Form 10-K405
period 2000-01-02
TELEDYNE TECHNOLOGIES INC
filed 2000-03-27
CIK 1094285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended January 2, 2000 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 for the transition period from              to

Commission file number: 1-15295

                       TELEDYNE TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                     Delaware                                           25-1843385
         (State of other jurisdiction of                 (I.R.S. Employer Identification Number)
          incorporation or organization)

                       2049 Century Park East, Suite 1500
                       Los Angeles, California 90067-3101
              (Address of principal executive office and Zip Code)

      Registrant's telephone number, including area code:  (310) 277-3311

          Securities registered pursuant to Section 12(b) of the Act:

                                                                  Name of each exchange
               Title of each class                                 on which registered
               -------------------                                ---------------------
      Common Stock, par value $.01 per share                     New York Stock Exchange
         Preferred Share Purchase Rights                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:         None
                                                              ----------------
                                                              (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes [X]                  No [ ]

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 23, 2000, the number of outstanding shares of Common Stock of the registrant was 26,732,933. At March 23, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $350.7 million, based on the closing price of $13.625 per share as reported on the New York Stock Exchange. Shares of Common Stock known by the registrant to be beneficially owned by directors and executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the registrant's proxy statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") are incorporated by reference in Part III of this Report. Information required by paragraphs (k) and
(l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed "soliciting material" or to be filed with the Commission as permitted by Instruction (9) to Item 402 of Regulation S-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I

  Item   Business....................................................        3
  1.

  Item   Properties..................................................       21
  2.

  Item   Legal Proceedings...........................................       23
  3.

  Item   Submission of Matters to a Vote of Security Holders.........       23
  4.

PART II

  Item   Market for Registrant's Common Equity and Related
  5.     Stockholder Matters.........................................       24

  Item   Selected Financial Data.....................................       24
  6.

  Item   Management's Discussion and Analysis of Financial Condition
  7.     and Results of Operations...................................       25

  Item   Quantitative and Qualitative Disclosure About Market Risk...       32
  7A.

  Item   Financial Statements and Supplementary Data.................       32
  8.

  Item   Changes in and Disagreements with Accountants on Accounting
  9.     and Financial Disclosure....................................       32

PART
  III

  Item   Directors and Executive Officers of the Registrant..........       33
  10.

  Item   Executive Compensation......................................       33
  11.

  Item   Security Ownership of Certain Beneficial Owners and
  12.    Management..................................................       33

  Item   Certain Relationships and Related Transactions..............       33
  13.

PART IV

  Item   Exhibits, Financial Statement Schedules, and Reports on Form
  14.    8-K.........................................................       33

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION                      F-1

SIGNATURES

EXHIBIT INDEX

                                 DEFINED TERMS

     In this Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the "Company", "Teledyne Technologies", or "TDY". References to ATI mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.

                                     PART I

ITEM 1. BUSINESS.

WHO WE ARE

     Teledyne Technologies Incorporated is a leading provider of sophisticated electronic and communications products, systems engineering solutions and information technology services, and aerospace engines and components. Our customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies. We serve high-value niche market segments where performance, precision and reliability are critical and where we are in several cases the leading supplier. Our businesses are interrelated by their use of technology to provide cost-effective and value-added solutions.

     Our products include avionic systems that collect and communicate information for airlines and business aircraft systems; broadband communications subsystems for wireless and satellite systems; engineering and information technology services for space, defense and industrial customers; and engines for general aviation aircraft and for cruise missiles.

     Total sales in 1999 were $803.4 million, compared to $780.4 million and $756.6 million in 1998 and 1997, respectively. Our segment operating profits were $90.6 million, $89.2 million and $74.9 million in 1999, 1998 and 1997, respectively. Approximately 57% of our total sales in 1999 was to commercial customers and the balance was to the U.S. Government. Approximately 67% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost plus fee type contracts. International sales accounted for approximately 18% of total sales in 1999.

     Our three business segments, their respective operating companies, and their contribution to our sales in 1999, 1998 and 1997 are summarized in the following table:

                                                                         PERCENTAGE OF SALES
                                                                        ---------------------
             SEGMENT                       OPERATING BUSINESSES         1999    1998    1997
----------------------------------  ----------------------------------  -----   -----   -----
Electronics and Communications      Teledyne Electronic Technologies    43%     44%     45%
Systems Engineering Solutions       Teledyne Brown Engineering, Inc.    28%     29%     28%
Aerospace Engines and Components    Teledyne Continental Motors and     29%     27%     27%
                                      Teledyne Cast Parts

     Teledyne Technologies was organized as a Delaware corporation on August 23, 1999. Teledyne Technologies is comprised of certain businesses of the former Aerospace and Electronics segment of Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated. On November 29, 1999, we were spun-off from ATI after a strategic review concluded that our businesses would be able to grow faster and be stronger competitors if they were combined as a separate company. On such date, each holder of ATI stock as of the close of business on November 22, 1999 received one share of TDY Common Stock for every seven shares of ATI stock. Our origin dates back to Teledyne, Inc. founded in 1960 by Dr. Henry Singleton.

     Our principal executive offices are located at 2049 Century Park East, Suite 1500, Los Angeles, California 90067-3101. Our telephone number is (310) 277-3311.

OUR BUSINESS SEGMENTS

ELECTRONICS AND COMMUNICATIONS

     Our Electronics and Communications segment, through Teledyne Electronic Technologies, applies proprietary technology, advanced software and hardware design skills and manufacturing capabilities in three areas: Data Acquisition and Communications Products; Precision Electronic Devices; and Electronic Manufacturing.

Data Acquisition and Communication Products

     We are a leading supplier of systems and software for data acquisition and communications applications in commercial aviation, as well as critical components and subsystems for wireless and satellite communications terminals. We are focused on expanding our technology base to support the emerging needs for high data rate (HDR) broadband communications technology.

     We also supply a range of specialized components, subsystems and equipment to domestic and international government aviation and aerospace customers. We participate in the markets for data acquisition and communications equipment and services for both air transport (including commercial passenger aircraft) and business and commuter aircraft.

     - Air Transport Products. Our aircraft information management solutions are designed to increase the safety and efficiency of airline transportation throughout the world. With over 200 commercial airline customers, we are a leading supplier of digital flight data acquisition systems for the commercial airline industry. We have provided these systems for our airline customers for over one-half of Boeing aircraft currently in production. We also provide our systems of certain aircraft customers of Airbus Industrie's partner, DaimlerChrysler Aerospace Airbus. These systems acquire both mandatory data for use by the aircraft's flight data recorder, and record additional data for the airline's use, such as performance and engine condition monitoring.

       The markets for data acquisition and communications systems include both new and retrofitted aircraft. Boeing estimates that the worldwide operational air transport fleet will grow from a current fleet of 12,600 to 19,100 aircraft by 2008.

       Our newest digital flight data acquisition units have the most advanced features in the industry. These systems conform to the required expansion of data recording capabilities, which were mandated by the Federal Aviation Administration (FAA) in 1997. At that time, the FAA increased the number of mandatory parameters to be monitored from 17 (prior to the rule change) to 88 by the year 2002. Our flight data units also perform additional, non-mandatory aircraft and engine condition monitoring for use by airline customers.

     - Business and Commuter Products. Communication capabilities for business and commuter aircraft are growing rapidly as these aircraft have begun to mirror air transport aircraft in data gathering and aircraft monitoring. We are one of the largest suppliers of air-ground telephony, facsimile and data transmission products to the growing business and commuter aircraft market.

       Bombardier Aerospace selected us to provide a suite of communications products for its new, ultra long-range Global Express business jet. These products include an air-to-ground telephone system and our Telelink(TM) datalink system that link onboard avionics with ground service providers to facilitate air traffic management and flight operations.

       The business and commuter fleet is significantly larger than the commercial air transport fleet, with approximately 27,000 aircraft currently operational. Forecast International, an industry consultant, projects that the business and commuter fleet will increase by approximately 40% during the next decade. We expect continued demand for both new installations and upgrades for these systems by business and commuter aircraft customers.

     - Wireless Ground Link. In March 1999, we demonstrated a prototype of our new Wireless Ground Link that automates the transfer of in-flight data recorded by our data acquisition systems to an airline's operations center. Transmission of the data can occur anytime an aircraft is on the ground utilizing the existing digital wireless infrastructure. The raw data are then forwarded to the airline through the Internet, where our Flight Data Replay and Analysis System can process them into useful formats. Such data can then be used by the airline in scheduling maintenance services and implementing safety procedures.

     - Wireless and Satellite Communication Components. Our communication components and subsystems are used in satellite earth terminals, communication satellites, and base stations for Personal Communication Services (PCS) and wireless loops. The technology that we apply to wireless and satellite communications originated in defense applications.

       We supply power amplifiers used in the L, C and Ku band satellite uplink transmitters. These products encompass both solid state monolithic microwave integrated circuits (MMICs) and high power helix traveling wave tubes. Markets include amplifiers for fixed wireless applications operating in the Unlicensed National Information Infrastructure (U-NII) band and Very Small Aperture Terminals (VSATs) used for credit card verification, corporate networking and mobile news gathering.

       The markets for both wireless and satellite systems are being driven by the growing need for high data rate (HDR) communications. In order to obtain sufficient bandwidth to support transmission of these data, wireless and satellite systems are moving to higher frequencies.

       We have developed a unique line of microwave filters that are manufactured with a patented injection molding technique. These metal-plated plastic filters are lighter in weight than competing metal filters, and can be used efficiently in the new lightweight microcell and picocell base stations for PCS systems. Our filters and our new VSAT transceivers have applications in wireless local loops, which are used to supply communications infrastructure in the developing world where the cost and time to deploy wireline communications can be excessive.

     - Defense and Space Electronics. We are a leading supplier of high power traveling wave tubes for electronic warfare systems, radar systems, and military satellite communications systems for both domestic and international applications. Our tubes are used in airborne systems on many aircraft, including the B-52, B-18, B-1B, F-15 and E-A6B, and Global Hawk, and on surface systems, such as AEGIS ships. We believe that there will be a continuing demand for our tubes in both new and existing systems.

       We believe that the use of traveling wave tubes for radar applications will grow as these systems are upgraded with advanced capabilities that cannot be achieved with current transmitter technologies.

       We have also supplied thousands of microprocessor-controlled ejection seat sequencers for U.S. Air Force and U.S. Navy tactical aircraft, such as the F-16, F-18 and the new F-22 fighter.

Precision Electronic Devices

     We develop and manufacture microelectronic devices, high-performance relays, microelectromechanical systems (MEMS), high-density connectors and precision instruments that are engineered for demanding applications in the defense, commercial aerospace, medical, instrumentation and industrial markets where small size, high performance and reliability are of paramount importance. We also provide precision instruments to manufacturers in these industries.

     - Microelectronic Devices. Our hybrid microcircuits are used in applications such as military (including F-18 and F-22 aircraft and the M1A2 tank), aerospace, medical and instrumentation systems. These compact and complex electronic building blocks combine multiple transistors and integrated circuits in multi-chip modules (MCMs). In late 1999, Harris Corporation awarded us the contract to manufacture rugged fiber optic transmitters and receivers for the new F-22 fighter program. Approximately 50 transmit and receive modules are used on each aircraft to route data to and from avionics equipment and the aircraft's central processor. Our fiber optic transmitter and receiver modules are also used for video distribution on the International Space Station.

       We have applied our MCM technology to the manufacture of life sustaining and life enhancing implantable medical devices, including cardiac pacemakers and defibrillators, neural stimulators and cochlear implant hearing aids. Newer products include biological signal sensors and ambulatory digital recorders for diagnosis and monitoring of epilepsy and sleep disorders. These products are distributed on a private label basis by our customers. Our medical manufacturing operations are FDA-registered, and like all of our electronic manufacturing facilities, certified to IS0 9000.

     - High Performance Relays. Our Teledyne Relays miniature electromechanical relays are used where maintenance of signal fidelity is essential. Examples of applications include switching of high-speed digital and microwave signals in semiconductor and microwave test equipment, wireless systems and communication satellites. According to Venture Development, an industry consultant, the size of the telecommunications and instrumentation relay market is approximately $870 million annually and is expected to grow at more than 5% per year.

       Growth in the transmission of broadband data via the Internet, increases in clock speeds of microprocessors, and the migration of wireless and satellite systems to higher frequency bands are all contributing to a need for switching devices that operate at higher frequencies. During 1999, we added new products to our growing line of high frequency relays and work towards introducing additional products in 2000.

     - Microelectromechanical Systems. We are leveraging our experience with precision electromechanical devices and microelectronics fabrication technology to develop new MEMS. The first product we are developing in this line is a microrelay based on an exclusively licensed patented electromagnetic actuation technique. The microrelay will be significantly smaller than current electromechanical relays, an important factor in modern, miniaturized electronic systems, and will provide us with access to a new market segment in which we do not currently compete.

     - High-Density Connectors. We supply custom, low profile, surface mount connectors for applications in commuter disk drives and consumer medical electronic devices. We have increased our development efforts for high-density microprocessor connectors, targeted for use in high-volume applications such as personal computers and workstations and personal communication systems handsets. We were issued a patent for a new, low-cost method of producing high-density connectors in October 1999. Prismark Partners, an industry consultant, estimates that the market for this type of connector will grow from 100 million units per year in 1999 to 200 million by 2003, with the price of a typical connector expected to be approximately $6.

     - Precision Instruments. We design and manufacture precision instruments for process applications in semiconductor and petrochemical manufacturing with a broadline of analyzers for oxygen and other gases, vacuum gauges, and mass flow meters and controllers. These instruments are sold under the Teledyne Analytical Instruments and Teledyne Hastings brand names.

       Our Model 2002(TM) sensor is a wide range digital vacuum meter used to measure vacuum or pressure in various process control and other systems applications.

Electronic Manufacturing

     We operate turnkey manufacturing facilities in Tennessee, Mexico and Scotland for low-to-moderate volume, technically sophisticated products, ranging from individual printed circuit board assemblies to complete electronic systems, used in the aerospace, medical and communications industries. We manufacture subsystems used in such diverse products as weapons release systems and medical magnetic resonance imaging systems. Our customers include major aerospace and electronic companies. Our production capabilities include through-hole, surface-mount and multi-chip module assembly; and digital, analog, radio frequency and microwave testing.

     Our patented REGAL(R) rigid-flex technology combines rigid and flexible printed circuits into one assembly that eliminates board-to-board connectors, which results in improved reliability and packaging density. These rigid-flex circuit boards are use in military (such as the AMRAAM missiles, the Airborne Self-Protection Jammer and the Apache Longbow Helicopter), commercial aerospace and medical applications. In late 1998, we added rapid prototyping capabilities for rigid-flex printed circuits to improve customer service.

     In 1999, we expanded our line of capital equipment for printed circuit board manufacturing with an innovative copper plating system designed to plate panels in ten minutes. This compact system occupies 50% less space than conventional systems.

     During 1998 we expanded our capacity for low-cost manufacturing in Mexico. Subject to prevailing labor conditions, we plan additional growth in Mexico and at our Scotland facility. According to Frost & Sullivan, an industry consultant, the market for military electronic contract manufacturing services was approximately $800 million in 1998 and is expected to grow at an 8% annual rate as major military systems companies increasingly focus more on integration of systems and rely on merchant suppliers for electronics manufacturing.

SYSTEMS ENGINEERING SOLUTIONS

     Teledyne Brown Engineering, Inc. offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers. Our software solutions center on the following five areas:

     - Aerospace Solutions

     - Defense Solutions

     - Information Services

     - Environmental Solutions

     - Enterprise Control and Energy Products

Aerospace Solutions

     We provide a broad range of highly sophisticated engineering solutions and services to U.S. space programs. U.S. Government budgeted expenditures in this market are approximately $19.3 billion in 2000.

     As the payload integration contractor for NASA's Marshall Space Flight Center, we have had major responsibilities in the numerous scientific missions of the Space Shuttle. This work has ranged from experiment planning, through designing and fabricating interface hardware, to manning the mission control center during flight operations.

     The centerpiece of our current space activities is the International Space Station. We are involved in both space-borne and ground-support hardware development and we participate in mission planning and operations. We have approximately 300 people working on International Space Station projects and realized sales associated with these projects of approximately $29 million in 1999.

     The development and integration of complex ground support equipment has long been one of our specialties. Recognition of this is reflected in our selection by the U.S. Air Force to produce three prototype aircraft cargo loaders as a part of the Air Force's Next Generation Small Loader program.

Defense Solutions

     For over 45 years, we have played a key role in the development of U.S. defense systems. The Department of Defense has budgeted $3.6 billion in expenditures in 2000 for various missile defense programs, which are projected to grow at a modest rate for the next five years. The current 2000 budget for the National Missile Defense program is approximately $837 million and is projected to grow to $1.8 billion in 2002. During the last 10 years alone, our systems engineering solutions in defense technologies have averaged over 1,000,000 man-hours per year.

     In ballistic missile defense programs, we have provided solutions in systems engineering, integration, and testing; real-time distributed testing and training; radar and optical systems design; command center development; and intelligence studies and threat analysis. We provide battle simulation software as part of our role for the U.S. Ballistic Missile Defense Organization's National Missile Defense program.

     We also provide an array of engineering solutions related to combat systems technologies, including research and development test support, operational test and evaluation, systems survivability analysis, and body armor development.

Information Services

     One of our strongest capabilities is in information technology. The government sector of the information technology market is approximately $33.6 billion in 1999, and is expected to grow at an annual rate of between 4% and 10%. Approximately 30% of our contracts are in this sector.

     Our software products, most of which are certified to ISO 9001, are used for highly diverse applications, such as high-fidelity simulations, multi-media training, Internet website development, distributed real-time testing, and command and control centers.

     We have developed hundreds of simulation programs, including the Extended Air Defense Simulation, which is used by friendly governments worldwide and was combat-proven during Operation Desert Storm and more recent operations. We have recently upgraded the U.S. Army's land-combat model to include amphibious and tactical air operations.

     We are recognized as a leader in the development of real-time, vehicle-and weapons-integrated simulations for systems testing and training. Our Systems Exerciser is a simulation tool used to verify the inter-operational compatibility of geographically separated, complex defense systems. The Systems Exerciser "drives" actual weapons systems with a simulated environment including threats, weather, and terrain, creating a robust virtual world in which real systems can operate and interact.

     We have been continuously involved in weapons signature management development efforts since 1989, with over 47 successful programs, of which 37 were sole source contracts. We are particularly well known for systems that limit the detection of soldiers on the battlefield by radar or infrared sensors, as to which we hold several issued and pending patents. The Optical Signatures Code, which we developed and maintain, is the recognized standard in missile defense. We also developed the world's largest on-line database for optical signatures.

Environmental Solutions

     We utilize our systems engineering solutions to assist the U.S. Government in complying with terms of the Chemical Weapons Convention Treaty. This Treaty requires the United States to destroy all chemical weapons and material by 2007. As a 50% participant in a joint venture, we are developing alternative technologies to incineration for the destruction of stockpile chemical munitions. We are presently the only contractor operating in the non-stockpile chemical munitions sector. As the prime contractor for the U.S. Army's Non-Stockpile Chemical Materiel Demilitarization program, we are designing, fabricating, integrating, and testing equipment to safely destroy small caches of chemical munitions and materiel located in over 30 states.

     We were selected by the Air Force to establish and operate a highly specified analysis laboratory for performing nuclear forensic analysis of gas samples. Prior to selecting a contractor operation, military personnel at McClellan Air Force Base in California operated this laboratory for many years.

Enterprise Control and Energy Products

     Our systems engineering capabilities are applied to energy problems through a variety of services and products. Our OpenVector(TM) supervisory control and data acquisitions systems are used for managing over half of the gas transportation pipelines in the United States, and we have some international customers.

     We manufacture and sell low power, continuously operating electrical generators utilized in energy remote locations. We market our line of low-power radioisotope thermoelectric generators under the SENTINEL(TM) brand name. One of our units aboard the Pioneer spacecraft has exited the solar system, after flawlessly providing power for more than two decades. Our TELAN(TM) thermoelectric systems provide up to 90 watts of constant, reliable power at remote locations throughout the world. Our recently announced 2.5-kilowatt Minotaur(TM) engine-generator system runs on natural gas and is designed for long-term, continuous, low-maintenance operation for the oil and gas production industry, and to provide prime power for applications in emerging countries that lack sophisticated infrastructures.

AEROSPACE ENGINES AND COMPONENTS

     Our Aerospace Engines and Components Segment, through Teledyne Continental Motors and Teledyne Cast Parts, focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls, batteries and complex metal castings.

Piston Engines

     We design, develop and manufacture piston engines and ignition systems for major general aviation airframe manufacturers and provide spare parts and engine rebuilding services. We are one of two primary worldwide producers of piston engines and after-market service providers for the general aviation marketplace.

     Over 300,000 piston-powered aircraft have been produced since the inception of the general aviation industry. The active fleet of single and twin-engine aircraft is estimated to be 165,000, with approximately 200,000 engines currently in service. We estimate that our engines power approximately one half of the active fleet. The average age of this fleet is approximately 30 years. Our share of the installed base is extremely important in a business in which repair and replacement parts can provide substantial ongoing revenue.

     Our product lines included engines powering the industry benchmark Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the popular New Piper Seneca V twin-engine aircraft. In addition to these long-standing products, our engines will power four new high-speed composite aircraft currently entering production. These are the Cirrus SR-20, Lancair Columbia, Diamond Katana C1, and the Extra 400.

     The market for piston powered general aviation aircraft has shown a strong resurgence in recent years. Following the passage of the General Aviation Revitalization Act (GARA) of 1994, which limited manufacturers' product liability for aircraft over 18 years in age, the domestic production of new aircraft has increased from 444 new units in 1994 to over 1,500 units in 1998. Following the passage of GARA, the industry has introduced new and advanced airframes and avionics and increased the rate of spending for new product research and development. Additionally, NASA is sponsoring technology development programs aimed at increasing the efficient commercial use of small general aviation aircraft. These programs include the demonstration of a new piston aircraft engine for light aircraft that is fueled by Jet-A fuel. Teledyne Continental Motors was selected to design and demonstrate this advanced engine.

     In addition to the sales of new aircraft engines to aircraft producers, we also actively support the aircraft engine aftermarket. Piston aircraft engines are produced with a finite utiliza-tion life generally expressed as time between overhaul (TBO). Rebuilding or overhauling of the engine is required at TBO, which can range between 1,600 and 2,000 hours for our aircraft engines. With an installed base of approximately 100,000 Teledyne Continental Motors engines and an average aircraft utilization of 133 hours per year, approximately 10,000 of our aircraft engines can be expected to require some degree of overhaul in the aftermarket each year. Our aftermarket support includes the rebuilding of nearly 3,000 of these units annually with our Gold Medallion Rebuilt Engine. We also provide a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products.

     Our Aerosance unit has developed the first full authority digital electronic controls for piston aircraft engines. These controls are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management. We believe that these control systems, which are in the process of FAA certification testing, will become standard equipment on new aircraft, and will be retrofitted on higher-end, piston-powered general aviation aircraft.

     In November 1999, we acquired certain assets of Long Island, New York-based Mattituck Aviation Corporation, a privately owned aftermarket supplier and piston engine rebuilder and overhauler to the general aviation marketplace. This acquisition is expected to bring additional service capabilities to Teledyne Continental Motors. These service capabilities should leverage our investments in manufacturing excellence and the development of digital electronic controls for piston aircraft engines.

Turbine Engines

     We design, develop and manufacture small turbine engines for missiles and unmanned aerial vehicles. We also produce engines that power military trainer aircraft. Since the late 1950s, we have delivered over 21,000 of these engines to defense contractors. We believe that the near-term demand for these engines will increase as a result of the depletion of cruise missiles in recent international conflicts.

     Our J402 engine powers the HARPOON missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile Expanded Response. Over 7,700 of these engines have been produced for these missile systems, which are deployed by the U.S. Navy and various NATO countries.

     A derivative of the J402 engine has been selected by Lockheed Martin Corporation to power the Joint Air-to-Surface Standoff Missile (JASSM) that is scheduled to be fielded in late 2001. We are the sole source provider for engines for the JASSM system. The JASSM production requirement, which initially was projected at 2,400 units, has been increased in recent months to 3,700 units.

     Another of our engines provides the turbine power for the Improved Tactical Air Launched Decoy being built for the U.S. Navy. This system enhances stand-off capability by identifying the enemy radar sources for lethal weapons. This low-cost turbine engine is the first of a family of lower-thrust engines to enter production.

     Another of our engines serves as the propulsion source for the T-37 aircraft, the primary jet trainer for the U.S. Air Force. This engine has been in service for over 40 years and will continue to power the T-37 well into the next decade. We are the sole source for major spare parts for this engine.

Battery Products

     Our battery products operations specialize in the design, development and manufacture of engineered products for the lead acid battery markets. We are focused on providing engineered products in niche markets with more favorable margins than typical battery products.

     We design, develop and manufacture dry-charged batteries that can be stored for years without deterioration. Our maintenance-free, valve-regulated, recombinant batteries offer electrical performance and rechargeable characteris-tics that are superior to other types of maintenance-free batteries.

     Our Gill(TM) line of lead acid batteries is widely recognized as the premier dry-charged, starting and standby power source for general aviation. More companies manufacturing new general aviation aircraft choose the Gill(TM) product line than any other lead acid battery.

     The technical characteristics of our batteries offer the possibility of sales to growing non-aviation markets, such as the cable television and telecommunications industries backup.

Cast Parts

     Teledyne Cast Parts offers a wide range of complex sand-cast aluminum and magnesium castings and nickel-based superalloy and stainless steel investment castings to the aerospace and defense industries. Premium quality castings are produced from various processes in accordance with military, aerospace and commercial customer specifications to exacting tolerances and mechanical strengths.

     Our major customers include airframe and turbine engine manufacturers, missile producers and other defense contractors. We supply castings to the U.S. Navy for use in its Phalanx weapons system, as well as castings used in Tomahawk Cruise Missiles, jet engines and armament systems for both airborne and land vehicles.

     Based on publicly available sales data, we estimate that the market for aluminum and magnesium casting was approximately $1 billion in 1998 and the market for air melt steel and vacuum melt superalloys was approximately $2.6 billion. The metals casting industry has been highly fragmented and has experienced consolidation in recent years. We believe that this trend may provide us with additional growth opportunities.

SALES AND MARKETING

     No commercial customer accounted for more than 10% of our total sales during 1999, 1998 or 1997. Approximately 43%, 40% and 40% of our total sales for 1999, 1998 and 1997 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. We do not regard sales to the U.S. Government as constituting sales to a single customer, because various U.S. Government customers exercise independent purchasing decisions.

     Our principal U.S. Government customer is the U.S. Department of Defense. Our largest program with the U.S. Government, the Systems Engineering and Technical Assistance contract with the Space and Missiles Defense Command, represented 5.8%, 7.3% and 7.1% of total sales for 1999, 1998 and 1997. Sales by our segment to agencies of and prime contractors to the U.S. Government in each of the past three years were as follows:

                           1999     1998     1997
                          ------   ------   ------
                               (IN MILLIONS)
Electronics and
  Communications........  $101.1   $102.4   $102.7
Systems Engineering
  Solutions.............  $185.4   $159.2   $158.0
Aerospace Engines and
  Components............  $ 61.7   $ 46.8   $ 42.6

     Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

     Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. Products are also advertised in appropriate trade journals and by means of various Internet web sites. To promote our products and other capabilities, our personnel regularly participate in relevant trade shows and professional associations. Many of our government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions in addition to competitive pricing.

COMPETITION

     We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete generally. Although we have certain advantages that we believe help us compete in our markets effectively; each of our markets is highly competitive. Our businesses vigorously compete on the basis of quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.

RESEARCH AND DEVELOPMENT

     We spent a total of $215.9 million, $175.0 million and $188.4 million on research and development for 1999, 1998 and 1997, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 87%, 86% and 85% of total research and development costs for 1999, 1998 and 1997, respectively.

INTELLECTUAL PROPERTY

     While we own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights, which, in the aggregate, are of material importance to our business, our management believes that our business as a whole is not materially dependent upon any one intellectual property or related group of such properties. We own over 700 active patents and are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us.

     Pursuant to a Trademark License Agreement, an affiliate of ATI granted us an exclusive license to use the "Teledyne" name and related logos, symbols and marks in connection with our operations. We pay an annual fee of $100,000 for this license and on November 24, 2004 have an option to purchase all rights and interests in the Teledyne marks for $412,000.

     Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the expiration or termination of these patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition.

EMPLOYEES

     Out of a total workforce of approximately 5,800, about 1,400 individuals have engineering, physics, mathematics or computer science degrees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 370 of our employees under a collective bargaining agreement that expires on December 16, 2000. We consider our relations with our employees to be good.

EXECUTIVE MANAGEMENT

     TDY's executive officers and segment presidents include:

NAME AND TITLE                            AGE     PRINCIPAL OCCUPATIONS LAST 5 YEARS
--------------                            ---  ----------------------------------------
Executive Officers*:

Robert Mehrabian                          58   Dr. Mehrabian has been the President and
President and Chief Executive                  Chief Executive Officer of TDY since its
Officer; Director                              formation. Prior to the spin-off, he was
                                               the President and Chief Executive
                                               Officer of ATI's Aerospace and
                                               Electronics segment since July 1999 and
                                               had served ATI at various senior
                                               executive capacities since July 1997.
                                               Before joining ATI, Dr. Mehrabian served
                                               as President of Carnegie Mellon
                                               University. He is a director of TDY,
                                               Mellon Financial Corporation and PPG
                                               Industries, Inc.

Stefan C. Riesenfeld                      51   Mr. Riesenfeld has been the Executive
Executive Vice President and Chief             Vice President and Chief Financial
Financial Officer                              Officer and the Treasurer of TDY since
                                               the spin-off. From August 1999 to the
                                               spin-off, he was the Executive Vice
                                               President and Chief Financial Officer of
                                               ATI's Aerospace and Electronics segment.
                                               From 1996 to May 1999, Mr. Riesenfeld
                                               was Chief Financial Officer of ICL, PLC,
                                               a global information systems and
                                               services company based in London,
                                               England. From 1983 to 1996, he was with
                                               Unisys Corporation where he served as
                                               Vice President and Corporate Treasurer
                                               from 1989.

John T. Kuelbs                            57   Mr. Kuelbs has been the Senior Vice
Senior Vice President, General                 President, General Counsel and Secretary
Counsel and Secretary                          of TDY since the spin-off, having joined
                                               ATI's Aerospace and Electronics segment
                                               in October 1999. Mr. Kuelbs was Senior
                                               Vice President - Acquisition Policy for
                                               Raytheon Company from November 1998 to
                                               September 1999 and Senior Vice
                                               President-Legal of Raytheon Systems
                                               Company from January 1998 to November
                                               1998. Before Raytheon's acquisition of
                                               Hughes Aircraft Company, Mr. Kuelbs
                                               spent 17 years at Hughes Aircraft
                                               Company where he served as Senior Vice
                                               President, General Counsel and Secretary
                                               from 1994 to 1998.

NAME AND TITLE                            AGE     PRINCIPAL OCCUPATIONS LAST 5 YEARS
--------------                            ---  ----------------------------------------
Nicholas L. Blauwiekel                    44   Mr. Blauwiekel became Vice President -
Vice President - Human Resources               Human Resources of TDY on March 1, 2000.
                                               From October 1998 through February 2000,
                                               he was Corporate Vice President, Human
                                               Resources of Shiloh Industries, a
                                               manufacturer of steel and advanced
                                               materials located in Cleveland, Ohio.
                                               From July 1996 to October 1998, Mr.
                                               Blauwiekel was Vice President, Human
                                               Resources of Cooper Automotive Company,
                                               located in Chesterfield, Missouri. For
                                               over 16 years prior thereto he held
                                               various human resources management
                                               positions with Eaton Corporation, a
                                               global manufacturer of highly engineered
                                               products which serve industrial,
                                               vehicle, construction, commercial and
                                               semiconductor markets.

Dale A. Schnittjer                        55   Mr. Schnittjer has been the Controller
Controller                                     of TDY since its spin-off. From 1998 to
                                               the spin-off, Mr. Schnittjer served as a
                                               financial executive to the Aerospace and
                                               Electronics and Industrial Segments of
                                               ATI. Prior to that, he was Vice
                                               President-Finance of Teledyne Wah Chang
                                               from 1997 to 1998 and Vice
                                               President-Finance of Teledyne Specialty
                                               Equipment from 1995 to 1997. Mr.
                                               Schnittjer has held various financial
                                               positions with several of Teledyne's
                                               aerospace and electronics companies
                                               since 1987.

Segment Management:

Marvin H. Fink                            63   Mr. Fink has been the President of
President,                                     Teledyne Electronic Technologies since
Teledyne Electronic Technologies               1993. Mr. Fink has held various
                                               management positions with several of
                                               Teledyne's aerospace and electronic
                                               companies for over 37 years.

Richard A. Holloway                       57   Mr. Holloway has been the President of
President,                                     Teledyne Brown Engineering since
Teledyne Brown Engineering, Inc.               February 1998. Prior thereto, he was
                                               Senior Vice President, Government
                                               Division of SCI Systems, Inc., a
                                               provider of manufacturing and design
                                               services to commercial companies, the
                                               U.S. military and foreign governments.

Bryan L. Lewis                            50   Mr. Lewis has been the President of
President,                                     Teledyne Continental Motors since 1992.
Teledyne Continental Motors                    Mr. Lewis first joined Teledyne 18 years
                                               ago as a project engineer for its
                                               turbine engine business.

NAME AND TITLE                            AGE     PRINCIPAL OCCUPATIONS LAST 5 YEARS
--------------                            ---  ----------------------------------------
Charles E. McGill                         64   Mr. McGill has been the President of
President,                                     Teledyne Cast Parts since March 1999.
Teledyne Cast Parts                            Prior thereto, he was Vice President of
                                               ATI's Aerospace and Electronics segment
                                               and from 1993 through 1997, he was Vice
                                               President, Finance and Administration of
                                               Teledyne Electronic Technologies. Mr.
                                               McGill has held various management and
                                               financial positions with several of
                                               Teledyne's aerospace and electronics
                                               companies for over 34 years.

-------------------------

* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

     Dr. Mehrabian has an Employment Agreement dated as of December 21, 1999 with Teledyne Technologies. A copy is filed as Exhibit 10.8 to this Form 10-K.

     Each of the above-listed persons and six other members of management have entered into Change in Control Severance Agreements with Teledyne Technologies. A form of such agreement is filed as Exhibit 10.9 to this Form 10-K.

RISK FACTORS; CAUTIONARY STATEMENT
AS TO FORWARD-LOOKING STATEMENTS

     The following text highlights various risks and uncertainties associated with Teledyne Technologies. These factors could materially affect "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and in TDY's 1999 Annual Report to Stockholders.

IF WE FAIL TO UNDERTAKE A PUBLIC OFFERING OF OUR COMMON STOCK WITHIN ONE YEAR FOLLOWING THE SPIN-OFF, WE WILL BE IN BREACH OF OUR AGREEMENTS WITH ATI.

     ATI received a tax ruling from the IRS stating in principle that the spin-off will be tax-free to ATI and to ATI's stockholders. One of the assumptions underlying the tax ruling is that we will undertake a public offering of our Common Stock within one year following the spin-off and use the anticipated gross proceeds of approximately $125 million (less associated costs) for research and development and related capital projects, for the further development of our manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement and the Tax Sharing and Indemnification Agreement, we have also agreed with ATI to undertake such a public offering. Our failure to do so would be a breach of those agreements and subject us to substantial liabilities.

FAILURE OF REPRESENTATIONS AND ASSUMPTIONS UNDERLYING THE IRS TAX RULING COULD CAUSE THE SPIN-OFF NOT TO BE TAX-FREE TO ATI OR TO ATI'S STOCKHOLDERS AND MAY REQUIRE US TO INDEMNIFY ATI.

     While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions, including the assumption that we will complete a required public offering of our Common Stock within one year following the spin-off, and use anticipated gross proceeds of approximately $125 million (less associated costs) for research and development and related capital projects, for the further development of our manufacturing capabilities and for acquisitions and/or joint ventures. In light of current market conditions and other factors, we cannot provide any assurances that we can complete a public offering of such size in the required time period. TDY's management is currently reviewing this public offering requirement.

     If the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gains generally equal to the amount by which the fair market value of the Teledyne Technologies Common Stock distributed to ATI's stockholders exceeded the tax basis in our assets. In addition, the distribution of our Common Stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the Teledyne Technologies Common Stock such stockholder receives.

     If the spin-off qualified as a distribution under Section 355 of the Code but failed to be tax-free to ATI because of certain post-spin-off circumstances (such as an acquisition of Teledyne Technologies) ATI would recognize a taxable gain as described above, but the distribution of our Common Stock in the spin-off would generally be tax-free to each ATI stockholder.

     The Tax Sharing and Indemnification Agreement provides that we will be responsible for any taxes imposed on, or other amounts paid by, ATI, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of Section 355 of the Code if the failure or disqualification is caused by certain post-spin-off actions by or with respect to us (including our subsidiaries) or our stockholders. For example, the acquisition of Teledyne Technologies by a third party during the two-year period following the spin-off could cause such a failure or disqualification. If any of the taxes or other amounts described above were to become payable by us, the payment could have a material adverse effect on our financial condition, results of operations and cash flow and could exceed our net worth by a substantial amount.

OUR DEPENDENCE ON REVENUE FROM GOVERNMENT CONTRACTS SUBJECTS US TO THE RISK THAT WE MAY NOT BE SUCCESSFUL IN BIDDING FOR FUTURE CONTRACTS AND THAT GOVERNMENT FUNDING FOR THESE CONTRACTS MAY BE DELAYED OR CONTINUE TO DECREASE.

     We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime or subcontractor, represented approximately 43% of our total revenue for 1999. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.

     Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as appropriations are made by Congress for future fiscal years.

     The overall U.S. military budget declined in real dollars from the mid-1980's through the early 1990's. Although U.S. military budgets have stabilized in recent years, future levels of defense spending cannot be predicted. Delays or further declines in U.S. military expenditures could adversely affect our business, results of operations and financial condition, depending upon the programs affected, the timing and size of the changes and our ability to offset the impact with new business or cost reductions.

     Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination-for-convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default imposes liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source.

     We obtain many U.S. Government prime and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted. In addition, contracts may not be profitable.

     A number of our U.S. Government prime and subcontracts are fixed-price type contracts (67% in 1999). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. We believe that the U.S. Government is increasingly requesting proposals for fixed-price type contracts.

     We, like other government contractors, are subject to various audits, reviews and investigations (including private party "whistleblower" lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to surface issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a "presently responsible contractor," that unit or division, and conceivably our company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements.

WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW AND ENHANCED PRODUCTS IN A TIMELY AND COST-EFFECTIVE MANNER.

     Our operating results will depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depends on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance.

     We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements. Our new products also may not achieve market acceptance or correctly anticipate new industry standards and technological changes.

TECHNOLOGICAL CHANGE COULD CAUSE CERTAIN OF OUR PRODUCTS OR SERVICES TO BECOME OBSOLETE OR NON-COMPETITIVE.

     The markets for a number of our products and services are generally characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services or in market demand for products or services based on a particular technology could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operation and financial condition. Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products or services.

WE MAY NOT HAVE SUFFICIENT RESOURCES TO FUND PLANNED OR NECESSARY RESEARCH AND DEVELOPMENT, CAPITAL EXPENDITURES AND POSSIBLE ACQUISITIONS.

     In order to remain competitive, we must make substantial investments in research and development to develop new and enhanced products and continuously upgrade our process technology and manufacturing capabilities.

     Although we believe that anticipated cash flows from operations and available borrowings under our $200 million credit facility will be sufficient to satisfy our working capital and normal operating requirements, we cannot fund our planned research and development, capital investment programs and possible acquisitions without additional financing. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic and market conditions. We may be unable to successfully raise needed capital and the amount of net proceeds that will be available to us may not be sufficient to meet our needs. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

INCREASING COMPETITION COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND SERVICES.

     Although we have certain advantages that we believe help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies which could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically-integrated projects.

WE SELL PRODUCTS AND SERVICES TO CUSTOMERS IN INDUSTRIES WHICH ARE CYCLICAL AND SENSITIVE TO CHANGES IN GENERAL ECONOMIC ACTIVITY.

     We derive significant revenues from the commercial aerospace industry. Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. Delays or changes in aircraft and component orders could impact the future demand for our products and have a material adverse effect on our business, results of operations and financial condition.

     In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and in mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our profits, or our production levels, or both.

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH INTERNATIONAL SALES.

     During 1999, international sales accounted for approximately 18% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

     - political and economic instability;

     - export controls;

     - changes in legal and regulatory requirements;

     - U.S. and foreign government policy changes affecting the markets for our products;

     - changes in tax laws and tariffs;

     - the impact of the transition to a common European currency;

     - convertibility and transferability of
       international currencies; and

     - exchange rate fluctuations (which may affect sales to international customers and the value of and profits earned on international sales when converted into dollars).

     Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Weak conditions in Asian economies have affected our results of operations adversely.

PRODUCT LIABILITY CLAIMS OR RECALLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REPUTATION, BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     As a manufacturer and distributor of various products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product which could adversely affect our results of operations. This could be true even if the claims themselves are proven to not be true or settled for immaterial amounts.

     While we will have general liability and other insurance policies concerning product liabilities, we will have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors is $10 million.

     Product recalls could also have a material adverse effect on our business, results of operations and financial condition. For example, in the second quarter of 1999, Teledyne Continental Motors engaged in a product recall of piston engines produced in 1998, which had an adverse effect on our recent financial performance. Product recalls have the potential for tarnishing a company's reputation and could have a material adverse effect on the sales of our products.

     We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

COMPLIANCE WITH INCREASING ENVIRONMENTAL REGULATIONS AND THE EFFECTS OF POTENTIAL ENVIRONMENTAL LIABILITIES COULD HAVE A MATERIAL ADVERSE FINANCIAL EFFECT ON US.

     We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future. Future developments, administrative actions or liabilities relating to environmental matters could have a material adverse effect on our business, results of operations or financial condition.

     Some of our businesses work with highly dangerous substances which require heightened standards of care. For example, as the prime contractor for the U.S. Army's Non-Stockpile Chemical Materiel Demilitarization program, we are responsible for the destruction of small caches of chemical munitions and materiel located in over 30 states. The destruction of chemical weapons is an inherently dangerous activity. Although we have not experienced any accidents or other adverse consequences as a result of our participation in this program, we cannot assure that we will not experience any problems in the future.

     For additional discussion of environmental matters, see the information at page 30 under the caption "Other Matters-Environmental" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 13 to Notes to Consolidated Financial Statements.

HAVING MINIMAL OPERATING HISTORY AS AN INDEPENDENT COMPANY MAKES IT DIFFICULT TO PREDICT OUR PROFITABILITY AS A STAND-ALONE COMPANY.

     We do not have an external operating history as an independent company. Prior to the spin-off, our businesses relied on ATI for various financial, managerial and administrative services and have been able to benefit from the earnings, financial resources, assets and cash flows of ATI's other businesses. Since the spin-off, ATI is only obligated to provide us with minimal transitional assistance and services.

     We expect costs and expenses associated with the management of a public company to be greater than the amount reflected in our historical financial statements. We also will incur interest expense and be subject to the other requirements associated with our credit facility. While we had been profitable as part of ATI, there can be no assurance that, as a stand-alone company, our future profits will be comparable to historical operating results before the spin-off.

     We have been dedicating significant managerial and other resources at the corporate level to establish the infrastructure and systems necessary for us to operate as an independent public company. While we believe that we have sufficient management resources, we cannot assure you that this will be the case or that we will successfully implement our operating and growth initiatives. Failure to implement these initiatives successfully could have a material adverse effect on our business, results of operations and financial condition.

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE SUCCESS.

     Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. In particular, the loss of the services of Robert Mehrabian, our President and Chief Executive Officer, could materially and adversely affect us.

ACQUISITIONS INVOLVE INHERENT RISKS THAT MAY ADVERSELY AFFECT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     Our growth strategy includes possible acquisitions. Acquisitions involve various inherent risks, such as:

     - our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

     - the potential loss of key personnel of an acquired business;

     - our ability to integrate acquired businesses and to achieve identified financial and operating synergies anticipated to result from an acquisition; and

     - unanticipated changes in business and economic conditions affecting an acquired business.

PROVISIONS OF OUR GOVERNING DOCUMENTS, APPLICABLE LAW, THE TAX SHARING AND INDEMNIFICATION AGREEMENT WITH ATI AND OUR CHANGE IN CONTROL SEVERANCE AGREEMENTS COULD MAKE AN ACQUISITION OF TELEDYNE TECHNOLOGIES MORE DIFFICULT.

     Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement, and the General Corporation Law of the State of Delaware (the "DGCL"), contain several provisions that could make the acquisition of control of Teledyne Technologies in a transaction not approved by our board of directors more difficult. Certain tax aspects of the spin-off could also discourage an acquisition of control of Teledyne Technologies for some period of time. For example, the acquisition of Teledyne Technologies by a third party during the two-year period following the spin-off could result in the spin-off not qualifying as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code and trigger indemnification obligations of Teledyne Technologies under the Tax Sharing and Indemnification Agreement. We have entered into Change in Control Severance Agreements with 15 members of our management, which could have an antitakeover effect.

ITEM 2. PROPERTIES.

     Our principal facilities as of January 2, 2000 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained.

                                                                                    SQUARE FOOTAGE
           FACILITY LOCATION                          PRINCIPAL USE                 (OWNED/LEASED)
---------------------------------------  ---------------------------------------  -------------------
ELECTRONICS AND COMMUNICATIONS SEGMENT
  Teledyne Electronic Technologies
    Los Angeles, California              Development and production of            123,000 (leased)
                                         electronic components and subsystems.    17,000 (owned)
    Los Angeles, California              Production of digital data acquisition   154,000 (leased)
                                         systems for monitoring commercial
                                         aircraft and engines.
    Lewisburg, Tennessee                 Development and production of            153,000 (owned)
                                         electronic components and subsystems.
    Mountain View, California            Production of ferrite components,        100,000 (owned)
                                         switching devices, filters and
                                         monolithic microwave integrated
                                         circuits.
    Hawthorne, California                Production of electronic components.     83,000 (owned)
    Rancho Cordova, California           Development of production of traveling   75,000 (owned)
                                         wave tubes and power supplies for use    16,000 (leased)
                                         in commercial markets.
SYSTEMS ENGINEERING SOLUTIONS SEGMENT
  Teledyne Brown Engineering
    Huntsville, Alabama                  Provision of engineered services and     474,000 (owned)
                                         products, including systems              123,000 (leased)
                                         engineering, optical engineering,
                                         software and hardware engineering, and
                                         instrumentation technology.
    Hunt Valley, Maryland                Manufacturing, assembling and            60,000 (leased)
                                         maintenance of power generating
                                         systems.
    Oak Ridge, Tennessee                 Laboratories and offices in support of   40,000 (leased)
                                         environmental services.
    Washington, DC                       Defense program offices supporting       21,500 (leased)
                                         governmental customers.
AEROSPACE ENGINES AND COMPONENTS
  SEGMENT
  Teledyne Continental Motors
    Mobile, Alabama                      Design, development and production of    1,270,000 (leased)
                                         new and rebuilt piston engines,
                                         ignition systems and spare parts for
                                         the general aviation market.
    Redlands, California                 Manufacturing of batteries for the       91,000 (owned)
                                         general aviation market.
    Toledo, Ohio                         Design, development and production of    373,000 (leased)
                                         small turbine engines for aerospace and
                                         military markets.
  Teledyne Cast Parts
    Pomona, California                   Manufacturing of aluminum and magnesium  231,000 (owned)
                                         castings for air frames, turbine
                                         engines and missiles.
    City of Industry, California         Manufacturing of nickel-based            70,000 (owned)
                                         superalloy and stainless steel
                                         investment castings.

     We also own or lease facilities elsewhere in the U.S. and in countries outside the U.S., including Tijuana, Mexico, Gloucester, England and Cumbernauld, Scotland. Our executive offices are currently located at 2049 Century Park East, Suite 1500, Los Angeles, California 90067-3101 and are subleased from a subsidiary of ATI.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business. While we cannot predict the outcome of any lawsuits, claims or proceedings, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on our results of operations for that period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of TDY's stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On November 29, 1999, in connection with the distribution of our Common Stock to record holders of ATI's stock as of the close of business on November 22, 1999, our Common Stock commenced trading "regular way" on the New York Stock Exchange under the symbol "TDY". For the period from November 29, 1999 through December 31, 1999, our stock traded at a high of $10 5/8 per share and at a low of $7 13/16 per share. As of January 2, 2000, there were approximately 9,000 record holders of TDY's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

     The historical financial information below does not include pro forma adjustments that reflect estimates of the expenses that would have been incurred had Teledyne Technologies operated as an independent company and as capitalized at the time of the spin-off for each period presented. The historical financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       TELEDYNE TECHNOLOGIES INCORPORATED
                FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA(a)

                FOR THE FISCAL YEARS                   1999     1998     1997     1996     1995
                --------------------                  ------   ------   ------   ------   ------
                                                       (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Sales...............................................  $803.4   $780.4   $756.6   $716.4   $680.5
Net income..........................................  $ 49.0   $ 48.7   $ 41.6   $ 40.7   $ 30.9
Working capital.....................................  $105.3   $ 78.6   $ 87.7   $104.2   $ 92.8
Total assets........................................  $317.4   $250.8   $255.4   $253.0   $234.3
Long-term debt, net.................................  $ 97.0      n/a      n/a      n/a      n/a
Stockholders' equity................................  $ 44.5   $106.4   $109.4   $128.0   $115.2
Basic earnings per common share(b)..................  $ 1.79   $ 1.73   $ 1.48   $ 1.49   $ 1.23
Diluted earnings per common share(b)................  $ 1.79   $ 1.73   $ 1.48   $ 1.49   $ 1.23

-------------------------

(a) Effective November 29, 1999, the Company spun-off from ATI. The historical financial information is not necessarily indicative of the results of operations or financial position that would have occurred if Teledyne Technologies had been a separate, independent company during the periods presented, nor is it indicative of future performance.

(b) Prior to the spin-off, the average outstanding shares used to compute earnings per share were based on a distribution ratio of one share of Teledyne Technologies' Common Stock for every seven shares of ATI common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Effective November 29, 1999, Teledyne Technologies Incorporated was spun off from ATI.

     As a result of a strategic review initiated in 1998, ATI concluded that certain of its aerospace and electronics businesses, which now comprise Teledyne Technologies, would be able to grow faster and be stronger competitors if they were combined as a separate company. The operations included in Teledyne Technologies are a group of high technology businesses that have critical mass and shared core competencies, are strategically complementary and have the potential for profitable growth.

     The following is Teledyne Technologies' pro forma financial information for 1999, 1998 and 1997.

                           1999     1998     1997
                          ------   ------   ------
                            (IN MILLIONS, EXCEPT
                             PER-SHARE AMOUNTS)
SALES...................  $803.4   $780.4   $756.6
COSTS AND EXPENSES
  Cost of sales.........   587.7    572.1    551.1
  Selling, general and
    administrative
    expenses............   140.2    134.1    146.6
                          ------   ------   ------
                           727.9    706.2    697.7
                          ------   ------   ------
OPERATING PROFIT........    75.5     74.2     58.9
  Interest and debt
    expense, net........     8.1      8.0      8.0
  Other income..........     1.0      1.6      1.4
                          ------   ------   ------
INCOME BEFORE INCOME
  TAXES.................    68.4     67.8     52.3
Provision for income
  taxes.................    27.5     28.0     20.1
                          ------   ------   ------
NET INCOME..............  $ 40.9   $ 39.8   $ 32.2
                          ======   ======   ======
DILUTED EARNINGS PER
  COMMON SHARE..........  $ 1.50   $ 1.41   $ 1.15
                          ======   ======   ======

-------------------------
     The pro forma financial information above has been presented for informational purposes only and may not reflect the results of operations of Teledyne Technologies that would have occurred had Teledyne Technologies operated as a separate, independent company for the periods presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies been operated as a separate company as of the beginning of each year and as capitalized at the time of the spin-off for each period presented. As part of the spin-off, Teledyne Technologies assumed $100 million in long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on this long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower.

1999 OVERVIEW

     Teledyne Technologies is a leading provider of sophisticated electronic and communication products, systems engineering solutions and information technology services and aerospace engines and components. Our customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies. We serve high-value niche market segments where performance, precision and reliability are critical and where we are in several cases the leading supplier. Our businesses are interrelated by their use of technology to provide cost-effective and value-added solutions.

     Teledyne Technologies operates in three business segments: Electronics and Communications; Systems Engineering Solutions; and Aerospace Engines and Components. Our products include avionics systems that collect and communicate information for airlines and business aircraft systems; broadband communication subsystems for wireless and satellite systems; engineering and information technology services for space, defense and industrial customers; and engines for general aviation aircraft and for cruise missiles.

     Our segments' respective contributions to our total sales for 1999, 1998 and 1997 are summarized in the following table:

                             1999   1998   1997
                             ----   ----   ----
Electronics and
  Communications...........   43%    44%    45%
Systems Engineering
  Solutions................   28%    29%    28%
Aerospace Engines and
  Components...............   29%    27%    27%
                             ---    ---    ---
                             100%   100%   100%
                             ===    ===    ===

RESULTS OF OPERATIONS

     Teledyne Technologies reported 1999 sales of $803.4 million, compared with sales of $780.4 million for 1998 and $756.6 million for 1997. Pro forma net income was $40.9 million ($1.50 per diluted share) for 1999, compared with pro forma net income of $39.8 million ($1.41 per diluted share) for 1998 and pro forma net income of $32.2 million ($1.15 per diluted share) for 1997.

     International sales represented approximately 18%, 22% and 21% of our total sales for 1999, 1998 and 1997, respectively. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 43%, 40% and 40% of our total sales for 1999, 1998 and 1997, respectively.

     In 1999, segment operating profit was $90.6 million, compared with $89.2 million in 1998 and $74.9 million in 1997. Included in operating profit was pension income of $6.6 million in 1999, $1.7 million in 1998 and pension expense of $722 thousand in 1997.

     Net income, before pro forma adjustments, was $49.0 million ($1.79 per diluted share) in 1999, compared with $48.7 million ($1.73 per diluted share) in 1998 and $41.6 million ($1.48 per diluted share) in 1997. The historical financial statements reflect allocations representing corporate expense from ATI of $7.3 million, $7.8 million, $7.6 million for 1999, 1998 and 1997, respectively. These allocations were based on sales. The historical financial statements for 1999 also include one month of actual corporate expenses incurred by us after the spin-off and one month of interest costs on long-term debt. Cost of sales increased from 1997 to 1998 and from 1998 to 1999 in line with sales. Selling, general and administrative expenses decreased in 1998, compared with 1997, reflecting lower selling costs for each segment.

SEGMENTS

     The following discussion of our three business segments should be read in conjunction with Note 12 to Notes to Consolidated Financial Statements.

ELECTRONICS AND COMMUNICATIONS

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                              (IN MILLIONS, EXCEPT AS INDICATED)
Sales.......................................................   $340.7       $342.1       $340.0
Operating profit............................................   $ 42.6       $ 42.6       $ 36.8
Operating profit % of sales.................................     12.5%        12.5%        10.8%
International sales % of sales..............................     17.3%        22.2%        23.0%
Governmental sales % of sales...............................     29.6%        29.9%        30.2%
Capital expenditures........................................   $ 13.5       $ 10.3       $ 10.8

     Our Electronics and Communications segment, through Teledyne Electronic Technologies, applies proprietary technology, advanced software and hardware design skills and manufacturing capabilities in three areas: Data Acquisition and Communications Products; Precision Electronic Devices; and Electronic Manufacturing.

1999 Compared with 1998

     Our Electronics and Communications segment sales were $340.7 million in 1999, down slightly from 1998 sales of $342.1 million. Operating profit was $42.6 million, the same as 1998.

     Improved revenue growth and operating profit margins in the second half of 1999 allowed the segment to recover from a weak first half. For the year, sales of data acquisition and communications products increased by 3%, led by strong sales growth in communications equipment for business and commuter aircraft. Precision electronic device sales declined by 6% as strong sales increases in medical devices were offset by declines in other lines, particularly military microelectronics. Electronic manufacturing sales grew modestly. Operating profit, which was unchanged from 1998, reflected the sales impacts and included the licensing of certain intellectual property.

1998 Compared with 1997

     Sales for our Electronics and Communications segment increased 1% and operating profit increased 16% in 1998, compared with 1997. Improvements in sales and operating profit for the segment in 1998 were due primarily to increases in sales and operating profit of data acquisition and communications products, which increased by $9.8 million and $11.8 million, respectively. These increases were attributable to expanded demand by commercial airlines as well as for the business and commuter aircraft market. Improved sales and operating profit for electronic contract manufacturing services of $7.4 million and $2.6 million, respectively, reflected continued strength in this market. These improvements offset declines in sales and operating profit with respect to precision electronic devices during the period, which decreased by $15.8 million and $9.4 million, respectively, due to continuing economic difficulties in Asia and the continued weakness in the semiconductor equipment market. Results for 1998 included a loss of $1.4 million associated with the contract development of a low-level windshear alert system which was terminated in 1998.

SYSTEMS ENGINEERING SOLUTIONS

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                              (IN MILLIONS, EXCEPT AS INDICATED)
Sales.......................................................   $226.5       $223.2       $210.4
Operating profit............................................   $ 20.2       $ 20.5       $ 13.1
Operating profit % of sales.................................      8.9%         9.2%         6.2%
International sales % of sales..............................     13.3%        21.8%        17.4%
Governmental sales % of sales...............................     81.9%        71.3%        75.1%
Capital expenditures........................................   $  2.0       $  2.6       $  2.3

     Our Systems Engineering Solutions segment, through Teledyne Brown Engineering, offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers.

1999 Compared with 1998

     Sales for the Systems Engineering Solutions segment were $226.5 million, up slightly from 1998 sales of $223.2 million. For 1999, operating income was $20.2 million, down from $20.5 million for 1998.

     The aerospace, defense and environmental businesses all reported sales increases in double digits, with our environmental business growing by 24% relative to 1998. This strong performance was offset by a decline of $20.9 million in marine instrumentation products sales due to industry conditions affecting petroleum exploration activity. While operating profit was down slightly overall, significant increases in the rest of the business unit nearly offset a decline of approximately $4 million in marine products.

1998 Compared with 1997

     Sales for our Systems Engineering Solutions segment increased 6% and operating profit increased 56% in 1998 compared with 1997. The improvement in sales and operating profit was principally due to the increased sales and operating profit of $18.6 million and $5.2 million, respectively, of marine instrumentation products due to favorable conditions in the oil industry, as well as participation in defense programs, primarily ballistic missile defense activities. Aerospace program sales decreased by $6.9 million in 1998 as a result of the winding down of the NASA payload integration contract, but operating profit for aerospace programs increased by $800 thousand due to increased deliveries of international aerospace hardware.

AEROSPACE ENGINES AND COMPONENTS

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
                                                              (IN MILLIONS, EXCEPT AS INDICATED)
Sales.......................................................   $236.2       $215.1       $206.2
Operating profit............................................   $ 27.8       $ 26.1       $ 25.0
Operating profit % of sales.................................     11.8%        12.1%        12.1%
International sales % of sales..............................     25.0%        22.5%        21.5%
Governmental sales % of sales...............................     26.1%        21.8%        20.7%
Capital expenditures........................................   $ 16.0       $  5.2       $  2.7

     Our Aerospace Engines and Components segment, through Teledyne Continental Motors and Teledyne Cast Parts, focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls, batteries and metal castings.

1999 Compared with 1998

     Our Aerospace Engines and Components segment's 1999 sales were $236.2 million, which represented an increase of 10% from 1998 sales of $215.1 million. For the year, 1999 operating profit rose 7% to $27.8 million compared with $26.1 million for 1998.

     Engine related sales grew by over 15% in 1999, led by revenue increases of over 50% in turbine engines relative to 1998. Strong profit improvement in turbines was partially offset by a $3 million charge taken in the second quarter for a piston engine product recall. Sales and operating profit in our Teledyne Cast Parts business declined from the prior year due to production inefficiencies, difficult market conditions and a shift in product mix.

1998 Compared with 1997

     Sales for our Aerospace Engines and Components segment increased 4% and operating profit increased 4% in 1998 compared with 1997. These sales and operating profit increases were due principally to a $10.6 million increase in sales and a $4.7 million increase in operating profit for new piston engine and turbine engine programs. These increases offset higher costs associated with manufacturing plant reconfiguration and the development of new products, including new digital electronic piston engine controls and a NASA-sponsored new piston engine program, as well as sales decreases of $1.7 million and a decrease in operating profit of $3.6 million as a result of production inefficiencies and delays in shipments experienced at Teledyne Cast Parts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2000.

     In 1999, cash provided from operations amounted to $47.4 million, compared with $67.1 million in 1998 and $72.9 million in 1997. The decrease in cash provided from operations in 1999, compared with 1998, reflected an increase in accounts receivables in 1999, compared with 1998, while in 1998 accounts receivable decreased from the prior year. The impact of the increase in accounts receivable in 1999 was partially offset by higher accounts payable and income taxes payable compared with the prior year.

     The January 2, 2000 balance sheet includes several accounts that were transferred to Teledyne Technologies in connection with the spin-off that were not included in the historical balance sheet at year end 1998. These amounts include certain deferred tax assets of $10.8 million, deferred compensation assets of $9.7 million, deferred compensation liabilities of $9.3 million, and net unrecognized actuarial gains on pension obligation of $14.7 million.

     Working capital increased to $105.3 million at year end 1999, compared with $78.5 million at year end 1998. The increase in working capital was primarily due to the increase in accounts receivable and current deferred tax asset balances.

     Net cash used in investing activities was primarily for capital expenditures as presented below.

                                1999    1998    1997
                                -----   -----   -----
                                    (IN MILLIONS)
Electronics and
  Communications..............  $13.5   $10.3   $10.8
Systems Engineering
  Solutions...................    2.0     2.6     2.3
Aerospace Engines and
  Components..................   16.0     5.2     2.7
                                -----   -----   -----
                                $31.5   $18.1   $15.8
                                =====   =====   =====

     Our capital spending for 2000 is expected to be approximately $32.5 million. Commitments at January 2, 2000 for capital expenditures were less than $2 million. The increase in property, plant and equipment primarily reflected capital spending offset, in part, by depreciation.

     Cash used in financing activities for 1999 primarily reflected net transactions with ATI as well as net payments on long-term debt. Cash used in financing activities for 1998 and 1997 only reflected net transactions with ATI.

     A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to our assumption of the facility. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At January 2, 2000 we had $97 million outstanding under the facility at an interest rate of 7.63%. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. The estimated fair value of our long-term debt at January 2, 2000 was $97 million.

     At year end 1999, Teledyne Technologies had approximately $103 million of borrowing availability remaining under the credit facility. Borrowings under the credit facility bear interest at variable rates based on the prevailing prime or Eurodollar rates (or, in certain circumstances, the prevailing federal funds rate) and these rates will depend, in part, on the ratio of consolidated total indebtedness to consolidated total capitalization from time to time. The credit facility requires the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of total consolidated indebtedness to earnings before interest, taxes and depreciation and amortization. The credit agreement prohibits the declaration of dividends or making other specified payments in amounts exceeding 25% of cumulative net income after the effective date of the credit agreement (which was $1.4 million as of January 2, 2000). The stock of our wholly-owned subsidiary, Teledyne Brown Engineering, Inc., was pledged to the lenders under the credit agreement as collateral to secure the obligations under the credit agreement until certain conditions related to a public offering of the Company's Common Stock are satisfied.

     In connection with the spin-off, a new defined benefit pension plan was established and we assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan, which at the time of the transfer then had assets in excess of liabilities.

     In connection with the spin-off, ATI received a tax ruling from the IRS stating in principle that the spin-off will be tax-free to ATI and to ATI's stockholders. The continuing validity of the IRS tax ruling is subject to certain factual representations and assumptions, including the completion of a public offering of our Common Stock within one year following the spin-off and use of anticipated gross proceeds of approximately $125 million (less associated costs) for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, Teledyne Technologies agreed with ATI to undertake such a public offering. In light of current market conditions and other factors, we cannot provide any assurances that we will be able to complete a public offering of such size in the required time period. Our management is currently reviewing this public offering requirement.

     The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that we will indemnify ATI and its agents or representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if we take actions or fail to take actions (such as completing the public offering) that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts described above were to become payable by Teledyne Technologies, the payment could have a material adverse effect on our financial condition, results of operations and cash flow and could exceed Teledyne Technologies net worth by a substantial amount.

OTHER MATTERS

Taxes

     The effective income tax rate was 40.2%, 41.3% and 39.4% in 1999, 1998 and 1997, respectively. Based on our history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at January 2, 2000 will be realized.

Costs and Pricing

     Inflationary trends in recent years have been moderate. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of products sold. These costs, the increasing costs of equipment and other costs are considered in establishing sales pricing polices. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures

     Teledyne Technologies generally does not actively engage in derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures. While we believe that adequate controls are in place to monitor any hedging activities in which we may engage, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, could adversely affect these activities. At January 2, 2000 and January 3, 1999, there were no hedging contracts outstanding.

     Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. We will, whenever practical, offset local investments in foreign currencies with borrowings denominated in the same currencies. All of the Company's long-term debt is based on a market interest rate and, consequently, the fair value should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Environmental

     Teledyne Technologies is subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. This includes sites at which we have been identified as a potentially responsible party under the Compre-hensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $1.2 million at January 2, 2000. As investigation and remediation of these sites proceed and new information is received, we expect that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 17 such sites, excluding those sites at which we believe we have no future liability. Our involvement is very limited or de minimis at approximately 10 of these sites, and the potential loss exposure with respect to any of the remaining seven sites is not considered to be material.

     For additional discussion of environmental matters, see Notes 2 and 13 to Notes to Consolidated Financial Statements.

Government Contracts

     Teledyne Technologies performs work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 43% of total sales in 1999 and 40% of our total sales in both 1998 and 1997. For a breakdown of sales to the U.S. Government by segment, see Note 12 to Notes to Consolidated Financial Statements. Defense sales represented approximately 31%, 27% and 26% of our total sales for 1999, 1998 and 1997, respectively.

     Performance under government contracts has certain inherent risks that could have material adverse effect on the Company's business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. The overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s. Although U.S. military budgets have stabilized in recent years, future levels of defense spending cannot be predicted. Delays or further declines in U.S. military expenditures could adversely affect our business, results of operations and financial condition, depending on the programs affected, the timing and size of the changes and our ability to offset the impact with new business or cost reductions.

     For information on accounts receivable from the U.S. Government, see Note 4 to Notes to Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. Teledyne Technologies must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

YEAR 2000 READINESS DISCLOSURE

     We spent approximately $1.3 million in 1999 and $2.0 million in 1998 to address Year 2000 issues which excludes expenditures necessi-tated by ordinary business needs and continuing technological advancements in the computer industry.

     We have experienced no significant Year 2000 problems. We plan to monitor our critical computer applications and those of our suppliers and vendors throughout the year in the event that any latent Year 2000 matters arise.

CAUTIONARY STATEMENT AS TO FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to growth opportunities and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of the required public offering, market, economic and political conditions, and implementation difficulties, could change the anticipated results. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained on pages 16 to 21 of this Form 10-K under the caption "Risk Factors; Cautionary Statements as to Forward-Looking Statements." Forward-looking statements are generally accompanied by words such as "estimate", "project", "predict", "believes" or "expect", that convey the uncertainty of future events or outcomes. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

REPORT OF MANAGEMENT

     The management of Teledyne Technologies is responsible for the integrity of our financial data. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that such statements reflect fairly our consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required by this item is included in this Report at page 30 under the caption "Other Matters--Hedging Activities; Market Risk Disclosures" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in this Report at page F-1 through F-28. See the "Index to Financial Statements and Related Information" at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In addition to the information set forth under the caption "Executive Management" in Part I of this Report, the information concerning the directors of Teledyne Technologies required by this item is set forth in the 2000 Proxy Statement under the caption "Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth in the 2000 Proxy Statement under the captions "Director Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. TDY does not incorporate by reference in this Form 10-K either the "1999 Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth in the 2000 Proxy Statement under the caption "Stock Ownership Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth in the 2000 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits and Financial Statement Schedules:

     (1) Financial Statements

     See the "Index to Financial Statements and Related Information" at page F-1 of this Report, which is incorporated herein by reference.

     (2) Financial Statement Schedules

     See Schedule II captioned "Valuation and Qualifying Accounts" at page F-28 of this Report, which is incorporated herein by reference.

     (3) Exhibits

     A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the signature page of this Report and incorporated herein by reference.

     (4) Reports on Form 8-K filed in the fourth quarter of 1999:

     Current Report on Form 8-K dated as of November 29, 1999, as amended by Amendment No. 1 (filed to report consummation of the spin-off and distribution of TDY's Common Stock to ATI's stockholders).

             INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

Financial Statements:
  Report of Independent Auditors............................  F-2
  Consolidated Statements of Income.........................  F-3
  Consolidated Balance Sheets...............................  F-4
  Consolidated Statements of Stockholders' Equity...........  F-5
  Consolidated Statements of Cash Flows.....................  F-6
  Notes to Consolidated Financial Statements................  F-7
  Quarterly Financial Data (Unaudited)......................  F-27
Financial Statement Schedule:
  Schedule II--Valuation and Qualifying Accounts............  F-28

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
  Teledyne Technologies Incorporated:

     We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at January 2, 2000 and January 3, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP
Los Angeles, California
January 26, 2000

                       TELEDYNE TECHNOLOGIES INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         1999            1998            1997
                                                       --------        --------        --------
                                                       (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
SALES..............................................     $803.4          $780.4          $756.6
COSTS AND EXPENSES
  Cost of sales....................................      587.7           572.1           551.1
  Selling, general and administrative expenses.....      133.9           126.9           138.2
                                                        ------          ------          ------
                                                         721.6           699.0           689.3
                                                        ------          ------          ------
OPERATING PROFIT...................................       81.8            81.4            67.3
  Interest and debt expense, net...................         .8              --              --
  Other income.....................................        1.0             1.6             1.4
                                                        ------          ------          ------
EARNINGS BEFORE INCOME TAXES.......................       82.0            83.0            68.7
Provision for income taxes.........................       33.0            34.3            27.1
                                                        ------          ------          ------
NET INCOME.........................................     $ 49.0          $ 48.7          $ 41.6
                                                        ======          ======          ======
BASIC EARNINGS PER COMMON SHARE....................     $ 1.79          $ 1.73          $ 1.48
                                                        ======          ======          ======
DILUTED EARNINGS PER COMMON SHARE..................     $ 1.79          $ 1.73          $ 1.48
                                                        ======          ======          ======

The accompanying notes are an integral part of these financial statements.

                       TELEDYNE TECHNOLOGIES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                               1999           1998
                                                              -------        -------
                                                                  (IN MILLIONS,
                                                              EXCEPT SHARE AMOUNTS)
CURRENT ASSETS
  Cash and cash equivalents.................................  $  7.1         $   --
  Accounts receivable, net..................................   117.6          103.2
  Inventories, net..........................................    53.7           53.2
  Deferred income taxes, net................................    21.7           12.9
  Prepaid expenses and other current assets.................     4.5            1.7
                                                              ------         ------
     TOTAL CURRENT ASSETS...................................   204.6          171.0
                                                              ------         ------
  Property, plant and equipment, net........................    62.1           43.0
  Deferred income taxes, net................................    25.6           22.1
  Cost in excess of net assets acquired, net................     8.2            9.4
  Other assets..............................................    16.9            5.3
                                                              ------         ------
     TOTAL ASSETS...........................................  $317.4         $250.8
                                                              ======         ======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable..........................................  $ 46.9         $ 43.4
  Accrued liabilities.......................................    48.6           49.1
  Income taxes payable......................................     3.8             --
                                                              ------         ------
     TOTAL CURRENT LIABILITIES..............................    99.3           92.5
  Long-term debt............................................    97.0             --
  Net unrecognized actuarial gains on pension obligation....    14.7             --
  Accrued postretirement benefits...........................    33.6           32.9
  Other long-term liabilities...............................    28.3           19.0
                                                              ------         ------
     TOTAL LIABILITIES......................................   272.9          144.4
                                                              ------         ------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value issued in 1999; authorized
     125 million shares; outstanding shares:
     1999--26,687,002.......................................      .3             --
  Additional paid-in capital................................    37.9             --
  Net advances from ATI.....................................      --          104.7
  Retained earnings.........................................     5.6             --
  Accumulated other comprehensive income....................      .7            1.7
                                                              ------         ------
     TOTAL STOCKHOLDERS' EQUITY.............................    44.5          106.4
                                                              ------         ------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $317.4         $250.8
                                                              ======         ======

The accompanying notes are an integral part of these financial statements.

                       TELEDYNE TECHNOLOGIES INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                     ADVANCES              ADDITIONAL                  OTHER           TOTAL
                                     (TO) FROM   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                        ATI       STOCK     CAPITAL     EARNINGS      INCOME          EQUITY
                                     ---------   -------   ----------   --------   -------------   -------------
                                                                    (IN MILLIONS)
BALANCE, DECEMBER 29, 1996.........  $  126.1    $   --     $    --     $    --       $   1.9         $ 128.0
Net income/comprehensive income....      41.6        --          --          --            --            41.6
Net transactions with ATI..........     (60.2)       --          --          --            --           (60.2)
                                     --------    -------    -------     -------       -------         -------
BALANCE, DECEMBER 28, 1997.........  $  107.5    $   --     $    --     $             $   1.9         $ 109.4
Net income.........................      48.7        --          --          --            --            48.7
Other comprehensive income,
  net of tax:
    Foreign currency translation
      losses.......................        --        --          --          --           (.2)            (.2)
                                     --------    -------    -------     -------       -------         -------
Comprehensive income...............      48.7        --          --          --           (.2)           48.5
Net transactions with ATI..........     (51.5)       --          --          --            --           (51.5)
                                     --------    -------    -------     -------       -------         -------
BALANCE, JANUARY 3, 1999...........  $  104.7    $   --     $    --     $    --       $   1.7         $ 106.4
Net income.........................      43.4        --          --          --            --            43.4
Other comprehensive income,
  net of tax:
    Foreign currency translation
      losses.......................        --        --          --          --           (.1)            (.1)
                                     --------    -------    -------     -------       -------         -------
Comprehensive income...............      43.4        --          --          --           (.1)           43.3
Net transactions with ATI..........     (47.5)       --          --          --            --           (47.5)
                                     --------    -------    -------     -------       -------         -------
BALANCE PRIOR TO SPIN-OFF, NOVEMBER
  29, 1999.........................  $  100.6    $   --     $    --     $    --       $   1.6         $ 102.2
Spin-off capitalization
  transactions.....................    (100.6)       .3        37.9          --           (.9)          (63.3)
                                     --------    -------    -------     -------       -------         -------
Balance after spin-off               $     --    $   .3     $  37.9     $    --       $    .7         $  38.9
Net income/comprehensive income....        --        --          --         5.6            --             5.6
                                     --------    -------    -------     -------       -------         -------
BALANCE, JANUARY 2, 2000...........  $     --    $   .3     $  37.9     $   5.6       $    .7         $  44.5
                                     ========    =======    =======     =======       =======         =======

The accompanying notes are an integral part of these financial statements.

                       TELEDYNE TECHNOLOGIES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
OPERATING ACTIVITIES
  Net income................................................  $  49.0    $  48.7    $  41.6
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of assets................     11.9       11.1       11.3
     Deferred income taxes..................................     (1.4)       (.4)        .3
     Gains on sale of property, plant and equipment.........      (.1)       (.4)        --
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.............    (14.4)      17.8         .2
     Increase in inventories................................      (.5)      (6.1)      (2.9)
     Increase in prepaid expenses and other assets..........     (2.8)        --         --
     Increase in accounts payable...........................      3.6         .8       14.3
     Increase (decrease) in accrued liabilities.............      (.5)      (5.5)       2.8
     Increase in current income taxes payable...............      3.8         --         --
     Increase in other long-term liabilities................       --        2.9        3.1
     Increase in accrued postretirement benefits............       .6         .2         .4
  Other operating, net......................................     (1.8)      (2.0)       1.8
                                                              -------    -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............     47.4       67.1       72.9
                                                              -------    -------    -------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment................    (31.5)     (18.1)     (15.8)
  Disposals of property, plant and equipment................       .1         .7         .1
  Other investing, net......................................      (.7)       1.8        2.9
                                                              -------    -------    -------
     NET CASH USED BY INVESTING ACTIVITIES..................    (32.1)     (15.6)     (12.8)
                                                              -------    -------    -------
FINANCING ACTIVITIES
  Net payments on revolving credit agreement................     (3.0)        --         --
  Net advances/spin-off capitalization with ATI.............     (5.2)     (51.5)     (60.2)
                                                              -------    -------    -------
     NET CASH USED BY FINANCING ACTIVITIES..................     (8.2)     (51.5)     (60.2)
                                                              -------    -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      7.1         --        (.1)
Cash and cash equivalents -- beginning of year..............       --         --         .1
                                                              -------    -------    -------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $   7.1    $    --    $    --
                                                              =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ALLEGHENY TELEDYNE INCORPORATED'S SPIN-OFF OF TELEDYNE TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------

     Effective November 29, 1999 (the Distribution Date), Teledyne Technologies Incorporated (Teledyne Technologies or the Company) became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI) of the Company's Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the spin-off). The spin-off has been treated as a tax-free distribution for federal income tax purposes. Immediately prior to the spin-off, ATI transferred certain of the businesses of ATI's Aerospace and Electronics segment to the new corporation. ATI no longer has a financial investment in Teledyne Technologies.

     Teledyne Technologies consists of the operations of the Teledyne Electronic Technologies division with operations in the United States, United Kingdom and Mexico; Teledyne Brown Engineering division with operations in the United States and United Kingdom; Teledyne Continental Motors and Teledyne Cast Parts divisions, both with operations in the United States. Prior to the spin-off, these operations were divisions of wholly-owned subsidiaries of ATI.

     A $200 million five-year revolving credit agreement was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to the assumption of the facility by Teledyne Technologies. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. In addition, prior to and in connection with the spin-off, Teledyne Technologies and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services.

     The consolidated financial statements for periods prior to the spin-off included certain expenses (primarily corporate expenses) based on an allocation of the overall expense of ATI. ATI's historical cost basis of assets and liabilities has been reflected in Teledyne Technologies' financial statements. The financial information in these financial statements is not necessarily indicative of results of operations, financial position and cash flows that would have occurred if Teledyne Technologies had been a separate stand-alone entity during the periods presented or of future results. The consolidated financial statements included herein do not reflect changes that occurred in the capitalization and operations of Teledyne Technologies as a result of, or after, the spin-off other than for the period following the spin-off.

     The following unaudited pro forma financial information is presented for informational purposes only and may not reflect the results of operations or financial position of Teledyne Technologies that would have occurred had Teledyne Technologies operated as a separate, independent company for the periods presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies been operated as a separate company as of the beginning of each year and as capitalized at the time of the spin-off for each period presented. As part of the spin-off, Teledyne Technologies assumed $100 million of long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on the long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower. The following is Teledyne Technologies unaudited pro forma financial information for the 1999, 1998 and 1997 fiscal years:

                                                    1999          1998          1997
                                                  --------      --------      --------
                                                  (IN MILLIONS, EXCEPT PER SHARE-DATA)
SALES...........................................   $803.4        $780.4        $756.6
COSTS AND EXPENSES
  Cost of sales.................................    587.7         572.1         551.1
  Selling, general and administrative
     expenses...................................    140.2         134.1         146.6
                                                   ------        ------        ------
                                                    727.9         706.2         697.7
                                                   ------        ------        ------
OPERATING PROFIT................................     75.5          74.2          58.9
  Interest and debt expense, net................      8.1           8.0           8.0
  Other income..................................      1.0           1.6           1.4
                                                   ------        ------        ------
INCOME BEFORE INCOME TAXES......................     68.4          67.8          52.3
Provision for income taxes......................     27.5          28.0          20.1
                                                   ------        ------        ------
NET INCOME......................................   $ 40.9        $ 39.8        $ 32.2
                                                   ======        ======        ======
BASIC EARNINGS PER COMMON SHARE.................   $ 1.50        $ 1.41        $ 1.15
                                                   ======        ======        ======
DILUTED EARNINGS PER COMMON SHARE...............   $ 1.50        $ 1.41        $ 1.15
                                                   ======        ======        ======

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of Teledyne Technologies include the accounts of the businesses distributed by ATI and its subsidiaries as described in Note 1. Significant intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been changed to conform to the 1999 presentation.

     FISCAL YEAR

     The Company is on a 53/52-week fiscal year convention. Fiscal years 1999 and 1997 were 52-week years and ended on January 2, 2000 and December 28, 1997, respectively and fiscal year 1998 was a 53-week year and ended on January 3, 1999. References to 1999, 1998 and 1997 are intended to refer to the respective fiscal year unless otherwise noted.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

     REVENUE RECOGNITION

     Commercial sales and revenue from U.S. Government fixed-price type contracts generally are recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, sales may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss.

     RESEARCH AND DEVELOPMENT

     Company-funded research and development costs were $27.8 million in 1999, $24.8 million in 1998 and $27.7 million in 1997, and include bid and proposal costs, are expensed as incurred. Costs related to customer-funded research and development contracts were $188.1 million in 1999, $150.3 million in 1998 and $160.7 million in 1997 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for Company-funded research and development is recoverable through overhead cost allowances on government contracts.

     INCOME TAXES

     Provision for income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

     NET INCOME PER COMMON SHARE

     The average number of shares of Teledyne Technologies' Common Stock used in the computation of basic net income per common share was 27,303,421, 28,107,241 and 28,085,823 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Prior to the spin-off, the number of shares outstanding was based on a distribution ratio of one share of Teledyne Technologies' Common Stock for every seven shares of ATI common stock. The average number of shares of Teledyne Technologies' Common Stock used in the computation of diluted net income per common share was 27,334,737, 28,133,879 and 28,120,380 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

     ACCOUNTS RECEIVABLE

     Receivables are presented net of a reserve for doubtful accounts of $3.5 million at January 2, 2000 and $2.9 million at January 3, 1999. Expense recorded for the reserve for doubtful accounts was $608 thousand, $1.4 million and $1.3 million for the 1999, 1998 and 1997 fiscal years, respectively. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically.

     CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $5.5 million at January 2, 2000 and included only bank deposits.

     INVENTORIES

     Inventories are stated at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is capitalized at cost. The method of depreciation adopted for all property, plant and equipment placed into service after July 1, 1996 is the straight-line method. For property, plant and equipment acquired prior to July 1, 1996, depreciation is computed using a combination of accelerated and straight-line methods. The Company believes the straight-line method more appropriately reflects its financial results by better allocating costs of new property over the useful lives of these assets.

     COST IN EXCESS OF NET ASSETS ACQUIRED

     Cost in excess of net assets acquired related to businesses purchased prior to November 1970 is not being amortized. Cost in excess of net assets acquired related to businesses purchased after November 1970 is being amortized on a straight-line basis over periods not exceeding 15 years. Goodwill amortization expense was $672 thousand, $582 thousand and $510 thousand in 1999, 1998 and 1997, respectively.

     OTHER LONG-LIVED ASSETS

     The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value. In 1997, the Company recorded an impairment loss of approximately $1.8 million in general and administrative expenses primarily to write off its investment in a limited liability corporation that was determined to have no value. This determination was made as a result of programs that were discontinued in the Systems Engineering Solutions business segment in 1997.

     ENVIRONMENTAL

     Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company's recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary.

     FOREIGN CURRENCY TRANSLATION

     The Company's foreign entities' accounts are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income in stockholders' equity.

     ACCOUNTING PRONOUNCEMENTS

     SFAS No. 137 and 133 -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. Teledyne Technologies must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements.

     SFAS No. 132 -- Effective for 1998, Teledyne Technologies adopted the provisions of SFAS No. 132--"Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardized the disclosure requirements for pensions and other postretirement benefits and amends SFAS No. 87--"Employers' Accounting for Pensions", SFAS No. 88--"Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans" and SFAS No. 106--"Employers' Accounting for Postretirement Benefits Other Than Pensions." The provisions of SFAS No. 132 are disclosure oriented and do not change the measurement or recognition of the plans. Accordingly, the implementation of SFAS No. 132 did not have an impact on Teledyne Technologies' consolidated financial position or results of operations.

     SFAS No. 131 -- Effective for 1998, Teledyne Technologies adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several FASB statements, most notably, SFAS No. 14--"Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Teledyne Technologies' consolidated financial position or results of operations.

     SFAS No. 130 -- Effective for 1998, Teledyne Technologies adopted the provisions of SFAS No. 130--"Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Teledyne Technologies' results of operations. Teledyne Technologies' comprehensive income is primarily composed of net income and foreign currency translation adjustments. Teledyne Technologies' comprehensive income was $48.9 million, $48.5 million and $41.6 million for 1999, 1998 and 1997, respectively.

     HEDGING ACTIVITIES

     Teledyne Technologies generally does not actively engage in derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures. While Teledyne Technologies believes that adequate controls are in place to monitor any hedging activities in which the Company may engage, many factors, including those beyond its control such as changes in domestic and foreign political and economic conditions, could adversely affect these activities. At January 2, 2000 and January 3, 1999, there were no hedging contracts outstanding.

     SUPPLEMENTAL CASH FLOW INFORMATION

     Until the spin-off date, ATI was responsible for cash payments for federal, foreign and state income taxes. No tax payments were made by Teledyne Technologies from the date of the spin-off through year end. Interest paid by Teledyne Technologies from the date of the spin-off to year end 1999 totaled approximately $565 thousand.

NOTE 3.  FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     Teledyne Technologies values financial instruments as required by SFAS No. 107--"Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne Technologies estimates the fair value of its long-term debt based on the value of debt of similar maturity and characteristics. The estimated fair value of Teledyne Technologies' long-term debt at January 2, 2000 approximated the carrying value of $97 million.

     The carrying value of other on-balance sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments is not significant.

NOTE 4.  ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

     Accounts receivable are summarized as follows:

                                                        1999      1998
                                                       ------    ------
Balance at year end                                     (IN MILLIONS)
U.S. Government and prime contractors contract
  receivables:
  Billed receivables.................................  $ 27.1    $ 18.1
  Unbilled receivables...............................    20.4      21.3
Other receivables, primarily commercial..............    73.6      66.7
                                                       ------    ------
                                                        121.1     106.1
Reserve for doubtful accounts........................    (3.5)     (2.9)
                                                       ------    ------
Total accounts receivable, net.......................  $117.6    $103.2
                                                       ======    ======

     The billed contract receivables from the U.S. Government and prime contractors contain $9.8 million and $5.9 million at January 2, 2000 and January 3, 1999, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $10.5 million and $21.3 million at January 2, 2000 and January 3, 1999, respectively, due to long-term contracts.

     Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

NOTE 5. INVENTORIES
--------------------------------------------------------------------------------

     Inventories consisted of the following:

                                                         1999      1998
                                                        ------    ------
Balance at year end                                      (IN MILLIONS)
Raw materials and supplies............................  $ 24.2    $ 23.3
Work in process.......................................    62.5      65.3
Finished goods........................................     9.1      10.4
                                                        ------    ------
Total inventories at current cost (first-in,
  first-out)..........................................    95.8      99.0
LIFO reserve..........................................   (36.8)    (39.0)
Progress payments.....................................    (5.3)     (6.8)
                                                        ------    ------
Total inventories, net................................  $ 53.7    $ 53.2
                                                        ======    ======

     Inventories, before progress payments, determined on the last-in, first-out method were $55.8 million at January 2, 2000 and $56.3 million at January 3, 1999. The remainder of the inventory was determined using the first-in, first-out and average cost methods. These inventory values do not differ materially from current cost.

     During 1999, 1998 and 1997, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase net income by $2.2 million in 1999, $264 thousand in 1998 and $2.2 million in 1997.

     Total inventories at current cost were net of $6.1 million and $5.1 million at January 2, 2000 and January 3, 1999, respectively, which were related to reserves for obsolete inventories.

     Inventories, before progress payments, related to long-term contracts were $8.8 million and $2.0 million at January 2, 2000 and January 3, 1999, respectively. Progress payments related to long-term contracts were $1.9 million and $125 thousand at January 2, 2000 and January 3, 1999, respectively.

     Under the contractual arrangements by which progress payments are received, the customer has a security interest in the inventories associated with specific contracts.

NOTE 6.  SUPPLEMENTAL BALANCE SHEET INFORMATION
--------------------------------------------------------------------------------

     Property, plant and equipment were as follows:

                                                       1999       1998
                                                      -------    -------
Balance at year end                                     (IN MILLIONS)
Land................................................  $   5.5    $   5.5
Buildings...........................................     36.2       36.7
Equipment...........................................    152.7      135.5
                                                      -------    -------
                                                        194.4      177.7
Accumulated depreciation and amortization...........   (132.3)    (134.7)
                                                      -------    -------
Total property, plant and equipment, net............  $  62.1    $  43.0
                                                      =======    =======

     Accrued liabilities included salaries and wages of $24.7 million and $22.6 million at January 2, 2000 and January 3, 1999, respectively. Other long-term liabilities included reserves for self-insurance and deferred compensation liabilities.

NOTE 7.  STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

     COMMON STOCK

     In connection with the spin-off 26,687,002 shares of Teledyne Technologies' Common Stock were issued and are outstanding at year end 1999. This amount includes 943 shares issued under the Non-Employee Director Stock Compensation Plan.

     PREFERRED STOCK

     Authorized preferred stock may be issued with designations, powers and preferences designated from time to time by the Board of Directors. At January 2, 2000, there were no shares of preferred stock issued.

     STOCKHOLDER RIGHTS PLAN

     On November 12, 1999, the Company's Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on each share of Teledyne Technologies' Common Stock distributed to ATI's stockholders in connection with the spin-off and each share to become outstanding between the effective date of the spin-off and the earliest of the distribution date, redemption date and final expiration date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Common Stock. Each right will entitle stockholders to then buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $60. There are 1,250,000 shares of Series A Junior Participating Preferred Stock authorized for issuance under the plan. The record date for the distribution was the close of business of November 22, 1999. The rights will expire on November 12, 2009, subject to earlier redemption or exchange by Teledyne Technologies as described in the plan. The rights distribution is not taxable to stockholders.

     STOCK INCENTIVE PLAN

     ATI sponsored an incentive plan that provided for stock option awards to officers and key employees. Teledyne Technologies has officers and key employees that have participated in this plan. In connection with the spin-off, outstanding stock options held by Teledyne Technologies' employees were converted into options to purchase Teledyne Technologies' Common Stock. The number of shares and the exercise price of each ATI option that was converted to a Teledyne Technologies' option was converted based upon a formula designed to preserve the inherent economic value, vesting and term provisions of such ATI options as of the Distribution Date. The exchange ratio and fair market value of the Teledyne Technologies' Common Stock, upon active trading, also impacted the number of options issued to Teledyne Technologies' employees.

     Teledyne Technologies has established its own long-term incentive plan which provides its Board of Directors the flexibility to grant restricted stock, incentive stock options, stock appreciation rights and non-qualified stock options to officers and employees of Teledyne Technologies.

     The following disclosures are based on stock options held by Teledyne Technologies' employees and have been converted from ATI options to Teledyne Technologies' options as noted above. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion 25--"Accounting for Stock Issued to Employees" (APB 25), and related Interpretations. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant.

     If compensation cost for these options had been determined using the fair-value method prescribed by FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) net income would have been reduced by $1.6 million, $673 thousand and $154 thousand for the fiscal years 1999, 1998 and 1997, respectively. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (there were no option grants in 1997):

                                                              1999     1998
                                                              -----    -----
Expected dividend yield.....................................     --      2.8%
Expected volatility.........................................   40.1%    31.0%
Risk-free interest rate.....................................    5.5%     5.0%
Expected lives..............................................    8.0      8.0
Weighted-average fair value of options granted during the
  year......................................................  $4.91    $7.25

     Stock option transactions in ATI common stock under ATI's incentive plan for Teledyne Technologies' employees have been converted to Teledyne Technologies as noted above and are summarized as follows:

                                    1999                   1998                  1997
                            --------------------   --------------------   ------------------
                                        WEIGHTED               WEIGHTED             WEIGHTED
                                        AVERAGE                AVERAGE              AVERAGE
                                        EXERCISE               EXERCISE             EXERCISE
                             SHARES      PRICE      SHARES      PRICE     SHARES     PRICE
                            ---------   --------   ---------   --------   -------   --------
Beginning balance.........  1,757,392    $12.36      643,985    $ 7.66    708,816    $ 7.58
Granted or issued.........    487,500    $ 8.93    1,123,968    $14.99         --    $   --
Exercised.................    (91,329)   $ 5.76      (12,213)   $ 6.64    (64,831)   $ 6.87
Canceled or expired.......    (30,266)   $13.42           --    $   --         --    $   --
                            ---------    ------    ---------    ------    -------    ------
Ending balance............  2,123,297    $11.84    1,757,392    $12.36    643,985    $ 7.66
                            =========    ======    =========    ======    =======    ======
Options exercisable at
  year-end................    856,087    $10.93      495,891    $ 7.27    409,997    $ 6.85
                            =========    ======    =========    ======    =======    ======

     For options outstanding at year end 1999, the exercise prices were between $5.57 and $17.60 and the weighted-average remaining contractual life was approximately 8 years. For options exercisable at year end 1999 the exercise prices were also between $5.57 and $17.60.

     NON-EMPLOYEE DIRECTOR STOCK COMPENSATION PLAN

     Teledyne Technologies also sponsors a stock option plan for non-employee directors. At year end 1999, options for 15,073 shares were issued and outstanding under the plan with exercise prices between $6.62 and $9.94 and a weighted-average exercise price of $9.70. All of these options become exercisable on November 29, 2000.

NOTE 8.  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

     The accompanying financial statements include transactions with ATI for the year-to-date period ended November 29, 1999 and the 1998 and 1997 fiscal years:

                                                            1999(A)    1998      1997
                                                            -------   -------   -------
                                                                   (IN MILLIONS)
Net advances from ATI, beginning of the year..............  $104.7    $ 107.5   $ 126.1
Net cash transactions with ATI:
  Current provision for income taxes......................    26.5       34.7      26.8
  Insurance expense.......................................    15.9       17.2      18.6
  Pension expense (income)................................    (5.8)      (1.7)       .7
  Corporate general and administrative expense............     7.3        7.8       7.6
  Other net cash to ATI(b)................................   (91.4)    (109.5)   (113.9)
                                                            ------    -------   -------
  Net cash transactions with ATI..........................   (47.5)     (51.5)    (60.2)
Net income................................................    43.4       48.7      41.6
                                                            ------    -------   -------
Net advances from ATI, end of period......................  $100.6    $ 104.7   $ 107.5
                                                            ======    =======   =======

-------------------------
(a) For the year-to-date period ending November 29, 1999.

(b) Includes $100 million in long-term debt incurred by ATI and assumed by Teledyne Technologies.

     Until the spin-off date, Teledyne Technologies participated in ATI's centralized cash management system. Cash receipts in excess of cash requirements were transferred to ATI. These transactions with ATI were non-interest bearing and the net advances fluctuated on a daily basis.

     Corporate general and administrative expenses represent allocations for expenses incurred by ATI on the Company's behalf including costs for finance, legal, tax and human resources functions. Amounts above were allocated based on net sales, which management believes to be reasonable. Teledyne Technologies participated in the defined benefit pension plan sponsored by ATI through the date of the spin-off. The expense for the plan was allocated to Teledyne Technologies based upon actuarially-determined amounts for the pension obligation and assets ultimately transferred from ATI to Teledyne Technologies at the time of the spin-off. Teledyne Technologies also participated in casualty, medical and life insurance programs sponsored by ATI. Insurance expense was allocated to Teledyne Technologies based upon actual losses incurred plus a share of pooled catastrophic losses under the ATI self-insurance program. In the opinion of management, the allocations of these expenses were reasonable.

     In addition, prior to and in connection with the spin-off, Teledyne Technologies and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services.

     Net sales include $1.4 million, $1.1 million and $293 thousand of sales to other ATI subsidiaries for the eleven month period ended November 30, 1999 and the fiscal years ended January 3, 1999 and December 28, 1997, respectively. There was a receivable of $532 thousand at year end 1998 from other ATI subsidiaries.

NOTE 9. LONG-TERM DEBT
--------------------------------------------------------------------------------

     Long-term debt at January 2, 2000, was $97 million in the form of bank borrowings under a $200 million long-term, revolving credit agreement. Borrowings under the agreement are on a revolving basis under commitments available until November 2004. The Company had approximately $103 million of borrowing availability under the credit facility at January 2, 2000.

     The interest-rate applicable to borrowings under the agreement is, indexed to the bank prime rate or the London Interbank Offered Rate (LIBOR), plus appropriate spreads over such indices during the period of the credit agreement and was 7.63% at January 2, 2000. The agreement also provides for a facility fee which are currently equal to .35% of the credit line. The facility fee will vary between .35% and .20% depending on Teledyne Technologies' capitalization ratio as calculated from time to time. Interest expense incurred on long-term debt and facility fees in 1999 were $796 thousand from the date of the spin-off.

     The financial covenants of the revolving credit agreement require the Company to maintain specified minimum consolidated net worth and ratios of consolidated debt and interest expense to certain measures of income. Under the most restrictive of these covenants, approximately $1.4 million of stockholders' equity was available for dividends as of January 2, 2000.

NOTE 10. INCOME TAXES
--------------------------------------------------------------------------------

     Until the effective date of the spin-off, Teledyne Technologies was included in the consolidated federal and certain state income tax returns of ATI. ATI is responsible for paying the taxes related to such returns including any subsequent adjustment resulting from the redetermination of such tax liability by the applicable taxing authorities. Provision for income taxes was calculated as if Teledyne Technologies had filed separate income tax returns for all years presented. Provision for income taxes was as follows:

                                                         1999     1998     1997
                                                         -----    -----    -----
                                                              (IN MILLIONS)
Current
  Federal..............................................  $27.7    $29.1    $22.3
  State................................................    6.4      5.1      4.1
  Foreign..............................................     .3       .5       .4
                                                         -----    -----    -----
                                                          34.4     34.7     26.8
                                                         -----    -----    -----
Deferred
  Federal..............................................   (1.3)     (.4)      .2
  State................................................    (.1)      --       .1
                                                         -----    -----    -----
                                                          (1.4)     (.4)      .3
                                                         -----    -----    -----
Provision for income taxes.............................  $33.0    $34.3    $27.1
                                                         =====    =====    =====

     Income before income taxes included income from domestic operations of $81.9 million for 1999, $82.2 million for 1998 and $68.8 million for 1997. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                            1999    1998    1997
                                                            ----    ----    ----
U.S. federal statutory tax rate...........................  35.0%   35.0%   35.0%
State and local taxes, net of federal benefit.............   5.2     4.5     3.8
Other.....................................................    --     1.8      .6
                                                            ----    ----    ----
Effective income tax rate.................................  40.2%   41.3%   39.4%
                                                            ====    ====    ====

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. No valuation allowance has been recorded for 1999 or 1998. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows:

                                                         1999     1998
                                                         -----    -----
                                                         (IN MILLIONS)
Deferred income tax assets:
  Postretirement benefits other than pensions..........  $12.6    $12.9
  Reserves.............................................   16.1     10.0
  Deferred compensation and other benefit plans........    9.8       --
  Inventory valuation..................................    6.7      5.4
  Accrued vacation.....................................    5.2      4.2
  Other items..........................................     --      4.2
                                                         -----    -----
Total deferred income tax assets.......................   50.4     36.7
                                                         -----    -----
Deferred income tax liabilities:
  Property, plant and equipment differences............    3.0      1.7
  Other items..........................................     .1       --
                                                         -----    -----
Total deferred income tax liabilities..................    3.1      1.7
                                                         -----    -----
Net deferred income tax asset..........................  $47.3    $35.0
                                                         =====    =====

NOTE 11.  PENSION PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------

     Prior to the spin-off, certain Teledyne Technologies' employees participated in the noncontributory defined benefit plan sponsored by ATI. Benefits under the defined benefit plan are generally based on years of service and/or final average pay. ATI funded the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.

     Net periodic pension income or expense allocated to Teledyne Technologies was $6.6 million of income, $1.7 of income and $722 thousand of expense in the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

     As of the spin-off date, Teledyne Technologies assumed the existing defined benefit plan obligations for all of Teledyne Technologies' employees, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies' active employees at its companies that do not perform government contract work. ATI transferred pension assets to fund the new Teledyne Technologies' defined benefit pension plan, which at the time of the transfer then had assets in excess of liabilities.

     Teledyne Technologies also participates in a 401(k) plan that is open to all full time U.S. employees which is currently sponsored by ATI. The costs associated with this plan were $2.9 million, $3.3 million, and $1.2 million for fiscal 1999, 1998 and 1997, respectively. Teledyne Technologies intends to establish its own 401(k) plan effective April 2000.

     The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees. The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies' defined benefit pension plans and post-retirement benefit plans for fiscal 1999, 1998 and 1997:

                                     PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                --------------------------    -----------------------
                                 1999      1998      1997     1999     1998     1997
                                ------    ------    ------    -----    -----    -----
                                                    (IN MILLIONS)
Service cost -- benefits
  earned during the period....  $ 12.7    $ 12.8    $ 13.2    $ .4     $ .3     $ .3
Interest cost on benefit
  obligation..................    23.6      22.6      21.0     1.8      1.7      1.8
Expected return on plan
  assets......................   (35.9)    (32.4)    (28.4)     --       --       --
Amortization of net transition
  asset.......................    (6.4)     (6.4)     (6.4)     --       --       --
Amortization of prior service
  cost........................     2.1       2.1       1.3     (.4)     (.4)     (.4)
Recognized actuarial (gain)
  loss........................    (2.7)      (.4)       --     (.4)     (.1)      --
                                ------    ------    ------    ----     ----     ----
Net periodic benefit (income)
  expense.....................  $ (6.6)   $ (1.7)   $   .7    $1.4     $1.5     $1.7
                                ======    ======    ======    ====     ====     ====

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans:

                                                                  POSTRETIREMENT
                                              PENSION BENEFITS       BENEFITS
                                              ----------------    --------------
                                               1999      1998     1999     1998
                                              ------    ------    -----    -----
                                                        (IN MILLIONS)
Changes in benefit obligation:
  Benefit obligation -- beginning of year...  $344.8    $329.3    $25.1    $26.6
  Service cost -- benefits earned during the
     period.................................    12.7      12.8       .3       .3
  Interest cost on projected benefit
     obligation.............................    23.6      22.6      1.8      1.7
  Actuarial (gain) loss.....................     (.2)    (16.1)      .7     (2.2)
  Amendments................................      --       9.5       --       --
  Benefits paid.............................   (13.9)    (13.3)     (.8)    (1.3)
                                              ------    ------    -----    -----
Benefit obligation -- end of year...........  $367.0    $344.8    $27.1    $25.1
                                              ======    ======    =====    =====

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne Technologies' defined benefit pension plans:

                                                              PENSION BENEFITS
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
                                                               (IN MILLIONS)
Changes in plan assets:
Fair value of plan assets -- beginning of year..............  $403.9    $367.0
  Actual return on plan assets..............................    47.5      50.0
  Employer contribution.....................................      .2        .2
  Benefits paid.............................................   (13.9)    (13.3)
                                                              ------    ------
Fair value of plan assets -- end of year....................  $437.7    $403.9
                                                              ======    ======

     The weighted average discount rate used in determining the benefit obligations was 7.0% as of January 2, 2000 and January 3, 1999. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5% in 1999 and 1998. The expected weighted average long-term rate of return on assets was 9.0% in 1999 and 1998.

     The following table sets forth the funded status and amounts recognized in Teledyne Technologies' consolidated balance sheets for the postretirement benefit plans at year end 1999 and year end 1998. The following table also sets forth the funded status and amounts recognized in Teledyne Technologies' consolidated balance sheets for the defined benefit pension plan at year end 1999. The amounts shown for 1998 for the defined benefit pension plan are not reflected in consolidated balance sheet at year end 1998 since the plan was not transferred until the date of the spin-off:

                                                                   POSTRETIREMENT
                                             PENSION BENEFITS         BENEFITS
                                             ----------------    ------------------
                                              1999      1998      1999        1998
                                             ------    ------    ------      ------
                                                         (IN MILLIONS)
Funded status..............................  $ 70.7    $ 59.1    $(27.1)     $(25.1)
Unrecognized net transition obligation
  (asset)..................................   (11.1)    (17.6)       --          --
Unrecognized prior service cost............    15.4      17.6      (1.1)       (1.4)
Unrecognized net gain......................   (89.7)    (80.5)     (5.4)       (6.4)
                                             ------    ------    ------      ------
Net amount recognized......................  $(14.7)   $(21.4)   $(33.6)     $(32.9)
                                             ======    ======    ======      ======
Prepaid benefit cost.......................  $(10.6)   $(18.2)   $   --      $   --
Accrued benefit liability..................    (5.5)     (5.0)    (33.6)      (32.9)
Intangible asset...........................     1.4       1.7        --          --
Other......................................      --        .1        --          --
                                             ------    ------    ------      ------
Net amount recognized......................  $(14.7)   $(21.4)   $(33.6)     $(32.9)
                                             ======    ======    ======      ======

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 8.4% in 2000 and was assumed to decrease to 5.0% in the year 2002 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $273 thousand for 1999 and would result in an increase in the postretirement benefit obligation by $3.4 million at January 2, 2000. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $238 thousand for 1999 and would result in a decrease in the postretirement benefit obligation by $3.0 million at January 2, 2000.

NOTE 12.  BUSINESS SEGMENTS
--------------------------------------------------------------------------------

     Effective January 1, 1998, Teledyne Technologies adopted the provisions of SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." Teledyne Technologies operates in three business segments:
Electronics and Communications, Systems Engineering Solutions and Aerospace Engines and Components. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, through Teledyne Electronic Technologies, applies proprietary technology, advanced software and hardware design skills and manufacturing capabilities in three areas: Data Acquisition and Communications Products; Precision Electronic Devices; and Electronic Manufacturing Services. The Systems Engineering Solutions segment, through Teledyne Brown Engineering, offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers. The Aerospace Engines and Components segment, through Teledyne Continental Motors and Teledyne Cast Parts, focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls, batteries and metal castings.

     Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, pension assets and other assets.

     Information on the Company's business segments was as follows:

                                                       1999      1998      1997
                                                      ------    ------    ------
                                                            (IN MILLIONS)
SALES
  Electronics and Communications....................  $340.7    $342.1    $340.0
  Systems Engineering Solutions.....................   226.5     223.2     210.4
  Aerospace Engines and Components..................   236.2     215.1     206.2
                                                      ------    ------    ------
TOTAL SALES.........................................  $803.4    $780.4    $756.6
                                                      ======    ======    ======

OPERATING PROFIT
  Electronics and Communications....................  $ 42.6    $ 42.6    $ 36.8
  Systems Engineering Solutions.....................    20.2      20.5      13.1
  Aerospace Engines and Components..................    27.8      26.1      25.0
                                                      ------    ------    ------
     SEGMENT OPERATING PROFIT.......................    90.6      89.2      74.9
     Corporate expense including interest...........    (9.6)     (7.8)     (7.6)
     Other income...................................     1.0       1.6       1.4
                                                      ------    ------    ------
  INCOME BEFORE TAXES...............................  $ 82.0    $ 83.0    $ 68.7
                                                      ======    ======    ======

DEPRECIATION AND AMORTIZATION
  Electronics and Communications....................  $  6.6    $  5.7    $  5.7
  Systems Engineering Solutions.....................     2.5       2.9       3.1
  Aerospace Engines and Components..................     2.8       2.5       2.5
                                                      ------    ------    ------
TOTAL DEPRECIATION AND AMORTIZATION.................  $ 11.9    $ 11.1    $ 11.3
                                                      ======    ======    ======
CAPITAL EXPENDITURES
  Electronics and Communications....................  $ 13.5    $ 10.3    $ 10.8
  Systems Engineering Solutions.....................     2.0       2.6       2.3
  Aerospace Engines and Components..................    16.0       5.2       2.7
                                                      ------    ------    ------
TOTAL CAPITAL EXPENDITURES..........................  $ 31.5    $ 18.1    $ 15.8
                                                      ======    ======    ======
IDENTIFIABLE ASSETS
  Electronics and Communications....................  $109.0    $ 96.2    $ 93.1
  Systems Engineering Solutions.....................    62.2      63.4      70.7
  Aerospace Engines and Components..................    79.0      56.2      57.0
  Corporate.........................................    67.2      35.0      34.6
                                                      ------    ------    ------
TOTAL IDENTIFIABLE ASSETS...........................  $317.4    $250.8    $255.4
                                                      ======    ======    ======

     The Company's backlog of confirmed orders was approximately $373.7 million at January 2, 2000 and $401.8 million at January 3, 1999.

     Information on the Company's sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows:

                                                       1999      1998      1997
                                                      ------    ------    ------
                                                            (IN MILLIONS)
  Electronics and Communications....................  $101.1    $102.4    $102.7
  Systems Engineering Solutions.....................   185.4     159.2     158.0
  Aerospace Engines and Components..................    61.7      46.8      42.6
                                                      ------    ------    ------
Total U.S. Government sales.........................  $348.2    $308.4    $303.3
                                                      ======    ======    ======

     Sales to the U.S. Government included sales to the Department of Defense of $246.3 million in 1999, $214.1 million in 1998 and $198.5 million in 1997.

     Total international sales were $148.1 million in 1999, $172.9 million in 1998 and $159.2 million in 1997. Of these amounts, sales by operations in the United States to customers in other countries were $131.1 million in 1999, $159.3 million in 1998 and $144.0 million in 1997. There were no sales to individual countries outside of the United States in excess of 10% of the Company's net sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

NOTE 13.  COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

     Rental expense, under operating leases, net of sublease income, was $10.0 million in 1999, $10.4 million in 1998 and $10.2 million in 1997. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year as of January 2, 2000, were as follows (in millions unless noted): $6.0 in 2000, $5.3 in 2001, $4.6 in 2002, $2.9 in 2003, $73 thousand in 2004 and $3.4 thereafter.

     The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company has been identified as a potentially responsible party at approximately 17 such sites, excluding those at which the Company believes it has no future liability.

     In accordance with the Company's accounting policy disclosed in Note 2, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At January 2, 2000, the Company's reserves for environmental remediation obligations totaled approximately $1.2 million, of which approximately $836 thousand were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.

     Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

     The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, since such cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases.

     In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating that the spin-off will be tax-free to ATI and to ATI's stockholders. The continuing validity of the Internal Revenue Service tax ruling is subject to certain factual representations and assumptions, including the Company's completion of a public offering of the Company's Common Stock within one year following the spin-off and use of the anticipated gross proceeds of approximately $125 million (less associated costs) for research and development and related capital projects, for the further development of the Company's manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement that Teledyne Technologies signed prior to the spin-off, the Company agreed with ATI to undertake such a public offering.

     The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI stockholders if the Company takes actions or fails to take actions (such as completing the public offering) that result in the spin-off not qualifying as a tax-free distribution. If the Company were required to so indemnify ATI, such an obligation could have a material adverse effect on its financial condition, results of operations and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount.

     A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

NOTE 14.  QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

     The following is Teledyne Technologies' quarterly information:

                                              1ST        2ND        3RD        4TH
                                            QUARTER    QUARTER    QUARTER    QUARTER
                                            -------    -------    -------    -------
                                            (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
FISCAL YEAR 1999(A)
SALES.....................................  $202.0     $195.4     $205.6     $200.4
GROSS PROFIT..............................  $ 50.6     $ 50.2     $ 60.1     $ 54.8
NET INCOME................................  $ 11.9     $ 10.2     $ 13.8     $ 13.1
DILUTED EARNINGS PER SHARE................  $  .43     $  .37     $  .50     $  .49
FISCAL YEAR 1998(B)
Sales.....................................  $198.8     $200.4     $189.5     $191.7
Gross profit..............................  $ 52.7     $ 55.1     $ 48.6     $ 51.9
Net income................................  $ 11.3     $ 13.9     $ 12.6     $ 10.9
Diluted earnings per share................  $  .40     $  .50     $  .45     $  .39

-------------------------

(a) Teledyne Technologies spun-off from ATI effective November 29, 1999.

(b) The 1998 third quarter results reflect the favorable impact of an adjustment to product liability self-insurance reserves as a result of favorable experience.

                                                                     SCHEDULE II

                       TELEDYNE TECHNOLOGIES INCORPORATED
                       VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE FISCAL YEARS ENDED
             JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997
                                 (IN MILLIONS)

                                                  ADDITIONS
                                           -----------------------
                              BALANCE AT   CHARGED TO   CHARGED TO                   BALANCE AT
                              BEGINNING    COSTS AND      OTHER                        END OF
        DESCRIPTION           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(A)     PERIOD
        -----------           ----------   ----------   ----------   -------------   ----------
FISCAL 1999
RESERVE FOR DOUBTFUL
  ACCOUNTS                       $2.9         0.6           --             --           $3.5
FISCAL 1998
Reserve for doubtful
  accounts                       $3.2         1.4           --           (1.7)          $2.9
FISCAL 1997
Reserve for doubtful
  accounts                       $2.0         1.3           --           (0.1)          $3.2

-------------------------

(a) Represents write-offs of doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2000.

                                          TELEDYNE TECHNOLOGIES INCORPORATED
                                          (Registrant)

                                          By:       /s/ ROBERT MEHRABIAN
                                             -----------------------------------
                                              Robert Mehrabian
                                              President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*                                           Chairman and Director           March 27, 2000
------------------------------------------
Thomas A. Corcoran

           /s/ ROBERT MEHRABIAN             President and Chief             March 27, 2000
------------------------------------------  Executive Officer
Robert Mehrabian                            (Principal Executive Officer)
                                            and Director

         /s/ STEFAN C. RIESENFELD           Executive Vice President        March 27, 2000
------------------------------------------  and Chief Financial Officer
Stefan C. Riesenfeld                        (Principal Financial Officer)

          /s/ DALE A. SCHNITTJER            Controller                      March 27, 2000
------------------------------------------  (Principal Accounting Officer)
Dale A. Schnittjer

*                                           Director                        March 27, 2000
------------------------------------------
Robert P. Bozzone

*                                           Director                        March 27, 2000
------------------------------------------
Paul S. Brentlinger

*                                           Director                        March 27, 2000
------------------------------------------
Frank V. Cahouet

*                                           Director                        March 27, 2000
------------------------------------------
Diane C. Creel

*                                           Director                        March 27, 2000
------------------------------------------
C. Fred Fetterolf

*                                           Director                        March 27, 2000
------------------------------------------
Charles J. Queenan, Jr.

*By: /s/ JOHN T. KUELBS
     --------------------------------------------------
     John T. Kuelbs
     Pursuant to Power of Attorney
     filed as Exhibit 24.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       Separation and Distribution Agreement dated as of November
           29, 1999 by and among Allegheny Teledyne Incorporated, TDY
           Holdings, LLC, Teledyne Industries, Inc. and Teledyne
           Technologies Incorporated (incorporated by reference to
           Exhibit 2.1 to the Company's Current Report on Form 8-K
           dated as of November 29, 1999 (File No. 1-15295))
 3.1*      Restated Certificate of Incorporation of Teledyne
           Technologies Incorporated (including Certificate of
           Designation of Series A Junior Participating Preferred
           Stock)
 3.2*      Amended and Restated Bylaws of Teledyne Technologies
           Incorporated
 4.1       Rights Agreement dated as of November 29, 1999 between
           Teledyne Technologies Incorporated and ChaseMellon
           Shareholder Services, L.L.C. (incorporated by reference to
           Exhibit 4.1 to the Company's Current Report on Form 8-K
           dated as of November 29, 1999 (File No. 1-15295))
 4.2*      Credit Agreement dated as of October 29, 1999 among
           Allegheny Teledyne Incorporated, Teledyne Technologies
           Incorporated, Bank of America, N.A., as Administrative
           Agent, Swing Line Lender and Issuing Lender, and the other financial institutions party thereto
 4.3*      First Amendment to the Credit Agreement dated as of November
           10, 1999
10.1       Tax Sharing and Indemnification Agreement between Allegheny
           Teledyne Incorporated and Teledyne Technologies Incorporated
           (incorporated by reference to Exhibit 10.1 to the Company's
           Current Report on Form 8-K dated as of November 29, 1999
           (File No. 1-15295))
10.2       Interim Services Agreement between Allegheny Teledyne
           Incorporated and Teledyne Technologies Incorporated
           (incorporated by reference to Exhibit 10.2 to the Company's
           Current Report on Form 8-K dated as of November 29, 1999
           (File No. 1-15295))
10.3       Employee Benefits Agreement between Allegheny Teledyne
           Incorporated and Teledyne Technologies Incorporated
           (incorporated by reference to Exhibit 10.3 to the Company's
           Current Report on Form 8-K/A (Amendment No. 1) dated as of
           November 29, 1999 (File No. 1-15295))+
10.4       Trademark License Agreement between Allegheny Teledyne
           Incorporated and Teledyne Technologies Incorporated
           (incorporated by reference to Exhibit 10.4 to the Company's
           Current Report on Form 8-K dated as of November 29, 1999
           (File No. 1-15295))
10.5*      Teledyne Technologies Incorporated 1999 Incentive Plan, as
           amended+
10.6*      Teledyne Technologies Incorporated 1999 Non-Employee
           Director Stock Compensation Plan+
10.7       Fee Continuation Plan for Non-Employee Directors
           (incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form 10/A-1 filed on October 29,
           1999 (File No. 1-15295))+
10.8*      Employment Agreement dated as of December 31, 1999 between
           Robert Mehrabian and Teledyne Technologies Incorporated+
10.9*      Form of Change of Control Severance Agreement+
10.10*     Teledyne Technologies Incorporated Executive Deferred
           Compensation Plan+
10.11*     Teledyne Technologies Incorporated Pension
           Equalization/Benefit Restoration Plan+
21*        Significant Subsidiary of Teledyne Technologies Incorporated
23*        Consent of Ernst & Young LLP
24*        Power of Attorney
27.1*      Financial Data Schedule
27.2*      Financial Data Schedule (Restated)

---------------
* Filed herewith.

+ Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.