Form 10-Q
period 2000-04-02
TELEDYNE TECHNOLOGIES INC
filed 2000-05-12
CIK 1094285

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 1-15295

                              ---------------------

                       TELEDYNE TECHNOLOGIES INCORPORATED
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        25-1843385
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

     2049 CENTURY PARK EAST, SUITE 1500
           LOS ANGELES, CALIFORNIA                         90067-3101
  (Address of principal executive offices)                 (Zip Code)

                                 (310) 277-3311
              (Registrant's telephone number, including area code)

                              ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]      No
                                -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                         Outstanding at April 30, 2000
     --------------------------------------        -----------------------------
     Common Stock, $.01 par value per share              26,800,740 shares

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                  PAGE
PART I   FINANCIAL INFORMATION                                                      2

         Item 1.  Financial Statements                                              2

                  Consolidated Condensed Balance Sheets --
                    April 2, 2000 and January 2, 2000                               2

                  Consolidated Condensed Statements of Income --
                    Three months ended April 2, 2000 and April 4, 1999              3

                  Consolidated Condensed Statements of Cash Flows --
                    Three months ended April 2, 2000 and April 4, 1999              4

                  Notes to Consolidated Condensed Financial Statements              5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk       13


PART II  OTHER INFORMATION                                                         13

         Item 6.  Exhibits and Reports on Form 8-K                                 13

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        APRIL 2, 2000 and JANUARY 2, 2000
                  (Amounts in millions, except per share data)


                                                                        April 2,      January 2,
                                                                          2000           2000
================================================================       ==========     ==========
                                                                       (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $    4.6      $    7.1
    Receivables, net                                                       127.2         117.6
    Inventories, net                                                        54.4          53.7
    Deferred income taxes, net                                              24.0          21.7
    Prepaid expenses, note receivable and other                              3.7           4.5
                                                                        --------      --------
        TOTAL CURRENT ASSETS                                               213.9         204.6

Property, plant and equipment, at cost, net of accumulated
    depreciation and amortization of $132.6
    at April 2, 2000 and $132.3 at January 2, 2000                          62.2          62.1
Deferred income taxes, net                                                  25.9          25.6
Cost in excess of net assets acquired, net                                   8.0           8.2
Other assets                                                                18.0          16.9
                                                                        --------      --------
TOTAL ASSETS                                                            $  328.0      $  317.4
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $   50.3      $   46.9
    Accrued liabilities                                                     56.4          48.6
    Income taxes payable                                                     8.5           3.8
                                                                        --------      --------
        TOTAL CURRENT LIABILITIES                                          115.2          99.3

Long-term debt                                                              83.5          97.0
Net unrecognized actuarial gains on pension obligation                      12.4          14.7
Accrued postretirement benefits                                             33.3          33.6
Other                                                                       28.3          28.3
                                                                        --------      --------
TOTAL LIABILITIES                                                          272.7         272.9

STOCKHOLDERS' EQUITY
    Common stock, at par value; outstanding shares 26,760,691 at              .3            .3
       April 2, 2000 and 26,687,002 at January 2, 2000
    Additional paid-in capital                                              38.7          37.9
    Retained earnings                                                       15.8           5.6
    Accumulated other comprehensive income                                    .5            .7
                                                                        --------      --------
    TOTAL STOCKHOLDERS' EQUITY                                              55.3          44.5
                                                                        --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  328.0      $  317.4
================================================================        ========      ========

The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED APRIL 2, 2000 AND APRIL 4, 1999
          (Unaudited - Amounts in millions, except per-share amounts)


                                                                            First Quarter
                                                                         -------------------
                                                                          2000        1999
==================================================================       =======     =======
SALES                                                                    $ 203.5     $ 202.0

COSTS AND EXPENSES
    Cost of sales                                                          147.9       151.5
    Selling, general and administrative expenses                            36.9        30.5
                                                                         -------     -------
                                                                           184.8       182.0
                                                                         -------     -------
OPERATING PROFIT                                                            18.7        20.0
    Interest and debt expense, net                                           1.8          --
    Other income                                                              .1          .3
                                                                         -------     -------
EARNINGS BEFORE INCOME TAXES                                                17.0        20.3
Provision for income taxes                                                   6.8         8.4
                                                                         -------     -------
NET INCOME                                                               $  10.2     $  11.9
                                                                         =======     =======

BASIC EARNINGS PER COMMON SHARE                                          $   .38     $   .43
                                                                         =======     =======
DILUTED EARNINGS PER COMMON SHARE                                        $   .38     $   .43
                                                                         =======     =======

Weighted Average Common Shares Outstanding                                  27.1        27.8
==================================================================       =======     =======

The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTHS ENDED APRIL 2, 2000 AND APRIL 4, 1999
                        (Unaudited - Amounts in millions)


                                                                                   First Quarter
                                                                                -------------------
                                                                                 2000         1999
=========================================================================       =======      =======
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                                  $  10.2      $  11.9
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of assets                                     4.3          3.1
        Deferred income taxes                                                      (2.6)        (1.8)
    Changes in operating assets and liabilities:
      Increase in accounts receivables                                             (9.6)       (22.2)
      (Increase) decrease in inventories                                            (.8)          .7
      Increase in accounts payable                                                  3.3          8.5
      Increase in accrued liabilities                                               7.9          4.8
      Increase in current income taxes payable                                      4.7           --
      Decrease in other long-term liabilities                                        --         (1.7)
      Increase (decrease) in net unrecognized actuarial gains on                   (2.3)          --
        pension obligation
      Decrease in accrued postretirement benefits                                   (.3)          .1
      Other operating, net                                                          (.7)        (1.3)
                                                                                -------      -------
        Net cash provided used by operating activities                             14.1          2.1
                                                                                -------      -------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                     (3.6)        (3.2)
    Disposals of property, plant and equipment                                       .1           --
    Other investing, net                                                            (.3)          --
                                                                                -------      -------
    Net cash used by investing activities                                          (3.8)        (3.2)
                                                                                -------      -------

CASH FLOW FROM FINANCING ACTIVITIES
    Net payment on revolving credit agreement                                     (13.5)          --
    Proceeds from issuance of common stock                                           .7           --
    Net advances with Allegheny Technologies Incorporated                            --          1.1
                                                                                -------      -------
        Net cash provided (used) by financing activities                          (12.8)         1.1
                                                                                -------      -------

Decrease in cash and cash equivalents                                              (2.5)          --

Cash and cash equivalents--beginning of period                                      7.1           --
                                                                                -------      -------

Cash and cash equivalents--end of period                                        $   4.6      $    --
=========================================================================       =======      =======

The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  April 2, 2000

1.   General

     The accompanying unaudited consolidated condensed financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies' Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (1999 Form 10-K).

     In the opinion of Teledyne Technologies' management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies' consolidated financial position as of April 2, 2000, and the consolidated results of operations and cash flows for the quarterly period then ended. The results of operations and cash flows for the period ended April 2, 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full fiscal year.

     Certain financial statements and notes for the prior year have been changed to conform to the 2000 presentation.

     Effective November 29, 1999 (the Distribution Date), Teledyne Technologies, became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), of the Company's Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the spin-off).

     The consolidated financial statements for periods prior to the spin-off included certain expenses (primarily corporate expense) based on an allocation of the overall expense of ATI. ATI's historical cost basis of assets and liabilities has been reflected in the Teledyne Technologies' financial statements. The financial information in these financial statements is not necessarily indicative of results of operations, financial position and cash flows that would have occurred if Teledyne Technologies had been a separate stand-alone entity during the period presented or of future results. The consolidated financial statements included herein do not reflect changes that occurred in the capitalization and operations of Teledyne Technologies as a result of, or after, the spin-off other than for the period following the spin-off.

     The following unaudited pro forma financial information is presented for informational purposes only and may not reflect the results of operations or financial position of Teledyne Technologies that would have occurred had Teledyne Technologies operated as a separate, independent company for the 1999 period presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies been operated as a separate company as of the beginning of the year and as capitalized at the time of the spin-off. As part of the spin-off, Teledyne Technologies assumed $100 million of long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on the long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower.

     The following is Teledyne Technologies unaudited pro forma financial information for the first quarter of 1999, compared with the actual results for the first quarter of 2000 (amounts in millions, except per share data):

                                                                         First Quarter
                                                                      -------------------
                                                                       2000        1999
          =====================================================       =======     =======
           SALES                                                      $ 203.5     $ 202.0
           COSTS AND EXPENSES
              Cost of sales                                             147.9       151.5
              Selling, general and administrative expenses               36.9        32.2
                                                                      -------     -------
                                                                        184.8       183.7
                                                                      -------     -------
           OPERATING PROFIT                                              18.7        18.3
              Interest and debt expense, net                              1.8         2.0
              Other income                                                 .1          .3
                                                                      -------     -------
           EARNINGS BEFORE INCOME TAXES                                  17.0        16.6
           Provision for income taxes                                     6.8         6.9
                                                                      -------     -------
           NET INCOME                                                 $  10.2     $   9.7
                                                                      =======     =======
           BASIC EARNINGS PER COMMON SHARE                            $   .38     $   .35
                                                                      =======     =======
           DILUTED EARNINGS PER COMMON SHARE                          $   .38     $   .35
          =====================================================       =======     =======

2.   Comprehensive Income

     Teledyne Technologies comprehensive income is composed primarily of net income and foreign currency translation adjustments. Teledyne Technologies comprehensive income was $10.0 million and $11.8 million for the first quarter of 2000 and 1999, respectively.


3.   Earnings Per Share

     Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

     The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

                                                                        First Quarter
                                                                     -------------------
                                                                      2000        1999
          ====================================================       =======     =======
          BASIC EARNINGS PER SHARE

          Net income/earnings applicable to common stock             $  10.2     $  11.9
                                                                     =======     =======

          Weighted average common shares outstanding                    26.8        27.8
                                                                     =======     =======
               Basic earnings per common share                       $   .38     $   .43
                                                                     =======     =======

          DILUTED EARNINGS PER SHARE

          Earnings applicable to common stock                        $  10.2     $  11.9
                                                                     =======     =======

          Weighted average common shares outstanding                    26.8        27.8
          Dilutive effect of exercise of options outstanding              .3          --
                                                                     -------     -------
                                                                        27.1        27.8
                                                                     =======     =======

               Diluted earnings per common share                     $   .38     $   .43
          ====================================================       =======     =======

4.   Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $1.3 million and $5.5 million at April 2, 2000 and January 2, 2000, respectively.

5.   Inventories

     Inventories are primarily valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (amounts in millions):

          Balance at                    April 2, 2000     January 2, 2000
          =========================     =============     ===============
          Raw materials and                $  26.4            $  24.2
          supplies
          Work in process                     65.4               62.5
          Finished goods                       8.2                9.1
                                           -------            -------
                                             100.0               95.8
          Progress payments                   (8.9)              (5.3)
          LIFO reserve                       (36.7)             (36.8)
                                           -------            -------
          Total inventories, net           $  54.4            $  53.7
                                           =======            =======

6.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

     In accordance with the Company's accounting policy disclosed in Note 2 to the consolidated financial statements in the 1999 Form 10-K, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At April 2, 2000, the Company's reserves for environmental remediation obligations totaled approximately $1.5 million, of which approximately $1.2 million were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

     The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.

     Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company, of which management is aware, that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company's results of operations for that period.

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

     In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating, in principle, that the spin-off will be tax-free to ATI and ATI's stockholders. The continuing validity of the IRS tax ruling is subject to the completion of a public offering of Teledyne Technologies' Common Stock by November 29, 2000 and use of the anticipated gross proceeds of approximately $125 million (less associated costs) for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, Teledyne Technologies agreed with ATI to undertake such a public offering. Subject to market conditions and other factors, the Company may not be able to complete a public offering of such size in the required time period. Teledyne Technologies' management and financial advisors continue to review this public offering requirement.

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

7.   Income Taxes

     The provision for taxes based on income for the 2000 and 1999 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income.

8.   Industry Segments

     The following table presents Teledyne Technologies' interim industry segment disclosures (amounts in millions):

                                                                    First Quarter
                                                                 --------------------
                                                                  2000         1999
          ================================================       =======      =======
              SALES:
              Electronics and Communications                     $  85.7      $  83.2
              Systems Engineering Solutions                         57.2         59.6
              Aerospace Engines and Components                      60.6         59.2
                                                                 -------      -------
                TOTAL SALES                                      $ 203.5      $ 202.0
                                                                 =======      =======

              OPERATING PROFIT:
              Electronics and Communications                     $   9.5      $   8.5
              Systems Engineering Solutions                          5.6          4.9
              Aerospace Engines and Components                       7.5          8.7
                                                                 -------      -------
                SEGMENT OPERATING PROFIT                         $  22.6      $  22.1
              Corporate expense including interest                  (5.7)        (2.1)
              Other income                                            .1           .3
                                                                 -------      -------
              INCOME BEFORE TAXES                                $  17.0      $  20.3
          ================================================       =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Teledyne Technologies' first quarter 2000 sales were $203.5 million, compared with sales of $202.0 million for the same period in 1999. Net income was $10.2 million ($0.38 per diluted share) for the first quarter, compared with pro forma net income of $9.7 million ($0.35 per diluted share) for the first quarter of 1999.

Teledyne Technologies was spun off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI) effective November 29, 1999. Pro forma adjustments in 1999 reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies operated as a separate company and as capitalized at the time of the spin-off for the 1999 period presented. Net income, before pro forma adjustments, was $11.9 million ($0.43 per diluted share) for the first quarter of 1999.

The increase in sales reflected higher sales in both the Electronics and Communications and Aerospace Engines and Components segments, partially offset by lower sales in the Systems Engineering Solutions segment.

The increase in earnings in the first quarter of 2000, compared with the first quarter of 1999 pro forma earnings reflected higher operating profit in both the Electronics and Communications and Systems Engineering Solutions segments, partially offset by lower earnings in the Aerospace Engines and Components segment. Net pension income for the first quarter of 2000 was $2.2 million, compared with net pension income of $1.6 million for the first quarter of 1999. First quarter earnings before interest, taxes, depreciation and amortization (EBITDA) for 2000 were $23.1 million, compared with pro forma EBITDA of $21.7 million for the first quarter of 1999.

On a historical basis, while gross margins were higher in the first quarter of 2000, compared with the first quarter of 1999, net income decreased due to interest expense on the debt assumed as part of the spin-off, higher research and development spending and higher administrative expense compared with the allocation from ATI which was based on sales. The higher gross margins reflected a change in product mix in the Electronics and Communications and the Aerospace Engines and Components segments. The Company's effective tax rate for the first quarter of 2000 was 40 percent and was 41.3 percent for the first quarter of 1999.

REVIEW OF OPERATIONS:

The following table sets forth the sales and operating profit for each segment:

                                                                 First Quarter
                                                              -------------------
                                                               2000        1999
          =============================================       =======     =======
              SALES:
              Electronics and Communications                  $  85.7     $  83.2
              Systems Engineering Solutions                      57.2        59.6
              Aerospace Engines and Components                   60.6        59.2
                                                              -------     -------
                TOTAL SALES                                   $ 203.5     $ 202.0
                                                              =======     =======

              OPERATING PROFIT:
              Electronics and Communications                  $   9.5     $   8.5
              Systems Engineering Solutions                       5.6         4.9
              Aerospace Engines and Components                    7.5         8.7
                                                              -------     -------
                TOTAL SEGMENT OPERATING PROFIT                $  22.6     $  22.1
          =============================================       =======     =======

ELECTRONICS AND COMMUNICATIONS

The Electronics and Communications segment first quarter sales were $85.7 million, up 3.0 percent from 1999 first quarter sales of $83.2 million. First quarter operating profit rose 11.8 percent to $9.5 million, from $8.5 million in the first quarter of 1999.

First quarter sales, compared with the same period in 1999, grew significantly in electronic manufacturing services, relay products, business and commuter aircraft communications equipment and microwave products. Sales from electronic manufacturing services and microwave products grew as a result of new orders from both military and commercial customers. Relay products sales grew due to increased demand from the communications and semiconductor test equipment markets. Sales of medical and military microelectronics were down from the same period last year. Increased profitability resulted from a favorable product mix, and operational improvements, partially offset by higher research and development spending.

SYSTEMS ENGINEERING SOLUTIONS

The Systems Engineering Solutions segment first quarter sales were $57.2 million, down 4.0 percent from 1999 first quarter sales of $59.6 million. Operating profit for the first quarter improved 14.3 percent to $5.6 million, from $4.9 million in the same period last year.

First quarter performance reflected strong sales growth and profitability improvements in systems engineering and integration, information technology, space programs, energy systems and environmental programs. The first quarter comparisons were negatively impacted by the significant decline in sales of marine products for the petroleum exploration market, which has been very weak since the second quarter of 1999. Lower general and administrative expenses reflecting $1.4 million of income related to chemical weapon demilitarization reserves no longer needed due to additional program funding, were partially offset by lower gross profit due to a writedown of approximately $0.9 million in the Company's process control software business.

AEROSPACE ENGINES AND COMPONENTS

The Aerospace Engines and Components segment first quarter sales were $60.6 million, up 2.4 percent from $59.2 million in 1999 first quarter. Operating profit declined by 13.8 percent to $7.5 million, from $8.7 million in the first quarter of 1999. Improved gross profit reflects favorable product mix which was offset by higher general and administrative expenses resulting from increased research and development spending and selling expense.

Sales and operating profit of piston engines for general aviation aircraft grew significantly, driven by strong sales of new engines to both OEMs and the aftermarket. The Company is currently investigating a supplier related crankshaft issue. Field testing is underway. At this point, the Company cannot predict its impact on 2000 earnings. The Company continues to evaluate this matter and is reviewing its options with regard to legal action against its suppliers to potentially recover associated costs.

Sales and operating profit in the turbine engine business were down slightly due to reduced revenue from development phase work on new turbine engine programs. Sales of engines for the Harpoon missile and its derivatives continue to be strong, and during the quarter, the company reached an agreement with Lockheed Martin Corporation to supply turbine engines for the Joint Air-to-Surface Standoff Missile (JASSM) program.

Sales and operating profit from aerospace castings declined from the prior year due to market conditions, operational inefficiencies and a shift in product mix.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teledyne Technologies net cash provided by operating activities from continuing operations was $14.1 million for the first quarter of 2000, compared with $2.1 million for the same period of 1999. The $12.0 million increase in cash provided from operations in 2000, compared with 1999, reflected a lower increase in accounts receivables in the first quarter of 2000, compared to the first quarter of 1999. In the first quarter of 2000 accounts receivable increased by $9.6 million in 2000 from year end 1999, while in the first quarter of 1999 accounts receivable increased $22.2 million from the prior year end.

Working capital decreased to $98.7 million at the end of the first quarter of 2000, compared with $105.3 million at the end of the first quarter 1999. The decrease in working capital was primarily due to the higher income taxes payable, accrued liabilities and accounts payable, offset in part by higher accounts receivables.

The higher balance in accounts receivable reflected additional sales in the later part of the first quarter of 2000 relative to the fourth quarter of 1999. The higher balance in accounts payable and accrued liabilities reflected increases in advances from customers, as well as insurance and payroll accruals. Income taxes payable increased as Teledyne Technologies is now responsible for current taxes due whereas up to the spin-off date ATI was responsible for any tax payments incurred to the date of the spin-off.

Teledyne Technologies net cash used by investing activities was primarily for capital expenditures and was $3.8 million for the first quarter of 2000, compared with net cash used of $3.2 million for the same quarter of 1999.

Financing activities used net cash of $12.8 million in the first quarter of 2000, compared with cash provided of $1.1 million for the same quarter of 1999. The 2000 amount primarily reflected net payments of $13.5 million for the revolving credit agreement.

Teledyne Technologies' principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2000. Teledyne Technologies currently expects to spend approximately $32.5 million on its capital spending program in 2000.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to the assumption of the facility by Teledyne Technologies. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At April 2, 2000 Teledyne Technologies had $83.5 million outstanding under the facility, compared with $97.0 million at January 2, 2000. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing under the credit facility was $116.5 million at April 2, 2000, compared with $103 million at year end 1999.

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating, in principle, that the spin-off will be tax-free to ATI and ATI's stockholders. The continuing validity of the IRS tax ruling is subject to the completion of a public offering of Teledyne Technologies' Common Stock by November 29, 2000 and use of the anticipated gross proceeds of approximately $125 million (less associated costs) for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, Teledyne Technologies agreed with ATI to undertake such a public offering. Subject to market conditions and other factors, the Company may not be able to complete a public offering of such size in the required time period. Teledyne Technologies' management and financial advisors continue to review this public offering requirement.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital investments and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of the required public offering, market, economic and political conditions, and funding and continuation of government programs, as well as the outcome of the crankshaft investigation, could change the anticipated results. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies' 1999 Annual Report on Form 10-K under the caption "Risk Factors". The Company assumes no duty to update forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the information provided under Item 7A, Quantitative and Qualitative Disclosure About Market Risk" included in Teledyne Technologies' 1999 Annual Report on Form 10-K. At April 2, 2000, there were no hedging contracts outstanding.


                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits


               27 Financial data schedule for the quarter ended April 2, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


        (b)    Reports on Form 8-K

               Teledyne Technologies filed no Reports on Form 8-K filed during the quarter ended April 2, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TELEDYNE TECHNOLOGIES INCORPORATED



DATE: May 12, 2000               By: /s/ Stefan C. Riesenfeld
                                 -----------------------------------------------
                                 Stefan C. Riesenfeld, Executive Vice President,
                                 Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


EXHIBIT No.     Description
-----------     -----------
27*             Financial data schedule for the quarterly period ended
                April 2, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

* Filed herewith