Form 10-Q
period 2000-07-02
TELEDYNE TECHNOLOGIES INC
filed 2000-08-02
CIK 1094285

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

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

                                     Yes  [X]      No  [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                        Outstanding at July 2, 2000
     --------------------------------------       ---------------------------
     Common Stock, $.01 par value per share            26,801,505 shares

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                                    PAGE
PART I FINANCIAL INFORMATION                                                          2

            Item 1. Financial Statements                                              2

                    Consolidated Condensed Balance Sheets --
                        July 2, 2000 and January 2, 2000                              2

                    Consolidated Condensed Statements of Income --
                        Three and six months ended July 2, 2000 and July 4, 1999      3

                    Consolidated Condensed Statements of Cash Flows --
                        Six months ended July 2, 2000 and July 4, 1999                4

                    Notes to Consolidated Condensed Financial Statements              5

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                              11

            Item 3. Quantitative and Qualitative Disclosures About Market Risk       15


PART II OTHER INFORMATION                                                            16


            Item 4. Submission of Matters to a Vote of Security-Holders              16

            Item 6. Exhibits and Reports on Form 8-K                                 16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       AT JULY 2, 2000 and JANUARY 2, 2000
                    (Amounts in millions, except share data)

                                                                  July 2,    January 2,
                                                                   2000        2000
                                                                 =========   =========
                                                                (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                    $  3.2      $  7.1
    Receivables, net                                              123.4       109.1
    Inventories, net                                               57.4        51.4
    Deferred income taxes, net                                     20.2        21.7
    Prepaid expenses, income taxes and other                        8.6         4.5
                                                                 ------      ------
        TOTAL CURRENT ASSETS                                      212.8       193.8

Property, plant and equipment, at cost, net of accumulated
    depreciation and amortization of $119.3 at July 2, 2000
    and $116.7 at January 2, 2000                                  58.5        56.0
Deferred income taxes, net                                         31.6        25.6
Cost in excess of net assets acquired, net                          7.8         8.2
Other assets                                                       19.4        16.9
Net assets of discontinued operation                               12.4        12.9
                                                                 ------      ------

TOTAL ASSETS                                                     $342.5      $313.4
                                                                 ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $ 54.6      $ 44.2
    Accrued liabilities                                            61.6        47.3
    Income taxes payable                                             --         3.8
                                                                 ------      ------
        TOTAL CURRENT LIABILITIES                                 116.2        95.3
Long-term debt                                                     91.0        97.0
Net unrecognized actuarial gains on pension obligation             10.0        14.7
Accrued postretirement benefits                                    32.5        33.6
Other                                                              34.5        28.3
                                                                 ------      ------
TOTAL LIABILITIES                                                 284.2       268.9
STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value; outstanding                    --          --
    shares -  none Common stock, $0.01 par
    value; outstanding shares 26,801,505 at                         0.3         0.3
       July 2, 2000 and 26,687,002 at January 2, 2000
    Additional paid-in capital                                     38.9        37.9
    Retained earnings                                              18.9         5.6
    Accumulated other comprehensive income                          0.2         0.7
                                                                 ------      ------
        TOTAL STOCKHOLDERS' EQUITY                                 58.3        44.5
                                                                 ------      ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $342.5      $313.4
                                                                 ======      ======

   The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTHS ENDED JULY 2, 2000 AND JULY 4, 1999
           (Unaudited - Amounts in millions, except per-share amounts)

                                                               Second Quarter             First Six Months
                                                           ----------------------      ----------------------
                                                             2000          1999          2000          1999
                                                           ========      ========      ========      ========
SALES                                                      $  202.3      $  184.4      $  397.7      $  375.4
COSTS AND EXPENSES
        Cost of sales                                         146.9         133.3         287.4         275.3
        Selling, general and administrative expenses           49.3          35.3          85.4          65.0
                                                           --------      --------      --------      --------
                                                              196.2         168.6         372.8         340.3
                                                           --------      --------      --------      --------
OPERATING PROFIT                                                6.1          15.8          24.9          35.1
        Interest and debt expense, net                          1.8            --           3.6            --
        Other income                                            0.3           0.2           0.4           0.5
                                                           --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES           4.6          16.0          21.7          35.6

Provision for income taxes                                      1.8           6.6           8.6          14.7
                                                           --------      --------      --------      --------
Income from continuing operations                               2.8           9.4          13.1          20.9
Discontinued operations, net of tax                             0.3           0.8           0.2           1.2
                                                           --------      --------      --------      --------
Net income                                                 $    3.1      $   10.2      $   13.3      $   22.1
                                                           ========      ========      ========      ========
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE:
        Income from continuing operations                  $   0.10      $   0.34      $   0.48      $   0.76
        Discontinued operations                                0.01          0.03          0.01          0.04
                                                           --------      --------      --------      --------
BASIC AND DILUTED EARNINGS PER COMMON SHARE                $   0.11      $   0.37      $   0.49      $   0.80
                                                           ========      ========      ========      ========
Weighted average diluted common shares outstanding             27.6          27.5          27.3          27.6
                                                           ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JULY 2, 2000 AND JULY 4, 1999
                        (Unaudited - Amounts in millions)

                                                                                  2000          1999
                                                                                =======       =======
CASH FLOW FROM OPERATING ACTIVITIES
    Net income from continuing operations                                       $  13.1       $  20.9
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               7.8           5.9
        Deferred income taxes                                                      (4.4)           --
    Changes in operating assets and liabilities:
      Increase in accounts receivables                                            (14.3)         (9.4)
      Increase in inventories                                                      (6.0)          (.7)
      Increase in accounts payable                                                 10.4           6.0
      Increase in accrued liabilities                                              14.3           0.4
      Decrease in current income taxes payable                                     (6.9)           --
      Increase in other long-term assets                                           (1.4)           --
      Increase (decrease) in other long-term liabilities                            4.7          (2.6)
      Decrease in net unrecognized actuarial gains on pension obligation           (4.7)           --
      Increase (decrease) in accrued postretirement benefits                       (1.1)          0.2
      Other operating, net                                                         (1.3)         (1.1)
                                                                                -------       -------
                                                                                   10.2          19.6
        Net cash flow from discontinued operations                                  1.9           0.2
                                                                                -------       -------
        Net cash provided by operating activities                                  12.1          19.8
                                                                                -------       -------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                     (9.3)         (6.4)
    Disposals of property, plant and equipment                                      0.1            --
    Other investing, net                                                           (0.5)         (0.1)
                                                                                -------       -------
                                                                                   (9.7)         (6.5)
        Investing cash flow from discontinued operations                           (1.1)         (1.1)
                                                                                -------       -------
        Net cash used by investing activities                                     (10.8)         (7.6)
                                                                                -------       -------

CASH FLOW FROM FINANCING ACTIVITIES
    Net payment on revolving credit agreement                                      (6.0)           --
    Proceeds from issuance of common stock                                          0.8            --
    Net advances with Allegheny Technologies Incorporated                            --         (12.2)
                                                                                -------       -------
        Net cash provided (used) by financing activities                           (5.2)        (12.2)
                                                                                -------       -------
Decrease in cash and cash equivalents                                              (3.9)           --
Cash and cash equivalents--beginning of period                                      7.1            --
                                                                                -------       -------
Cash and cash equivalents--end of period                                        $   3.2       $    --
                                                                                =======       =======

   The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  July 2, 2000

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

        In the opinion of Teledyne Technologies' management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies' consolidated financial position as of July 2, 2000, and the consolidated results of operations for the three and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the period ended July 2, 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full fiscal year.

        Certain financial statements and notes for the prior year have been changed to conform to the 2000 presentation.

        Effective November 29, 1999 (the Distribution Date), Teledyne Technologies became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), of the Company's Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the spin-off).

        The consolidated financial statements for periods prior to the spin-off included certain expenses (primarily corporate expense) based on an allocation of the overall expense of ATI. ATI's historical cost basis of assets and liabilities has been reflected in the Teledyne Technologies' financial statements. The financial information in these financial statements is not necessarily indicative of results of operations, financial position and cash flows that would have occurred if Teledyne Technologies had been a separate stand-alone entity during the periods presented or of future results. The consolidated financial statements included herein do not reflect changes that occurred in the capitalization and operations of Teledyne Technologies as a result of, or after, the spin-off other than for the periods following the spin-off.

        The following unaudited pro forma financial information is presented for informational purposes only and may not reflect the results of operations or financial position of Teledyne Technologies that would have occurred had Teledyne Technologies operated as a separate, independent company for the 1999 periods presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies been operated as a separate company as of the beginning of the year and as capitalized at the time of the spin-off. As part of the spin-off, Teledyne Technologies assumed $100 million of long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on the long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower.

        The following is Teledyne Technologies unaudited pro forma financial information for the second quarter and first six months of 1999, compared with the actual results for the same periods of 2000 (amounts in millions, except per share data):


                                                     Second Quarter             First Six Months
                                                 ----------------------      ----------------------
                                                   2000          1999          2000          1999
                                                 ========      ========      ========      ========
SALES                                            $  202.3      $  184.4      $  397.7      $  375.4
COSTS AND EXPENSES
   Cost of sales                                    146.9         133.3         287.4         275.3
   Selling, general and administrative
   expenses                                          49.3          37.2          85.4          68.7
                                                 --------      --------      --------      --------
                                                    196.2         170.5         372.8         334.0
                                                 --------      --------      --------      --------
OPERATING PROFIT                                      6.1          13.9          24.9          31.4
   Interest and debt expense, net                     1.8           2.0           3.6           4.0
   Other income                                       0.3           0.2           0.4           0.5
                                                 --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                          4.6          12.1          21.7          27.9
Provision for income taxes                            1.8           5.0           8.6          11.5
                                                 --------      --------      --------      --------
Income from continuing operations                     2.8           7.1          13.1          16.4
Discontinued operations, net of tax                   0.3           0.8           0.2           1.2
                                                 --------      --------      --------      --------
Net income                                       $    3.1      $    7.9      $   13.3      $   17.6
                                                 ========      ========      ========      ========
BASIC AND DILUTED EARNINGS PER
  COMMON SHARE:
   Income from continuing operations             $   0.10      $   0.26      $   0.48      $   0.60
   Discontinued operations                           0.01          0.03          0.01          0.04
                                                 --------      --------      --------      --------
BASIC AND DILUTED EARNINGS PER COMMON SHARE      $   0.11      $   0.29      $   0.49      $   0.64
                                                 ========      ========      ========      ========
Weighted average diluted common shares
outstanding                                          27.6          27.5          27.3          27.6
                                                 ========      ========      ========      ========


2.      Discontinued Operations

        In the second quarter of 2000, Teledyne Technologies' Board of Directors authorized the divestiture of the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries and was previously reported as part of the Aerospace Engines and Components segment. Accordingly, the consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. The operating assets and liabilities of Teledyne Cast Parts have been reclassified as net assets of discontinued operations on the balance sheet and primarily consist of net accounts receivables of $7.2 million, inventory of $3.1 million, property, plant and equipment of $6.7 million and liabilities of $4.6 million at July 2, 2000. Net assets of discontinued operations at January 2, 2000 primarily consist of net accounts receivables $8.5 million, inventory of $2.2 million, property, plant and equipment of $6.1 million and liabilities of $3.9 million. Sales for Teledyne Cast Parts were $16.4 million and $22.0 million for the first six months of 2000 and 1999, respectively. The results of Teledyne Cast Parts were net of income taxes of $141 thousand and $811 thousand for the first six months of 2000 and 1999, respectively.

3.      Comprehensive Income

        Teledyne Technologies' comprehensive income is composed primarily of net income and foreign currency translation adjustments. Teledyne Technologies comprehensive income was $12.8 million and $22.1 million for the first six months of 2000 and 1999, respectively. Teledyne Technologies' comprehensive income was $2.9 million and $10.2 million for the second quarter of 2000 and 1999, respectively.

4.      Earnings Per Share

        Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

        The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):


                                                              Second Quarter             First Six Months
                                                          ----------------------      ----------------------
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------
BASIC EARNINGS PER SHARE
     Income from continuing operations applicable to
        common stock                                      $    2.8      $    9.4      $   13.1      $   20.9
     Discontinued operations, net of tax                       0.3           0.8           0.2           1.2
                                                          --------      --------      --------      --------
     Net income applicable to common stock                $    3.1      $   10.2      $   13.3      $   22.1
                                                          ========      ========      ========      ========
     Weighted average common shares outstanding               26.9          27.5          26.9          27.6
                                                          ========      ========      ========      ========
BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                    $   0.10      $   0.34      $   0.48      $   0.76
     Discontinued operations                                  0.01          0.03          0.01          0.04
                                                          --------      --------      --------      --------
Basic Earnings per common share                           $   0.11      $   0.37      $   0.49      $   0.80
                                                          ========      ========      ========      ========

DILUTED EARNINGS PER SHARE
     Income from continuing operations applicable to
     common stock                                         $    2.8      $    9.4      $   13.1      $   20.9
     Discontinued operations, net of tax                       0.3           0.8           0.2           1.2
                                                          --------      --------      --------      --------
     Net income applicable to common stock                $    3.1      $   10.2      $   13.3      $   22.1
                                                          ========      ========      ========      ========
Weighted average common shares outstanding                    26.9          27.5          26.9          27.6
Dilutive effect of exercise of options outstanding             0.7            --           0.4            --
                                                          --------      --------      --------      --------
Weighted average diluted common shares outstanding            27.6          27.5          27.3          27.6
                                                          ========      ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                    $   0.10      $   0.34      $   0.48      $   0.76
     Discontinued operations                                  0.01          0.03          0.01          0.04
                                                          --------      --------      --------      --------
Diluted earnings per common share                         $   0.11      $   0.37      $   0.49      $   0.80
                                                          ========      ========      ========      ========


5.      Cash and Cash Equivalents

        Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at July 2, 2000. Cash equivalents totaled $5.5 million at January 2, 2000.

6.      Inventories

        Inventories are primarily valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (amounts in millions):

Balance at                        July 2, 2000    January 2, 2000
                                  ------------    ---------------
Raw materials and supplies          $  24.9           $  23.6
Work in process                        64.6              59.4
Finished goods                          9.2               9.1
                                    -------           -------
                                       98.7              92.1
Progress payments                      (6.2)             (5.3)
LIFO reserve                          (35.1)            (35.4)
                                    -------           -------
Total inventories, net              $  57.4           $  51.4
                                    =======           =======


7.      Supplemental Balance Sheet Information

        Accrued liabilities included salaries and wages of $27.2 million and $23.9 million at July 2, 2000 and January 2, 2000, respectively, and $9.0 million at July 2, 2000 for product recall reserves. Other long-term liabilities included reserves for self-insurance and the long-term portion of product recall reserves.

8.      Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

        In accordance with the Company's accounting policy disclosed in Note 2 to the consolidated financial statements in the 1999 Form 10-K, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceed, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

        At July 2, 2000, the Company's reserves for environmental remediation obligations totaled approximately $1.4 million, of which approximately $960 thousand were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

        Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. While the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company, of which management is aware, that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the Company's results of operations for that period.

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

        In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating, in principle, that the spin-off will be tax free to ATI and ATI's stockholders. The continuing validity of the IRS tax ruling is subject to the completion of a public offering of Teledyne Technologies' Common Stock by November 29, 2000 and use of the anticipated gross proceeds for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, Teledyne Technologies agreed with ATI to undertake such a public offering. The Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling requires Teledyne Technologies to complete a smaller public offering of 15 to 18 percent of its outstanding common stock. On July 21, 2000, Teledyne Technologies filed a registration statement to register 4.1 million shares of its common stock with the Securities and Exchange Commission to further this public offering requirement.

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

        A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company's financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the Company's results of operations for that period.


9.      Income Taxes

        The provision for taxes based on income for the 2000 and 1999 interim periods was computed in accordance with Interpretation No. 18 of APB Opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109--"Accounting for Income Taxes."

10.     Industry Segments

        The following table presents Teledyne Technologies' interim industry segment disclosures (amounts in millions):


                                                Second Quarter               First Six Months
                                           -----------------------       -----------------------
                                             2000           1999           2000           1999
                                           ========       ========       ========       ========
SALES:
Electronics and Communications             $   91.4       $   87.3       $  177.1       $  170.5
Systems Engineering Solutions                  61.0           52.8          118.2          112.4
Aerospace Engines and Components(a)            49.9           44.3          102.4           92.5
                                           --------       --------       --------       --------
  TOTAL SALES                              $  202.3       $  184.4       $  397.7       $  375.4
                                           ========       ========       ========       ========

OPERATING PROFIT (LOSS):
Electronics and Communications             $   10.9       $   10.7       $   20.4       $   19.2
Systems Engineering Solutions                   4.8            4.5           10.4            9.4
Aerospace Engines and Components(a,b)          (5.6)           2.5            2.0           10.5
                                           --------       --------       --------       --------
  SEGMENT OPERATING PROFIT                     10.1           17.7           32.8           39.1
Corporate expense                              (4.0)          (1.9)          (7.9)          (4.0)
Interest and debt expense, net                 (1.8)            --           (3.6)            --
Other income                                    0.3            0.2            0.4            0.5
                                           --------       --------       --------       --------
 INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                          4.6           16.0           21.7           35.6
 Provision for income taxes                     1.8            6.6            8.6           14.7
                                           --------       --------       --------       --------
 Income from continuing operations              2.8            9.4           13.1           20.9
 Discontinued operations, net of tax            0.3            0.8            0.2            1.2
                                           --------       --------       --------       --------
 NET INCOME                                $    3.1       $   10.2       $   13.3       $   22.1
                                           ========       ========       ========       ========

(a)  Restated to reflect Teledyne Cast Parts as a discontinued operation.

(b) Includes pretax charges of $12 million and $3 million in the second quarters of 2000 and 1999, respectively, for product recall reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Teledyne Technologies' sales from continuing operations for the second quarter of 2000 were $202.3 million, compared with sales of $184.4 million for the same period in 1999. Net income from continuing operations was $2.8 million ($0.10 per diluted share) for the second quarter of 2000, compared with pro forma net income of $7.1 million ($0.26 per diluted share) for the same period of 1999. Sales from continuing operations for the first six months of 2000 were $397.7 million, compared with sales of $375.4 million for the same period in 1999. Net income from continuing operations was $13.1 million ($0.48 per diluted share) for the first six months of 2000, compared with pro forma net income of $16.4 million ($0.60 per diluted share) for the same period of 1999.

In the second quarter of 2000, Teledyne Technologies' Board of Directors authorized the sale of the assets of Teledyne Cast Parts, which provides sand and investment castings to the aerospace and defense industries and was previously reported as part of the Aerospace Engines and Components segment. Accordingly, the consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. No loss on disposal is anticipated.

The second quarters of 2000 and 1999 included pretax charges of $12 million and $3 million, respectively, for piston engine product recall reserves. Excluding these reserves, net income from continuing operations was $10.1 million ($0.36 per diluted share) for the second quarter of 2000, compared with pro forma net income of $8.9 million ($0.32 per diluted share) for the second quarter of 1999. Excluding these reserves, net income from continuing operations was $20.4 million ($0.75 per diluted share) for the first six months of 2000, compared with pro forma net income of $18.2 million ($0.66 per diluted share) for the same period of 1999. For the second quarter of 2000 and pro forma 1999, net income including discontinued operations was $3.1 million ($0.11 per diluted share) and $7.9 million ($0.29 per diluted share), respectively. For the first six months of 2000 and pro forma 1999, net income including discontinued operations was $13.3 million ($0.49 per diluted share) and $17.6 million ($0.64 per diluted share), respectively.

Teledyne Technologies was spun off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), effective November 29, 1999. Pro forma adjustments in 1999 reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies operated as a separate company and as capitalized at the time of the spin-off for the 1999 period presented. Net income, before pro forma adjustments, was $10.2 million ($0.37 per diluted share) for the second quarter of 1999 and $22.1 million ($0.80 per diluted share) for the first six months of 1999.

The increase in sales for both the 2000 second quarter and year to date periods, compared with the same 1999 periods, reflected higher sales in each operating segment

The increase in earnings, excluding product recall reserves, for both the second quarter and year to date periods, compared with the pro forma earnings for the same periods in 1999, reflected higher operating profit in each operating segment. Net pension income for the first six months of 2000 was $4.4 million, compared with net pension income of $3.2 million for the same period of 1999. Net pension income for the second quarter of 2000 was $2.2 million, compared with net pension income of $1.6 million for the same period of 1999. Prior to the product recall reserves, earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) for the first six months of 2000 were $45.1 million, compared with pro forma EBITDA of $40.8 million for the same period of 1999.

Gross profit from continuing operations, on a historical basis was higher in the second quarter and the first six months of 2000, compared with the same periods in 1999, while net income, prior to product recall reserves, decreased due to interest expense on the debt assumed as part of the spin-off, higher research and development spending and higher administrative expense compared with the allocation from ATI which was based on sales. The lower gross margins for the second quarter of 2000 and the higher gross margins for the first six months of 2000, compared with the same periods of 1999, were attributable to changes in product mix within the operating segments and reduced margins on electronic manufacturing services. The Company's effective tax rate for the first six months of 2000 was 39.6 percent and was
41.3 percent for the same period of 1999.


REVIEW OF OPERATIONS:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

                                               Second Quarter           First Six Months
                                           ---------------------      --------------------
                                             2000          1999         2000         1999
                                           =======       =======      =======      =======
SALES:
Electronics and Communications             $  91.4       $  87.3      $ 177.1      $ 170.5
Systems Engineering Solutions                 61.0          52.8        118.2        112.4
Aerospace Engines and Components(a)           49.9          44.3        102.4         92.5
                                           -------       -------      -------      -------
  Total sales                              $ 202.3       $ 184.4      $ 397.7      $ 375.4
                                           =======       =======      =======      =======

OPERATING PROFIT (LOSS):
Electronics and Communications             $  10.9       $  10.7      $  20.4      $  19.2
Systems Engineering Solutions                  4.8           4.5         10.4          9.4
Aerospace Engines and Components(a,b)         (5.6)          2.5          2.0         10.5
                                           -------       -------      -------      -------
  TOTAL SEGMENT OPERATING PROFIT           $  10.1       $  17.7      $  32.8      $  39.1
                                           =======       =======      =======      =======

(a)  Restated to reflect Teledyne Cast Parts as a discontinued operation.

(b) Includes pretax charges of $12 million and $3 million in the second quarters of 2000 and 1999, respectively, for product recall reserves.


ELECTRONICS AND COMMUNICATIONS

The Electronics and Communications segment second quarter sales were $91.4 million, up 4.7 percent from 1999 second quarter sales of $87.3 million. Second quarter operating profit rose 1.9 percent to $10.9 million, from $10.7 million in the second quarter of 1999. Sales for the first six months of 2000 were $177.1 million, up 3.9 percent from $170.5 million for the same period of 1999. Operating profit for the first six months of 2000 rose 6.3 percent to $20.4 million, from $19.2 million for the same period of 1999.

For the second quarter and first six months of 2000, compared with the same periods of 1999, sales grew significantly in electronic manufacturing services, relay products, business and commuter aircraft communications equipment and microwave products. Sales from electronic manufacturing services and microwave products grew as a result of new orders from military and commercial customers. Relay products reported improved sales based on demand from the communications and semiconductor test equipment markets. Sales of medical and military microelectronics were down from the same periods last year. Segment operating profit improved due to growth in sales, partially offset by reduced margins on electronic manufacturing services and increased spending in optoelectronics and broadband wireless initiatives.

SYSTEMS ENGINEERING SOLUTIONS

The Systems Engineering Solutions segment second quarter sales were $61.0 million, up 15.5 percent from 1999 second quarter sales of $52.8 million. Operating profit for the second quarter improved 6.7 percent to $4.8 million, from $4.5 million in the same period last year. Sales for the first six months of 2000 were $118.2 million, up 5.2 percent from $112.4 million for the same period of 1999. Operating profit for the first six months of 2000 rose 10.6 percent to $10.4 million, from $9.4 million for the same period of 1999.

The results for the second quarter and first six months of 2000, compared with the same periods in 1999, reflect strong sales growth in environmental programs, systems engineering and integration, information technology and space programs. Sales for the first six months of 2000 were negatively impacted by the significant decline in demand for our marine products for the petroleum exploration market, which has been very weak since the second quarter of

1999. Operating results reflected increased revenue, partially offset by mix differences in systems engineering and integration and environmental sales. Lower general and administrative expenses reflect a first quarter 2000 benefit of $1.4 million related to chemical weapon demilitarization reserves no longer needed due to additional program funding, which was partially offset by lower gross profit due to a writedown of approximately $0.9 million in the Company's process control software business.


AEROSPACE ENGINES AND COMPONENTS

The Aerospace Engines and Components segment second quarter sales were $49.9 million, up 12.6 percent from $44.3 million in the 1999 second quarter. Excluding piston engine product recall reserves taken in the second quarters of 2000 and 1999, operating profit in 2000 was $6.4 million, compared with operating profit of $5.5 million in the second quarter of 1999. Including product recall reserves, the Aerospace Engines and Components segment incurred an operating loss of $5.6 million for the second quarter 2000, compared with operating profit of $2.5 million in the same period of 1999.

Sales for the first six months of 2000 were $102.4 million, up 10.7 percent from $92.5 million in the same period of 1999. Excluding piston engine product recall reserves taken in the second quarters of 2000 and 1999, operating profit for the first six months of 2000 was $14.0 million, compared with operating profit of $13.5 million for the same period of 1999. Including product recall reserves, operating profit was $2.0 million for the first six months of 2000, compared with operating profit of $10.5 million in the same period of 1999.

Increased sales for piston engines in the second quarter and first six months of 2000 were driven by aftermarket new engine sales and overhaul services. In the second quarter of 2000 sales and operating profit in the turbine engine business grew due to an increase in military spare parts sales compared with the second quarter of 1999. For the first six months of 2000, sales and operating profit in the turbine engine business were flat compared with the same period of 1999. In the second half of 1999, sales of new J69 turbine engines totaled $5.3 million, whereas no J69 turbine engine sales are expected during the latter half of 2000. The Company expects that military spare parts sales will decrease since such parts are no longer on the military critical shortage list. Additionally, reduced foreign demand for HARPOON missiles is expected to create a break in production during 2001. Under the agreement with Lockheed Martin Corporation to supply turbine engines for the Joint Air-to-Surface Standoff Missile (JASSM) program, engineering development is expected to continue through the second quarter of 2001, with production deliveries not scheduled to begin until mid-2002. These developments will negatively impact the 2001 results for the Aerospace Engines and Components segment.

In the second quarter of 2000, Teledyne Technologies initiated a recall program to inspect up to 3,000 general aircraft engines to investigate possible metallurgical flaws in engine crankshafts. The Company recorded a $12 million pre-tax charge in the second quarter of 2000 for estimated costs associated with this program including the replacement of affected crankshafts. The Company is reviewing its options with regard to cost recovery and has commenced legal action against certain suppliers.

Improved gross profit for the second quarter and the first six months of 2000 compared to the same periods of 1999, reflects favorable product mix which was offset by higher general and administrative expenses resulting from increased research and development spending, selling expense and the product recall reserve.

The results of the Aerospace Engines and Components segment have been restated to reflect Teledyne Cast Parts as a discontinued operation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teledyne Technologies net cash provided by operating activities from continuing operations was $10.2 million for the first six months of 2000, compared with $19.6 million for the same period of 1999. The $9.4 million decrease in cash provided from operations in 2000, compared with 1999, reflected an increase in prepaid and deferred income taxes.

Working capital was $96.6 million at the end of the first six months of 2000, compared with $98.5 million at the end of 1999. The higher balances in accounts receivable, inventory and accounts payable were due to higher sales in the later part of the second quarter of 2000 relative to the fourth quarter of 1999. The higher balance in accrued liabilities reflect the current portion of the product recall reserve and increases in advances from customers, as well as insurance and payroll accruals.

Teledyne Technologies' net cash used by investing activities for continuing operations was primarily for capital expenditures and was $9.7 million for the first six months of 2000 compared with $6.5 million for the same period of 1999. Capital spending was $9.3 million for the first six months of 2000, compared with $6.4 million for the same period of 1999.

Financing activities used net cash of $5.2 million in the first six months of 2000, compared with cash used of $12.2 million for the same period of 1999. The 2000 amount primarily reflected net payments of $6.0 million for the revolving credit agreement. The 1999 amount represents net transaction with ATI.

Teledyne Technologies' principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2000. Teledyne Technologies currently expects to spend approximately $40 million on its capital spending program in 2000.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to the assumption of the facility by Teledyne Technologies. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At July 2, 2000 Teledyne Technologies had $91.0 million outstanding under the facility, compared with $97.0 million at January 2, 2000. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing under the credit facility was $109.0 million at January 2, 2000, compared with $103.0 million at year end 1999.

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI's stockholders. The continuing validity of the IRS tax ruling is subject to the completion of a public offering of Teledyne Technologies' Common Stock by November 29, 2000 and use of the anticipated gross proceeds for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. Pursuant to the Separation and Distribution Agreement, Teledyne Technologies agreed with ATI to undertake such a public offering. On July 12, 2000 the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling requires Teledyne Technologies to complete a smaller public offering of 15 to 18 percent of its outstanding common stock. On July 21, 2000, Teledyne Technologies filed a registration statement to register 4.1 million shares of its common stock with the Securities and Exchange Commission to further this public offering requirement.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138--"Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. Teledyne Technologies must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" below.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, sales, growth opportunities, capital investments and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of the required public offering, market, economic and political conditions, and funding and continuation of government programs, as well as the outcome of the crankshaft investigation, could change the anticipated results. Also, any disposition of Teledyne Cast Parts will depend on many factors, including the terms and conditions of any definitive asset sale and purchase agreement, as well as industry and business conditions. The Company cannot provide any assurance as to when, if or on what terms Teledyne Cast Parts will be sold. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies' 1999 Annual Report on Form 10-K under the caption "Risk Factors", as well as under the caption "Risk Factors" in the Company's registration statement [NO. 333-41892] filed in connection with the anticipated public offering. The Company assumes no duty to update forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the information provided under Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" included in Teledyne Technologies' 1999 Annual Report on Form 10-K. At July 2, 2000, there were no hedging contracts outstanding.

                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Teledyne Technologies' 2000 Annual Meeting of Stockholders (the "Annual Meeting") was held on June 1, 2000. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1. The three nominees proposed by the Board of Directors were elected as Class I directors for a three-year term expiring at the 2003 Annual Meeting by the following votes:

          Name                       For                   Withheld
-------------------------     -------------------     -------------------
    Thomas A. Corcoran            24,562,843               272,730
    Diane C. Creel                24,557,398               278,175
    C. Fred Fetterolf             24,555,363               280,210

        Other continuing directors of Teledyne Technologies include (1) Class II directors, Paul S. Brentlinger and Robert Mehrabian, whose terms expire at the 2001 Annual Meeting, and (2) Class III directors, Robert P. Bozzone, Frank V. Cahouet and Charles J. Queenan, Jr., whose terms expire at the 2002 Annual Meeting.

2. The proposal to approve Teledyne Technologies Incorporated 1999 Incentive Plan, as amended (the "Plan"), was adopted by a vote of 15,628,352 for versus 3,598,760 against. There were 124,534 abstentions and 5,483,927 broker non-votes with respect to this proposal.

3. A proposal to ratify the selection of Ernst & Young LLP as Teledyne Technologies' independent public auditors for 2000 was approved by a vote of 24,764,654 for versus 29,829 against. There were 41,090 abstentions and no broker non-votes with respect to this action.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               4*     Second Amendment to Credit Agreement dated as of July 28,
                      2000

               27.1* Financial data schedule for the six month period ended July 2, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

               27.2* Restated financial data schedule for the year ended January 2, 2000 and the six month period ended July 4, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


        * Filed herewith


        (b)    Reports on Form 8-K

               Teledyne Technologies filed no Reports on Form 8-K during the quarter ended July 2, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TELEDYNE TECHNOLOGIES INCORPORATED



DATE: August 2, 2000                 By:  Dale A. Schnittjer
                                     -------------------------------------------
                                     Dale A. Schnittjer, Acting Chief Financial
                                     Officer, Treasurer and Controller

                                  EXHIBIT INDEX


EXHIBIT No.    Description
-----------    -----------
4*             Second Amendment to Credit Agreement dated as of July 28, 2000

27.1* Financial data schedule for the six month period ended July 2, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

27.2* Restated financial data schedule for the year ended January 2, 2000 and the six month period ended July 4, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


* Filed herewith