Form 10-Q
period 2000-10-01
TELEDYNE TECHNOLOGIES INC
filed 2000-11-14
CIK 1094285

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

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

                                Yes [X]  No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at October 1, 2000
--------------------------------------        ------------------------------
Common Stock, $.01 par value per share              31,557,959 shares

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                                             PAGE
PART I      FINANCIAL INFORMATION                                                              2

            Item 1.     Financial Statements                                                   2

                   Consolidated Condensed Balance Sheets --
                        October 1, 2000 and January 2, 2000                                    2

                   Consolidated Condensed Statements of Income --
                        Three and nine months ended October 1, 2000 and October 3, 1999        3

                   Consolidated Condensed Statements of Cash Flows --
                        Nine months ended October 1, 2000 and October 3, 1999                  4

                   Notes to Consolidated Condensed Financial Statements                        5

            Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                   11

            Item 3.     Quantitative and Qualitative Disclosures About Market Risk            16


PART II     OTHER INFORMATION                                                                 16

            Item 2.     Changes in Securities and Use of Proceeds                             16

            Item 6.     Exhibits and Reports on Form 8-K                                      16

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     AT OCTOBER 1, 2000 AND JANUARY 2, 2000
                    (Amounts in millions, except share data)

                                                                         October 1,   January 2,
                                                                            2000         2000
=====================================================================    ==========   ==========
                                                                        (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $   3.5      $   7.1
     Receivables, net                                                       127.3        109.1
     Inventories, net                                                        62.3         51.4
     Deferred income taxes, net                                              20.5         21.7
     Prepaid expenses, income taxes and other                                12.4          4.5
                                                                          -------      -------
         TOTAL CURRENT ASSETS                                               226.0        193.8

Property, plant and equipment, at cost, net of accumulated
     Depreciation and amortization of $125.2 at October 1, 2000
     and $116.7 at January 2, 2000                                           62.9         56.0
Deferred income taxes, net                                                   22.5         25.6
Cost in excess of net assets acquired, net                                    7.9          8.2
Other assets, net                                                            20.8         16.9
Net assets of discontinued operation                                         12.2         12.9
                                                                          -------      -------

TOTAL ASSETS                                                              $ 352.3      $ 313.4
                                                                          =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                     $  55.5      $  44.2
     Accrued liabilities                                                     58.4         47.3
     Income taxes payable                                                      --          3.8
                                                                          -------      -------
         TOTAL CURRENT LIABILITIES                                          113.9         95.3
Long-term debt                                                                7.2         97.0
Accrued pension obligation                                                    7.6         14.7
Accrued postretirement benefits                                              31.9         33.6
Other                                                                        38.2         28.3
                                                                          -------      -------
TOTAL LIABILITIES                                                           198.8        268.9
STOCKHOLDERS' EQUITY
     Preferred stock, $0.01 par value; outstanding shares - none               --           --
     Common stock, $0.01 par value; outstanding shares 31,557,959 at
        October 1, 2000 and 26,687,002 at January 2, 2000                     0.3          0.3
     Additional paid-in capital                                             124.2         37.9
     Retained earnings                                                       28.7          5.6
     Accumulated other comprehensive income                                   0.3          0.7
                                                                          -------      -------
         TOTAL STOCKHOLDERS' EQUITY                                         153.5         44.5
                                                                          -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 352.3      $ 313.4
=====================================================================     =======      =======

The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
           (Unaudited - Amounts in millions, except per-share amounts)

                                                                      Third Quarter              First Nine Months
                                                                 -----------------------      -----------------------
                                                                   2000           1999          2000           1999
===========================================================      ========       ========      ========       ========
SALES                                                            $  201.1       $  195.0      $  598.8       $  570.4
COSTS AND EXPENSES
           Cost of sales                                            145.4          136.7         432.8          415.0
           Selling, general and administrative expenses              38.8           36.1         124.2           98.1
                                                                 --------       --------      --------       --------
                                                                    184.2          172.8         557.0          513.1
                                                                 --------       --------      --------       --------
OPERATING PROFIT                                                     16.9           22.2          41.8           57.3
           Interest and debt expense, net                            (1.3)            --          (4.9)            --

           Other income                                               0.5            0.2           0.9            0.7
                                                                 --------       --------      --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                16.1           22.4          37.8           58.0
Provision for income taxes                                            6.4            9.2          15.0           23.9
                                                                 --------       --------      --------       --------
Income from continuing operations                                     9.7           13.2          22.8           34.1
Discontinued operations, net of tax                                   0.1            0.6           0.3            1.8
                                                                 --------       --------      --------       --------
Net income                                                       $    9.8       $   13.8      $   23.1       $   35.9
===========================================================      ========       ========      ========       ========

BASIC EARNINGS PER COMMON SHARE:
           Income from continuing operations                     $   0.33       $   0.48      $   0.83       $   1.24
           Discontinued operations                                     --           0.02          0.01           0.06
                                                                 --------       --------      --------       --------
BASIC EARNINGS PER COMMON SHARE                                  $   0.33       $   0.50      $   0.84       $   1.30
                                                                 ========       ========      ========       ========
Weighted average common shares outstanding                           29.0           27.2          27.6           27.5
===========================================================      ========       ========      ========       ========

DILUTED EARNINGS PER COMMON SHARE:
           Income from continuing operations                     $   0.32       $   0.48      $   0.81       $   1.24
           Discontinued operations                                     --           0.02          0.01           0.06
                                                                 --------       --------      --------       --------
DILUTED EARNINGS PER COMMON SHARE                                $   0.32       $   0.50      $   0.82       $   1.30
                                                                 ========       ========      ========       ========
Weighted average diluted common shares outstanding                   30.2           27.2          28.3           27.5
===========================================================      ========       ========      ========       ========

The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                        (Unaudited - Amounts in millions)

                                                                         2000            1999
===============================================================        =======         =======
CASH FLOW FROM OPERATING ACTIVITIES
    Net income from continuing operations                              $  22.8         $  34.1
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                     11.6             8.6
        Deferred income taxes                                              4.2            (1.1)
    Changes in operating assets and liabilities:
      Increase in accounts receivables                                   (19.1)          (16.1)
      Increase in inventories                                            (10.9)           (1.1)
      Increase in accounts payable                                        12.2             7.9
      Increase in accrued liabilities                                     11.4             1.6
      Increase in current income taxes receivable, net                   (10.3)             --
      Increase in other long-term assets                                  (1.4)             --
      Increase (decrease) in other long-term liabilities                   7.1            (3.6)
      Decrease in accrued pension obligation                              (7.1)             --
      Increase (decrease) in accrued postretirement benefits              (1.7)            0.4
      Other operating, net                                                (2.3)           (0.9)
                                                                       -------         -------
                                                                          16.5            29.8
        Net cash flow from discontinued operations                         2.3             1.8
                                                                       -------         -------
        Net cash provided by operating activities                         18.8            31.6
                                                                       -------         -------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                           (17.2)          (13.9)
    Other investing, net                                                  (0.5)            0.3
                                                                       -------         -------
                                                                         (17.7)          (13.6)
        Investing cash flow from discontinued operations                  (1.2)           (2.2)
                                                                       -------         -------
        Net cash used by investing activities                            (18.9)          (15.8)
                                                                       -------         -------

CASH FLOW FROM FINANCING ACTIVITIES
    Net payment on revolving credit agreement                            (89.8)             --
    Proceeds from issuance of common stock                                86.3              --
    Net advances with Allegheny Technologies Incorporated                   --           (15.8)
                                                                       -------         -------
        Net cash used by financing activities                             (3.5)          (15.8)
                                                                       -------         -------
Decrease in cash and cash equivalents                                     (3.6)             --
Cash and cash equivalents--beginning of period                             7.1              --
                                                                       -------         -------
Cash and cash equivalents--end of period                               $   3.5         $    --
===============================================================        =======         =======

The accompanying notes are an integral part of these financial statements.

               TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 October 1, 2000

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

      In the opinion of Teledyne Technologies' management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies' consolidated financial position as of October 1, 2000, and the consolidated results of operations for the three and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the period ended October 1, 2000, are not necessarily indicative of the results of operations or cash flows to be expected for the full fiscal year.

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

      The following is Teledyne Technologies unaudited pro forma financial information for the third quarter and first nine months of 1999, compared with the actual results for the same periods of 2000 (amounts in millions, except per share data):


                                                        Third Quarter              First Nine Months
                                                    ----------------------      ----------------------
                                                      2000          1999          2000          1999
==============================================      ========      ========      ========      ========
 SALES                                              $  201.1      $  195.0      $  598.8      $  570.4
 COSTS AND EXPENSES
    Cost of sales                                      145.4         136.7         432.8         415.0
    Selling, general and administrative                 38.8          37.6         124.2         103.3
 expenses
                                                    --------      --------      --------      --------
                                                       184.2         174.3         557.0         518.3
                                                    --------      --------      --------      --------
 OPERATING PROFIT                                       16.9          20.7          41.8          52.1
    Interest and debt expense, net                       1.3           2.0           4.9           6.0
    Other income                                         0.5           0.2           0.9           0.7
                                                    --------      --------      --------      --------
 INCOME FROM CONTINUING OPERATIONS BEFORE               16.1          18.9          37.8          46.8
 INCOME TAXES
 Provision for income taxes                              6.4           7.9          15.0          19.4
                                                    --------      --------      --------      --------
 Income from continuing operations                       9.7          11.0          22.8          27.4
 Discontinued operations, net of tax                     0.1           0.6           0.3           1.8
                                                    --------      --------      --------      --------
 Net income                                         $    9.8      $   11.6      $   23.1      $   29.2
==============================================      ========      ========      ========      ========

 BASIC EARNINGS PER  COMMON SHARE:
    Income from continuing operations               $   0.33      $   0.40      $   0.83      $   1.00
    Discontinued operations                               --          0.02          0.01          0.06
                                                    --------      --------      --------      --------
 BASIC EARNINGS PER COMMON SHARE                    $   0.33      $   0.42      $   0.84      $   1.06
                                                    ========      ========      ========      ========
 Weighted average common shares outstanding             29.1          27.2          27.6          27.5
==============================================      ========      ========      ========      ========

 DILUTED EARNINGS PER COMMON SHARE:
    Income from continuing operations               $   0.32      $   0.40      $   0.81      $   1.00
    Discontinued operations                               --          0.02          0.01          0.06
                                                    --------      --------      --------      --------
 DILUTED EARNINGS PER COMMON SHARE                  $   0.32      $   0.42      $   0.82      $   1.06
                                                    ========      ========      ========      ========
 Weighted average diluted common shares
 outstanding                                            30.2          27.2          28.3          27.5
==============================================      ========      ========      ========      ========


2.    Discontinued Operations

      In the second quarter of 2000, Teledyne Technologies' Board of Directors authorized the divestiture of the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries and was previously reported as part of the Aerospace Engines and Components segment. Accordingly, the consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. The operating assets and liabilities of Teledyne Cast Parts have been reclassified as net assets of discontinued operations on the balance sheet and primarily consist of net accounts receivables of $6.7 million, inventory of $3.2 million, net property, plant and equipment of $6.8 million and liabilities of $4.9 million at October 1, 2000. Net assets of discontinued operations at January 2, 2000 primarily consist of net accounts receivables of $8.5 million, inventory of $2.2 million, net property, plant and equipment of $6.1 million and liabilities of $3.9 million. Sales for Teledyne Cast Parts were $25.3 million and $32.6 million for the first nine months of 2000 and 1999, respectively. The results of Teledyne Cast Parts were net of income taxes of $0.2 million and $1.2 million for the first nine months of 2000 and 1999, respectively.

3.    Comprehensive Income

      Teledyne Technologies' comprehensive income is composed primarily of net income and foreign currency translation adjustments. Teledyne Technologies' comprehensive income was $22.7 million and $35.8 million for the first nine months of 2000 and 1999, respectively. Teledyne Technologies' comprehensive income was $9.8 million and $13.8 million for the third quarter of 2000 and 1999, respectively.


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

      During the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of Common Stock in a public offering.

      The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

                                                               Third Quarter            First Nine Months
                                                          ----------------------      ----------------------
                                                            2000          1999          2000          1999
                                                          --------      --------      --------      --------
BASIC EARNINGS PER SHARE

     Income from continuing operations
        applicable to common stock                        $    9.7      $   13.2      $   22.8      $   34.1

     Discontinued operations, net of tax                       0.1           0.6           0.3           1.8
                                                          --------      --------      --------      --------
     Net income applicable to common stock                $    9.8      $   13.8      $   23.1      $   35.9
                                                          ========      ========      ========      ========

     Weighted average common shares outstanding               29.0          27.2          27.6          27.5
                                                          ========      ========      ========      ========

BASIC EARNINGS PER COMMON SHARE
     Income from continuing operations                    $   0.33      $   0.48      $   0.83      $   1.24
     Discontinued operations                                    --          0.02          0.01          0.06
                                                          --------      --------      --------      --------
Basic Earnings per common share                           $   0.33      $   0.50      $   0.84      $   1.30
                                                          ========      ========      ========      ========

DILUTED EARNINGS PER SHARE
     Income from continuing operations applicable to
     common stock                                         $    9.7      $   13.2      $   22.8      $   34.1
     Discontinued operations, net of tax                       0.1           0.6           0.3           1.8
                                                          --------      --------      --------      --------
     Net income applicable to common stock                $    9.8      $   13.8      $   23.1      $   35.9
                                                          ========      ========      ========      ========

Weighted average common shares outstanding                    29.0          27.2          27.6          27.5
Dilutive effect of exercise of options outstanding             1.2            --           0.7            --
                                                          --------      --------      --------      --------
Weighted average diluted common shares outstanding            30.2          27.2          28.3          27.5
                                                          ========      ========      ========      ========

DILUTED EARNINGS PER COMMON SHARE
     Income from continuing operations                    $   0.32      $   0.48      $   0.81      $   1.24
     Discontinued operations                                    --          0.02          0.01          0.06
                                                          --------      --------      --------      --------
Diluted earnings per common share                         $   0.32      $   0.50      $   0.82      $   1.30
====================================================      ========      ========      ========      ========

5.    Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at October 1, 2000. Cash equivalents totaled $5.5 million at January 2, 2000.

6.    Inventories

      Inventories are primarily valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management's estimates of year-end inventory levels and costs. Inventories consist of the following (amounts in millions):

                                       October 1,    January 2,
             Balance at                   2000          2000
            ======================     ==========    ==========
            Raw materials and
            supplies                    $  27.3       $  23.6
            Work in process                65.9          59.4
            Finished goods                 10.5           9.1
                                        -------       -------
                                          103.7          92.1
            Progress payments              (6.3)         (5.3)
            LIFO reserve                  (35.1)        (35.4)
                                        =======       =======
            Total inventories, net      $  62.3       $  51.4
                                        =======       =======


7.    Supplemental Balance Sheet Information

      Accrued liabilities included salaries and wages of $31.2 million and $23.9 million at October 1, 2000 and January 2, 2000, respectively. Other long-term liabilities included reserves for self-insurance, the long-term portion of product recall and environmental reserves.


8.    Lawsuits, Claims, Commitments, Contingencies and Related Matters

      The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company has been identified as a potentially responsible party at approximately 16 such sites, excluding those at which the Company believes it has no future liability.

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

      At October 1, 2000, the Company's reserves for environmental remediation obligations totaled approximately $859 thousand, of which approximately $477 thousand were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

      In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating, in principle, that the spin-off will be tax free to ATI and ATI's stockholders. The continuing validity of the IRS tax ruling is subject to the completion of a public offering of Teledyne Technologies' Common Stock by November 29, 2000 and use of the proceeds for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. The Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of 15 to 18 percent of its outstanding Common Stock. In the third quarter 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in a public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling.

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

10.   Industry Segments

      The following table presents Teledyne Technologies' interim industry segment disclosures (amounts in millions):

                                                             Third Quarter             First Nine Months
                                                         ---------------------       ---------------------
                                                           2000          1999          2000          1999
        ===========================================      =======       =======       =======       =======
            SALES:
            Electronics and Communications               $  92.8       $  88.2       $ 269.9       $ 258.7
            Systems Engineering Solutions                   60.1          54.1         178.3         166.5
            Aerospace Engines and Components(a)             48.2          52.7         150.6         145.2
                                                         -------       -------       -------       -------
              TOTAL SALES                                $ 201.1       $ 195.0       $ 598.8       $ 570.4
                                                         =======       =======       =======       =======

            OPERATING PROFIT:
            Electronics and Communications               $   9.2       $  12.1       $  29.6       $  31.3
            Systems Engineering Solutions                    4.9           3.9          15.3          13.3
            Aerospace Engines and Components(a,b)            6.7           8.2           8.7          18.7
                                                         -------       -------       -------       -------
              SEGMENT OPERATING PROFIT                      20.8          24.2          53.6          63.3
            Corporate expense                               (3.9)         (2.0)        (11.8)         (6.0)
            Interest and debt expense, net                  (1.3)           --          (4.9)           --
            Other income                                     0.5           0.2           0.9           0.7
                                                         -------       -------       -------       -------
             INCOME FROM CONTINUING OPERATIONS
               BEFORE INCOME TAXES                          16.1          22.4          37.8          58.0
             Provision for income taxes                      6.4           9.2          15.0          23.9
                                                         -------       -------       -------       -------
             Income from continuing operations               9.7          13.2          22.8          34.1
             Discontinued operations, net of tax             0.1           0.6           0.3           1.8
                                                         -------       -------       -------       -------
             NET INCOME                                  $   9.8       $  13.8       $  23.1       $  35.9
        ===========================================      =======       =======       =======       =======

(a)   Restated to reflect Teledyne Cast Parts as a discontinued operation.

(b) The first nine months of 2000 and 1999 include pretax charges of $12 million and $3 million in the second quarters of 2000 and 1999, respectively, for product recall reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Teledyne Technologies' sales from continuing operations for the third quarter of 2000 were $201.1 million, compared with sales from continuing operations of $195.0 million for the same period in 1999. Net income from continuing operations was $9.7 million ($0.32 per diluted share) for the third quarter of 2000, compared with pro forma net income from continuing operations of $11.0 million ($0.40 per diluted share) for the same period of 1999. Sales from continuing operations for the first nine months of 2000 were $598.8 million, compared with sales from continuing operations of $570.4 million for the same period in 1999. Net income from continuing operations was $22.8 million ($0.81 per diluted share) for the first nine months of 2000, compared with pro forma net income from continuing operations of $27.4 million ($1.00 per diluted share) for the same period of 1999.

The first nine months of 2000 and 1999 included second quarter pretax charges of $12 million and $3 million, respectively, for piston engine product recall reserves. Excluding these reserves, net income from continuing operations was $30.0 million ($1.06 per diluted share) for the first nine months of 2000, compared with pro forma net income from continuing operations of $29.2 million ($1.06 per diluted share) for the same period of 1999. For the third quarter of 2000 and pro forma 1999, net income including discontinued operations was $9.8 million ($0.32 per diluted share) and $11.6 million ($0.42 per diluted share), respectively. For the first nine months of 2000 and pro forma 1999, net income including discontinued operations was $23.1 million ($0.82 per diluted share) and $29.2 million ($1.06 per diluted share), respectively.

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

Teledyne Technologies was spun off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), effective November 29, 1999. Pro forma adjustments in 1999 reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies operated as a separate company and as capitalized at the time of the spin-off for the 1999 period presented. Net income, before pro forma adjustments, was $13.8 million ($0.50 per diluted share) for the third quarter of 1999 and $35.9 million ($1.30 per diluted share) for the first nine months of 1999.

The increase in sales for the 2000 year-to-date period, compared with the same 1999 period, reflected higher sales in each operating segment. The increase in sales for the 2000 third quarter, compared with the same 1999 period, reflected higher sales in both the Electronics and Communications segment and the Systems Engineering Solutions segment offset, in part, by lower sales in the Aerospace Engines and Components segment.

Net pension income for the first nine months of 2000 was $6.7 million, compared with net pension income of $4.9 million for the same period of 1999. Net pension income for the third quarter of 2000 was $2.3 million, compared with net pension income of $1.7 million for the same period of 1999. Pension income is expected to remain relatively constant in 2001 but is expected to be lower in subsequent years primarily due to the completion of income amortization associated with the transition assets recorded pursuant to Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 87 - "Employers' Accounting for Pensions".

Prior to the product recall reserves, earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) for the first nine months of 2000 were $66.3 million, compared with pro forma EBITDA of $69.6 million for the same period of 1999.

Gross profit from continuing operations, on a historical basis was lower in the third quarter of 2000, compared with the same period in 1999, net income was also lower due to interest expense on the debt assumed as part of the spin-off and higher administrative expense compared with the allocation from ATI which was based on sales. The lower gross profit for the third quarter of 2000, compared with the same period of 1999, was attributable to changes in product mix within the operating segments and start up costs for optoelectronics and broadband wireless initiatives, partially offset by higher sales. Gross profit from continuing operations, on a historical basis was higher in the first nine months of 2000, compared with the same period in 1999, while net income decreased due to higher product recall reserves, interest expense on the debt assumed as part of the spin-off, higher research and development spending and higher administrative expense compared with the 1999 allocation from ATI. The higher gross profit for the first nine months of 2000, compared with the same period of 1999, was attributable to changes in product mix within the operating segments and higher sales, partially offset by start up costs for optoelectronics and broadband wireless initiatives. The Company's effective tax rate for the first nine months of 2000 was 39.7 percent and was 41.2 percent for the same period of 1999.



REVIEW OF OPERATIONS:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

                                                           Third Quarter           First Nine Months
                                                        --------------------      --------------------
                                                          2000         1999         2000         1999
     =============================================      =======      =======      =======      =======
         SALES:
         Electronics and Communications                 $  92.8      $  88.2      $ 269.9      $ 258.7
         Systems Engineering Solutions                     60.1         54.1        178.3        166.5
         Aerospace Engines and Components(a)               48.2         52.7        150.6        145.2
                                                        -------      -------      -------      -------
           TOTAL SALES                                  $ 201.1      $ 195.0      $ 598.8      $ 570.4
                                                        =======      =======      =======      =======

         OPERATING PROFIT:
         Electronics and Communications                 $   9.2      $  12.1      $  29.6      $  31.3
         Systems Engineering Solutions                      4.9          3.9         15.3         13.3
         Aerospace Engines and Components(a,b)              6.7          8.2          8.7         18.7
                                                        -------      -------      -------      -------
           TOTAL SEGMENT OPERATING PROFIT               $  20.8      $  24.2      $  53.6      $  63.3
     =============================================      =======      =======      =======      =======

(a)   Restated to reflect Teledyne Cast Parts as a discontinued operation.

(b) Includes pretax charges of $12 million and $3 million in the second quarters of 2000 and 1999, respectively, for product recall reserves.


ELECTRONICS AND COMMUNICATIONS

The Electronics and Communications segment third quarter 2000 sales were $92.8 million, up 5.2 percent from 1999 third quarter sales of $88.2 million. Third quarter 2000 operating profit was $9.2 million, compared with $12.1 million in the third quarter of 1999. Sales for the first nine months of 2000 were $269.9 million, up 4.3 percent from $258.7 million for the same period of 1999. Operating profit for the first nine months of 2000 was $29.6 million, compared with $31.3 million for the same period of 1999.

For the third quarter and first nine months of 2000, compared with the same periods of 1999, sales grew in electronic manufacturing services, relay products, business and commuter aircraft communications equipment and wireless. Sales from electronic manufacturing services and wireless products grew as a result of new orders from military and commercial customers. Relay products reported improved sales based on demand from the communications and semiconductor test equipment markets. Sales of medical and military microelectronics were down from the same periods last year. Segment operating profit decreased due to increased spending in optoelectronics and broadband wireless initiatives and reduced margins on electronic manufacturing services. Approximately, $3.1 million and $4.8 million was spent on optoelectronics and broadband wireless initiatives for the third quarter and first nine months of 2000, respectively. Sales and operating profit in the third quarter of 1999 reflected non-recurring licensing revenue of $3.3 million.

SYSTEMS ENGINEERING SOLUTIONS

The Systems Engineering Solutions segment third quarter sales were $60.1 million, up 11.1 percent from 1999 third quarter sales of $54.1 million. Operating profit for the third quarter improved 25.6 percent to $4.9 million, from $3.9 million in the same period last year. Sales for the first nine months of 2000 were $178.3 million, up 7.1 percent from $166.5 million for the same period of 1999. Operating profit for the first nine months of 2000 rose 15.0 percent to $15.3 million, from $13.3 million for the same period of 1999.

The results for the third quarter and first nine months of 2000, compared with the same periods in 1999, reflect strong sales growth in environmental programs as well as systems engineering and integration. The results for the first nine months of 2000, compared with the same period in 1999, also reflected higher sales in energy systems and information technology. Sales for the first nine months of 2000 were negatively impacted by the significant decline in orders for our marine products for the petroleum exploration market, which has been very weak since the second quarter of 1999. Operating results for the third quarter and first nine months of 2000, compared with the same periods in 1999, reflected increased revenue, partially offset by mix differences and award fee differences in systems engineering and integration. Operating results for the first nine months of 2000, compared with the same period in 1999, also reflected lower marine product results due to reduced sales. Lower general and administrative expenses reflect a first quarter 2000 benefit of $1.4 million related to chemical weapon demilitarization reserves no longer needed due to additional program funding, which was partially offset by lower gross profit due to a writedown of approximately $0.9 million in the Company's process control software business.


AEROSPACE ENGINES AND COMPONENTS

The Aerospace Engines and Components segment third quarter sales were $48.2 million, compared with $52.7 million in the 1999 third quarter. Operating profit was $6.7 million for the third quarter 2000, compared with operating profit of $8.2 million in the same period of 1999.

Sales for the first nine months of 2000 were $150.6 million, up 3.7 percent from $145.2 million in the same period of 1999. Excluding piston engine product recall reserves taken in the second quarters of 2000 and 1999, operating profit for the first nine months of 2000 was $20.7 million, compared with operating profit of $21.7 million for the same period of 1999. Including product recall reserves, operating profit was $8.7 million for the first nine months of 2000, compared with operating profit of $18.7 million in the same period of 1999.

Increased sales for piston engines for the first nine months of 2000 were driven by aftermarket new engine sales and overhaul services. In the third quarter of 2000, compared with the same period of 1999, sales decreased for piston engines reflecting lower sales of rebuilt engines, partially resulting from operational disruption associated with the piston engine recall program and lower sales of spare parts, partially offset by improvements in aftermarket new engine sales and overhaul services. For the third quarter and first nine months of 2000, compared with the same periods in 1999, sales and operating profit in the turbine engine business were lower due to reduced sales from development phase work on new turbine engine programs. In the third quarter of 1999, sales of new J69 turbine engines totaled $3.2 million, whereas no J69 turbine engine sales were made in the third quarter of 2000.

Teledyne Technologies recorded a $12 million pre-tax charge in the second quarter of 2000 for estimated costs associated with its piston engine recall program. The Company continues to review its options with regard to cost recovery and to pursue legal action against certain suppliers.

The results of the Aerospace Engines and Components segment have been restated to reflect Teledyne Cast Parts as a discontinued operation.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Teledyne Technologies' net cash provided by operating activities from continuing operations was $16.5 million for the first nine months of 2000, compared with $29.8 million for the same period of 1999. The $13.2 million decrease in cash provided from operations in 2000, compared with 1999, reflected the change from an income tax payable position at year end 1999 to an income tax receivable position at the end of the third quarter of 2000. The payable position at year end 1999, resulted from income taxes payable on income earned after the spin-off for which no estimated payments were required in 1999.

Working capital was $112.1 million at the end of the first nine months of 2000, compared with $98.5 million at the end of 1999. The higher balances in accounts receivable, inventory and accounts payable were due to higher sales in the later part of the third quarter of 2000 relative to the latter part of the fourth quarter of 1999. The higher balance in accrued liabilities reflect the current portion of the product recall reserve and increases in advances from customers, as well as insurance and payroll accruals.

Teledyne Technologies' net cash used by investing activities for continuing operations was $17.7 million for the first nine months of 2000 compared with $13.6 million for the same period of 1999 and was primarily used for capital expenditures. Capital expenditures were $17.2 million for the first nine months of 2000, compared with $13.9 million for the same period of 1999. Teledyne Technologies currently anticipates capital spending to be approximately $35 million for 2000.

Financing activities used net cash of $3.5 million in the first nine months of 2000, compared with cash used of $15.8 million for the same period of 1999. The 2000 amount primarily reflected net payments of $89.8 million on Teledyne Technologies' credit facility. In the third quarter of 2000, Teledyne Technologies received net proceeds of approximately $84.0 million from the issuance of 4,605,000 shares of Teledyne Technologies' Common Stock in an underwritten public offering. The 1999 amount represents net transactions with ATI to the date of the spin-off.

Teledyne Technologies' principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2000.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to the assumption of the facility by Teledyne Technologies. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. The Company used the net proceeds from its underwritten public offering to repay such borrowings pending their use for purposes in accordance with the tax ruling described below. At October 1, 2000 Teledyne Technologies had $7.2 million outstanding under the facility, compared with $97.0 million at January 2, 2000. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing under the credit facility was $192.8 million at October 1, 2000, compared with $103.0 million at year end 1999. As a result of the completion of the underwritten public offering, the lenders under the credit agreement released the stock of Teledyne Brown Engineering, Inc., which had been pledged as collateral to secure the obligations under the credit agreement. The credit agreement continues to require the Company to comply with various financial covenants and restrictions. It continues to prohibit the declaration of dividends or making other specified payments in amounts exceeding 25 percent of cumulative net income after the effective date of the credit agreement (which was $7.2 million as of October 1, 2000).

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI's stockholders. The continuing validity of the IRS tax ruling is subject to the completion of a public offering of Teledyne Technologies' Common Stock by November 29, 2000 and use of the proceeds for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. In July 2000 the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of 15 to 18 percent of its outstanding Common Stock. In the third quarter 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling.

In June 1998, the FASB issued SFAS No. 133--"Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137--"Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138--"Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. Teledyne Technologies must implement SFAS No. 133 by the first quarter of 2001 and has not yet made a final determination of its impact on the financial statements. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk" below.

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

OUTLOOK

Teledyne Technologies continues to invest in its strategic growth initiatives focused on broadband communications. The Company had previously announced plans for additional capital expenditures and product development expenses totaling approximately $20 million in the latter half of 2000, which would impact profitability in the third and fourth quarters. For the first nine months of 2000, capital expenditures related to strategic growth initiatives were $3.4 million and operating profit was impacted by $4.8 million of additional operating expenses. In the fourth quarter of 2000, capital expenditures and additional operating expenses in these growth initiatives are expected to increase. Teledyne Technologies currently expects additional similar expenditures to continue during 2001. These additional expenditures are expected to impact operating profit for the Electronics and Communications segment, especially during the first half of 2001.

Additionally, several developments in our Aerospace Engines and Components segment, including softness in the small turbine engine business due to a decrease in military spare parts sales, reduced foreign demand for HARPOON missiles and reduced development phase work on new turbine engine programs will negatively impact 2001 results. In addition, no new J69 turbine engines are expected to be sold in the fourth quarter of 2000 versus $2.1 million in the fourth quarter of 1999.

Based, in part, on the aforementioned outlook, the Company continues to estimate that 2001 segment operating profit from continuing operations should be 10 percent to 12 percent lower than total reported 1999 segment operating profit of $90.6 million including discontinued operations. Due to reduced segment operating profit and dilution resulting from the recent equity offering, Teledyne Technologies expect that earnings per share for the next several quarters may be lower than in prior year periods.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND FORWARD-LOOKING INFORMATION

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, sales, operating profit, growth opportunities, capital expenditures and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of acceptance of fiber optic products by customers (including service providers), continued outsourced manufacturing of optoelectronics product by customers, funding and continuation of government programs and the outcome of the crankshaft investigation, as well as market, political and economic conditions, could change the anticipated results. Also, any disposition of Teledyne Cast Parts will depend on many factors, including the terms and conditions of any definitive asset sale and purchase agreement, as well as industry and business conditions. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies' 1999 Annual Report on Form 10-K under the caption "Risk Factors", as well as under the caption "Risk Factors" in the Company's registration statement (No. 333-41892) filed in connection with the completed public offering. The Company assumes no duty to update forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in the information provided under Item 7A, "Quantitative and Qualitative Disclosure About Market Risk" included in Teledyne Technologies' 1999 Annual Report on Form 10-K. At October 1, 2000, there were no hedging contracts outstanding.

                            PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the third quarter of 2000, Teledyne Technologies received net proceeds of approximately $84.0 million from an underwritten public offering of 4,605,000 shares of its Common Stock, par value $0.01 per share. On August 22, 2000, the Company sold 4,100,000 shares of Common Stock and on September 15, 2000, 505,000 additional shares were sold pursuant to the exercise by the underwriters of their over-allotment option. Gross proceeds totaled $89,797,500 (at $19.50 per share). The underwriting discount totaled $5,157,600. Offering expenses are estimated to be $640,000. No payments were made to directors or officers of the Company; however, payments were made to Kirkpatrick & Lockhart LLP, the Company's counsel in connection with the offering and to which Charles
J. Queenan, Jr., a member of the Company's Board of Directors, is Senior
Counsel.

     The Company used the net proceeds from the offering to repay borrowings under its revolving credit facility pending their use for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures in accordance with the modified IRS tax ruling received by ATI in connection the spin-off.

     The effective date of the Registration Statement for the shares was August 16, 2000 and the Commission file number for the Registration Statement is 333-41892. A total of 4,715,000 shares had been registered under such Registration Statement. The underwriters were Goldman, Sachs & Co. Banc of America Securities LLC and A.G. Edwards & Sons, Inc.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               10.1 Change of Control Severance Agreement dated October 3, 2000 between the Company and Robert J. Naglieri*

               27.1 Financial data schedule for the nine month period ended October 1, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

               27.2 Restated financial data schedule for the nine month period ended October 3, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

               *      Denotes management contract or compensatory plan

        (b)    Reports on Form 8-K

               Teledyne Technologies filed no Reports on Form 8-K during the quarter ended October 1, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TELEDYNE TECHNOLOGIES INCORPORATED







DATE: November 14, 2000            By: Robert J. Naglieri
                                   ---------------------------------------------
                                   Robert J. Naglieri, Senior Vice President and
                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT No.    Description
-----------    -----------
10.1*          Change of Control Severance Agreement dated October 3, 2000 between the Company and Robert J. Naglieri

27.1*          Financial data schedule for the nine month period ended October
               1, 2000 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)

27.2*          Restated financial data schedule for the nine month period ended
               October 3, 1999 (included only in the copy of this report filed electronically with the Securities and Exchange Commission)


* Filed herewith