Form 10-K405
period 2000-12-31
TELEDYNE TECHNOLOGIES INC
filed 2001-02-26
CIK 1094285

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________ .

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

       Registrant's telephone number, including area code: (310) 277-3311

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                   Name of each exchange on which registered
              -------------------                   -----------------------------------------
Common Stock, par value $.01 per share                       New York Stock Exchange
Preferred Share Purchase Rights                              New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At February 23, 2001, the number of outstanding shares of Common Stock of the registrant was 31,647,053. At February 23, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $439.2 million, based on the closing price of $14.30 per share as reported on the New York Stock Exchange on that date. Shares of Common Stock known by the registrant to be beneficially owned by directors and executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the registrant's proxy statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") are incorporated by reference in Part III of this Report. Information required by paragraphs (a) and
(b) of Item 306 of Regulations S-K and by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed "soliciting material" or to be filed with the Commission as permitted by paragraph (c) of
Item 306 and Instruction (9) to Item 402 of Regulation S-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................     20
Item 3.   Legal Proceedings...........................................     21
Item 4.   Submission of Matters to a Vote of Security Holders.........     21

PART II
Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters.....................................................     22
Item 6.   Selected Financial Data.....................................     23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     24
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...     33
Item 8.   Financial Statements and Supplementary Data.................     33
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     33

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     34
Item 11.  Executive Compensation......................................     34
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     34
Item 13.  Certain Relationships and Related Transactions..............     34

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     34

INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION.................    F-1
SIGNATURES
EXHIBIT INDEX

                                 DEFINED TERMS

     In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the "Company", "Teledyne Technologies" or "TDY". References to ATI mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.

                                     PART I

ITEM 1. BUSINESS.

WHO WE ARE

     Teledyne Technologies Incorporated is a leading provider of sophisticated electronic and communications products, including components and subsystems for wireless and satellite systems, and data acquisition and communications equipment for airlines and business aircraft. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site power generation systems.

     We serve niche market segments where performance, precision and reliability are critical. Our customers include major communications and other commercial companies, government agencies, aerospace prime contractors and general aviation companies. We have developed strong core competencies in engineering, software development and manufacturing that we can leverage both to sustain and grow our current niche businesses, and to become an innovator in related higher-growth markets.

     We plan to capitalize on our existing technology and experience to increase participation in commercial communications markets. For example, we are leveraging our experience in manufacturing fiber optic transmitters and receivers for aerospace customers to enable us to manufacture similar products for commercial customers in wireless and fiber optic communications markets.

     Total sales in 2000 were $795.1 million, compared to $761.4 million and $733.0 million in 1999 and 1998, respectively. Our segment operating profits were $72.4 million, $87.6 million and $85.3 million in 2000, 1999 and 1998, respectively. Approximately 56% of our total sales in 2000 were to commercial customers and the balance was to the U.S. Government. Approximately 56% of these U.S. Government sales were attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 17% of total sales in 2000.

     Our three business segments, their respective operating companies, and their contribution to our sales in 2000, 1999 and 1998 are summarized in the following table:

                                                                               PERCENTAGE OF SALES
                                                                               --------------------
              SEGMENT                         OPERATING BUSINESSES             2000    1999    1998
------------------------------------  -------------------------------------    ----    ----    ----
Electronics and Communications        Teledyne Electronic Technologies          45%     45%     47%
Systems Engineering Solutions         Teledyne Brown Engineering, Inc.          30%     30%     30%
Aerospace Engines and Components      Teledyne Continental Motors               25%     25%     23%

     In the fourth quarter of 2000, Teledyne Technologies completed the sale of its sand and investment castings businesses, which had been part of the Aerospace Engines and Components segment. Financial information in this report has been restated to reflect Teledyne Cast Parts as a discontinued operation.

     Teledyne Technologies was organized as a Delaware corporation on August 23, 1999. Teledyne Technologies is comprised of certain businesses of the former Aerospace and Electronics segment of Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated. On November 29, 1999, we were spun-off from ATI after a strategic review concluded that our businesses would be able to grow faster and be a stronger competitor as a separate company. Our origin dates back to Teledyne, Inc. founded in 1960 by Dr. Henry Singleton.

     Our principal executive offices are located at 2049 Century Park East, Suite 1500, Los Angeles, California 90067-3101. Our telephone number is (310) 277-3311.

STRATEGY

     Our strategy is to focus on markets for communication products, while we continue to expand our profitable niche market businesses. We plan to continually evaluate our product lines to ensure that they are aligned with our strategy. These actions will help us to redirect capital and management focus to opportunities that will best utilize our engineering resources and technical expertise. Specific elements of our strategy include:

     Capitalize on Our Existing Technology and Experience to Penetrate Communications Markets. We believe that certain broadband communications markets, especially wireless and satellite communications equipment and fiber optic communications components, offer a number of attractive opportunities to leverage our current technologies and capabilities. Our experience in manufacturing fiber optic modules for aerospace applications and high frequency microwave products places us in a strong position to manufacture similar components for the commercial communications market. We have formed the Teledyne OptoElectronics business unit to pursue these opportunities. We have also increased our focus on wireless and satellite communication applications and are expanding our product lines with new power amplifiers, integrated microwave modules and high frequency relays.

     Enhance High Volume Manufacturing Capability. We intend to increase our automated manufacturing capability to both lower the manufacturing cost of our existing products and enable us to meet the high volume needs of commercial customers in the expanding communications markets. For example, we have been adding state-of-the-art-automated equipment for high volume manufacturing of components for fiber optic systems at our microelectronics facility. We have expanded our foreign manufacturing operations in Mexico and may expand further our foreign manufacturing operations in Mexico and Scotland, when appropriate, in order to lower our costs or to access an available workforce. In addition, we now offer manufacturing services to fiber optic component and equipment OEMs who need high volume manufacturing of their own products either because of capacity constraints or lack of manufacturing and design expertise.

     Expand Strategic Alliances. We intend to establish relationships with companies where our combined technological, operational, marketing and financial resources can accelerate the introduction of new technologies and the penetration of new markets. Examples of alliances include a strategic license agreement with Humboldt State University to produce fuel cell systems based on proton membrane technology developed at the University, a joint venture that is developing alternative technologies to incineration for the destruction of chemical weapons, an alliance with Pratt and Whitney to pursue marketing programs to lead to the development of new applications for small turbine engines, and an alliance with Microcosm Technologies for the manufacturing of Microelectromechanical Systems (MEMS).

     Leverage Niche Market Leadership. We have developed strong, proprietary technical capabilities that have enabled us to achieve leading market positions in many of our niche markets, including those for high frequency electromechanical relays, high frequency microwave power amplifiers, data acquisition avionics, piston engines for general aviation, small turbine engines and medical microelectronics. We intend to leverage our leadership position in several niche markets to accelerate the introduction of new products and to increase our value-added service offerings. For example, we are extending our position in data acquisition avionics by introducing new data acquisition products specifically designed for the business and commuter aircraft market.

OUR BUSINESS SEGMENTS

  ELECTRONICS AND COMMUNICATIONS

     Our Electronics and Communications segment, through Teledyne Electronic Technologies, provides a wide range of electronic systems, components and services that are focused primarily on advanced communications and data acquisition applications, but also encompass precision electronic components and subsystems that are used in medical, commercial, military and industrial instrumentation applications.

     Communications Products

     Our innovative communications technologies include data acquisition and communication systems for commercial aviation, microwave power amplifiers for wireless and satellite systems, lightweight microwave filters and high-frequency relays. We are seeking to leverage our experience building sophisticated fiber optic transmitters and receivers for military and space applications to support the growing market for commercial fiber optic communication products.

     We have enhanced our leading position in air-to-ground telephony for business aircraft with new data transmission capabilities and are extending our airline data management technology by developing a system that automates the transfer of information from aircraft to the airline via the Internet.

     Data Acquisition and Communication Products. Our aircraft information management solutions are designed to increase the safety and efficiency of airline transportation. With over 200 commercial airline customers, we are a leading supplier of digital flight data acquisition systems for the commercial airline industry. We have provided these systems for our airline customers for over one-half of Boeing aircraft currently in production. We also provide our systems to certain aircraft customers of Airbus Industries' partner, Daimler-Chrysler Aerospace-Airbus. These systems acquire both data for use by the aircraft's flight data recorder, and record additional data for the airline's use, such as performance and engine condition monitoring.

     Our newest digital flight data acquisition units have some of the most advanced features in the industry. These systems conform to the required expansion of data recording capabilities, which were mandated by the FAA in 1997. At that time, the FAA increased the number of mandatory parameters to be monitored from the 17 then required to 88 by the year 2002.

     Our new Wireless Ground Link product automates the transfer of in-flight data recorded by our data acquisition systems to an airline's operations center. Transmission of the data can occur anytime an aircraft is on the ground utilizing existing digital wireless infrastructure. The raw data is then forwarded to the airline through the Internet, where our Flight Data Replay and Analysis System can process them into useful formats. Such data can then be used by the airline to schedule maintenance services and implement safety procedures.

     The market for data acquisition systems aboard business and commuter aircraft is growing rapidly as these aircraft have begun to mirror air transport aircraft in data gathering and aircraft monitoring. We are one of the largest suppliers of air-to-ground telephony, facsimile and data transmission products to the business and commuter aircraft market.

     Wireless and Satellite Communication Components. Our communication components and subsystems are used in satellite earth terminals, communication satellites, and base stations for Personal Communication Services (PCS) and wireless loops.

     We supply power amplifiers used in the L, C and Ku band satellite uplink transmitters. These products encompass both solid state monolithic microwave integrated circuits (MMICs) and high power helix traveling wave tubes. Applications include Very Small Aperture Terminals (VSATs) used for credit card verification, corporate networking and mobile news gathering.

     A new and rapidly growing application for our MMIC transmitters is in the terminals for satellite-based Internet access systems that will be sold to consumers and businesses. Another new MMIC application is for broadband point-to-multipoint systems, operating in the Unlicensed National Information Infrastructure band, which are being deployed to provide wireless Internet access.

     Our Teledyne Relays miniature electromechanical relays are used where maintenance of signal fidelity is essential. Wireless applications include cellular base stations and tower mounted amplifiers, and our relays are used in many satellites. Other communications applications include Internet switches and routers, and fiber optic systems.

     Fiber Optic Communication Components. We have manufactured fiber optic transmitters and receivers for aerospace applications for over 10 years. In late 1999, Harris Corporation awarded us the contract to manufacture rugged fiber optic transmitters and receivers for the new F-22 fighter program. Approximately 50 transmit and receive modules are used on each aircraft to route data to and from avionics equipment and the aircraft's central processor. Our fiber optic transmitter and receiver modules are also used for video distribution on the International Space Station.

     While these devices typically have sophisticated designs, the production volumes for aerospace applications are much lower than those required for commercial communications products. We have, therefore, been expanding our manufacturing capacity for fiber optic communication products by dedicating additional clean room facilities to optical component manufacturing and are continuing to add automatic and semiautomatic assembly equipment to the production line.

     Our newly formed Teledyne OptoElectronics business unit offers innovative one-stop packaging solutions for high data rate, broadband fiber optic applications. Our services include high-volume turnkey manufacturing of optoelectronic components such as laser transmitters and receivers, as well as production of subassemblies such as connectorized fibers and thick/thin film substrates. We have recently added new precision alignment and laser weld equipment, and also automatic test equipment suitable for data rates of over 10 gigabits per second. We have increased our staff of skilled engineers to assist our customers with tooling and automation for high rate production, and are applying our experience with high-speed electronics to support our customers' next-generation designs.

     Electronic Manufacturing Services. We serve the market for low volume, high mix manufacturing through facilities in Tennessee, Mexico and Scotland. Examples of the types of products that we manufacture include sophisticated military electronics equipment, key subsystems in medical equipment such as Magnetic Resonance Imaging (MRI) systems, and subsystems for wireless and high data rate communication equipment.

     We also supply patented rigid-flex printed circuit boards that combine rigid circuit boards and flexible printed circuits in a single continuous unit, reducing the size of electronic equipment by permitting tighter packaging density and improving reliability by minimizing interconnections. We have added quick-turn manufacturing capability to provide our customers with prototypes in much less time than previously required.

     Other Electronic Products

     Instruments and Capital Equipment. We produce gas analyzers and vacuum instrumentation for semiconductor manufacturing and other industrial processes. We have expanded our line of capital equipment for printed circuit board manufacturing with an innovative horizontal copper plating system designed to plate panels in less time than conventional systems.

     Defense and Aerospace Electronics. We are a leading supplier of high power traveling wave tubes for electronic warfare systems, radar systems, and military satellite communications systems for both domestic and international applications. Our hybrid microcircuits are used in applications such as military (including F-18 and F-22 aircraft and the M1A2 tank), aerospace, medical and instrumentation systems. We also manufacture military and space-qualified relays, electronic sequencing devices for military ejection seats, and runway visual range detectors used in airport operations.

     Medical Electronics. We have applied our micro-chip modules (MCM) technology to the manufacture of life sustaining and life enhancing implantable medical devices, including cardiac pacemakers and defibrillators, neural stimulators and cochlear implant hearing aids. Newer products include biological signal sensors and ambulatory digital recorders for the diagnosis and monitoring of epilepsy and sleep disorders.

     High-Density Connectors. We supply custom, low profile, surface mount connectors for applications in computer disk drives and consumer medical electronic devices, and are targeting their use in high-volume applications such as personal computers and workstations.

  SYSTEMS ENGINEERING SOLUTIONS

     Teledyne Brown Engineering, Inc. applies the skills of its extensive staff of engineers and scientists to solve the increasingly complex problems of our governmental defense, aerospace and commercial customers. We also manufacture small electrical power generators and hydrogen supply systems to support the emerging market for distributed electrical power.

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

     We are recognized as a leader in the development of real-time, vehicle- and weapons-integrated simulations for systems testing and training. Our Systems Exerciser is a simulation tool used to verify the inter-operational compatibility of geographically separated, complex defense systems. The Systems Exerciser "drives" actual weapons systems with a simulated environment including threats, weather, and terrain, creating a robust virtual world in which real systems can operate and interact.

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

     In 2000, we formed the Embedded Learning Applications Solutions business unit to leverage our information technology and professional services experience to expand further into commercial markets. Through this unit, we expect to provide e-learning and other knowledge based applications in areas such as product training, maintenance and customer support initially to the finance, automotive and health-care industries.

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

     We also support the United States government's efforts to clean up nuclear weapon production complexes, and to safely store nuclear waste. A key need, both for temporary and permanent storage of these nuclear wastes, is the availability of a reliable containment method, or canisters for waste containment. We have targeted our efforts within this market on the production of containers and equipment to support the nation's efforts to clean up hazardous waste. In 2000, the Air Force selected us to establish and operate a highly specified analysis laboratory for performing nuclear forensic analysis of gas samples.

     Energy Systems

     We currently provide on-site electrical power generators and services to the U.S. Government and several commercial customers. Current products include our 2.5kW Minotaur(TM) engine-generator system, which is powered by natural gas and designed for long-term, continuous, low-maintenance prime power generation and the Telan(R) thermoelectric generator series for prime power generation in the range of three to 500 watts. Product development efforts are also focused on designing fuel cells in the 10-watt to 5.0kW range. In 2000, we entered into a strategic license agreement with Humboldt State University to use this technology to produce fuel cell systems based on proton exchange membrane technology developed at the University.

     We also manufacture and sell a broad line of hydrogen generation systems. Using electrolysis of water, our current line of generators meet a wide range of customer needs for on-site production of high-purity gas. Products include Altus(R) and Titan(TM) gas generation systems used for high purity hydrogen and oxygen supply in the range of 2,000 standard liters per minute. Our product development efforts in hydrogen generation are also focused on proton membrane technology systems which convert hydrocarbon fuels, such as natural gas, propane or methanol, into a hydrogen-rich stream for direct use in fuel cells.

  AEROSPACE ENGINES AND COMPONENTS

     Our Aerospace Engines and Components segment, through Teledyne Continental Motors, focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries.

     Piston Engines

     We design, develop and manufacture piston engines and ignition systems for major general aviation airframe manufacturers and provide spare parts and engine rebuilding services. We are one of two primary worldwide original equipment producers of piston engines and after-market service providers for the general aviation marketplace.

     Our product lines include engines powering the Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the popular New Piper Seneca V twin-engine aircraft. In addition to these long-standing products, our engines will power four new high-speed composite aircraft currently entering production. These are the Cirrus SR-20, Lancair Columbia, Diamond Katana C1, and the Extra 400.

     In addition to the sales of new aircraft engines to aircraft producers, we also actively support the aircraft engine aftermarket. Piston aircraft engines are produced with a finite utilization life generally expressed as time between overhaul. Our after-market support includes the building and rebuilding of nearly 3,000 of these units annually with our Gold Medallion(R)Rebuilt Engine. We provide a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. In addition, our Gill(R) line of lead acid batteries is widely recognized as the premier power source for general aviation.

     We have developed the first full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLink(TM) FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management. After a series of additional endurance tests on our Power-Link(TM) FADEC, on December 1, 2000, the FAA awarded a new type certificate for our four-cylinder Continental 10F240-B engine. We are also continuing the development of other FADEC-equipped engines targeted at the most popular models of four and six cylinder piston aircraft engines in use through the world. We believe that these control systems will become standard equipment on new aircraft and will be retrofitted on higher-end, piston engine general aviation aircraft.

     Through Teledyne Mattituck Services, Inc., located in Long Island, New York, we serve as an aftermarket supplier and piston engine overhauler to the general aviation marketplace. We continue to believe that these service capabilities will leverage our investments in manufacturing excellence and the development of digital electronic controls for piston aircraft engines.

     Turbine Engines

     We design, develop and manufacture small turbine engines for missiles and unmanned aerial vehicles. We also produce engines that power military trainer aircraft.

     Our J402 engine powers the HARPOON missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile Expanded Response. A derivative of the J402 engine has been selected by Lockheed Martin Corporation to power the Joint Air-to-Surface Standoff Missile (JASSM) that is scheduled to start production in 2002. We are the sole source provider for engines for the JASSM system. The JASSM production requirement is currently estimated at 3,700 units.

     Another of our engines provides the turbine power for the Improved Tactical Air Launched Decoy being built for the U.S. Navy. This system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources. This low-cost turbine engine is the first of a family of lower-thrust engines to enter production.

     We are the sole source for major spare parts for the engine for the T-37 aircraft, the primary jet trainer for the U.S. Air Force. This engine has been in service for over 40 years and will continue to power the T-37 well into this decade.

     In 2000, we signed a Memorandum of Agreement with Pratt & Whitney's Small Military Engines unit to pursue teaming in areas of development, manufacturing, and technical product support of small military engine products and services. This product line would include Unmanned Air Vehicle engines producing up to 16,000 pounds of thrust, which would be provided to the U.S. Government.

CUSTOMERS

     We have hundreds of customers in the communications, electronics, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2000, 1999 or 1998.

     Approximately 44%, 44% and 40% of our total sales for 2000, 1999 and 1998 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. In 2000, our largest program with the U.S. Government, The Boeing Company -- Lead Systems Integrator contract, represented 6.6% of total sales. In both 1999 and 1998, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missiles Defense Command, which represented 6.2% and 7.7%, respectively, of total sales. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

                             U.S. GOVERNMENT SALES

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Electronics and Communications...........................  $ 97.5    $101.1    $102.4
Systems Engineering Solutions............................   198.4     185.4     159.2
Aerospace Engines and Components.........................    51.4      47.5      33.3
                                                           ------    ------    ------
          Total..........................................  $347.3    $334.0    $294.9
                                                           ======    ======    ======

     Our backlog of confirmed orders was approximately $339.2 million at December 31, 2000, $348.0 million at January 2, 2000 and $363.7 million at January 3, 1999.

SALES AND MARKETING

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

COMPETITION

     We believe that technological capabilities and innovation and the ability to invest in the development of a new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete generally. Although we have certain advantages that we believe help us compete in our markets effectively, each of our markets is highly competitive. Our businesses vigorously compete on the basis of quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.

RESEARCH AND DEVELOPMENT

     Our research and development efforts primarily involve engineering and design relating to improving product lines and developing new products and technologies in the same or related fields. We spent a total of $247.4 million, $215.9 million and $175.0 million on research and development for 2000, 1999 and 1998, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 87%, 87% and 86% of total research and development costs for 2000, 1999 and 1998, respectively.

     In 2000, approximately 60% of the $31.7 million in Company-funded research and development costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development to be approximately $43 million in 2001 as we continue to increase our manufacturing capabilities and product development efforts in the fiber optic and wireless communications businesses.

INTELLECTUAL PROPERTY

     While we own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights, which, in the aggregate, are of material importance to our business, our management believes that our business as a whole is not materially depending upon any one intellectual property or related group of such properties. We own several hundred active patents and are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us.

     Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the expiration or termination of these patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition.

     In connection with the spin-off, an affiliate of ATI granted us an exclusive license to use the "Teledyne" name and related logos, symbols and marks in connection with our operations. The annual fee is $100,000 for this license and on November 24, 2004, we have an option to purchase all rights and interests in the Teledyne marks for $412,000.

EMPLOYEES

     Out of a total workforce of approximately 5,840, about 1,400 individuals have engineering, physics, mathematics or computer science degrees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 73 of our employees under a collective bargaining agreement that expires on November 24, 2001 and another approximately 374 of our employees under a collective bargaining agreement that expires on December 16, 2003. We consider our relations with our employees to be good.

EXECUTIVE MANAGEMENT

     TDY's executive management include:

         NAME AND TITLE           AGE            PRINCIPAL OCCUPATIONS LAST 5 YEARS
         --------------           ---            ----------------------------------
EXECUTIVE OFFICERS*:
Robert Mehrabian................  59     Dr. Mehrabian is the Chairman, President and Chief
  Chairman, President and Chief          Executive Officer of TDY. He has been the President
  Executive Officer; Director            and Chief Executive Officer of TDY since its
                                         formation. Dr. Mehrabian became Chairman of the
                                         Board of Directors on December 14, 2000. Prior to
                                         the spin-off, he was the President and Chief
                                         Executive Officer of ATI's Aerospace and
                                         Electronics segment since July 1999 and had served
                                         ATI at various senior executive capacities since
                                         July 1997. Before joining ATI, Dr. Mehrabian served
                                         as President of Carnegie Mellon University. He is a
                                         director of TDY, Mellon Financial Corporation and
                                         PPG Industries, Inc.

         NAME AND TITLE           AGE            PRINCIPAL OCCUPATIONS LAST 5 YEARS
         --------------           ---            ----------------------------------
Robert J. Naglieri..............  52     Mr. Naglieri has been Senior Vice President and
  Senior Vice President and              Chief Financial Officer of TDY since October 3,
  Chief Financial Officer                2000. Prior to joining TDY, Mr. Naglieri served as
                                         divisional Chief Financial Officer for the
                                         agricultural business for CNH Global NV, the
                                         company formed by the merger of Case Corporation
                                         and New Holland, NV. Prior to that merger, he was
                                         the Controller for Case Corporation from 1994 until
                                         1999.
John T. Kuelbs..................  58     Mr. Kuelbs has been the Senior Vice President,
  Senior Vice President, General         General Counsel and Secretary of TDY since November
  Counsel and Secretary                  29, 1999, having joined ATI's Aerospace and
                                         Electronics segment in October 1999. Mr. Kuelbs was
                                         Senior Vice President -- Acquisition Policy for
                                         Raytheon Company from November 1998 to September
                                         1999 and Senior Vice President -- Legal of Raytheon
                                         Systems Company from January 1998 to November 1998.
                                         Before Raytheon's acquisition of Hughes Aircraft
                                         Company, Mr. Kuelbs spent 17 years at Hughes
                                         Aircraft Company where he served as Senior Vice
                                         President, General Counsel and Secretary from 1994
                                         to 1998.
Dale A. Schnittjer..............  56     Mr. Schnittjer has been the Controller of TDY since
  Controller                             November 29, 1999. Mr. Schnittjer also served as
                                         Acting Chief Financial Officer and Treasurer of TDY
                                         from June 1, 2000 to October 3, 2000. From 1998 to
                                         the spin-off, Mr. Schnittjer served as a financial
                                         executive to the Aerospace and Electronics and
                                         Industrial Segments of ATI. Prior to that, he was
                                         Vice President -- Finance of Teledyne Wah Chang
                                         from 1997 to 1998 and Vice President -- Finance of
                                         Teledyne Specialty Equipment from 1995 to 1997. Mr.
                                         Schnittjer has held various financial positions
                                         with several of Teledyne's aerospace and
                                         electronics companies since 1971.
SEGMENT MANAGEMENT:
Marvin H. Fink..................  64     Mr. Fink has been the President of Teledyne
  President, Teledyne Electronic         Electronic Technologies since 1993. Mr. Fink has
  Technologies                           held various management positions with several of
                                         Teledyne's aerospace and electronic companies for
                                         over 38 years.
Richard A. Holloway.............  58     Mr. Holloway has been the President of Teledyne
  President, Teledyne Brown              Brown Engineering since February 1998. Prior
  Engineering, Inc.                      thereto, since 1986, he was Senior Vice President,
                                         Government Division of SCI Systems, Inc., a
                                         provider of manufacturing and design services to
                                         commercial companies, the U.S. military and foreign
                                         governments. Mr. Holloway spent 23 years in various
                                         managerial capacities with The Boeing Company prior
                                         to joining SCI Systems, Inc.
Bryan L. Lewis..................  51     Mr. Lewis has been the President of Teledyne
  President, Teledyne                    Continental Motors since 1992. From 1990 to 1992,
  Continental Motors                     he was President of the turbine engine operations
                                         of Teledyne, Inc. Mr. Lewis has held various
                                         technical and general management positions during
                                         his 20 years with Teledyne Technologies and its
                                         predecessors.
OTHER OFFICERS:
Robert W. Steenberge............  53     Mr. Steenberge has been TDY's Chief Technology
  Chief Technology Officer               Officer since March 2000. Prior to that, he had
                                         been Vice President of Advanced Development at
                                         Teledyne Electronic Technologies since 1991. Since
                                         joining Teledyne in 1976, Mr. Steenberge has held
                                         various management positions with several of its
                                         aerospace and electronics companies.

         NAME AND TITLE           AGE            PRINCIPAL OCCUPATIONS LAST 5 YEARS
         --------------           ---            ----------------------------------
Melanie S. Cibik................  41     Miss Cibik has been a Vice President of the Company
  Vice President, Associate              since December 2000, Associate General Counsel
  General Counsel and Assistant          since the spin-off, and an Assistant Secretary
  Secretary                              since October 1999. From April 1998 to the
                                         spin-off, Miss Cibik was Counsel -- Corporate and
                                         Securities at ATI. Prior to joining ATI, she was
                                         Senior Counsel at PNC Bank Corp., now known as The
                                         PNC Financial Services Group, Inc., and had
                                         previously been associated with Kirkpatrick &
                                         Lockhart LLP.
Robyn E. Choi...................  36     Ms. Choi has been Vice President of Administration
  Vice President of                      of the Company since December 2000, and served as
  Administration and Assistant           Director of Administration and an Assistant
  Secretary                              Secretary since the spin-off. Prior to joining
                                         ATI's Aerospace and Electronics segment in August
                                         1999, she was Director of the President's Office
                                         and Secretary of the Corporation at Carnegie Mellon
                                         University.
Shelley D. Green................  42     Ms. Green has been the Treasurer of TDY since
  Treasurer                              October 2000, and served as Assistant Treasurer
                                         since the spin-off. Prior to joining ATI's
                                         Aerospace and Electronics segment in October 1999,
                                         she spent 16 years at Occidental Petroleum
                                         Corporation serving its treasury operations and
                                         debt administration, having last served as
                                         Assistant Treasurer-Financial Operations.

---------------
* Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

     Dr. Mehrabian has an Employment Agreement with Teledyne Technologies, which provides that we will employ him as the President and Chief Executive Officer. The agreement terminates on December 31, 2001, but will be extended annually unless either party gives the other written notice prior to October 31 of each year of such term that it will not be extended. Dr. Mehrabian has a base salary of $565,000 for 2001. The agreement provides that Dr. Mehrabian is entitled to participate in TDY's annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne Technologies will pay him following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to TDY (including service to ATI), but not more than 10 years.

     Each of the above-listed executive officers and segment presidents and seven other current members of management have entered into Change in Control Severance Agreements with Teledyne Technologies. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of TDY and
(2) within three months before or 24 months after the change in control, either we terminate the executive's employment for reasons other than for cause or the executive terminates the employment for good reason. "Severance benefits" consist of:

     - A cash payment equal to three times (in the case of Messrs. Mehrabian, Naglieri and Kuelbs and three other executives) or two times (in the case of Mr. Schnittjer and seven other executives) the sum of (i) the executive's highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan ("AIP") bonus target for the year in which the change in control occurs or the year immediately preceding the change in control, whichever is higher.

     - A cash payment for the current Annual Incentive Plan bonus based on the fraction of the year worked times the Annual Incentive Plan target objectives at 120% (with payment of the prior year bonus if not yet paid).

     - Payment in cash for unpaid Performance Share Plan awards, assuming applicable goals are met at 120% of performance.

     - Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at our expense for a period of 36 months after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

     - Immediate vesting of all stock options, with options being exercisable for the full remaining term.

     - Removal of restrictions on restricted stock issued by us under any Stock Acquisition and Retention Program or any replacement plans (i.e. the Restricted Stock Award Program).

     - Full vesting under our pension plans (within legal parameters).

     - Up to $25,000 reimbursement for actual professional outplacement services.

RISK FACTORS; CAUTIONARY STATEMENT AS TO FORWARD-LOOKING STATEMENTS

     The following text highlights various risks and uncertainties associated with Teledyne Technologies. These factors could materially affect "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K and in TDY's 2000 Annual Report to Stockholders.

WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO INCREASE OUR PARTICIPATION IN COMMERCIAL COMMUNICATIONS MARKETS.

     We plan to use our existing technology and manufacturing capabilities to increase our participation in commercial communications markets. We may be unable to execute this strategy successfully. For example, we are investing in equipment and otherwise expanding our electronic component manufacturing capacity to enable us to offer fiber optic component manufacturing services to telecommunications customers. We have limited experience with manufacturing these types of components, and have no experience manufacturing these types of components at the high production rates potential customers are likely to demand.

     In addition, commercial telecommunications customers require manufacturers to meet stringent quality and production standards over a significant period of time. We may be unable to meet the required standards or otherwise gain acceptance as a qualified manufacturer of these or other communications components.

     Further, we may be unable to obtain certain components in a timely manner to meet our customer delivery requirements. Recent shortages of subcomponent assemblies in optoelectronics have affected our ability to meet delivery needs of some customers. Alternative sources might be available, but would not necessarily prevent further delays since use of alternative suppliers would trigger recertification requirements because of customer specifications.

     We may also be unable to manufacture these or other communications components profitably. In the future, we may face increasing competition for providing these manufacturing services from lower cost providers. In addition, customers for these services are seeking to build or acquire internal manufacturing capacity for communications components, and could in the future determine not to outsource the manufacture of these components.

     Future developments such as any of the above factors could have a material adverse effect on our business, results of operations or financial condition.

OUR DEPENDENCE ON REVENUE FROM GOVERNMENT CONTRACTS SUBJECTS US TO THE RISK THAT WE MAY NOT BE SUCCESSFUL IN BIDDING FOR FUTURE CONTRACTS AND THAT GOVERNMENT FUNDING FOR THESE CONTRACTS MAY BE DELAYED OR CONTINUE TO DECREASE.

     We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime or subcontractor, represented approximately 44% of our total revenue for 2000. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.

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

     The overall U.S. military budget declined in real dollars from the mid-1980's through the early 1990's. Although U.S. military budgets have stabilized during the last several years, future levels of defense spending cannot be predicted. Delays or further declines in U.S. military expenditures could adversely affect our business, results of operations and financial condition, depending upon the programs affected, the timing and size of the changes and our ability to offset the impact with new business or cost reductions.

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

     A number of our U.S. Government prime and subcontracts are fixed price-type contracts (56% in 2000). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. We believe that the U.S. Government is increasingly requesting proposals for fixed price-type contracts.

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

WE MAY NOT HAVE SUFFICIENT RESOURCES TO FUND ALL FUTURE RESEARCH AND DEVELOPMENT AND CAPITAL EXPENDITURES OR POSSIBLE ACQUISITIONS.

     In order to remain competitive, we must make substantial investments in research and development to develop new and enhanced products and continuously upgrade our process technology and manufacturing capabilities.

     Although we believe that anticipated cash flows from operations and available borrowings under our $200 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. While we successfully completed our required public offering in the third quarter of 2000, raising net proceeds of approximately $84.0 million, which were temporarily used to pay down our debt, our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including investor perceptions of us, our businesses and the industries in which we operate, and general economic and market conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

PRODUCT LIABILITY CLAIMS OR RECALLS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR REPUTATION, BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     As a manufacturer and distributor of various products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be true even if the claims themselves are proven to not be truthful or settled for immaterial amounts.

     While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors is $10 million.

     Product recalls and field service actions could also have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Continental Motors has been engaged in a product recall of piston engine crankshafts whereby the Company took a $12 million pretax charge in the fiscal 2000 second quarter. In the second quarter of 1999, Teledyne Continental Motors had an unrelated recall of piston engines for which the Company took a $3 million pretax charge. Product recalls have the potential for tarnishing a company's reputation and could have a material adverse effect on the sales of our products.

     We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

INCREASING COMPETITION COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND SERVICES.

     Although we have certain advantages that we believe help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically integrated projects.

WE SELL PRODUCTS AND SERVICES TO CUSTOMERS IN INDUSTRIES THAT ARE CYCLICAL AND SENSITIVE TO CHANGES IN GENERAL ECONOMIC ACTIVITY.

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

WE ARE SUBJECT TO THE RISKS ASSOCIATED WITH INTERNATIONAL SALES.

     During 2000, international sales accounted for approximately 17% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

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

     Any of these factors could have a material adverse effect on our business, results of operations and financial condition. In prior years, weak conditions in Asian economies have affected our results of operations adversely.

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

     Some of our businesses work with highly dangerous substances that require heightened standards of care. For example, as the prime contractor for the U.S. Army's Non-Stockpile Chemical Materiel Demilitarization program, we are responsible for the destruction of small caches of chemical munitions and materiel located in over 30 states. The destruction of chemical weapons is an inherently dangerous activity. Except for a contained fire during a demonstration testing of a process designed to access rockets, we have not experienced any accidents or other adverse consequences as a result of our participation in weapon destruction programs. We cannot, however, assure that we will not experience any problems in the future. Although the federal government provides certain indemnities to contractors in these programs, these indemnities may be insufficient to offset liabilities that we may incur in connection with our participation in these programs.

     For additional discussion of environmental matters, see the discussion under the caption "Other Matters -- Environmental" of "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" and Notes 2 and 14 to Notes to Consolidated Financial Statements.

HAVING LIMITED OPERATING HISTORY AS AN INDEPENDENT COMPANY MAKES IT DIFFICULT TO PREDICT OUR PROFITABILITY AS A STAND-ALONE COMPANY.

     We have a limited operating history as an independent company. Prior to the spin-off, our businesses relied on ATI for various financial, managerial and administrative services and benefited from the earnings, financial resources, assets and cash flows of ATI's other businesses.

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

     In 2000, we dedicated managerial and other resources at the corporate level to establish the infrastructure and systems necessary for us to operate as an independent public company. While we believe that we have sufficient management resources, we cannot assure you that this will be the case or that we will successfully implement our operating and growth initiatives. Failure to implement these initiatives successfully could have a material adverse effect on our business, results of operations and financial condition.

OUR INABILITY TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE SUCCESS.

     Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical personnel is highly competitive. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY NOT BE ABLE TO SELL, OR EXIT ON ACCEPTABLE TERMS, PRODUCT LINES THAT WE DETERMINE NO LONGER MEET WITH OUR GROWTH STRATEGY.

     Consistent with our growth strategy to focus on markets for commercial communications products and expand our profitable niche businesses, we plan to continually evaluate our product lines to ensure that they are aligned with our strategy. As a result of this continual evaluation and as previously announced, we plan to exit the marine products and process control software business of our Systems Engineering Solutions segment. Until these product lines are divested, the continued weakness in these unrelated product lines is expected to unfavorably impact the profitability of the Systems Engineering Solutions segment. Our ability to dispose of these product lines and any others that may no longer be aligned with our strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance as to when, if or on what terms any product lines will be sold. Also, we cannot provide any assurance as to the availability, timing, terms or conditions of alternative courses of action if any sale of any unrelated product line cannot be consummated.

FAILURE OF REPRESENTATIONS AND ASSUMPTIONS UNDERLYING THE IRS TAX RULING COULD CAUSE THE SPIN-OFF NOT TO BE TAX-FREE TO ATI OR TO ATI'S STOCKHOLDERS AND MAY REQUIRE US TO INDEMNIFY ATI.

     While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions. While we successfully and timely completed our required public offering in the third quarter of 2000 in accordance with the ruling, as revised, we must continue to satisfy other requirements, including using the approximately $84.0 million in net proceeds of our public offering for research and development and related capital projects, for the further development of our manufacturing capabilities and for acquisitions and/or joint ventures. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters -- Use of Proceeds from Completed Public Offering".

     If the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gain generally equal to the amount by which the fair market value of the TDY Common Stock distributed to ATI's stockholders exceeded the tax basis in our assets. In addition, the distribution of our Common Stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the TDY Common Stock such stockholder receives.

     If the spin-off qualified as a distribution under Section 355 of the Code but failed to be tax-free to ATI because of certain post-spin-off circumstances (such as an acquisition of Teledyne Technologies) ATI would recognize taxable gain as described above, but the distribution of our Common Stock in the spin-off would generally be tax-free to each ATI stockholder.

     The Tax Sharing and Indemnification Agreement between ATI and TDY provides that we will be responsible for any taxes imposed on, or other amounts paid by, ATI, its agents and representatives and its stockholders as a result of the failure of the spin-off to qualify as a tax-free distribution within the meaning of Section 355 of the Code if the failure or disqualification is caused by certain post-spin-off actions by or with respect to us (including our subsidiaries) or our stockholders. For example, the acquisition of Teledyne Technologies by a third party during the two-year period following the spin-off could cause such a failure or disqualification. If any of the taxes or other amounts described above were to become payable by us, the payment could have a material adverse effect on our financial condition, results of operations and cash flow and could exceed our net worth by a substantial amount.

PROVISIONS OF OUR GOVERNING DOCUMENTS, APPLICABLE LAW, THE TAX SHARING AND INDEMNIFICATION AGREEMENT WITH ATI AND OUR CHANGE IN CONTROL SEVERANCE AGREEMENTS COULD MAKE AN ACQUISITION OF TELEDYNE TECHNOLOGIES MORE DIFFICULT.

     Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement, and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne Technologies in a transaction not approved by our board of directors more difficult. Certain tax aspects of the spin-off could also discourage an acquisition of control of Teledyne Technologies for some period of time. For example, the acquisition of Teledyne Technologies by a third party during the two-year period following the spin-off could result in the spin-off not qualifying as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code and trigger indemnification obligations of Teledyne Technologies under the Tax Sharing and Indemnification Agreement. We have entered into Change in Control Severance Agreements with 14 members of our management, which could have an anti-takeover effect.

THE MARKET PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY SINCE OUR SPIN-OFF FROM ATI, AND COULD CONTINUE TO DO SO.

     Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7 13/16 to a high of $30 9/16 per share. At February 23, 2001, our closing stock price was $14.30 per share. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

     - quarterly variations in our operating results;

     - strategic actions by us or our competitors, such as acquisitions;

     - adverse business developments, such as the engine recall by Teledyne Continental Motors in 2000;

     - general market conditions; and

     - general economic factors unrelated to our performance.

     The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility not necessarily related to the operating performance of particular companies. We cannot provide assurances as to our stock price.

ITEM 2. PROPERTIES.

     Our principal facilities as of December 31, 2000 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

      FACILITY LOCATION                         PRINCIPAL USE                  OWNED/LEASED
------------------------------  ---------------------------------------------  ------------
                          ELECTRONICS AND COMMUNICATIONS SEGMENT
TELEDYNE ELECTRONIC
  TECHNOLOGIES
  Los Angeles, California.....  Development and production of electronic        Owned and
                                components and subsystems.                        Leased
  Los Angeles, California.....  Production of digital data acquisition            Leased
                                systems for monitoring commercial aircraft
                                and engines.
  Lewisburg, Tennessee........  Development and production of electronic          Owned
                                components and subsystems.
  Mountain View, California...  Production of ferrite components, switching       Owned
                                devices, filters and monolithic microwave
                                integrated circuits.
  Hawthorne, California.......  Production of electronic components.              Owned
  Rancho Cordova,               Development of production of traveling wave     Owned and
     California...............  tubes and power supplies for use in               Leased
                                commercial markets.

                           SYSTEMS ENGINEERING SOLUTIONS SEGMENT
TELEDYNE BROWN ENGINEERING,
  INC.
  Huntsville, Alabama.........  Provision of engineered services and            Owned and
                                products, including systems engineering,          Leased
                                optical engineering, software and hardware
                                engineering, and instrumentation technology.
  Hunt Valley, Maryland.......  Manufacturing, assembling and maintenance of      Leased
                                power generating systems.
  Knoxville, Tennessee........  Laboratories and offices in support of            Leased
                                environmental services.
  Washington, DC..............  Defense program offices supporting                Leased
                                governmental customers.

                         AEROSPACE ENGINES AND COMPONENTS SEGMENT
TELEDYNE CONTINENTAL MOTORS
  Mobile, Alabama.............  Design, development and production of new and     Leased
                                rebuilt piston engines, ignition systems and
                                spare parts for the general aviation market.
  Redlands, California........  Manufacturing of batteries for the general        Owned
                                aviation market.
  Toledo, Ohio................  Design, development and production of small       Leased
                                turbine engines for aerospace and military
                                markets.

     We also own or lease facilities elsewhere in the United States and in countries outside the United States, including Tijuana, Mexico, Gloucester, England and Cumbernauld, Scotland. Our executive offices are currently located at 2049 Century Park East, Suite 1500, Los Angeles, California 90067-3101 and are subleased from a subsidiary of ATI.

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business. While we cannot predict the outcome of any lawsuits, claims or proceedings, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on our results of operations for that period,

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of TDY's stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

     Our Common Stock is listed on the New York Stock Exchange and traded under the symbol "TDY." The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

                                                              HIGH        LOW
                                                              ----        ---
1999
4th Quarter (from November 29, 1999)........................  $10 1/2     $ 7 13/16

2000
1st Quarter.................................................  $28 1/2     $ 8 3/8
2nd Quarter.................................................  $20         $10 3/4
3rd Quarter.................................................  $30 9/16    $14 11/16
4th Quarter.................................................  $29 1/16    $17

2001
1st Quarter (through February 23, 2001).....................  $20.85      $14.00

     On February 23, 2001, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $14.30 per share. As of December 31, 2000, there were approximately 8,300 holders of record of the Common Stock.

     We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Provisions of our credit agreement limit our ability to pay dividends to amounts exceeding 25% of cumulative net income subsequent to the effective date of the credit agreement. As of December 31, 2000, approximately $9.5 million was available for the payment of dividends under these provisions.

USE OF PROCEEDS FROM COMPLETED PUBLIC OFFERING

     In the third quarter of 2000, Teledyne Technologies received net proceeds of approximately $84.0 million from an underwritten public offering of 4,605,000 shares of its Common Stock, par value $0.01 per share. On August 22, 2000, the Company sold 4,100,000 shares of Common Stock and on September 15, 2000, 505,000 additional shares were sold pursuant to the exercise by the underwriters of their over-allotment option. Gross proceeds totaled $89,797,500 (at $19.50 per share). The underwriting discount totaled $5,157,600. Offering expenses were $646,600 at December 31, 2000. No payments were made to directors or officers of the Company; however, payments were made to Kirkpatrick & Lockhart LLP, the Company's counsel in connection with the offering and to which Charles J. Queenan, Jr., a member of the Company's Board of Directors, is Senior Counsel.

     The Company used the net proceeds from the offering to repay borrowings under its revolving credit facility pending their use in accordance with the modified IRS tax ruling received by ATI in connection the spin-off. Consistent with the IRS tax ruling, we have spent: $56.5 million for product development and enhancements and process improvements, $33.0 million for capital and facility improvements, $0.7 million for further development of manufacturing capabilities and $2.6 million for acquisitions and/or joint ventures. Approximately $18.7 million of these amounts have been directed toward our broadband communications initiatives relating to optoelectronic components and wireless subsystems. These spending levels have exceeded our average annual historical expenditures of $47.7 million for these types of uses. The increased spending of $45.1 million was funded from the net proceeds of the offering. Considering this, $38.9 million of the net proceeds remain to be used.

     The effective date of the Registration Statement for the shares was August 16, 2000 and the Commission file number for the Registration Statement is 333-41892. A total of 4,715,000 shares had been registered under such Registration Statement. The underwriters were Goldman, Sachs & Co., Banc of America Securities LLC and A.G. Edwards & Sons, Inc.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents our summary consolidated financial data. Effective November 29, 1999, Teledyne Technologies was spun off from ATI. Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The historical financial information is not necessarily indicative of the results of operations or financial position that would have occurred if we had been a separate, independent company during the periods presented, nor is it indicative of future performance. This historical financial information does not include pro forma adjustments that reflect estimates of the expenses that we would have incurred had we been operated as an independent company and as capitalized at the time of its spin-off from ATI for each period presented. In December 2000, we sold the assets of Teledyne Cast Parts, our sand and investments casting business. Accordingly, our consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. The historical financial information should be read in conjunction with the discussion under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       TELEDYNE TECHNOLOGIES INCORPORATED
                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                                             FOR THE FISCAL YEARS
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
                                                   (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)
Sales.........................................  $795.1    $761.4    $733.0    $707.4    $686.1
Net income from continuing operations.........  $ 31.9    $ 47.2    $ 46.4    $ 37.3    $ 38.9
Net income....................................  $ 32.3    $ 49.0    $ 48.7    $ 41.6    $ 40.7
Working capital...............................  $107.6    $ 98.5    $ 72.6    $ 78.2    $ 95.6
Total assets..................................  $350.9    $313.4    $246.4    $250.6    $250.9
Long-term debt, net...........................  $   --    $ 97.0    $   --    $   --    $   --
Stockholders' equity..........................  $163.1    $ 44.5    $106.4    $109.4    $128.0
Basic earnings per common share -- continuing
  operations(a)...............................  $ 1.12    $ 1.73    $ 1.65    $ 1.33    $ 1.42
Diluted earnings per common
  share -- continuing operations(a)...........  $ 1.08    $ 1.73    $ 1.65    $ 1.33    $ 1.42
Basic earnings per common share(a)............  $ 1.13    $ 1.79    $ 1.73    $ 1.48    $ 1.49
Diluted earnings per common share(a)..........  $ 1.09    $ 1.79    $ 1.73    $ 1.48    $ 1.49

---------------
(a) Prior to the spin-off, the average outstanding shares used to compute earnings per share were based on a distribution ratio of one share of Teledyne Technologies Common Stock for every seven shares of ATI Common Stock. The treasury method is used to calculate diluted earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are a leading provider of sophisticated electronic and communications products, including components and subsystems for wireless and satellite systems, and data acquisition and communication equipment for airlines and business aircraft. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site power generation equipment. Effective November 29, 1999, we were spun off from ATI.

     Our strategy is to focus on markets for commercial communications products, while we continue to expand our profitable niche market businesses. For example, we are leveraging our experience in manufacturing sophisticated fiber optic transmitters and receivers for aerospace customers to enable us to manufacture similar products for commercial customers in wireless and fiber optic communications markets. We plan to continually evaluate our product lines to ensure that they are aligned with our strategy. These actions will help us to redirect capital and management focus to opportunities that will best utilize our engineering resources and technical expertise. Consistent with this strategy, we sold the assets of Teledyne Cast Parts, our sand and investments casting business, in December 2000. Accordingly, our consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation.

     Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The following is our financial information for 2000 and pro forma financial information for 1999 and 1998 (in millions, except per-share amounts):

                                                               2000       1999       1998
                                                              -------    -------    -------
SALES.......................................................  $ 795.1    $ 761.4    $ 733.0
COSTS AND EXPENSES
  Cost of sales.............................................    579.6      552.1      532.1
  Selling, general and administrative expenses..............    158.4      136.8      130.6
                                                              -------    -------    -------
                                                                738.0      688.9      662.7
                                                              -------    -------    -------
OPERATING PROFIT............................................     57.1       72.5       70.3
  Interest and debt expense, net............................      5.3        8.1        8.0
  Other income..............................................      1.1        1.0        1.6
                                                              -------    -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX.........     52.9       65.4       63.9
  Provision for income taxes................................     21.0       26.3       26.4
                                                              -------    -------    -------
INCOME FROM CONTINUING OPERATIONS...........................     31.9       39.1       37.5
Discontinued operations.....................................      0.4        1.8        2.3
                                                              -------    -------    -------
NET INCOME..................................................  $  32.3    $  40.9    $  39.8
                                                              =======    =======    =======
BASIC EARNINGS PER COMMON SHARE:
Continuing operations.......................................  $  1.12    $  1.44    $  1.33
Discontinued operations.....................................     0.01       0.06       0.08
                                                              -------    -------    -------
BASIC EARNINGS PER COMMON SHARE.............................  $  1.13    $  1.50    $  1.41
                                                              =======    =======    =======
DILUTED EARNINGS PER COMMON SHARE:
Continuing operations.......................................  $  1.08    $  1.44    $  1.33
Discontinued operations.....................................     0.01       0.06       0.08
                                                              -------    -------    -------
DILUTED EARNINGS PER COMMON SHARE...........................  $  1.09    $  1.50    $  1.41
                                                              =======    =======    =======

     The pro forma financial information for 1999 and 1998 has been presented for informational purposes only and may not reflect the results of operations that would have occurred had we operated as a separate, independent company for the periods presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had we been operated as a separate company as of the beginning of each year and as capitalized at the time of the spin-off for each period presented. As part of the spin-off, we assumed $100 million in long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on this long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower.

     We operate in three business segments: Electronics and Communications; Systems Engineering Solutions; and Aerospace Engines and Components. The segments' respective contributions to total sales from continuing operations for 2000, 1999 and 1998 are summarized in the following table:

                                                              2000      1999      1998
                                                              ----      ----      ----
Electronics and Communications..............................   45%       45%       47%
Systems Engineering Solutions...............................   30        30        30
Aerospace Engines and Components............................   25        25        23
                                                              ---       ---       ---
                                                              100%      100%      100%
                                                              ===       ===       ===

RESULTS OF OPERATIONS

     Teledyne Technologies reported 2000 sales from continuing operations of $795.1 million, compared with net sales from continuing operations of $761.4 million for 1999 and $733.0 million for 1998. Net income from continuing operations was $31.9 million ($1.08 per diluted share) for 2000, compared with pro forma net income from continuing operations of $39.1 million ($1.44 per diluted share) for 1999 and pro forma net income from continuing operations of $37.5 million ($1.33 per diluted share) for 1998. Net income including discontinued operations was $32.3 million ($1.09 per diluted share) for 2000, compared with pro forma net income including discontinued operations of $40.9 million ($1.50 per diluted share) for 1999 and pro forma net income including discontinued operations of $39.8 million ($1.41 per diluted share) for 1998.

     The 2000 and 1999 results include pretax charges of $12.0 million and $3.0 million, respectively, for product recall reserves in the Aerospace Engines and Components segment. The 2000 results also include $2.2 million of pretax charges for receivables and cost adjustments in selected product lines in the Systems Engineering Solutions segment.

     International sales represented approximately 17%, 18% and 22% of total sales for 2000, 1999 and 1998, respectively. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 44%, 44% and 40% of total sales for 2000, 1999 and 1998, respectively.

     In 2000, segment operating profit was $72.4 million, compared with $87.6 million in 1999 and $85.3 million in 1998 and reflect the pretax charges noted above. Included in operating profit was pension income of $9.0 million in 2000, $6.6 million in 1999 and $1.7 million in 1998. Pension income is expected to remain relatively constant in 2001 but is expected to be lower in subsequent years primarily due to the completion of income amortization associated with the transition assets recorded pursuant to Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 87 -- "Employers' Accounting for Pensions".

     Net income, before pro forma adjustments, was $49.0 million ($1.79 per diluted share) in 1999 and $48.7 million ($1.73 per diluted share) in 1998. The historical financial statements reflect allocations representing corporate expense from ATI of $7.3 million and $7.8 million for 1999 and 1998, respectively. These allocations were based on sales. The historical financial statements for 1999 also include one month of actual corporate expenses incurred by the Company after the spin-off and one month of interest costs on long-term debt.

     Cost of sales as a percentage of sales reflected increased depreciation and the $2.2 million of pretax charges in 2000, as well as optoelectronics development costs, partially offset by higher pension income compared with 1999. Cost of sales increased from 1998 to 1999 in line with sales. Selling, general and administrative expenses increased in 2000, compared with 1999, reflecting higher corporate administrative expenses, compared with the historical allocation from ATI, and higher research and development costs for the Electronics and Communications segment as well as the impact of the product recall charges described above. Selling, general and administrative expenses increased from 1998 to 1999 due to higher research and development costs. Interest expense on debt was $5.4 million in 2000, compared with less than $1 million in 1999 and zero in 1998. The 2000 and 1999 amounts reflected interest on the debt assumed as part of the spin-off on November 29, 1999.

SEGMENTS

     The following discussion of our three segments should be read in conjunction with Note 13 to Notes to Consolidated Financial Statements.

                         ELECTRONICS AND COMMUNICATIONS

                                                             2000         1999         1998
                                                           ---------    ---------    ---------
                                                           (IN MILLIONS, EXCEPT AS INDICATED)
Sales....................................................   $360.5       $340.7       $342.1
Operating profit.........................................   $ 38.7       $ 42.6       $ 42.6
Operating profit % of sales..............................     10.7%        12.5%        12.5%
International sales % of sales...........................     19.7%        17.3%        22.2%
Governmental sales % of sales............................     27.0%        29.6%        29.9%
Capital expenditures.....................................   $ 21.4       $ 13.5       $ 10.3

     Our Electronics and Communications segment, through Teledyne Electronic Technologies, applies proprietary technology, advanced software and hardware design skills and manufacturing capabilities in data acquisition and communications, precision electronic devices and electronic manufacturing.

  2000 Compared with 1999

     Our Electronics and Communications segment sales were $360.5 million in 2000, an increase of 5.8% from 1999 sales of $340.7 million. Operating profit was $38.7 million in 2000, compared with $42.6 million in 1999.

     Sales in 2000, compared with 1999, grew in electronic manufacturing services, relay products, business and commuter aircraft communications equipment and wireless products. Sales from electronic manufacturing services and wireless products grew as a result of new orders from military and commercial customers. Relay products reported improved sales based on demand from the communications and semiconductor test equipment markets. Sales of medical and military microelectronics were down from the same period last year. Segment operating profit decreased due to increased spending in optoelectronics and broadband wireless initiatives and reduced margins on electronic manufacturing services. Approximately 9.3 million was spent on optoelectronics and broadband wireless initiatives beginning in the second quarter of 2000. Sales and operating profit in 1999 reflected non-recurring licensing revenue of $3.3 million.

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

                         SYSTEMS ENGINEERING SOLUTIONS

                                                             2000         1999         1998
                                                           ---------    ---------    ---------
                                                           (IN MILLIONS, EXCEPT AS INDICATED)
Sales....................................................   $234.8       $226.5       $223.2
Operating profit.........................................   $ 17.9       $ 20.2       $ 20.5
Operating profit % of sales..............................      7.6%         8.9%         9.2%
International sales % of sales...........................      5.8%        13.3%        21.8%
Governmental sales % of sales............................     86.8%        81.9%        71.3%
Capital expenditures.....................................   $  3.7       $  2.0       $  2.6

     Our Systems Engineering Solutions segment, through Teledyne Brown Engineering, offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers.

  2000 Compared with 1999

     Sales for our Systems Engineering Solutions segment in 2000 were $234.8 million, up 4% from 1999 sales of $226.5 million. For 2000, operating profit was $17.9 million, down from $20.2 million for 1999.

     The 2000 results, compared with 1999, reflect strong sales growth in systems engineering and integration as well as environmental programs. Sales for 2000 were negatively impacted by the significant decline in orders for our marine products for the petroleum exploration market, which has been very weak since the second quarter of 1999. Operating results for 2000, compared with 1999, were negatively impacted by a $2.2 million receivables and cost adjustment, mix, award fee differences in systems engineering and integration and lower marine product results due to reduced sales. These negative impacts were partially offset by increased revenue and a gain of approximately $1.4 million in the Company's chemical weapons demilitarization business related to additional program funding, offset by a write down of approximately $0.9 million in the our process control software business.

  1999 Compared with 1998

     Sales for our Systems Engineering Solutions segment in 1999 were $226.5 million, up slightly from 1998 sales of $223.2 million. For 1999, operating income was $20.2 million, down from $20.5 million for 1998.

     The aerospace, defense and environmental businesses all reported sales increases in double digits, with environmental growing by 24% relative to 1998. This strong performance was offset by a decline of $20.9 million in marine products sales due to industry conditions affecting petroleum exploration activity. While operating profit was down slightly overall, significant increases in the rest of the business unit nearly offset a decline of approximately $4 million in marine products.

                        AEROSPACE ENGINES AND COMPONENTS

                                                             2000         1999         1998
                                                           ---------    ---------    ---------
                                                           (IN MILLIONS, EXCEPT AS INDICATED)
Sales....................................................   $199.8       $194.2       $167.7
Operating profit ........................................   $ 15.8       $ 24.8       $ 22.2
Operating profit % of sales..............................      7.9%        12.8%        13.2%
International sales % of sales...........................     25.3%        24.6%        23.6%
Governmental sales % of sales............................     25.7%        24.5%        19.9%
Capital expenditures.....................................   $  5.6       $ 12.8       $  3.8

     Our Aerospace Engines and Components segment, through Teledyne Continental Motors, focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries.

     The results of our Aerospace Engines and Components segment have been restated to reflect Teledyne Cast Parts as a discontinued operation.

  2000 Compared with 1999

     Our Aerospace Engines and Components segment's sales were $199.8 million in 2000, compared with sales of $194.2 million in 1999. For 2000, operating profit was $15.8 million compared with $24.8 million for 1999. Excluding piston engine product recall reserves taken in the second quarters of 2000 and 1999, operating profit was $27.8 million in both 2000 and 1999.

     Increased sales for piston engines for 2000, compared with 1999, reflected aftermarket new engine sales and overhaul services. Sales for piston engines were negatively impacted from the operational disruption associated with the piston engine recall program and lower sales of spare parts. Teledyne Technologies recorded pretax charges of $12 million and $3 million, in the second quarters of 2000 and 1999, respectively, for estimated costs associated with piston engine recall programs. Sales and operating profit in 2000, compared with 1999, in the turbine engine business were lower due to reduced sales from development phase work on new turbine engine programs and lower sales of new J69 turbine engines, which were $558 thousand for 2000, compared with $5.9 million in 1999. These reduced sales and operating profit were partially offset by increased sales of J69 spare parts.

  1999 Compared with 1998

     Our Aerospace Engines and Components segment's 1999 sales were $194.2 million, which represented an increase of 15.8% from 1998 sales of $167.7 million. For the year, 1999 operating profit rose 11.7% to $24.8 million compared with $22.2 million for 1998.

     Engine related sales grew by over 15% in 1999, led by revenue increases of over 50% in turbine engines relative to 1998. Strong profit improvement in turbines was partially offset by a $3 million charge taken in the second quarter for a piston engine product recall.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund working capital needs, capital expenditures and any debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2001.

     In 2000, cash provided from continuing operations was $36.5 million, compared with $45.9 million in 1999 and $60.7 million in 1998. The decrease in cash provided from operations in 2000, compared with 1999, primarily reflected lower net income from continuing operations in 2000. The lower net income from continuing operations, and resulting lower cash from operations, reflected the costs associated with the product recall as well as development spending on optoelectronics and broadband wireless initiatives. The impact of the change in deferred taxes offset the impact of changes in operating assets and liabilities. The decrease in cash provided from operations in 1999, compared with 1998, reflected an increase in accounts receivables in 1999, compared with 1998, while in 1998 accounts receivable decreased from the prior year. The impact of the increase in accounts receivable in 1999 was partially offset by higher accounts payable and income taxes payable compared with the prior year.

     Working capital increased to $107.6 million at year end 2000, compared with $98.5 million at year end 1999. The increase in working capital was primarily due to the increase in accounts receivable and inventories, partially offset by higher accounts payable and accrued liabilities.

     Net cash used in investing activities was primarily for capital expenditures as presented below:

                              CAPITAL EXPENDITURES

                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN MILLIONS)
Electronics and Communications..............................  $21.4    $13.5    $10.3
Systems Engineering Solutions...............................    3.7      2.0      2.6
Aerospace Engines and Components............................    5.6     12.8      3.8
                                                              -----    -----    -----
                                                              $30.7    $28.3    $16.7
                                                              =====    =====    =====

     During 2001, we plan to invest approximately $40 million in capital spending, of which the majority will be spent in the Electronics and Communications segment. Commitments at December 31, 2000 for capital expenditures were approximately $7.4 million. The increase in property plant and equipment primarily reflected capital spending offset in part by depreciation and amortization. Investing activity in 2000 also reflected the proceeds from the sale of the assets of our sand and investment castings business and payments for licensing fees and certain investments.

     Cash used in financing activities for 2000 reflected the payment of long-term debt and the net proceeds from the public offering of 4,605,000 shares of our Common Stock as well as proceeds from the exercise of stock options. Cash used in financing activities for 1999 primarily reflected net transactions with ATI as well as net payments on long-term debt. Cash used in financing activities for 1998 only reflected net transactions with ATI.

     A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to our assumption of the facility. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At December 31, 2000 we had no long-term debt outstanding. At January 2, 2000 we had $97 million outstanding under the facility at an interest rate of 7.63%. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. The estimated fair value of our long-term debt at year end 1999 was $97 million.

     At year end 2000, Teledyne Technologies had $200 million of committed credit under the credit facility which is utilized, as needed, for daily operating and other purposes. Borrowings under the credit facility bear interest at variable rates based on the prevailing prime or Eurodollar rates (or, in certain circumstances, the prevailing federal funds rate) and these rates will depend, in part, on the ratio of consolidated total indebtedness to consolidated total capitalization from time to time. The credit facility requires the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of total consolidated indebtedness to earnings before interest, taxes and depreciation and amortization. The credit agreement prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income after the effective date of the credit agreement ($9.5 million at December 31, 2000). As a result of the completion of the underwritten public offering, the lenders under the credit agreement released the stock of the Company's wholly-owned subsidiary, Teledyne Brown Engineering, Inc., which had been pledged as collateral to secure the obligations under the credit agreement.

     In connection with the spin-off, a new defined benefit pension plan was established and Teledyne Technologies assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan, which at the time of the transfer had assets in excess of liabilities.

     In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI's stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that Teledyne Technologies will indemnify ATI and its agents or representatives for taxes imposed on, and other amounts paid by, them or ATI's stockholders if Teledyne Technologies takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts described above were to become payable by Teledyne Technologies, the payment could have a material adverse effect on our financial condition, results of operations and cash flow and could exceed Teledyne Technologies' net worth by a substantial amount.

OTHER MATTERS

     Taxes. The effective income tax rate was 39.7%, 40.2% and 41.3% in 2000, 1999 and 1998, respectively. Based on our history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 31, 2000 will be realized.

     Costs and Pricing. Inflationary trends in recent years have been moderate. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of products sold. These costs, the increasing costs of equipment and other costs are considered in establishing sales pricing polices. The Company emphasizes cost containment in all aspects of its business.

     Hedging Activities; Market Risk Disclosures. Teledyne Technologies generally does not actively engage in derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures. While we believe that adequate controls are in place to monitor any hedging activities in which we may engage, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, could adversely affect these activities. At December 31, 2000 and January 2, 2000, there were no hedging contracts outstanding.

     Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. All of the Company's long-term debt has been based on a fluctuating market interest rate and, consequently, the fair value should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

     Environmental. Teledyne Technologies is subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. This includes sites at which Teledyne Technologies has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $2.3 million at December 31, 2000. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

     With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 15 such sites, excluding those sites at which Teledyne Technologies believes it has no future liability. Our involvement is very limited or de minimis at approximately nine of these sites, and the potential loss exposure with respect to any of the remaining six sites is not considered to be material.

     For additional discussion of environmental matters, see Notes 2 and 14 to Notes to Consolidated Financial Statements.

     Government Contracts. Teledyne Technologies performs work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 44% of total sales in both 2000 and 1999 and 40% of total sales in 1998. For a breakdown of sales to the U.S. Government by segment, see Note 14 to the Notes to Consolidated Financial Statements. Defense sales represented approximately 31%, 30% and 27% of total sales for 2000, 1999 and 1998, respectively. Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company's business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. The overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s. Although U.S. military budgets have stabilized in the last several years, future levels of defense spending cannot be predicted. Delays or further declines in U.S. military expenditures could adversely affect our business, results of operations and financial condition, depending on the programs affected, the timing and size of the changes and our ability to offset the impact with new business or cost reductions.

     For information on accounts receivable from the U.S. Government, see Note 5 to Notes to Consolidated Financial Statements.

OUTLOOK

     We now see the overall weakness in the economy affecting our revenue and profit performance. Based on the current level of orders for aftermarket piston engines and high-margin piston engine spare parts, coupled with the previously announced events in the turbine engine market, we forecast a significant decline in sales and profits for the Aerospace Engines and Components segment. In addition, we are now expecting an even greater decline in operating profit for our Electronics and Communications segment due to further weakness in demand for certain commercial electronics products, especially relays used in semiconductor test equipment. However, our outlook for the majority of our other electronics and communications businesses remains unchanged. We remain optimistic about the prospects for our strategic growth businesses, especially optoelectronics. The size of the optoelectronics market, the market's growth rate and our success to date continue to support our investments in this area. Expenditures in this area are expected to continue and will negatively impact operating profit for the Electronics and Communications segment, especially during the first half of 2001. The outlook for our core Systems Engineering Solutions businesses, which primarily serve defense customers, remains unchanged.

     We currently forecast year-over-year revenue growth in 2001 of between 5% and 10% for our Electronics and Communications segment, revenue growth of between 3% and 5% for our Systems Engineering Solutions segment, and a year-over-year revenue decline of 10% to 18% for our Aerospace Engines and Components segment.

     Based on current market conditions, we now estimate that first quarter and full year 2001 earnings per share will be approximately $0.15 and $0.95, respectively.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

     The Annual Report on Form 10-K, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, relating to our outlook, growth opportunities and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of acceptance of fiber optic and other products by customers (including service providers), continued outsourced manufacturing of optoelectronics product by customers, funding and continuation of government programs and the outcome of the crankshaft investigation, as well as market, political and economic conditions, could change the anticipated results. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained on page 13 of this Form 10-K under the caption "Risk Factors; Cautionary Statements as to Forward-Looking Statements". Forward-looking statements are generally accompanied by words such as "estimate", "forecast", "project", "predict", "believe" or "expect", that convey the uncertainty of future events or outcomes. Teledyne Technologies assumes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

ACCOUNTING PRONOUNCEMENTS

     SAB No. 101. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides the Commission's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

     SFAS Nos. 138, 137 and 133. In June 1998, the FASB issued SFAS No.
133 -- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137 -- "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133 -- an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 --

"Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Teledyne Technologies must implement SFAS No. 133 by the first quarter of 2001 and does not expect that its implementation will have a material impact on the financial statements.

REPORT OF MANAGEMENT

     The management of Teledyne Technologies is responsible for the integrity of the financial data reported by Teledyne Technologies. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that such statements reflect fairly the consolidated financial position, results of operations and cash flows of Teledyne Technologies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information required by this item is included in this Report at page 30 under the caption "Other Matters -- Hedging Activities; Market Risk Disclosures" of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item is included in this Report at pages F-1 through F-26. See the "Index to Financial Statements and Related Information" at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In addition to the information set forth under the caption "Executive Management" in Part I of this Report, the information concerning the directors of Teledyne Technologies required by this item is set forth in the 2001 Proxy Statement under the caption "Item 1 on Proxy Card -- Election of Directors" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is set forth in the 2001 Proxy Statement under the captions "Directors Compensation", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. TDY does not incorporate by reference in this Form 10-K either the "Report on Executive Compensation" or the "Cumulative Total Stockholder Return" section of the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is set forth in the 2001 Proxy Statement under the caption "Stock Ownership Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is set forth in the 2001 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Exhibits and Financial Statement Schedules:

          (1) Financial Statements

          See the "Index to Financial Statements and Related Information" at page F-1 of this Report, which is incorporated herein by reference.

          (2) Financial Statement Schedules

          See Schedule II captioned "Valuation and Qualifying Accounts" at page F-25 of this Report, which is incorporated herein by reference.

          (3) Exhibits

          A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the signature page of this Report and incorporated herein by reference.

          (4) Reports on Form 8-K filed in the fourth quarter of 2000:

          None.

             INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION

                                                              PAGE
                                                              ----
Financial Statements:
  Report of Independent Auditors............................   F-2
  Consolidated Statements of Income.........................   F-3
  Consolidated Balance Sheets...............................   F-4
  Consolidated Statements of Stockholders' Equity...........   F-5
  Consolidated Statements of Cash Flows.....................   F-6
  Notes to Consolidated Financial Statements................   F-7
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........  F-26

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Teledyne Technologies Incorporated:

     We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 31, 2000 and January 2, 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          LOGO

                                          ERNST & YOUNG LLP
Los Angeles, California
January 23, 2001

                       TELEDYNE TECHNOLOGIES INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN MILLIONS, EXCEPT PER-SHARE AMOUNTS)

                                                               2000      1999      1998
                                                              ------    ------    ------
SALES.......................................................  $795.1    $761.4    $733.0
COSTS AND EXPENSES
  Cost of sales.............................................   579.6     552.1     532.1
  Selling, general and administrative expenses..............   158.4     130.5     123.4
                                                              ------    ------    ------
                                                               738.0     682.6     655.5
                                                              ------    ------    ------
OPERATING PROFIT............................................    57.1      78.8      77.5
  Interest and debt expense, net............................     5.3       0.8        --
  Other income..............................................     1.1       1.0       1.6
                                                              ------    ------    ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    52.9      79.0      79.1
Provision for income taxes..................................    21.0      31.8      32.7
                                                              ------    ------    ------
Income from continuing operations...........................    31.9      47.2      46.4
Discontinued operations, net of tax.........................     0.4       1.8       2.3
                                                              ------    ------    ------
NET INCOME..................................................  $ 32.3    $ 49.0    $ 48.7
                                                              ======    ======    ======
BASIC EARNINGS PER COMMON SHARE:
Continuing operations.......................................  $ 1.12    $ 1.73    $ 1.65
Discontinued operations.....................................    0.01      0.06      0.08
                                                              ------    ------    ------
BASIC EARNINGS PER COMMON SHARE.............................  $ 1.13    $ 1.79    $ 1.73
                                                              ======    ======    ======
DILUTED EARNINGS PER COMMON SHARE:
Continuing operations.......................................  $ 1.08    $ 1.73    $ 1.65
Discontinued operations.....................................    0.01      0.06      0.08
                                                              ------    ------    ------
DILUTED EARNINGS PER COMMON SHARE...........................  $ 1.09    $ 1.79    $ 1.73
                                                              ======    ======    ======

   The accompanying notes are an integral part of these financial statements.

                       TELEDYNE TECHNOLOGIES INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               2000      1999
                                                              ------    ------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 14.9    $  7.1
  Accounts receivables, net.................................   118.5     109.1
  Inventories, net..........................................    65.2      51.4
  Deferred income taxes, net................................    16.9      21.7
  Prepaid expenses and other current assets.................     7.3       4.5
                                                              ------    ------
          TOTAL CURRENT ASSETS..............................   222.8     193.8
  Property, plant and equipment, net........................    74.0      56.0
  Deferred income taxes, net................................    27.0      25.6
  Cost in excess of net assets acquired, net................     7.6       8.2
  Other assets, net.........................................    19.5      16.9
  Net assets of discontinued operations.....................      --      12.9
                                                              ------    ------
TOTAL ASSETS................................................  $350.9    $313.4
                                                              ======    ======
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable..........................................  $ 58.7    $ 44.2
  Accrued liabilities.......................................    56.5      47.3
  Income taxes payable......................................      --       3.8
                                                              ------    ------
          TOTAL CURRENT LIABILITIES.........................   115.2      95.3
  Long-term debt............................................      --      97.0
  Accrued pension obligation................................     5.2      14.7
  Accrued postretirement benefits...........................    31.2      33.6
  Other long-term liabilities...............................    36.2      28.3
                                                              ------    ------
          TOTAL LIABILITIES.................................   187.8     268.9
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred stock, $0.01 par value; outstanding
     shares -- none.........................................      --        --
  Common stock, $0.01 par value issued in 1999; authorized
     125 million shares; Outstanding shares:
     2000 -- 31,586,735 and 1999 -- 26,687,002..............     0.3       0.3
  Additional paid-in capital................................   124.8      37.9
  Retained earnings.........................................    37.9       5.6
  Accumulated other comprehensive income....................     0.1       0.7
                                                              ------    ------
TOTAL STOCKHOLDERS' EQUITY..................................   163.1      44.5
                                                              ------    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $350.9    $313.4
                                                              ======    ======

   The accompanying notes are an integral part of these financial statements.

                       TELEDYNE TECHNOLOGIES INCORPORATED

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN MILLIONS)

                                                                                       ACCUMULATED
                                         ADVANCES             ADDITIONAL                  OTHER           TOTAL
                                         (TO) FROM   COMMON    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                            ATI      STOCK     CAPITAL     EARNINGS      INCOME          EQUITY
                                         ---------   ------   ----------   --------   -------------   -------------
BALANCE, DECEMBER 28, 1997.............   $107.5     $  --      $   --      $  --         $ 1.9          $109.4
  Net income...........................     48.7        --          --         --            --            48.7
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      losses...........................       --        --          --         --          (0.2)           (0.2)
                                          ------     ------     ------      -----         -----          ------
  Comprehensive income.................     48.7        --          --         --          (0.2)           48.5
  Net transactions with ATI............    (51.5)       --          --         --            --           (51.5)
                                          ------     ------     ------      -----         -----          ------
BALANCE, JANUARY 3, 1999...............   $104.7     $  --      $   --      $  --         $ 1.7          $106.4
  Net income...........................     43.4        --          --         --            --            43.4
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      losses...........................       --        --          --         --          (0.1)           (0.1)
                                          ------     ------     ------      -----         -----          ------
  Comprehensive income.................     43.4        --          --         --          (0.1)           43.3
  Net transactions with ATI............    (47.5)       --          --         --            --           (47.5)
                                          ------     ------     ------      -----         -----          ------
BALANCE PRIOR TO SPIN-OFF, NOVEMBER 29,
  1999.................................   $100.6     $  --      $   --      $  --         $ 1.6          $102.2
  Spin-off capitalization
    transactions.......................   (100.6)      0.3        37.9         --          (0.9)          (63.3)
                                          ------     ------     ------      -----         -----          ------
BALANCE AFTER SPIN-OFF.................   $   --     $ 0.3      $ 37.9      $  --         $ 0.7          $ 38.9
  Net income/comprehensive income......       --        --          --        5.6            --             5.6
                                          ------     ------     ------      -----         -----          ------
BALANCE, JANUARY 2, 2000...............   $   --     $ 0.3      $ 37.9      $ 5.6         $ 0.7          $ 44.5
  Net income...........................       --        --          --       32.3            --            32.3
  Other comprehensive income, net of
    tax:
    Foreign currency translation
      losses...........................       --        --          --         --          (0.6)           (0.6)
                                          ------     ------     ------      -----         -----          ------
  Comprehensive income.................       --        --          --       32.3          (0.6)           31.7
  Exercise of stock options and other,
    net................................       --        --         2.2         --            --             2.2
  Tax benefit from exercise of stock
    options............................       --        --         0.7         --            --             0.7
  Issuance of common stock.............       --        --        84.0         --            --            84.0
                                          ------     ------     ------      -----         -----          ------
BALANCE, DECEMBER 31, 2000.............   $   --     $ 0.3      $124.8      $37.9         $ 0.1          $163.1
                                          ======     ======     ======      =====         =====          ======

   The accompanying notes are an integral part of these financial statements.

                       TELEDYNE TECHNOLOGIES INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                               2000      1999      1998
                                                              ------    ------    ------
OPERATING ACTIVITIES
  Net income from continuing operations.....................  $ 31.9    $ 47.2    $ 46.4
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization of assets................    14.8      11.3      10.6
     Deferred income taxes..................................     3.4      (1.4)     (0.4)
     Gains on sale of property, plant and equipment.........    (0.1)     (0.1)     (0.4)
  Changes in operating assets and liabilities:
     Decrease(increase) in accounts receivables.............    (9.4)    (12.6)     15.6
     Increase in inventories................................   (13.8)     (1.8)     (7.8)
     Increase in prepaid expenses and other assets..........    (1.6)     (2.8)       --
     Increase in accounts payable...........................    14.5       4.3       0.4
     Increase(decrease) in accrued liabilities..............     9.1      (0.8)     (4.8)
     Increase (decrease) in current income taxes receivable,
       net..................................................    (4.3)      3.8        --
     Increase in other long-term liabilities................     4.3        --       2.9
     Increase (decrease) in accrued post retirement
       benefits.............................................    (2.4)      0.6       0.2
     Decrease in accrued pension obligation.................    (9.5)       --        --
  Other operating, net......................................    (0.4)     (1.8)     (2.0)
                                                              ------    ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............    36.5      45.9      60.7
     Net cash from discontinued operations..................     1.5       1.5       6.4
                                                              ------    ------    ------
     NET CASH PROVIDED BY OPERATING ACTIVITIES..............    38.0      47.4      67.1
                                                              ------    ------    ------
INVESTING ACTIVITIES
  Purchases of property, plant and equipment................   (30.7)    (28.3)    (16.7)
  Proceeds from sale of business, net.......................    17.0        --        --
  Disposals of property, plant and equipment................     0.1       0.1       0.7
  Other investing, net......................................    (4.3)     (0.7)      1.7
                                                              ------    ------    ------
     Net cash used by investing activities..................   (17.9)    (28.9)    (14.3)
     Net cash used by discontinued operations...............    (1.5)     (3.2)     (1.3)
                                                              ------    ------    ------
     NET CASH USED BY INVESTING ACTIVITIES..................   (19.4)    (32.1)    (15.6)
                                                              ------    ------    ------
FINANCING ACTIVITIES
  Net payments on long-term debt............................   (97.0)     (3.0)       --
  Net proceeds from common stock offering...................    84.0        --        --
  Proceeds from exercise of stock options and other, net....     2.2        --        --
  Net advances/spin-off capitalization with ATI.............      --      (5.2)    (51.5)
                                                              ------    ------    ------
     NET CASH USED BY FINANCING ACTIVITIES..................   (10.8)     (8.2)    (51.5)
                                                              ------    ------    ------
INCREASE IN CASH AND CASH EQUIVALENTS.......................     7.8       7.1        --
Cash and cash equivalents -- beginning of year..............     7.1        --        --
                                                              ------    ------    ------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................  $ 14.9    $  7.1    $   --
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

                       TELEDYNE TECHNOLOGIES INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ALLEGHENY TELEDYNE INCORPORATED'S SPIN-OFF OF TELEDYNE TECHNOLOGIES INCORPORATED
--------------------------------------------------------------------------------

     Effective November 29, 1999, (the Distribution Date), Teledyne Technologies Incorporated (Teledyne Technologies or the Company), became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), of the Company's Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the spin-off). The spin-off has been treated as a tax-free distribution for federal income tax purposes. The spin-off included the transfer of certain of the businesses of ATI's Aerospace and Electronics segment to the new corporation, immediately prior to the distribution date. ATI no longer has a financial investment in Teledyne Technologies.

     Teledyne Technologies consists of the operations of the Teledyne Electronic Technologies division with operations in the United States, United Kingdom and Mexico; the Teledyne Brown Engineering division with operations in the United States and United Kingdom; and the Teledyne Continental Motors division with operations in the United States. Prior to the spin-off, these operations were divisions of wholly-owned subsidiaries of ATI.

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

     In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, its sand and investment castings business previously reported as part of the Aerospace Engines and Components segment. Accordingly, the Company's consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation.

     The following unaudited pro forma financial information for 1999 and 1998 is presented for informational purposes only and may not reflect the results of operations or financial position of Teledyne Technologies that would have occurred had Teledyne Technologies operated as a separate, independent company for the periods presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies been operated as a separate company as of the beginning of each year and as capitalized at the time of the spin-off for each period presented. As part of the spin-off, Teledyne Technologies assumed $100 million of long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on the long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower. The following is Teledyne

                       TELEDYNE TECHNOLOGIES INCORPORATED

Technologies' financial information for 2000 and its unaudited pro forma financial information for the 1999 and 1998 fiscal years (in millions, except per-share amounts):

                                                               2000      1999      1998
                                                              ------    ------    ------
SALES.......................................................  $795.1    $761.4    $733.0
COSTS AND EXPENSES
  Cost of sales.............................................   579.6     552.1     532.1
  Selling, general and administrative expenses..............   158.4     136.8     130.6
                                                              ------    ------    ------
                                                               738.0     688.9     662.7
                                                              ------    ------    ------
OPERATING PROFIT............................................    57.1      72.5      70.3
  Interest and debt expense, net............................     5.3       8.1       8.0
  Other income..............................................     1.1       1.0       1.6
                                                              ------    ------    ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......    52.9      65.4      63.9
Provision for income taxes..................................    21.0      26.3      26.4
                                                              ------    ------    ------
INCOME FROM CONTINUING OPERATIONS...........................    31.9      39.1      37.5
Discontinued operations.....................................     0.4       1.8       2.3
                                                              ------    ------    ------
NET INCOME..................................................  $ 32.3    $ 40.9    $ 39.8
                                                              ======    ======    ======
BASIC EARNINGS PER COMMON SHARE:
Continuing operations.......................................  $ 1.12    $ 1.44    $ 1.33
Discontinued operations.....................................    0.01      0.06      0.08
                                                              ------    ------    ------
BASIC EARNINGS PER COMMON SHARE.............................  $ 1.13    $ 1.50    $ 1.41
                                                              ======    ======    ======
DILUTED EARNINGS PER COMMON SHARE:
Continuing operations.......................................  $ 1.08    $ 1.44    $ 1.33
Discontinued operations.....................................    0.01      0.06      0.08
                                                              ------    ------    ------
DILUTED EARNINGS PER COMMON SHARE...........................  $ 1.09    $ 1.50    $ 1.41
                                                              ======    ======    ======

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------------------------

  Principles of Consolidation

     The consolidated financial statements of Teledyne Technologies include the accounts of the businesses as described in Note 1. Significant intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2000 presentation.

  Fiscal Year

     The Company is on a 53/52-week fiscal year convention. Fiscal years 2000 and 1999 were 52-week years and ended on December 31, 2000 and January 2, 2000, respectively and fiscal year 1998 was a 53-week year and ended on January 3, 1999. References to the years 2000, 1999 and 1998 are intended to refer to the respective fiscal year unless otherwise noted.

  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

                       TELEDYNE TECHNOLOGIES INCORPORATED

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

  Research and Development

     Company-funded research and development costs are expensed as incurred and were $31.7 million in 2000, $27.8 million in 1999 and $24.8 million in 1998, and include bid and proposal costs. Costs related to customer-funded research and development contracts were $215.7 million in 2000, $188.1 million in 1999 and $150.2 million in 1998 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for Company-funded research and development is recoverable through overhead cost allowances on government contracts.

  Income Taxes

     Provision for income taxes includes deferred taxes resulting from temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from differences in the carrying value of assets and liabilities.

  Net Income Per Common Share

     Prior to the spin-off, the number of shares outstanding were based on a distribution ratio of one share of Teledyne Technologies' Common Stock for every seven shares of ATI Common Stock. The average number of shares of Teledyne Technologies' Common Stock used in the computation of basic net income per common share were 28,589,597, 27,303,421 and 28,107,241 for the fiscal years ended December 31, 2000, January 2, 2000, January 3, 1999, respectively. The Company uses the treasury method to calculate diluted earnings per share. The average number of shares of Teledyne Technologies' Common Stock used in the computation of diluted net income per common share were 29,477,594, 27,334,737 and 28,133,879 for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. A distribution ratio of 1.527 shares of Teledyne Technologies Common Stock for every one share of ATI Common Stock was used to adjust stock options converted at the spin-off date.

  Accounts Receivable

     Receivables are presented net of a reserve for doubtful accounts of $2.0 million at December 31, 2000 and $3.3 million at January 2, 2000. Expense recorded for the reserve for doubtful accounts was $90 thousand, $551 thousand and $1.4 million for 2000, 1999, and 1998, respectively. In 2000, the Company

                       TELEDYNE TECHNOLOGIES INCORPORATED
collected $1.3 million for a receivable that was reserved for at January 2, 2000. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $11.6 million and $5.5 million at December 31, 2000 and January 2, 2000, respectively.

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

  Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired related to businesses purchased prior to November 1970 is not being amortized. Cost in excess of net assets acquired related to businesses purchased after November 1970 is being amortized on a straight-line basis over periods not exceeding 15 years. Goodwill amortization expense was $783 thousand, $672 thousand and $582 thousand in 2000, 1999 and 1998, respectively.

  Other Long-Lived Assets

     The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value.

  Environmental

     Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company's recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment

                       TELEDYNE TECHNOLOGIES INCORPORATED
of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental experts in consultation with outside environmental specialists, when necessary.

  Foreign Currency Translation

     The Company's foreign entities' accounts are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income in stockholders' equity.

  Accounting Pronouncements

     SAB No. 101 -- As noted above, the Company has reviewed the revenue recognition requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

     SFAS Nos. 138, 137 and 133 -- In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137 -- "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No.
133 -- an amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138 -- "Accounting for Certain Derivative Instruments and Certain Hedging
Activities -- an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. Teledyne Technologies must implement SFAS No. 133 by the first quarter of 2001 and does not expect that its implementation will have a material impact on the financial statements.

     SFAS No. 132 -- Effective January 1, 1998, Teledyne Technologies adopted the provisions of SFAS No. 132 -- "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardized the disclosure requirements for pensions and other postretirement benefits and amends SFAS No. 87 -- "Employers' Accounting for Pensions," SFAS No. 88 -- "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans" and SFAS No. 106 -- "Employers' Accounting for Postretirement Benefits Other Than Pensions." The provisions of SFAS No. 132 are disclosure oriented and do not change the measurement or recognition of the plans. Accordingly, the implementation of SFAS No. 132 did not have an impact on Teledyne Technologies' consolidated financial position or results of operations.

     SFAS No. 131 -- Effective January 1, 1998, Teledyne Technologies adopted the provisions of SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting and display of information about operating segments. It supersedes or amends several FASB statements, most notably, SFAS No. 14 -- "Financial Reporting for Segments of a Business Enterprise." The implementation of SFAS No. 131 did not have an impact on Teledyne Technologies' consolidated financial position or results of operations.

                       TELEDYNE TECHNOLOGIES INCORPORATED

     SFAS No. 130 -- Effective January 1, 1998, Teledyne Technologies adopted the provisions of SFAS No. 130 -- "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The implementation of SFAS No. 130 did not have an impact on Teledyne Technologies' results of operations. Teledyne Technologies' comprehensive income is primarily composed of net income and foreign currency translation adjustments. Teledyne Technologies' comprehensive income was $31.7 million, $48.9 million and $48.5 million for the years 2000, 1999 and 1998, respectively.

  Hedging Activities

     Teledyne Technologies generally does not actively engage in derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures. Teledyne Technologies believes that adequate controls are in place to monitor any hedging activities. At December 31, 2000 and January 2, 2000 , there were no hedging contracts outstanding.

  Supplemental Cash Flow Information

     Cash payments for federal, foreign and state income taxes were $22.1 million for 2000. Until the spin-off date, ATI was responsible for cash payments for federal, foreign and state income taxes. No tax payments were made by Teledyne Technologies from the date of the spin-off through year end 1999. Interest paid by Teledyne Technologies in 2000 totaled approximately $5.3 million. Interest paid by Teledyne Technologies from the date of the spin-off to year end 1999 totaled approximately $565 thousand.

NOTE 3. DISCONTINUED OPERATION
--------------------------------------------------------------------------------

     In 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment for a net after-tax gain of $657 thousand. Initial net proceeds from the sale in 2000 were $17.0 million. In 2001, Teledyne Technologies expects to make certain payments, including working capital adjustments, currently estimated at approximately $700 thousand. The consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. The operating assets and liabilities of Teledyne Cast Parts have been reclassified as net assets of discontinued operations on the balance sheet for 1999 and primarily consist of net accounts receivables of $8.5 million, inventory of $2.2 million, net property, plant and equipment of $6.1 million and liabilities of $3.9 million. Sales for Teledyne Cast Parts were $31.8 million, $42.0 million and $47.4 million for 2000, 1999 and 1998, respectively. The income from discontinued operations for 2000, includes the after-tax gain on the sale and an after-tax net operating loss of $221 thousand. The operating results of Teledyne Cast Parts were net of an income tax benefit of $146 thousand in 2000 and were net of income taxes of $1.2 million and $1.5 million for 1999 and 1998, respectively.

NOTE 4. FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

     Teledyne Technologies values financial instruments as required by SFAS No. 107 -- "Disclosures about Fair Value of Financial Instruments." The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne Technologies estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity. Teledyne Technologies had no long-term debt outstanding at December 31, 2000. The estimated fair value of Teledyne Technologies' long-term debt at January 2, 2000 approximated the carrying value of $97 million.

                       TELEDYNE TECHNOLOGIES INCORPORATED

     The carrying value of other on-balance sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments is not significant.

NOTE 5. ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

     Accounts receivable are summarized as follows (in millions):

                                                             BALANCE AT YEAR END
                                                             --------------------
                                                               2000        1999
                                                             --------    --------
U.S. Government and prime contractors contract receivables:
  Billed receivables.......................................   $ 23.2      $ 27.1
  Unbilled receivables.....................................     24.5        20.4
Other receivables, primarily commercial....................     72.8        64.9
                                                              ------      ------
                                                               120.5       112.4
Reserve for doubtful accounts..............................     (2.0)       (3.3)
                                                              ------      ------
Total accounts receivable, net.............................   $118.5      $109.1
                                                              ======      ======

     The billed contract receivables from the U.S. Government and prime contractors contain $9.3 million and $9.8 million at December 31, 2000 and January 2, 2000, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $18.3 million and $10.5 million at December 31, 2000 and January 2, 2000, respectively, due to long-term contracts.

     Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

NOTE 6. INVENTORIES
--------------------------------------------------------------------------------

     Inventories consisted of the following (in millions):

                                                             BALANCE AT YEAR END
                                                             --------------------
                                                               2000        1999
                                                             --------    --------
Raw materials and supplies.................................   $ 29.6      $ 23.6
Work in process............................................     59.4        59.4
Finished goods.............................................     12.1         9.1
                                                              ------      ------
Total inventories at current cost..........................    101.1        92.1
LIFO reserve...............................................    (31.9)      (35.4)
Progress payments..........................................     (4.0)       (5.3)
                                                              ------      ------
Total inventories, net.....................................   $ 65.2      $ 51.4
                                                              ======      ======

     Inventories, before progress payments, determined on the last-in, first-out method were $61.1 million at December 31, 2000 and $53.7 million at January 2, 2000. The remainder of the inventory was determined using the first-in, first-out and average cost methods. These inventory values do not differ materially from current cost.

     During 2000, 1999 and 1998, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase net income by $2.1 million in 2000, $2.2 million in 1999 and $264 thousand in 1998.

                       TELEDYNE TECHNOLOGIES INCORPORATED

     Total inventories at current cost were net of $12.0 million and $6.1 million at December 31, 2000 and January 2, 2000, respectively, which were related to reserves for obsolete inventory.

     Inventories, before progress payments, related to long-term contracts were $4.1 million and $8.8 million at December 31, 2000 and January 2, 2000, respectively. Progress payments related to long-term contracts were $3.4 million and $1.9 million at December 31, 2000 and January 2, 2000, respectively.

     Under the contractual arrangements by which progress payments are received, the customer has a security interest in the inventories associated with specific contracts.

NOTE 7. SUPPLEMENTAL BALANCE SHEET INFORMATION
--------------------------------------------------------------------------------

     Property, plant and equipment were as follows (in millions):

                                                           BALANCE AT YEAR END
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Land.....................................................  $   4.9     $   4.9
Buildings................................................     32.1        31.9
Equipment................................................    148.8       135.9
                                                           -------     -------
                                                             185.8       172.7
Accumulated depreciation and amortization................   (111.8)     (116.7)
                                                           -------     -------
Total property, plant and equipment, net.................  $  74.0     $  56.0
                                                           =======     =======

     Accrued liabilities included salaries and wages of $27.4 million and $23.9 million at December 31, 2000 and January 2, 2000, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and the long-term portion of product recall reserves.

NOTE 8. STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

  Common Stock

     In connection with the spin-off, 26,687,002 shares of Teledyne Technologies' Common Stock were issued and were outstanding at year end 1999. This amount includes 943 shares issued under the Non-Employee Director Stock Compensation Plan.

     In 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million. At December 31, 2000, Teledyne Technologies had 31,586,735 shares of its Common Stock outstanding. Approximately 295,000 shares were issued under certain compensation plans including the exercise of stock options during 2000.

  Preferred Stock

     Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. At December 31, 2000, there were no shares of preferred stock issued.

  Stockholder Rights Plan

     On November 12, 1999, the Company's Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on each share of Teledyne Technologies' Common Stock distributed to ATI's stockholders in connection with the spin-off and each share to become outstanding between the effective date of the spin-off and the earliest of the distribution date, redemption date and final expiration date. The rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of

                       TELEDYNE TECHNOLOGIES INCORPORATED
which would result in ownership by a person or group of 15% or more of the Common Stock. Each right will entitle stockholders to then buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $60. There are 1,250,000 shares of Series A Junior Participating Preferred Stock authorized for issuance under the plan. The record date for the distribution was the close of business of November 22, 1999. The rights will expire on November 12, 2009, subject to earlier redemption or exchange by Teledyne Technologies as described in the plan. The rights distribution was not taxable to stockholders.

  Stock Incentive Plan

     ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. Teledyne Technologies had officers and key employees that have participated in this plan prior to the spin-off. In connection with the spin-off, outstanding stock options held by Teledyne Technologies' employees were converted into options to purchase Teledyne Technologies' Common Stock. The number of shares and the exercise price of each ATI option that was converted to a Teledyne Technologies' option was converted based upon a formula designed to preserve the inherent economic value, vesting and term provisions of such ATI options as of the Distribution Date. The exchange ratio and fair market value of the Teledyne Technologies' Common Stock, upon active trading, also impacted the number of options issued to Teledyne Technologies' employees.

     Teledyne Technologies has established its own long-term incentive plan which provides its Board of Directors the flexibility to grant restricted stock, incentive stock options, stock appreciation rights and non-qualified stock options to officers and employees of Teledyne Technologies.

     The following disclosures are based on stock options held by Teledyne Technologies' employees and include the stock options that have been converted from ATI options to Teledyne Technologies' options as noted above. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion 25 -- "Accounting for Stock Issued to Employees," (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized because the exercise price of the Company's employee stock options equals the market price of the underlying stock at the date of the grant.

     If compensation cost for these options had been determined using the fair-value method prescribed by FASB Statement No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123), net income would have been $29.4 million, $47.4 million and $48.0 million for 2000, 1999 and 1998, respectively. Basic earnings per share, if determined under SFAS No. 123, would have been $1.03 for 2000, $1.74 for 1999 and $1.71 for 1998. Diluted earnings per share, if determined under SFAS No. 123, would have been $1.00 for 2000, $1.74 for 1999 and $1.71 for 1998. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1995; therefore, the resulting pro forma compensation expense may not be representative of that to be expected in future years. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                   FOR THE YEAR
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Expected dividend yield.....................................     --       --      2.8%
Expected volatility.........................................   93.3%    40.1%    31.0%
Risk-free interest rate.....................................    5.5%     5.5%     5.0%
Expected lives..............................................    8.0      8.0      8.0
Weighted-average fair value of options granted during the
  year......................................................  $9.87    $4.91    $7.25

                       TELEDYNE TECHNOLOGIES INCORPORATED

     Stock option transactions, including transactions in ATI Common Stock under ATI's incentive plan for Teledyne Technologies' employees that have been converted to Teledyne Technologies as noted above, are summarized as follows:

                                    2000                     1999                     1998
                            ---------------------    ---------------------    ---------------------
                                         WEIGHTED                 WEIGHTED                 WEIGHTED
                                         AVERAGE                  AVERAGE                  AVERAGE
                                         EXERCISE                 EXERCISE                 EXERCISE
                             SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                            ---------    --------    ---------    --------    ---------    --------
Beginning balance.........  2,123,297     $11.84     1,757,392     $12.36       643,985     $ 7.66
Granted or issued.........    699,500     $11.59       487,500     $ 8.93     1,125,620     $14.99
Exercised.................   (188,346)    $10.76       (91,329)    $ 5.76       (12,213)    $ 6.64
Canceled or expired.......   (205,139)    $10.74       (30,266)    $13.42            --     $   --
                            ---------     ------     ---------     ------     ---------     ------
Ending balance............  2,429,312     $11.94     2,123,297     $11.84     1,757,392     $12.36
                            =========     ======     =========     ======     =========     ======
Options exercisable at
  year-end................  1,187,213     $11.88       856,087     $10.93       495.891     $ 7.27
                            =========     ======     =========     ======     =========     ======

     For options outstanding at year end 2000, the exercise prices were between $5.57 and $28.69 and the weighted-average remaining contractual life was approximately eight years. For options exercisable at year end 2000 the exercise prices were between $5.57 and $17.60.

  Non-Employee Director Stock Compensation Plan

     Teledyne Technologies also sponsors a stock option plan for non-employee directors. During 2000, options for 20,629 shares were issued and outstanding under the plan with exercise prices between $6.61 and $14.75 and a weighted-average exercise price of $12.63. At year end 1999, options for 15,073 shares were issued and outstanding under the plan with exercise prices between $6.62 and $9.94 and a weighted-average exercise price of $9.70. All of the options issued in 1999 are exercisable and the options issued in 2000 will become exercisable in 2001.

NOTE 9. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

     The accompanying financial statements include transactions with ATI for the 1999 year-to-date period ended November 29, 1999 and the 1998 fiscal year (in millions):

                                                            1999(A)     1998
                                                            -------    -------
Net advances from ATI, beginning of the year..............  $104.7     $ 107.5
  Net cash transactions with ATI:
     Current provision for income taxes...................    26.5        34.7
     Insurance expense....................................    15.9        17.2
     Pension expense (income).............................    (5.8)       (1.7)
     Corporate general and administrative expense.........     7.3         7.8
     Other net cash to ATI(b).............................   (91.4)     (109.5)
                                                            ------     -------
Net cash transactions with ATI............................   (47.5)      (51.5)
Net income................................................    43.4        48.7
                                                            ------     -------
Net advances from ATI, end of period......................  $100.6     $ 104.7
                                                            ======     =======

---------------
(a) For the 1999 year-to-date period ended November 29, 1999.

(b) The 1999 amount includes $100 million in long term debt incurred by ATI and assumed by Teledyne Technologies at the date of the spin-off.

                       TELEDYNE TECHNOLOGIES INCORPORATED

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

     Net sales include $1.4 million and $1.1 million of sales to other ATI subsidiaries for the eleven month period ended November 29, 1999 and the fiscal year ended January 3, 1999, respectively.

NOTE 10. LONG-TERM DEBT
--------------------------------------------------------------------------------

     At December 31, 2000, Teledyne Technologies had no long-term debt outstanding. Long-term debt at January 2, 2000, was $97 million in the form of bank borrowings under a $200 million long-term, revolving credit agreement. Borrowings under the agreement are on a revolving basis under commitments available until November 2004. The Company had $200 million available under its credit facility at December 31, 2000.

     Borrowings under the revolving credit facility bear interest, at Teledyne Technologies option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. At January 2, 2000, the interest rate payable on the outstanding debt was 7.63%. The agreement also provides for facility fees which will vary between .35% and .20% of the unused credit line, depending on Teledyne Technologies' capitalization ratio as calculated from time to time. Interest expense incurred on long-term debt and facility fees was $5.4 million in 2000 and $796 thousand in 1999 from the date of the spin-off.

     The financial covenants of the revolving credit agreement require the Company to maintain specified minimum consolidated net worth and ratios of consolidated debt and interest expense to certain measures of income. Under the most restrictive of these covenants, approximately $9.5 million ($1.4 million at January 2, 2000) of stockholders' equity was available for dividends as of December 31, 2000.

NOTE 11. INCOME TAXES
--------------------------------------------------------------------------------

     Until the effective date of the spin-off, Teledyne Technologies was included in the consolidated federal and certain state income tax returns of ATI. ATI is responsible for paying the taxes related to such returns including any subsequent adjustment resulting from the redetermination of such tax liability by the applicable taxing authorities. Provision for income taxes for 1999 and 1998 was calculated as if Teledyne

                       TELEDYNE TECHNOLOGIES INCORPORATED

Technologies had filed separate income tax returns for those years. Provision for income taxes from continuing operations was as follows (in millions):

                                                              2000     1999     1998
                                                              -----    -----    -----
Current
  Federal...................................................  $13.0    $26.7    $27.7
  State.....................................................    4.3      6.2      4.9
  Foreign...................................................    0.3      0.3      0.5
                                                              -----    -----    -----
                                                               17.6     33.2     33.1
                                                              -----    -----    -----
Deferred
  Federal...................................................    5.0     (1.3)    (0.4)
  State.....................................................   (1.6)    (0.1)      --
                                                              -----    -----    -----
                                                                3.4     (1.4)    (0.4)
                                                              -----    -----    -----
Provision for income taxes..................................  $21.0    $31.8    $32.7
                                                              =====    =====    =====

     Income before income taxes included income from domestic operations of $52.4 million for 2000, $78.1 million for 1999 and $77.9 million for 1998. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

                                                              2000    1999    1998
                                                              ----    ----    ----
U.S. federal statutory tax rate.............................  35.0%   35.0%   35.0%
State and local taxes, net of federal benefit...............   5.2     5.2     4.5
Other.......................................................  (0.5)     --     1.8
                                                              ----    ----    ----
Effective income tax rate...................................  39.7%   40.2%   41.3%
                                                              ====    ====    ====

     Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. No valuation allowance has been recorded for 2000 or 1999. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

                                                              2000     1999
                                                              -----    -----
Deferred income tax assets:
  Postretirement benefits other than pensions...............  $12.1    $12.6
  Reserves..................................................   17.3     16.1
  Deferred compensation and other benefit plans.............    6.1      9.8
  Inventory valuation.......................................    8.5      6.6
  Accrued vacation..........................................    3.5      5.0
  Other items...............................................    1.6       --
                                                              -----    -----
Total deferred income tax assets............................   49.1     50.1
Deferred income tax liabilities:
  Property, plant and equipment differences.................    3.3      2.8
  Other items...............................................    1.9       --
                                                              -----    -----
Total deferred income tax liabilities.......................    5.2      2.8
                                                              -----    -----
Net deferred income tax asset...............................  $43.9    $47.3
                                                              =====    =====

                       TELEDYNE TECHNOLOGIES INCORPORATED

NOTE 12. PENSION PLANS AND POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------

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

     Net periodic pension income allocated to Teledyne Technologies was $9.0 million, $6.6 million and $1.7 million in 2000, 1999 and 1998, respectively.

     As of the spin-off date, Teledyne Technologies assumed the existing defined benefit plan obligations for all of Teledyne Technologies' employees, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies' active employees at its companies that do not perform government contract work. ATI transferred pension assets to fund the new Teledyne Technologies' defined benefit pension plan, which at the time of the transfer had assets in excess of liabilities.

     Teledyne Technologies also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne Technologies established its own 401(k) plan effective April 1, 2000. The costs associated with these plans were $3.1 million, $2.8 million, and $3.1 million, for 2000, 1999 and 1998, respectively.

     The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for eligible retirees.

     The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies' defined benefit pension plans and postretirement benefit plans for 2000, 1999 and 1998 (in millions):

                                               PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                          --------------------------    -----------------------
                                           2000      1999      1998     2000     1999     1998
                                          ------    ------    ------    -----    -----    -----
Service cost -- benefits earned during
  the period............................  $ 12.9    $ 12.7    $ 12.8    $ 0.1    $ 0.4    $ 0.3
Interest cost on benefit obligation.....    25.1      23.6      22.6      0.9      1.8      1.7
Expected return on plan assets..........   (38.7)    (35.9)    (32.4)      --       --       --
Amortization of net transition asset....    (6.4)     (6.4)     (6.4)      --       --       --
Amortization of prior service cost......     2.2       2.1       2.1     (0.4)    (0.4)    (0.4)
Recognized actuarial gain...............    (4.1)     (2.7)     (0.4)    (1.7)    (0.4)    (0.1)
                                          ------    ------    ------    -----    -----    -----
Net periodic benefit (income) expense...  $ (9.0)   $ (6.6)   $ (1.7)   $(1.1)   $ 1.4    $ 1.5
                                          ======    ======    ======    =====    =====    =====

     The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

                                                                               POSTRETIREMENT
                                                           PENSION BENEFITS       BENEFITS
                                                           ----------------    ---------------
                                                            2000      1999      2000     1999
                                                           ------    ------    ------    -----
Changes in benefit obligation:
Benefit obligation -- beginning of year..................  $367.0    $344.8    $ 27.1    $25.1
  Service cost -- benefits earned during the period......    12.9      12.7       0.1      0.3
  Interest cost on projected benefit obligation..........    25.1      23.6       0.9      1.8
  Actuarial (gain) loss..................................   (24.0)     (0.2)    (12.3)     0.7
  Benefits paid..........................................   (15.0)    (13.9)     (1.3)    (0.8)
                                                           ------    ------    ------    -----
Benefit obligation -- end of year........................  $366.0    $367.0    $ 14.5    $27.1
                                                           ======    ======    ======    =====

                       TELEDYNE TECHNOLOGIES INCORPORATED

     The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne Technologies' defined benefit pension plans (in millions):

                                                             PENSION BENEFITS
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Changes in plan assets:
Fair value of plan assets -- beginning of year.............  $437.7    $403.9
  Actual return on plan assets.............................    (4.4)     47.5
  Employer contribution....................................     0.1       0.2
  Benefits paid............................................   (15.0)    (13.9)
                                                             ------    ------
Fair value of plan assets -- end of year...................  $418.4    $437.7
                                                             ======    ======

     The weighted average discount rate used in determining the benefit obligations was 7.5% as of December 31, 2000 and 7.0% as of January 2, 2000. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5% in 2000 and 1999. The expected weighted average long-term rate of return on assets was 9.0% in 2000 and 1999.

     The following table sets forth the funded status and amounts recognized in Teledyne Technologies' consolidated balance sheets for the defined benefit pension plan and the postretirement benefit plan at year end 2000 and 1999 (in millions):

                                                                               POSTRETIREMENT
                                                          PENSION BENEFITS        BENEFITS
                                                          ----------------    ----------------
                                                           2000      1999      2000      1999
                                                          ------    ------    ------    ------
Funded status...........................................  $ 52.4    $ 70.7    $(14.5)   $(27.1)
Unrecognized net transition obligation (asset)..........    (4.7)    (11.1)       --        --
Unrecognized prior service cost.........................    14.1      15.4      (0.7)     (1.1)
Unrecognized net gain...................................   (68.1)    (89.7)    (16.0)     (5.4)
                                                          ------    ------    ------    ------
Net amount recognized...................................  $ (6.3)   $(14.7)   $(31.2)   $(33.6)
                                                          ======    ======    ======    ======
Prepaid benefit cost....................................  $ (6.3)   $(10.6)   $   --    $   --
Accrued benefit liability...............................      --      (5.5)    (31.2)    (33.6)
Intangible asset........................................      --       1.4        --        --
                                                          ------    ------    ------    ------
Net amount recognized...................................  $ (6.3)   $(14.7)   $(31.2)   $(33.6)
                                                          ======    ======    ======    ======

     The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10% in 2001 and was assumed to decrease to 5.5% by the year 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $44 thousand for 2000 and would result in an increase in the postretirement benefit obligation by $710 thousand at December 31, 2000. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $39 thousand for 2000 and would result in a decrease in the postretirement benefit obligation by $673 thousand at December 31, 2000.

NOTE 13. BUSINESS SEGMENTS
--------------------------------------------------------------------------------

     Effective January 1, 1998, Teledyne Technologies adopted the provisions of SFAS No. 131 -- "Disclosures about Segments of an Enterprise and Related Information." Teledyne Technologies operates in three business segments:
Electronics and Communications, Systems Engineering Solutions and Aerospace Engines and Components. The factors for determining the reportable segments were based on

                       TELEDYNE TECHNOLOGIES INCORPORATED
the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, through Teledyne Electronic Technologies, applies proprietary technology, advanced software and hardware design skills and manufacturing capabilities in data acquisition and communications, precision electronic devices and electronic manufacturing. The Systems Engineering Solutions segment, through Teledyne Brown Engineering, offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers. The Aerospace Engines and Components segment, through Teledyne Continental Motors, focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries.

     Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, net pension assets and other assets, including the net assets of discontinued operations in 1999 and 1998.

     Information on the Company's business segments was as follows (in millions):

                                                            2000      1999      1998
                          SALES                            ------    ------    ------
  Electronics and Communications.........................  $360.5    $340.7    $342.1
  Systems Engineering Solutions..........................   234.8     226.5     223.2
  Aerospace Engines and Components.......................   199.8     194.2     167.7
                                                           ------    ------    ------
Total sales..............................................  $795.1    $761.4    $733.0
                                                           ======    ======    ======

                    OPERATING PROFIT
  Electronics and Communications.........................  $ 38.7    $ 42.6    $ 42.6
  Systems Engineering Solutions..........................    17.9      20.2      20.5
  Aerospace Engines and Components.......................    15.8      24.8      22.2
                                                           ------    ------    ------
     Segment operating profit............................    72.4      87.6      85.3
     Corporate expense...................................   (15.3)     (8.8)     (7.8)
     Interest expense, net...............................    (5.3)     (0.8)       --
     Other income........................................     1.1       1.0       1.6
                                                           ------    ------    ------
Income before taxes......................................  $ 52.9    $ 79.0    $ 79.1
                                                           ======    ======    ======

              DEPRECIATION AND AMORTIZATION
  Electronics and Communications.........................  $  9.2    $  6.6    $  5.7
  Systems Engineering Solutions..........................     2.6       2.5       2.9
  Aerospace Engines and Components.......................     3.0       2.2       2.0
                                                           ------    ------    ------
Total depreciation and amortization......................  $ 14.8    $ 11.3    $ 10.6
                                                           ======    ======    ======

                  CAPITAL EXPENDITURES
  Electronics and Communications.........................  $ 21.4    $ 13.5    $ 10.3
  Systems Engineering Solutions..........................     3.7       2.0       2.6
  Aerospace Engines and Components.......................     5.6      12.8       3.8
                                                           ------    ------    ------
Total capital expenditures...............................  $ 30.7    $ 28.3    $ 16.7
                                                           ======    ======    ======

                   IDENTIFIABLE ASSETS
  Electronics and Communications.........................  $145.9    $109.0    $ 96.2
  Systems Engineering Solutions..........................    67.4      62.2      63.4
  Aerospace Engines and Components.......................    63.9      62.0      42.3
  Corporate..............................................    73.7      80.2      44.5
                                                           ------    ------    ------
Total identifiable assets................................  $350.9    $313.4    $246.4
                                                           ======    ======    ======

                       TELEDYNE TECHNOLOGIES INCORPORATED

     The Company's backlog of confirmed orders was approximately $339.2 million at December 31, 2000, $348.0 million at January 2, 2000 and $363.7 million at January 3, 1999.

     Information on the Company's sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

                                                            2000      1999      1998
                                                           ------    ------    ------
     Electronics and Communications......................  $ 97.5    $101.1    $102.4
     Systems Engineering Solutions.......................   198.4     185.4     159.2
     Aerospace Engines and Components....................    51.4      47.5      33.3
                                                           ------    ------    ------
Total U.S. Government sales..............................  $347.3    $334.0    $294.9
                                                           ======    ======    ======

     Sales to the U.S. Government included sales to the Department of Defense of $246.8 million in 2000, $232.1 million in 1999 and $200.1 million in 1998.

     Total international sales were $135.2 million in 2000, $136.9 million in 1999 and $164.2 million in 1998. Of these amounts, sales by operations in the United States to customers in other countries were $119.2 million in 2000, $119.9 million in 1999 and $150.5 million in 1998. There were no sales to individual countries outside of the United States in excess of 10% of the Company's net sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

NOTE 14. COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

     Rental expense, under operating leases, net of sublease income, was $8.4 million in 2000, $9.9 million in 1999 and $10.4 million in 1998. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year as of December 31, 2000, were as follows (in millions): $7.6 in 2001, $4.3 in 2002, $2.3 in 2003, $1.4 in 2004, $1.4 in 2005 and $8.4 thereafter.

     The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws. The Company has been identified as a potentially responsible party at approximately 15 such sites, excluding those at which the Company believes it has no future liability.

     In accordance with the Company's accounting policy disclosed in Note 2, environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company's liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company's accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company's results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company's financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to

                       TELEDYNE TECHNOLOGIES INCORPORATED
environmental matters will not have a material adverse effect on the Company's financial condition or results of operations.

     At December 31, 2000, the Company's reserves for environmental remediation obligations totaled approximately $2.3 million, of which approximately $497 thousand were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

     In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI's stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures.

     The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If the Company were required to so

                       TELEDYNE TECHNOLOGIES INCORPORATED
indemnify ATI, such an obligation could have a material adverse effect on its financial condition, results of operations and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount.

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

                       TELEDYNE TECHNOLOGIES INCORPORATED

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

     The following is Teledyne Technologies' quarterly information (in millions, except per-share amounts):

                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
FISCAL YEAR 2000(a)(b)
SALES........................................    $195.4         $202.3         $201.1         $196.3
GROSS PROFIT.................................    $ 54.9         $ 55.4         $ 55.7         $ 49.5
NET INCOME FROM CONTINUING OPERATIONS........    $ 10.3         $  2.8         $  9.7         $  9.1
DISCONTINUED OPERATIONS, NET OF TAX..........      (0.1)           0.3            0.1            0.1
                                                 ------         ------         ------         ------
NET INCOME...................................    $ 10.2         $  3.1         $  9.8         $  9.2
                                                 ======         ======         ======         ======
BASIC EARNINGS PER SHARE:
  Continuing operations......................    $ 0.38         $ 0.10         $ 0.33         $ 0.29
  Discontinued operations....................        --           0.01             --             --
                                                 ------         ------         ------         ------
BASIC EARNINGS PER SHARE.....................    $ 0.38         $ 0.11         $ 0.33         $ 0.29
                                                 ======         ======         ======         ======
DILUTED EARNINGS PER SHARE:
  Continuing operations......................    $ 0.38         $ 0.10         $ 0.32         $ 0.28
  Discontinued operations....................        --           0.01             --             --
                                                 ------         ------         ------         ------
DILUTED EARNINGS PER SHARE...................    $ 0.38         $ 0.11         $ 0.32         $ 0.28
                                                 ======         ======         ======         ======
FISCAL YEAR 1999(a)(b)(c)
Sales........................................    $191.0         $184.4         $195.0         $191.0
Gross profit.................................    $ 49.0         $ 48.1         $ 58.3         $ 53.9
Net Income from continuing operations........    $ 11.5         $  9.4         $ 13.2         $ 13.1
Discontinued operations, net of tax..........       0.4            0.8            0.6             --
                                                 ------         ------         ------         ------
Net Income...................................    $ 11.9         $ 10.2         $ 13.8         $ 13.1
                                                 ======         ======         ======         ======
Basic and diluted earnings per share:
  Continuing operations......................    $ 0.42         $ 0.34         $ 0.48         $ 0.49
  Discontinued operations....................      0.01           0.03           0.02             --
                                                 ------         ------         ------         ------
Basic and diluted earnings per share.........    $ 0.43         $ 0.37         $ 0.50         $ 0.49
                                                 ======         ======         ======         ======

---------------
(a) Reflects Teledyne Cast Parts as a discontinued operation.

(b) Includes pretax charges of $12 million and $3 million in the second quarters of 2000 and 1999, respectively, for product recall reserves. The fourth quarter of 2000 included $2.2 million of pretax charges for receivables and cost adjustments.

(c) Teledyne Technologies spun-off from ATI effective November 29, 1999.

                                                                     SCHEDULE II

                       TELEDYNE TECHNOLOGIES INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
 FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3,
                                      1999
                                 (IN MILLIONS)

                                                       ADDITIONS
                                              ---------------------------
                                 BALANCE AT   CHARGED TO
                                 BEGINNING    COSTS AND      CHARGED TO                      BALANCE AT
          DESCRIPTION            OF PERIOD     EXPENSES    OTHER ACCOUNTS   DEDUCTIONS(A)   END OF PERIOD
          -----------            ----------   ----------   --------------   -------------   -------------
FISCAL 2000
RESERVE FOR DOUBTFUL
  ACCOUNTS.....................     $3.3         0.1             --             (1.4)           $2.0
FISCAL 1999
Reserve for doubtful
  accounts.....................     $2.8         0.5             --               --            $3.3
FISCAL 1998
Reserve for doubtful
  accounts.....................     $3.1         1.4             --             (1.7)           $2.8

---------------
(a) The 2000 amount primarily represents the collection of an account previously reserved for and the 1998 amount represents write-offs of doubtful accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2001.

                                          Teledyne Technologies Incorporated
                                          (Registrant)

                                          By:     /s/ ROBERT MEHRABIAN
                                            ------------------------------------
                                                      Robert Mehrabian
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               /s/ ROBERT MEHRABIAN                      Chairman, President and      February 26, 2001
---------------------------------------------------      Chief Executive Officer
                 Robert Mehrabian                     (Principal Executive Officer)
                                                              and Director

              /s/ ROBERT J. NAGLIERI                    Senior Vice President and     February 26, 2001
---------------------------------------------------      Chief Financial Officer
                Robert J. Naglieri                    (Principal Financial Officer)

              /s/ DALE A. SCHNITTJER                           Controller             February 26, 2001
---------------------------------------------------  (Principal Accounting Officer)
                Dale A. Schnittjer

                         *                                      Director              February 26, 2001
---------------------------------------------------
                 Robert P. Bozzone

                         *                                      Director              February 26, 2001
---------------------------------------------------
                Paul S. Brentlinger

                         *                                      Director              February 26, 2001
---------------------------------------------------
                 Frank V. Cahouet

                         *                                      Director              February 26, 2001
---------------------------------------------------
                  Diane C. Creel

                         *                                      Director              February 26, 2001
---------------------------------------------------
                 C. Fred Fetterolf

                         *                                      Director              February 26, 2001
---------------------------------------------------
              Charles J. Queenan, Jr.

                         *                                      Director              February 26, 2001
---------------------------------------------------
                 Michael T. Smith

             *By /s/ MELANIE S. CIBIK
  ----------------------------------------------
                 Melanie S. Cibik
           Pursuant to Power of Attorney
                filed as Exhibit 24

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
   2.1   Separation and Distribution Agreement dated as of November
         29, 1999 by and among Allegheny Teledyne Incorporated, TDY
         Holdings, LLC, Teledyne Industries, Inc. and Teledyne
         Technologies Incorporated (incorporated by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K
         dated as of November 29, 1999 (File No. 1-15295))
   3.1   Restated Certificate of Incorporation of Teledyne
         Technologies Incorporated (including Certificate of
         Designation of Series A Junior Participating Preferred
         Stock) (incorporated by reference to Exhibit 3.1 to the
         Company's Annual Report on Form 10-K for the year ended
         January 2, 2000 (File No. 1-15295))
   3.2   Amended and Restated Bylaws of Teledyne Technologies
         Incorporated (incorporated by reference to Exhibit 3.2 to
         the Company's Annual Report on Form 10-K for the year ended
         January 2, 2000 (File No. 1-15295))
   4.1   Rights Agreement dated as of November 29, 1999 between
         Teledyne Technologies Incorporated and ChaseMellon
         Shareholder Services, L.L.C. (incorporated by reference to
         Exhibit 4.1 to the Company's Current Report on Form 8-K
         dated as of November 29, 1999 (File No. 1-15295))
   4.2   Credit Agreement dated as of October 29, 1999 among
         Allegheny Teledyne Incorporated, Teledyne Technologies
         Incorporated, Bank of America, N.A., as Administrative
         Agent, Swing Line Lender and Issuing Lender, and the other financial institutions party thereto (incorporated by
         reference to Exhibit 4.2 to the Company's Annual Report on
         Form 10-K for the year ended January 2, 2000 (File No.
         1-15295))
   4.3   First Amendment to the Credit Agreement dated as of November
         10, 1999 (incorporated by reference to Exhibit 4.3 to the
         Company's Annual Report on Form 10-K for the year ended
         January 2, 2000 (File No. 1-15295))
   4.4   Second Amendment to the Credit Agreement dated as of July
         28, 2000 (incorporated by reference to Exhibit 4 to the
         Company's Form 10-Q for the quarter ended July 2, 2000 (File
         No. 1-15295)).
  10.1   Tax Sharing and Indemnification Agreement between Allegheny
         Teledyne Incorporated and Teledyne Technologies Incorporated
         (incorporated by reference to Exhibit 10.1 to the Company's
         Current Report on Form 8-K dated as of November 29, 1999
         (File No. 1-15295))
  10.2   Interim Services Agreement between Allegheny Teledyne
         Incorporated and Teledyne Technologies Incorporated
         (incorporated by reference to Exhibit 10.2 to the Company's
         Current Report on Form 8-K dated as of November 29, 1999
         (File No. 1-15295))
  10.3   Employee Benefits Agreement between Allegheny Teledyne
         Incorporated and Teledyne Technologies Incorporated
         (incorporated by reference to Exhibit 10.3 to the Company's
         Current Report on Form 8-K/A (Amendment No. 1) dated as of
         November 29, 1999 (File No. 1-15295))+
  10.4   Trademark License Agreement between Allegheny Teledyne
         Incorporated and Teledyne Technologies Incorporated
         (incorporated by reference to Exhibit 10.4 to the Company's
         Current Report on Form 8-K dated as of November 29, 1999
         (File No. 1-15295))
  10.5   Teledyne Technologies Incorporated 1999 Incentive Plan
         (incorporated by reference to Exhibit 10.5 to the Company's
         Annual Report on Form 10-K for the year ended January 2,
         2000 (File No. 1-15295))+
  10.6   Teledyne Technologies Incorporated 1999 Non-Employee
         Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K
         for the year ended January 2, 2000 (File No. 1-15295))+

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  10.7   Amendment No. 1 to Teledyne Technologies Incorporated 1999
         Non-Employee Director Stock Compensation Plan*+
  10.8   Amendment No. 2 to Teledyne Technologies Incorporated 1999
         Non-Employee Director Stock Compensation Plan*+
  10.9   Employment Agreement dated as of December 31, 1999 between
         Robert Mehrabian and Teledyne Technologies Incorporated
         (incorporated by reference to Exhibit 10.8 to the Company's
         Annual Report on Form 10-K for the year ended January 2,
         2000 (File No. 1-15295))+
  10.10  Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (File No.
         1-15295) and with respect to Robert J. Naglieri incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-Q for the quarter ended October 1, 2000 (File No.
         1-5295))+
  10.11  Teledyne Technologies Incorporated Executive Deferred
         Compensation Plan (incorporated by reference to Exhibit
         10.10 to the Company's Annual Report on Form 10-K for the
         year ended January 2, 2000 (File No. 1-15295))+
  10.12  Amendment No. 1 to Teledyne Technologies Incorporated
         Executive Deferred Compensation Plan*+
  10.13  Amendment No. 2 to Teledyne Technologies Incorporated
         Executive Deferred Compensation Plan*+
  10.14  Teledyne Technologies Incorporated Pension
         Equalization/Benefit Restoration Plan (incorporated by
         reference to Exhibit 10.11 to the Company's Annual Report on
         Form 10-K for the year ended January 2, 2000 (File No.
         1-15295))+
  10.15  Severance Agreement and General Release between Nickolas L.
         Blauwiekel and the Company, together with Waiver & Release under the Age Discrimination in Employment Act*+
  21     Significant Subsidiary of Teledyne Technologies
         Incorporated*
  23     Consent of Ernst & Young LLP*
  24     Power of Attorney*

---------------
* Filed herewith.

+ Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.