Form 10-Q
period 2001-04-01
TELEDYNE TECHNOLOGIES INC
filed 2001-05-11
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 1-15295

_____________________

TELEDYNE TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	25-1843385

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2049 Century Park East, Suite 1500 Los Angeles, California	90067-3101

(Address of principal executive offices)	(Zip Code)

(310) 277-3311
(Registrant’s telephone number, including area code)

_____________________

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [   ]

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 1, 2001

Common Stock, $.01 par value per share	31,669,968 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
APRIL 1, 2001 AND DECEMBER 31, 2000
(Amounts in millions, except share amounts)

	April 1,	December 31,
	2001	2000

	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$4.6	$14.9

Receivables, net	120.9	118.5

Inventories, net	81.3	65.2

Deferred income taxes, net	13.1	16.9

Prepaid income taxes	13.6	1.2

Prepaid expenses, note receivable and other	6.5	6.1

Total Current Assets	240.0	222.8

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $116.0 at April 1, 2001 and $111.8 at December 31, 2000	78.2	74.0

Deferred income taxes, net	25.8	27.0

Cost in excess of net assets acquired, net	7.4	7.6

Other assets	23.1	19.5

Total Assets	$374.5	$350.9

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$56.7	$58.7

Accrued liabilities	54.0	56.5

Total Current Liabilities	110.7	115.2

Long-term debt	27.7	—

Net unrecognized actuarial gains on pension obligation	2.7	5.2

Accrued postretirement benefits	30.8	31.2

Other	33.1	36.2

Total Liabilities	205.0	187.8

Stockholders’ Equity

Common stock, $0.01 par value; outstanding shares 31,669,968 at April 1, 2001 (net of 3,576 treasury shares) and 31,586,735 at December 31, 2000	0.3	0.3

Additional paid-in capital	125.7	124.8

Retained earnings	42.8	37.9

Accumulated other comprehensive income	0.7	0.1

Total Stockholders’ Equity	169.5	163.1

Total Liabilities and Stockholders’ Equity	$374.5	$350.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter

	2001	2000

Sales	$189.7	$195.4

Costs and expenses

Cost of sales	146.3	140.5

Selling, general and administrative expenses	35.3	36.1

	181.6	176.6

Operating profit	8.1	18.8

Interest and debt expense, net	0.3	1.8

Other income	0.1	0.1

Earnings from continuing operations before income taxes	7.9	17.1

Provision for income taxes	3.1	6.8

Income from continuing operations	4.8	10.3

Discontinued operations, net of tax	—	(0.1)

Net Income	$4.8	$10.2

Diluted earnings per common share:

Continuing operations	$0.15	$0.38

Discontinued operations	—	—

Diluted earnings per common share	$0.15	$0.38

Weighted average diluted common shares outstanding	32.5	27.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2001 AND APRIL 2, 2000
(Unaudited — Amounts in millions)

	First Quarter

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Net income from continuing operations	$4.8	$10.3

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	5.4	4.1

Deferred income taxes	5.0	(2.6)

Changes in operating assets and liabilities:

Increase in accounts receivables	(2.4)	(11.7)

Increase in inventories	(16.1)	(0.1)

Increase in prepaid expenses and other assets	(0.5)	—

Increase (decrease) in accounts payable	(2.0)	3.6

Increase (decrease) in accrued liabilities	(2.5)	6.7

(Increase) decrease in prepaid income taxes, net	(12.3)	4.7

Decrease in other long-term liabilities	(2.2)	—

Decrease in accrued pension obligation	(2.5)	(2.3)

Decrease in accrued postretirement benefits	(0.5)	(0.3)

Other operating, net	0.8	(0.7)

	(25.0)	11.7

Net cash flow from discontinued operations	(0.9)	2.4

Net cash (used) provided by operating activities	(25.9)	14.1

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(9.4)	(3.1)

Other investing, net	(3.6)	(0.3)

	(13.0)	(3.4)

Investing cash flow from discontinued operations	—	(0.4)

Net cash used by investing activities	(13.0)	(3.8)

CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from (repayments of) revolving credit agreement	27.7	(13.5)

Proceeds from issuance of common stock	0.9	0.7

Net cash provided (used) by financing activities	28.6	(12.8)

Decrease in cash and cash equivalents	(10.3)	(2.5)

Cash and cash equivalents—beginning of period	14.9	7.1

Cash and cash equivalents—end of period	$4.6	$4.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 1, 2001

1.   General

The accompanying unaudited consolidated condensed financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (2000 Form 10-K).

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies’ consolidated financial position as of April 1, 2001, and the consolidated results of operations and cash flows for the quarterly period then ended. The results of operations and cash flows for the period ended April 1, 2001, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2001 presentation.

Effective November 29, 1999, Teledyne Technologies became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), of the Company’s Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the spin-off).

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment. The consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. Sales for Teledyne Cast Parts were $8.1 million for the first quarter of 2000.

2.   Comprehensive Income

Teledyne Technologies’ comprehensive income is composed of net income and foreign currency translation adjustments. Teledyne Technologies’ comprehensive income was $5.4 million and $10.0 million for the first quarter of 2001 and 2000, respectively.

3.   Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	First Quarter

	2001	2000

BASIC EARNINGS PER SHARE

Income from continuing operations applicable to common stock	$4.8	$10.3

Discontinued operations, net of tax	—	(0.1)

Net income applicable to common stock	$4.8	$10.2

Weighted average common shares outstanding	31.6	26.8

BASIC EARNINGS PER COMMON SHARE:

Continuing operations	$0.15	$0.38

Discontinued operations	—	—

Basic earnings per common share	$0.15	$0.38

DILUTED EARNINGS PER SHARE

Income from continuing operations applicable to common stock	$4.8	$10.3

Discontinued operations, net of tax	—	(0.1)

Net income applicable to common stock	$4.8	$10.2

Weighted average common shares outstanding	31.6	26.8

Dilutive effect of exercise of options outstanding	0.9	0.3

Weighted average diluted common shares outstanding	32.5	27.1

DILUTED EARNINGS PER COMMON SHARE:

Continuing operations	$0.15	$0.38

Discontinued operations	—	—

Diluted earnings per common share	$0.15	$0.38

4.   Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at April 1, 2001. Cash equivalents totaled $11.6 million at December 31, 2000.

5.   Inventories

Inventories are primarily valued under the LIFO method. The valuation of LIFO inventory for interim periods is based on management’s estimates of year-end inventory levels and costs. Inventories consist of the following (amounts in millions):

Balance at	April 1, 2001	December 31, 2000

Raw materials and supplies	$32.9	$29.6

Work in process	67.2	59.4

Finished goods	15.4	12.1

	115.5	101.1

Progress payments	(3.2)	(4.0)

LIFO reserve	(31.0)	(31.9)

Total inventories, net	$81.3	$65.2

6.   Supplemental Balance Sheet Information

Accrued liabilities included salaries and wages of $25.9 million and $27.4 million at April 1, 2001 and December 31, 2000, respectively. Other long-term liabilities included reserves for self-insurance, the long-term portion of product recall and environmental reserves.

7.   Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2000 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on results of operations for that period. Additionally, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At April 1, 2001, the Company’s reserves for environmental remediation obligations totaled approximately $2.3 million, of which approximately $549 thousand were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At April 1, 2001, $24.1 million of the net proceeds remained to be used.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

8.   Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	First Quarter

	2001	2000

Sales:

Electronics and Communications	$89.1	$85.7

Systems Engineering Solutions	61.8	57.2

Aerospace Engines and Components(a)	38.8	52.5

Total sales	$189.7	$195.4

Operating Profit:

Electronics and Communications	$6.1	$9.5

Systems Engineering Solutions	4.5	5.6

Aerospace Engines and Components(a)	0.9	7.6

Segment operating profit	11.5	22.7

Corporate expense	(3.4)	(4.1)

Interest and debt expense, net	(0.3)	(1.8)

Other income	0.1	0.3

Income from continuing operations before income taxes	7.9	17.1

Provision for income taxes	3.1	6.8

Income from continuing operations	4.8	10.3

Discontinued operations, net of tax	—	(0.1)

Net income	$4.8	$10.2

(a)	The 2000 results were restated to reflect Teledyne Cast Parts as a discontinued operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ first quarter 2001 sales were $189.7 million, compared with sales of $195.4 million for the same period in 2000. Income from continuing operations was $4.8 million ($0.15 per diluted share) for the first quarter, compared with income from continuing operations of $10.3 million ($0.38 per diluted share) for the first quarter of 2000. Net income for the first quarter of 2001 was $4.8 million ($0.15 per diluted share), compared with net income of $10.2 million ($0.38 per diluted share) for the first quarter of 2000.

The decrease in sales reflected significantly lower sales in the Aerospace Engines and Components segment, partially offset by higher sales in both the Electronics and Communications and Systems Engineering Solutions segments.

The decrease in earnings in the first quarter of 2001, compared with the first quarter of 2000, reflected lower operating profit in each operating segment. Net pension income for the first quarter of 2001 was $2.4 million, compared with net pension income of $2.2 million for the first quarter of 2000. Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) was $13.6 million and $23.0 million for the first quarters of 2001 and 2000, respectively.

Cost of sales as a percentage of sales was higher in the first quarter of 2001, compared with the first quarter of 2000, for both the Electronics and Communications and the Aerospace Engines and Components segments. The higher cost of sales percentage for the Electronics and Communications segment reflected spending associated with optoelectronic and wireless growth initiatives. The higher cost of sales percentage for the Aerospace Engines and Components segment reflected the impact of semi-fixed and fixed overhead costs with significantly lower sales and sales mix differences. The Company’s effective tax rate for both the first quarter of 2001 and first quarter of 2000 was 39.7 percent.

Teledyne Technologies intends to continue to follow its long-term strategy of maintaining leadership positions in niche markets while investing in selected growth initiatives; however, it is responding to the current economic environment by accelerating efforts to reduce Teledyne Technologies overall cost structure, monitoring asset utilization, and striving for improved cash management. Teledyne Technologies has reduced its total workforce by 300 people, including salaried and hourly employees, or approximately 5%.

Other specific actions that the Company intends to undertake to improve operating performance include:

•	Exiting non-core, under-performing businesses

•	Consolidating and realigning operations and management

•	Increasing the use of lean manufacturing cells

•	Improving supply chain management

•	Making additional workforce reductions

As a result of these actions, Teledyne Technologies expects to record a pre-tax charge of approximately $5 million to $10 million in the second quarter of 2001.

In the Electronics and Communications segment the Company recently reduced headcount in certain electronics businesses that have been affected by current market conditions. In addition, Teledyne Technologies is reviewing capital spending plans and foresees opportunities for facility consolidations. Further, the Company plans to exit certain non-core product lines and drive productivity improvements across the segment.

In the Systems Engineering Solutions segment the Company continues to focus on core government services businesses. In the second quarter, Teledyne Technologies expects to close the sale of two non-core product lines within this segment. In addition, the Company continues to explore various strategic alternatives aimed at creating shareholder value with its Energy Systems business.

In the Aerospace Engines and Components segment the Company recently reduced headcount by 214 or approximately 21%. Teledyne Continental Motors’ piston engine business unit has introduced automated manufacturing cells that should permit production efficiencies as market conditions improve. Teledyne Continental Motors has also realigned its cost structure and is aggressively reducing controllable expenses.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First Quarter

	2001	2000

Sales:

Electronics and Communications	$89.1	$85.7

Systems Engineering Solutions	61.8	57.2

Aerospace Engines and Components(a)	38.8	52.5

Total sales	$189.7	$195.4

Operating Profit:

Electronics and Communications	$6.1	$9.5

Systems Engineering Solutions	4.5	5.6

Aerospace Engines and Components(a)	0.9	7.6

Total segment operating profit	$11.5	$22.7

(a)	The 2000 results were restated to reflect Teledyne Cast Parts as a discontinued operation.

Electronics and Communications

The Electronics and Communications segment first quarter sales were $89.1 million, up 4.0% from 2000 first quarter sales of $85.7 million. First quarter operating profit was $6.1 million, compared with $9.5 million in the first quarter of 2000. The first quarter of 2001 includes $5.1 million of costs associated with optoelectronic and wireless growth initiatives, while there was no similar impact in the first quarter of 2000.

First quarter sales, compared with the same period in 2000, grew in business and commuter aircraft communications equipment, microwave products, and optoelectronics partially offset by lower electronic manufacturing services sales. Orders for business and commuter aircraft communications equipment and microwave products remain strong. The Company continues to see weakness in demand for electronic manufacturing services and commercial electronic products, especially relays used in semiconductor test equipment. Operating profit reflects improvements in business and commuter aircraft communications equipment and microwave product sales partially offset by lower electronic manufacturing services sales.

Systems Engineering Solutions

The Systems Engineering Solutions segment first quarter sales were $61.8 million, up 8.0% from 2000 first quarter sales of $57.2 million. First quarter operating profit was $4.5 million, compared with $5.6 million in the first quarter of 2000.

First quarter sales, compared with the same period in 2000, reflect growth in systems engineering integration, aerospace programs, energy systems and additional work with small businesses partially offset by continuing weak orders for our marine products for the petroleum exploration market. Operating profit reflects the sales differences and start-up costs and attendant inefficiencies within environmental programs, including the relocation of a lab. Additionally, operating profit for the first quarter of 2000 reflected a gain of $1.4 million in the Company’s chemical weapons demilitarization business related to additional program funding, which was partially offset by lower profit due to a writedown of approximately $0.9 million in our process control software business.

Aerospace Engines and Components

The Aerospace Engines and Components segment first quarter sales were $38.8 million, compared with $52.5 million in the first quarter of 2000. First quarter operating profit was $0.9 million, compared with $7.6 million in the first quarter of 2000.

First quarter sales, compared with the same period in 2000, reflect some growth in OEM engines. However, we continue to see significant weakness in the order levels for aftermarket piston engine and high-margin piston engine spare parts. Turbine engine sales are lower than the same period in 2000 due to, as previously disclosed, reduced spare part sales resulting from these parts no longer being on the military critical shortage list, reduced foreign demand for HARPOON missiles and reduced development work. Operating profit reflects the lower level of sales. Cost containment measures, including workforce reductions, have been made as a result of these reduced business levels.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash used by operating activities from continuing operations was $25.0 million for the first quarter of 2001, compared with net cash provided of $11.7 million for the same period of 2000. The 2001 amount reflected lower net income, higher income tax payments due to the payment in 2000 of a one-month liability for the end of 1999 compared to the payment in 2001 for the final required tax payment for the twelve months of 2000 and higher inventory balances, partially offset by a lower increase in accounts receivable, compared to the first quarter of 2000. The $0.9 million in cash used by discontinued operations primarily reflected the payment of a purchase price adjustment as previously disclosed.

During the first quarter 2001, prepaid income taxes increased by $12.3 million, while during the first quarter of 2000 income taxes payable increased by $4.7 million due to the timing of required tax payments.

Working capital increased to $129.3 million at the end of the first quarter of 2001, compared with $107.6 million at the end of the 2000. The increase in working capital was primarily due to higher inventory balances and higher prepaid income taxes.

The higher balance in inventory reflected an increase in government orders with a resulting increase in inventory for the Electronics and Communications segment as well as inventory on hand in anticipation of orders that have been delayed or have not yet been received, in the Electronics and Communications and Aerospace Engines and Components segments, due to the current economic slowdown.

Teledyne Technologies’ net cash used by investing activities from continuing operations was $13.0 million and $3.4 million for the first quarter of 2001 and 2000, respectively, and was primarily for capital expenditures. Capital expenditures were $9.4 million for the first quarter of 2001, compared with $3.1 million for the first quarter of 2000. The first quarter of 2001 capital spending included $5.3 million of capital expenditures that were committed in 2000.

Financing activities provided net cash of $28.6 million in the first quarter of 2001, compared with cash used of $12.8 million for the same quarter of 2000. The 2001 amount primarily reflected borrowings under the revolving credit agreement while the 2000 amount primarily reflected net payments against the revolving credit agreement.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2001. Teledyne Technologies currently expects to spend approximately $30 million on its capital spending program in 2001.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At April 1, 2001 Teledyne Technologies had $27.7 million outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing under the credit facility was $172.3 million at April 1, 2001, compared with $200 million at year end 2000. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits the declaration of dividends or making other specified payments in amounts exceeding 25 percent of cumulative net income after the effective date of the credit agreement (which was $10.7 million as of April 1, 2001).

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At April 1, 2001, $24.1 million of the net proceeds remained to be used.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133—“Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In 1999, the FASB issued SFAS No. 137—“Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133,” which defers the effective date of SFAS No. 133 for one year. In June 2000, the FASB issued SFAS No. 138—“Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of SFAS No. 133,” which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. Teledyne Technologies’ adoption of SFAS No. 133 as amended, effective January 1, 2001, did not have a material impact Teledyne Technologies’ financial position or results of operations. See “Item 3 Quantitative and Qualitative Disclosures About Market Risk”.

Outlook

The Company expects stable, but modest, revenue growth in the majority of our government businesses that represent approximately 45% of total revenue. In addition, we do not expect current market conditions to significantly affect the outlook for certain long-cycle commercial electronics businesses, such as aircraft communications systems.

Teledyne Technologies continues to see the overall weakness in the economy affecting our near-term revenue and profit performance in certain electronics markets. Based on a lack of revenue visibility and recent comments by several customers in the semiconductor and telecommunication industries, we are not forecasting any improvement and early signs indicate some deterioration in the demand for our products.

The widely reported downturn in demand for optical components is expected to negatively impact our contract manufacturing sales of legacy products for the balance of 2001. Reduced demand is increasingly causing our customers to cancel or delay orders, especially for components used in lower data rate applications. Based on our current backlog, we expect optoelectronics revenue in 2001 to be approximately $15 million to $20 million. Given the slower than previously anticipated revenue ramp-up, the Company does not expect break-even operating profit for its optoelectronics business unit until the first half of 2002. Teledyne Technologies remains cautiously optimistic about the long-term potential of this market because our customers are increasingly engaging us for the development and prototype manufacturing of new OC-192 and OC-768 components. Production for some of these next-generation products is anticipated to increase in the coming quarters.

Teledyne Technologies currently forecasts year-over-year revenue growth in 2001 of between 4% and 8% for our Electronics and Communications segment and revenue growth of between 3% and 5% for our Systems Engineering Solutions segment. However, based on the current level of orders for aftermarket piston engines and high-margin piston engine spare parts, coupled with the previously announced events in the turbine engine market, we forecast a year-over-year revenue decline of 15% to 25% for our Aerospace Engines and Components segment.

Although the outlined restructuring activities should improve profitability in each of the following quarters, we currently do not expect operating profit to improve at the rates previously forecast. Based on our current outlook, we now estimate that second quarter and full year 2001 earnings per share, excluding one-time charges, will be in the range of approximately $0.16 to $0.18 and $0.70 to $0.80, respectively.

Safe Harbor Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital investments and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of orders and acceptance of fiber optic and other products by customers (including service providers), continued outsourced manufacturing of optoelectronic products, the extent and timing of cost reduction efforts and any facility consolidations, funding and continuation of government programs and economic and political conditions, could change the anticipated results. The individual actions underway to improve operating performance are subject to many variables as well. No assurances can be given as to the Company’s ability to execute timely all or some of these actions or the aggregate result. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ 2000 Annual Report on Form 10-K under the caption “Risk Factors”. The Company assumes no duty to update forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2000 Annual Report on Form 10-K. At April 1, 2001, there were no hedging contracts outstanding.

PART II   OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

In the third quarter of 2000, Teledyne Technologies received net proceeds of approximately $84.0 million from an underwritten public offering of 4,605,000 shares of its Common Stock. Such offering had been required to fulfill a material requirement of the IRS ruling issued to ATI in connection with the spin-off. The effective date of the applicable registration statement (No. 333-41982) was August 16, 2000.

In the 2000 Form 10-K, the Company described its use of the net proceeds through December 31, 2000 and stated $38.9 million of the net proceeds remained to be used at December 31, 2000. Consistent with the IRS ruling, in the first quarter of 2001, Teledyne Technologies spent: $14.4 million for product development and enhancements and process improvements; $9.4 million for capital and facility improvements; and $2.9 million for acquisitions and/or joint ventures. These spending levels have exceeded the Company’s average quarterly historical expenditures of $14.8 million for these types of uses. The increased spending level was funded from the net proceeds of the offering. At April 1, 2001, $24.1 million of the net proceeds remain to be used.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

10	Amended and Restated Employment Agreement dated April 25, 2001 between the Company and Robert Mehrabian*

*	Denotes management contract or compensatory plan.

     (b) Reports on Form 8-K

          Teledyne Technologies filed no Reports on Form 8-K during the quarter ended April 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 11, 2001	By:	/s/ Robert J. Naglieri

Robert J. Naglieri, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT No.	Description

10*	Amended and Restated Employment Agreement dated April 25, 2001 between the Company and Robert Mehrabian

*	Filed herewith