Form 10-Q
period 2001-07-01
TELEDYNE TECHNOLOGIES INC
filed 2001-08-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

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

Yes  [X]     No  [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 1, 2001

Common Stock, $.01 par value per share	31,710,960 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JULY 1, 2001 AND DECEMBER 31, 2000
(Amounts in millions, except share amounts)

	July 1,	December 31,
	2001	2000

	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$5.2	$14.9

Receivables, net	112.0	118.5

Inventories, net	72.1	65.2

Deferred income taxes, net	23.8	16.9

Prepaid income taxes	12.4	1.2

Prepaid expenses, note receivable and other	4.7	6.1

Total Current Assets	230.2	222.8

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $122.0 at July 1, 2001 and $111.8 at December 31, 2000	79.1	74.0

Deferred income taxes, net	23.9	27.0

Cost in excess of net assets acquired, net	5.8	7.6

Other assets	25.2	19.5

Total Assets	$364.2	$350.9

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$47.2	$58.7

Accrued liabilities	61.1	56.5

Total Current Liabilities	108.3	115.2

Long-term debt	38.0	—

Accrued pension obligation	0.1	5.2

Accrued postretirement benefits	30.1	31.2

Other	28.7	36.2

Total Liabilities	205.2	187.8

Stockholders’ Equity

Common stock, $0.01 par value; outstanding shares 31,710,960 at July 1, 2001 (net of 6,854 treasury shares) and 31,586,735 at December 31, 2000	0.3	0.3

Additional paid-in capital	126.2	124.8

Retained earnings	32.4	37.9

Accumulated other comprehensive income	0.1	0.1

Total Stockholders’ Equity	159.0	163.1

Total Liabilities and Stockholders’ Equity	$364.2	$350.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months

	2001	2000	2001	2000

Sales	$184.0	$202.3	$373.7	$397.7

Costs and expenses

Cost of sales	147.9	146.9	294.2	287.4

Selling, general and administrative expenses	37.9	49.3	73.2	85.4

Asset impairment charge	7.4	—	7.4	—

Restructuring and other charges	8.7	—	8.7	—

	201.9	196.2	383.5	372.8

Operating profit (loss)	(17.9)	6.1	(9.8)	24.9

Interest and debt expense, net	0.8	1.8	1.1	3.6

Other income	1.8	0.3	1.9	0.4

Income (loss) from continuing operations before income taxes	(16.9)	4.6	(9.0)	21.7

Provision (benefit) for income taxes	(6.7)	1.8	(3.6)	8.6

Income (loss) from continuing operations	(10.2)	2.8	(5.4)	13.1

Discontinued operations, net of tax	(0.2)	0.3	(0.2)	0.2

Net income (loss)	$(10.4)	$3.1	$(5.6)	$13.3

BASIC EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) from continuing operations	$(0.32)	$0.10	$(0.17)	$0.48

Discontinued operations	(0.01)	0.01	(0.01)	0.01

Basic earnings (loss) per common share	$(0.33)	$0.11	$(0.18)	$0.49

Weighted average common shares outstanding	31.6	26.9	31.6	26.9

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) from continuing operations	$(0.32)	$0.10	$(0.17)	$0.48

Discontinued operations	(0.01)	0.01	(0.01)	0.01

Diluted earnings (loss) per common share	$(0.33)	$0.11	$(0.18)	$0.49

Weighted average diluted common shares outstanding	31.6	27.6	31.6	27.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2001 AND JULY 2, 2000
(Unaudited — Amounts in millions)

	Six Months

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss) from continuing operations	$(5.4)	$13.1

Adjustments to reconcile net income (loss) to net cash from operating activities:

Depreciation and amortization	10.5	7.8

Deferred income taxes	(3.8)	(4.4)

Noncash asset impairment, restructuring and other charges	15.6	—

Changes in operating assets and liabilities:

Decrease (increase) in accounts receivables	4.2	(14.3)

Increase in inventories	(17.7)	(6.0)

Decrease (increase) in prepaid expenses and other assets	2.3	(1.0)

Increase (decrease) in accounts payable	(11.6)	10.4

Increase in accrued liabilities	4.6	14.3

Increase in prepaid income taxes, net	(12.4)	(6.9)

Increase in long term assets	(2.0)	(1.4)

Increase (decrease) in other long-term liabilities	(7.1)	4.7

Decrease in accrued pension obligation	(5.1)	(4.7)

Decrease in accrued postretirement benefits	(1.1)	(1.1)

Other operating, net	0.3	(0.3)

	(28.7)	10.2

Net cash flow from discontinued operations	(1.3)	1.9

Net cash (used) provided by operating activities	(30.0)	12.1

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(17.3)	(9.3)

Proceeds from the sale of businesses/investments/property, plant and equipment	1.0	0.1

Investment in optical businesses	(2.5)	(0.5)

Other investing, net	(0.3)	—

	(19.1)	(9.7)

Investing cash flow from discontinued operations	—	(1.1)

Net cash used by investing activities	(19.1)	(10.8)

CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from (repayments of) revolving credit agreement	38.0	(6.0)

Proceeds from issuance of common stock	1.4	0.8

Net cash provided (used) by financing activities	39.4	(5.2)

Decrease in cash and cash equivalents	(9.7)	(3.9)

Cash and cash equivalents — beginning of period	14.9	7.1

Cash and cash equivalents — end of period	$5.2	$3.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 1, 2001

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies’ consolidated financial position as of July 1, 2001, and the consolidated results of operations for the three and six months then ended and the cash flows for the six months then ended. The results of operations and cash flows for the period ended July 1, 2001, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

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

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment. The prior year consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. Sales for Teledyne Cast Parts were $16.4 million for the first six months of 2000.

The second quarter of 2001 Teledyne Technologies recorded pretax charges of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). Teledyne Technologies’ 2001 second quarter pretax charge includes plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: lighting and display products; industrial solid state relays; and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also plans to exit certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

The 2001 pretax charges of $26.4 million are comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.7 million, of which $6.1 million is for employee termination benefits. The Company plans to reduce its total workforce by 14% by year-end. Teledyne Technologies reduced headcount by 207 in the second quarter, bringing reductions since January 1, 2001, to 507 employees or 9% of its total workforce. The Company expects an additional workforce reduction in the second half of the fiscal year of 290 employees from its Electronics and Communications segment. The Company’s plan for consolidation and downsizing of manufacturing operations includes actions in the Electronics and Communications segment domestic locations as well as in a United Kingdom facility. The remainder of the restructuring charge is for consolidation expenses of $1.2 million; non-cancelable lease expenses of $0.5 million; and $0.9 million of transaction costs for the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.4 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. The Company also recorded a pretax charge of $10.0 million in cost of sales for the write off of inventory from discontinued product lines ($4.7 million) and the write down of excess inventory ($5.3 million) resulting from reduced customer demand. A pretax charge of $0.3 million was recorded for discontinued operations.

2.    Comprehensive Income (Loss)

Teledyne Technologies’ comprehensive income (loss) is composed of net income (loss), foreign currency translation adjustments and the unrealized gain on marketable equity securities. Teledyne Technologies’ comprehensive income (loss) was a loss of $5.6 million and income of $12.8 million for the first six months of 2001 and 2000, respectively.

3.    Earnings Per Share

Basic and diluted earnings (loss) per share were computed based on net earnings (loss). The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share. For the second quarter and first six months of 2001, fully diluted earnings per share were calculated excluding the effect of employee stock options because the impact was antidilutive as a result of the Company’s loss for the respective periods.

The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in millions, except per-share data):

	Second Quarter		Six Months

	2001	2000	2001	2000

BASIC EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations applicable to common stock	$(10.2)	$2.8	$(5.4)	$13.1

Discontinued operations, net of tax	(0.2)	0.3	(0.2)	0.2

Net income (loss) applicable to common stock	$(10.4)	$3.1	$(5.6)	$13.3

Weighted average common shares outstanding	31.6	26.9	31.6	26.9

BASIC EARNINGS (LOSS) PER COMMON SHARE

Income (loss) from continuing operations	$(0.32)	$0.10	$(0.17)	$0.48

Discontinued operations	(0.01)	0.01	(0.01)	0.01

Basic earnings (loss) per common share	$(0.33)	$0.11	$(0.18)	$0.49

DILUTED EARNINGS (LOSS) PER SHARE

Income (loss) from continuing operations applicable to common stock	$(10.2)	$2.8	$(5.4)	$13.1

Discontinued operations, net of tax	(0.2)	0.3	(0.2)	0.2

Net income (loss) applicable to common stock	$(10.4)	$3.1	$(5.6)	$13.3

Weighted average common shares outstanding	31.6	26.9	31.6	26.9

Dilutive effect of exercise of options outstanding	—	0.7	—	0.4

Weighted average diluted common shares outstanding	31.6	27.6	31.6	27.3

DILUTED EARNINGS (LOSS) PER COMMON SHARE

Income (loss) from continuing operations	$(0.32)	$0.10	$(0.17)	$0.48

Discontinued operations	(0.01)	0.01	(0.01)	0.01

Diluted earnings (loss) per common share	$(0.33)	$0.11	$(0.18)	$0.49

4.    Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.5 million at July 1, 2001 and $11.6 million at December 31, 2000.

5.    Inventories

Inventories are primarily valued under the LIFO method. Since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time, interim LIFO calculations must necessarily be based on the Company’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (amounts in millions):

Balance at	July 1, 2001	December 31, 2000

Raw materials and supplies	$22.0	$29.6

Work in process	71.9	59.4

Finished goods	11.4	12.1

	105.3	101.1

Progress payments	(2.9)	(4.0)

LIFO reserve	(30.3)	(31.9)

Total inventories, net	$72.1	$65.2

As noted in Footnote 1, in the second quarter of 2001 the Company recorded a charge of $10.0 million for the write off of inventory related to discontinued product lines and excess inventory.

6.    Supplemental Balance Sheet Information

Accrued liabilities included salaries and wages of $26.7 million and $27.4 million at July 1, 2001 and December 31, 2000, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities, the long-term portion of product recall and environmental reserves.

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

At July 1, 2001, the Company’s reserves for environmental remediation obligations totaled approximately $2.3 million, of which approximately $535 thousand were included in current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At July 1, 2001, $13.4 million of the net proceeds remained to be used.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, contract disputes, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

8.    Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Second Quarter		Six Months

	2001	2000	2001	2000

Sales:

Electronics and Communications	$87.1	$91.4	$176.2	$177.1

Systems Engineering Solutions	58.5	61.0	120.3	118.2

Aerospace Engines and Components	38.4	49.9	77.2	102.4

Total sales	$184.0	$202.3	$373.7	$397.7

Operating Profit (Loss):

Electronics and Communications(a)	$(12.2)	$10.9	$(6.1)	$20.4

Systems Engineering Solutions(b)	(6.0)	4.8	(1.5)	10.4

Aerospace Engines and Components(c)	3.7	(5.6)	4.6	2.0

Segment operating profit (loss)	(14.5)	10.1	(3.0)	32.8

Corporate expense	(3.4)	(4.0)	(6.8)	(7.9)

Interest and debt expense, net	(0.8)	(1.8)	(1.1)	(3.6)

Other income	1.8	0.3	1.9	0.4

Income (loss) from continuing operations before income taxes	(16.9)	4.6	(9.0)	21.7

Provision (benefit) for income taxes	(6.7)	1.8	(3.6)	8.6

Income (loss) from continuing operations	(10.2)	2.8	(5.4)	13.1

Discontinued operations, net of tax	(0.2)	0.3	(0.2)	0.2

Net income (loss)	$(10.4)	$3.1	$(5.6)	$13.3

(a)	The second quarter and first six months of 2001 results include pretax charges of $15.9 million for asset impairments and restructuring and other charges.

(b)	The second quarter and first six months of 2001 results include pretax charges of $9.7 million for asset impairments and restructuring and other charges.

(c)	The second quarter and first six months of 2001 results include pretax charges of $342 thousand for employee termination costs. The second quarter and first six months of 2000 results include pretax charges of $12 million for product recall reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ second quarter 2001 sales were $184.0 million, compared with sales of $202.3 million for the same period in 2000. The second quarter 2001 net loss from continuing operations was $10.2 million ($0.32 per diluted share), compared with net income of $2.8 million ($0.10 per diluted share) for the second quarter of 2000. The second quarter net loss of $10.4 million ($0.33 per diluted share), compares with net income of $3.1 million ($0.11 per diluted share) for the same period in 2000. Sales for the first six months of 2001 were $373.7 million, compared with sales of $397.7 million for the same period in 2000. The six months net loss from continuing operations was $5.4 million ($0.17 per diluted share), compared with net income of $13.1 million ($0.48 per diluted share) for the same period in 2000. The first six months net loss of $5.6 million ($0.18 per diluted share), compares with net income of $13.3 million ($0.49 per diluted share) for the same period in 2000.

The second quarter of 2001 includes pretax charges of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The second quarter of 2000 included pretax charges of $12.0 million for a piston engine product recall reserve. Excluding these charges, net income from continuing operations was $5.5 million ($0.17 per diluted share) for the second quarter of 2001, compared with $10.1 million ($0.36 per diluted share) for the second quarter of 2000. Excluding these charges for the first six months of 2001, net income from continuing operations was $10.3 million ($0.33 per diluted share), compared with net income of $20.4 million ($0.75 per diluted share) for the same period of 2000.

Teledyne Technologies’ 2001 second quarter pretax charge includes plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: lighting and display products; industrial solid state relays; and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also plans to exit certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

The 2001 pretax charges of $26.4 million are comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.7 million, of which $6.1 million is for employee termination benefits. The Company plans to reduce its total workforce by 14% by year-end. Teledyne Technologies reduced headcount by 207 in the second quarter, bringing reductions since January 1, 2001, to 507 employees or 9% of its total workforce. The Company expects an additional workforce reduction in the second half of the fiscal year of 290 employees from its Electronics and Communications segment. The Company’s plan for consolidation and downsizing of manufacturing operations includes actions in the Electronics and Communications segment domestic locations as well as in a United Kingdom facility. The remainder of the restructuring charge is for consolidation expenses of $1.2 million; non-cancelable lease expenses of $0.5 million; and $0.9 million of transaction costs for the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.4 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. The Company also recorded a pretax charge of $10.0 million in cost of sales for the write off of inventory from discontinued product lines ($4.7 million) and the write down of excess inventory ($5.3 million) resulting from reduced customer demand. A pretax charge of $0.3 million was recorded for discontinued operations. These actions combined with the realignment of our business portfolio significantly reduced Teledyne Technologies’ cost structure and should improve earnings growth for the future. The Company currently expects annualized savings associated with these actions of approximately $25.0 million, of which approximately $15.0 million are expected to be realized in 2001.

The $26.4 million pretax charge includes approximately $10.8 million of cash costs, of which $2.5 million has been incurred in the second quarter of 2001.

The decrease in sales in both the second quarter and first six months of 2001, compared with the same periods in 2000, reflected significantly lower sales in the Aerospace Engines and Components segment, as well as lower sales in the Electronics and Communications segment.

The decrease in earnings for the second quarter and first six months of 2001, compared with the same periods of 2000, reflected lower operating profit in each operating segment. Net pension income was $4.9 million and $4.4 million for the first six months of 2001 and 2000, respectively. Net pension income was $2.5 million and $2.2 million for the second quarter of 2001 and 2000, respectively. Prior to asset impairment restructuring and other charges, earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) was $28.7 million and $45.1 million for the first six months of 2001 and 2000, respectively and was $15.1 million and $22.1 million for the second quarter of 2001 and 2000, respectively.

Cost of sales as a percentage of sales for the second quarter and first six months of 2001 was higher, compared with the same periods in 2000 due to the inventory write off of $10.0 million, greater investment in growth initiatives and the effect of lower volume on fixed costs and product mix differences. The investment in growth initiatives included as cost of sales for the second quarter and first six months of 2001 was higher by $1.8 million and $6.7 million, compared with the same periods in 2000, respectively. Selling, general and administrative expense for the second quarter and first six months of 2001 also includes greater investment in growth initiatives of $1.5 million and $1.7 million compared with the same periods of 2000. Selling, general and administrative expense for the second quarter and first six months of 2000 includes the $12.0 million piston engine product recall reserve. The first six months of 2000 also included a gain of $1.4 million in the Company’s chemical weapons demilitarization business related to additional program funding. In the second quarter and the first six months of 2001, other income reflects a gain of $1.7 million related to the sale of the Company’s share of an optical components company. The Company’s effective tax rate for the first six months of 2001 and 2000 was 39.7%.

Review of Operations:

The following table sets forth the sales and operating profit (loss) for each segment (amounts in millions):

	Second Quarter		Six Months

	2001	2000	2001	2000

Sales:

Electronics and Communications	$87.1	$91.4	$176.2	$177.1

Systems Engineering Solutions	58.5	61.0	120.3	118.2

Aerospace Engines and Components	38.4	49.9	77.2	102.4

Total sales	$184.0	$202.3	$373.7	$397.7

Operating Profit (loss):

Electronics and Communications(a)	$(12.2)	$10.9	$(6.1)	$20.4

Systems Engineering Solutions(b)	(6.0)	4.8	(1.5)	10.4

Aerospace Engines and Components(c)	3.7	(5.6)	4.6	2.0

Total segment operating profit (loss)	$(14.5)	$10.1	$(3.0)	$32.8

(a)	The second quarter and first six months of 2001 results include pretax charges of $15.9 million for asset impairments and restructuring and other charges.

(b)	The second quarter and first six months of 2001 results include pretax charges of $9.7 million for asset impairments and restructuring and other charges.

(c)	The second quarter and first six months of 2001 results include pretax charges of $342 thousand for employee termination costs. The second quarter and first six months of 2000 results include pretax charges of $12 million for product recall reserves.

Electronics and Communications

The Electronics and Communications segment’s second quarter sales were $87.1 million, compared with 2000 second quarter sales of $91.4 million. Second quarter 2001 operating loss was $12.2 million, including pretax charges of $15.9 million, compared with operating income of $10.9 million in the second quarter of 2000. Sales for the first six months of 2001 were $176.2 million, compared with $177.1 million for the same period of 2000. Operating loss for the first six months of 2001 was $6.1 million, including pretax charges of $15.9 million, compared with operating income of $20.4 million for the same period of 2000.

For the second quarter and first six months of 2001, compared with the same periods in 2000, sales grew in military microwave products, microelectronic products (including optoelectronics), and business and commuter aircraft communication equipment. Orders for business and commuter aircraft communications equipment and military microwave products remain strong. This growth was more than offset by continued weakness in demand for relays used in semiconductor test equipment and communications applications, electronic manufacturing services and other commercial electronic products. Operating profit reflects the impact of sales differences. The second quarter and first six months of 2001 include $5.0 million and $10.1 million, respectively, of costs associated with optoelectronics and wireless growth initiatives, compared with $1.7 million in the second quarter and first six months of 2000. Pretax charges for the second quarter and first six months of 2001 of $15.9 million are related to the following actions: $7.1 million of restructuring costs; $3.7 million of asset impairment charges; and $5.1 million to write off inventory for products to be discontinued and excess inventory.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s second quarter 2001 sales were $58.5 million, compared with 2000 second quarter sales of $61.0 million. Second quarter operating loss was $6.0 million, including pretax charges of $9.7 million, compared with operating income of $4.8 million in the second quarter of 2000. Sales for the first six months of 2001 were $120.3 million, up 2% from $118.2 million for the same period of 2000. Operating loss for the first six months of 2001 was $1.5 million, including pretax charges of $9.7 million, compared with operating income of $10.4 million for the same period of 2000.

The results for the second quarter and first six months of 2001, compared with the same periods in 2000, reflected growth in core defense and aerospace programs as well as energy systems, offset by reduced work for environmental programs. Operating profit reflects these sales differences. Pretax charges for the second quarter and first six months of 2001 of $9.7 million are related to the following actions: $1.1 million of restructuring costs; asset impairment charges of $3.7 million; and $4.9 million to write off inventory for discontinued products and excess inventory.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s second quarter 2001 sales were $38.4 million, compared with 2000 second quarter sales of $49.9 million. Second quarter operating profit was $3.7 million, including a pretax restructuring charge of $0.3 million, compared with a loss of $5.6 million in the second quarter of 2000. The second quarter of 2000 included a $12.0 million pretax charge for a piston engine product recall reserve. Sales for the first six months of 2001 were $77.2 million, compared with $102.4 million for the same period of 2000. Operating profit for the first six months of 2001 was $4.6 million, including a pretax restructuring charge of $0.3 million, compared with $2.0 million for the same period of 2000, including a $12.0 million pretax charge for a piston engine product recall reserve.

For the second quarter and first six months of 2001, compared with the same period in 2000, sales reflect reduced orders for piston engine after market products due to the weakness of the economy. Turbine engine sales were lower than the same periods in 2000 due to reduced spare part sales for airforce training aircraft, since these parts were no longer on the military critical shortage list; reduced foreign demand for cruise missiles and reduced development work. Operating profit reflects the lower level of sales partially offset by cost reductions implemented in the first quarter of 2001.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash used by operating activities from continuing operations was $28.7 million for the first six months of 2001, compared with net cash provided of $10.2 million for the same period of 2000. The 2001 amount reflected a net loss, higher income tax payments due to the payment in 2000 of a one-month liability for the end of 1999 compared to the payment in 2001 for the final required tax payment for the twelve months of 2000 and higher inventory balances, partially offset by a lower increase in accounts receivable, compared with the first six months of 2000. The $1.3 million in cash used by discontinued operations in 2001 primarily reflected the payment of a purchase price adjustment as well as an additional accrual.

During the first six months of 2001, prepaid income taxes increased by $11.2 million, while during the first six months of 2000 Teledyne Technologies moved from an income taxes payable position of $3.8 million to an income tax receivable position of $3.2 million due to the timing of required tax payments.

Working capital increased to $121.9 million at the end of the first six months of 2001, compared with $107.6 million at the end of the 2000. The increase in working capital was primarily due to higher prepaid income taxes and higher inventory balances. The higher inventory balances were driven by a reduction in demand for our short cycle businesses, offset in part by inventory write downs for discontinued products and excess inventory. The Company is working to reduce this near term higher inventory over the remainder of the year. The Company has been notified of some recent customer bankruptcies, none of which currently are expected to materially and adversely affect the Company.

Teledyne Technologies’ net cash used by investing activities from continuing operations was $19.1 million and $9.7 million for the first six months of 2001 and 2000, respectively, and was primarily for capital expenditures. Capital expenditures were $17.3 million for the first six months of 2001, compared with $9.3 million for the same period of 2000. For the first six months of 2001, capital spending included $7.4 million of expenditures committed in 2000. In 2001, Teledyne Technologies invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications. In 2001, Teledyne Technologies received proceeds of $1.0 million, primarily from the sale of an investment in an optical business.

Financing activities provided net cash of $39.4 million in the first six months of 2001, compared with cash used of $5.2 million for the same period of 2000. The 2001 amount primarily reflected borrowings under the revolving credit agreement while the 2000 amount primarily reflected net payments against the revolving credit agreement.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2001. Teledyne Technologies currently expects to spend approximately $25 million on its capital spending program in 2001.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At July 1, 2001 Teledyne Technologies had $38.0 million outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $162.0 million at July 1, 2001, compared with $200 million at year end 2000. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income (which was $8.1 million as of July 1, 2001) after the effective date of the credit agreement.

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At July 1, 2001, $13.4 million of the net proceeds remained to be used.

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

Outlook

The Company expects modest revenue growth in the majority of its government and long-cycle commercial electronics businesses that represent approximately 45% and 20%, respectively, of total revenue. However, the anticipated divestiture or closure of several non-core product lines will impact future reported revenues for the Electronics and Communications and Systems Engineering Solutions segments.

Teledyne Technologies continues to see weakness in the semiconductor, telecommunications, and commercial electronic manufacturing services markets affecting its near-term revenue and profit performance in certain short-cycle electronics businesses, which represent approximately 15% of revenue. Based on a lack of revenue visibility and negative outlook of several customers in these markets, the Company is forecasting a near-term decline in the demand for its products in several of these short-cycle electronics businesses, such as electronic relays used in semiconductor test equipment and communications applications.

Furthermore, reduced demand and order cancellations for optical components continue to affect the near-term outlook for the Company’s optoelectronics growth initiative. Teledyne Technologies now expects optoelectronics revenue in 2001 to be approximately $5 million to $10 million, and the Company does not expect to achieve break-even operating profit in this product line until 2002.

The Company currently forecasts flat year-over-year revenue for 2001 for its Electronics and Communications and Systems Engineering Solutions segments. Based on the current level of orders for aircraft piston engines and components, which represent approximately 20% of sales, coupled with the previously announced cyclical trends in the small turbine engine market, Teledyne Technologies forecasts a year-over-year revenue decline of 20% to 25% for its Aerospace Engines and Components segment.

To further pursue opportunities in fuel cell products and systems, the Company recently formed Teledyne Energy Systems, Inc. This transaction is a key step in the Company’s effort to potentially take advantage of current market valuations in the energy technologies sector. Having accelerated its cost-reduction and portfolio management efforts within the electronics businesses, the Company is now actively pursuing acquisitions with strong brands within these core niche markets. In the Aerospace Engines and Components segment, investments over the past 18 months have significantly improved operating performance despite weak market conditions. As a result, the Company is exploring strategic alternatives for the product lines in this segment.

Based on its current outlook, the Company now estimates that third quarter earnings per share and full year 2001 earnings per share, excluding pretax charges, will be in the range of approximately $0.17 to $0.20 and $0.70 to $0.75, respectively.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital investments, cost savings, and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including the extent and timing of orders and acceptance of fiber optic and other products by customers (including service providers), resumption of and increased outsourced manufacturing of optoelectronic products, the extent and timing of additional workforce reductions and facility consolidations, timely development of acceptable and competitive fuel cell products and systems, funding and continuation of government programs, customer financial resources and liquidity, and economic and political conditions, could change the anticipated results. Also, the Company may not be able to sell or exit timely or on acceptable terms non-core or under-performing product lines. Additionally, market conditions, among other factors, could affect the Company’s ability to complete acquisitions. Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ 2000 Annual Report on Form 10-K under the caption “Risk Factors”. The Company assumes no duty to update forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2000 Annual Report on Form 10-K. At July 1, 2001, there were no hedging contracts outstanding.

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

In the 2000 Form 10-K, the Company described its use of the net proceeds through December 31, 2000 and stated $38.9 million of the net proceeds remained to be used at December 31, 2000. Consistent with the IRS ruling, in the first six months of 2001, Teledyne Technologies spent: $28.9 million for product development and enhancements and process improvements; $17.3 million for capital and facility improvements; and $3.1 million for acquisitions and/or joint ventures. These spending levels have exceeded the Company’s average historical expenditures for the six month period by $25.5 million for these types of uses. The increased spending level was funded from the net proceeds of the offering. At July 1, 2001, $13.4 million of the net proceeds remain to be used.

Item 4. Submission of Matters to a Vote of Security Holders

Teledyne Technologies’ 2001 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 25, 2001. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The three nominees proposed by the Board of Directors were elected as Class II directors for a three-year term expiring at the 2004 Annual Meeting by the following votes:

Name	For	Withheld

Robert Mehrabian	28,340,525	231,193

Paul S. Brentlinger	28,386,280	185,438

Michael T. Smith	28,388,748	182,970

In accordance with the retirement policy for directors, adopted June 1, 2000, Mr. Brentlinger will step down at the 2002 Annual Meeting. Other continuing directors of Teledyne Technologies include (1) Class I directors, Diane C. Creel, C. Fred Fetterolf and Paul D. Miller, whose terms expire at the 2003 Annual Meeting, and (2) Class III directors, Robert P. Bozzone, Frank V. Cahouet and Charles J. Queenan, Jr., whose terms expire at the 2002 Annual Meeting.

2.	A proposal to ratify the selection of Ernst & Young LLP as Teledyne Technologies’ independent public auditors for 2001 was approved by a vote of 28,427,379 for versus 106,371 against. There were 37,968 abstentions and no broker non-votes with respect to this action.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended July 1, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended July 1, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 7, 2001	By:	Robert J. Naglieri

Robert J. Naglieri, Senior Vice President and Chief Financial Officer