Form 10-Q
period 2001-09-30
TELEDYNE TECHNOLOGIES INC
filed 2001-11-09
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-15295
_____________________

TELEDYNE TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	25-1843385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12333 West Olympic Boulevard Los Angeles, California	90064-1021
(Address of principal executive offices)	(Zip Code)

(310) 893-1600
(Registrant’s telephone number, including area code)

2049 Century Park East, Suite 1500 Los Angeles, CA 90067-3101
(Former name, former address and former fiscal year, if changed from last report)

_____________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2001

Common Stock, $.01 par value per share	31,830,064 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
(Amounts in millions, except share amounts)

	September 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$6.9	$14.9
Receivables, net	115.5	118.5
Inventories, net	65.0	65.2
Deferred income taxes, net	17.8	16.9
Prepaid and income taxes receivable	23.9	1.2
Prepaid expenses, note receivable and other	8.7	6.1

Total Current Assets	237.8	222.8
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $124.9 at September 30, 2001 and $111.8 at December 31, 2000	79.4	74.0
Deferred income taxes, net	15.0	27.0
Goodwill, net	6.3	7.6
Other assets	24.1	19.5

Total Assets	$362.6	$350.9

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$45.0	$58.7
Accrued liabilities	60.3	56.5

Total Current Liabilities	105.3	115.2
Long-term debt	31.9	—
Accrued postretirement benefits	29.6	31.2
Other	30.0	41.4

Total Liabilities	196.8	187.8
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 31,830,064 at September 30, 2001 and 31,586,735 at December 31, 2000	0.3	0.3
Additional paid-in capital	127.6	124.8
Retained earnings	38.0	37.9
Accumulated other comprehensive income	(0.1)	0.1

Total Stockholders’ Equity	165.8	163.1

Total Liabilities and Stockholders’ Equity	$362.6	$350.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months

	2001	2000	2001	2000

Sales	$185.6	$201.1	$559.3	$598.8
Costs and expenses
Cost of sales	141.1	145.4	435.3	432.8
Selling, general and administrative expenses	34.8	38.8	108.0	124.2
Asset impairment charge	—	—	7.4	—
Restructuring and other charges	—	—	8.7	—

	175.9	184.2	559.4	557.0

Operating profit (loss)	9.7	16.9	(0.1)	41.8
Interest and debt expense, net	0.4	1.3	1.5	4.9
Other income	0.2	0.5	2.1	0.9

Income from continuing operations before income taxes	9.5	16.1	0.5	37.8
Provision for income taxes	3.8	6.4	0.2	15.0

Income from continuing operations	5.7	9.7	0.3	22.8
Discontinued operations, net of tax	—	0.1	(0.2)	0.3

Net income	$5.7	$9.8	$0.1	$23.1

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.18	$0.33	$0.01	$0.83
Discontinued operations	—	—	(0.01)	0.01

Basic earnings per common share	$0.18	$0.33	$—	$0.84

Weighted average common shares outstanding	31.7	29.0	31.6	27.6

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.18	$0.32	$0.01	$0.81
Discontinued operations	—	—	(0.01)	0.01

Diluted earnings per common share	$0.18	$0.32	$—	$0.82

Weighted average diluted common shares outstanding	32.5	30.2	32.6	28.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 1, 2000
(Unaudited — Amounts in millions)

	Nine Months

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations	$0.3	$22.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15.2	11.6
Deferred income taxes	11.1	4.2
Noncash asset impairment, restructuring and other charges	15.6	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	0.7	(19.1)
Increase in inventories	(10.7)	(10.9)
Increase in prepaid expenses and other assets	(2.8)	—
Increase (decrease) in accounts payable	(13.7)	12.2
Increase in accrued liabilities	3.8	11.4
Increase in prepaid and income taxes receivable, net	(22.7)	(10.3)
Decrease (increase) in long term assets	1.3	(1.4)
Increase (decrease) in other long-term liabilities	(6.9)	7.1
Decrease in accrued pension obligation	(7.7)	(7.1)
Decrease in accrued postretirement benefits	(1.6)	(1.7)
Other operating, net	0.6	(2.3)

	(17.5)	16.5
Net cash flow from discontinued operations	(1.3)	2.3

Net cash (used) provided by operating activities	(18.8)	18.8

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(20.8)	(17.2)
Proceeds from the sale of businesses/investments/property, plant and equipment	1.0	—
Investment in optical businesses	(2.5)	—
Other investing, net	(1.0)	(0.5)

	(23.3)	(17.7)
Investing cash flow from discontinued operations	—	(1.2)

Net cash used by investing activities	(23.3)	(18.9)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit agreement	31.9	(89.8)
Net proceeds from common stock offering	—	84.0
Proceeds from exercise of stock options and other, net	2.2	2.3

Net cash provided (used) by financing activities	34.1	(3.5)

Decrease in cash and cash equivalents	(8.0)	(3.6)
Cash and cash equivalents—beginning of period	14.9	7.1

Cash and cash equivalents—end of period	$6.9	$3.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
September 30, 2001

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies’ consolidated financial position as of September 30, 2001, and the consolidated results of operations for the three and nine months then ended and the cash flows for the nine months then ended. The results of operations and cash flows for the period ended September 30, 2001, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

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

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment. The prior year consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. Sales for Teledyne Cast Parts were $25.3 million for the first nine months of 2000.

In the second quarter of 2001 Teledyne Technologies recorded pretax charges of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). Teledyne Technologies’ 2001 second quarter pretax charge included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: lighting and display products; industrial solid state relays; and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also has plans to exit certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

The 2001 pretax charges of $26.4 million are comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.7 million, of which $6.1 million is for employee termination benefits. The Company plans to reduce its total workforce by 14% by year-end. During the nine months ended September 30, 2001, Teledyne Technologies reduced headcount by 724 employees, or 12% of its total workforce. The Company expects an additional workforce reduction in the fourth quarter of the fiscal year of approximately 100 employees from its Electronics and Communications segment. The Company’s plan for consolidation and downsizing of manufacturing operations includes actions in the Electronics and Communications segment domestic locations as well as in a United Kingdom facility. The remainder of the restructuring charge is for consolidation expenses of $1.2 million; non-cancelable lease expenses of $0.5 million; and $0.9 million of transaction costs associated with the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.4 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. The Company also recorded a pretax charge of $10.0 million in cost of sales for the write off of inventory from discontinued product lines ($4.7 million) and the write down of excess inventory ($5.3 million) resulting from reduced customer demand. A pretax charge of $0.3 million was recorded for discontinued operations.

At September 30, 2001, Teledyne Technologies had a reserve of approximately $4.1 million for future amounts to be spent in connection with the second quarter charge of $26.4 million.

2.	Comprehensive Income

Teledyne Technologies’ comprehensive income is composed of net income, foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ comprehensive income was a loss of $0.1 million and income of $22.7 million for the first nine months of 2001 and 2000, respectively. Teledyne Technologies’ comprehensive income was $5.5 million and $9.9 million for the third quarter of 2001 and 2000, respectively.

3.	Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	Third Quarter		Nine Months

	2001	2000	2001	2000

BASIC EARNINGS PER SHARE
Income from continuing operations applicable to common stock	$5.7	$9.7	$0.3	$22.8
Discontinued operations, net of tax	—	0.1	(0.2)	0.3

Net income applicable to common stock	$5.7	$9.8	$0.1	$23.1

Weighted average common shares outstanding	31.7	29.0	31.6	27.6

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$0.18	$0.33	$0.01	$0.83
Discontinued operations	—	—	(0.01)	0.01

Basic earnings per common share	$0.18	$0.33	$—	$0.84

DILUTED EARNINGS PER SHARE
Income from continuing operations applicable to common stock	$5.7	$9.7	$0.3	$22.8
Discontinued operations, net of tax	—	0.1	(0.2)	0.3

Net income applicable to common stock	$5.7	$9.8	$0.1	$23.1

Weighted average common shares outstanding	31.7	29.0	31.6	27.6
Dilutive effect of exercise of options outstanding	0.8	1.2	1.0	0.7

Weighted average diluted common shares outstanding	32.5	30.2	32.6	28.3

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$0.18	$0.32	$0.01	$0.81
Discontinued operations	—	—	(0.01)	0.01

Diluted earnings per common share	$0.18	$0.32	$—	$0.82

4.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at September 30, 2001. Cash equivalents totaled $11.6 million at December 31, 2000.

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

Balance at	September 30, 2001	December 31, 2000

Raw materials and supplies	$22.9	$29.6
Work in process	67.8	59.4
Finished goods	9.7	12.1

	100.4	101.1
Progress payments	(5.3)	(4.0)
LIFO reserve	(30.1)	(31.9)

Total inventories, net	$65.0	$65.2

As stated in Note 1, in the second quarter of 2001 the Company recorded a pretax charge of $10.0 million for the write off of inventory related to discontinued product lines and excess inventory.

6.	Supplemental Balance Sheet Information

Accrued liabilities included salaries and wages of $29.2 million and $27.4 million at September 30, 2001 and December 31, 2000, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities, the long-term portion of product recall and environmental reserves.

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

At September 30, 2001, the Company’s reserves for environmental remediation obligations totaled approximately $2.2 million, of which approximately $456 thousand were included in current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At September 30, 2001, $8.0 million of the net proceeds remained to be used. The recently announced acquisition of Advanced Pollution Instrumentation, Inc. should satisfy this requirement (see Subsequent Event footnote).

The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If the Company were required to so indemnify ATI, such an obligation could have a material adverse effect on its financial condition, results of operations and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount. Effective on November 29, 2001, certain spin-off generated requirements terminate, including the Company’s tax indemnification obligation connected with a takeover or tender offer. In addition, on such date, the Company will no longer be required to maintain a substantial portion of its pre-spin assets and businesses.

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

8.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Third Quarter		Nine Months

	2001	2000	2001	2000

Sales:
Electronics and Communications	$91.4	$92.8	$267.6	$269.9
Systems Engineering Solutions	56.7	60.1	177.0	178.3
Aerospace Engines and Components	37.5	48.2	114.7	150.6

Total sales	$185.6	$201.1	$559.3	$598.8

Operating Profit:
Electronics and Communications(a)	$6.5	$9.2	$0.4	$29.6
Systems Engineering Solutions(b)	4.3	4.9	2.8	15.3
Aerospace Engines and Components(c)	2.1	6.7	6.7	8.7

Segment operating profit	12.9	20.8	9.9	53.6
Corporate expense	3.2	3.9	10.0	11.8
Interest and debt expense, net	0.4	1.3	1.5	4.9
Other income	0.2	0.5	2.1	0.9

Income from continuing operations before income taxes	9.5	16.1	0.5	37.8
Provision for income taxes	3.8	6.4	0.2	15.0

Income from continuing operations	5.7	9.7	0.3	22.8
Discontinued operations, net of tax	—	0.1	(0.2)	0.3

Net income	$5.7	$9.8	$0.1	$23.1

(a)	The first nine months of 2001 results include pretax charges of $15.9 million for asset impairments and restructuring and other charges recorded in the second quarter.

(b)	The first nine months of 2001 results include pretax charges of $9.7 million for asset impairments and restructuring and other charges recorded in the second quarter.

(c)	The first nine months of 2001 results include pretax charges of $342 thousand for employee termination costs recorded in the second quarter. The first nine months of 2000 results include pretax charges of $12 million for product recall reserves recorded in the second quarter.

9.	Subsequent Event

Effective November 7, 2001, the Company acquired all of the stock of Advanced Pollution Instrumentation, Inc. (API). API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ third quarter 2001 sales were $185.6 million, compared with sales of $201.1 million for the same period in 2000. Net income from continuing operations for the third quarter of 2001 was $5.7 million ($0.18 per diluted share), compared with net income from continuing operations of $9.7 million ($0.32 per diluted share) for the third quarter of 2000. Net income for the third quarter of 2001 was $5.7 million ($0.18 per diluted share), compared with net income of $9.8 million ($0.32 per diluted share) for the same period in 2000. Sales for the first nine months of 2001 were $559.3 million, compared with sales of $598.8 million for the same period in 2000. The nine months net income from continuing operations was $0.3 million ($0.01 per diluted share), compared with net income of $22.8 million ($0.81 per diluted share) for the same period in 2000. Net income for the first nine months of 2001 was $0.1 million ($0.00 per diluted share), compared with net income of $23.1 million ($0.82 per diluted share) for the same period in 2000.

The first nine months of 2001 included second quarter pretax charges of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The first nine months of 2000 included second quarter pretax charges of $12.0 million for a piston engine product recall reserve. Excluding these charges for the first nine months of 2001, net income from continuing operations was $16.0 million ($0.49 per diluted share), compared with net income of $30.0 million ($1.06 per diluted share) for the same period of 2000.

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

The 2001 pretax charges of $26.4 million are comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.7 million, of which $6.1 million is for employee termination benefits. The Company plans to reduce its total workforce by 14% by year-end. During the nine months ended September 30, 2001 Teledyne Technologies reduced headcount by 724 employees, or 12% of its total workforce. The Company expects an additional workforce reduction in the fourth quarter of the fiscal year of approximately 100 employees from its Electronics and Communications segment. The Company’s plan for consolidation and downsizing of manufacturing operations includes actions in the Electronics and Communications segment domestic locations as well as in a United Kingdom facility. The remainder of the restructuring charge is for consolidation expenses of $1.2 million; non-cancelable lease expenses of $0.5 million; and $0.9 million of transaction costs associated with the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.4 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. The Company also recorded a pretax charge of $10.0 million in cost of sales for the write off of inventory from discontinued product lines ($4.7 million) and the write down of excess inventory ($5.3 million) resulting from reduced customer demand. A pretax charge of $0.3 million was recorded for discontinued operations. The Company currently expects annualized savings associated with these actions and the realignment of its business portfolio of approximately $25.0 million, of which approximately $15.0 million are expected to be realized in 2001.

The $26.4 million pretax charge includes approximately $10.8 million of cash costs, of which approximately $6.7 million has been incurred in the second and third quarters of 2001.

The decrease in sales in both the third quarter and first nine months of 2001, compared with the same periods in 2000, reflected significantly lower sales in the Aerospace Engines and Components segment, as well as slightly lower sales in the Electronics and Communications segment and the Systems Engineering Solutions segment.

The decrease in earnings for the third quarter and first nine months of 2001, compared with the same periods of 2000, reflected lower operating profit in each operating segment. Net pension income was $7.2 million and $6.7 million for the first nine months of 2001 and 2000, respectively. Net pension income was $2.3 million for both the third quarter of 2001 and 2000. Prior to asset impairment restructuring and other charges, earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) was $43.4 million and $66.3 million for the first nine months of 2001 and 2000, respectively. For the third quarter of 2001 and 2000, EBITDA was $14.7 million and $21.2 million, respectively.

Cost of sales as a percentage of sales for the third quarter and first nine months of 2001 was higher, compared with the same periods in 2000, due to the effect of lower volume on fixed costs and product mix differences. Cost of sales as a percentage of sales for the first nine months of 2001 was also impacted by the second quarter inventory write off of $10.0 million and higher investment in growth initiatives of $5.6 million for the first nine months of 2001, compared with the same period in 2000. Selling, general and administrative expense for the third quarter and first nine months nine months of 2001 was lower, compared with the same periods in 2000 both in total dollars and as a percentage of sales even though the third quarter and first nine months of 2001 included greater investment in growth initiatives of $1.4 million and $3.1 million, respectively, compared with the same periods of 2000. Selling, general and administrative expense for the first nine months of 2000 includes the $12.0 million piston engine product recall reserve. The first nine months of 2000 also included a gain of $1.4 million in the Company’s chemical weapons demilitarization business related to additional program funding. In the first nine months of 2001, other income reflects a gain of $1.7 million related to the sale of the Company’s investment in an optical components company in the second quarter. The Company’s effective tax rate for the first nine months of 2001 and 2000 was 39.7%.

Effective November 7, 2001, the Company acquired all of the stock of Advanced Pollution Instrumentation, Inc. (API). API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California. API had sales of approximately $16.3 million for the twelve months ended September 30, 2001. The Company expects to obtain significant synergies in product development and manufacturing by leveraging its design and manufacturing resources.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Third Quarter		Nine Months

	2001	2000	2001	2000

Sales:
Electronics and Communications	$91.4	$92.8	$267.6	$269.9
Systems Engineering Solutions	56.7	60.1	177.0	178.3
Aerospace Engines and Components	37.5	48.2	114.7	150.6

Total sales	$185.6	$201.1	$559.3	$598.8

Operating Profit:
Electronics and Communications(a)	$6.5	$9.2	$0.4	$29.6
Systems Engineering Solutions(b)	4.3	4.9	2.8	15.3
Aerospace Engines and Components(c)	2.1	6.7	6.7	8.7

Total segment operating profit	$12.9	$20.8	$9.9	$53.6

(a)	The first nine months of 2001 results include pretax charges of $15.9 million for asset impairments and restructuring and other charges recorded in the second quarter.

(b)	The first nine months of 2001 results include pretax charges of $9.7 million for asset impairments and restructuring and other charges recorded in the second quarter.

(c)	The first nine months of 2001 results include pretax charges of $342 thousand for employee termination costs recorded in the second quarter. The first nine months of 2000 results include pretax charges of $12 million for product recall reserves recorded in the second quarter.

Electronics and Communications

The Electronics and Communications segment’s third quarter sales were $91.4 million, compared with 2000 third quarter sales of $92.8 million. Operating income for the third quarter 2001 was $6.5 million, compared with operating income of $9.2 million in the third quarter of 2000. Sales for the first nine months of 2001 were $267.6 million, compared with $269.9 million for the same period of 2000. Operating income for the first nine months of 2001 was $0.4 million, including pretax charges of $15.9 million, compared with operating income of $29.6 million for the same period of 2000.

For the third quarter and first nine months of 2001, compared with the same periods in 2000, sales grew in military and commercial microwave products and microelectronic (including optoelectronics). Orders for military microwave and microelectronic products remain strong. This growth was more than offset by continued weakness in demand for relays used in semiconductor test equipment and communications applications, electronic manufacturing services and other commercial electronic products. Operating profit reflects the impact of sales differences. Operating profit for the third quarter and first nine months of 2001 reflects $3.4 million and $13.5 million, respectively, of costs associated with optoelectronics and wireless growth initiatives, compared with $3.1 million and $4.8 million, in the third quarter and first nine months of 2000, respectively. Additionally, pretax charges for the first nine months of 2001 of $15.9 million are related to the following second quarter actions: $7.1 million of restructuring costs; $3.7 million of asset impairment charges; and $5.1 million to write off inventory for products to be discontinued and excess inventory.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s third quarter 2001 sales were $56.7 million, compared with 2000 third quarter sales of $60.1 million. Operating income for the third quarter was $4.3 million, compared with operating income of $4.9 million in the third quarter of 2000. Sales for the first nine months of 2001 were $177.0 million, compared with $178.3 million for the same period of 2000. Operating income for the first nine months of 2001 was $15.3 million, including pretax charges of $9.7 million, compared with operating income of $15.3 million for the same period of 2000.

The results for the third quarter and first nine months of 2001, compared with the same periods in 2000, reflected growth in core defense and aerospace programs and geophysical sensors for the petroleum exploration market, offset by reduced work for environmental programs and sales reductions resulting from the disposition of the process control software and sodium iodide crystals product lines. Operating profit reflects these sales differences as well as investment in fuel cell technology through Teledyne Energy Systems, Inc. Additionally pretax charges for the first nine months of 2001 of $9.7 million are related to the following second quarter actions: $1.1 million of restructuring costs; asset impairment charges of $3.7 million; and $4.9 million to write off inventory for discontinued products and excess inventory. Third quarter 2001 sales for Teledyne Energy Systems were $3.6 million with an operating loss of $0.6 million.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s third quarter 2001 sales were $37.5 million, compared with 2000 third quarter sales of $48.2 million. Operating income for the third quarter was $2.1 million, compared with operating income of $6.7 million in the third quarter of 2000. Sales for the first nine months of 2001 were $114.7 million, compared with $150.6 million for the same period of 2000. Operating profit for the first nine months of 2001 was $6.7 million, including a second quarter pretax restructuring charge of $0.3 million, compared with $8.7 million for the same period of 2000, including a $12.0 million second quarter pretax charge for a piston engine product recall reserve.

For the third quarter and first nine months of 2001, compared with the same period in 2000, sales reflect reduced orders for piston engine after market products due to the weakness of the economy. Flight restrictions resulting from the September 11 terrorist attacks have further affected orders for aftermarket piston engines and components. Turbine engine sales were lower than the same periods in 2000 due to: reduced spare part sales for airforce training aircraft; reduced foreign demand for cruise missiles; and reduced development work. Operating profit reflects the lower level of sales partially offset by cost reductions implemented in the first quarter of 2001. Additionally, pretax charges for the first nine months of 2001 of $0.3 million are related to the second quarter restructuring charge.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash used by operating activities from continuing operations was $17.5 million for the first nine months of 2001, compared with net cash provided of $16.5 million for the same period of 2000. The 2001 amount reflected lower net income and higher income tax payments due to the payment in 2000 of a one-month liability for the end of 1999 compared to the payment in 2001 for the final required tax payment for the twelve months of 2000, partially offset by the effect of a decrease in accounts receivable during 2001, compared with an increase in accounts receivable during 2000. The $1.3 million in cash used by discontinued operations in 2001 primarily reflected the payment of a purchase price adjustment as well as an additional accrual.

During the first nine months of 2001, prepaid income taxes increased by $22.7 million, while during the first nine months of 2000 Teledyne Technologies moved from an income taxes payable position of $3.8 million to an income tax receivable position of $6.5 million due to the timing of required tax payments. The Company received a federal tax refund of $17.5 million in early October 2001.

Working capital increased to $132.5 million at the end of the first nine months of 2001, compared with $107.6 million at the end of the 2000. The increase in working capital was primarily due to higher prepaid income taxes and lower accounts payable. The Company has been notified of some recent customer bankruptcies, none of which currently are expected to have a material adverse affect on the Company.

Teledyne Technologies’ net cash used by investing activities from continuing operations was $23.3 million and $17.7 million for the first nine months of 2001 and 2000, respectively, and was primarily for capital expenditures. Capital expenditures were $20.8 million for the first nine months of 2001, compared with $17.2 million for the same period of 2000. For the first nine months of 2001, capital spending included $7.4 million of expenditures committed in 2000. In 2001, Teledyne Technologies invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications. In 2001, Teledyne Technologies received proceeds of $1.0 million, primarily from the sale of an investment in an optical business.

Financing activities provided net cash of $34.1 million in the first nine months of 2001, compared with cash used of $3.5 million for the same period of 2000. The 2001 amount primarily reflected borrowings under the revolving credit agreement while the 2000 amount primarily reflected net payments of $89.8 million on Teledyne Technologies’ credit facility offset in part by net proceeds of approximately $84.0 million from the issuance of 4,605,000 shares of Teledyne Technologies’ Common Stock in an underwritten public offering.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2001, including the acquisition of API. Teledyne Technologies currently expects capital expenditures of approximately $25 million in 2001.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At September 30, 2001, Teledyne Technologies had $30.0 million outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $170.0 million at September 30, 2001, compared with $200 million at year end 2000. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income (which was $9.5 million as of September 30, 2001) after the effective date of the credit agreement.

In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. In July 2000, the Internal Revenue Service agreed to a modification of the tax ruling issued in connection with the spin-off of Teledyne Technologies from ATI. The revised ruling required Teledyne Technologies to complete a smaller public offering of its outstanding Common Stock. In the third quarter of 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million to fulfill a material requirement of the ruling. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At September 30, 2001, $8.0 million of the net proceeds remained to be used. The recently announced acquisition of API should satisfy this requirement.

Effective on November 29, 2001, certain spin-off generated requirements terminate, including the Company’s tax indemnification obligation connected with a takeover or tender offer. In addition, on such date, the Company will no longer be required to maintain a substantial portion of its pre-spin assets and businesses.

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

In June 2001, the FASB issued SFAS No. 141—“Business Combinations,” which changes the accounting for business combinations. This statement supersedes APB Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142—“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” but carries forward some of the provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies goodwill amortization for the first nine months of 2001, and the fiscal years 2000 and 1999 was $0.5 million, $0.8 million and $0.7 million, respectively. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. The initial adoption of the statements is not expected to have a material effect on Teledyne Technologies’ financial position or results of operations. During 2002, Teledyne Technologies will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

In June 2001, the FASB issued SFAS No. 143—“Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003 and has not yet made a final determination of its impact on the financial statements.

In August 2001, the FASB issued SFAS No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes FASB SFAS No. 121—“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30—“Reporting the Results of Operations —Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends Accounting Research Bulletin No. 51—Consolidated Financial Statements. Teledyne Technologies must implement SFAS No. 144 by the first quarter of 2002 and has not yet made a final determination of its impact on the financial statements.

2001 Outlook

In the Electronics and Communications segment, the Company expects continued growth in its defense electronics businesses this year. However, it will not be sufficient to offset the deterioration in certain short-cycle electronics businesses serving the semiconductor and communications markets. In addition, the divestitures or closure of several non-core product lines will affect reported 2001 revenues for the Electronics and Communications and Systems Engineering Solutions segments.

Recent FAA restrictions regarding general aviation flights near many metropolitan areas are expected to impact the fourth quarter 2001 performance of the Company’s Continental Motors aircraft piston engine business. These restrictions, which have severely limited the number of aircraft hours flown in many regional areas, have reduced the demand for the Company’s aftermarket aircraft engines and components.

Based on the current level of orders for aircraft piston engines and components, coupled with the previously announced cyclical trends in the small turbine engine market, Teledyne Technologies forecasts a year-over-year revenue decline of approximately 25% for its Aerospace Engines and Components segment.

Based on its current outlook, the Company now estimates that fourth quarter and full year 2001 earnings per share from continuing operations, excluding asset impairment, restructuring and other charges, will be in the range of approximately $0.18 to $0.21 and $0.68 to $0.71, respectively.

2002 Outlook

Given that approximately 75% of the Company’s sales are derived from aerospace and defense markets, the September 11 terrorist attacks will likely impact full year 2002 financial performance. At this time, however, the financial impact, either favorable or unfavorable, to certain defense or commercial aerospace markets is unknown.

Full year 2001 earnings are expected to include approximately $10 million or $0.18 per share in non-cash net pension income. At this time, the Company is expecting no net pension income in 2002. The reduction in net pension income reflects the completion of income associated with FAS 87 transition asset amortization as well as the decline in the value of the Company’s pension assets during 2000 and 2001.

In connection with the Company’s restructuring and realignment actions, the Company previously announced that it expected to achieve annualized savings of approximately $25 million, of which approximately $15 million were expected to be realized in 2001. The Company anticipates that the additional cost savings expected to be realized in 2002 should offset the reduction in non-cash net pension income.

Based on its current outlook, the Company expects that earnings per share for 2002 will be in the range of $0.65 to $0.80. Excluding $0.18 per share in non-cash net pension income, full year 2001 earnings per share from continuing operations are expected to be in the range of $0.50 to $0.53 (excluding asset impairment, restructuring and other charges).

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital investments, cost savings, and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor and communications markets, timely development of acceptable and competitive fuel cell products and systems, the extent and timing of additional workforce reductions and facility consolidations, funding and continuation of government programs, the outcome of the crankshaft litigation, customer financial resources and liquidity, and economic and political conditions, could change the anticipated results.

The September 11 terrorist attacks and resulting subsequent events increase uncertainties associated with forward-looking statements about our business and the economy generally. For example, flight restrictions negatively impact the market for general aviation aircraft piston engine and components. In addition, reduced shipments of commercial aviation aircraft, as well as the liquidity of major airlines, could negatively affect the Company’s Electronics and Communications segment. Also, the Company may not be able to sell or exit timely or on acceptable terms its remaining non-core or under-performing product lines, particularly given the current economic environment. Economic and market conditions, among other factors, could affect the Company’s ability to complete acquisitions.

Forward looking statements relating to or including the API acquisition depend on many factors, including the Company’s ability to integrate the business, leverage design and manufacturing resources and achieve anticipated synergies.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ 2000 Annual Report on Form 10-K under the caption “Risk Factors”. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2000 Annual Report on Form 10-K. At September 30, 2001, there were no hedging contracts outstanding.

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

In the 2000 Form 10-K, the Company described its use of the net proceeds through December 31, 2000 and stated $38.9 million of the net proceeds remained to be used at December 31, 2000. Consistent with the IRS ruling, in the first nine months of 2001, Teledyne Technologies spent: $42.5 million for product development and enhancements and process improvements; $20.9 million for capital and facility improvements; and $3.3 million for acquisitions and/or joint ventures. These spending levels have exceeded the Company’s average historical expenditures for the nine month period by $30.9 million for these types of uses. The increased spending level was funded from the net proceeds of the offering. At September 30, 2001, $8.0 million of the net proceeds remain to be used. The recently announced acquisition of Advanced Pollution Instrumentation, Inc. should satisfy this requirement.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 9, 2001	By: Robert J. Naglieri Robert J. Naglieri, Senior Vice President and Chief Financial Officer