Form 10-K405
period 2001-12-30
TELEDYNE TECHNOLOGIES INC
filed 2002-03-18
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number: 1-15295

Teledyne Technologies Incorporated

(Exact name of registrant as specified in its charter)

Delaware	25-1843385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12333 West Olympic Boulevard

Los Angeles, California 90064-1021
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 893-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      At February 28, 2002, the number of outstanding shares of Common Stock of the registrant was 31,967,834. At February 28, 2002, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $504.5 million, based on the closing price of $16.35 per share as reported on the New York Stock Exchange on that date. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

DOCUMENTS INCORPORATED BY REFERENCE

      Selected portions of the registrant’s proxy statement for its 2002 Annual Meeting of Stockholders (the “2002 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (a) and (b) of Item 306 of Regulations S-K and by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by paragraph (c) of Item 306 and Instruction (9) to Item 402 of Regulation S-K.

INDEX

		Page
		Number

PART I
Item 1.	Business	1
Item 2.	Properties	21
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
PART III
Item 10.	Directors and Executive Officers of the Registrant	42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management	42
Item 13.	Certain Relationships and Related Transactions	42
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	42
INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION		43
SIGNATURES
EXHIBIT INDEX

Defined Terms

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company”, “Teledyne”, “Teledyne Technologies” or “TDY”. References to “ATI” mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.

i

PART I

Item 1. Business.

Who We Are

      Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies. We have developed strong core competencies in engineering, software development and manufacturing that we can leverage both to sustain and grow our current niche businesses, and to become an innovator in related higher-growth markets.

      We seek to grow in niche market segments where we have a strong competitive position, both by development of new products and services and by acquiring businesses that are highly complementary to our current product lines.

      Total sales in 2001 were $744.3 million, compared to $795.1 million and $761.4 million in 2000 and 1999, respectively. Our aggregate segment operating profits were $24.2 million, $72.4 million and $87.6 million in 2001, 2000 and 1999, respectively. Approximately 55% of our total sales in 2001 was to commercial customers and the balance was to the U.S. Government. Approximately 41% of these U.S. Government sales was attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 17% of total sales in 2001.

      In 2001, we realigned and changed the reporting structure of some of our business units. Our Test Services and Geophysical Instruments business units that were previously part of our Systems Engineering Solutions segment are now part of an instruments group under our Electronics and Communications segment. This realignment also resulted in a new segment, the Energy Systems segment, the results of which had previously been reported under our Systems Engineering Solutions segment. Our four business segments and their respective contributions to our total sales in 2001, 2000 and 1999 are summarized in the following table:

	Percentage of Sales

Segment	2001	2000	1999

Electronics and Communications	50%	47%	48%
Systems Engineering Solutions	27%	27%	25%
Aerospace Engines and Components	21%	25%	25%
Energy Systems	2%	1%	2%

      Teledyne Technologies was organized as a Delaware corporation on August 23, 1999. Teledyne Technologies is comprised of certain businesses of the former Aerospace and Electronics segment of Allegheny Technologies Incorporated. On November 29, 1999, we were spun off from ATI after a strategic review concluded that our businesses would be able to grow faster and that we would be a stronger competitor as a separate company. Our origin can be traced to Teledyne, Inc., founded in 1960 by Dr. Henry Singleton.

      Our principal executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021. Our telephone number is (310) 893-1600.

Strategy

      Our strategy is to focus on markets for electronic and communication products, while we continue to expand our profitable niche market businesses. We continually evaluate our product lines to ensure that they are aligned with our strategy. For example, we plan to exit certain non-core microwave switches and filters product lines within our Electronics and Communications segment. These actions help us to direct capital and management focus to opportunities that best utilize our engineering resources and technical expertise.

      Specific elements of our strategy include:

      Leverage Niche Market Leadership. We have developed strong, proprietary technical capabilities that have enabled us to achieve leading market positions in many of our niche markets, including those for oxygen analyzers, high frequency electromechanical relays, traveling wave tubes, data acquisition avionics, piston engines for general aviation, small turbine engines, and medical microelectronics. We intend to continue to leverage our leadership position in these niche markets to accelerate the introduction of new products and to increase our value-added service offerings. For example, we have been expanding our line of monitoring and control instruments. We also continue to work towards extending our position in data acquisition avionics by introducing new data acquisition products specifically designed for the business and commuter aircraft market. In addition, within our Systems Engineering Solutions segment, we have sold, closed or transferred to other segments certain commercial product lines or business units so that this segment can focus on and expand its core government defense and aerospace programs.

      Enhance Manufacturing Efficiency. We intend to continue to enhance our manufacturing capability to both reduce the cost of our products and enable us to react quickly to changes in market demand. For example, we have added state-of-the-art automated equipment for high volume manufacturing of components for optoelectronic components at our microelectronics facility. We have expanded our manufacturing operations in Mexico to reduce the cost of our products and to expand our capabilities in contract manufacturing of sophisticated electronic modules that are typically produced in low to moderate volumes. We have implemented new streamlined work cells for several product lines, including microelectronics, connectors, relays and aircraft engines. In 2001, to be ready for production of components used in our turbine engines for the Joint Air-to-Surface Standoff Missiles, we completed construction of a small turbine manufacturing cell at our Mobile, Alabama facility. Using state-of-the-art machine tool technology, coupled with computer aided process planning, we have achieved significant cycle time reductions on some components.

      Acquire Complementary Businesses. We intend to grow in market segments where we have a strong competitive position, both by developing new products and services and by acquiring highly complementary businesses. We are focused on acquiring companies or product lines that might add new products to existing markets, expand sales into related growth markets, increase service revenues or enhance manufacturing or distribution capabilities. Our goal is to leverage both operational and market synergies so that acquisitions result in near-term improvements in earnings. For example, during the fourth quarter of 2001 we acquired Advanced Pollution Instrumentation Inc., a private company that manufactures a broad line of instruments for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone. While this company’s products have historically been used in environmental applications, it recently introduced instruments for Teledyne’s traditional markets in semiconductor manufacturing and industrial process control. We anticipate that the Advanced Pollution Instrumentation product line will be highly complementary to our existing lines with respect to distribution channels, technology and manufacturing capabilities.

Our Business Segments

  Electronics and Communications

      Our Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets.

     Data Acquisition and Communication Products

      Our aircraft information management solutions are designed to increase the safety and efficiency of airline transportation. With over 200 commercial airline customers, we are a leading supplier of digital flight data acquisition systems for the commercial airline industry. We have provided these systems to our airline customers for over one-half of Boeing aircraft currently in production. We also introduced our systems to Airbus aircraft, including the single-aisle A319/320/321 and long-range A340/500-600. These systems acquire data for use by the aircraft’s flight data recorder, and record additional data for the airline’s operation, such as performance and engine condition monitoring.

      Our newest digital flight data acquisition units have some of the most advanced features in the industry. These systems conform to the required expansion of data recording capabilities, which were mandated by the FAA in 1997. At that time, the FAA increased the number of mandatory parameters to be monitored from the 17 then required to 88 by 2002.

      During 2001, we obtained FAA Supplemental Type Certification for our new Wireless GroundLinkTM product for use on Boeing 737 series aircraft, and intend to obtain certification on other aircraft. This system automates the transfer of in-flight data recorded by our data acquisition systems to an airline’s operations center. As soon as an aircraft lands, recorded flight data is transmitted to the airline’s operations center over the cellular telephone network and through the Internet. Our Flight Data Replay and Analysis System can process the data into useful formats that can be used by the airline to schedule maintenance services and implement proper crew training and safety procedures.

      The market for data acquisition systems has been extended to business and commuter aircraft as these aircraft have begun to mirror air transport aircraft in terms of data gathering and aircraft monitoring. We have obtained FAA certification for our mini flight data acquisition unit on multiple platforms. We are also one of the largest suppliers of air-to-ground telephony and data transmission products to the business and commuter aircraft market.

      Although our data acquisition products are primarily used on commercial aircraft, the United States Air Force recently selected our Optical Quick Access Recorder for use on its C-17 Globemaster III military transport aircraft.

     Instrumentation Products

      During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our Systems Engineering Solutions segment, to focus on monitoring and process control instrumentation. In the fourth quarter of 2001, we acquired Advanced Pollution Instrumentation, Inc., a private company that manufactures a broad line of instruments for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone.

      Gas Analysis. Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers and now offers a broad range of products with various sensitivities for petrochemical, semiconductor manufacturing and other industrial applications. We also manufacture analyzers for a variety of other gases for such market applications and, with the addition of Advanced Pollution Instrumentation, offer a range of products for environmental monitoring.

      Vacuum and Flow Measurement. Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in such varied applications as semiconductor manufacturing, refrigeration, metallurgy and food processing.

      Geophysical Instruments. We manufacture geophysical streamer cables, hydrophones and specialty products used in offshore drilling applications to locate oil reserves beneath the ocean floor. We are also adapting this technology for military antisubmarine warfare applications.

      Test Services. We manufacture torque sensors and provide technical services for such critical applications as monitoring valves in nuclear power plants.

     Electronic Components

      Traveling Wave Tubes. Our helix traveling wave tubes are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. Commercial applications include electromagnetic compatibility test equipment and satellite communication terminals for mobile newsgathering. Teledyne Technologies was the first company to offer multi-band tubes that permit a satellite communication earth station to quickly switch from one satellite system to another without the need for transmitter replacement.

      Microwave Amplifiers and Subsystems. We supply solid-state microwave power amplifiers used in satellite uplink terminals for corporate networking and to provide two-way Internet access via satellite for both consumer and commercial customers. Our new line of integrated transceiver modules provides point-to-point connectivity in cellular telephone infrastructure.

      Relays. Our Teledyne Relays miniature electromechanical relays are used where maintenance of signal fidelity is essential. Applications include microwave test equipment, automatic test equipment used in semiconductor manufacturing, wireless communication base stations and military and commercial aerospace. We also supply solid-state relays used in military and industrial applications.

      Connectors. We manufacture custom surface mount connectors for applications in computer disk drives and consumer medical electronic devices. Teledyne Interconnect Devices recently introduced a high-density microprocessor connector for high-end workstations and network servers.

      Rigid-Flex Printed Circuit Boards. Our patented rigid-flex printed circuit boards permit our customers to assemble reliable high-density electronic modules that are used in a variety of military and commercial aerospace applications.

     Electronic Manufacturing Services

      Electronics Equipment and Printed Circuit Card Assembly. We serve the market for high-mix, low-volume manufacturing of electronic products principally through facilities in Tennessee and Mexico. Examples of the types of products that we manufacture include sophisticated military electronics equipment and key subsystems in medical equipment such as magnetic resonance imaging (MRI) systems.

      Microelectronic Modules. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military, implantable medical devices and wireless communication products. For example, over 50 of our microelectronic modules are used for optical communications on each of the new F-22 Raptor aircraft. Examples of applications in the medical field include cardiac pacemakers, defibrillators and cochlear implant hearing aids.

      Optoelectronic Modules. We provide turnkey manufacturing services for custom optoelectronic modules used in high data rate communications. Our capabilities include submicron alignment of single mode fiber, environmental and life certification, and test of transmitter and receiver capabilities at data rates up to 40 gigabits per second.

     Systems Engineering Solutions

      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to solve the increasingly complex problems of our government defense and aerospace customers.

     Defense Solutions

      Teledyne Brown Engineering is a well-recognized missile defense contractor with over 40 years’ experience in missile defense systems integration. Our diverse customer base in this field includes the U.S. Army’s Space and Missile Defense Command, the Missile Defense Agency, formerly known as the Ballistic Missile Defense Organization, and major prime defense contractors.

      We have significant continuing roles in multiple missile defense programs, in such diverse areas as deployment and transition, targets and countermeasures, survivability, vulnerability and lethality analysis, systems engineering and integration, test and assessment, and the development of modeling and simulation test beds.

      Our engineering and technological services include systems design, development, integration and testing, with specialization in real-time distributed systems. Our expertise is evidenced by wide customer usage of our capabilities in systems such as our Missile Defense System Exerciser and our ground-based missile defense products. Our Systems Exerciser is a simulation tool used to verify the inter-operational compatibility of geographically separated, complex defense systems. The System Exerciser “drives” actual weapon systems with a simulated environment including threats, weather and terrain, creating a robust virtual world in which real systems can operate and interact.

      We have developed and maintain a variety of world-class modeling and simulation tools, ranging from architecture/force structure to components-requirement-focused tools. Examples include our Extended Air Defense Simulation, Joint Force Analysis Simulation, and Advanced Subsystems Element and Systems Simulation software tools. Many of these products are employed globally for applications such as training, metrics development, cost/risk assessments, trade studies, force/architecture investment strategy development, and operations planning.

     Aerospace Programs

      We have been active in U.S. space programs for more than 47 years and continue to be a significant contributor to NASA programs. We play a key role in the International Space Station (ISS), one of the most complex scientific endeavors ever undertaken. The ISS recently completed its first year of continuously manned operations. We have provided 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center.

      In addition to payload operations support, we have performed design and development work on ISS flight systems and ground support hardware, including the Vacuum Vent System which supports science payloads, flight support equipment for Orbital Replacement Units, and the Element Rotation Stand that manipulates large hardware items during ground integration activities.

      We have also completed development and qualification of flight hardware for the Observable Protein Crystal Growth Apparatus for the University of California, Irvine that is used in protein crystal research. Scientists expect the data from this research to further the understanding of why crystals grow differently in the micro-gravity environment.

      The Marshall Space Flight Center awarded 20 blanket purchase agreements for engineering services provided by individual contractor companies under the Specialized Engineering and Project Planning Support program. We were awarded a broad-range, pre-qualified approval to service all four of the Center’s participating organizations: the Engineering, the Science and the Space Transportation Directorates and the Systems Management Office.

     Information Technology

      We continue to work to expand our information technology products and services. We have developed a web-based program management software for NASA’s Marshall Space Flight Center. This program, called the Space Transportation and Information Network (STIN), enables NASA to manage centrally all space transportation and propulsion technology development projects at NASA centers and partner organizations. This task was previously done manually by program managers and staff involved in the three areas of financial programs, management milestones and reviews, and technology development. We also provide information technology services to Marshall’s Microgravity Research Program Office.

     Environmental Programs

      We support the U.S. Government’s efforts to clean up dangerous materials and waste. We operate the Rapid Response System, a mobile chemical waste treatment system developed by the U.S. Army. This system is used to process chemical agents for disposal. These chemical agents had been used in the past to train military personnel in the detection, measurement and decontamination of dangerous chemicals. We also produce canisters for the processing, stabilization and storage of nuclear waste products. In addition, we produce detonation chambers for use in the disposal of both chemical weapons and conventional munitions.

     Teledyne Solutions, Inc.

      Through Teledyne Solutions, Inc., we are the primary Ballistic Missile Defense (BMD) systems engineering and technical assistance contractor for the U.S. Army. Teledyne Solutions has responsibility for the Systems Engineering and Technical Assistance Contract (SETAC) in support of the U.S. Army Space and Missile Defense Command. Through the SETAC, Teledyne Solutions also directly supports the Program Executive Office for Air and Missile Defense and the Ground-Based Midcourse Defense Joint Program Office.

  Aerospace Engines and Components

      Our Aerospace Engines and Components Segment focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

     Piston Engines

      Principally through Teledyne Continental Motors, Inc., we design, develop and manufacture piston engines and ignition systems for major general aviation airframe manufacturers and provide spare parts and engine rebuilding services. We are one of two primary worldwide original equipment producers of piston engines for the general aviation marketplace.

      Our product lines include engines powering the Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the popular New Piper Seneca V twin-engine aircraft. In addition to these long-standing products, our engines power four new high-speed composite aircraft that recently entered production, the Cirrus SR-20, Lancair Columbia, Diamond Katana C1 and the Extra 400.

      In addition to the sales of new aircraft engines to aircraft producers, we actively support the aircraft engine aftermarket. Piston aircraft engines are produced with a finite utilization life generally expressed as time between overhauls. Our after-market support includes the building and rebuilding of nearly 3,000 of these units annually with our Gold Medallion® Rebuilt Engine. We provide a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. In addition, through Teledyne Mattituck Services, Inc., located in Long Island, New York, we serve as an aftermarket supplier and piston engine overhauler to the general aviation marketplace. We continue to believe that these service capabilities will leverage our investments in manufacturing excellence and the development of digital electronic controls for piston aircraft engines.

      Through Aerosance, Inc., we developed the first production full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLinkTM FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management. We continue the development of FADEC-equipped engines targeted at the most popular models of four and six cylinder piston aircraft engines in use throughout the world. We believe that these control systems will become standard equipment on new aircraft and will be retrofitted on higher-end, piston engine general aviation aircraft. In addition, our GillTM line of lead acid batteries is widely recognized as the premier power source for general aviation. We are now working to have our batteries included in business jet applications.

     Turbine Engines

      We design, develop and manufacture small turbine engines for missiles and unmanned aerial vehicles. We also produce engines that power military trainer aircraft.

      Our J402 engine powers the HARPOON missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile-Expanded Response. Lockheed Martin Corporation selected a derivative of the J402 engine to power the Joint Air-to-Surface Standoff Missile (JASSM). We are the sole source provider of engines for the JASSM system. The JASSM production requirement is currently estimated at 3,700 units.

      Another of our engines provides the turbine power for the Improved Tactical Air Launched Decoy being built for the U.S. Navy. This system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources. This low-cost turbine engine is the first of a family of lower-thrust engines to enter production.

      We are the sole source for major spare parts for the engine for the T-37 aircraft, the primary jet trainer for the U.S. Air Force. This engine has been in service for over 40 years and is expected to continue to power the T-37 well into this decade.

  Energy Systems

      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel-cell-based power sources. Teledyne Energy Systems, Inc., a majority owned subsidiary of TDY, was formed in 2001 by combining Teledyne Brown Engineering’s Energy Systems business unit with assets and intellectual properties of Florida-based Energy Partners, Inc.

      Our energy systems activities include a 50-year history of supplying high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided power systems for several successful deep-space missions such as the Viking 1 and Viking 2 Mars Landers and the Pioneer 10 and 11 missions to Jupiter and Saturn. The Pioneer 10 power system is still operating some 28 years after its launch and is now more than 7 billion miles from earth. Earthbound applications have included systems for high reliability unattended power generation in remote installations such as gas pipeline control stations and electrolytic high-purity hydrogen and oxygen gas generation used in many industrial processes.

      The transaction with Energy Partners, Inc. added its capabilities in Proton Exchange Membrane (PEM) fuel cell technology to our existing capabilities in electrochemical conversion processes. Fuel cells produce electrical energy by direct electrochemical conversion of hydrogen and oxygen, without moving parts and with pure water as the only byproduct. We believe that PEM technology is at the leading edge of the new global thrust to advance the development of fuel cell generators for a variety of uses ranging from space missions to distributed power generation, uninterruptible power supplies, and portable power applications using either hydrogen or natural gas as a fuel.

      We also manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. We expect that this market will expand because of the interest in fuel cells using hydrogen as a fuel. In 2001, we introduced two new products in this series with higher outputs that meet requirements in alternative fuel development.

      In 2001, we introduced a new line of fuel cell test stations designed to provide a completely integrated system for fuel cell testing for the PEM fuel cell development market. At present they are used for testing fuel cell components and single cells, but we are expanding this product line to provide systems capable of testing multi-cell stacks rated from watts to kilowatts.

      We continue to seek applications for high reliability, long endurance power systems for extreme environment applications. We were recently awarded a project to develop an advanced PEM fuel cell for NASA’s Second Generation Reusable Launch Vehicle that is expected to replace the existing Space Shuttle fleet.

Customers

      We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2001, 2000 or 1999.

      Approximately 45%, 44% and 44% of our total sales for 2001, 2000 and 1999 were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. In 2001 and 2000, our largest program with the U.S. Government, The Boeing Company — National Missile Defense contract, represented 7.4% and 6.6% of total sales, respectively. In 1999, the Systems Engineering and Technical Assistance contract with the Space and Missiles Defense Command was our largest U.S. Government program, and represented 6.2% of total sales. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

	2001	2000	1999

	(In millions)
Electronics and Communications	$107.8	$97.5	$101.0
Systems Engineering Solutions	195.7	193.2	180.5
Aerospace Engines and Components	27.3	51.4	47.5
Energy Systems	7.8	5.2	5.0

Total	$338.6	$347.3	$334.0

      Our total backlog of confirmed orders was approximately $300.8 million at December 30, 2001, $339.2 million at December 31, 2000 and $348.0 million at January 2, 1999.

Sales and Marketing

      Our sales and marketing approach varies by segment and products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

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

      Principally through Teledyne Technologies International Corp., the Company has established branch offices in foreign countries to facilitate international sales for various businesses.

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

Research and Development

      Our research and development efforts primarily involve engineering and design relating to improving product lines and developing new products and technologies in the same or related fields. We spent a total of $210.7 million, $247.4 million and $215.9 million on research and development and bid and proposal costs for 2001, 2000 and 1999, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 85%, 87% and 87% of total research and development costs for 2001, 2000 and 1999, respectively.

      In 2001, approximately 62% of the $31.3 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $29.2 million in 2002.

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

      In connection with our spin-off in 1999, an affiliate of ATI granted us an exclusive license to use the “Teledyne” name and related logos, symbols and marks in connection with our operations. The annual fee is $100,000 for this license and on November 24, 2004, we have an option to purchase all rights and interests in the Teledyne marks for $412,000.

Employees

      During 2001, we reduced our workforce by approximately 14%. Our total current workforce consists of approximately 5,100 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 65 of our employees in Toledo, Ohio under a collective bargaining agreement that has been recently extended to November 23, 2003. In addition, this union also represents approximately 310 employees in Mobile, Alabama under a collective bargaining agreement that expires on December 16, 2003 and approximately 50 employees in Abbeville, Alabama under a collective bargaining agreement that expires on October 15, 2004. We consider our relations with our employees to be good.

Executive Management

      TDY’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers*:
Robert Mehrabian Chairman, President and Chief Executive Officer; Director	60	Dr. Mehrabian is the Chairman, President and Chief Executive Officer of TDY. He has been the President and Chief Executive Officer of TDY since its formation. Dr. Mehrabian became Chairman of the Board of Directors on December 14, 2000. Prior to the spin-off, he was the President and Chief Executive Officer of ATI’s Aerospace and Electronics segment since July 1999 and had served ATI at various senior executive capacities since July 1997. Before joining ATI, Dr. Mehrabian served as President of Carnegie Mellon University. He is a director of TDY, Mellon Financial Corporation and PPG Industries, Inc.
Robert J. Naglieri Senior Vice President and Chief Financial Officer	53	Mr. Naglieri has been Senior Vice President and Chief Financial Officer of TDY since October 3, 2000. Prior to joining TDY, Mr. Naglieri served as divisional Chief Financial Officer for the agricultural business for CNH Global NV, the company formed by the merger of Case Corporation and New Holland, NV. Prior to that merger, he was the Controller for Case Corporation from 1994 until 1999. Prior to that, he spent 25 years with General Electric, last serving as the Finance Executive for the International Power Systems division.
John T. Kuelbs Senior Vice President, General Counsel and Secretary	59	Mr. Kuelbs has been the Senior Vice President, General Counsel and Secretary of TDY since November 29, 1999, having joined ATI’s Aerospace and Electronics segment in October 1999. Mr. Kuelbs was Senior Vice President — Acquisition Policy for Raytheon Company from November 1998 to September 1999 and Senior Vice President — Legal of Raytheon Systems Company from January 1998 to November 1998. Before Raytheon’s acquisition of Hughes Aircraft Company, Mr. Kuelbs spent 17 years at Hughes Aircraft Company where he served as Senior Vice President, General Counsel and Secretary from 1994 to 1998.
Dale A. Schnittjer Vice President and Controller	57	Mr. Schnittjer became a Vice President on December 19, 2001, and has been the Controller of TDY since November 29, 1999. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of TDY from June 1, 2000 to October 3, 2000. From 1998 to the spin-off, Mr. Schnittjer served as a financial executive to the Aerospace and Electronics and Industrial Segments of ATI. Prior to that, he was Vice President — Finance of Teledyne Wah Chang from 1997 to 1998 and Vice President — Finance of Teledyne Specialty Equipment from 1995 to 1997. Mr. Schnittjer has held various financial positions with several of Teledyne’s aerospace and electronics companies since 1971.

Name and Title	Age	Principal Occupations Last 5 Years

Segment Management:
James M. Link President, Teledyne Brown Engineering, Inc.	59	Retired Lieutenant General Link has been the President of Teledyne Brown Engineering since July 2001. Prior to that, Mr. Link served as Senior Vice President of Science Applications International Corporation (SAIC) Applied Technology Group in Huntsville, Alabama. Before joining SAIC, Mr. Link had a distinguished 33-year career with the U.S. Army where he last served as Deputy Commanding General of the U.S. Army Materiel Command.
Bryan L. Lewis President, Teledyne Continental Motors, Inc.	52	Mr. Lewis has been the President of Teledyne Continental Motors since 1992. From 1990 to 1992, he was President of the turbine engine operations of Teledyne, Inc. Mr. Lewis has held various technical and general management positions during his 20 years with Teledyne Technologies and its predecessors.
Rhett Ross President, Teledyne Energy Systems, Inc.	37	Mr. Ross has been President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc. Prior to that, he was General Manager of the Teledyne Energy Systems business unit. Before joining the Company in July 2000, Mr. Ross operated R4 Energy, a consulting business specializing in energy technologies. From 1993 to 1999, Mr. Ross was Vice President — Product Development of Energy Partners, Inc., a fuel cell development company.
Other Officers:
Robert W. Steenberge Chief Technology Officer	54	Mr. Steenberge has been TDY’s Chief Technology Officer since March 2000. Prior to that, he had been Vice President of Advanced Development at Teledyne Electronic Technologies since 1991. Since joining Teledyne in 1976, Mr. Steenberge has held various management positions with several of its aerospace and electronics companies.
Ivars R. Blukis Chief Business Risk Assurance Officer	59	Mr. Blukis has been Chief Business Risk Assurance Officer since January 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies. Since joining Teledyne in 1976, Mr. Blukis has held various financial and administrative positions with its microwave electronics components business unit.
Robyn E. Choi Vice President — Administration and Assistant Secretary	37	Ms. Choi has been Vice President — Administration of the Company since December 2000, and served as Director of Administration and an Assistant Secretary beginning at the time of the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in August 1999, she was Director of the President’s Office and Secretary of the Corporation at Carnegie Mellon University.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	42	Miss Cibik has been Vice President of the Company since December 2000, Associate General Counsel since the spin-off, and an Assistant Secretary since October 1999. From April 1998 to the spin-off, Miss Cibik was Counsel — Corporate and Securities at ATI. Prior to joining ATI, she was Senior Counsel at PNC Bank Corp., now known as The PNC Financial Services Group, Inc., and had previously been associated with Kirkpatrick & Lockhart LLP.

Name and Title	Age	Principal Occupations Last 5 Years

Shelley D. Green Treasurer	43	Ms. Green has been the Treasurer of TDY since October 2000, and served as Assistant Treasurer since the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in October 1999, she spent 16 years at Occidental Petroleum Corporation serving its treasury operations and debt administration, having last served as Assistant Treasurer — Financial Operations.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

      Dr. Mehrabian has an Amended and Restated Employment Agreement with Teledyne Technologies, which provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement terminates on December 31 of each year, but will be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Dr. Mehrabian has a base salary of $565,000 for 2002. The agreement provides that Dr. Mehrabian is entitled to participate in TDY’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne Technologies will pay him following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50 percent of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to TDY (including service to ATI), but not more than 10 years.

      Thirteen current members of management have entered into Change in Control Severance Agreements with Teledyne Technologies. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of TDY and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian and Messrs. Naglieri, Kuelbs and Link and one other executive) or two times (in the case of Mr. Schnittjer and seven other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan (“AIP”) bonus target for the year in which the change in control occurs or the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current Annual Incentive Plan bonus based on the fraction of the year worked times the Annual Incentive Plan target objectives at 120 percent (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Plan awards, assuming applicable goals are met at 120 percent of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits for a period of 36 months after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by us under any Stock Acquisition and Retention Program or any replacement plans (i.e., the Restricted Stock Award Program).

•	Full vesting under our pension plans (within legal parameters).

•	Up to $25,000 reimbursement for actual professional outplacement services.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

      The following text highlights various risks and uncertainties associated with Teledyne Technologies. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in TDY’s 2001 Summary Annual Report to Stockholders.

The September 11th terrorist attacks and subsequent events have caused uncertainty with respect to many of our businesses and may adversely affect the Company’s business and results of operations.

      The September 11th terrorist attacks and subsequent events have caused uncertainty with respect to U.S. and other business and financial markets. Although many of our businesses that provide products or services to the U.S. Government may experience greater demand for their products and services as a result of increased U.S. Government defense spending, several factors associated, directly or indirectly, with terrorist attacks and possible future terrorist attacks and responses may adversely affect the Company. These factors include the following:

•	The effect of the decline in air travel on the financial condition of our commercial airline and aircraft manufacturer customers could adversely affect our Electronics and Communications segment.

•	The deteriorating financial performance of airlines could result in a further reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.

•	Flight restrictions adversely impact the market for general aviation aircraft piston engines and components, and would adversely affect our Aerospace Engines and Components segment.

•	Potential reductions in the need for general aviation aircraft maintenance due to declines in air travel could adversely affect our Aerospace Engines and Components segment.

•	The impact of the terrorist attacks on the insurance market could adversely affect our ability to obtain various insurance coverage or result in increased costs for coverage in future years.

We may be unsuccessful in our efforts to increase our participation in certain new markets.

      We intend to both adapt our existing technology and develop new products to expand into new market segments. For example, we are developing new fuel cell related technologies. The market for fuel cell technologies is not well established and there are a number of companies that have announced intentions to develop and market fuel cell products. Some of these companies have greater financial and/or technological resources than we do.

      We are also developing new electronic products, including high-density microprocessor connectors and microwave modules for radios used in cellular communications infrastructure, which are intended to access markets in which Teledyne does not currently participate. We may be unsuccessful in accessing these markets if our products do not meet our customers’ requirements, due to either changes in technology and industry standards or because of actions taken by our competitors.

      In 2000, we announced our intention to capitalize on our existing technology and experience to penetrate communications markets, particularly fiber optic communications components and wireless and satellite communications equipment. The downturn in the semiconductor, telecommunications and electronic manufacturing services markets, coupled with deteriorating general economic conditions, negatively impacted our optoelectronics growth initiative and our short-cycle electronics businesses, such as electronic relays used in semiconductor test equipment and communications applications.

Our dependence on revenue from government contracts subjects us to many risks, including the risk that we may not be successful in bidding for future contracts and the risk that Government funding for these contracts may be diverted to other uses or delayed.

      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contract or subcontractor, represented approximately 45% of our total revenue for 2001. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.

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

      While the overall U.S. military budget declined in real dollars from the mid-1980’s through the early 1990’s, as a result of the September 11th terrorist attacks, U.S. defense spending is expected to increase over the next several years. Increased defense spending does not necessarily correlate to increased business for the Company, because not all the programs in which TDY participates or has current capabilities may be earmarked for increased funding. In addition, we obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted.

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

      There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed price-type contracts (41% in 2001). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. We believe that the U.S. Government is increasingly requesting proposals for fixed-price-type contracts.

      Certain fees under some of our U.S. Government contracts are linked to meeting development or testing deadlines and depend on the collective efforts and success of other defense contractors over which we have no control. For example, under one of our missile defense contracts in which we provide engineering and testing support, we will be entitled to an approximate $1.0 million award fee if, during an upcoming 2002 test, a missile strikes its planned target. If the test is delayed or the target is missed, we may not receive any of this fee, notwithstanding whether we fully performed our contractual requirements under the program.

      We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to surface issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably our company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements.

We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner.

      Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance.

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

      Although we believe that anticipated cash flows from operations and available borrowings under our $200 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including resurgence of the public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

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

      While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc. is $10 million. We are monitoring the impact of the September 11th tragedy on insurance markets, which could result in material cost increases for our insurance policies or greater self-insured retentions. Our existing aircraft product liability policy expires in May 2003.

      Product recalls and field service actions could also have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Continental Motors has been engaged in a product recall of piston engine crankshafts whereby the Company took a $12 million pretax charge in the fiscal 2000 second quarter. In the second quarter of 1999, Teledyne Continental Motors had an unrelated recall of piston engines for which the Company took a $3 million pretax charge. Product recalls have the potential for tarnishing a company’s reputation and could have a material adverse effect on the sales of our products. In regard to the 2000 crankshaft product recall, while the Company has been pursuing cost recovery through litigation against certain materials suppliers, there is no assurance that it will recover, fully or in part, the costs incurred or its reputation.

      The gas generators manufactured by Teledyne Energy Systems, Inc. currently contain an asbestos component. While the company is currently examining replacement materials, has placed warning labels on its products and takes care in its handling with employees, there is no assurance that the Company will not face asbestos-related liability claims.

      We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

We may have difficulty obtaining product liability insurance coverage, or be subject to increased costs for such coverage in future years.

      The tragic events of September 11th have had a significant impact on the insurance industry. As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles.

      We cannot assure that, in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves.

      Aside from the uncertainties created by the events of September 11th and subsequent activities, our ability to obtain product liability insurance and the cost for such insurance are affected by our prior experience with claims. We cannot assure that, in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years.

Increasing competition could reduce the demand for our products and services.

      Although we believe that we have certain advantages that help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically integrated projects.

We sell products and services to customers in industries that are cyclical and sensitive to changes in general economic activity.

      We derive significant revenues from the commercial aerospace industry. Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. Delays or changes in aircraft and component orders could impact the future demand for our products and have a material adverse effect on our business, results of operations and financial condition. The tragic events of September 11th resulted in an accelerated downturn in the market for commercial aircraft and have increased the level of uncertainty regarding future orders for aircraft.

      In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and in mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our profits, or our production levels, or both.

We sell products to customers in industries that may undergo rapid and unpredictable changes.

      We develop and manufacture products for customers in industries that have undergone rapid changes in the past. For example, we manufacture products and provide manufacturing services to companies that serve telecommunications markets. During 2001, many segments of the telecommunications market experienced a dramatic and rapid downturn that resulted in cancellations or deferrals of orders for our products and services. This market segment, or others that we serve, may exhibit rapid changes in the future and may adversely affect our operating results, or our production levels, or both.

We are subject to the risks associated with international sales.

      During 2001, international sales accounted for approximately 17% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	export controls;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	convertibility and transferability of international currencies; and

•	exchange rate fluctuations.

      Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. In prior years, weak conditions in Asian economies have affected our results of operations adversely. The September 11th terrorist attacks have resulted in increased export scrutiny of sales of some of our products to international customers.

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

      Some of our businesses work with highly dangerous substances that require heightened standards of care. For example, as a systems contractor for the U.S. Army’s Product Manager for Non-Stockpile Chemical Materiel, we conduct research, development, manufacturing, test and evaluation and site operations related to the safe and environmentally protective disposal of small caches of chemical munitions and materiel located in over 30 states and territories. The destruction of chemical weapons is an inherently dangerous activity. Except for a contained fire during a demonstration testing of a process designed to access rockets in a former program, we have not experienced any accidents or other adverse consequences as a result of our participation in weapon destruction programs. We cannot, however, assure that we will not experience any problems in the future. Although the federal government provides certain indemnities to contractors in these programs, these indemnities may be insufficient to offset liabilities that we may incur in connection with our participation in these programs.

      For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 15 to Notes to Consolidated Financial Statements.

Having limited operating history as an independent company makes it difficult to predict our profitability as a stand-alone company.

      We have a limited operating history as an independent company. Prior to the spin-off, our businesses relied on ATI for various financial, managerial and administrative services and benefited from the earnings, financial resources, assets and cash flows of ATI’s other businesses.

      In 2000, we dedicated managerial and other resources at the corporate level to establish the infrastructure and systems necessary for us to operate as an independent public company. In 2001, as we reduced our workforce by approximately 14% as part of multiple cost reduction actions, we took out some layers of management at our Electronics and Communications segment. While we believe that we have sufficient management resources, we cannot assure you that this will be the case or that we will successfully implement our operating and growth initiatives. Failure to implement these initiatives successfully could have a material adverse effect on our business, results of operations and financial condition.

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

Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.

      Our growth strategy includes possible acquisitions. Acquisitions involve various inherent risks, such as:

•	our ability to assess accurately the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial, operating and other synergies anticipated to result from an acquisition; and

•	unanticipated changes in business and economic conditions affecting an acquired business.

      In the fourth quarter of 2001, we acquired Advanced Pollution Instrumentation, Inc. While this company’s products and customer base are complementary to TDY’s existing monitoring and control instruments, there is no assurance that we will achieve all identified financial, operating and distribution synergies.

We may not be able to sell, or exit on acceptable terms, product lines that we determine no longer meet with our growth strategy.

      Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. Our ability to dispose of product lines that may no longer be aligned with our strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance as to when, if or on what terms any non-strategic product lines will be sold. Also, we cannot provide any assurance as to the availability, timing, terms or conditions of alternative courses of action, including closure, if any sale of any non-strategic product line cannot be consummated.

Failure of representations and assumptions underlying the IRS tax ruling could cause the spin-off not to be tax-free to ATI or to ATI’s stockholders and may require us to indemnify ATI.

      While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions. While we successfully and timely completed our required public offering in the third quarter of 2000 and finished using the net proceeds of the public offering during the fourth quarter of 2001 in accordance with the ruling, as revised, we must continue to satisfy other requirements. Until the second anniversary of our public offering, we cannot make stock repurchases or redemptions without ATI’s consent and we are required to use proceeds of asset dispositions to expand our businesses purposes as set forth in the IRS ruling. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters — Use of Proceeds from Completed Public Offering”.

      If the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gain generally equal to the amount by which the fair market value of the TDY Common Stock distributed to ATI’s stockholders exceeded the tax basis in our assets. In addition, the distribution of our Common Stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the TDY Common Stock such stockholder receives.

      If the spin-off qualified as a distribution under Section 355 of the Code but failed to be tax-free to ATI because of certain post-spin-off circumstances (such as an acquisition of Teledyne Technologies), ATI would recognize taxable gain as described above, but the distribution of our Common Stock in the spin-off would generally be tax-free to each ATI stockholder.

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

Provisions of our governing documents, applicable law, and our Change in Control Severance Agreements could make an acquisition of Teledyne Technologies more difficult.

      Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement, and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne Technologies in a transaction not approved by our board of directors more difficult. We have also entered into Change in Control Severance Agreements with 13 members of our management, which could have an anti-takeover effect. The Company’s indemnification obligation to ATI and its stockholders that could be triggered by a takeover or tender offer of TDY during the two-year period following the spin-off has terminated and is no longer a takeover deterrent.

The market price of our Common Stock has fluctuated significantly since our spin-off from ATI, and could continue to do so.

      Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.8125 to a high of $30.5625 per share. At February 28, 2002, our closing stock price was $16.35. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors, such as acquisitions;

•	adverse business developments, such as the engine recall by Teledyne Continental Motors in 2000;

•	additional terrorist activities;

•	increased military or homeland defense activities;

•	improvements in the semiconductor, telecommunications and electronic manufacturing services markets;

•	general market conditions; and

•	general economic factors unrelated to our performance.

      The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility not necessarily related to the operating performance of particular companies. We cannot provide assurances as to our stock price.

Item 2. Properties.

      Our principal facilities as of December 30, 2001 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment
Los Angeles, California	Development and production of electronic components and subsystems.	Owned and Leased
Los Angeles, California	Production of digital data acquisition systems for monitoring commercial aircraft and engines.	Leased
Lewisburg, Tennessee	Development and production of electronic components and subsystems.	Owned
City of Industry, California	Development and production of precision oxygen analyzers.	Owned
Mountain View, California	Production of broadband wireless assemblies, switching devices, and monolithic microwave integrated circuits.	Owned
Hawthorne, California	Production of electronic components.	Owned
Rancho Cordova, California	Development of production of traveling wave tubes.	Owned and Leased
San Diego, California	Development and production of environmental monitoring instruments.	Leased
Systems Engineering Solutions Segment
Huntsville, Alabama	Provision of engineered services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology.	Owned and Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services.	Leased
Washington, DC	Defense program offices supporting governmental customers.	Leased
Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market.	Leased
Redlands, California	Manufacturing of batteries for the general aviation market.	Owned
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets.	Leased
Energy Systems Segment
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of gas generators, power generating systems and fuel cell test stations.	Leased
West Palm Beach, Florida	Research and development of fuel cell components and systems.	Leased

      We also own or lease facilities elsewhere in the United States and outside the United States, including Tijuana, Mexico, Gloucester, England and Cumbernauld, Scotland. Our executive offices are currently located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of TDY’s stockholders during the fourth quarter of 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock and Dividend Policy

      Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	High	Low

1999
4th Quarter (from November 29, 1999)	$10.50	$7.6875
2000
1st Quarter	$28.50	$8.375
2nd Quarter	20.00	10.75
3rd Quarter	30.5625	14.6875
4th Quarter	29.0625	17.00
2001
1st Quarter	$23.25	$11.89
2nd Quarter	$19.75	$12.65
3rd Quarter	$17.85	$12.60
4th Quarter	$18.00	$13.58
2002
1st Quarter (through March 12, 2002)	$17.37	$13.95

      On February 28, 2002, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $16.35 per share. As of February 28, 2002, there were approximately 8,160 holders of record of the Common Stock.

      We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Provisions of our credit agreement limit our ability to pay dividends to amounts exceeding 25% of cumulative net income subsequent to the effective date of the credit agreement. As of December 30, 2001, approximately $11.1 million was available for the payment of dividends under these provisions.

Use of Proceeds from Completed Public Offering

      In the third quarter of 2000, Teledyne Technologies received net proceeds of approximately $84.0 million from an underwritten public offering of 4,605,000 shares of its Common Stock, par value $0.01 per share. On August 22, 2000, the Company sold 4,100,000 shares of Common Stock and on September 15, 2000, 505,000 additional shares were sold pursuant to the exercise by the underwriters of their over-allotment option. Gross proceeds totaled $89,797,500 (at $19.50 per share). The underwriting discount totaled $5,157,600. Offering expenses were $646,600 at December 31, 2000. No payments were made to directors or officers of the Company; however, payments were made to Kirkpatrick & Lockhart LLP, the Company’s counsel in connection with the offering and of which Charles J. Queenan, Jr., a member of the Company’s Board of Directors, is Senior Counsel.

      The Company used the net proceeds from the offering to repay borrowings under its revolving credit facility pending their use in accordance with the modified IRS tax ruling received by ATI in connection with the spin-off. Consistent with the IRS tax ruling, we have spent: $108.9 million for product development and enhancements and process improvements, $59.6 million for capital and facility improvements, and $25.9 for acquisitions and/or joint ventures. These spending levels have exceeded our average annual historical expenditures of $47.7 million for these types of uses. The increased spending (including the impact of working capital changes and the disposition of Cast Parts) of $143.2 million was funded, in part, from the net proceeds of the offering. Considering this, none of the net proceeds remains to be used.

Item 6. Selected Financial Data.

      The following table presents our summary consolidated financial data. Effective November 29, 1999, Teledyne Technologies was spun off from ATI. Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The historical financial information is not necessarily indicative of the results of operations or financial position that would have occurred if we had been a separate, independent company during the periods presented prior to 2000, nor is it indicative of future performance. This historical financial information does not include pro forma adjustments that reflect estimates of the expenses that we would have incurred had we been operated as an independent company and as capitalized at the time of its spin-off from ATI for each period presented. The historical financial information should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Teledyne Technologies Incorporated

Five-Year Summary of Selected Financial Data

	For the fiscal years

	2001	2000	1999	1998	1997

	(In millions, except per share amounts)
Sales	$744.3	$795.1	$761.4	$733.0	$707.4
Income from continuing operations	$6.8	$31.9	$47.2	$46.4	$37.3
Net income	$6.6	$32.3	$49.0	$48.7	$41.6
Working capital	$115.3	$107.6	$98.5	$72.6	$78.2
Total assets	$349.3	$350.9	$313.4	$246.4	$250.6
Long-term debt	$30.0	$—	$97.0	$—	$—
Stockholders’ equity	$173.0	$163.1	$44.5	$106.4	$109.4
Basic earnings per common share — continuing operations(a)	$0.21	$1.12	$1.73	$1.65	$1.33
Diluted earnings per common share — continuing operations(a)	$0.21	$1.08	$1.73	$1.65	$1.33
Basic earnings per common share(a)	$0.20	$1.13	$1.79	$1.73	$1.48
Diluted earnings per common share(a)	$0.20	$1.09	$1.79	$1.73	$1.48

(a)	Prior to the spin-off, the average outstanding shares used to compute earnings per share were based on a distribution ratio of one share of TDY Common Stock for every seven shares of ATI Common Stock. The treasury stock method is used to calculate diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Teledyne Technologies is a leading provider of sophisticated electronic components, instruments and communications products, including data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies. We have developed strong core competencies in engineering, software development and manufacturing that we can leverage both to sustain and grow our current niche businesses, and to become an innovator in related higher-growth markets.

      We seek to grow in niche market segments where we have a strong competitive position, both by development of new products and services and by acquiring businesses that are highly complementary to our current product lines. We continually evaluate our product lines to ensure that they are aligned with our strategy. These actions help us to redirect capital and management focus to opportunities that best utilize our engineering resources and technical expertise. Consistent with this strategy, we sold the assets of Teledyne Cast Parts, our sand and investment casting business in December 2000. Accordingly, our consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation.

      In addition, in 2001, we realigned and changed the reporting structure of some of our business units. Our Test Services and Geophysical Instruments business units that were previously part of our Systems Engineering Solutions segment are now part of an expanded instruments group under our Electronics and Communications segment. This realignment also resulted in a new segment, the Energy Systems segment, the results of which had previously been reported under our Systems Engineering Solutions segment. The Energy Systems segment, which provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies, currently includes the majority-owned entity that was formed in the third quarter of 2001. Accordingly, we have restated our previously reported segment data to reflect this realignment and structure. Total sales and operating profit were not affected by these segment reporting changes.

      Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The following is our financial information for 2001 and 2000 and pro forma financial information for 1999 (in millions, except per-share amounts):

	2001	2000	1999

Sales	$744.3	$795.1	$761.4
Costs and expenses
Cost of sales	573.4	579.6	552.1
Selling, general and administrative expenses	143.8	158.4	136.8
Asset impairment charge	7.5	—	—
Restructuring and other charges	8.8	—	—

Costs and expenses	733.5	738.0	688.9

Operating profit	10.8	57.1	72.5
Interest and debt expense, net	1.9	5.3	8.1
Other income	2.4	1.1	1.0

Income from continuing operations before income tax	11.3	52.9	65.4
Provision for income taxes	4.5	21.0	26.3

Income from continuing operations	6.8	31.9	39.1
Discontinued operations, net of tax	(0.2)	0.4	1.8

Net income	$6.6	$32.3	$40.9

Basic earnings per common share:
Continuing operations	$0.21	$1.12	$1.44
Discontinued operations	(0.01)	0.01	0.06

Basic earnings per common share	$0.20	$1.13	$1.50

Diluted earnings per common share:
Continuing operations	$0.21	$1.08	$1.44
Discontinued operations	(0.01)	0.01	0.06

Diluted earnings per common share	$0.20	$1.09	$1.50

      The pro forma financial information for 1999 has been presented for informational purposes only and may not reflect the results of operations that would have occurred had we operated as a separate, independent company for that period. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had we been operated as a separate company as of the beginning of 1999 and as capitalized at the time of the spin-off. As part of the spin-off, we assumed $100 million in long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on this long-term debt as if it had been outstanding for 1999. Pro forma income adjusts corporate expenses to an annual level of $15 million from the amount previously allocated, which was lower.

      We operate in four business segments: Electronics and Communications; Systems Engineering Solutions; Aerospace Engines and Components; and Energy Systems. The segments’ respective contributions to total sales from continuing operations for 2001, 2000 and 1999 are summarized in the following table:

	2001	2000	1999

Electronics and Communications	50%	47%	48%
Systems Engineering Solutions	27%	27%	25%
Aerospace Engines and Components	21%	25%	25%
Energy Systems	2%	1%	2%

	100%	100%	100%

Results of Operations

      We reported 2001 sales from continuing operations of $744.3 million, compared with net sales from continuing operations of $795.1 million for 2000 and $761.4 million for 1999. Net income from continuing operations was $6.8 million ($0.21 per diluted share) for 2001, compared with $31.9 million ($1.08 per diluted share) for 2000 and pro forma net income from continuing operations of $39.1 million ($1.44 per diluted share) for 1999. Net income including discontinued operations was $6.6 million ($0.20 per diluted share) for 2001, compared with $32.3 million ($1.09 per diluted share) for 2000 and pro forma net income including discontinued operations of $40.9 million ($1.50 per diluted share) for 1999.

      During the second quarter of 2001, the Company recorded a pretax charges of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a charge for discontinued operations ($0.3 million). Our 2001 pretax charges included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: industrial solid state relays; and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also plans to exit certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. At December 30, 2001, our projected charges remain in line with management’s expectations at $26.4 million. While the total amount remained the same, there were some changes in estimates, which are described in the table below.

      The decrease in sales in 2001, compared with 2000, reflected significantly lower sales in the Aerospace Engines and Components segment, as well as slightly lower sales in the Electronics and Communications segment and the Systems Engineering Solutions segment, offset in part by higher sales in the Energy Systems segment. The increase in sales in 2000, compared with 1999, reflected higher sales in each operating segment except for the Energy Systems segment.

      Cost of sales as a percentage of sales for 2001 was higher, compared with 2000, due to the effect of lower volume on fixed costs, product mix differences, the impact of the $9.8 million inventory write-down and higher investment in growth initiatives of $2.8 million for 2001. Cost of sales as a percentage of sales for 2000 reflected increased depreciation and the $2.2 million of pretax charges in 2000, as well as optoelectronics development costs, partially offset by higher pension income, compared with 1999.

      Selling, general and administrative expenses for 2001 were lower, compared with 2000 both in total dollars and as a percentage of sales. Selling, general and administrative expenses for 2001 included greater investment in growth initiatives of $2.7 million, compared with 2000. Selling, general and administrative expenses for 2000 include the $12.0 million piston engine product recall reserve as well as a gain of $1.4 million in our chemical weapons demilitarization business related to additional program funding. Selling, general and administrative expenses increased in 2000, compared with 1999, reflecting higher corporate administrative expenses, compared with the historical allocation from ATI, and higher research and development costs for the Electronics and Communications segment as well as the impact of the product recall charge in 2000 described above.

Restructuring, Asset Impairment and Other Charge Information

(In millions)

	Asset Impairments

	Property,			Restructuring		Inventory
	Plant and						Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$6.1	$2.6	$10.0	$0.3	$26.4
Fourth quarter change in estimate	—	—	0.1	(0.4)	0.5	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	5.7	3.1	9.8	0.3	26.4
Assets disposed of at December 30, 2001	(0.9)	(1.8)	(3.6)	—	—	(6.9)	—	(13.2)
Assets to be disposed	(1.0)	—	—	—	—	(2.9)	—	(3.9)
Cash payments	—	—	—	(4.5)	(2.0)	—	—	(6.5)

Liability as of December 30, 2001	$—	$—	$0.2	$1.2	$1.1	$—	$0.3	$2.8

      The 2001 pretax charges of $26.4 million are comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.8 million, of which $5.7 million is for employee termination benefits. We reduced our total workforce by approximately 790 employees or 14% during 2001 and expect an additional reduction of approximately 25 employees under the restructuring plan. Our plan for consolidation and downsizing of manufacturing operations included actions in the Electronics and Communications segment’s domestic locations as well as in a United Kingdom facility. The remaining $3.1 million of the restructuring charges were for consolidation expenses of $1.6 million; non-cancelable lease expenses of $0.6 million; and $0.9 million of incurred transaction costs associated with the formation of Teledyne Energy Systems, Inc. We recorded pretax asset impairment charges of $7.5 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. We also recorded a pretax charge of $9.8 million in cost of sales for the write off of inventory from discontinued product lines ($4.4 million) and the write-down of excess inventory ($5.4 million) resulting from reduced customer demand. Total charges by segment were as follows: $15.6 million in the Electronics and Communications segment; $5.5 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. The majority of the remaining liability of $2.8 million at December 30, 2001 is expected to be paid in 2002.

      The 2000 and 1999 results include pretax charges of $12.0 million and $3.0 million, respectively, for product recall reserves in the Aerospace Engines and Components segment. The 2000 results also include $1.4 million of pretax charges for cost adjustments in selected product lines in the Systems Engineering Solutions segment and $0.8 million of pretax charges for receivables adjustments in the Energy Systems segment.

      Prior to the charges in all three years, income from continuing operations was $22.5 million ($0.69 per diluted share) for 2001, compared with $40.5 million ($1.37 per diluted share) for 2000 and pro forma income from continuing operations of $40.9 million ($1.50 per diluted share) for 1999.

      International sales represented approximately 17% of total sales for 2001 and 2000 and 18% of total sales for 1999. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 45% of total sales for 2001 and 44% of total sales for 2000 and 1999.

      In 2001, aggregate segment operating profit was $24.2 million, compared with $72.4 million in 2000 and $87.6 million in 1999 and reflects the pretax charges noted above. Included in operating profit was pension income of $9.5 million in 2001, $9.0 million in 2000 and $6.6 million in 1999. Pension income for 2002 is expected to be approximately $1.0 million. The reduction in net pension income reflects the completion of income amortization associated with the transition assets recorded pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87 —

“Employers’ Accounting for Pensions”, as well as the decline in the market value of the Company’s pension assets during 2000 and 2001.

      Net income, before pro forma adjustments, was $49.0 million ($1.79 per diluted share) in 1999. The historical financial statements for 1999 reflect allocations representing corporate expense from ATI of $7.3 million for 1999. These allocations were based on sales. The historical financial statements for 1999 also include one month of actual corporate expenses incurred by the Company after the spin-off and one month of interest costs on long-term debt. Total interest expense on debt was $2.1 million in 2001, $5.4 million in 2000 and less than $1.0 million in 1999. The decrease in interest expense in 2001, compared with 2000, primarily reflected lower average outstanding debt levels in 2001. The increase in interest expense in 2000, compared with 1999, primarily reflected higher average outstanding debt levels in 2000.

Segments

      As noted above, following a realignment of the Company’s business units, Teledyne Technologies has restated its previously reported segment data. The following discussion of our four segments should be read in conjunction with Note 14 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2001	2000	1999

	(Dollars in millions)
Sales	$369.7	$373.4	$361.7
Operating profit	$9.9	$39.3	$45.8
Operating profit % of sales	2.7%	10.5%	12.7%
International sales % of sales	22.0%	20.6%	21.0%
Governmental sales % of sales	29.1%	26.1%	27.9%
Capital expenditures	$18.8	$21.4	$13.5

      Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets.

  2001 Compared with 2000

      Our Electronics and Communications segment sales were $369.7 million in 2001, compared with sales of $373.4 million in 2000. Operating profit was $9.9 million in 2001, compared with $39.3 million in 2000. Excluding the 2001 pretax charges of $15.6 million described below, operating profit was $25.5 million.

      Sales in 2001, compared with 2000, grew in military and commercial microwave products, microelectronic products (including optoelectronics), business and commuter aircraft communications equipment and geophysical sensors for the petroleum exploration market. Orders for military microwave and microelectronic products remained strong. This growth was more than offset by continued weakness in demand for relays used in semiconductor test equipment and communications applications, electronic manufacturing services and other commercial electronic products. Operating profit reflects the impact of sales differences. Operating profit for 2001 reflects $14.8 million of costs associated with optoelectronics and wireless growth initiatives, compared with $9.3 million in 2000. Additionally, 2001 included pretax charges of $15.6 million related to the following actions: $6.7 million of restructuring costs; $3.7 million of asset impairment charges; and $5.2 million to write off inventory for products to be discontinued and excess inventory.

  2000 Compared with 1999

      Our Electronics and Communications segment sales were $373.4 million in 2000, compared with $361.7 million in 1999. Operating profit was $39.3 million in 2000, compared with $45.8 million in 1999.

      Sales in 2000, compared with 1999, grew in electronic manufacturing services, relay products, business and commuter aircraft communications equipment and wireless products. Sales from electronic manufacturing services and wireless products grew as a result of new orders from military and commercial customers. Relay products reported improved sales based on demand from the communications and semiconductor test equipment markets. Sales of medical and military microelectronics were down from the same period last year. Sales for 2000 were negatively impacted by the significant decline in orders for our geophysical sensors for the petroleum exploration market, which has been very weak since the second quarter of 1999. Segment operating profit decreased due to increased spending in optoelectronics and broadband wireless initiatives and reduced margins on electronic manufacturing services. Approximately $9.3 million was spent on optoelectronics and broadband wireless initiatives beginning in the second quarter of 2000. Sales and operating profit in 1999 reflected non-recurring licensing revenue of $3.3 million.

Systems Engineering Solutions

	2001	2000	1999

	(Dollars in millions)
Sales	$200.8	$212.3	$191.7
Operating profit	$12.1	$18.2	$15.7
Operating profit % of sales	6.0%	8.6%	8.2%
International sales % of sales	0.8%	2.3%	2.3%
Governmental sales % of sales	97.5%	93.5%	94.2%
Capital expenditures	$2.0	$3.4	$1.8

      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., offers a wide range of engineering solutions and information services to government defense and aerospace customers.

  2001 Compared with 2000

      Sales for our Systems Engineering Solutions segment in 2001 were $200.8 million, compared with $212.3 million in 2000. For 2001, operating profit was $12.1 million, compared with $18.2 million for 2000. Excluding the 2001 pretax charges of $4.5 million described below, operating profit was $16.6 million.

      The 2001 results, compared with 2000, reflected growth in core defense and aerospace programs. This growth was more than offset by reduced work for environmental programs and sales reductions resulting from the disposition of the process control software and certain environmental product lines. Additionally, results for 2001 included pretax charges of $4.5 million related to the following actions: asset impairment charges of $3.7 million, $0.3 million to write off inventory for discontinued products and excess inventory and $0.5 million of restructuring costs.

  2000 Compared with 1999

      Sales for our Systems Engineering Solutions segment in 2000 were $212.3 million, compared with $191.7 million for 1999. For 2000, operating profit was $18.2 million, compared with $15.7 million for 1999.

      The 2000 results, compared with 1999, reflected strong sales growth in systems engineering and integration as well as environmental programs and a gain of approximately $1.4 million in the Company’s chemical weapons demilitarization business related to additional program funding. Operating results for

2000, compared with 1999, were negatively impacted by $1.4 million for cost adjustments and a write down of approximately $0.9 million in our process control software business.

Aerospace Engines and Components

	2001	2000	1999

	(Dollars in millions)
Sales	$159.2	$199.8	$194.2
Operating profit	$8.2	$15.8	$24.8
Operating profit % of sales	5.2%	7.9%	12.8%
International sales % of sales	23.8%	25.3%	24.6%
Governmental sales % of sales	17.2%	25.7%	24.5%
Capital expenditures	$5.1	$5.6	$12.8

      Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries.

  2001 Compared with 2000

      Our Aerospace Engines and Components segment’s sales were $159.2 million in 2001, compared with sales of $199.8 million in 2000. For 2001, operating profit was $8.2 million compared with $15.8 million for 2000. Excluding the 2001 pretax charge of $0.3 million and the $12 million pre-tax piston engine product recall reserves taken in the second quarter of 2000, operating profit was $8.5 million in 2001 and $27.8 million in 2000. The Company continues to pursue cost recovery through litigation against certain materials suppliers as a result of the 2000 product recall program.

      Sales in 2001, compared with 2000, reflected reduced orders for piston engine aftermarket products due to the weakness of the economy. Flight restrictions resulting from the September 11th terrorist attacks also adversely affected orders for aftermarket piston engines and components. Turbine engine sales were lower in 2001, compared with 2000, due to reduced spare part sales for air force training aircraft and reduced foreign demand for cruise missiles. Operating profit reflects the lower level of sales, which was partially offset by cost reductions implemented in the first quarter of 2001. Additionally, pretax charges of $0.3 million for 2001 were related to the second quarter restructuring charge.

  2000 Compared with 1999

      Our Aerospace Engines and Components segment’s sales were $199.8 million in 2000, compared with sales of $194.2 million in 1999. For 2000, operating profit was $15.8 million compared with $24.8 million for 1999. Excluding piston engine product recall reserves taken in the second quarters of 2000 and 1999, operating profit was $27.8 million in both 2000 and 1999. Increased sales for piston engines for 2000, compared with 1999, reflected aftermarket new engine sales and overhaul services. Sales for piston engines were negatively impacted from the operational disruption associated with the piston engine recall program and lower sales of spare parts. Teledyne Technologies recorded pretax charges of $12 million and $3 million, in the second quarters of 2000 and 1999, respectively, for estimated costs associated with piston engine recall programs. Sales and operating profit in 2000, compared with 1999, in the turbine engine business were lower due to reduced sales from development phase work on new turbine engine programs and lower sales of new turbine engines for air force training aircraft, which were $558 thousand for 2000, compared with $5.9 million in 1999. These reduced sales and operating profit were partially offset by increased spare part sales for air force training aircraft.

Energy Systems

	2001	2000	1999

	(Dollars in millions)
Sales	$14.6	$9.6	$13.8
Operating profit (loss)	$(6.0)	$(0.9)	$1.3
Operating profit (loss) % of sales	(41.1)%	(9.4)%	9.4%
International sales % of sales	37.2%	31.7%	62.8%
Governmental sales % of sales	53.2%	54.9%	36.2%
Capital expenditures	$0.5	$0.3	$0.2

      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies.

  2001 Compared with 2000

      Our Energy Systems segment’s sales were $14.6 million in 2001, compared with sales of $9.6 million in 2000. The 2001 operating loss was $6.0 million compared with an operating loss of $0.9 million for 2000. Excluding the 2001 pretax charge of $5.5 million, the operating loss was $0.5 million in 2001. The pretax charges of $5.5 million related to the following actions: $1.1 million of restructuring and other costs; $4.3 million to write off inventory for products to be discontinued and excess inventory; and $0.1 million of asset impairment. The 2000 results included pretax charges of $0.8 million for receivables adjustments. Excluding these charges, the operating loss was $0.1 million for 2000. Sales in 2001, compared with 2000, reflected improved sales in long-term government contracts as well as improved performance in the hydrogen generator product line. The 2001 operating results, compared with the 2000 operating results, reflected increased fuel cell development spending.

  2000 Compared with 1999

      Our Energy Systems segment’s sales were $9.6 million in 2000, compared with sales of $13.8 million in 1999. The 2000 operating loss was $0.9 million compared with operating profit of $1.3 million for 1999. The 2000 results included pretax charges of $0.8 million for receivables adjustments. Excluding these charges, the operating loss was $0.1 million for 2000. Sales in 2000 reflected lower hydrogen generator and commercial thermoelectric sales, compared with 1999. Operating results in 2000, compared with 1999, reflected the impact of lower sales as well as higher fuel cell development spending.

Financial Condition, Liquidity and Capital Resources

      Our principal capital requirements are to fund working capital needs, capital expenditures and any debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2002. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

      In 2001, cash provided from continuing operations was $19.0 million, compared with $36.5 million in 2000 and $45.9 million in 1999. The decrease in cash provided from operations in 2001, compared with 2000, primarily reflected lower net income from continuing operations in 2001, the effect of a decrease in accounts payable and short-term and long-term liabilities during 2001, compared with an increase in accounts payable and short-term and long-term liabilities during 2000, offset, in part, by a decrease in accounts receivable and deferred tax assets during 2001, compared with an increase in accounts receivable during 2000. The $1.3 million in cash used by discontinued operations in 2001 primarily reflected the payment of a purchase price adjustment as well as an additional accrual. The decrease in cash provided from operations in 2000, compared with 1999, primarily reflected lower net income from continuing operations in 2000. The lower net income from continuing operations, and resulting lower cash from operations, reflected the costs associated with the product recall as well as development spending on optoelectronics and broadband wireless initiatives. The impact of the change in deferred taxes offset the impact of changes in operating assets and liabilities.

      Working capital increased to $115.3 million at year-end 2001, compared with $107.6 million at year-end 2000. The increase in working capital was primarily due to lower accounts payable, partially offset by lower accounts receivable and inventories. The Company has experienced some recent customer bankruptcies, none of which have had or currently are expected to have a material adverse effect on the Company.

      Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

	2001	2000	1999

	(In millions)
Electronics and Communications	$18.8	$21.4	$13.5
Systems Engineering Solutions	2.0	3.4	1.8
Aerospace Engines and Components	5.1	5.6	12.8
Energy Systems	0.5	0.3	0.2

	$26.4	$30.7	$28.3

      During 2002, we plan to invest approximately $21 million in capital spending principally for manufacturing cost reduction, new products and upgrades to capital equipment. Commitments at December 30, 2001 for capital expenditures were approximately $1.7 million. The increase in property plant and equipment primarily reflected capital spending offset, in part, by depreciation and amortization.

      Investing activity in 2001 also reflected the acquisition of San Diego, California-based Advanced Pollution Instrumentation, Inc. (“API”) for $25 million. API is a designer and manufacturer of advanced air quality monitoring instruments. API had sales of approximately $16.3 million for the twelve months ended September 30, 2001. We expect to obtain significant synergies in product development and manufacturing by leveraging its design and manufacturing resources. Investing activity in 2000 also reflected the proceeds from the sale of Teledyne Cast Parts and payments for licensing fees and certain investments.

      In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida-based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. The new company will continue focusing on our core business of supplying hydrogen gas generators and thermoelectric power systems, while working to commercialize proton exchange membrane (PEM) fuel cell stacks, test stands and systems.

      Prepaid expenses, taxes and other assets in 2001 include income taxes receivable of approximately $5.8 million. The lower balance in other long-term liabilities reflects the impact of 2001 payments related to aircraft product liability and the 2000 product recall.

      Cash provided by financing activities for 2001 primarily reflected borrowings under a revolving credit agreement. Cash used in financing activities for 2000 reflected the payment of long-term debt and use of the proceeds from the public offering of 4.6 million shares of our Common Stock as well as proceeds from the exercise of stock options. Cash used in financing activities for 1999 primarily reflected net transactions with ATI as well as net payments on long-term debt. A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to our assumption of the facility. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At December 30, 2001 we had

$30 million outstanding under the facility at an average interest rate of 2.60%. At December 31, 2000 we had no long-term debt outstanding. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. The estimated fair value of our long-term debt at year-end 2001 was $30 million.

      At year-end 2001, we had $170.0 million of available committed credit under the credit facility, which is utilized, as needed, for daily operating and periodic cash needs. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.35% and 0.20% of the credit line, depending on our capitalization ratio as calculated from time to time. This credit facility requires the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the relationship of total consolidated indebtedness to earnings before interest, taxes and depreciation and amortization. The credit agreement prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income after the effective date of the credit agreement ($11.1 million at December 30, 2001). We also have available $10 million under an uncommitted bank facility with no outstanding amounts at year-end 2001 or 2000. This credit line is utilized, as needed, for periodic cash needs.

      In connection with the spin-off, a new defined benefit pension plan was established and Teledyne Technologies assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan, which at the time of the transfer had assets in excess of liabilities. At year-end 2001, such assets continue to exceed liabilities, but by a declining proportion. See Note 13 of the Notes to Consolidated Financial Statements.

      In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax-free to ATI and ATI’s stockholders. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from our 2000 public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At December 30, 2001, this requirement has been satisfied.

      The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that we will indemnify ATI and its agents or representatives for taxes imposed on, and other amounts paid by, them or ATI’s stockholders if we take actions or fail to take actions that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts described above were to become payable by Teledyne Technologies, the payment could have a material adverse effect on our financial condition, results of operations and cash flow and could exceed our net worth by a substantial amount.

Other Matters

  Taxes

      The effective income tax rate was 39.7% in both 2001 and 2000 and was 40.2% in 1999. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 30, 2001 will be realized.

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

     Hedging Activities; Market Risk Disclosures

      We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2001 and 2000. While we believe that adequate controls are in place to monitor any hedging activities in which we may engage, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, could adversely affect these activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. All of the Company’s long-term debt has been based on a fluctuating market interest rate and, consequently, the fair value should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

     Related Party Transactions

      In connection with the spin-off, Teledyne Technologies and ATI entered into several agreements governing the separation of our businesses and various employee benefits, compensation, tax, indemnification and transition arrangements. While we successfully completed our required public offering and other requirements have been satisfied or lapsed, several agreements have continuing obligations. For example, until the second anniversary of our 2000 public offering, we would need ATI’s consent to make stock repurchases. The requirement that at least a majority of our directors be members of the board of directors of ATI expires at our 2002 Annual Meeting of Stockholders. Six of our 10 directors are currently directors of ATI. At the 2002 Annual Meeting, we expect that four of eight of our directors will also serve on ATI’s board (given the retirement of two of our directors). We also license the “Teledyne” name and related logos, symbols and marks from an affiliate of ATI.

      Mellon Financial Corporation reported that subsidiaries in fiduciary capacities beneficially own about 5.2% of our Common Stock at December 30, 2001. Our Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of our directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and we believe that our relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of nine lenders under our $200 million credit facility, having committed up to $33,750,000 under the facility. It also provides cash management services and an uncommitted $10 million line of credit. Mellon Bank, N.A. also serves as trustee under our pension plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders rights plan.

     Environmental

      We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne Technologies has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $2.4 million at December 30, 2001. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

      With respect to proceedings brought under the federal Superfund laws, or similar state statutes, the Company has been identified as a potentially responsible party at approximately 17 such sites, excluding those sites at which Teledyne Technologies believes it has no future liability. Our involvement is very limited or de minimis at approximately nine of these sites, and the potential loss exposure with respect to any of the remaining eight sites is not considered to be material.

      For additional discussion of environmental matters, see Notes 2 and 15 to Notes to Consolidated Financial Statements.

  Government Contracts

      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 45% of total sales in 2001 and 44% of total sales in both 2000 and 1999. For a breakdown of sales to the U.S. Government by segment, see Note 14 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 30%, 31% and 30% of total sales for 2001, 2000 and 1999, respectively.

      Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, U.S. defense spending is expected to increase over the next several years as a result of the September 11th terrorist attacks. Notwithstanding the potential for increased defense spending, delays or declines in U.S. military expenditures in the programs that we participate in could adversely affect our business, results of operations and financial condition.

      For information on accounts receivable from the U.S. Government, see Note 6 to Notes to Consolidated Financial Statements.

  Estimates and Reserves

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, pension and other postretirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other — Critical Accounting Policies”.

      The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 30, 2001 and December 31, 2000:

Reserves and Valuation Accounts(a)

(In millions)

	2001	2000

Allowance for doubtful accounts	$2.7	$2.0
LIFO reserves	$27.1	$31.9
Other inventory reserves	$10.1	$12.0
Aircraft product liability reserves(b)	$5.5	$21.0
Other accrued liability reserves(c)	$13.1	$12.0

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	The difference between 2001 and 2000 principally reflects usage of funds with respect to settlements of aircraft product liability claims within the self-insured retentions and the 2000 piston engine product recall and reserves remaining from the second quarter 2000 charge.

(c)	Includes both long-term and short-term accrued liability reserves.

  Critical Accounting Policies

      Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies to our company: revenue recognition, impairment of long-lived assets, income taxes, inventories, and related allowance for obsolete and excess inventory, and aircraft product liability reserve. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

     Revenue Recognition

      Commercial sales and revenue from U.S. Government fixed-price-type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, sales may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these instances, invoices are submitted to the customer under a contractual agreement and the customer makes payments. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss.

      Some of the Company’s products are subject to specified warranties. The Company maintains a reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties.

      The Company also follows the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB No. 101”). SAB No. 101 provides the guidelines that must be followed regarding revenue recognition. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

     Impairments of Long-Lived Assets

      We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when events and circumstances indicate that the undiscounted cash flows expected to be generated by an asset (including any proceeds from dispositions) are less than the carrying value of the asset and the asset’s carrying value is less than its fair value. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. As a result of a review in the second quarter of 2001, we determined that the carrying amounts of certain of our long-lived assets were no longer recoverable based on estimates of future operating cash flows to be generated by these assets. As a result, we recognized an impairment charge of approximately $7.5 million in 2001.

     Accounting for Income Taxes

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We assess the likelihood that our deferred tax assets will be recovered from future taxable income, recognizing that future taxable income may give rise to new deferred tax assets. To the extent that we believe that future recovery is not likely, we must establish a valuation allowance. To the extent we establish or increase a valuation allowance, we must include an expense within the tax provision in the income statement.

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Based on our history of operating earnings, we have not recorded a valuation as of December 30, 2001. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could impact our financial position and results of operations.

      Until the effective date of the spin-off, Teledyne Technologies was included in the consolidated federal and certain state income tax returns of ATI. ATI is responsible for paying the taxes related to such returns, including any subsequent adjustment resulting from the re-determination of such tax liability by the applicable taxing authorities. Provision for income taxes for 1999 was calculated as if Teledyne Technologies had filed separate income tax returns for that year. Provisions for income taxes for 2000 and 2001 are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Inventories and Related Allowance for Obsolete and Excess Inventory

      Inventories are valued at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of products sold. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to assumptions about future demand and market conditions. We recorded a charge of $9.8 million in 2001 for the write-off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand. If actual future demand or market conditions are more or less favorable than those currently projected by management, adjustments may be required.

Aircraft Product Liability Reserve

      We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. While we have aircraft and product liability insurance, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors is $10 million. We cannot assure that, in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. We are monitoring the impact of the September 11th tragedy on insurance markets.

     Recent Accounting Pronouncements

SFAS Nos. 138 and 133

      In June 1998, the FASB issued SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138 — “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133,” which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. Teledyne Technologies’ adoption of SFAS No. 133 as amended, effective January 1, 2001, did not have an impact on Teledyne Technologies’ financial position or results of operations. See “Other Matters — Hedging Activities; Market Risk Disclosures” above.

SFAS Nos. 141 and 142

      In June 2001, the FASB issued SFAS No. 141 — “Business Combinations,” which changes the accounting for business combinations. This statement supersedes APB Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” but carries forward some of the prior provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. The initial adoption of the statements is not currently expected to have a material effect on Teledyne Technologies’ financial position or results of operations. During 2002, Teledyne Technologies will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

SFAS No. 143

      In June 2001, the FASB issued SFAS No. 143 — “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003. We do not currently expect a material impact on our financial position or results of operations from the initial adoption.

SFAS No. 144

      In August 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes FASB SFAS No. 121 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30 — “Reporting the Results of Operations  — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends Accounting Research Bulletin No. 51-Consolidated Financial Statements. Teledyne Technologies must implement SFAS No. 144 by the first quarter of 2002. We do not expect a material impact on our financial position or results of operations from the initial adoption.

Outlook

      Teledyne Technologies maintains a balanced portfolio of approximately 45% government and 55% commercial businesses. In our government and defense businesses as a whole, we expect modest revenue growth in 2002, primarily driven by demand for defense electronics products. Given the current state of the commercial aviation market, we expect sales of avionics equipment to decline in 2002; however, we expect revenue growth in our instrumentation businesses to offset the sales decline in avionics.

      Orders for our short-cycle electronics product lines serving the semiconductor and communications markets continued to deteriorate in the fourth quarter of 2001. We currently expect orders in these businesses to be flat in the first two quarters of 2002, relative to the fourth quarter of 2001, and orders and revenues to improve in the second half of 2002. In addition, the divestiture or closure of several non-core product lines will negatively impact reported 2002 revenues for the Electronics and Communications and Systems Engineering Solutions segments relative to 2001.

      Although government restrictions on general aviation airspace impacted the fourth quarter 2001 performance of our Teledyne Continental Motors aircraft piston engine business, the majority of these restrictions have been lifted. Nonetheless, given the current state of the economy and our dependence on aftermarket aviation sales, we expect 2002 sales for the Aerospace Engines and Components segment to be flat relative to 2001.

      Full-year 2001 earnings included $9.5 million or $0.18 per share in non-cash net pension income. We currently expect approximately $1.0 million of net pension income in 2002. The reduction in net pension income reflects the completion of the recognition of income associated with FAS 87 transition asset amortization as well as the decline in the market value of the Company’s pension assets during 2000 and 2001.

      In connection with our restructuring and realignment actions, we previously announced that we expected to achieve annualized savings of approximately $25 million, of which approximately $15 million was realized in 2001. We continue to anticipate approximately $10 million of additional cost savings in 2002, which should offset the reduction in non-cash net pension income.

      Based on our current outlook, we estimate that first quarter and full-year 2002 earnings per share will be in the range of approximately $0.14 to $0.17 and $0.65 to $0.80, respectively. Excluding $0.18 per share in non-cash net pension income, full year 2001 earnings per share from continuing operations were $0.51 (excluding asset impairment, restructuring and other charges).

Safe Harbor Cautionary Statement Regarding Outlook and Other Forward Looking Data

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, cost-savings, growth opportunities, capital expenditures and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor and communications markets, timely development of acceptable and competitive fuel cell products and systems, renewed outsourced manufacturing of optoelectronics products by customers, funding, continuation and award of government programs and the outcome of the crankshaft litigation, as well as economic and political conditions, could change the anticipated results.

      The September 11th terrorist attacks and subsequent events increase uncertainties associated with forward-looking statements about our businesses. For example, flight restrictions negatively impact the market for general aviation aircraft piston engine and components. In addition, reduced shipments of commercial aviation aircraft, as well as the financial positions of major airlines, could negatively affect our Electronics and Communications segment.

      While Teledyne Technologies’ growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, the Company’s ability to integrate acquired businesses and to achieve identified financial and operating synergies. Also, the Company may not be able to sell or exit timely or on acceptable terms its remaining non-core or under-performing product lines, particularly given the current economic environment.

      Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 13 of this Form 10-K under the caption “Risk Factors; Cautionary Statements as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      The information required by this item is included in this Report at page 35 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included in this Report at pages 43 through 71. See the “Index to Financial Statements and Related Information” at page 43.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      In addition to the information set forth under the caption “Executive Management” in Part I of this Report, the information concerning the directors of Teledyne Technologies required by this item is set forth in the 2002 Proxy Statement under the caption “Item 1 on Proxy Card — Election of Directors” and is incorporated herein by reference.

Item 11. Executive Compensation.

      The information required by this item is set forth in the 2002 Proxy Statement under the captions “Directors Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. TDY does not incorporate by reference in this Form 10-K either the “Report on Executive Compensation” or the “Cumulative Total Stockholder Return” section of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is set forth in the 2002 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item is set forth in the 2002 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 43 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 71 of this Report, which is incorporated herein by reference.

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the signature page of this Report and incorporated herein by reference.

(4) Reports on Form 8-K filed in the fourth quarter of 2001:

None.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Teledyne Technologies Incorporated:

      We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 30, 2001 and December 31, 2000, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Los Angeles, California

January 24, 2002

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

	2001	2000	1999

Sales	$744.3	$795.1	$761.4
Costs and Expenses
Cost of sales	573.4	579.6	552.1
Selling, general and administrative expenses	143.8	158.4	130.5
Asset impairment charge	7.5	—	—
Restructuring and other charges	8.8	—	—

Costs and expenses	733.5	738.0	682.6

Operating profit	10.8	57.1	78.8
Interest and debt expense, net	1.9	5.3	0.8
Other income	2.4	1.1	1.0

Income from continuing operations before income taxes	11.3	52.9	79.0
Provision for income taxes	4.5	21.0	31.8

Income from continuing operations	6.8	31.9	47.2
Discontinued operations, net of tax	(0.2)	0.4	1.8

Net income	$6.6	$32.3	$49.0

Basic earnings per common share:
Continuing operations	$0.21	$1.12	$1.73
Discontinued operations	(0.01)	0.01	0.06

Basic earnings per common share	$0.20	$1.13	$1.79

Diluted earnings per common share:
Continuing operations	$0.21	$1.08	$1.73
Discontinued operations	(0.01)	0.01	0.06

Diluted earnings per common share	$0.20	$1.09	$1.79

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	2001	2000

Current Assets
Cash and cash equivalents	$11.9	$14.9
Accounts receivables, net	108.7	118.5
Inventories, net	56.1	65.2
Deferred income taxes, net	18.4	16.9
Prepaid expenses, taxes and other current assets	14.2	7.3

Total current assets	209.3	222.8
Property, plant and equipment, net	80.2	74.0
Deferred income taxes, net	7.9	27.0
Prepaid pension cost	5.2	—
Goodwill, net	26.2	7.6
Other assets, net	20.5	19.5

Total Assets	$349.3	$350.9

Liabilities and Stockholders’ Equity
Accounts payable	$36.9	$58.7
Accrued liabilities	57.1	56.5

Total current liabilities	94.0	115.2
Long-term debt	30.0	—
Accrued pension obligation	—	5.2
Accrued postretirement benefits	29.0	31.2
Other long-term liabilities	23.3	36.2

Total Liabilities	176.3	187.8
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 2001 — 31,859,839 and 2000 — 31,586,735	0.3	0.3
Additional paid-in capital	128.0	124.8
Retained earnings	44.5	37.9
Accumulated other comprehensive income	0.2	0.1

Total Stockholders’ Equity	173.0	163.1

Total Liabilities and Stockholders’ Equity	$349.3	$350.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

					Accumulated
	Advances		Additional		Other	Total
	(to) from	Common	Paid-in	Retained	Comprehensive	Stockholders’
	ATI	Stock	Capital	Earnings	Income	Equity

Balance, January 3, 1999	$104.7	$—	$—	$—	$1.7	$106.4
Net income	43.4	—	—	—	—	43.4
Other comprehensive income, net of tax:
Foreign currency translation losses	—	—	—	—	(0.1)	(0.1)

Comprehensive income	43.4	—	—	—	(0.1)	43.3
Net transactions with ATI	(47.5)	—	—	—	—	(47.5)

Balance prior to spin-off, November 29, 1999	100.6	—	—	—	1.6	102.2
Spin-off capitalization transactions	(100.6)	0.3	37.9	—	(0.9)	(63.3)

Balance after spin-off	—	0.3	37.9		0.7	38.9
Net income/comprehensive income	—	—	—	5.6	—	5.6

Balance, January 2, 2000	—	0.3	37.9	5.6	0.7	44.5
Net income	—	—	—	32.3	—	32.3
Other comprehensive income, net of tax:
Foreign currency translation losses	—	—	—	—	(0.6)	(0.6)

Comprehensive income	—	—	—	32.3	(0.6)	31.7
Exercise of stock options and other, net	—	—	2.9	—	—	2.9
Issuance of common stock	—	—	84.0	—	—	84.0

Balance, December 31, 2000	—	0.3	124.8	37.9	0.1	163.1
Net income	—	—	—	6.6	—	6.6
Other comprehensive income, net of tax:
Gain on marketable equity security	—	—	—	—	0.2	0.2
Foreign currency translation losses	—	—	—	—	(0.1)	(0.1)

Comprehensive income	—	—	—	6.6	0.1	6.7
Exercise of stock options and other, net	—	—	3.2	—	—	3.2

Balance, December 30, 2001	$—	$0.3	$128.0	$44.5	$0.2	$173.0

The accompanying notes are an integral part of these financial statements

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2001	2000	1999

Operating Activities
Net income from continuing operations	$6.8	$31.9	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	20.5	14.8	11.3
Deferred income taxes	17.7	3.4	(1.4)
Gains on sale of property, plant and equipment	—	(0.1)	(0.1)
Noncash asset impairment, restructuring and other charges	15.6	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	10.7	(9.4)	(12.6)
Decrease (increase) in inventories	1.4	(13.8)	(1.8)
Decrease (increase) in prepaid expenses and other assets	(2.5)	(1.6)	(2.8)
Decrease in long term assets	1.9	—	—
Increase (decrease) in accounts payable	(22.3)	14.5	4.3
Increase (decrease) in accrued liabilities	(2.2)	9.1	(0.8)
Increase (decrease) in current income taxes receivable, net	(4.6)	(4.3)	3.8
Increase (decrease) in other long-term liabilities	(12.2)	4.3	—
Increase (decrease) in accrued postretirement benefits	(2.2)	(2.4)	0.6
Decrease in accrued pension obligation	(10.4)	(9.5)	—
Other operating, net	0.8	(0.4)	(1.8)

Net cash provided by operating activities	19.0	36.5	45.9
Net cash from discontinued operations	(1.3)	1.5	1.5

Net cash provided by operating activities	17.7	38.0	47.4

Investing Activities
Purchases of property, plant and equipment	(26.4)	(30.7)	(28.3)
Purchase of business and other investments, net of cash acquired	(26.5)	(0.3)	—
Proceeds from sale of business, net	—	17.0	—
Disposals of property, plant and equipment	1.0	0.1	0.1
Other investing, net	(1.3)	(4.0)	(0.7)

Net cash used by investing activities	(53.2)	(17.9)	(28.9)
Net cash used by discontinued operations	—	(1.5)	(3.2)

Net cash used by investing activities	(53.2)	(19.4)	(32.1)

Financing Activities
Net proceeds from (repayments of) long-term debt	30.0	(97.0)	(3.0)
Net proceeds from common stock offering	—	84.0	—
Proceeds from exercise of stock options and other, net	2.5	2.2	—
Net advances/spin-off capitalization with ATI	—	—	(5.2)

Net cash provided (used) by financing activities	32.5	(10.8)	(8.2)

Increase (decrease) in cash and cash equivalents	(3.0)	7.8	7.1
Cash and cash equivalents — beginning of year	14.9	7.1	—

Cash and cash equivalents — end of year	$11.9	$14.9	$7.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Teledyne Technologies Incorporated Spin-Off from Allegheny Teledyne Incorporated

      Effective November 29, 1999 (the “Distribution Date”), Teledyne Technologies Incorporated (“Teledyne Technologies” or the “Company”), became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (“ATI”), of the Company’s Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the “spin-off”). The spin-off has been treated as a tax-free distribution for federal income tax purposes. The spin-off included the transfer of certain of the businesses of ATI’s Aerospace and Electronics segment to the new corporation, immediately prior to the Distribution Date. ATI no longer has a financial investment in Teledyne Technologies.

Teledyne Technologies consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom and Mexico; the Systems Engineering Solutions segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy Systems segment with operations in the United States. In 2001, the Company realigned and changed the reporting structure of some of its business units. The Test Services and Geophysical Instruments business units that were previously part of our Systems Engineering Solutions segment are now part of an expanded instruments group under our Electronics and Communications segment. This realignment also resulted in a new segment, the Energy Systems segment, the results of which had previously been reported under our Systems Engineering Solutions segment. The Energy Systems segment, which provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies, currently includes the majority-owned entity that was formed in the third quarter of 2001. Accordingly, the Company has restated its previously reported segment data to reflect this realignment and structure.

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

      The consolidated financial statements for periods prior to the spin-off included certain expenses (primarily corporate expense) based on an allocation of the overall expense of ATI. ATI’s historical cost basis of assets and liabilities has been reflected in the Teledyne Technologies’ financial statements. The financial information in these financial statements is not necessarily indicative of results of operations, financial position and cash flows that would have occurred if Teledyne Technologies had been a separate stand-alone entity during the periods presented or of future results. The consolidated financial statements included herein do not reflect changes that occurred in the capitalization and operations of Teledyne Technologies as a result of, or after, the spin-off other than for the periods following the spin-off.

      The following unaudited pro forma financial information for 1999 is presented for informational purposes only and may not reflect the results of operations or financial position of Teledyne Technologies that would have occurred had Teledyne Technologies operated as a separate, independent company for the periods presented. The pro forma financial information should not be relied upon as being indicative of future results. Pro forma adjustments reflect the estimated expense impacts (primarily interest expense and corporate expenses) that would have been incurred had Teledyne Technologies been operated as a separate company as of the beginning of each year and as capitalized at the time of the spin-off for each period presented. As part of the spin-off, Teledyne Technologies assumed $100 million of long-term debt incurred by ATI. Pro forma income includes pro forma interest expense on the long-term debt as if it had been outstanding for all periods presented. Pro forma income adjusts corporate expenses to an annual level of

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$15 million from the amount previously allocated, which was lower. The following is Teledyne Technologies’ financial information for 2001 and 2000 and its unaudited pro forma financial information for 1999 (in millions, except per-share amounts):

	2001	2000	1999

Sales	$744.3	$795.1	$761.4
Costs and expenses
Cost of sales	573.4	579.6	552.1
Selling, general and administrative expenses	143.8	158.4	136.8
Asset impairment charge	7.5	—	—
Restructuring and other charges	8.8	—	—

Costs and expenses	733.5	738.0	688.9

Operating profit	10.8	57.1	72.5
Interest and debt expense, net	1.9	5.3	8.1
Other income	2.4	1.1	1.0

Income from continuing operations before income taxes	11.3	52.9	65.4
Provision for income taxes	4.5	21.0	26.3

Income from continuing operations	6.8	31.9	39.1
Discontinued operations, net of tax	(0.2)	0.4	1.8

Net income	$6.6	$32.3	$40.9

Basic earnings per common share
Continuing operations	$0.21	$1.12	$1.44
Discontinued operations	(0.01)	0.01	0.06

Basic earnings per common share	$0.20	$1.13	$1.50

Diluted earnings per common share
Continuing operations	$0.21	$1.08	$1.44
Discontinued operations	(0.01)	0.01	0.06

Diluted earnings per common share	$0.20	$1.09	$1.50

Note 2. Summary of Significant Accounting Policies

  Principles of Consolidation

      The consolidated financial statements of Teledyne Technologies include the accounts of the businesses as described in Note 1. Significant intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2001 presentation.

  Fiscal Year

      The Company is on a 53/52-week fiscal year convention. Fiscal years 2001, 2000 and 1999 were 52-week years and ended on December 30, 2001, December 31, 2000 and January 2, 2000, respectively. References to the years 2001, 2000 and 1999 are intended to refer to the respective fiscal year unless otherwise noted.

  Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities,

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, pension and other postretirement benefits, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

  Revenue Recognition

      Commercial sales and revenue from U.S. Government fixed-price-type contracts generally are recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price-type contracts that require substantial performance over a long time period (one or more years) before shipments begin, sales may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned.

      Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss.

      Some of the Company’s products are subject to specified warranties. The Company maintains a reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101). SAB No. 101 provides the Commission’s views in applying generally accepted accounting principles to selected revenue recognition issues. The Company has reviewed the requirements of SAB No. 101 and has determined that it is in compliance with SAB No. 101.

  Research and Development

      Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $31.3 million in 2001, $31.7 million in 2000 and $27.8 million in 1999. Costs related to customer-funded research and development contracts were $179.4 million in 2001, $215.7 million in 2000 and $188.1 million in 1999 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for Company-funded research and development is recoverable through overhead cost allowances on government contracts.

  Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the application of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Net Income Per Common Share

      Prior to the spin-off, the number of shares outstanding were based on a distribution ratio of one share of Teledyne Technologies’ Common Stock for every seven shares of ATI Common Stock. The average number of shares of Teledyne Technologies’ Common Stock used in the computation of basic net income per common share were 31,736,215, 28,589,597 and 27,303,421 for the 2001, 2000 and 1999 fiscal years, respectively. The Company uses the treasury stock method to calculate diluted earnings per share. The average number of shares of Teledyne Technologies’ Common Stock used in the computation of diluted net income per common share were 32,357,315, 29,477,594 and 27,334,737 for the 2001, 2000 and 1999 fiscal years, respectively. A distribution ratio of 1.527 shares of Teledyne Technologies Common Stock for every one share of ATI Common Stock was used to adjust stock options converted at the spin-off date.

  Accounts Receivable

      Receivables are presented net of a reserve for doubtful accounts of $2.7 million at December 30, 2001 and $2.0 million at December 31, 2000. Expense recorded for the reserve for doubtful accounts was $0.7 million, $0.1 million and $0.5 million for 2001, 2000, and 1999, respectively. In 2000, the Company collected $1.3 million for a receivable that was reserved for at January 2, 2000. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

  Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $4.5 million and $11.6 million at December 30, 2001 and December 31, 2000, respectively.

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

  Goodwill

      Teledyne Technologies’ goodwill was $26.2 million at December 30, 2001 and $7.6 million at December 31, 2000. The goodwill amount at December 30, 2001 includes goodwill acquired as part of the acquisition of Advanced Pollution Instrumentation, Inc. (“API”).

      In accordance with the provisions of SFAS No. 142 — “Goodwill and Other Intangible Assets,” goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Other Long-Lived Assets

      The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value.

  Environmental

      Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental experts in consultation with outside environmental specialists, when necessary.

  Foreign Currency Translation

      The Company’s foreign entities’ accounts are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income in stockholders’ equity.

  Recent Accounting Pronouncements

      SFAS Nos. 138 and 133. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued SFAS No. 138 — “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133,” which amends the accounting and reporting standards of SFAS No. 133 for certain derivative and hedging activities. Teledyne Technologies’ adoption of SFAS No. 133 as amended, effective January 1, 2001, did not have a material impact on Teledyne Technologies’ financial position or results of operations.

      SFAS Nos. 141 and 142. In June 2001, the FASB issued SFAS No. 141 — “Business Combinations,” which changes the accounting for business combinations. This statement supersedes APB Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” but carries forward some of the provisions. In accordance with the provisions

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. The initial adoption of the statements is not currently expected to have a material effect on Teledyne Technologies’ financial position or results of operations. During 2002, Teledyne Technologies will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

      SFAS No. 143. In June 2001, the FASB issued SFAS No. 143 — “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003. The Company does not currently expect a material impact on the financial position or results of operations from the initial adoption.

      SFAS No. 144. In August 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes FASB SFAS No. 121 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30 — “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends Accounting Research Bulletin No. 51-Consolidated Financial Statements. Teledyne Technologies must implement SFAS No. 144 by the first quarter of 2002. The Company does not currently expect a material impact on the financial position or results of operations from the initial adoption.

  Hedging Activities

      Teledyne Technologies has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2001 and 2000. Teledyne Technologies believes that adequate controls are in place to monitor any hedging activities.

  Supplemental Cash Flow Information

      Teledyne Technologies received a net cash refund for federal, foreign and state income taxes of $10.0 million in 2001. Cash payments for federal, foreign and state income taxes were $22.1 million for 2000. Until the spin-off date, ATI was responsible for cash payments for federal, foreign and state income taxes. No tax payments were made by Teledyne Technologies from the date of the spin-off through year end 1999. Cash payments for interest and facility fees by Teledyne Technologies totaled approximately $1.7 million and $5.3 million for 2001 and 2000, respectively. Interest paid by Teledyne Technologies from the date of the spin-off to year end 1999 totaled approximately $0.6 million.

  Comprehensive Income

      Teledyne Technologies’ comprehensive income consists of net income and foreign currency translation adjustments. Teledyne Technologies’ comprehensive income was $6.7 million, $31.7 million and $48.9 million for the years 2001, 2000 and 1999, respectively.

Note 3. Restructuring, Asset Impairment, Product Recall and Other Charges

      During the second quarter of 2001, the Company recorded a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($10.0 million) and a pretax charge for discontinued operations ($0.3 million). Teledyne Technologies’ 2001 second quarter pretax charge included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: industrial solid state relays; and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also plans to exit certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. At December 30, 2001 the Company’s projected charge remains in line with management expectations at $26.4 million for asset impairment ($7.5 million) restructuring ($8.8 million), inventory write-down ($9.8 million) and a pretax charge for discontinued operations ($0.3 million). While the total charge did not change, the previously reported fourth quarter results of operations will be reclassified to reflect the change in estimates of the charge as noted in the table below. A summary of the components of the second quarter charge and the activity during the remainder of the year is as follows:

Restructuring, Asset Impairment and Other Charge Information

(In millions)

	Asset Impairments

	Property,			Restructuring		Inventory
	Plant and						Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$6.1	$2.6	$10.0	$0.3	$26.4
Fourth quarter change in estimate	—	—	0.1	(0.4)	0.5	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	5.7	3.1	9.8	0.3	26.4
Assets disposed of at December 30, 2001	(0.9)	(1.8)	(3.6)	—	—	(6.9)	—	(13.2)
Assets to be disposed	(1.0)	—	—	—	—	(2.9)	—	(3.9)
Cash payments	—	—	—	(4.5)	(2.0)	—	—	(6.5)

Liability as of December 30, 2001	$—	$—	$0.2	$1.2	$1.1	$—	$0.3	$2.8

      The 2001 pretax charges of $26.4 million are comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.8 million, of which $5.7 million is for employee termination benefits. The Company reduced its total workforce by approximately 790 employees or 14% during 2001 and expects an additional reduction of approximately 25 employees under the restructuring plan. The Company’s plan for consolidation and downsizing of manufacturing operations included actions in the Electronics and Communications segment domestic locations as well as in a United Kingdom facility. The remaining $3.1 million of the restructuring charges were for consolidation expenses of $1.6 million; non-cancelable lease expenses of $0.6 million; and $0.9 million of incurred transaction costs associated with the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.5 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. The Company also recorded a pretax charge of $9.8 million in cost of sales for the write off of inventory from discontinued product lines ($4.4 million) and the write-down of excess inventory ($5.4 million) resulting from reduced customer demand. Total charges by segment were as follows: $15.6 million in the Electronics and Communications segment; $5.5 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. The majority of the remaining liability of $2.8 million at December 30, 2001 is expected to be paid in 2002.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The 2000 and 1999 results include pretax charges of $12.0 million and $3.0 million, respectively, for product recall reserves in the Aerospace Engines and Components segment. The 2000 results also include $1.4 million of pretax charges for cost adjustments in selected product lines in the Systems Engineering Solutions segment and $0.8 million of pretax charges for receivables adjustments in the Energy Systems segment.

Note 4. Business Combinations and Discontinued Operation

      In November 2001, Teledyne Technologies acquired API for $25 million and this acquisition was recorded as a purchase in accordance with SFAS No. 141. API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California. Teledyne Technologies’ results of operations include the operations of API from the date of acquisition.

      In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida-based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. This transaction was recorded as a transfer of net assets between entities under common control in accordance with SFAS No. 141. The new company will continue focusing on Teledyne’s core business of supplying hydrogen gas generators and thermoelectric power systems, while expanding Energy Partners’ commercialization of proton exchange membrane (PEM) fuel cell stacks, test stands and systems.

      In 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment for a net after-tax gain of $0.7 million. Initial net proceeds from the sale in 2000 were $17.0 million. In 2001, Teledyne Technologies made certain payments, including working capital adjustments, of approximately $0.7 million. In the first quarter of 2002, Teledyne Technologies made a payment of approximately $0.4 million related to the sale. The consolidated financial statements have been restated to reflect Teledyne Cast Parts as a discontinued operation. Sales for Teledyne Cast Parts were $31.8 million and $42.0 million for 2000 and 1999, respectively. The income from discontinued operations for 2000 includes the after-tax gain on the sale and an after-tax net operating loss of $0.2 million. The operating results of Teledyne Cast Parts were net of an income tax benefit of $0.1 million in 2000 and were net of income taxes of $1.2 million for 1999. In 2001, Teledyne Technologies recorded a pretax charge of $0.3 million for discontinued operations.

Note 5. Financial Instruments

      Teledyne Technologies values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne Technologies estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity. The estimated fair value of Teledyne Technologies’ long-term debt at December 30, 2001 approximated the carrying value of $30 million. Teledyne Technologies had no long-term debt outstanding at December 31, 2000.

      The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Accounts Receivable

      Accounts receivable are summarized as follows (in millions):

	Balance at year end

	2001	2000

U.S. Government and prime contractors contract receivables:
Billed receivables	$23.3	$23.2
Unbilled receivables	17.3	24.5
Other receivables, primarily commercial	70.7	72.8

	111.3	120.5
Reserve for doubtful accounts	(2.6)	(2.0)

Total accounts receivable, net	$108.7	$118.5

      The billed contract receivables from the U.S. Government and prime contractors contain $8.2 million and $9.3 million at December 30, 2001 and December 31, 2000, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $8.7 million and $18.3 million at December 30, 2001 and December 31, 2000, respectively, due to long-term contracts.

      Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 7. Inventories

      Inventories consisted of the following (in millions):

	Balance at year end

	2001	2000

Raw materials and supplies	$24.3	$29.6
Work in process	52.0	59.4
Finished goods	8.8	12.1

Total inventories at cost	85.1	101.1
LIFO reserve	(27.1)	(31.9)
Progress payments	(1.9)	(4.0)

Total inventories, net	$56.1	$65.2

      Inventories, before progress payments, determined on the last-in, first-out method were $52.0 million at December 30, 2001 and $61.1 million at December 31, 2000. The remainder of the inventory was determined using the first-in, first-out and average cost methods. These inventory values do not differ materially from current cost.

      During 2001, 2000 and 1999, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase net income by $1.9 million in 2001, $2.1 million in 2000 and $2.2 million in 1999.

      Total inventories at cost were net of $10.1 million and $12.0 million at December 30, 2001 and December 31, 2000, respectively, which were related to reserves for excess, slow moving and obsolete inventory.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Inventories, before progress payments, related to long-term contracts were $7.4 million and $4.1 million at December 30, 2001 and December 31, 2000, respectively. There were no progress payments related to long-term contracts at December 30, 2001. Progress payments related to long-term contracts were $3.4 million at December 31, 2000.

      Under the contractual arrangements by which progress payments are received, the customer has a security interest in the inventories associated with specific contracts.

Note 8. Supplemental Balance Sheet Information

      Property, plant and equipment were as follows (in millions):

	Balance at year end

	2001	2000

Land	$4.9	$4.9
Buildings	33.2	32.1
Equipment	155.3	148.8

	193.4	185.8
Accumulated depreciation and amortization	(113.2)	(111.8)

Total property, plant and equipment, net	$80.2	$74.0

      Other long-term assets included amounts related to deferred compensation, investments and intangible assets. Accrued liabilities included salaries and wages of $24.6 million and $27.4 million at December 30, 2001 and December 31, 2000, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and the long-term portion of product recall reserves.

Note 9. Stockholders’ Equity

  Common Stock

      At December 30, 2001, Teledyne Technologies had 31,859,839 shares of its Common Stock outstanding. During 2001, 273,104 shares were issued under certain compensation plans including the exercise of stock options.

      In 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million. At December 31, 2000, Teledyne Technologies had 31,586,735 shares of its Common Stock outstanding. During 2000, 294,733 shares were issued under certain compensation plans including the exercise of stock options.

      In connection with the spin-off, 26,687,002 shares of Teledyne Technologies’ Common Stock were issued and were outstanding at year end 1999. This amount includes 943 shares issued under the Non-Employee Director Stock Compensation Plan.

  Preferred Stock

      Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. At December 30, 2001 and December 31, 2000, there were no shares of preferred stock issued.

  Stockholder Rights Plan

      On November 12, 1999, the Company’s Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on each share of Teledyne

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Technologies’ Common Stock distributed to ATI’s stockholders in connection with the spin-off and each share to become outstanding between the effective date of the spin-off and the earliest of the distribution date, redemption date and final expiration date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Common Stock. Each right will entitle stockholders to then buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $60 per share. There are 1,250,000 shares of Series A Junior Participating Preferred Stock authorized for issuance under the plan. The record date for the distribution was the close of business of November 22, 1999. The rights will expire on November 12, 2009, subject to earlier redemption or exchange by Teledyne Technologies as described in the plan. The rights distribution is not taxable to stockholders.

  Stock Incentive Plan

      ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. Teledyne Technologies had officers and key employees that participated in this plan prior to the spin-off. In connection with the spin-off, outstanding stock options held by Teledyne Technologies’ employees were converted into options to purchase Teledyne Technologies’ Common Stock. The number of shares and the exercise price of each ATI option that was converted to a Teledyne Technologies’ option was converted based upon a formula designed to preserve the inherent economic value, vesting and term provisions of such ATI options as of the Distribution Date. The exchange ratio and fair market value of the Teledyne Technologies’ Common Stock, upon active trading, also impacted the number of options issued to Teledyne Technologies’ employees.

      Teledyne Technologies has established its own long-term incentive plan which provides its Board of Directors the flexibility to grant restricted stock, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne Technologies.

      The following disclosures are based on stock options held by Teledyne Technologies’ employees and include the stock options that have been converted from ATI options to Teledyne Technologies’ options as noted above. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion 25 — “Accounting for Stock Issued to Employees,” (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant.

      If compensation cost for these options had been determined using the fair-value method prescribed by SFAS Statement No. 123, “Accounting for Stock-based Compensation,” (SFAS No. 123) net income would have been $2.0 million, $29.4 million and $47.4 million for 2001, 2000 and 1999, respectively. Basic earnings per share, if determined under SFAS No. 123, would have been $0.06 for 2001, $1.03 for 2000 and $1.74 for 1999. Diluted earnings per share, if determined under SFAS No. 123, would have been $0.06 for 2001, $1.00 for 2000 and $1.74 for 1999. The method of accounting under SFAS No. 123 has not been applied to options granted prior to January 1995; therefore, the resulting pro forma compensation expense may not be representative of that to be expected in future years. Under SFAS No. 123, the fair

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year

	2001	2000	1999

Expected dividend yield	—	—	—
Expected volatility	80.7%	93.3%	40.1%
Risk-free interest rate	5.0%	5.5%	5.5%
Expected lives	8.0	8.0	8.0
Weighted-average fair value of options granted during the year	$15.31	$9.87	$4.91

      Stock option transactions, including transactions in ATI Common Stock under ATI’s incentive plan for Teledyne Technologies’ employees that have been converted to Teledyne Technologies options as noted above, are summarized as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,429,312	$11.94	2,123,297	$11.84	1,757,392	$12.36
Granted or issued	720,250	$19.33	699,500	$11.59	487,500	$8.93
Exercised	(240,251)	$8.31	(188,346)	$10.76	(91,329)	$5.76
Canceled or expired	(151,860)	$13.22	(205,139)	$10.74	(30,266)	$13.42

Ending balance	2,757,451	$14.12	2,429,312	$11.94	2,123,297	$11.84

Options exercisable at year-end	1,592,964	$12.81	1,187,213	$11.88	856,087	$10.93

      The following table provides certain information with respect to stock options outstanding and stock options exercisable at year end 2001:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

Under $10.00	1,041,187	$9.09	7.2	616,795	$8.84
$10.00 – $14.99	527,864	$13.34	7.2	500,698	$13.35
$15.00 – $19.99	1,121,982	$18.46	8.0	453,332	$16.97
$20.00 – $24.99	33,000	$24.62	8.9	11,000	$24.62
$25.00 – $28.69	33,418	$27.11	8.8	11,139	$27.11

	2,762,292	$14.12	7.6	1,592,964	$12.81

  Non-Employee Director Stock Compensation Plan

      Teledyne Technologies also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. During 2001, options for 48,661 shares were issued under the plan with exercise prices between $8.67 and $22.47 and a weighted-average exercise price of $13.04. During 2000, options for 20,659 shares were issued under the plan with exercise prices between $6.31 and $14.75 and a weighted-average exercise price of $12.63. At year end 1999, options for 15,073 shares were issued

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

under the plan with exercise prices between $6.62 and $9.94 and a weighted-average exercise price of $9.70. The options become exercisable one year after issuance and none have been exercised.

Note 10. Related Party Transactions

      The accompanying financial statements include transactions with ATI for the year-to-date period ended November 29, 1999 (in millions):

1999(a)

Net advances from ATI, beginning of the year	$104.7
Net cash transactions with ATI:
Current provision for income taxes	26.5
Insurance expense	15.9
Pension income	(5.8)
Corporate general and administrative expense	7.3
Other net cash to ATI(b)	(91.4)

Net cash transactions with ATI	(47.5)
Net income	43.4

Net advances from ATI, end of period	$100.6

(a)	For the year-to-date period ending November 29, 1999.

(b)	Includes $100 million in long-term debt incurred by ATI and assumed by Teledyne Technologies at the date of the spin-off.

      Until the spin-off date, Teledyne Technologies participated in ATI’s centralized cash management system. Cash receipts in excess of cash requirements were transferred to ATI. These transactions with ATI were non-interest bearing and the net advances fluctuated on a daily basis.

      Corporate general and administrative expenses represent allocations for expenses incurred by ATI on the Company’s behalf including costs for finance, legal, tax and human resources functions. Amounts above were allocated based on net sales, which management believes to be reasonable. Teledyne Technologies participated in the defined benefit pension plan sponsored by ATI through the date of the spin-off. The expense for the plan was allocated to Teledyne Technologies based upon actuarially-determined amounts for the pension obligation and assets ultimately transferred from ATI to Teledyne Technologies at the time of the spin-off. Teledyne Technologies also participated in casualty, medical and life insurance programs sponsored by ATI. Insurance expense was allocated to Teledyne Technologies based upon actual losses incurred plus a share of pooled catastrophic losses under the ATI self-insurance program. In the opinion of management, the allocations of these expenses were reasonable.

      In addition, prior to and in connection with the spin-off, Teledyne Technologies and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services.

      Net sales include $1.4 million of sales to other ATI subsidiaries for the eleven month period ended November 29, 1999.

      Mellon Financial Corporation reported that subsidiaries in fiduciary capacities beneficially own about 5.2% of our Common Stock at December 30, 2001. The Company’s Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of its directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and the Company believes that its

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of nine lenders under the Company’s $200 million credit facility, having committed up to $33,750,000 under the facility. It also provides cash management services and an uncommitted $10 million line of credit. Mellon Bank, N.A. also serves as trustee under our pension plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders’ rights plan.

Note 11. Long-Term Debt

      Long-term debt at December 30, 2001 was $30 million in the form of bank borrowings under a $200 million long-term, revolving credit agreement. Borrowings under the agreement are on a revolving basis under commitments available until November 2004. The Company had $170 million available under its credit facility at December 30, 2001. At December 31, 2000, Teledyne Technologies had no long-term debt outstanding.

      Borrowings under the revolving credit facility bear interest, at Teledyne Technologies’ option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. At December 30, 2001, the interest rate payable on the outstanding debt was 2.60%. The agreement also provides for facility fees which will vary between .35% and .20% of the credit line, depending on Teledyne Technologies’ capitalization ratio as calculated from time to time. Total interest expense including facility fees and other bank charges was $2.1 million in 2001, $5.4 million in 2000 and $0.8 million in 1999 from the date of the spin-off.

      The financial covenants of the revolving credit agreement require the Company to maintain specified minimum consolidated net worth and ratios of consolidated debt and interest expense to certain measures of income. Under the most restrictive of these covenants, approximately $11.1 million ($9.5 million at December 31, 2000) of stockholders’ equity was available for dividends as of December 30, 2001.

Note 12. Income Taxes

      Until the effective date of the spin-off, Teledyne Technologies was included in the consolidated federal and certain state income tax returns of ATI. ATI is responsible for paying the taxes related to such returns including any subsequent adjustment resulting from the redetermination of such tax liability by the applicable taxing authorities. Provision for income taxes for 1999 was calculated as if Teledyne Technologies had filed separate income tax returns for that year. Provision for income taxes from continuing operations was as follows (in millions):

	2001	2000	1999

Current
Federal	$(5.6)	$13.0	$26.7
State	(1.2)	4.3	6.2
Foreign	(0.1)	0.3	0.3

	(6.9)	17.6	33.2

Deferred
Federal	9.4	5.0	(1.3)
State	2.0	(1.6)	(0.1)

	11.4	3.4	(1.4)

Provision for income taxes	$4.5	$21.0	$31.8

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Income before income taxes included income from domestic operations of $11.7 million for 2001, $52.4 million for 2000 and $78.1 million for 1999. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2001	2000	1999

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	5.0	5.2	5.2
Other	(0.3)	(0.5)	—

Effective income tax rate	39.7%	39.7%	40.2%

      Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. No valuation allowance has been recorded against deferred tax assets for 2001 or 2000. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2001	2000

Deferred income tax assets:
Postretirement benefits other than pensions	$11.5	$12.1
Reserves	12.4	17.3
Deferred compensation and other benefit plans	2.8	6.1
Inventory valuation	5.1	8.5
Accrued vacation	4.9	3.5
Other items	0.3	1.6

Total deferred income tax assets	37.0	49.1
Deferred income tax liabilities:
Property, plant and equipment differences	3.1	3.3
Other items	7.6	1.9

Total deferred income tax liabilities	10.7	5.2

Net deferred income tax asset	$26.3	$43.9

Note 13. Pension Plans and Postretirement Benefits

      Prior to the spin-off, certain Teledyne Technologies’ employees participated in the noncontributory defined benefit plan sponsored by ATI. Benefits under the defined benefit plan are generally based on years of service and/or final average pay. ATI funded the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.

      Net periodic pension income allocated to Teledyne Technologies was $9.5 million, $9.0 million and $6.6 million in 2001, 2000 and 1999, respectively.

      As of the spin-off date, Teledyne Technologies assumed the existing defined benefit plan obligations for all of Teledyne Technologies’ employees, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies’ active employees at its companies that do not perform government contract work. ATI transferred pension assets to fund the new Teledyne Technologies’ defined benefit pension plan, which at the time of the transfer had assets in excess of liabilities.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Teledyne Technologies also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne Technologies established its own 401(k) plan effective April 1, 2000. The costs associated with these plans were $2.9 million, $3.1 million, and $2.8 million, for 2001, 2000 and 1999, respectively.

      The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

      The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for 2001, 2000 and 1999 (in millions):

	Pension Benefits			Postretirement Benefits

	2001	2000	1999	2001	2000	1999

Service cost — benefits earned during the period	$11.9	$12.9	$12.7	$0.1	$0.1	$0.4
Interest cost on benefit obligation	26.5	25.1	23.6	1.0	0.9	1.8
Expected return on plan assets	(40.0)	(38.7)	(35.9)	—	—	—
Amortization of net transition asset	(4.7)	(6.4)	(6.4)	—	—	—
Amortization of prior service cost	2.5	2.2	2.1	(0.4)	(0.4)	(0.4)
Recognized actuarial (gain) loss	(5.7)	(4.1)	(2.7)	(1.6)	(1.7)	(0.4)

Net periodic benefit (income) expense	$(9.5)	$(9.0)	$(6.6)	$(0.9)	$(1.1)	$1.4

      The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Changes in benefit obligation:
Benefit obligation — beginning of year	$366.0	$367.0	$14.5	$27.1
Service cost — benefits earned during the period	11.9	12.9	0.1	0.1
Interest cost on projected benefit obligation	26.5	25.1	1.0	0.9
Actuarial gain	(9.3)	(24.0)	1.5	(12.3)
Benefits paid	(21.1)	(15.0)	(1.3)	(1.3)
Plan amendments	1.8	—	—	—

Benefit obligation — end of year	$375.8	$366.0	$15.8	$14.5

      The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne Technologies’ defined benefit pension plans (in millions):

	Pension Benefits

	2001	2000

Changes in plan assets:
Fair value of plan assets — beginning of year	$418.4	$437.7
Actual return on plan assets	(11.4)	(4.4)
Employer contribution	0.6	0.1
Benefits paid	(21.1)	(15.0)

Fair value of plan assets — end of year	$386.5	$418.4

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The weighted average discount rate used in determining the benefit obligations was 7.5% as of December 30, 2001 and December 31, 2000. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5% in 2001 and 2000. The expected weighted average long-term rate of return on assets was 9.0% in 2001 and 2000.

      The following table sets forth the funded status and amounts recognized in Teledyne Technologies’ consolidated balance sheets for the defined benefit pension plan and the postretirement benefit plan at year end 2001 and 2000 (in millions):

			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Funded status	$10.7	$52.4	$(15.8)	$(14.5)
Unrecognized net transition asset	—	(4.7)	—	—
Unrecognized prior service cost	13.2	14.1	(0.3)	(0.7)
Unrecognized net gain	(20.1)	(68.1)	(12.9)	(16.0)

Prepaid (accrued) benefit cost	$3.8	$(6.3)	$(29.0)	$(31.2)

Prepaid pension cost	$5.2	$(5.2)	$—	$—
Accrued postretirement benefits	—	—	(29.0)	(31.2)
Other liabilities	(1.4)	(1.1)	—	—

Net amount recognized	$3.8	$(6.3)	$(29.0)	$(31.2)

      The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9% in 2002 and was assumed to decrease to 5.5% by the year 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $49 thousand for 2001 and would result in an increase in the postretirement benefit obligation by $720 thousand at December 30, 2001. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $44 thousand for 2001 and would result in a decrease in the postretirement benefit obligation by $644 thousand at December 30, 2001.

Note 14. Business Segments

      Teledyne Technologies is a leading provider of sophisticated electronic components, instruments and communications products, systems engineering solutions and information technology services, and aerospace engines and components. Its customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies.

      As noted in Note 1, in 2001 the Company realigned and changed the reporting structure of some of its business units. This realignment resulted in a new segment, the Energy Systems segment, the results of which had previously been reported under our Systems Engineering Solutions segment. Accordingly, previously reported segment data has been restated to reflect this realignment and structure. Teledyne Technologies now operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments components and services that address niche market applications in commercial aerospace, communications, defense,

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

industrial and medical markets. The Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries. The Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies. It currently includes the majority-owned entity that was formed in the third quarter of 2001.

      Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, net pension assets and other assets, including the net assets of discontinued operations in 1999.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information on the Company’s business segments was as follows (in millions):

	2001	2000	1999
Sales
Electronics and Communications	$369.7	$373.4	$361.7
Systems Engineering Solutions	200.8	212.3	191.7
Aerospace Engines and Components	159.2	199.8	194.2
Energy Systems	14.6	9.6	13.8

Total sales	$744.3	$795.1	$761.4

Operating profit (loss)
Electronics and Communications	$9.9	$39.3	$45.8
Systems Engineering Solutions	12.1	18.2	15.7
Aerospace Engines and Components	8.2	15.8	24.8
Energy Systems	(6.0)	(0.9)	1.3

Segment operating profit	24.2	72.4	87.6
Corporate expense	(13.4)	(15.3)	(8.8)
Interest and debt expense, net	(1.9)	(5.3)	(0.8)
Other income	2.4	1.1	1.0

Income before taxes	$11.3	$52.9	$79.0

Depreciation and amortization
Electronics and Communications	$13.4	$9.6	$6.7
Systems Engineering Solutions	2.1	2.1	2.2
Aerospace Engines and Components	4.6	3.0	2.2
Energy Systems	0.4	0.1	0.2

Total depreciation and amortization	$20.5	$14.8	$11.3

Capital expenditures
Electronics and Communications	$18.8	$21.4	$13.5
Systems Engineering Solutions	2.0	3.4	1.8
Aerospace Engines and Components	5.1	5.6	12.8
Energy Systems	0.5	0.3	0.2

Total capital expenditures	$26.4	$30.7	$28.3

Identifiable assets
Electronics and Communications	$177.6	$150.6	$116.0
Systems Engineering Solutions	35.8	54.8	46.7
Aerospace Engines and Components	54.1	63.9	62.1
Energy Systems	9.2	8.0	7.0
Corporate	72.6	73.6	81.6

Total identifiable assets	$349.3	$350.9	$313.4

      The Company’s total backlog of confirmed orders was approximately $300.8 million at December 30, 2001, $339.2 million at December 31, 2000 and $348.0 million at January 2, 2000.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2001	2000	1999

Electronics and Communications	$107.8	$97.5	$101.0
Systems Engineering Solutions	195.7	193.2	180.5
Aerospace Engines and Components	27.3	51.4	47.5
Energy Systems	7.8	5.2	5.0

Total U.S. Government sales	$338.6	$347.3	$334.0

      Sales to the U.S. Government included sales to the Department of Defense of $226.6 million in 2001, $246.8 million in 2000 and $232.1 million in 1999.

      Total international sales were $126.2 million in 2001, $135.2 million in 2000 and $136.9 million in 1999. Of these amounts, sales by operations in the United States to customers in other countries were $113.6 million in 2001, $119.2 million in 2000 and $119.9 million in 1999. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s net sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 15. Commitments and Contingencies

      Rental expense, under operating leases, net of sublease income, was $9.6 million in 2001, $8.4 million in 2000 and $9.9 million in 1999. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year as of December 30, 2001, were as follows (in millions): $8.8 in 2002, $7.6 in 2003, $5.6 in 2004, $2.5 in 2005, $2.1 in 2006 and $11.4 thereafter.

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

      In accordance with the Company’s accounting policy disclosed in Note 2, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

      At December 30, 2001, the Company’s reserves for environmental remediation obligations totaled approximately $2.4 million, of which approximately $0.7 million were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

      In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. At December 30, 2001 this requirement had been satisfied.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 16. Quarterly Financial Data (Unaudited)

      The following is Teledyne Technologies’ quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2001(a)

Sales	$189.7	$184.0	$185.6	$185.0
Gross profit	$43.4	$36.1	$44.5	$46.7
Net income (loss) from continuing operations	$4.8	$(10.2)	$5.7	$6.5
Discontinued operations, net of tax	—	(0.2)	—	—

Net income (loss)	$4.8	$(10.4)	$5.7	$6.5

Basic earnings (loss) per share
Continuing operations	$0.15	$(0.32)	$0.18	$0.20
Discontinued operations	—	(0.01)	—	—

Basic earnings (loss) per share	$0.15	$(0.33)	$0.18	$0.20

Diluted earnings (loss) per share
Continuing operations	$0.15	$(0.32)	$0.18	$0.20
Discontinued operations	—	(0.01)	—	—

Diluted earnings (loss) per share	$0.15	$(0.33)	$0.18	$0.20

Fiscal year 2000(b)

Sales	$195.4	$202.3	$201.1	$196.3
Gross profit	$54.9	$55.4	$55.7	$49.5
Net Income from continuing operations	$10.3	$2.8	$9.7	$9.1
Discontinued operations, net of tax	(0.1)	0.3	0.1	0.1

Net Income	$10.2	$3.1	$9.8	$9.2

Basic earnings per share
Continuing operations	$0.38	$0.10	$0.33	$0.29
Discontinued operations	—	0.01	—	—

Basic earnings per share	$0.38	$0.11	$0.33	$0.29

Diluted earnings per share
Continuing operations	$0.38	$0.10	$0.32	$0.28
Discontinued operations	—	0.01	—	—

Diluted earnings per share	$0.38	$0.11	$0.32	$0.28

(a)	The 2001 results include second quarter pretax charges of $26.4 million for asset impairments and restructuring and other charges, of which a pretax charge of $0.3 million is included in discontinued operations.

(b)	The 2000 results include second quarter pretax charges of $12 million for product recall reserves and pretax charges totaling $2.2 million in the fourth quarter of 2000 for receivables and cost adjustments.

Schedule II

TELEDYNE TECHNOLOGIES INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 30, 2001, December 31, 2000 and January 2, 2000
(In millions)

		Additions

	Balance at	Charged to			Balance at
	beginning	costs and	Charged to		end of
Description	of period	expenses	other accounts	Deductions(a)	period

Fiscal 2001
Reserve for doubtful accounts	$2.0	0.7	—	—	$2.7
Aircraft product liability reserve	$21.0	11.9	—	(27.4)	$5.5
Environmental reserves	$2.3	0.4	—	(0.3)	$2.4
Fiscal 2000
Reserve for doubtful accounts	$3.3	0.1	—	(1.4)	$2.0
Aircraft product liability reserve	$15.3	20.0	—	(14.3)	$21.0
Environmental reserves	$1.0	1.6	—	(0.3)	$2.3
Fiscal 1999
Reserve for doubtful accounts	$2.8	0.5	—	—	$3.3
Aircraft product liability reserve	$19.0	9.0	—	(12.7)	$15.3
Environmental reserves	$1.4	—	—	(0.4)	$1.0

(a)	Represents payments except the 2000 amount for allowance for doubtful accounts primarily represents the collection of an account previously reserved.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 18, 2002.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ ROBERT MEHRABIAN

Robert Mehrabian
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT MEHRABIAN Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 18, 2002

/s/ ROBERT J. NAGLIERI Robert J. Naglieri	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 18, 2002

/s/ DALE A. SCHNITTJER Dale A. Schnittjer	Vice President and Controller (Principal Accounting Officer)	March 18, 2002

* Robert P. Bozzone	Director	March 18, 2002

* Paul S. Brentlinger	Director	March 18, 2002

* Frank V. Cahouet	Director	March 18, 2002

* Diane C. Creel	Director	March 18, 2002

* Charles Crocker	Director	March 18, 2002

* C. Fred Fetterolf	Director	March 18, 2002

* Paul D. Miller	Director	March 18, 2002

* Charles J. Queenan, Jr.	Director	March 18, 2002

* Michael T. Smith	Director	March 18, 2002

*By /s/ MELANIE S. CIBIK Melanie S. Cibik Pursuant to Powers of Attorney filed as Exhibits 24.1 and 24.2

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
4.2	Credit Agreement dated as of October 29, 1999 among Allegheny Teledyne Incorporated, Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.3	First Amendment to the Credit Agreement dated as of November 10, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.4	Second Amendment to the Credit Agreement dated as of July 28, 2000 (incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended July 2, 2000 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/ A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Trademark License Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.4	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.6	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

Exhibit
No.	Description

10.8	Amended and Restated Employment Agreement dated as of April 25, 2001 between Robert Mehrabian and Teledyne Technologies Incorporated*†
10.9	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) and with respect to Robert J. Naglieri incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended October 1, 2000 (File No. 1-5295))†
10.10	Teledyne Technologies Incorporated Executive Deferred Compensation Plan(incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.11	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.12	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.13	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.14	Teledyne Technologies Incorporated 2002 Stock Incentive Plan*†
21	Significant Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Auditors*
24.1	Power of Attorney — Directors other than Paul D. Miller*
24.2	Power of Attorney — Paul D. Miller*

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.