Form 10-Q
period 2002-03-31
TELEDYNE TECHNOLOGIES INC
filed 2002-05-14
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

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

Yes	No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002

Common Stock, $.01 par value per share	31,973,556 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 30, 2001
(Amounts in millions, except share amounts)

	March 31,	December 30,
	2002	2001

	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$7.0	$11.9

Receivables, net	120.1	108.7

Inventories, net	55.0	56.1

Deferred income taxes, net	15.4	18.4

Prepaid and income taxes receivable	5.6	5.8

Prepaid expenses, note receivable and other	9.1	8.4

Total Current Assets	212.2	209.3

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $117.3 at March 31, 2002 and $113.2 at December 30, 2001	79.1	80.2

Deferred income taxes, net	7.5	7.9

Prepaid pension cost	6.1	5.2

Goodwill, net	26.2	26.2

Other assets	20.1	20.5

Total Assets	$351.2	$349.3

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable	$42.4	$36.9

Accrued liabilities	58.7	57.1

Total Current Liabilities	101.1	94.0

Long-term debt	19.5	30.0

Accrued postretirement benefits	28.4	29.0

Other	23.4	23.3

Total Liabilities	172.4	176.3

Stockholders’ Equity

Common stock, $0.01 par value; outstanding shares 31,973,556 at March 31, 2002 and 31,859,839 at December 30, 2001	0.3	0.3

Additional paid-in capital	128.5	128.0

Retained earnings	49.7	44.5

Accumulated other comprehensive income	0.3	0.2

Total Stockholders’ Equity	178.8	173.0

Total Liabilities and Stockholders’ Equity	$351.2	$349.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter

	2002	2001

Sales	$183.3	$189.7

Costs and expenses
Cost of sales	139.0	146.3

Selling, general and administrative expenses	35.7	35.3

	174.7	181.6

Operating profit	8.6	8.1

Interest and debt expense, net	0.3	0.3

Other income	0.2	0.1

Income before income taxes	8.5	7.9

Provision for income taxes	3.4	3.1

Net Income	$5.1	$4.8

Diluted earnings per common share	$0.16	$0.15

Weighted average diluted common shares outstanding	32.5	32.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND APRIL 1, 2001
(Unaudited — Amounts in millions)

	First Quarter

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES

Net income from continuing operations	$5.1	$4.8

Adjustments to reconcile net income to net cash from operating activities:

Depreciation and amortization	5.1	5.4

Deferred income taxes	3.4	5.0

Changes in operating assets and liabilities:

Increase in accounts receivables	(11.4)	(2.4)

(Increase) decrease in inventories	1.1	(16.1)

Increase in prepaid expenses and other assets	(0.7)	(0.5)

Increase (decrease) in accounts payable	5.5	(2.0)

Increase (decrease) in accrued liabilities	1.6	(2.5)

(Increase) decrease in prepaid income taxes, net	0.2	(12.3)

Increase (decrease) in other long-term liabilities	0.6	(2.2)

Decrease in accrued pension obligation	(0.9)	(2.5)

Decrease in accrued postretirement benefits	(0.6)	(0.5)

Other operating, net	—	0.8

Net cash flow from continuing operations	9.0	(25.0)

Net cash flow from discontinued operations	(0.5)	(0.9)

Net cash provided (used) by operating activities	8.5	(25.9)

CASH FLOW FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(3.5)	(9.4)

Other investing, net	—	(3.6)

Net cash used by investing activities	(3.5)	(13.0)

CASH FLOW FROM FINANCING ACTIVITIES

Net proceeds from (repayments of) long-term debt	(10.5)	27.7

Proceeds from exercise of stock options and other, net	0.6	0.9

Net cash provided (used) by financing activities	(9.9)	28.6

Decrease in cash and cash equivalents	(4.9)	(10.3)

Cash and cash equivalents—beginning of period	11.9	14.9

Cash and cash equivalents—end of period	$7.0	$4.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2002

1.	General

The accompanying unaudited consolidated condensed financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (2001 Form 10-K).

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Teledyne Technologies’ consolidated financial position as of March 31, 2002, and the consolidated results of operations for the three months then ended and the cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 2002, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2002 presentation.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141—“Business Combinations,” which changes the accounting for business combinations. This statement supersedes APB Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142—“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets,” but carries forward some of its provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000, 1999 and the first quarter of 2001 was $0.6 million, $0.8 million, $0.7 million and $0.2 million, respectively. The requirements of SFAS No. 141 were effective for any business combination that is completed after June 30, 2001. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and SFAS 142 did not have a material effect on its financial position or results of operations. Teledyne Technologies completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to the balance of goodwill at the date of adoption was required. Had the non-amortization provisions of SFAS 142 been in effect for 2001, first quarter 2001 net income would have increased by $0.1 million to $4.9 million. Reported basic and diluted earnings per share would not have changed.

In August 2001, the FASB issued SFAS No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121—“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supersedes certain provisions of APB Opinion No. 30—“Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends Accounting Research Bulletin No. 51-Consolidated Financial Statements. Teledyne Technologies’ initial adoption of SFAS No. 144, effective January 1, 2002, did not have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143—“Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003 and has not yet made a determination of its impact on the financial statements.

2.	Restructuring, Asset Impairment and Other Charges

During the second quarter of 2001, the Company took a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The 2001 pretax charge included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also is exiting certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. At December 30, 2001, the projected charges remained at $26.4 million. While the total amount remained the same, there were some changes in estimates as noted in the following paragraph and table.

The pretax charges of $26.4 million as of December 30, 2001 were comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.8 million, of which $5.7 million was for employee termination benefits. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The plan for consolidation and downsizing of manufacturing operations included actions in the Electronics and Communications segment’s domestic locations as well as in a United Kingdom facility. The remaining $3.1 million of the restructuring charges were for consolidation expenses of $1.6 million; non-cancelable lease expenses of $0.6 million; and $0.9 million of transaction costs associated with the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.5 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A pretax charge was also recorded for $9.8 million in cost of sales for the write off of inventory from discontinued product lines ($4.4 million) and the write down of excess inventory ($5.4 million) resulting from reduced customer demand. Total charges by segment were as follows: $15.6 million in the Electronics and Communication segment; $5.5 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. At March 31, 2002, Teledyne Technologies has a reserve of approximately $1.8 million for future amounts to be spent in connection with the second quarter charge of $26.4 million.

	Asset Impairments

	Property,			Restructuring		Inventory
	Plant and						Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$6.1	$2.6	$10.0	$0.3	$26.4

Fourth quarter change in estimate	—	—	0.1	(0.4)	0.5	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	5.7	3.1	9.8	0.3	26.4

Assets disposed at March 31, 2002	(1.5)	(1.8)	(3.6)	—	—	(8.1)	—	(15.0)

Assets to be disposed	(0.4)	—	—	—	—	(1.7)	—	(2.1)

Cash payments	—	—	—	(5.0)	(2.2)	—	(0.3)	(7.5)

Liability as of March 31, 2002	$—	$—	$0.2	$0.7	$0.9	$—	$—	$1.8

3.	Comprehensive Income

Teledyne Technologies’ comprehensive income is composed of net income, foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ comprehensive income was $5.2 million and $5.4 million for the first three months of 2002 and 2001, respectively.

4.	Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	First Quarter

	2002	2001

BASIC EARNINGS PER SHARE
Net income/earnings applicable to common stock	$5.1	$4.8

Weighted average common shares outstanding	32.0	31.6

Basic earnings per common share	$0.16	$0.15

DILUTED EARNINGS PER SHARE
Earnings applicable to common stock	$5.1	$4.8

Weighted average common shares outstanding	32.0	31.6

Dilutive effect of exercise of options outstanding	0.5	0.9

Weighted average diluted common shares outstanding	32.5	32.5

Diluted earnings per common share	$0.16	$0.15

5.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at March 31, 2002. Cash equivalents totaled $4.5 million at December 30, 2001.

6.	Inventories

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

Balance at	March 31, 2002	December 30, 2001

Raw materials and supplies	$23.9	$24.3

Work in process	53.4	52.0

Finished goods	9.4	8.8

	86.7	85.1

Progress payments	(4.8)	(1.9)

LIFO reserve	(26.9)	(27.1)

Total inventories, net	$55.0	$56.1

7.	Supplemental Balance Sheet Information

Accrued liabilities included salaries and wages of $24.8 million and $24.6 million at March 31, 2002 and December 30, 2001, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

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

In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2001 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on results of operations for that period. Additionally, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At March 31, 2002, the Company’s reserves for environmental remediation obligations totaled approximately $2.5 million, of which approximately $830 thousand were included in current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

9.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	First Quarter

	2002	2001

Sales:

Electronics and Communications	$90.5	$91.8

Systems Engineering Solutions	46.9	55.2

Aerospace Engines and Components	41.9	38.8

Energy Systems	4.0	3.9

Total sales	$183.3	$189.7

Operating Profit:

Electronics and Communications	$8.3	$6.2

Systems Engineering Solutions	3.8	4.2

Aerospace Engines and Components	0.7	0.9

Energy Systems	(0.3)	0.2

Total segment operating profit	12.5	11.5

Corporate expense	3.9	3.4

Interest and debt expense, net	0.3	0.3

Other income	0.2	0.1

Income before income taxes	8.5	7.9

Provision for income taxes	3.4	3.1

Net income	$5.1	$4.8

(a)	Previously reported 2001 results were restated to reflect a realignment of the Company’s business units, which included a change in the business units reporting structure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ first quarter 2002 sales were $183.3 million, compared with sales of $189.7 million for the same period in 2001. Net income for the first quarter of 2002 was $5.1 million ($0.16 per diluted share), compared with net income of $4.8 million ($0.15 per diluted share) for the first quarter of 2001.

The decrease in sales for the first quarter of 2002, compared with the same period in 2001, reflected significantly lower sales in the Systems Engineering Solutions segment as well as slightly lower sales in the Electronics and Communications segment, offset in part by higher sales in the Aerospace Engines and Components segment.

The increase in earnings for the first quarter of 2002, compared with the same period of 2001, reflected higher operating profit in the Electronics and Communications segment, offset by lower operating profit in the other three segments. Net pension income was $0.6 million and $2.4 million for the first quarter of 2002 and 2001, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $13.9 million and $13.6 million for the first quarter of 2001 and 2000, respectively.

Cost of sales as a percentage of sales for the first quarter 2002 was lower, compared with the same period in 2001 and reflected lower expenses associated with growth initiatives of $4.4 million partially offset by mix and volume differences for the first quarter of 2002. Selling, general and administrative expense for the first quarter of 2002 was higher compared with the same period in 2001 both in total dollars and as a percentage of sales which reflected higher aircraft product liability reserves and crankshaft litigation costs of $1.8 million and higher corporate expenses primarily driven by higher professional service fees. The Company’s effective tax rate for the first quarter of 2002 and 2001 was 39.7%.

During the second quarter of 2001, the Company took a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The 2001 pretax charge included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also is planning to exit certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. At December 30, 2001, the projected charges remained at $26.4 million. While the total amount remained the same, there were some changes in estimates as noted in the following paragraph and table.

The pretax charges of $26.4 million as of December 30, 2001 were comprised of the following items. Teledyne Technologies recorded pretax restructuring charges of $8.8 million, of which $5.7 million was for employee termination benefits. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The plan for consolidation and downsizing of manufacturing operations included actions in the Electronics and Communications segment’s domestic locations as well as in a United Kingdom facility. The remaining $3.1 million of the restructuring charges were for consolidation expenses of $1.6 million; non-cancelable lease expenses of $0.6 million; and $0.9 million of transaction costs associated with the formation of Teledyne Energy Systems, Inc. The Company recorded pretax asset impairment charges of $7.5 million for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A pretax charge was also recorded for $9.8 million in cost of sales for the write off of inventory from discontinued product lines ($4.4 million) and the write down of excess inventory ($5.4 million) resulting from reduced customer demand. Total charges by segment were as follows: $15.6 million in the Electronics and Communication segment; $5.5 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. At March 31, 2002, Teledyne Technologies has a reserve of approximately $1.8 million for future amounts to be spent in connection with the second quarter charge of $26.4 million.

	Asset Impairments

	Property,			Restructuring		Inventory
	Plant and						Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$6.1	$2.6	$10.0	$0.3	$26.4

Fourth quarter change in estimate	—	—	0.1	(0.4)	0.5	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	5.7	3.1	9.8	0.3	26.4

Assets disposed at March 31, 2002	(1.5)	(1.8)	(3.6)	—	—	(8.1)	—	(15.0)

Assets to be disposed	(0.4)	—	—	—	—	(1.7)	—	(2.1)

Cash payments	—	—	—	(5.0)	(2.2)	—	(0.3)	(7.5)

Liability as of March 31, 2002	$—	$—	$0.2	$0.7	$0.9	$—	$—	$1.8

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First Quarter

	2002	2001

Sales:

Electronics and Communications	$90.5	$91.8

Systems Engineering Solutions	46.9	55.2

Aerospace Engines and Components	41.9	38.8

Energy Systems	4.0	3.9

Total sales	$183.3	$189.7

Operating Profit:

Electronics and Communications	$8.3	$6.2

Systems Engineering Solutions	3.8	4.2

Aerospace Engines and Components	0.7	0.9

Energy Systems	(0.3)	0.2

Total segment operating profit	$12.5	$11.5

Electronics and Communications

The Electronics and Communications segment’s first quarter sales were $90.5 million, compared with 2001 first quarter sales of $91.8 million. Operating income for the first quarter 2002 was $8.3 million, compared with operating income of $6.2 million in the first quarter of 2001.

First quarter 2002 sales, compared with the same period of 2001, reflected revenue growth in electronic instruments, defense electronic products and military and medical microelectronics. The revenue growth in electronic instruments was partially driven by the acquisition of Advanced Pollution Instrumentation Inc. in the fourth quarter of 2001. First quarter 2002 sales and operating profit, compared with the same period of 2001, were negatively impacted by reduced sales of relays used in semiconductor test equipment and communications applications and a decrease in electronic manufacturing services, as well as weakness in the commercial aviation market. The significant improvement in operating profit, despite a $1.2 million reduction in non-cash pension income, reflected reduced workforce and decreased administrative expenses, as well as lower expenses in the company’s broadband growth initiatives.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s first quarter 2002 sales were $46.9 million, compared with first quarter 2001 sales of $55.2 million. First quarter 2002 operating profit was $3.8 million, compared with operating profit of $4.2 million in the first quarter of 2001.

First quarter 2002 sales, compared with the same period of 2001, reflected flat revenue in core aerospace and defense programs and were negatively impacted by reduced work for environmental programs, primarily chemical weapons demilitarization. Operating profit reflected the mix and timing of certain government programs and was negatively impacted by a $0.2 million reduction in non-cash pension income.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s first quarter 2002 sales were $41.9 million, compared with first quarter 2001 sales of $38.8 million. First quarter 2002 operating profit was $0.7 million, compared with operating profit of $0.9 million in the first quarter of 2001.

First quarter 2002 sales, compared with the same period of 2001, reflected revenue growth in OEM piston engines and aftermarket products. Operating profit in the piston engine business increased due to higher revenues but was partially offset by higher aircraft product liability reserves and crankshaft litigation costs of $1.8 million. Sales in the turbine engine business were negatively impacted by reduced development phase work and no shipments of HARPOON cruise missile engines, partially offset by higher revenues of spare parts for Air Force training aircraft. In addition, operating profit was negatively impacted by a $0.3 million reduction in non-cash pension income.

Teledyne Energy Systems

The Energy Systems segment’s first quarter 2002 sales were $4.0 million, compared with first quarter 2001 sales of $3.9 million. The first quarter 2002 operating loss was $0.3 million, compared with operating profit of $0.2 million in the first quarter of 2001.

First quarter 2002 sales were consistent with the same period of 2001. First quarter 2002 operating profit reflected additional research and development expenditures for fuel cell programs. In addition, operating profit was lower due to a $0.1 million reduction in non-cash pension income.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities from continuing operations was $9.0 million for the first three months of 2002, compared with net cash used from continuing operations of $25.0 million for the same period of 2001. Increase in cash flow in 2002, compared with 2001, reflected an inventory increase in 2001 resulting from the market downturn in the Company’s short cycle electronics businesses and higher income tax payments in 2001 for the final required tax payment for the twelve months of 2000. This increase was partially offset by the effect of an increase in accounts receivable during 2002, compared with a much lower increase in accounts receivable in 2001. In addition, the increase in cash flow in 2002, reflected an increase in accounts payable in 2002, compared with a decrease in accounts payable in 2001. The net cash used by discontinued operations in 2002 and 2001 primarily reflected purchase price adjustment payments.

Working capital decreased to $111.1 million at March 31, 2002, compared with $115.3 million at the end of 2001. The decrease in working capital was primarily due to higher accounts payable balances and lower cash balances, partially offset by higher accounts receivable balances. Some of the Company’s customers have been undergoing bankruptcies, none of which currently are expected to have a material adverse effect on the Company.

Teledyne Technologies’ net cash used by investing activities from continuing operations was $3.5 million and $13.0 million for the first three months of 2002 and 2001, respectively, and was primarily for capital expenditures. Capital expenditures were $3.5 million for the first three months of 2002, compared with $9.4 million for the same period of 2001. For the first three months of 2001, capital spending included $5.3 million of expenditures committed in 2000. In 2001, Teledyne Technologies invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications.

Financing activities used net cash of $9.9 million in the first three months of 2002, compared with cash provided of $28.6 million for the same period of 2001. The 2002 amount primarily reflected net repayments of long-term debt. The 2001 amount primarily reflected net borrowings of long-term debt. Both periods include proceeds from the exercise of stock options.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2002. Teledyne Technologies currently expects capital expenditures of approximately $21 million in 2002. In April 2002, Teledyne Technologies received a federal income tax refund of $5.7 million.

A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At March 31, 2002, Teledyne Technologies had $15.0 million outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $185.0 million at March 31, 2002, compared with $170 million at year end 2001. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income (which was $12.4 million as of March 31, 2002) after the effective date of the credit agreement. The Company also had $4.5 million outstanding under an uncommitted and unsecured bank facility at March 31, 2002.

Critical Accounting Policies

In Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (2001 Form 10-K), the Company identified five critical accounting policies that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The critical accounting policies include: revenue recognition, impairment of long-lived assets, income taxes, inventories, and related allowance for obsolete and excess inventory, and aircraft product liability reserve. For additional discussion of the application of these and other accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements in the 2001 Form 10K.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141—“Business Combinations,” which changes the accounting for business combinations. This statement supersedes APB Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142—“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes Accounting

Principles Board (APB) Opinion No. 17, “Intangible Assets,” but carries forward some of its provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000, 1999 and the first quarter of 2001 was $0.6 million, $0.8 million, $0.7 million and $0.2 million, respectively. The requirements of SFAS No. 141 were effective for any business combination that is completed after June 30, 2001. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and SFAF 142 did not have a material effect on its financial position or results of operations. Teledyne Technologies completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to the balance of goodwill at the date of adoption was required. If the non-amortization provisions of SFAS 142 been in effect in 2001, first quarter 2001 net income would have increased by $0.1 million to $4.9 million. Reported basic and diluted earnings per share would not have changed.

In August 2001, the FASB issued SFAS No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121—“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and supersedes certain provisions of APB Opinion No. 30—“Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends Accounting Research Bulletin No. 51-Consolidated Financial Statements. Teledyne Technologies’ initial adoption of SFAS No. 144, effective January 1, 2002, did not have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143—“Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003 and has not yet made a determination of its impact on the financial statements.

Outlook

Teledyne Technologies maintains a balanced portfolio of approximately 45% government and 55% commercial businesses. In its government and defense businesses as a whole, the Company expects modest revenue growth in 2002, primarily driven by demand for defense electronics products. Given the current state of the commercial aviation market, Teledyne Technologies expects sales of avionics equipment to decline in 2002; however, the Company expects revenue growth in its commercial instrumentation businesses to offset the sales decline in avionics.

Orders and sales for several of the Company’s short cycle electronics product lines, which include relays sold to the semiconductor and communications markets, increased slightly compared to the fourth quarter of 2001. Teledyne Technologies currently expects orders and revenues in these businesses to be flat in the second quarter of 2002, relative to the first quarter 2002. However, the Company anticipates that orders and revenues will improve slightly in the second half of 2002.

A weak economic environment and temporary restrictions on general aviation airspace significantly impacted the 2001 performance of the Company’s Continental Motors aircraft piston engine business. However, orders and sales of aftermarket aviation products increased in the first quarter of 2002 relative to the first and fourth quarters of 2001. Nonetheless, given the current state of the economy, rising fuel and insurance costs, and the Company’s dependence on aftermarket aviation sales, the Company expects 2002 sales for the Aerospace Engines and Components segment to be flat relative to 2001. In addition, as Teledyne Technologies continues to pursue the crankshaft litigation against certain suppliers, with a trial currently in progress, the Company expects to incur additional legal expenses in 2002. Given the more stable market outlook in its Aerospace Engines and Components segment, the Company is exploring strategic alternatives for the product lines in this segment.

Full year 2001 earnings included $9.5 million or $0.18 per share in non-cash pension income. The Company currently expects approximately $2.3 million or $0.04 per share of non-cash pension income in 2002. The reduction in non-cash pension income reflected the completion of income associated with FAS 87 transition asset amortization as well as the decline in the value of the Company’s pension assets during 2000 and 2001. The Company continues to anticipate approximately $10 million of additional cost savings in 2002 relative to 2001, which should offset the reduction in non-cash pension income. Based on the current pension forecast, non-cash pension expense in 2003 is projected to be $3.6 million, compared with non-cash pension income of $2.3 million in 2002. At the present time, based on current assumptions including some improvement in market conditions, Teledyne Technologies anticipates that it will not have to make cash contributions to the pension plan until 2004.

Based on its current outlook, the company estimates that second quarter and full year 2002 earnings per share will be in the range of approximately $0.15 to $0.18 and $0.66 to $0.78, respectively, including approximately $0.04 per share of non-cash pension income for the full year 2002. Full year 2001 earnings per share from continuing operations of $0.69 (excluding asset impairment, restructuring and other charges) would have been $0.51 per share, excluding $0.18 per share in non-cash pension income.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, cost-savings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor and communications markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, receipt of (or failure to receive) government award fees based on the collective performance achievements of multiple contractors, the outcome of the crankshaft litigation, and economic and political conditions, could change the anticipated results.

The September 11 terrorist attacks and subsequent events increase uncertainties associated with forward-looking statements about the Company’s business. For example, flight restrictions negatively impact the market for general aviation aircraft piston engine and components. In addition, reduced shipments of commercial aviation aircraft, as well as the liquidity of major airlines, could negatively affect the Company’s Electronics and Communications segment.

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, the Company’s ability to integrate acquired businesses and to achieve identified financial and operating synergies. Also, the Company may not be able to sell or exit timely or on acceptable terms its remaining non-core or under-performing product lines, particularly given the current economic environment.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ 2001 Form 10-K under the caption “Risk Factors; Cautionary Statement as to Forward Looking Statements”. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2001 Annual Report on Form 10-K. At March 31, 2002, there were no hedging contracts outstanding.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 14, 2002	By: Robert J. Naglieri

Robert J. Naglieri, Senior Vice President and Chief Financial Officer