Form 10-Q
period 2002-06-30
TELEDYNE TECHNOLOGIES INC
filed 2002-08-13
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-15295

TELEDYNE TECHNOLOGIES INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1843385 (I.R.S. Employer Identification Number)

12333 West Olympic Boulevard Los Angeles, California (Address of principal executive offices)	90064-1021 (Zip Code)

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

Yes [X]       No [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2002

Common Stock, $.01 par value per share	32,029,522 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2002 AND DECEMBER 30, 2001
(Amounts in millions, except share amounts)

	June 30,	December 30,
	2002	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$10.1	$11.9
Receivables, net	117.7	108.7
Inventories, net	61.9	56.1
Deferred income taxes, net	18.6	18.4
Prepaid and income taxes receivable	—	5.8
Prepaid expenses, notes receivable and other	5.9	8.4

Total Current Assets	214.2	209.3
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $122.2 at June 30, 2002 and $113.2 at December 30, 2001	77.4	80.2
Deferred income taxes, net	7.4	7.9
Prepaid pension cost	7.7	5.2
Goodwill, net	26.2	26.2
Other assets	19.7	20.5

Total Assets	$352.6	$349.3

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$44.1	$36.9
Accrued liabilities	69.2	57.1

Total Current Liabilities	113.3	94.0
Long-term debt	—	30.0
Accrued postretirement benefits	27.9	29.0
Other long-term liabilities	25.9	23.3

Total Liabilities	167.1	176.3
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,029,522 at June 30, 2002 and 31,859,839 at December 30, 2001	0.3	0.3
Additional paid-in capital	129.3	128.0
Retained earnings	55.8	44.5
Accumulated other comprehensive income	0.1	0.2

Total Stockholders’ Equity	185.5	173.0

Total Liabilities and Stockholders’ Equity	$352.6	$349.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months

	2002	2001	2002	2001

Sales	$188.0	$184.0	$371.3	$373.7
Costs and expenses
Cost of sales	141.7	147.9	280.7	294.2
Selling, general and administrative expenses	36.6	37.9	72.3	73.2
Asset impairment charge	—	7.4	—	7.4
Restructuring and other charges	(0.6)	8.7	(0.6)	8.7

	177.7	201.9	352.4	383.5

Operating profit (loss)	10.3	(17.9)	18.9	(9.8)
Interest and debt expense, net	0.2	0.8	0.5	1.1
Other income	0.2	1.8	0.4	1.9

Income (loss) from continuing operations before income taxes	10.3	(16.9)	18.8	(9.0)
Provision (benefit) for income taxes	4.1	(6.7)	7.5	(3.6)

Income (loss) from continuing operations	6.2	(10.2)	11.3	(5.4)
Discontinued operations, net of tax	—	(0.2)	—	(0.2)

Net income (loss)	$6.2	$(10.4)	$11.3	$(5.6)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.19	$(0.32)	$0.35	$(0.17)
Discontinued operations	—	(0.01)	—	(0.01)

Basic earnings (loss) per common share	$0.19	$(0.33)	$0.35	$(0.18)

Weighted average common shares outstanding	32.0	31.6	32.0	31.6

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations	$0.19	$(0.32)	$0.35	$(0.17)
Discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings (loss) per common share	$0.19	$(0.33)	$0.35	$(0.18)

Weighted average diluted common shares outstanding	32.9	31.6	32.7	31.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JULY 1, 2001
(Unaudited — Amounts in millions)

	Six Months

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	$11.3	$(5.4)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	10.8	10.5
Deferred income taxes	0.3	(3.8)
Non-cash asset impairment, restructuring and other charges	—	15.6
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivables	(9.0)	4.2
Increase in inventories	(5.8)	(17.7)
Decrease in prepaid expenses and other assets	2.5	2.3
Increase (decrease) in accounts payable	7.2	(11.6)
Increase in accrued liabilities	5.9	4.6
Increase (decrease) in income taxes payable, net	11.9	(12.4)
Increase in long term assets	(0.1)	(2.0)
Increase (decrease) in other long-term liabilities	3.3	(7.1)
Decrease in accrued pension obligation	(2.5)	(5.1)
Decrease in accrued postretirement benefits	(1.1)	(1.1)
Other operating, net	(0.3)	0.3

	34.4	(28.7)
Net cash flow from discontinued operations	(0.6)	(1.3)

Net cash (used) provided by operating activities	33.8	(30.0)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(7.0)	(17.3)
Proceeds from the sale of businesses/investments/property, plant and equipment	—	1.0
Investment in optical business	—	(2.5)
Other investing, net	—	(0.3)

Net cash used by investing activities	(7.0)	(19.1)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit agreement	(30.0)	38.0
Proceeds from issuance of common stock	1.4	1.4

Net cash provided (used) by financing activities	(28.6)	39.4

Decrease in cash and cash equivalents	(1.8)	(9.7)
Cash and cash equivalents — beginning of period	11.9	14.9

Cash and cash equivalents — end of period	$10.1	$5.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2002

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of June 30, 2002, and the consolidated results of operations for the three and six months then ended and the cash flows for the six months then ended. The results of operations and cash flows for the period ended June 30, 2002, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

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

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Teledyne Cast Parts was previously reported as part of the Aerospace Engines and Components segment.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141-“Business Combinations,” which changes the accounting for business combinations. This statement supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142-“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, “Intangible Assets,” but carries forward some of its provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively. Teledyne Technologies’ goodwill amortization for the second quarter and first six months of 2001 was $0.2 million and $0.4 million, respectively. The requirements of SFAS No. 141 were effective for any business combination that is completed after June 30, 2001. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on its financial position or results of operations. Teledyne Technologies completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to goodwill at the date of adoption was required.

Had the non-amortization provisions of SFAS No. 142 been in effect for 2001, the impact on the net loss and loss per share is shown in the following table (amounts in millions, except per-share data):

	2001

	Second Quarter	Six Months

Reported net loss	$(10.4)	$(5.6)
Add back: goodwill amortization	0.2	0.4
Tax benefit	(0.1)	(0.2)

Adjusted net loss	$(10.3)	$(5.4)

Basic loss per share
Reported net loss	$(0.33)	$(0.18)
Adjusted net loss	$(0.33)	$(0.17)
Diluted loss per share
Reported net loss	$(0.33)	$(0.18)
Adjusted net loss	$(0.33)	$(0.17)

In August 2001, the FASB issued SFAS No. 144—“Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121—“Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and supersedes certain provisions of APB Opinion No. 30—“Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends Accounting Research Bulletin No. 51—Consolidated Financial Statements. Teledyne Technologies’ initial adoption of SFAS No. 144, effective January 1, 2002, did not have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143—“Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003 and does not currently expect that its implementation will have a material impact on the Company’s financial position or results of operations.

2. Restructuring, Asset Impairment and Other Charges

During the second quarter of 2001, the Company took a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The 2001 pretax charge included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

The pretax charges also included: pretax restructuring charges for employee termination benefits; the consolidation and downsizing of manufacturing operations; non-cancelable lease expenses; and transaction costs associated with the formation of Teledyne Energy Systems, Inc. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The Company recorded pretax asset impairment charges for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A pretax charge was also recorded in cost of sales for the write off of inventory from discontinued product lines and the write down of excess inventory resulting from reduced customer demand.

While the total projected charges remained at $26.4 million at both December 30, 2001 and June 30, 2002, there were some changes in income statement classification. At December 30, 2001 the estimated charge included $7.5 million for asset impairments, $8.8 million for restructuring and other charges, $9.8 million for inventory write-downs and a $0.3 million pretax charge for discontinued operations. Based on actual spending and current projections at June 30, 2002, the $26.4 million pretax charge consists of $7.5 million for asset impairments, $8.2 million for restructuring and other charges, $10.4 million for inventory write-downs and $0.3 million for discontinued operations. Total charges by segment were as follows: $15.6 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.4 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. At June 30, 2002, Teledyne Technologies has a balance of approximately $0.9 million for future amounts to be spent in connection with the second quarter 2001 charge and also has $0.1 million of assets to be disposed. The following table details the components of the 2001 second quarter charge and the changes in estimate at June 30, 2002 (amounts in millions):

	Asset Impairments

	Property,			Restructuring		Inventory
	Plant and						Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge at year end 2001	$1.9	$1.8	$3.8	$5.7	$3.1	$9.8	$0.3	$26.4
Change in estimate	—	—	—	0.4	(1.0)	0.6	—	—

Total charge — June 30, 2002	1.9	1.8	3.8	6.1	2.1	10.4	0.3	26.4
Assets disposed at June 30, 2002	(1.8)	(1.8)	(3.8)	—	—	(10.4)	—	(17.8)
Assets to be disposed	(0.1)	—	—	—	—	—	—	(0.1)
Cash payments	—	—	—	(5.7)	(1.6)	—	(0.3)	(7.6)

Liability as of June 30, 2002	$—	$—	$—	$0.4	$0.5	$—	$—	$0.9

3. Comprehensive Income (Loss)

Teledyne Technologies’ comprehensive income (loss) is composed of net income (loss), foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ comprehensive income was $11.2 million for the first six months of 2002 compared with a loss of $5.6 million for the first six months of 2001. Teledyne Technologies’ comprehensive income was $6.0 million for the second quarter of 2002 compared with a loss of $11.0 million for the second quarter of 2001.

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

The following table sets forth the computations of basic and diluted earnings (loss) per share (amounts in millions, except per-share data):

	Second Quarter		Six Months

	2002	2001	2002	2001

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations applicable to common stock	$6.2	$(10.2)	$11.3	$(5.4)
Discontinued operations, net of tax	—	(0.2)	—	(0.2)

Net income (loss) applicable to common stock	$6.2	$(10.4)	$11.3	$(5.6)

Weighted average common shares outstanding	32.0	31.6	32.0	31.6

BASIC EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.19	$(0.32)	$0.35	$(0.17)
Discontinued operations	—	(0.01)	—	(0.01)

Basic earnings (loss) per common share	$0.19	$(0.33)	$0.35	$(0.18)

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations applicable to common stock	$6.2	$(10.2)	$11.3	$(5.4)
Discontinued operations, net of tax	—	(0.2)	—	(0.2)

Net income (loss) applicable to common stock	$6.2	$(10.4)	$11.3	$(5.6)

Weighted average common shares outstanding	32.0	31.6	32.0	31.6
Dilutive effect of exercise of options outstanding	0.9	—	0.7	—

Weighted average diluted common shares outstanding	32.9	31.6	32.7	31.6

DILUTED EARNINGS (LOSS) PER COMMON SHARE
Income (loss) from continuing operations	$0.19	$(0.32)	$0.35	$(0.17)
Discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings (loss) per common share	$0.19	$(0.33)	$0.35	$(0.18)

5. Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $5.2 million and $4.5 million at June 30, 2002 and December 30, 2001, respectively.

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

Balance at	June 30, 2002	December 30, 2001

Raw materials and supplies	$22.4	$24.3
Work in process	61.4	52.0
Finished goods	8.4	8.8

	92.2	85.1
Progress payments	(4.3)	(1.9)
LIFO reserve	(26.0)	(27.1)

Total inventories, net	$61.9	$56.1

7. Supplemental Balance Sheet Information

Accrued liabilities included salaries and wages of $27.0 million and $24.6 million at June 30, 2002 and December 30, 2001, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

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

At June 30, 2002, the Company’s reserves for environmental remediation obligations totaled approximately $2.9 million, of which approximately $1.1 million were included in current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

9. Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Second Quarter		Six Months

	2002	2001	2002	2001

Sales:
Electronics and Communications	$94.2	$90.1	$184.7	$181.9
Systems Engineering Solutions	51.5	52.8	98.4	108.0
Aerospace Engines and Components	39.0	38.4	80.9	77.2
Energy Systems	3.3	2.7	7.3	6.6

Total sales	$188.0	$184.0	$371.3	$373.7

Operating Profit (Loss):
Electronics and Communications	$9.0	$(11.9)	$17.3	$(5.7)
Systems Engineering Solutions	5.7	(0.5)	9.5	3.7
Aerospace Engines and Components	0.1	3.7	0.8	4.6
Energy Systems	(0.9)	(5.8)	(1.2)	(5.6)

Segment operating profit (loss)	13.9	(14.5)	26.4	(3.0)
Corporate expense	(3.6)	(3.4)	(7.5)	(6.8)
Interest and debt expense, net	(0.2)	(0.8)	(0.5)	(1.1)
Other income	0.2	1.8	0.4	1.9

Income (loss) from continuing operations before income taxes	10.3	(16.9)	18.8	(9.0)
Provision (benefit) for income taxes	4.1	(6.7)	7.5	(3.6)

Income (loss) from continuing operations	6.2	(10.2)	11.3	(5.4)
Discontinued operations, net of tax	—	(0.2)	—	(0.2)

Net income (loss)	$6.2	$(10.4)	$11.3	$(5.6)

(a)	Previously reported 2001 results were recast to reflect a realignment of the Company’s business units, which included a change in the business units reporting structure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ second quarter 2002 sales were $188.0 million, compared with sales of $184.0 million for the same period in 2001. Net income for the second quarter of 2002 was $6.2 million ($0.19 per diluted share), compared with a net loss of $10.4 million ($0.33 per diluted share) for the second quarter of 2001. Sales for the first six months of 2002 were $371.3 million, compared with sales of $373.7 million for the same period in 2001. Net income for the first six months of 2002 was $11.3 million ($0.35 per diluted share), compared with a net loss of $5.6 million ($0.18 per diluted share) for the first six months of 2001.

The 2001 results included a second quarter pretax charge of $26.4 million for asset impairment, restructuring and other charges. Excluding these charges, net income was $5.5 million ($0.17 per diluted share) for the second quarter of 2001 and was $10.3 million ($0.33 per diluted share) for the first six months of 2001.

Both the second quarter and first six months of 2002, compared with the same periods in 2001, reflected higher sales in both the Electronics and Communications segment and the Aerospace Engines and Components segment offset by lower sales in the Systems Engineering Solutions segment.

The increase in earnings for the second quarter and first six months of 2002, compared with the same periods of 2001, reflected improved results in each business segment except for the Aerospace Engines and Components segment. Net pension income was $1.2 million and $4.9 million for the first six months of 2002 and 2001, respectively, and was $0.6 million and $2.5 million for the second quarter of 2002 and 2001, respectively. Excluding the second quarter 2001 charges, earnings before interest, taxes, depreciation and amortization (EBITDA) were $16.2 million and $15.1 million for the second quarter of 2002 and 2001, respectively, and were $30.1 million and $28.7 million for the six months of 2002 and 2001, respectively.

Cost of sales as a percentage of sales for the first six months and second quarter of 2002 was lower, compared with the same periods in 2001 due to the inventory write-off discussed below in the second quarter of 2001 and also reflected lower expenses associated with broadband growth initiatives partially offset by mix and volume differences in 2002. Expenses related to the broadband growth initiatives were lower by $9.3 million and $4.9 million for the first six months and second quarter of 2002, respectively, compared with the same periods in 2001. Selling, general and administrative expense for the first six months and second quarter of 2002 was lower compared with the same periods in 2001, both in total dollars and as a percentage of sales. This decrease reflected the benefits of the restructuring programs initiated in 2001 despite higher aircraft product liability reserves, crankshaft litigation costs and higher corporate expenses in 2002 primarily driven by higher professional service fees. In the second quarter and the first six months of 2001, other income reflects a gain of $1.7 million related to the sale of the Company’s share of an optical components company. The Company’s effective tax rate for the first six months and second quarter of both 2002 and 2001 was 39.7%.

During the second quarter of 2001, the Company took a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The 2001 pretax charge included plans to exit, within 12 months, the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. While the total projected charges remained at $26.4 million at both December 30, 2001 and June 30, 2002, there were some changes in income statement classification as follows. At December 30, 2001 the estimated charge included $7.5 million for asset impairments, $8.8 million for restructuring and other charges, $9.8 million for inventory write-downs and a $0.3 million pretax charge for discontinued operations.

Based on actual spending and current projections, the $26.4 million pretax charge consists of $7.5 million for asset impairments, $8.2 million for restructuring and other charges, $10.4 million for inventory write-downs and $0.3 million for discontinued operations. Total charges by segment were as follows: $15.6 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.4 million in the Systems Engineering

Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. At June 30, 2002, Teledyne Technologies has a balance of approximately $0.9 million for future amounts to be spent in connection with the second quarter 2001 charge and also has $0.1 million of assets to be disposed. The following table details the components of the 2001 second quarter charge and the changes in estimate at June 30, 2002 (amounts in millions):

	Asset Impairments

	Property,			Restructuring		Inventory
	Plant and						Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge at year end 2001	$1.9	$1.8	$3.8	$5.7	$3.1	$9.8	$0.3	$26.4
Change in estimate	—	—	—	0.4	(1.0)	0.6	—	—

Total charge — June 30, 2002	1.9	1.8	3.8	6.1	2.1	10.4	0.3	26.4
Assets disposed at June 30, 2002	(1.8)	(1.8)	(3.8)	—	—	(10.4)	—	(17.8)
Assets to be disposed	(0.1)	—	—	—	—	—	—	(0.1)
Cash payments	—	—	—	(5.7)	(1.6)	—	(0.3)	(7.6)

Liability as of June 30, 2002	$—	$—	$—	$0.4	$0.5	$—	$—	$0.9

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second Quarter		Six Months

	2002	2001	2002	2001

Sales:
Electronics and Communications	$94.2	$90.1	$184.7	$181.9
Systems Engineering Solutions	51.5	52.8	98.4	108.0
Aerospace Engines and Components	39.0	38.4	80.9	77.2
Energy Systems	3.3	2.7	7.3	6.6

Total sales	$188.0	$184.0	$371.3	$373.7

Operating Profit (loss):
Electronics and Communications(a)	$9.0	$(11.9)	$17.3	$(5.7)
Systems Engineering Solutions(b)	5.7	(0.5)	9.5	3.7
Aerospace Engines and Components(c)	0.1	3.7	0.8	4.6
Energy Systems(d)	(0.9)	(5.8)	(1.2)	(5.6)

Total segment operating profit (loss)	$13.9	$(14.5)	$26.4	$(3.0)

(a)	The second quarter and first six months of 2001 results include pretax charges of $15.6 million for asset impairments and restructuring and other charges.

(b)	The second quarter and first six months of 2001 results include pretax charges of $4.4 million for asset impairments and restructuring and other charges.

(c)	The second quarter and first six months of 2001 results include pretax charges of $0.3 million for employee termination costs.

(d)	The second quarter and first six months of 2001 results include pretax charges of $5.6 million for asset impairments and restructuring and other charges.

Electronics and Communications

The Electronics and Communications segment’s second quarter 2002 sales were $94.2 million, compared with second quarter 2001 sales of $90.1 million. Second quarter 2002 operating profit was $9.0 million, compared with an operating loss of $11.9 million in the second quarter of 2001. Sales for the first six months of 2002 were $184.7 million, compared with $181.9 million for the same period of 2001. The first six months of 2002 operating profit was $17.3 million, compared with an operating loss of $5.7 million for the same period in 2002. The 2001 results included a second quarter pretax charge of $15.6 million related to asset impairments, restructuring and other charges. Excluding this charge, operating profit for the second quarter and first six months 2001 would have been $3.7 million and $9.9 million, respectively.

The second quarter and first six months of 2002 sales, compared with the same periods of 2001, reflected revenue growth in electronic manufacturing services, electronic instruments and defense electronics products. The revenue growth in electronic manufacturing services was primarily driven by increased sales from the medical and military markets. The revenue growth in electronic instruments resulted from the acquisition of Advanced Pollution Instrumentation in the fourth quarter of 2001 and stronger demand for geophysical sensors for the petroleum exploration market. The second quarter 2002 revenue increase was partially offset by reduced sales of relays used in semiconductor test equipment and communications applications, as well as weakness in the commercial aviation market. The improvement in operating profit, reflected higher sales, a reduced workforce and decreased administrative expenses, as well as lower expenses in the Company’s optoelectronic and broadband growth initiatives. The second quarter and first six months of 2002 was negatively impacted by lower non-cash pension income of $1.3 million and $2.5 million, respectively, compared with the same periods in 2001. The 2001 results included second quarter pretax charges of $15.6 million related to the following actions: $6.2 million of restructuring costs; $3.7 million of asset impairment charges; and $5.7 million to write off inventory for products to be discontinued and excess inventory.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s second quarter 2002 sales were $51.5 million, compared with second quarter 2001 sales of $52.8 million. Second quarter 2002 operating profit was $5.7 million, compared with an operating loss of $0.5 million in the second quarter of 2001. Sales for the first six months of 2002 were $98.4 million, compared with $108.0 million for the same period of 2001. The first six months of 2002 operating profit was $9.5 million, compared with operating profit of $3.7 million for the same period in 2001. The 2001 results included a second quarter pretax charge of $4.4 million related to asset impairments, restructuring and other charges. Excluding this charge, operating profit for the second quarter and first six months of 2001 would have been $3.9 million and $8.1 million, respectively.

The second quarter and first six months of 2002 sales, compared with the same periods of 2001, reflected reduced work for environmental programs, primarily chemical weapons demilitarization, partially offset by growth in core defense programs. The improvement in operating profit, primarily reflected the receipt of government award fees based on collective performance achievements. The second quarter and first six months of 2002 was negatively impacted by lower non-cash pension income of $0.2 million and $0.4 million, respectively, compared with the same periods in 2001. The 2001 results included second quarter pretax charges of $4.4 million related to the following actions: $0.5 million of restructuring costs; $3.7 million of asset impairment charges; and $0.2 million to write off inventory for products to be discontinued and excess inventory.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s second quarter 2002 sales were $39.0 million, compared with 2001 second quarter sales of $38.4 million. Operating profit was $0.1 million for the second quarter of 2002, compared $3.7 million in the second quarter of 2001. Sales for the first six months of 2002 were $80.9 million, compared with $77.2 million for the same period of 2001. Operating profit for the first six months of 2002 was $0.8 million, compared with $4.6 million for the same period of 2001. The 2001 results included a second quarter pretax charge of $0.3 million related to a pretax restructuring charge for employee termination costs. Excluding this charge, operating profit for the second quarter and first six months of 2001 would have been $4.0 million and $4.9 million, respectively.

Second quarter 2002 sales, compared with the same period of 2001, reflected revenue growth in OEM piston engines, partially offset by reduced sales of aftermarket products and services. Sales for the first six months of 2002, compared with the same period of 2001, reflected revenue growth in OEM piston engines and increased sales of aftermarket products and services. Operating profit for the second quarter and first six months of 2002 in the piston engine business was negatively impacted by net charges totaling $2.1 million and $3.9 million, respectively, related to higher aircraft product liability reserves, increased insurance premiums and crankshaft litigation costs (net of settlement awards). Sales in the turbine engine business in both 2002 periods were negatively impacted by reduced development phase work, offset by higher revenues of spare parts for Air Force training aircraft. In addition, segment operating profit for the second quarter and first six months of 2002 was negatively impacted by lower non-cash pension income of $0.3 million and $0.6 million, respectively, compared with the same periods in 2001.

Teledyne Energy Systems

The Energy Systems segment’s second quarter 2002 sales were $3.3 million, compared with second quarter 2001 sales of $2.7 million. The second quarter 2002 operating loss was $0.9 million, compared with an operating loss of $5.8 million in the second quarter of 2001. Sales for the first six months of 2002 were $7.3 million, compared with $6.6 million for the same period of 2001. The first six months of 2002 operating loss was $1.2 million, compared with an operating loss of $5.6 million for the same period in 2001. The 2001 results included a second quarter pretax charge of $5.6 million related to asset impairments, restructuring and other charges. Excluding this charge the operating loss for the second quarter of 2001 would have been $0.2 million and the segment would have shown zero profit for the first six months of 2001.

Second quarter and first six months 2002 sales, compared with the same periods of 2001, reflected growth in hydrogen generator and government program sales. The second quarter and first six months of 2002 operating loss reflected additional research and development expenses for fuel cell programs, higher general and administrative expense and program cost adjustments. The 2001 results included second quarter pretax charges of $5.6 million related to the following actions: $1.0 million of restructuring costs; $0.1 million of asset impairment charges; and $4.5 million to write off inventory for products to be discontinued and excess inventory.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities from continuing operations was $34.4 million for the first six months of 2002, compared with net cash used from continuing operations of $28.7 million for the same period of 2001. The increase in cash flow in 2002, compared with 2001, reflected the receipt of a federal income tax refund of $5.7 million in April 2002, and the deferral of approximately $6.0 million in income taxes payable to the third quarter of 2002 due to IRS rules regarding recognition of taxable income from long-term contracts, compared with income tax payments in 2001 for the final required tax payment for the twelve months of 2000. In addition, 2001 reflected a larger inventory increase than in 2002 resulting from the market downturn in the Company’s short cycle electronics businesses and an increase in accounts payable in 2002, compared with a decrease in accounts payable in 2001. These amounts were partially offset by the effect of an increase in accounts receivable during 2002, compared with a decrease in accounts receivable in 2001. The net cash used by discontinued operations in 2002 and 2001 primarily reflected purchase price adjustment payments.

Working capital decreased to $100.9 million at June 30, 2002, compared with $115.3 million at the end of 2001. The decrease in working capital was primarily due to higher accounts payable balances and lower cash balances, partially offset by higher accounts receivable balances. Some of the Company’s customers have been undergoing bankruptcies, none of which currently are expected to have a material adverse effect on the Company.

Teledyne Technologies’ net cash used by investing activities from continuing operations was $7.0 million and $19.1 million for the first six months of 2002 and 2001, respectively, and was primarily for capital expenditures. Capital expenditures were $7.0 million for the first six months of 2002, compared with $17.3 million for the same period of 2001. For the first six months of 2001, capital spending included $7.4 million of expenditures committed in 2000. In 2001, Teledyne Technologies invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications.

Financing activities used net cash of $28.6 million in the first six months of 2002, compared with cash provided of $39.4 million for the same period of 2001. The 2002 amount primarily reflected net repayments of long-term debt. The 2001 amount primarily reflected net borrowings of long-term debt. Both periods include proceeds from the exercise of stock options.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2002. Teledyne Technologies currently expects capital expenditures to be in the range of approximately $16 million to $20 million in 2002.

A $200.0 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At June 30, 2002, Teledyne Technologies had no amounts outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $200.0 million at June 30, 2002, compared with $170.0 million at year end 2001. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income ($14.0 million as of June 30, 2002) after the effective date of the credit agreement.

Critical Accounting Policies

In Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (2001 Form 10-K), the Company identified five critical accounting policies that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The critical accounting policies include: revenue recognition, impairment of long-lived assets, income taxes, inventories and related allowance for obsolete and excess inventory, and aircraft product liability reserve. For additional discussion of the application of these and other accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements in the 2001 Form 10K.

Teledyne Technologies has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with Statement of Financial Accounting Standards (SFAS) No. 87 — “Employers’ Accounting for Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 9 percent. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income (expense) for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Given today’s volatile and declining market SFAS No. 87 is having a greater impact on the Company. See Note 13 to the Consolidated Financial Statements in the 2001 Form 10-K for the Company’s pension plan disclosures.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141-“Business Combinations,” which changes the accounting for business combinations. This statement supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142-“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, “Intangible Assets,” but carries forward some of its provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively. Teledyne Technologies’ goodwill amortization for the second quarter and first six months of 2001 was $0.2 million and $0.4 million, respectively. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on its financial position or results of operations. Teledyne Technologies completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to goodwill at the date of adoption was required. Had the non-amortization provisions of SFAS No. 142 been in effect in 2001, the impact on the net loss and loss per share is shown in the following table (amounts in millions, except per-share data):

	2001

	Second Quarter	Six Months

Reported net loss	$(10.4)	$(5.6)
Add back: goodwill amortization	0.2	0.4
Tax benefit	(0.1)	(0.2)

Adjusted net loss	$(10.3)	$(5.4)

Basic loss per share
Reported net loss	$(0.33)	$(0.18)
Adjusted net loss	$(0.33)	$(0.17)
Diluted loss per share
Reported net loss	$(0.33)	$(0.18)
Adjusted net loss	$(0.33)	$(0.17)

In August 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and supersedes certain provisions of APB Opinion No. 30 — “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” and amends Accounting Research Bulletin No. 51 — Consolidated Financial Statements. Teledyne Technologies’ initial adoption of SFAS No. 144, effective January 1, 2002, did not have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143 — “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies must implement SFAS No. 143 by the first quarter of 2003 and currently does not expect that its implementation will have a material impact on the Company’s financial position or results of operations.

Outlook

Teledyne Technologies maintains a balanced portfolio of approximately 45% government and 55% commercial businesses. In its government and defense businesses as a whole, the Company expects modest revenue growth in the second half of 2002 compared to the first half of 2002 and the second half of 2001, primarily driven by demand for defense electronics products and systems engineering services. Given the current state of the commercial aviation market, Teledyne expects sales of avionics equipment to be flat in the second half of 2002 relative to the first half of 2002, but decline compared to the second half of 2001. However, the Company expects revenue growth in its commercial instrumentation businesses to offset the sales decline in avionics.

Orders and sales for several of the Company’s short cycle electronics product lines, which include relays sold to the semiconductor and communications markets, were flat in the second quarter of 2002 compared to the first quarter of 2002. Teledyne Technologies currently expects orders and revenues in these businesses to be flat in the second half of 2002, relative to first half of 2002.

Given the current state of the economy, rising pilot insurance costs, and the Company’s dependence on aftermarket aviation sales, the Company expects 2002 sales for the Aerospace Engines and Components segment to be flat relative to 2001. However, the Company anticipates that operating profit in its Aerospace Engines and Components segment will improve slightly in the second half of 2002, compared to the first half of 2002, due to reduced legal expenses following the conclusion of the crankshaft litigation, partially offset by increased insurance premiums. In addition, the Company continues to explore strategic alternatives for the product lines in this segment, including a possible divestiture of one or more product lines.

Full year 2001 earnings included $9.5 million or $0.18 per share in non-cash pension income. The Company currently expects approximately $2.3 million or $0.04 per share of non-cash pension income in 2002. The reduction in non-cash pension income reflected the completion of income associated with FAS 87 transition asset amortization as well as the decline in the value of the Company’s pension assets during 2000 and 2001. The Company continues to anticipate approximately $10 million of cost savings in 2002 relative to 2001, which should offset the reduction in non-cash pension income.

Based on its current outlook, the Company estimates that third quarter and full year 2002 earnings per share will be in the range of approximately $0.18 to $0.20 and $0.70 to $0.78, respectively, including approximately $0.04 per share of non-cash pension income for the full year 2002. Full year 2001 earnings per share from continuing operations of $0.69 (excluding asset impairment, restructuring and other charges) would have been $0.51 per share, excluding $0.18 per share in non-cash pension income.

Given the further decline in the value of the Company’s pension assets during 2002, non-cash pension expense in 2003 is projected to be $5.5 million, compared with non-cash pension income of $2.3 million in 2002. As of June 30, 2002, Teledyne Technologies did not anticipate making a cash contribution to the pension plan until the first quarter of 2004. The present volatile and declining market will likely accelerate this contribution.

SFAS No. 87 requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation (ABO) at the end of the year. If this condition exists at the end of 2002, the Company would be required to record a non-cash charge to stockholders’ equity equal to the value of the prepaid pension asset currently recognized on the balance sheet and the required minimum pension liability, both net of deferred taxes. The effect of such a non-cash charge, which would not affect earnings, would be a reduction in stockholders’ equity of approximately $15 million based on the value of the Company’s pension assets and the ABO as of July 31, 2002. Such a non-cash charge would be likely if the performance of the equity markets does not improve during the remainder of the year.

Although earnings visibility into 2003 is limited, the Company believes that earnings per share, excluding pension expense, will grow given continued demand for defense electronics and government engineering services coupled with a modest return in some of the Company’s short cycle electronics product lines.

Based on its current outlook, the Company estimates that full year 2003 earnings per share will be in the range of approximately $0.70 to $0.85, respectively, including approximately $0.10 per share of non-cash pension expense. The 2003 pension expense outlook is based on pension asset values at June 30, 2002.

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2003 Full Year Outlook		2002 Full Year Outlook		2001 Results

	Low	High	Low	High	Actual

Earnings per share (excluding net pension income (expense) and asset impairment, restructuring and other charges)	$0.80	$0.95	$0.66	$0.74	$0.51
Net pension income (expense)(a)	(0.10)	(0.10)	0.04	0.04	0.18

Earnings per share (excluding asset impairment, restructuring and other charges)	0.70	0.85	0.70	0.78	0.69
Asset impairment, restructuring and other charges	—	—	—	—	(0.48)

Earnings per share	$0.70	$0.85	$0.70	$0.78	$0.21

(a)	The 2003 outlook is based on pension asset values at June 30, 2002.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, cost-savings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor and communications markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, receipt of (or failure to receive) government award fees based on collective performance achievements of multiple contractors, and economic and political conditions, could change the anticipated results.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2001 Annual Report on Form 10-K. At June 30, 2002, there were no hedging contracts outstanding.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Teledyne Technologies’ 2002 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 24, 2002. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The three nominees proposed by the Board of Directors were elected as Class III directors for a three-year term expiring at the 2005 Annual Meeting by the following votes:

Name	For	Withheld

Robert P. Bozzone	29,119,852	383,883
Frank V. Cahouet	29,058,004	445,731
Charles J. Queenan, Jr.*	29,052,126	451,609

*	Term expires at the 2003 Annual Meeting in accordance with Teledyne Technologies Retirement Policy for Directors, adopted June 1, 2000.

Other continuing directors of Teledyne Technologies include (1) Class I directors, Diane C. Creel and Paul D. Miller, whose terms expire at the 2003 Annual Meeting, and (2) Class II directors, Charles Crocker, Robert Mehrabian and Michael T. Smith, whose terms expire at the 2004 Annual Meeting.

2.	A proposal to approve the Teledyne Technologies Incorporated 2002 Stock Incentive Plan was approved by a vote of 18,823,242 for versus 3,805,985 against. There were 372,970 abstentions and 6,501,538 broker non-votes with respect to this action.

3.	A proposal to ratify the selection of Ernst & Young LLP as Teledyne Technologies’ independent public auditors for 2002 was approved by a vote of 29,219,490 for versus 214,923 against. There were 69,322 abstentions and no broker non-votes with respect to this action.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 13, 2002	By:	Robert J. Naglieri

Robert J. Naglieri, Senior Vice President and Chief Financial Officer

SECTION 906 CERTIFICATION

In accordance with and solely for the purpose of Section 906 of the White-Collar Crime Penalty Enhancement Act of 2002, each of Robert Mehrabian, Chairman, President and Chief Executive Officer of Teledyne Technologies Incorporated (the “Company”) and Robert J. Naglieri, Senior Vice President and Chief Financial Officer of the Company, hereby certifies, to his knowledge, that this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (“Form 10-Q”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)) and that the information contained in this Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: August 13, 2002	Robert Mehrabian

Robert Mehrabian, Chairman, President and Chief Executive Officer

Robert J. Naglieri Robert J. Naglieri, Senior Vice President and Chief Financial Officer