Form 10-Q
period 2002-09-29
TELEDYNE TECHNOLOGIES INC
filed 2002-11-12
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

Yes   ☑     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 29, 2002

Common Stock, $.01 par value per share	32,044,425 shares

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EXHIBIT 99.1
EXHIBIT 99.2

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 29, 2002 AND DECEMBER 30, 2001
(Amounts in millions, except share amounts)

	September 29,	December 30,
	2002	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8.9	$11.9
Receivables, net	112.5	108.7
Inventories, net	67.9	56.1
Deferred income taxes, net	17.7	18.4
Prepaid and income taxes receivable	—	5.8
Prepaid expenses, notes receivable and other	7.3	8.4

Total Current Assets	214.3	209.3
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $125.7 at September 29, 2002 and $113.2 at December 30, 2001	76.0	80.2
Deferred income taxes, net	9.2	7.9
Prepaid pension cost	7.6	5.2
Goodwill, net	45.7	26.2
Other assets	18.0	20.5

Total Assets	$370.8	$349.3

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$51.5	$36.9
Accrued liabilities	72.6	57.1

Total Current Liabilities	124.1	94.0
Long-term debt	—	30.0
Accrued postretirement benefits	27.3	29.0
Other long-term liabilities	26.7	23.3

Total Liabilities	178.1	176.3
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,044,425 at September 29, 2002 and 31,859,839 at December 30, 2001	0.3	0.3
Additional paid-in capital	129.7	128.0
Retained earnings	62.7	44.5
Accumulated other comprehensive income	—	0.2

Total Stockholders’ Equity	192.7	173.0

Total Liabilities and Stockholders’ Equity	$370.8	$349.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months

	2002	2001	2002	2001

Sales	$191.8	$185.6	$563.1	$559.3
Costs and expenses
Cost of sales	143.6	141.1	424.3	435.3
Selling, general and administrative expenses	36.7	34.8	109.0	108.0
Asset impairment charge	—	—	—	7.4
Restructuring and other charges	—	—	(0.6)	8.7

	180.3	175.9	532.7	559.4

Operating profit (loss)	11.5	9.7	30.4	(0.1)
Interest and debt expense, net	—	0.4	0.5	1.5
Other income (expense)	(0.1)	0.2	0.3	2.1

Income from continuing operations before income taxes	11.4	9.5	30.2	0.5
Provision for income taxes	4.5	3.8	12.0	0.2

Income from continuing operations	6.9	5.7	18.2	0.3
Discontinued operations, net of tax	—	—	—	(0.2)

Net income	$6.9	$5.7	$18.2	$0.1

BASIC EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.22	$0.18	$0.57	$0.01
Discontinued operations	—	—	—	(0.01)

Basic earnings per common share	$0.22	$0.18	$0.57	$—

Weighted average common shares outstanding	32.0	31.7	32.0	31.6

DILUTED EARNINGS PER COMMON SHARE:
Income from continuing operations	$0.21	$0.18	$0.56	$0.01
Discontinued operations	—	—	—	(0.01)

Diluted earnings per common share	$0.21	$0.18	$0.56	$—

Weighted average diluted common shares outstanding	32.7	32.5	32.7	32.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
(Unaudited — Amounts in millions)

	Nine Months

	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net income from continuing operations	$18.2	$0.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16.3	15.2
Deferred income taxes	0.5	11.1
Non-cash asset impairment, restructuring and other charges	—	15.6
Gains on disposal of property, plant and equipment	(0.1)	—
Changes in operating assets and liabilities:
Decrease in accounts receivables	1.0	0.7
Increase in inventories	(9.1)	(10.7)
Decrease (increase) in prepaid expenses and other assets	1.2	(2.8)
Increase (decrease) in accounts payable	13.2	(13.7)
Increase in accrued liabilities	8.0	3.8
Increase (decrease) in income taxes payable, net	9.7	(22.7)
Increase in long term assets	0.9	1.3
Increase (decrease) in other long-term liabilities	4.2	(6.9)
Decrease in accrued pension obligation	(2.4)	(7.7)
Decrease in accrued postretirement benefits	(1.7)	(1.6)
Other operating, net	(0.3)	0.6

	59.6	(17.5)
Net cash flow from discontinued operations	(0.7)	(1.3)

Net cash provided (used) by operating activities	58.9	(18.8)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(10.0)	(20.8)
Proceeds from the sale investments/property, plant and equipment	—	1.0
Purchase of business and other investments	(24.0)	(2.5)
Other investing, net	0.4	(1.0)

Net cash used by investing activities	(33.6)	(23.3)

CASH FLOW FROM FINANCING ACTIVITIES
Net proceeds from (repayments of) revolving credit agreement	(30.0)	31.9
Proceeds from issuance of common stock	1.7	2.2

Net cash provided (used) by financing activities	(28.3)	34.1

Decrease in cash and cash equivalents	(3.0)	(8.0)
Cash and cash equivalents—beginning of period	11.9	14.9

Cash and cash equivalents—end of period	$8.9	$6.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 29, 2002

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of September 29, 2002, and the consolidated results of operations for the three and nine months then ended and the cash flows for the nine months then ended. The results of operations and cash flows for the period ended September 29, 2002, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141—“Business Combinations,” which changes the accounting for business combinations. This statement supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142—“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, “Intangible Assets,” but carries forward some of its provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively. Teledyne Technologies’ goodwill amortization for the third quarter and first nine months of 2001 was $0.1 million and $0.5 million, respectively. The requirements of SFAS No. 141 were effective for any business combination that is completed after June 30, 2001. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on its financial position or results of operations. Teledyne Technologies completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to goodwill at the date of adoption was required.

Had the non-amortization provisions of SFAS No. 142 been in effect for 2001, the impact on the net income and earnings per share is shown in the following table (amounts in millions, except per-share data):

	2001

	Third Quarter	Nine Months

Reported net income	$5.7	$0.1
Add back: goodwill amortization	0.1	0.5
Tax benefit	—	(0.2)

Adjusted net income	$5.8	$0.4

Basic earnings per share
Reported net income	$0.18	$—
Adjusted net income	$0.18	$0.01
Diluted earnings per share
Reported net income	$0.18	$—
Adjusted net income	$0.18	$0.01

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

2.	Business Combinations and Discontinued Operations

In November 2001, Teledyne Technologies acquired Advanced Pollution Instrumentation (API) for $25 million in cash. API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California. API’s results are included in the consolidated financial statements since the date of acquisition. On September 27, 2002, Teledyne Technologies acquired Monitor Labs Incorporated (Monitor Labs) from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. As Monitor Labs was acquired at the end of the third quarter, its results of operations will be included in the consolidated financial statements beginning with the fourth quarter 2002. Both API and Monitor Labs are components of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronic and Communications business segment. In both acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to goodwill. For the Monitor

Labs acquisition, Teledyne Technologies is currently in the process of allocating this amount ($19.5 million) between goodwill and any identifiable intangibles in accordance with SFAS No. 141.

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

3.	Restructuring, Asset Impairment and Other Charges

During the second quarter of 2001, the Company took a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The 2001 pretax charge included plans to exit, within 12 months, manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

The pretax charges also included: pretax restructuring charges for employee termination benefits; the consolidation and downsizing of manufacturing operations; non-cancelable lease expenses; and transaction costs associated with the formation of Teledyne Energy Systems, Inc. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The Company recorded pretax asset impairment charges for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A pretax charge was also recorded in cost of sales for the write off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand.

While the original charge remained at $26.4 million at both December 30, 2001 and September 29, 2002, there were some changes in income statement classification. Total charges by segment were as follows: $15.6 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.4 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. At September 29, 2002, Teledyne Technologies has a balance of approximately $0.6 million for future amounts to be spent in connection with the second quarter 2001 charge. The Company has exited the manufacturing of industrial solid state relays and certain microwave switches and filters from its Electronics and Communications segment. The following table details the components of the 2001 second quarter charge and the changes in estimate at September 29, 2002 (amounts in millions):

	Asset Impairments

	Property,			Restructuring
	Plant and					Inventory	Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge at year end 2001	$1.9	$1.8	$3.8	$5.7	$3.1	$9.8	$0.3	$26.4
Change in estimate 2nd Qtr 2002	—	—	—	0.4	(1.0)	0.6	—	—

Total charge	1.9	1.8	3.8	6.1	2.1	10.4	0.3	26.4
Assets disposed	(1.9)	(1.8)	(3.8)	—	—	(10.4)	—	(17.9)
Cash payments	—	—	—	(5.9)	(1.7)	—	(0.3)	(7.9)

Liability as of Sept. 29, 2002	$—	$—	$—	$0.2	0.4	$—	$—	0.6

4.	Comprehensive Income (Loss)

Teledyne Technologies’ comprehensive income (loss) is composed of net income (loss), foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ comprehensive income was $18.0 million for the first nine months of 2002 compared with a loss of $0.1 million for the first nine months of 2001. Teledyne Technologies’ comprehensive income was $6.8 million for the third quarter of 2002 compared with comprehensive income of $5.5 million for the third quarter of 2001.

5.	Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	Third Quarter		Nine Months

	2002	2001	2002	2001

BASIC EARNINGS PER SHARE
Income from continuing operations applicable to common stock	$6.9	$5.7	$18.2	$0.3
Discontinued operations, net of tax	—	—	—	(0.2)

Net income applicable to common stock	$6.9	$5.7	$18.2	$0.1

Weighted average common shares outstanding	32.0	31.7	32.0	31.6

BASIC EARNINGS PER COMMON SHARE
Income from continuing operations	$0.22	$0.18	$0.57	$0.01
Discontinued operations	—	—	—	(0.01)

Basic earnings per common share	$0.22	$0.18	$0.57	$—

DILUTED EARNINGS PER SHARE
Income from continuing operations applicable to common stock	$6.9	$5.7	$18.2	$0.3
Discontinued operations, net of tax	—	—	—	(0.2)

Net income applicable to common stock	$6.9	$5.7	$18.2	$0.1

Weighted average common shares outstanding	32.0	31.7	32.0	31.6
Dilutive effect of exercise of options outstanding	0.7	0.8	0.7	1.0

Weighted average diluted common shares outstanding	32.7	32.5	32.7	32.6

DILUTED EARNINGS PER COMMON SHARE
Income from continuing operations	$0.21	$0.18	$0.56	$0.01
Discontinued operations	—	—	—	(0.01)

Diluted earnings per common share	$0.21	$0.18	$0.56	$—

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $1.5 million and $4.5 million at September 29, 2002 and December 30, 2001, respectively.

7.	Inventories

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

Balance at	September 29, 2002	December 30, 2001

Raw materials and supplies	$23.1	$24.3
Work in process	66.0	52.0
Finished goods	7.9	8.8

	97.0	85.1
Progress payments	(3.6)	(1.9)
LIFO reserve	(25.5)	(27.1)

Total inventories, net	$67.9	$56.1

8.	Supplemental Balance Sheet Information

Goodwill primarily includes goodwill acquired as part of the acquisitions of API in 2001 and Monitor Labs in 2002. Accrued liabilities included salaries and wages of $30.4 million and $24.6 million at September 29, 2002 and December 30, 2001, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

9.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

At September 29, 2002, the Company’s reserves for environmental remediation obligations totaled approximately $2.9 million, of which approximately $1.2 million were included in current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Such cases are under seal and remain so until the U.S. Government decides if it will intervene and the Company therefore does not generally possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases. The Company was recently informed that the U.S. Government has declined to intervene in a lawsuit filed more than four years ago.

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

10.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Third Quarter		Nine Months

	2002	2001(a)	2002	2001(a)

Sales:
Electronics and Communications	$92.6	$95.5	$277.3	$277.4
Systems Engineering Solutions	54.8	49.0	153.2	157.0
Aerospace Engines and Components	40.7	37.5	121.6	114.7
Energy Systems	3.7	3.6	11.0	10.2

Total sales	$191.8	$185.6	$563.1	$559.3

Operating Profit (Loss):
Electronics and Communications(b)	$8.9	$6.7	$26.2	$1.0
Systems Engineering Solutions(c)	7.0	4.7	16.5	8.4
Aerospace Engines and Components(d)	(0.1)	2.1	0.7	6.7
Energy Systems(e)	(0.8)	(0.6)	(2.0)	(6.2)

Segment operating profit	15.0	12.9	41.4	9.9
Corporate expense	(3.5)	(3.2)	(11.0)	(10.0)
Interest and debt expense, net	—	(0.4)	(0.5)	(1.5)
Other income (expense)	(0.1)	0.2	0.3	2.1

Income from continuing operations before income taxes	11.4	9.5	30.2	0.5
Provision for income taxes	4.5	3.8	12.0	0.2

Income from continuing operations	6.9	5.7	18.2	0.3
Discontinued operations, net of tax	—	—	—	(0.2)

Net income	$6.9	$5.7	$18.2	$0.1

(a)	Previously reported 2001 results were recast to reflect a realignment of the Company’s business units, which included a change in the business units reporting structure.

(b)	The first nine months of 2001 results include second quarter pretax charges of $15.6 million for asset impairments and restructuring and other charges.

(c)	The first nine months of 2001 results include second quarter pretax charges of $4.4 million for asset impairments and restructuring and other charges.

(d)	The first nine months of 2001 results include second quarter pretax charges of $0.3 million for employee termination costs.

(e)	The first nine months of 2001 results include second quarter pretax charges of $5.6 million for asset impairments and restructuring and other charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ third quarter 2002 sales were $191.8 million, compared with sales of $185.6 million for the same period in 2001. Net income for the third quarter of 2002 was $6.9 million ($0.21 per diluted share), compared with a net income of $5.7 million ($0.18 per diluted share) for the third quarter of 2001. Sales for the first nine months of 2002 were $563.1 million, compared with sales of $559.3 million for the same period in 2001. Net income for the first nine months of 2002 was $18.2 million ($0.56 per diluted share), compared with a net income of $0.1 million (less than $0.01 per diluted share) for the first nine months of 2001.

The 2001 results included a second quarter pretax charge of $26.4 million for asset impairment, restructuring and other charges. Excluding these charges, net income was $16.0 million ($0.49 per diluted share) for the first nine months of 2001.

The third quarter of 2002, compared with the same period in 2001, reflected higher sales in each operating segment except for the Electronics and Communications segment. The first nine months of 2002, compared with the same period in 2001, reflected higher sales in the Aerospace Engines and Components and the Energy Systems segment, flat sales in the Electronics and Communications segment and lower sales in the Systems Engineering Solutions segment.

The increase in earnings for the third quarter of 2002, compared with the same period of 2001, reflected improved results in the Electronics and Communications segment and the Systems Engineering Solutions segment, partially offset by lower results in the Aerospace Engines and Components segment and Energy Systems segment. The increase in earnings for the first nine months of 2002, compared with the same periods of 2001, reflected improved results in each business segment except for the Aerospace Engines and Components segment. Net pension income was $1.7 million and $7.2 million for the first nine months of 2002 and 2001, respectively, and was $0.5 million and $2.3 million for the third quarter of 2002 and 2001, respectively. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $16.9 million and $14.6 million for the third quarter of 2002 and 2001, respectively. Excluding the second quarter 2001 charges, EBITDA were $47.0 million and $43.3 million for the nine months of 2002 and 2001, respectively.

Cost of sales as a percentage of sales for the first nine months of 2002 was lower, compared with the same period in 2001 due to the inventory write-off discussed below in the second quarter of 2001 and also reflected lower expenses associated with optoelectronic and broadband growth initiatives partially offset by mix and volume differences in 2002 and lower pension income. Cost of sales as a percentage of sales for the third quarter of 2002 was lower, compared with the same period in 2001 which reflected lower expenses associated with optoelectronic and broadband growth initiatives partially offset by lower pension income. Expenses related to the optoelectronic and broadband growth initiatives were lower by $10.8 million and $1.5 million for the first nine months and third quarter of 2002, respectively, compared with the same periods in 2001. Selling, general and administrative expenses for the first nine months and third quarter of 2002 as a percentage of sales were relatively flat compared with the same periods in 2001. Selling, general and administrative expenses for the first nine months and third quarter of 2002, in total dollars, increased in line with sales and included higher aircraft product liability reserves which were partially offset by the benefits of the restructuring programs initiated in 2001. In the first nine months of 2001, other income reflects a gain of $1.7 million related to the second quarter sale of the Company’s share of an optical components company. The Company’s effective tax rate for the first nine months and third quarter of both 2002 and 2001 was 39.7%.

During the second quarter of 2001, the Company took a pretax charge of $26.4 million for asset impairment ($7.4 million), restructuring and other charges ($8.7 million), inventory write-down ($10.0 million) and a pretax charge for discontinued operations ($0.3 million). The 2001 pretax charge included plans to exit, within 12 months, manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne

Technologies also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

The pretax charges also included: pretax restructuring charges for employee termination benefits; the consolidation and downsizing of manufacturing operations; non-cancelable lease expenses; and transaction costs associated with the formation of Teledyne Energy Systems, Inc. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The Company recorded pretax asset impairment charges for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A pretax charge was also recorded in cost of sales for the write off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand.

While the original charge remained at $26.4 million at both December 30, 2001 and September 29, 2002, there were some changes in income statement classification as noted in the following table. Total charges by segment were as follows: $15.6 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.4 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The Company also recorded a $0.2 million restructuring charge for its corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. At September 29, 2002, Teledyne Technologies has a balance of approximately $0.6 million for future amounts to be spent in connection with the second quarter 2001 charge. The Company has exited the manufacturing of industrial solid state relays and certain microwave switches and filters from its Electronics and Communications segment. The following table details the components of the 2001 second quarter charge and the changes in estimate at September 29, 2002 (amounts in millions):

	Asset Impairments

	Property,			Restructuring
	Plant and					Inventory	Discontinued
	Equipment	Goodwill	Other	Terminations	Other	Write-down	Operations	Total

Second quarter 2001 charge at year end 2001	$1.9	$1.8	$3.8	$5.7	$3.1	$9.8	$0.3	$26.4
Change in estimate 2nd Qtr 2002	—	—	—	0.4	(1.0)	0.6	—	—

Total charge	1.9	1.8	3.8	6.1	2.1	10.4	0.3	26.4
Assets disposed	(1.9)	(1.8)	(3.8)	—	—	(10.4)	—	(17.9)
Cash payments	—	—	—	(5.9)	(1.7)	—	(0.3)	(7.9)

Liability as of Sept. 29, 2002	$—	$—	$—	$0.2	$0.4	$—	$—	$0.6

Review of Operations:

The following table sets forth the sales and operating profit (loss) for each segment (amounts in millions):

	Third Quarter		Nine Months

	2002	2001(a)	2002	2001(a)

Sales:
Electronics and Communications	$92.6	$95.5	$277.3	$277.4
Systems Engineering Solutions	54.8	49.0	153.2	157.0
Aerospace Engines and Components	40.7	37.5	121.6	114.7
Energy Systems	3.7	3.6	11.0	10.2

Total sales	$191.8	$185.6	$563.1	$559.3

Operating Profit (loss):
Electronics and Communications(b)	$8.9	$6.7	$26.2	$1.0
Systems Engineering Solutions(c)	7.0	4.7	16.5	8.4
Aerospace Engines and Components(d)	(0.1)	2.1	0.7	6.7
Energy Systems(e)	(0.8)	(0.6)	(2.0)	(6.2)

Total segment operating profit	$15.0	$12.9	$41.4	$9.9

(a)	Previously reported 2001 results were recast to reflect a realignment of the Company’s business units, which included a change in the business units reporting structure.

(b)	The first nine months of 2001 results include second quarter pretax charges of $15.6 million for asset impairments and restructuring and other charges.

(c)	The first nine months of 2001 results include second quarter pretax charges of $4.4 million for asset impairments and restructuring and other charges.

(d)	The first nine months of 2001 results include second quarter pretax charges of $0.3 million for employee termination costs.

(e)	The first nine months of 2001 results include second quarter pretax charges of $5.6 million for asset impairments and restructuring and other charges.

Electronics and Communications

The Electronics and Communications segment’s third quarter 2002 sales were $92.6 million, compared with third quarter 2001 sales of $95.5 million. Third quarter 2002 operating profit was $8.9 million, compared with operating profit of $6.7 million in the third quarter of 2001. Sales for the first nine months of 2002 were $277.3 million, compared with $277.4 million for the same period of 2001. The first nine months of 2002 operating profit was $26.2 million, compared with operating profit of $1.0 million for the same period in 2002. The 2001 results included a second quarter pretax charge of $15.6 million related to asset impairments, restructuring and other charges. Excluding this charge, operating profit for the first nine months of 2001 would have been $16.6 million.

The third quarter and first nine months of 2002 sales, compared with the same periods of 2001, primarily reflected revenue growth in electronic manufacturing services and electronic instruments. The revenue growth in electronic manufacturing services was primarily driven by increased sales from the medical markets. The revenue growth in electronic instruments resulted from the acquisition of Advanced Pollution Instrumentation in the fourth quarter of 2001. The first nine months of 2002, compared with the same period in 2001, reflected higher sales of geophysical sensors for the petroleum exploration market. The third quarter and first nine months of 2002 were negatively impacted by reduced sales of relays used in semiconductor test equipment and communications applications, as well as weakness in the commercial aviation market. The improvement in operating profit, reflected a reduced workforce and decreased administrative expenses, as well as lower expenses in the Company’s optoelectronic and broadband growth initiatives. The third quarter and first nine months of 2002 were negatively impacted by lower non-cash pension income of $1.3 million and $3.8 million, respectively, compared with the same periods in 2001. The 2001 first nine months results included second quarter pretax charges of $15.6 million related to the following actions: $6.2 million of restructuring costs; $3.7 million of asset impairment charges; and $5.7 million to write off inventory for products to be discontinued and excess inventory.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s third quarter 2002 sales were $54.8 million, compared with third quarter 2001 sales of $49.0 million. Third quarter 2002 operating profit was $7.0 million, compared with operating profit of $4.7 million in the third quarter of 2001. Sales for the first nine months of 2002 were $153.2 million, compared with $157.0 million for the same period of 2001. The first nine months of 2002 operating profit was $16.5 million, compared with operating profit of $8.4 million for the same period in 2001. The 2001 results included a second quarter pretax charge of $4.4 million related to asset impairments, restructuring and other charges. Excluding this charge, operating profit for the first nine months of 2001 would have been $12.8 million.

The third quarter and first nine months of 2002 sales, compared with the same periods of 2001, reflected growth in core defense programs and reduced work for environmental programs. The improvement in operating profit, primarily reflected the recognition of government award fees based on collective performance achievements as well as lower general and administrative expenses. The third quarter and first nine months of 2002 were negatively impacted by lower non-cash pension income of $0.1 million and $0.5 million, respectively, compared with the same periods in 2001. The 2001 results included second quarter pretax charges of $4.4 million related to the following actions: $0.5 million of restructuring costs; $3.7 million of asset impairment charges; and $0.2 million to write off inventory for products to be discontinued and excess inventory.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s third quarter 2002 sales were $40.7 million, compared with 2001 third quarter sales of $37.5 million. The third quarter 2002 operating loss was $0.1 million, compared operating profit of $2.1 million in the third quarter of 2001. Sales for the first nine months of 2002 were $121.6 million, compared with $114.7 million for the same period of 2001. Operating profit for the first nine months of 2002 was $0.7 million, compared with $6.7 million for the same period of 2001. The 2001 results included a second quarter pretax charge of $0.3 million related to a pretax restructuring charge for employee termination costs. Excluding this charge, operating profit for the first nine months of 2001 would have been $7.0 million.

The third quarter and first nine months of 2002 sales, compared with the same periods of 2001, reflected revenue growth in OEM piston engines and spares, as well as revenue growth in the turbine engine business. Operating profit for the third quarter and first nine months of 2002 in the piston engine business was negatively impacted by net charges totaling $3.3 million and $7.2 million, respectively, related to higher aircraft product liability reserves and increased insurance premiums. The nine month 2002 results, compared to the same period in 2001 included crankshaft litigation costs (net of settlement awards). Sales in the turbine engine business in both 2002 periods reflected higher revenues of spare parts for Air Force training aircraft. In addition, segment operating profit for the third quarter and first nine months of 2002 was negatively impacted by lower non-cash pension income of $0.4 million and $1.0 million, respectively, compared with the same periods in 2001.

Teledyne Energy Systems

The Energy Systems segment’s third quarter 2002 sales were $3.7 million, compared with third quarter 2001 sales of $3.6 million. The third quarter 2002 operating loss was $0.8 million, compared with an operating loss of $0.6 million in the third quarter of 2001. Sales for the first nine months of 2002 were $11.0 million, compared with $10.2 million for the same period of 2001. The first nine months of 2002 operating loss was $2.0 million, compared with an operating loss of $6.2 million for the same period in 2001. The 2001 results included a second quarter pretax charge of $5.6 million related to asset impairments, restructuring and other charges. Excluding this charge the operating loss for the first nine months of 2001 would have been $0.6 million.

Third quarter and first nine months 2002 sales, compared with the same periods of 2001, reflected growth in government program sales. The third quarter and first nine months of 2002 operating loss reflected additional research and development expenses for fuel cell programs and higher general and administrative expenses. The third quarter 2002 results also reflected greater than anticipated costs on certain hydrogen generators. The 2001 results included second quarter pretax charges of $5.6 million related to the following actions: $1.0 million of restructuring costs; $0.1 million of asset impairment charges; and $4.5 million to write off inventory for products to be discontinued and excess inventory.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities from continuing operations was $59.6 million for the first nine months of 2002, compared with net cash used from continuing operations of $17.5 million for the same period of 2001. The increase in cash flow in 2002, compared with 2001, reflected the receipt of a federal income tax refund of $5.7 million in April 2002, compared with income tax payments in 2001 for the final required tax payment for the twelve months of 2000. In addition, 2002 reflected an increase in accounts payable, compared with a decrease in accounts payable in 2001. The net cash used by discontinued operations in 2002 and 2001 primarily reflected purchase price adjustment payments.

Working capital decreased to $90.2 million at September 29, 2002, compared with $115.3 million at the end of 2001. The decrease in working capital was primarily due to higher accounts payable, payroll and accrued liability balances, partially offset by higher inventory balances. Some of the Company’s customers have been undergoing bankruptcies, none of which currently are expected to have a material adverse effect on the Company.

Teledyne Technologies’ net cash used by investing activities from continuing operations was $33.6 million and $23.3 million for the first nine months of 2002 and 2001, respectively. The 2002 amount includes the acquisition of Monitor Labs Incorporated (Monitor Labs) for $24.0 million and capital expenditures of $10.0 million. The 2001 amount was primarily for capital expenditures. Capital expenditures were $20.8 million for the first nine months of 2001. For the first nine months of 2001, capital spending included $7.4 million of expenditures committed in 2000. In 2001, Teledyne Technologies invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications. On September 27, 2002, Teledyne Technologies, acquired Monitor Labs from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement, and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. As Monitor Labs was acquired at the end of the third quarter, its results of operations will be included in the consolidated financial statements beginning with the fourth quarter 2002. At September 29, 2002, the excess of the purchase price not allocated to specific assets has been recorded as goodwill on the balance sheet. Teledyne Technologies is currently in the process of allocating this amount ($19.5 million) between goodwill and any identifiable intangibles in accordance with SFAS No. 141.

In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida-based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. This transaction was recorded as a transfer of net assets between entities under common control in accordance with SFAS No. 141.

Financing activities used net cash of $28.3 million in the first nine months of 2002, compared with cash provided of $34.1 million for the same period of 2001. The 2002 amount primarily reflected net repayments of long-term debt. The 2001 amount primarily reflected net borrowings of long-term debt. Both periods include proceeds from the exercise of stock options.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2002. Teledyne Technologies currently expects capital expenditures to be in the range of approximately $16 million to $18 million in 2002.

A $200.0 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At September 29, 2002, Teledyne Technologies had no amounts outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $200.0 million at September 29, 2002, compared with $170.0 million at year end 2001. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income ($15.7 million as of September 29, 2002) after the effective date of the credit agreement.

Critical Accounting Policies

In Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (2001 Form 10-K), the Company identified five critical accounting policies that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. The critical accounting policies include: revenue recognition, impairment of long-lived assets, income taxes, inventories and related allowance for obsolete and excess inventory, and aircraft product liability reserves. For additional discussion of the application of these and other accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of Notes to Consolidated Financial Statements in the 2001 Form 10-K.

We continue to monitor our accounting for aircraft product liability reserves, and due to a litigious environment, have increased our reserves in accordance with current experience.

Teledyne Technologies has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with Statement of Financial Accounting Standards (SFAS) No. 87—“Employers’ Accounting for Pensions”, which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income (expense) in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 9 percent. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income (expense) for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Given today’s volatile and declining market, SFAS No. 87— “Employers’ Accounting for Pensions” is having a greater impact on the Company. If the performance of the equity markets does not improve relative to September 29, 2002, the Company may record a non-cash charge to stockholders’ equity of approximately $30 million as further discussed on the Outlook section of this Form 10-Q. See also Note 13 to the Consolidated Financial Statements in the 2001 Form 10-K for the Company’s pension plan disclosures.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141—“Business Combinations,” which changes the accounting for business combinations. This statement supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142—“Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, “Intangible Assets,” but carries forward some of its provisions. In accordance with the provisions of SFAS No. 142, goodwill will no longer be amortized, but must be reviewed for impairment. Teledyne Technologies’ goodwill amortization for fiscal years 2001, 2000 and 1999 was $0.6 million, $0.8 million and $0.7 million, respectively. Teledyne Technologies’ goodwill amortization for the third quarter and first nine months of 2001 was $0.1 million and $0.5 million, respectively. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after September 29, 2001.

Teledyne Technologies’ adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on its financial position or results of operations. Teledyne Technologies completed the initial step of the goodwill impairment test required by SFAS No. 142 and concluded that no adjustment to goodwill at the date of adoption was required. Had the non-amortization provisions of SFAS No. 142 been in effect in 2001, the impact on the net income and earnings per share is shown in the following table (amounts in millions, except per-share data):

	2001

	Third Quarter	Nine Months

Reported net income	$5.7	$0.1
Add back: goodwill amortization	0.1	0.5
Tax benefit	—	(0.2)

Adjusted net income	$5.8	$0.4

Basic earnings per share
Reported net income	$0.18	$—
Adjusted net income	$0.18	$0.01
Diluted earnings per share
Reported net income	$0.18	$—
Adjusted net income	$0.18	$0.01

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

Outlook

Teledyne Technologies maintains a balanced portfolio of approximately 45% government and 55% commercial businesses. In its government and defense businesses as a whole, the Company expects modest revenue growth in 2002 compared to 2001, primarily driven by demand for defense electronics products and systems engineering services. Given the current state of the commercial aviation market, Teledyne expects sales of avionics equipment to decline in 2002 compared to 2001. However, the Company expects revenue growth in its commercial instrumentation businesses to offset the sales decline in avionics.

Orders and sales for several of the Company’s short cycle electronics product lines, which include relays sold to the semiconductor and communications markets, were flat in the third quarter of 2002 compared to the second quarter of 2002. Teledyne Technologies currently expects orders and revenues in these businesses to be flat in the fourth quarter of 2002, compared with the third quarter of 2002.

Given the current state of the economy, rising insurance premiums, the increasingly litigious product liability claims environment, and the Company’s dependence on aftermarket aviation sales, the Company expects 2002 operating profit for the Aerospace Engines and Components segment to decrease significantly relative to 2001, despite an increase in revenues. The Company continues to explore strategic alternatives for the product lines in this segment, including a possible divestiture of one or more product lines.

Full year 2001 earnings included $9.5 million or $0.18 per share in non-cash pension income. The Company currently expects approximately $2.3 million or $0.04 per share of non-cash pension income in 2002. The reduction in non-cash pension income reflected the completion of income associated with SFAS No. 87 transition asset amortization, as well as the decline in the value of the Company’s pension assets during 2000 and 2001.

Based on its current outlook, the Company estimates that fourth quarter and full year 2002 earnings per share will be in the range of approximately $0.20 to $0.22 and $0.76 to $0.78, respectively, including approximately $0.04 per share of non-cash pension income for the full year 2002. Full year 2001 earnings per share from continuing operations of $0.69 (excluding asset impairment, restructuring and other charges) would have been $0.51 per share, excluding $0.18 per share in non-cash pension income.

Given the continued decline in the value of the Company’s pension assets during 2002 and an anticipated reduction in the expected rate of return and discount rate assumptions for the Company’s defined benefit plan, non-cash pension expense in 2003 is projected to be approximately $8.0 million, compared with non-cash pension income of $2.3 million in 2002. By December 29, 2002, the Company will likely lower its assumed expected rate of return from 9.0% to 8.5% and its assumed discount rate from 7.5% to 7.0%. Currently, Teledyne Technologies does not anticipate making a cash contribution to the pension plan until 2004. Under one of its spin-off agreements, the earliest the Company will be able to bill pension costs to the U. S. Government under its various government contracts will be November 29, 2004.

SFAS No. 87 requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation (ABO) at the end of the year. If this condition exists as of December 29, 2002, the Company would record a non-cash charge to stockholders’ equity equal to the value of the prepaid pension asset currently recognized on the balance sheet and the required minimum pension liability, both net of deferred taxes. The effect of such a non-cash charge would be a reduction in stockholders’ equity and would not affect earnings. If the performance of the equity markets does not improve relative to September 29, 2002, the Company may record such a non-cash charge to stockholders’ equity of approximately $30 million.

Although earnings visibility into 2003 is limited, the Company’s management estimates that full year 2003 earnings per share will be in the range of approximately $0.60 to $0.70, including approximately $0.15 per share of non-cash pension expense. Excluding pension expense, management believes that 2003 earnings per share will be in the range of approximately $0.75 to $0.85. The Company’s 2003 outlook reflects anticipated growth in the Company’s defense electronics and instrumentation businesses, and no recovery in the Company’s short cycle electronics and commercial aviation markets. In addition, in its government engineering services businesses, there can be no assurance that recent government award and incentive fees based on collective performance achievements will continue in 2003.

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2003 Full Year Outlook		2002 Full Year Outlook		2001 Results

	Low	High	Low	High	Actual

Earnings per share (excluding net pension income (expense) and asset impairment, restructuring and other charges)	$0.75	$0.85	$0.72	$0.74	$0.51
Net pension income (expense)	(0.15)	(0.15)	0.04	0.04	0.18

Earnings per share (excluding asset impairment, restructuring and other charges)	0.60	0.70	0.76	0.78	0.69
Asset impairment, restructuring and other charges	—	—	—	—	(0.48)

Earnings per share	$0.60	$0.70	$0.76	$0.78	$0.21

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to orders, sales, operating profit, earnings per share, cost-savings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, receipt of (or failure to receive) government award fees based on collective performance achievements of multiple contractors, the terms of the Company’s renewal of its aircraft product liability insurance policy and economic and political conditions, could change the anticipated results.

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the recent acquisition of Monitor Labs Incorporated, involve various inherent risks, such as, among others, the Company’s ability to integrate acquired businesses and to achieve identified financial and operating synergies. Also, the Company may not be able to sell or exit timely or on acceptable terms its remaining non-core or under-performing product lines, particularly given the current economic environment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2001 Annual Report on Form 10-K. At September 29, 2002, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it, files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within 90 days prior to the filing of this report, the Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

Subsequent to that evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

The methods and processes utilized to evaluate and certify the Company’s financial and other information in this filing include, but are not limited to, the following:

1.	Ongoing, periodic evaluation by our Internal Audit Department (the senior audit executive reports directly and separately to the Chair of the Audit Committee and the Chief Executive Officer);

2.	A process which requires the key business general managers and their respective controllers to confirm their respective business units’ quarterly financial statements and internal controls prior to final certification by our Chief Executive Officer and Chief Financial Officer;

3.	A disclosure committee, described below; and

4.	The audit and review activities of our independent auditors.

In September 2002, the Company formally constituted the Sarbanes-Oxley Disclosure Committee. Initial members include:

Robert J. Naglieri, Senior Vice President and Chief Financial Officer
John T. Kuelbs, Senior Vice President, General Counsel and Secretary
Dale A. Schnittjer, Vice President and Controller
Ivars R. Blukis, Chief Business Risk Assurance Officer (Internal Audit)
Robyn E. Choi, Vice President of Administration and Assistant Secretary
Melanie S. Cibik, Vice President, Associate General Counsel and Assistant Secretary
Shelley D. Green, Treasurer
Brian A. Levan, Assistant Controller
Jason VanWees, Director of Corporate Development and Investor Relations

Among its tasks, the Sarbanes-Oxley Disclosure Committee will vet disclosure issues to help the Company fulfill its disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Corporate Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company’s management.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	906 Certification — Robert Mehrabian

Exhibit 99.2	906 Certification — Robert J. Naglieri

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended September 29, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: November 12, 2002	By:	/s/ Robert J. Naglieri

Robert J. Naglieri, Senior Vice President and Chief Financial Officer

CERTIFICATION

I, Robert Mehrabian, Chairman, President and Chief Executive Officer of Teledyne Technologies Incorporated (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 29, 2002 of Teledyne Technologies Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert Mehrabian

Robert Mehrabian
Chairman, President and Chief Executive Officer

CERTIFICATION

I, Robert J. Naglieri, Senior Vice President and Chief Financial Officer of Teledyne Technologies Incorporated (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarterly period ended September 29, 2002 of Teledyne Technologies Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert J. Naglieri

Robert J. Naglieri
Senior Vice President and Chief Financial Officer