Form 10-K
period 2002-12-29
TELEDYNE TECHNOLOGIES INC
filed 2003-03-05
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

     At February 28, 2003, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $396.1 million, based on the closing price of $12.75 per share as reported on the New York Stock Exchange on that date. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐

     The aggregate market value of the registrant’s Common Stock held by non-affiliates (as defined above) was $644.6 million, based on the closing price of a share of Common Stock on June 28, 2002, which is the last business day of the registrants most recently completed fiscal second quarter.

     At February 28, 2003, there were 32,175,575 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the registrant’s proxy statement for its 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (a) and (b) of Item 306 of Regulations S-K and by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by paragraph (c) of Item 306 and Instruction (9) to Item 402 of Regulation S-K.

INDEX

		Page
		Number

PART I
Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	46
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47
PART III
Item 10.	Directors and Executive Officers of the Registrant	47
Item 11.	Executive Compensation	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions	47
PART IV
Item 14.	Controls and Procedures	47
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	48
INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION		49
SIGNATURES
CERTIFICATIONS
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

      Total sales in 2002 were $772.7 million, compared with $744.3 million and $795.1 million in 2001 and 2000, respectively. Our aggregate segment operating profits were $57.3 million, $24.2 million and $72.4 million in 2002, 2001 and 2000, respectively. Approximately 54% of our total sales in 2002 was to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 41% of these U.S. Government sales was attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 16% of total sales in 2002.

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

      In November 2001, we acquired Advanced Pollution Instrumentation, Inc., a designer and manufacturer of advanced air quality monitoring instruments based in San Diego, California, for $25 million. In September 2002, we acquired Monitor Labs Incorporated for $24 million. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Both acquired companies are part of the instruments group under the Electronics and Communications segment. Their results are included in our consolidated financial statements since their respective dates of acquisition.

      Our four business segments and their respective contributions to our total sales in 2002, 2001 and 2000 are summarized in the following table:

	Percentage of Sales

Segment	2002	2001	2000

Electronics and Communications	50%	50%	47%
Systems Engineering Solutions	27%	27%	27%
Aerospace Engines and Components	21%	21%	25%
Energy Systems	2%	2%	1%

	100%	100%	100%

      Teledyne Technologies was organized as a Delaware corporation on August 23, 1999. Teledyne Technologies is comprised of certain businesses of the former Aerospace and Electronics segment of Allegheny Technologies Incorporated. On November 29, 1999, we spun off from ATI after a strategic review concluded that our businesses would be able to grow faster and that we would be a stronger competitor as a separate company. Our origin can be traced to Teledyne, Inc., founded in 1960 by Dr. Henry Singleton.

      Our principal executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021. Our telephone number is (310) 893-1600.

Available Information

      Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Our website address is www.teledyne.com. You will be responsible for any costs normally associated with electronic access, such as usage and telephone charges. You will also be responsible for any costs associated with the printing of such materials off the Internet. Alternatively, if you would like a paper copy of any such report (without exhibits), please write to John T. Kuelbs, Senior Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 12333 West Olympic Blvd., Los Angeles, California 90064, and a copy of such requested report will be provided to you, free of charge.

Strategy

      Our strategy is to primarily focus on our electronics, instruments and government systems engineering businesses. We continually evaluate our product lines to ensure that they are aligned with our strategy. We also continue to explore strategic alternatives for our Aerospace and Engines Components segment, including possible divestiture of one or more product lines. These actions help us to direct capital and management focus to opportunities that best utilize our engineering resources and technical expertise.

      Specific elements of our strategy include:

      Leverage Niche Market Leadership. We have developed strong, proprietary technical capabilities that have enabled us to achieve leading market positions in many of our niche markets, including those for trace gas analyzers, data acquisition avionics, high frequency electromechanical relays, traveling wave tubes, medical microelectronics, unique government systems engineering and testing services, piston engines for general aviation and small military turbine engines. We intend to continue to leverage our leadership position by accelerating the introduction of new products in our core niche markets, expanding into related markets and increasing our value-added service offerings. For example, our military microelectronic modules are used for optical communications on the F-22 Raptor aircraft and we have been selected to provide similar products for the new Joint Strike Fighter aircraft. In addition, we have expanded our commercial avionics business into new military markets. We were recently awarded a contract for our Communications Management Unit software for use on the U.S. Air Force’s C-130 Avionics Modernization Program, as well as for potential new Boeing 767 Tanker Transport aircraft. Within our Systems Engineering Solutions segment, we enhanced our position in a number of our long-term government programs in 2002, while also expanding into new markets. For example, in 2002, we entered our 41st year of uninterrupted service to the nation’s space and missile defense agencies, while increasing our customer base with new contract awards from the U.S. Air Force, the Federal Aviation Administration and the U.S. Coast Guard.

      Enhance Manufacturing Efficiency. We intend to continue to enhance our manufacturing capability to both reduce the cost of our products and enable us to react quickly to changes in market demand. We have further expanded our manufacturing operations in Mexico to reduce the cost of our products and to expand our capabilities in contract manufacturing of sophisticated electronic modules that are typically produced in low to moderate volumes. We improved our lean work cells in several Electronics and Communications product lines, such as military and medical microelectronics and electromechanical relays, and significantly streamlined our manufacturing and assembly of sophisticated military electronics equipment in our Lewisburg, Tennessee facility. In 2002, all business units within our Electronics and Communications segment began collaborating on additional operational excellence initiatives to decrease our total cost of quality while maintaining the reliability standards for which our products are recognized. In addition, due to several years of increased sales, we plan to upgrade our manufacturing capacity at our military traveling wave tube manufacturing facility by adding new test equipment and implementing enhanced manufacturing techniques in order to improve manufacturing cycle times.

      Acquire Complementary Businesses. We intend to grow in market segments where we have a strong competitive position, both by developing new products and services and by acquiring highly complementary businesses. We are focused on acquiring companies or product lines that might add new products to existing markets, expand sales into related growth markets, increase service revenues or enhance manufacturing or distribution capabilities. Our goal is to leverage both operational and market synergies so that acquisitions result in improvements in earnings. For example, during the third quarter of 2002 we acquired Monitor Labs Incorporated, a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants. The acquisition of Monitor Labs Incorporated, coupled with our earlier 2001 acquisition of Advanced Pollution Instrumentation, Inc., greatly expanded our presence in the air quality monitoring segment of the environmental instrumentation market.

Our Business Segments

     Electronics and Communications

      Our Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets.

          Instrumentation Products

      During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our Systems Engineering Solutions segment, to focus on monitoring and process control instrumentation. In the fourth quarter of 2001, we acquired Advanced Pollution Instrumentation, Inc., a manufacturer of a broad line of instruments for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone. In September 2002, we acquired Monitor Labs Incorporated, a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants.

      Gas Analysis. Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers and now offers a broad range of products with various sensitivities for petrochemical, semiconductor manufacturing and other industrial applications. We also manufacture analyzers for a variety of other gases for such market applications and, with the additions of Teledyne Advanced Pollution Instrumentation, Inc., and Teledyne Monitor Labs, Inc., offer a wider range of products for environmental monitoring.

      Vacuum and Flow Measurement. Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in such varied applications as semiconductor manufacturing, refrigeration, metallurgy and food processing.

      Geophysical Instruments. We manufacture geophysical streamer cables, hydrophones and specialty products used in offshore drilling applications to locate oil reserves beneath the ocean floor. We have been adapting this technology for the military market, where these products can be used to detect submarines and torpedoes.

      Test Services. We manufacture torque sensors and provide technical services for such critical applications as monitoring valves in nuclear power plants.

          Data Acquisition and Communication Products

      Our aircraft information management solutions are designed to increase the safety and efficiency of airline transportation. With over 200 commercial airline customers, Teledyne Controls is a leading supplier of digital flight data acquisition systems for the commercial airline industry. These systems acquire data for use by the aircraft’s flight data recorder, and record additional data for the airline’s operation, such as performance and engine condition monitoring. We have provided these systems to our airline customers for over one-half of Boeing aircraft currently in production. We have been increasingly providing our systems to Airbus aircraft, including the single-aisle A319/320/321 and long-range A340/500-600. With many U.S. commercial airlines experiencing significant losses, including bankruptcy, we have increased our focus on providing our systems to non-U.S. airlines, such as Ryan Air in Europe.

      Our newest digital flight data acquisition units have some of the most advanced features in the industry. These systems conform to the required expansion of data recording capabilities, which were mandated by the FAA in 1997. At that time, the FAA increased the number of mandatory parameters to be monitored from the 17 then required to 88 by 2002.

      Our Wireless GroundLinkTM product, used on Boeing 737 series and other aircraft, automates the transfer of in-flight data recorded by our data acquisition systems to an airline’s operations center. As soon as an aircraft lands, recorded flight data is transmitted to the airline’s operations center over the cellular telephone network and through the Internet. Our Flight Data Replay and Analysis System can process the data into useful formats that can be used by the airline to schedule maintenance services and implement proper crew training and safety procedures.

      The market for data acquisition systems has been extended to business and commuter aircraft as these aircraft have begun to mirror air transport aircraft in terms of data gathering and aircraft monitoring. We have obtained FAA certification for our mini flight data acquisition unit on multiple platforms. We are also one of the largest suppliers of air-to-ground telephony and data transmission products to the business and commuter aircraft market. Our SmartCabin OfficeTM system employs satellite links to provide integrated voice and high-speed data communications for business aircraft passengers.

      Although our data acquisition, recording and communications products are primarily used on commercial aircraft, we have been pursuing military applications. The U. S. Air Force selected our Optical Quick Access Recorder for use on its C-17 Globemaster III military transport aircraft. Teledyne Controls was also awarded a subcontract under a U. S. Air Force program to embed its communications software into aircraft flight management systems for the C-130 Transport and B-767 Tanker aircraft.

          Electronic Components

      Traveling Wave Tubes. Our helix traveling wave tubes are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. Our traveling wave tubes have enabled the U. S. Army to modularize the transmitters used in the Firefinder and Sentinel battlefield radars to improve performance and reliability. Commercial applications include electromagnetic compatibility test equipment and satellite communication terminals for mobile newsgathering. Teledyne Technologies was the first company to offer multi-band tubes that permit a satellite communication earth station to quickly switch from one satellite system to another without the need for transmitter replacement.

      Microwave Amplifiers and Subsystems. We supply solid-state microwave power amplifiers used in satellite uplink terminals for corporate networking and to provide two-way Internet access via satellite for both consumer and commercial customers. Our line of integrated transceiver modules provides point-to-point connectivity in cellular telephone infrastructure. We have introduced transceivers covering new frequency bands to broaden our market opportunities.

      Relays. Teledyne Relays supplies electromechanical relays, solid-state power relays and other switching devices to industrial, commercial, aerospace and military markets. Applications include microwave and wireless communication infrastructure, RF and general broad band test equipment, test equipment used in semiconductor manufacturing, general purpose military applications, satellite and aircraft, and industrial and commercial machinery and control equipment.

      Connectors. We manufacture custom surface mount connectors for applications in computer disk drives and consumer medical electronic devices. Teledyne Interconnect Devices now manufactures a high-density microprocessor connector for high-end workstations and network servers.

      Rigid-Flex Printed Circuit Boards. Our patented rigid-flex printed circuit boards permit our customers to assemble reliable high-density electronic modules that are used in a variety of military and commercial aerospace applications. Our new VME-FlexTM products have been designed into two major defense programs.

      Sequencers. Teledyne Electronic Safety Products continues to provide microprocessor controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/A-18 E-F and F/A-22. A newer generation sequencer is under development for the F-35 Joint Strike Fighter aircraft.

          Advanced Manufacturing Services

      Electronics Equipment and Printed Circuit Card Assembly. We serve the market for high-mix, low-volume manufacturing of electronic products principally through facilities in Tennessee and Mexico. The products we manufacture include sophisticated military electronics equipment. We also manufacture, principally for one customer, key subsystems in medical equipment such as magnetic resonance imaging (MRI) and x-ray systems.

      Microelectronic Modules. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military, implantable medical device and wireless communication products. Our microelectronic modules are used for optical communications on the F-22 Raptor aircraft and we have been selected to provide similar products for the new Joint Strike Fighter aircraft. Examples of applications in the medical field include cardiac pacemakers, defibrillators and cochlear implant hearing aids.

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

          Defense

      Teledyne Brown Engineering is a well-recognized full-service missile defense contractor with over 40 years’ experience in missile defense systems integration. Our diverse customer base in this field includes the U.S. Army Aviation and Missile Command (“AMCOM”), the U.S. Army’s Space and Missile Defense Command (“SMDC”), the Missile Defense Agency (“MDA”) and major prime defense contractors.

      Our Technologies Group plays significant roles in diverse national missile defense areas, which range from targets and countermeasures, systems engineering, modeling and simulation, to test and evaluation, as well as other related areas.

      Our engineering and technological services include systems design, development, integration and testing, with specialization in real-time distributed systems. Our expertise is evidenced by wide customer usage of our capabilities in systems such as our Missile Defense System Exerciser and our ground-based missile defense products. Our Systems Exerciser is a simulation tool used to verify the inter-operational compatibility of geographically separated, complex defense systems. The System Exerciser “drives” actual weapon systems with a simulated environment including threats, weather and terrain, creating a robust virtual world in which real systems can operate and interact. In 2002, the U.S. Navy selected our Shipboard Theater Air and Missile Exercise Controller software to train individual ships and entire battle groups in the detection, tracking and simulated engagement of ballistic missiles. During 2002, we also served as the flight test manager in two Integrated Flight Tests in our continuing support of the Ground-based Midcourse Defense (“GMD”) Program. We are working closely with the MDA in the development of the Hardware-in-the-Loop test tool for the Ballistic Missile Defense System. This tool will be used by MDA and major contractors in developing and integrating elements of the United States’ missile defense capability.

      We have developed and maintain a variety of world-class modeling and simulation tools, ranging from architecture/ force structure to components-requirement-focused tools. In 2002, we introduced the 43rd version of our Extended Air Defense Simulation program (“EADSIM”). The EADSIM software provides complex multi-force simulations of air, missile and space warfare. It is used by almost 400 agencies in 10 foreign countries for defense analysis training and operational planning.

      We continue to diversify our customer base. The U.S. Air Force awarded us a contract in its Task Force Enduring Look program, designed to shape the way the U.S. Air Force equips its forces and accomplishes its strategic and tactical tasks. During 2002, the Federal Aviation Administration included us on its nationally qualified vendor list for engineering, production, installation and maintenance services, and awarded us a basic ordering agreement. Subsequently, the FAA awarded us an order in support of its Automated Surface Observation Systems, which provides real-time weather and other data for pilots and traffic air controllers. We also became a subcontractor on the U.S. Coast Guard’s upgrading Deepwater program and will provide verification, validation and accreditation services for the simulation software used in test and evaluation.

          Aerospace

      We have been active in U.S. space programs for almost 50 years and continue to be a significant contributor to NASA programs. Our Systems Group plays a key role in the International Space Station (ISS), one of the most complex scientific endeavors ever undertaken, and has had roles in the Space Shuttle program. We have provided 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center. We have also manufactured more than 50 flight-qualified hardware items for use on cargo integration on the ISS.

      In June 2002, NASA selected us as the prime contractor for its Microgravity Systems Development and Operations Support Contract. Our work includes microgravity science, hardware and software development, integration, operation and maintenance of science facilities and payloads on the ISS. We provide technical and engineering support to microgravity science investigators, and provide management and administrative support to the Material Science and Applications Department of the Marshall Center’s Science Directorate.

      In July 2002, we received a one-year contract extension from NASA’s Marshall Space Flight Center for work performed under its Propellants, Pressurants, and Calibration contract, pending the next competitive award period in 2003. Under this contract, we furnish management, personnel, equipment and materials to operate and maintain the propellant and pressurant generating systems, storage and distribution systems, including work on the Space Shuttle and ISS, as well as management and operation of the calibration facilities at the Marshall Space Flight Center.

          Environmental Systems

      We support the U.S. Government’s efforts to clean up dangerous materials and waste. We operate the Rapid Response System, a mobile chemical waste treatment system developed by the U.S. Army. This system is used to process chemical agents for disposal. These chemical agents had been used in the past to train military personnel in the detection, measurement and decontamination of dangerous chemicals. We also produce canisters for the processing, stabilization and storage of nuclear-waste products. In addition, we produce detonation chambers for use in the disposal of both chemical weapons and conventional munitions.

      We operate a Department of Energy-certified radiological analysis services laboratory in Knoxville, Tennessee. This laboratory has received certification from the National Environmental Laboratory Accreditation Program in 13 states, including Utah where the Department of Energy maintains its primary waste depository. With its Nuclear Utilities Procurement Issues Certification, the laboratory can serve commercial utilities.

      In the Homeland Security arena, we offer to police departments and other first responders our WaterSabreTM mobile disaster response system to investigate and neutralize suspected explosive devices. This system is a remotely operated, ultra-high-pressure waterjet cutting system, mounted on a hazardous duty robot, and integrated with an emergency response vehicle. Cameras mounted on the robot provide a view of the cutting process and suspected devices to the operator in the vehicle, which can be located up to approximately 1,300 feet away.

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

      Our product lines include engines powering the Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the popular New Piper Seneca V twin-engine aircraft. In addition to these long-standing products, our engines power new high-speed composite aircraft that recently entered production, including the Cirrus SR-20 and SR-22 and the Diamond C1. Our engines will power the Lancair Columbia 300, the all-electric Columbia 350 and the turbocharged Columbia 400. In 2002, the U.S. Air Force Academy selected the Continental-powered Diamond C1 aircraft as its primary flight trainer aircraft. On March 3, 2003, we announced that Teledyne Continental Motors, Inc. and Honda Motor Co., Ltd. are beginning a joint feasibility study for a next-generation piston aviation engine currently in development by Honda.

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

      Through Aerosance, Inc., we developed the first production full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLinkTM FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management. We continue the development of FADEC-equipped engines targeted at the most popular models of four and six cylinder piston aircraft engines in use throughout the world. When general economic conditions improve, we believe that these control systems will become standard equipment on new aircraft and will be retrofitted on higher-end, piston engine general aviation aircraft.

      In addition, our GillTM line of lead acid batteries is widely recognized as the premier power source for general aviation. We are now working to have our batteries included in business jet applications. Teledyne Battery Products, in conjunction with Teledyne Controls, jointly developed an onboard charging and cockpit display kit that permits existing NiCad battery systems to be replaced with GillTM valve-regulated lead acid batteries.

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

      Another of our engines provides the turbine power for the Improved Tactical Air Launched Decoy (ITALD) being built for the U.S. Navy. The ITALD system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources. This low-cost turbine engine is the first of a family of lower-thrust engines to enter production.

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

      Our energy systems activities include a 50-year history of supplying high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided power systems for several successful deep-space missions such as the Viking 1 and Viking 2 Mars Landers and the Pioneer 10 and 11 missions to Jupiter and Saturn. The Pioneer 10 power system is still operating 30 years after its launch and is now more than 7.5 billion miles from earth. Earthbound applications have included systems for high reliability unattended power generation in remote installations such as gas pipeline control stations and electrolytic high-purity hydrogen and oxygen gas generation used in many industrial processes.

      The transaction with Energy Partners, Inc. added its capabilities in Proton Exchange Membrane (PEM) fuel cell technology to our existing capabilities in electrochemical conversion processes. Fuel cells produce electrical energy by direct electrochemical conversion of hydrogen and oxygen, without moving parts and with pure water as the only by-product. We believe that PEM technology is at the leading edge of the new global thrust to advance the development of fuel cell generators for a variety of uses ranging from space missions to distributed power generation, uninterruptible power supplies, and portable power applications using either hydrogen or natural gas as a fuel.

      We also manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. Our Teledyne TitanTM gas generators are used worldwide in electrical power generation plants, semiconductor manufacture, optical fiber production, chemical processing and other industrial processes. In 2002, we delivered our first completely pre-assembled, enclosed hydrogen generation/compression system known as the Teledyne H2OasisTM. This turnkey plant, provided in a fully equipped transportable building, is designed to meet the near-term needs of industrial customers and provides a basis for responding to the gradually increasing demand for hydrogen refueling equipment.

      We have a line of fuel cell test stations designed to provide a completely integrated system for fuel cell testing for the PEM fuel cell development market. At present they are used for testing fuel cell components and single cells, but we have expanded this product line to provide systems capable of testing multi-cell stacks rated from watts to kilowatts.

      We continue to seek applications for high reliability, long endurance power systems for extreme environment applications. We have developed an advanced PEM fuel cell power plant for NASA’s Second Generation Reusable Launch Vehicle that is expected to replace the existing Space Shuttle fleet.

Customers

      We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2002, 2001 or 2000.

      Approximately 46%, 45% and 44% of our total sales for 2002, 2001 and 2000, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. In 2002, 2001 and 2000, our largest program with the U.S. Government, The Boeing Company — Ground-based Midcourse Defense contract, represented 7.5%, 7.4% and 6.6% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

	2002	2001	2000

	(In millions)
Electronics and Communications	$115.2	$107.8	$97.5
Systems Engineering Solutions	202.4	195.7	193.2
Aerospace Engines and Components	25.5	27.3	51.4
Energy Systems	9.3	7.8	5.2

Total U.S. Government sales	$352.4	$338.6	$347.3

      Our total backlog of confirmed orders was approximately $324.1 million at December 29, 2002, $300.8 million at December 30, 2001 and $339.2 million at December 31, 2000.

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

Research and Development

      Our research and development efforts primarily involve engineering and design relating to improving product lines and developing new products and technologies in the same or related fields. We spent a total of $196.8 million, $210.7 million and $247.4 million on research and development and bid and proposal costs for 2002, 2001 and 2000, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 87%, 85% and 87% of total research and development costs for 2002, 2001 and 2000, respectively.

      In 2002, approximately 64% of the $26.2 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $29.2 million in 2003.

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

Employees

      Our total current workforce consists of approximately 5,300 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 20 of our employees in Toledo, Ohio under a collective bargaining agreement that expired by its terms on

February 14, 2003, but which was subsequently extended by mutual agreement for 90 days. In addition, this union also represents approximately 280 employees in Mobile, Alabama under a collective bargaining agreement that expires on December 16, 2003 and approximately 50 employees in Abbeville, Alabama under a collective bargaining agreement that expires on October 15, 2004. We consider our relations with our employees to be good.

Executive Management

      TDY’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers*:
Robert Mehrabian Chairman, President and Chief Executive Officer; Director	61	Dr. Mehrabian is the Chairman, President and Chief Executive Officer of TDY. He has been the President and Chief Executive Officer of TDY since its formation. Dr. Mehrabian became Chairman of the Board of Directors on December 14, 2000. Prior to the spin-off, he was the President and Chief Executive Officer of ATI’s Aerospace and Electronics segment since July 1999 and had served ATI at various senior executive capacities since July 1997. Before joining ATI, Dr. Mehrabian served as President of Carnegie Mellon University. He is a director of TDY, Mellon Financial Corporation and PPG Industries, Inc.

Robert J. Naglieri Senior Vice President and Chief Financial Officer	54	Mr. Naglieri has been Senior Vice President and Chief Financial Officer of TDY since October 3, 2000. Prior to joining TDY, Mr. Naglieri served as divisional Chief Financial Officer for the agricultural business for CNH Global NV, the company formed by the merger of Case Corporation and New Holland, NV. Prior to that merger, he was the Controller for Case Corporation from 1994 until 1999. Prior to that, he spent 25 years with General Electric, last serving as the Finance Executive for the International Power Systems division.

John T. Kuelbs Senior Vice President, General Counsel and Secretary	60	Mr. Kuelbs has been the Senior Vice President, General Counsel and Secretary of TDY since November 29, 1999, having joined ATI’s Aerospace and Electronics segment in October 1999. Mr. Kuelbs was Senior Vice President — Acquisition Policy for Raytheon Company from November 1998 to September 1999 and Senior Vice President — Legal of Raytheon Systems Company from January 1998 to November 1998. Before Raytheon’s acquisition of Hughes Aircraft Company, Mr. Kuelbs spent 17 years at Hughes Aircraft Company where he served as Senior Vice President, General Counsel and Secretary from 1994 to 1998.

Name and Title	Age	Principal Occupations Last 5 Years

Dale A. Schnittjer Vice President and Controller	58	Mr. Schnittjer became a Vice President on December 19, 2001, and has been the Controller of TDY since November 29, 1999. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of TDY from June 1, 2000 to October 3, 2000. From 1998 to the spin-off, Mr. Schnittjer served as a financial executive to the Aerospace and Electronics and Industrial Segments of ATI. Prior to that, he was Vice President — Finance of Teledyne Wah Chang from 1997 to 1998 and Vice President — Finance of Teledyne Specialty Equipment from 1995 to 1997. Mr. Schnittjer has held various financial positions with several of Teledyne’s aerospace and electronics companies since 1971.
Segment Management:
James M. Link President, Teledyne Brown Engineering, Inc.	60	Retired Lieutenant General Link has been the President of Teledyne Brown Engineering since July 2001. Prior to that, Mr. Link served as Senior Vice President of Science Applications International Corporation (SAIC) Applied Technology Group in Huntsville, Alabama. Before joining SAIC, Mr. Link had a distinguished 33-year career with the U.S. Army where he last served as Deputy Commanding General of the U.S. Army Materiel Command.

Bryan L. Lewis President, Teledyne Continental Motors, Inc.	53	Mr. Lewis has been the President of Teledyne Continental Motors since 1992. From 1990 to 1992, he was President of the turbine engine operations of Teledyne, Inc. Mr. Lewis has held various technical and general management positions during his more than 20 years with Teledyne Technologies and its predecessors.

Rhett Ross President, Teledyne Energy Systems, Inc.	38	Mr. Ross has been President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc. Prior to that, he was General Manager of the Teledyne Energy Systems business unit. Before joining the Company in July 2000, Mr. Ross operated R4 Energy, a consulting business specializing in energy technologies. From 1993 to 1999, Mr. Ross was Vice President — Product Development of Energy Partners, Inc., a fuel cell development company.
Other Officers:
Robert W. Steenberge Chief Technology Officer	55	Mr. Steenberge has been TDY’s Chief Technology Officer since March 2000. Prior to that, he had been Vice President of Advanced Development at Teledyne Electronic Technologies since 1991. Since joining Teledyne in 1976, Mr. Steenberge has held various management positions with several of its aerospace and electronics companies.

Ivars R. Blukis Chief Business Risk Assurance Officer	60	Mr. Blukis has been Chief Business Risk Assurance Officer since January 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies. Since joining Teledyne in 1976, Mr. Blukis has held various financial and administrative positions with its microwave electronics components business unit.

Name and Title	Age	Principal Occupations Last 5 Years

Robyn E. Choi Vice President — Administration and Assistant Secretary	38	Ms. Choi has been Vice President — Administration of the Company since December 2000, and served as Director of Administration and an Assistant Secretary beginning at the time of the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in August 1999, she was Director of the President’s Office and Secretary of the Corporation at Carnegie Mellon University.

Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	43	Miss Cibik has been Vice President of the Company since December 2000, Associate General Counsel since the spin-off, and an Assistant Secretary since October 1999. From April 1998 to the spin-off, Miss Cibik was Counsel — Corporate and Securities at ATI. Prior to joining ATI, she was Senior Counsel at PNC Bank Corp., now known as The PNC Financial Services Group, Inc., and had previously been associated with Kirkpatrick & Lockhart LLP.

Shelley D. Green Treasurer	44	Ms. Green has been the Treasurer of TDY since October 2000, and served as Assistant Treasurer since the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in October 1999, she spent 16 years at Occidental Petroleum Corporation serving its treasury operations and debt administration, having last served as Assistant Treasurer — Financial Operations.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

      Dr. Mehrabian has an Amended and Restated Employment Agreement with Teledyne Technologies, which provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement terminates on December 31 of each year, but will be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Dr. Mehrabian has a base salary of $590,000 for 2003. The agreement provides that Dr. Mehrabian is entitled to participate in TDY’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne Technologies will pay him following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to TDY (including service to ATI), but not more than 10 years.

      Fourteen current members of management have entered into Change in Control Severance Agreements with Teledyne Technologies. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of TDY and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian and Messrs. Naglieri, Kuelbs and Link and one other executive) or two times (in the case of Mr. Schnittjer and eight other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan (“AIP”) bonus target for the year in which the change in control occurs or the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current Annual Incentive Plan bonus based on the fraction of the year worked times the Annual Incentive Plan target objectives at 120 percent (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Plan awards, assuming applicable goals are met at 120 percent of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits for a period of up to 36 months after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by us under ATI’s Stock Acquisition and Retention Program and our Restricted Stock Award Programs.

•	Full vesting under our pension plans (within legal parameters).

•	Up to $25,000 reimbursement for actual professional outplacement services.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

      The following text highlights various risks and uncertainties associated with Teledyne Technologies. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in TDY’s 2002 Annual Report to Stockholders.

United States’ and global responses to the Middle East conflict, terrorism and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect the Company’s business and results of operations.

      United States’ and global responses to the Middle East conflict, terrorism and perceived nuclear threats increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with the Middle East conflict, terrorism and perceived nuclear threats and responses, may adversely affect the Company.

      While some of our businesses that provide products or services to the U.S. Government experienced greater demand for their products and services as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. Government spending could shift to defense programs, including Homeland Security, in which we do not participate or do not have current capabilities and curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs.

      The effect of the decline in air travel on the financial condition of many of our commercial airline and aircraft manufacturer customers could adversely affect our Electronics and Communications segment. A war in the Middle East could adversely affect our non-U.S. commercial airline and aircraft manufacturer customers who have not suffered deteriorating financial performance to the same extent as our U.S. commercial airline and aircraft manufacturer customers. Deterioration of financial performance of airlines could result in a further reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.

      As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components and would adversely affect our Aerospace Engines and Components segment. Potential reductions in the need for general aviation aircraft maintenance due to declines in air travel could also adversely affect our Aerospace Engines and Components segment.

      The Company is increasingly experiencing adverse effects of September 11th, which could increase in the event of additional terrorist attacks or a Middle East war. For example, the September 11th tragedy has had significant impacts on the insurance markets greatly increasing insurance costs. The Company’s existing aircraft product liability insurance policy expires in May 2003, and the Company is currently evaluating options relating to this insurance coverage. In addition, the resulting downturn in the stock market, exacerbated by various public company issues, has negatively affected the value of the Company’s pension assets. Absent improved market conditions, the Company will be required to make cash contributions to its pension plan in 2004. Worsening market conditions could increase the required contribution.

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

Our dependence on revenue from government contracts subjects us to many risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for these contracts may be diverted to other uses or delayed.

      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contract or subcontractor, represented approximately 46% of our total revenue for 2002. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.

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

      While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, as a result of the September 11th terrorist attacks and given the current Middle East situation, U.S. defense spending has increased and is expected to increase over the next several years. Increased defense spending does not necessarily correlate to increased business for the Company, because not all the programs in which TDY participates or has current capabilities may be earmarked for increased funding.

Also, over time, programs can evolve and affect the extent of our participation. For example, one of Teledyne Brown Engineering’s contracts has been restructured in 2003 to change the emphasis from a focus on test and evaluation to a focus on deployment and sustainment, which will mean lesser revenues from this contract compared to 2002. Furthermore, we obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted.

      The Company, principally and traditionally through its Systems Engineering Solutions segment, has been a significant contributor to NASA programs. While the centerpiece of our current NASA activities is the International Space Station, as the payload integrator for NASA’s Marshall Space Flight Center, we have had major responsibilities in numerous scientific missions of the Space Shuttle. As a result of the Columbia Space Shuttle tragedy, NASA’s space shuttle programs could be negatively impacted, depending on the duration of the U.S. Government investigation and grounding of shuttle flights.

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

      There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed price-type contracts (41% in 2002). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. We believe that the U.S. Government is increasingly requesting proposals for fixed-price-type contracts.

      Certain fees under some of our U.S. Government contracts are linked to meeting development or testing deadlines. In 2002, certain fees were also dependent on the collective efforts and success of other defense contractors over which we had no control. In any event, if a test is delayed or a target is missed, we may not receive any award or incentive fee related to that particular test or target. In our Systems Engineering Solutions segment, there is no assurance that the level of government award and incentive fees received in 2002 will continue in 2003.

      We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to surface issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably our company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed more than four years ago under seal pursuant to the False Claims Act. The Company intends to vigorously defend this continuing civil action against its Electronic Safety Products unit, which continues notwithstanding the U.S. Government’s non-intervention.

A declining stock market and lower interests rates negatively affect the value of our pension assets and could have a material adverse financial effect on us.

      We have a defined benefit pension plan covering substantially all of our employees. At year-end 2002, because of significant declines in the stock market and low interest rates, the value of the pension assets was less than our accumulated pension benefit obligation. The accounting rules applicable to our pension plan require that amounts recognized in financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining our pension income or pension expense is the expected return on plan assets. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2003, compared to 9.0% in 2002, and its assumed discount rate will be 7.0% in 2003, compared to 7.5% in 2002.

      Since the spin-off, we have recorded non-cash pension income, which has significantly declined due to the completion, in 2001, of income amortization associated with the transition assets recorded pursuant to Statement of Financial Accounting Standards No. 87 — “Employers’ Accounting for Pensions”, as well as the continued decline in the value of our pension assets, coupled with reductions in our expected rate of return and discount rate assumptions used for pension plan calculations as described above. We currently expect approximately $7.0 million non-cash pension expense in 2003, compared to non-cash pension income of $2.3 million, $9.5 million and $9.0 million for 2002, 2001 and 2000, respectively. Given our pension plan’s current underfunded status, absent improved market conditions, we will be required to make cash contributions to our pension plan in 2004. Further declines in the stock market and lower rates of return could increase our required contribution. Also, under one of our spin-off agreements, the earliest we will be able to charge pension costs to the U.S. Government under our various government contracts will be November 29, 2004.

      Since the value of our pension assets at year-end 2002 was less than the accumulated pension benefit obligation, the Company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. This charge to equity did not affect net income and is recorded net of deferred taxes. The charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.

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

      While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc. is $10.0 million. The September 11th tragedy has significantly impacted the insurance markets, greatly increasing insurance costs. Since our existing aircraft product liability insurance policy expires in May 2003, the Company is currently evaluating options relating to its aircraft product liability insurance coverage, including a greater annual self-insured retention.

      Product recalls and field service actions could also have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Continental Motors had been engaged in a product recall of piston engine crankshafts whereby the Company recorded a $12 million pretax charge in the second quarter of 2000. In the second quarter of 1999, Teledyne Continental Motors had an unrelated recall of piston engines for which the Company recorded a $3 million pretax charge. Product recalls have the potential for tarnishing a company’s reputation and could have a material adverse effect on the sales of our products. In 2002, we reached a monetary settlement related to the 2000 recall with two of three companies that manufactured and processed allegedly defective steel subsequently made into aircraft engine crankshafts. We failed to win a jury verdict against a third company involved in making the steel. The Company continues to pursue cost recovery through litigation against one other materials supplier as a result of the 2000 product recall program. There is no assurance that the Company will recover any costs or the negative impact on its reputation.

      The gas generators manufactured by Teledyne Energy Systems, Inc. currently contain an asbestos component. While the company is currently examining replacement materials, has placed warning labels on its products and takes care in its handling with employees, there is no assurance that the Company will not face asbestos-related liability claims.

      There has been an insurgence of asbestos-related product liability lawsuits against multiple defendant companies that historically may have manufactured or sold products that had asbestos-containing components. The Company has been named in a few such lawsuits where purported ties, if any, to its historic products or businesses are unclear and imprecise. The Company is learning that its historic insurance coverage, including that of its predecessors, may not fully cover such claims and defense of such matters, depending on the year of alleged exposure and other factors.

      Our Teledyne Brown Engineering’s laboratory in Knoxville, Tennessee performs radiological analyses. While the laboratory is certified by the Department of Energy, has other nuclear-related certifications, and has internal quality controls in place, errors and omissions in analyses may occur. We currently have nuclear liability insurance coverage that might apply depending on the circumstances. We also are evaluating the costs-benefits of purchasing errors and omissions insurance coverage, and have sought indemnities from some of our customers. Our insurance coverage or indemnities, however, may not be adequate to cover potential problems associated with faulty radiological analyses.

      Our WaterSabreTM Fluid Jet Cutting System is expected to be used in anti-terrorism operations. A mishap involving the use of such system in anti-terrorism operations could result in various damages which could exceed available insurance coverages. As a result, we have been seeking indemnification from potential purchasers of this system. These indemnities may be insufficient to offset liabilities that we may incur in connection with this system. Also, since September 11th, many insurers have been revising their insurance coverages to include terrorism exclusions. Several legislative developments, such as the Terrorism Risk Insurance Act of 2002 and the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, could mitigate these exclusions. The latter Act provides a path for qualification of certain anti-terrorism technologies by the Secretary of Homeland Security and a resulting shield against some product liability suits. We cannot, however, provide any assurance that we will not experience any problems in the future.

      We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

We may have difficulty obtaining product liability and other insurance coverages, or be subject to increased costs for such coverage.

      The tragic events of September 11th have had a significant impact on the insurance industry, greatly increasing insurance costs. As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2003 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. The Company is currently evaluating options with respect to its aircraft product liability insurance policy, which expires in May 2003.

      For certain medical electronic components that we manufacture, such as those that go into cochlear implants, we have asked for indemnities from our customers and/or to be included under their insurance policies. We cannot, however, provide any assurance that such indemnities or insurance will offset potential liabilities that we may incur as a result of our manufacture of such components.

      Aside from the uncertainties created by the events of September 11th and subsequent activities, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. We cannot assure that, for 2003 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years. Over the last few years, our aircraft product liability claims experience has worsened, due in part to an increasingly litigious environment.

      Additionally, our current directors and officers insurance coverage expires in November 2003.

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

      We derive significant revenues from the commercial aerospace industry. Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. Delays or changes in aircraft and component orders could impact the future demand for our products and have a material adverse effect on our business, results of operations and financial condition. The tragic events of September 11th resulted in an accelerated downturn in the market for commercial aircraft and have increased the level of uncertainty regarding future orders for aircraft. A potential Middle East war further increases this uncertainty relating to aircraft orders.

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

      During 2002, international sales accounted for approximately 16% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	export controls;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	convertibility and transferability of international currencies; and

•	exchange rate fluctuations

      Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. In prior years, weak conditions in Asian economies have affected our results of operations adversely. The September 11th terrorist attacks, as well as fears of an international arms race, have resulted in increased export scrutiny of sales of some of our products to international customers. Travel restrictions to Middle Eastern and other countries may negatively affect continuing international sales or service revenues from such regions.

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

      In December 2002, we published an updated and streamlined Environmental Management Systems Manual, which is based on the Compliance Focused Environmental Management System developed by the Environmental Protection Agency’s National Enforcement Investigation Center in the late 1990s. During 2003, our facilities will be assessing, developing and implementing their own environmental regulatory compliance and management plans based on this updated Manual. We have also instituted a “review and audit” program to monitor environmental risk and compliance, where each facility will be reviewed and audited by an internal environmental team every three years. While these internal controls are designed to reduce environmental risks, and may be viewed favorably by environmental regulators when evaluating a situation, they do not eliminate potential environmental liabilities.

      Some of our businesses work with highly dangerous substances that require heightened standards of care. For example, as a systems contractor for the U.S. Army’s Program Manager for Non-Stockpile Chemical Materiel, we conduct research, development, manufacturing, test and evaluation and site operations related to the safe and environmentally protective disposal of small caches of chemical munitions and materiel located in over 30 states and territories. The destruction of chemical weapons is an inherently dangerous activity. Except for a contained fire during a demonstration testing of a process designed to access rockets in a former program, we have not experienced any accidents or other adverse consequences as a result of our participation in weapon destruction programs. We cannot, however, assure that we will not experience any problems in the future. Although the federal government provides certain indemnities to contractors in these programs, these indemnities may be insufficient to offset liabilities that we may incur in connection with our participation in these programs.

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

      In the third quarter of 2002, we acquired Monitor Labs Incorporated. While this company’s products and customer base are complementary to TDY’s existing monitoring and control instruments, there is no assurance that we will achieve all identified financial, operating and distribution synergies.

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

      While the tax ruling relating to the qualification of the spin-off as a tax-free distribution within the meaning of Section 355 of the Internal Revenue Code generally is binding on the IRS, the continuing validity of the tax ruling is subject to certain factual representations and assumptions. While we believe that we have satisfied our principal spin-off requirements by successfully and timely completing our required public offering and using the proceeds of such offering as required and through the passage of time, among other things, if the spin-off were not to qualify as a tax-free distribution within the meaning of Section 355 of the Code, ATI would recognize taxable gain generally equal to the amount by which the fair market value of the TDY Common Stock distributed to ATI’s stockholders exceeded the tax basis in our assets. In addition, the distribution of our Common Stock to each ATI stockholder would generally be treated as taxable in an amount equal to the fair market value of the TDY Common Stock such stockholder receives.

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

      Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne Technologies in a transaction not approved by our board of directors more difficult. We have also entered into Change in Control Severance Agreements with 14 members of our management, which could have an anti-takeover effect.

The market price of our Common Stock has fluctuated significantly since our spin-off from ATI, and could continue to do so.

      Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $30.5625 per share. At February 28, 2003, our closing stock price was $12.75. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors, such as acquisitions;

•	adverse business developments, such as the engine recall by Teledyne Continental Motors in 2000;

•	war in the Middle East or elsewhere;

•	additional terrorist activities;

•	increased military or homeland defense activities;

•	improvements in the semiconductor, telecommunications, commercial aviation and electronic manufacturing services markets;

•	general market conditions; and

•	general economic factors unrelated to our performance.

      The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility not necessarily related to the operating performance of particular companies. We cannot provide assurances as to our stock price.

While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

      The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls and disclosure controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 2. Properties.

      Our principal facilities as of December 29, 2002 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and, except for our Rancho Cordova, California facility, are adequate for current operations. In 2003, the

Company will be spending approximately $6 million to expand its Company-owned Rancho Cordova, California facility principally due to increased demand for military traveling wave tubes.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment
Instrumentation Products
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instruments	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Data Acquisition and Communications Products
Los Angeles, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
Electronic Components
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Northridge, California	Development and production of electronic seat ejection sequencers	Leased
Mountain View, California	Production of broadband wireless assemblies, switching devices, and monolithic microwave integrated circuits	Owned
Hawthorne, California	Production of electromechanical relays	Owned
San Diego, California	Development and production of connectors	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned and Leased
Hudson, New Hampshire	Production of printed circuit boards	Owned

Advanced Manufacturing Services

Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned

Systems Engineering Solutions Segment

Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased

Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased

Arlington, Virginia	Defense program offices supporting governmental customers	Leased

Aerospace Engines and Components Segment

Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased

Facility Location	Principal Use	Owned/Leased

Redlands, California	Manufacturing of batteries for the general aviation market	Owned

Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased

Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased

Energy Systems Segment

Hunt Valley, Maryland	Manufacturing, assembling and maintenance of gas generators, power generating systems and fuel cell test stations	Leased

West Palm Beach, Florida	Research and development of fuel cell components and systems	Leased

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of TDY’s stockholders during the fourth quarter of 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock and Dividend Policy

      Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	High	Low

2001
1st Quarter	$23.25	$11.89
2nd Quarter	$19.75	$12.65
3rd Quarter	$17.85	$12.60
4th Quarter	$18.00	$13.58
2002
1st Quarter	$17.37	$13.95
2nd Quarter	$21.75	$15.55
3rd Quarter	$20.25	$13.70
4th Quarter	$18.60	$13.30
2003
1st Quarter (through March 3, 2003)	$16.22	$12.21

      On February 28, 2003, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $12.75 per share. As of February 28, 2003, there were approximately 7,830 holders of record of the Common Stock.

      We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Provisions of our credit agreement limit our ability to pay dividends to amounts exceeding 25% of cumulative net income subsequent to the effective date of the credit agreement. As of December 29, 2002, approximately $17.5 million was available for the payment of dividends under these provisions.

Item 6.	Selected Financial Data.

      The following table presents our summary consolidated financial data. Effective November 29, 1999, Teledyne Technologies was spun off from ATI. Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The historical financial information for 1999 and 1998 is not necessarily indicative of the results of operations or financial position that would have occurred if we had been a separate, independent company during the periods presented prior to 2000, nor is it indicative of future performance. This historical financial information does not include pro forma adjustments that reflect estimates of the expenses that we would have incurred had we been operated as an independent company and as capitalized at the time of its spin-off from ATI for each period presented. The historical financial information should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Teledyne Technologies Incorporated

Five-Year Summary of Selected Financial Data

	For the fiscal years

	2002	2001	2000	1999	1998

	(In millions, except per share amounts)
Sales	$772.7	$744.3	$795.1	$761.4	$733.0
Income from continuing operations	$25.4	$6.8	$31.9	$47.2	$46.4
Net income	$25.4	$6.6	$32.3	$49.0	$48.7
Working capital	$102.6	$115.3	$107.6	$98.5	$72.6
Total assets	$391.1	$349.3	$350.9	$313.4	$246.4
Long-term debt	$—	$30.0	$—	$97.0	$—
Stockholders’ equity	$176.8	$173.0	$163.1	$44.5	$106.4
Basic earnings per common share — continuing operations(a)	$0.79	$0.21	$1.12	$1.73	$1.65
Diluted earnings per common share — continuing operations(a)	$0.77	$0.21	$1.08	$1.73	$1.65
Basic earnings per common share(a)	$0.79	$0.20	$1.13	$1.79	$1.73
Diluted earnings per common share(a)	$0.77	$0.20	$1.09	$1.79	$1.73

(a)	Prior to the spin-off, the average outstanding shares used to compute earnings per share were based on a distribution ratio of one share of TDY Common Stock for every seven shares of ATI Common Stock. The treasury stock method is used to calculate diluted earnings per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

      We seek to grow in niche market segments where we have a strong competitive position, both by development of new products and services and by acquiring businesses that are highly complementary to our current product lines. We continually evaluate our product lines to ensure that they are aligned with our strategy. We also continue to explore strategic alternatives for our Aerospace and Engines Components segment, including possible divestiture of one or more product lines. These actions help us to direct capital and management focus to opportunities that best utilize our engineering resources and technical expertise.

      Following a comprehensive review of the Company’s operations, Teledyne Technologies recorded a $26.4 million pretax charge in the second quarter of 2001 for asset impairments, restructuring and other charges and inventory write-downs. As a result Teledyne Technologies exited manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also exited certain environmental programs within this same segment.

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

      In November 2001, we acquired Advanced Pollution Instrumentation, Inc. (API), a designer and manufacturer of advanced air quality monitoring instruments based in San Diego, California. In September 2002, we acquired Monitor Labs Incorporated (Monitor Labs). Monitor Labs is a supplier of environmental monitoring instrumentations for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Both acquired companies are part of the instruments group under the Electronics and Communications segment.

      Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The following is our financial information for 2002, 2001 and 2000 (in millions, except per-share amounts):

	2002	2001	2000

Sales	$772.7	$744.3	$795.1
Costs and expenses
Cost of sales	584.9	573.4	579.6
Selling, general and administrative expenses	145.6	143.8	158.4
Asset impairment charge	—	7.5	—
Restructuring and other charges	(0.7)	8.8	—

	729.8	733.5	738.0

Income before other income and expense and income taxes	42.9	10.8	57.1
Interest and debt expense, net	0.6	1.9	5.3
Other income (expense)	(0.2)	2.4	1.1

Income from continuing operations before income taxes	42.1	11.3	52.9
Provision for income taxes	16.7	4.5	21.0

Income from continuing operations	25.4	6.8	31.9
Discontinued operations, net of tax	—	(0.2)	0.4

Net income	$25.4	$6.6	$32.3

Basic earnings per common share:
Continuing operations	$0.79	$0.21	$1.12
Discontinued operations	—	(0.01)	0.01

Basic earnings per common share	$0.79	$0.20	$1.13

Diluted earnings per common share:
Continuing operations	$0.77	$0.21	$1.08
Discontinued operations	—	(0.01)	0.01

Diluted earnings per common share	$0.77	$0.20	$1.09

      We operate in four business segments: Electronics and Communications; Systems Engineering Solutions; Aerospace Engines and Components; and Energy Systems. The segments’ respective contributions as a percentage of total sales from continuing operations for 2002, 2001 and 2000 are summarized in the following table:

	Percentage of Sales

Segment	2002	2001	2000

Electronics and Communications	50%	50%	47%
Systems Engineering Solutions	27%	27%	27%
Aerospace Engines and Components	21%	21%	25%
Energy Systems	2%	2%	1%

	100%	100%	100%

Results of Operations

      We reported 2002 net sales from continuing operations of $772.7 million, compared with net sales from continuing operations of $744.3 million for 2001 and $795.1 million for 2000. Net income was $25.4 million ($0.77 per diluted share) for 2002, compared with $6.6 million ($0.20 per diluted share) for 2001 and $32.3 million ($1.09 per diluted share) for 2000. Net income from continuing operations was $25.4 million ($0.77 per diluted share) for 2002, compared with $6.8 million ($0.21 per diluted share) for 2001 and $31.9 million ($1.08 per diluted share) for 2000.

      The increase in sales in 2002, compared with 2001, reflected improvement in all four reporting segments. The largest sales growth was in the Electronic and Communications segment which included the sales contributions from Monitor Labs and API, which were acquired in September 2002 and November 2001, respectively.

      The decrease in sales in 2001, compared with 2000, reflected significantly lower sales in the Aerospace Engines and Components segment, as well as slightly lower sales in the Electronics and Communications segment and the Systems Engineering Solutions segment, offset in part by higher sales in the Energy Systems segment.

      As noted above, the Company recorded a $26.4 million pretax charge in the second quarter of 2001. The 2001 charge included plans to exit, within 12 months, manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. We also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. At December 29, 2002, Teledyne Technologies recorded income of $0.1 million following the final resolution of the second quarter 2001 charge.

      Cost of sales as a percentage of net sales for 2002 was lower, compared with 2001, due to the benefit of cost reductions implemented in 2001 and 2002 and not having the inventory write-down in 2002 that was experienced in 2001, recorded in connection with the 2001 second quarter charge. This favorability was partially offset by product mix differences, a less favorable LIFO adjustment and reduced non-cash pension income.

      Cost of sales as a percentage of net sales for 2001 was higher, compared with 2000, due to the effect of lower volume on fixed costs, product mix differences, the impact of a $9.8 million inventory write-down in 2001 and higher investment in growth initiatives of $2.8 million for 2001.

      Selling, general and administrative expenses for 2002 were higher in total dollars than 2001 but lower as a percent of net sales. The increase in expense was driven by higher charges related to aircraft product liability reserves and higher aircraft liability insurance premiums, additional selling, general and administrative expenses for the API acquisition and the Monitor Labs acquisition, partially offset by cost reductions and lower research and development expenditures.

      Selling, general and administrative expenses for 2001 were lower, compared with 2000 both in total dollars and as a percentage of net sales. Selling, general and administrative expenses for 2001 included greater investment in growth initiatives of $2.7 million, compared with 2000. Selling, general and administrative expenses for 2000 include the $12.0 million piston engine product recall reserve, as well as a gain of $1.4 million in our chemical weapons demilitarization business related to additional program funding.

Restructuring, Asset Impairment and Other Charge Information

      As noted above, in the second quarter of 2001, the Company recorded a $26.4 million charge of which $7.4 million was for asset impairments, $8.7 million was for restructuring and other charges, $10.0 million was for inventory write-downs and a $0.3 million pretax charge for discontinued operations.

      The charge also included: restructuring charges for employee termination benefits; the consolidation and downsizing of manufacturing operations; non-cancelable lease expenses; and transaction costs associated with the formation of Teledyne Energy Systems, Inc. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The Company recorded asset impairment charges for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A charge was also recorded in cost of sales for the write-off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand. The Company has exited the manufacturing of industrial solid state relays and certain microwave switches and filters from its Electronics and Communications segment.

      During 2002, the Company completed the efforts related to the 2001 second quarter charge of $26.4 million, recording actual charges of $26.3 million. At year-end 2002, the cumulative restructuring charges were $8.1 million, $0.7 million lower than the 2001 year-end estimate. At year-end 2002, the cumulative charges to cost of sales related to excess and obsolete inventory were $10.4 million, $0.6 million higher than the 2001 year end-estimate, with no change to either the asset impairment charge or the charge for discontinued operations. This resulted in $0.2 million of income in the Electronics and Communications segment in 2002 and an additional cost impact of $0.1 million in the Systems Engineering segment during 2002. In addition there were some changes in income statement classification. Final charges by segment were as follows: $15.4 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The $26.3 million charge also included a $0.2 million restructuring charge for the corporate office and a charge of $0.3 million for discontinued operations. The following table details the components of the 2001 second quarter charge and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Asset Impairments
					Restructuring
	Property,
	Plant and				Employee			Inventory	Discontinued
	Equipment	Goodwill	Other	Total	Terminations	Other	Total	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$7.4	$6.1	$2.6	$8.7	$10.0	$0.3	$26.4
Change in estimate 2001	—	—	0.1	0.1	(0.4)	0.5	0.1	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	7.5	5.7	3.1	8.8	9.8	0.3	26.4
Change in estimate 2002	—	—	—	—	(0.5)	(0.2)	(0.7)	0.6	—	(0.1)

Total charge	$1.9	$1.8	$3.8	$7.5	$5.2	$2.9	$8.1	$10.4	$0.3	$26.3

Final Disposition of the Charge:
Assets disposed	$1.9	$1.8	$3.8	$7.5				$10.4		$17.9

Cash payments					$5.2	$2.9	$8.1		$0.3	$8.4

      The following table details the original 2001 second quarter charge by segment and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Original Charge	Year-End	Year-End
	2nd QTR 2001	2001	2002

Electronics and Communications	$15.9	$15.6	$15.4
Systems Engineering Solutions	4.2	4.4	4.5
Aerospace Engines and Components	0.3	0.3	0.3
Energy Systems	5.5	5.6	5.6
Corporate	0.2	0.2	0.2
Discontinued Operations	0.3	0.3	0.3

Total	$26.4	$26.4	$26.3

      The 2000 results include a pretax charge of $12.0 million for product recall reserves in the Aerospace Engines and Components segment. The 2000 results also include $1.4 million of pretax charges for cost adjustments in selected product lines in the Systems Engineering Solutions segment and $0.8 million of pretax charges for receivables adjustments in the Energy Systems segment.

      International sales represented approximately 16% of net sales in 2002 and 17% of net sales for 2001 and 2000. Sales under contracts with the U.S. Government were approximately 46% of net sales in 2002, 45% of net sales for 2001 and 44% of net sales for 2000.

      In 2002, aggregate segment operating profit was $57.3 million, compared with $24.2 million in 2001 and $72.4 million in 2000 and reflects the pretax charges noted above. Included in operating profit was pension income of $2.3 million in 2002, $9.5 million in 2001 and $9.0 million in 2000. Pension expense for 2003 is expected to be approximately $7.0 million. The reduction in net pension income reflects the completion, in 2001, of income amortization associated with the transition assets recorded pursuant to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87 — “Employers’ Accounting for Pensions,” as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000.

      Total interest expense on debt was $0.9 million in 2002, $2.1 million in 2001 and $5.4 million in 2000. The decrease in interest expense in 2002, compared with 2001, primarily reflected lower average outstanding debt levels in 2002 as well as lower average interest rates. The decrease in interest expense in 2001, compared with 2000, primarily reflected lower average outstanding debt levels in 2001. Interest income was $0.3 million in 2002, $0.2 million in 2001 and $0.1 million in 2000.

      In 2002, we recorded a $0.5 million charge, in other expense, related to the partial write-down of the Company’s $2.8 million cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2001, other income reflects a gain of $1.7 million related to sale of the Company’s share of an optical components company. All three fiscal years include sublease rental income and royalty income.

Segments

      The following discussion of our four segments should be read in conjunction with Note 14 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2002	2001	2000

	(Dollars in millions)
Sales	$388.0	$369.7	$373.4
Operating profit	$35.9	$9.9	$39.3
Operating profit % of sales	9.3%	2.7%	10.5%
International sales % of sales	21.7%	22.0%	20.6%
Governmental sales % of sales	29.7%	29.1%	26.1%
Capital expenditures	$8.3	$18.8	$21.4

      Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets.

     2002 Compared with 2001

      Our Electronics and Communications segment sales were $388.0 million in 2002, compared with sales of $369.7 million in 2001. Operating profit was $35.9 million in 2002, compared with $9.9 million in 2001. Operating profit for 2002 included $0.2 million of income resulting from the final resolution of the previously cited second quarter 2001 charges. Operating profit for 2001 included pretax charges of $15.6 million described below.

      Sales in 2002, compared with 2001, grew in electronic manufacturing services, electronic instruments and defense electronic products. The sales growth in electronic manufacturing services was primarily driven by increased sales from medical and military markets. The sales growth in electronic instruments resulted from the acquisitions of Monitor Labs in September 2002 and API in November 2001, as well as stronger demand for geophysical sensors for the petroleum exploration market. These sales increases were partially offset by continued weakness in the commercial aviation market and the continued weakness in the demand for relays used in semiconductor test equipment and communications applications. Operating profit reflects the impact of the sales differences, a reduction in the segment’s commercial broadband communications investments, savings from a reduced workforce and decreased administrative expenses compared with 2001. These operating profit improvements were partially offset by the $0.8 million write-down of certain optoelectronic equipment and reduced non-cash pension income of $4.9 million.

     2001 Compared with 2000

      Our Electronics and Communications segment sales were $369.7 million in 2001, compared with sales of $373.4 million in 2000. Operating profit was $9.9 million in 2001, compared with $39.3 million in 2000. Operating profit for 2001 included pretax charges of $15.6 million described below.

      Sales in 2001, compared with 2000, grew in military and commercial microwave products, microelectronic products (including optoelectronics), business and commuter aircraft communications equipment and geophysical sensors for the petroleum exploration market. This growth was more than offset by weakness in demand for relays used in semiconductor test equipment and communications applications, electronic manufacturing services and other commercial electronic products. Operating profit reflected the impact of sales differences. Operating profit for 2001 reflected $14.8 million of costs associated with optoelectronics and wireless growth initiatives, compared with $9.3 million in 2000. Additionally, 2001 included pretax charges of $15.6 million related to the following actions: $6.7 million of restructuring costs; $3.7 million of asset impairment charges; and $5.2 million to write-off inventory for products to be discontinued and excess inventory.

Systems Engineering Solutions

	2002	2001	2000

	(Dollars in millions)
Sales	$206.7	$200.8	$212.3
Operating profit	$20.6	$12.1	$18.2
Operating profit % of sales	10.0%	6.0%	8.6%
International sales % of sales	1.3%	0.8%	2.3%
Governmental sales % of sales	98.0%	97.5%	91.0%
Capital expenditures	$3.1	$2.0	$3.4

      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., offers a wide range of engineering solutions and information services to government defense and aerospace customers.

     2002 Compared with 2001

      Our Systems Engineering Solutions segment sales were $206.7 million in 2002, compared with sales of $200.8 million in 2001. Operating profit was $20.6 million in 2002, compared with $12.1 million in 2001. Operating profit in 2002 included $0.1 million of expense resulting from the final resolution of the previously cited second quarter 2001 charges. Operating profit in 2001 included pretax charges of $4.4 million described below.

      Sales in 2002, compared with 2001, reflected revenue growth in core defense and aerospace programs. This growth was partially offset by reduced work for environmental programs. Operating profit reflects the impact of the sales differences, the receipt of government award and incentive fees based upon collective performance achievements, improved performance on environmental programs and reduced administrative expenses. These operating profit improvements were partially offset by reduced non-cash pension income of $0.7 million.

     2001 Compared with 2000

      Sales for our Systems Engineering Solutions segment in 2001 were $200.8 million, compared with $212.3 million in 2000. For 2001, operating profit was $12.1 million, compared with $18.2 million for 2000. Operating profit for 2001 included pretax charges of $4.4 million described below.

      The 2001 results, compared with 2000, reflected growth in core defense and aerospace programs. This growth was more than offset by reduced work for environmental programs and sales reductions resulting from the disposition of the process control software and certain environmental product lines. Additionally, results for 2001 included pretax charges of $4.4 million related to the following actions: asset impairment charges of $3.7 million; $0.3 million to write-off inventory for discontinued products and excess inventory; and $0.4 million of restructuring costs. The 2000 results included a gain of approximately $1.4 million in the Company’s chemical weapons demilitarization business related to additional program funding and were negatively impacted by $1.4 million for cost adjustments and a write-down of approximately $0.9 million in the our process control software business.

Aerospace Engines and Components

	2002	2001	2000

	(Dollars in millions)
Sales	$162.9	$159.2	$199.8
Operating profit	$2.7	$8.2	$15.8
Operating profit % of sales	1.7%	5.2%	7.9%
International sales % of sales	21.7%	23.8%	25.3%
Governmental sales % of sales	15.6%	17.2%	25.7%
Capital expenditures	$3.6	$5.1	$5.6

      Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries.

     2002 Compared with 2001

      Our Aerospace Engines and Components segment sales were $162.9 million in 2002, compared with sales of $159.2 million in 2001. Operating profit was $2.7 million in 2002, compared with $8.2 million in 2001.

      Sales in 2002, compared with 2001, reflected revenue growth in OEM piston engines and aftermarket parts and services, partially offset by reduced sales of military turbine engines. Operating profit in 2002 was negatively impacted by the requirement for higher aircraft liability reserves, increased insurance premiums and crankshaft litigation costs (net of settlement awards). Operating profit was also negatively impacted by a less favorable LIFO adjustment due to the fact that the 2002 inventory reduction was not as significant as the 2001 inventory reduction. Furthermore, operating profit was negatively impacted in 2002 by a $1.4 million reduction in non-cash pension income. Operating profit in 2001 included restructuring charges of $0.3 million.

      In 2002, we reached a monetary settlement with two of the three companies that manufactured and processed allegedly defective steel, subsequently made into aircraft engine crankshafts. We failed to win a jury verdict against the third company involved in making the steel. The Company continues to pursue cost recovery through litigation against another materials supplier as a result of the 2000 product recall program.

     2001 Compared with 2000

      Our Aerospace Engines and Components segment’s sales were $159.2 million in 2001, compared with sales of $199.8 million in 2000. For 2001, operating profit was $8.2 million compared with $15.8 million for 2000. Operating profit in 2000 included a $12 million pretax charge for estimated costs associated with a piston engine product recall.

      Sales in 2001, compared with 2000, reflected reduced orders for piston engine aftermarket products due to the weakness of the economy. Flight restrictions resulting from the September 11th terrorist attacks also adversely affected orders for aftermarket piston engines and components. Turbine engine sales were lower in 2001, compared with 2000, due to reduced spare part sales for airforce training aircraft and reduced foreign demand for cruise missiles. Operating profit reflects the lower level of sales, which was partially offset by cost reductions implemented in the first quarter of 2001. Additionally, pretax charges of $0.3 million for 2001 were related to the second quarter restructuring charge.

Energy Systems

	2002	2001	2000

	(Dollars in millions)
Sales	$15.1	$14.6	$9.6
Operating loss	$(1.9)	$(6.0)	$(0.9)
Operating loss % of sales	(12.6)%	(41.1)%	(9.4)%
International sales % of sales	28.3%	37.2%	31.7%
Governmental sales % of sales	61.2%	53.2%	54.9%
Capital expenditures	$0.4	$0.5	$0.3

      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies.

     2002 Compared with 2001

      Our Energy Systems sales were $15.1 million in 2002, compared with sales of $14.6 million in 2001. The 2002 operating loss was $1.9 million, compared with a 2001 operating loss of $6.0 million. The 2001 results included pretax charges of $5.6 million described below.

      Sales in 2002, compared with 2001, grew in government program sales. The 2002 higher operating loss, excluding the 2001 pretax charges, was driven by higher research and development expense, higher general and administrative expense, and higher than anticipated costs for certain hydrogen generator programs. Furthermore, segment operating loss was negatively impacted by a $0.2 million reduction in non-cash pension income.

     2001 Compared with 2000

      Our Energy Systems segment’s sales were $14.6 million in 2001, compared with sales of $9.6 million in 2000. The 2001 operating loss was $6.0 million compared with an operating loss of $0.9 million for 2000. The 2001 pretax charges of $5.6 million related to the following actions: $1.2 million of restructuring and other costs; $4.3 million to write-off inventory for products to be discontinued and excess inventory; and $0.1 million of asset impairment. The 2000 results included pretax charges of $0.8 million for receivables adjustments. Sales in 2001, compared with 2000, reflected improved sales in long-term government contracts, as well as improved performance in the hydrogen generator product line. The 2001 operating results, compared with the 2000 operating results, reflected increased fuel cell development spending.

Financial Condition, Liquidity and Capital Resources

      Our principal capital requirements are to fund working capital needs, capital expenditures and any debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2003. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-

balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

      In 2002, cash provided from continuing operations was $74.2 million, compared with $19.0 million in 2001 and $36.5 million in 2000. The improvement in cash flow in 2002, compared with 2001, reflected higher net income from continuing operations in 2002 and significantly lower cash payouts for aircraft product liability settlements and product recall payments by $19.0 million. The 2002 cash flow amount also reflected improved working capital management. The improvement in cash flow reflected the impact of $5.8 million for income tax refunds, net of cash payments in 2002, compared with net cash payments for income taxes of $4.6 million in 2001 which included the final required tax payment for the twelve months of 2000. The deferred income tax and the accrued pension obligation components of the cash flow statement in 2002 both were affected by the deferred tax amount of $15.2 million related to the minimum pension liability adjustment recorded in 2002 resulting in no impact on cash flow from operations in 2002.

      The decrease in cash provided from operations in 2001, compared with 2000, primarily reflected lower net income from continuing operations in 2001, and significantly higher cash payouts for aircraft product liability settlements and crankshaft recall payments by $13.1 million. Cash flow in 2001 also reflected higher cash payments for income taxes, compared with 2000.

      The 2002 and 2001 cash used by discontinued operations each reflected the payment of a purchase price adjustment as well as workers’ compensation insurance payments.

      Working capital decreased to $102.6 million at year-end 2002, compared with $115.3 million at year-end 2001. The decrease in working capital was primarily due to higher accounts payable, payroll and accrued liability balances, partially offset by higher inventory and cash balances. See further explanations below. Some of the Company’s customers have been undergoing bankruptcies, none of which currently are expected to have a material adverse effect on the Company.

      The changes in the following components of Teledyne Technologies balance sheet are discussed below (in millions):

	2002	2001

Inventories, net	$66.8	$56.1
Prepaid expenses, taxes and other current assets	$8.0	$14.2
Property, plant and equipment, net	$74.7	$80.2
Long-term deferred income taxes, net	$22.2	$7.9
Goodwill, net	$44.3	$26.2
Accounts payable	$53.1	$36.9
Short-term accrued liabilities	$66.2	$57.1
Long-term debt	$—	$30.0
Accrued pension obligation	$40.5	$—
Accumulated other comprehensive income (loss)	$(23.2)	$0.2

      The higher balance in inventories at December 29, 2002, compared with December 30, 2001, reflected higher balances in the Electronics and Communications segment, including $3.1 million for Monitor Labs which was acquired in September 2002. Prepaid expenses, taxes and other current assets decreased following the receipt of a federal income tax refund of $5.7 million. The decrease in property plant and equipment primarily reflected capital spending, which was more than offset by depreciation and amortization. Long-term deferred taxes in 2002 included a $15.2 million increase in connection with a non-cash charge to accumulated other comprehensive income related to the Company’s pension plan. The charge to equity was required since the value of the Company’s pension assets was less than the accumulated pension benefit obligation as of year-end 2002. In addition, Teledyne Technologies recorded a long-term intangible asset of $10.4 million, included in other assets and an additional long-term pension liability of $48.8 million. In 2002, the accrued pension obligation is net of prepaid pension costs. In 2001, prepaid pension cost was $5.2 million. The charge to equity did not affect net income and is recorded net of deferred taxes. The increase in goodwill reflects goodwill acquired in the Monitor Labs acquisition in 2002. The increase in accounts payable reflected higher balances in the Aerospace Engines and Components segment due to the timing of payments and higher balances in the Electronics and Communications segment which increased in line with the increase in inventory. The increase in short-term accrued liabilities primarily reflected higher payroll accruals as well as income taxes payable at year-end 2002, compared with no income taxes payable at year-end 2001. All long-term debt outstanding at December 30, 2001 was paid off in 2002.

      Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

	2002	2001	2000

	(In millions)
Electronics and Communications	$8.3	$18.8	$21.4
Systems Engineering Solutions	3.1	2.0	3.4
Aerospace Engines and Components	3.6	5.1	5.6
Energy Systems	0.4	0.5	0.3

	$15.4	$26.4	$30.7

      During 2003, we plan to invest approximately $23 million in capital principally to expand a manufacturing facility at Rancho Cordova, California for the Electronics and Communications segment, to reduce manufacturing costs, to introduce new products and to upgrade capital equipment. Commitments at December 29, 2002 for capital expenditures were approximately $1.4 million.

      Investing activities in 2002 included the acquisition of Monitor Labs. On September 27, 2002, Teledyne Technologies acquired Monitor Labs from Spirent plc for $24.0 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement, and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Monitor Labs had sales of approximately $25.6 million for the twelve months ended September 29, 2002. Investing activities in 2002 also included the receipt of a tax refund of $1.1 million related to the API acquisition.

      Investing activity in 2001 reflected the acquisition of San Diego, California-based API for $25.0 million. API is a designer and manufacturer of advanced air quality monitoring instruments. API had sales of approximately $16.3 million for the twelve months ended September 30, 2001. In 2001, Teledyne Technologies invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications.

      Investing activity in 2000 reflected the proceeds from the sale of Teledyne Cast Parts and payments for licensing fees and certain investments.

      In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida-based Energy Partners, Inc., to create majority-owned (86%)Teledyne Energy Systems, Inc. Energy Systems focuses on our core business of supplying hydrogen gas generators and thermoelectric power systems, as well as commercialization of proton exchange membrane (PEM) fuel cell stacks, test stands and systems.

      Cash used in financing activities for 2002 primarily reflected the payment of long-term debt. Cash provided by financing activities for 2001 primarily reflected borrowings under a revolving credit agreement. Cash used in financing activities for 2000 reflected the payment of long-term debt and use of the net proceeds of $84.0 million from the public offering of 4.6 million shares of our Common Stock. The public offering proceeds were used in accordance with ATI’s tax ruling, as amended. All three years reflect proceeds from the exercise of stock options.

      A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to our assumption of the facility. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At December 29, 2002 we had no long-term debt outstanding. At December 30, 2001 we had $30 million outstanding under the facility at an average interest rate of 2.60%. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. The estimated fair value of our long-term debt at year-end 2001 was $30 million.

      At year-end 2002, we had $200 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.35% and 0.20% of the credit line, depending on our capitalization ratio as calculated from time to time. This credit facility requires the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the ratio of total consolidated indebtedness to earnings before interest, taxes and depreciation and amortization. The credit agreement prohibits the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income after the effective date of the credit agreement ($17.5 million at December 29, 2002). We also have available $10.0 million under an uncommitted bank facility with no outstanding amounts at year-end 2002 or 2001. This credit line is utilized, as needed, for periodic cash needs.

      In connection with the spin-off, a defined benefit pension plan was established and Teledyne Technologies assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan. SFAS 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. Since this condition existed as of year-end 2002, the company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. The charge to equity did not affect net income and is recorded net of deferred taxes and will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 13 of the Notes to Consolidated Financial Statements for additional pension disclosures.

      The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that we will indemnify ATI and its agents or representatives for taxes imposed on, and other amounts paid by, them or ATI’s stockholders if we take actions or fail to take actions that result in the spin-off not qualifying as a tax-free distribution. If any of the taxes or other amounts described above were to become payable by Teledyne Technologies, the payment could have a material adverse effect on our financial condition, results of operations and cash flow and could exceed our net worth by a substantial amount. The Company believes that it has satisfied its principal spin-off requirements when it completed its 2000 public offering and used the proceeds for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures.

Other Matters

     Taxes

      The effective income tax rate was 39.7% in 2002, 2001 and 2000. Based on the Company’s history of operating earnings, expectations of future operating earnings and tax planning strategies, it is more likely than not that the deferred income tax assets at December 29, 2002 will be realized.

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

     Hedging Activities; Market Risk Disclosures

      We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2002 and 2001. While we believe that adequate controls are in place to monitor any hedging activities in which we may engage, many factors, including those beyond our control such as changes in domestic and foreign political and economic conditions, could adversely affect these activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. All of the Company’s long-term debt has been based on a fluctuating market interest rate and, consequently, the fair value should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

     Related Party Transactions

      In connection with the spin-off, Teledyne Technologies and ATI entered into several agreements governing the separation of our businesses and various employee benefits, compensation, tax, indemnification and transition arrangements. The Company’s principal spin-off requirements to ensure a favorable tax treatment have been satisfied. We successfully completed our required public offering in August 2000 and used the offering proceeds in accordance with ATI’s tax ruling, as amended. Since August 2002, the second anniversary of our 2000 public offering, we no longer need ATI’s consent to make stock repurchases. The requirement that at least a majority of our directors be members of the board of directors of ATI expired at our 2002 Annual Meeting of Stockholders. Four of our nine directors continue to serve on ATI’s board. In addition, under one of our spin-off agreements, the earliest the Company will be able to charge pension costs to the U. S. Government under various government contracts will be November 29, 2004. We also license the “Teledyne” name and related logos, symbols and marks from an affiliate of ATI.

      Our Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of our directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and we believe that our relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of nine lenders under our $200 million credit facility, having committed up to $33,750,000 under the facility. It also provides cash management services and an uncommitted $10.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan and provides investment services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders rights plan.

     Environmental

      We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne Technologies has been identified as a potentially responsible party under the Comprehensive Environmental Response,

Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $2.4 million at December 29, 2002. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

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

      For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

     Government Contracts

      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 46% of total sales in 2002, 45% of total sales in 2001 and 44% of total sales in 2000. For a summary of sales to the U.S. Government by segment, see Note 14 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 30%, 30% and 31% of total sales for 2002, 2001 and 2000, respectively.

      Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, U.S. defense spending is expected to increase over the next several years as a result of the September 11th terrorist attacks as well as the United States’ and global responses to the Middle East conflict, terrorism and perceived nuclear threats. Notwithstanding the potential for increased defense spending, delays or declines in U.S. military expenditures in the programs in which we participate could adversely affect our business, results of operations and financial condition.

      For information on accounts receivable from the U.S. Government, see Note 6 to the Notes to Consolidated Financial Statements.

     Estimates and Reserves

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, environmental and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other Matters — Critical Accounting Policies”.

      The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 29, 2002 and December 30, 2001:

Reserves and Valuation Accounts(a)

(In millions)

	2002	2001

Allowance for doubtful accounts	$2.7	$2.7
LIFO reserves	$26.2	$27.1
Other inventory reserves	$9.7	$10.1
Aircraft product liability reserves(b)	$11.1	$5.5
Other accrued liability reserves(c)	$10.8	$13.1

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	The difference between 2002 and 2001 principally reflects additions to the aircraft product liability reserve partially reduced by settlements of aircraft product liability claims within the self-insured retentions.

(c)	Includes both long-term and short-term accrued liability reserves.

     Critical Accounting Policies

      Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition, impairment of long-lived assets, income taxes, inventories and related allowance for obsolete and excess inventory, aircraft product liability reserve and accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

          Revenue Recognition

      Commercial sales and revenue from U.S. Government fixed-price-type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, in accordance with the requirements of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and the customer makes payments. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss.

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

      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

     Impairments of Long-Lived Assets

      We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when events and circumstances indicate that the undiscounted cash flows expected to be generated by an asset (including any proceeds from dispositions) are less than the carrying value of the asset and the asset’s carrying value is less than its fair value. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. As a result of a review in the second quarter of 2001, we determined that the carrying amounts of certain of our long-lived assets were no longer recoverable based on estimates of future operating cash flows to be generated by these assets. As a result, we recognized an impairment charge of approximately $7.5 million in 2001. In 2002, we recorded a $0.8 million write-down of certain optoelectronic equipment and a $0.5 million charge related to the partial write-down of the company’s $2.8 million cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Based on our history of operating earnings, we have not recorded a valuation allowance as of December 29, 2002. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish a valuation allowance, which could impact our financial position and results of operations.

      Provisions for income taxes for 2002, 2001 and 2000 are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

     Inventories and Related Allowance for Obsolete and Excess Inventory

      Inventories are valued at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of products sold. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to assumptions about future demand and market conditions. If actual future demand or market conditions are more or less favorable than those currently projected by management, adjustments may be required. We recorded a charge of $9.8 million in 2001 for the write-off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand. This charge was increased by $0.6 million in 2002, following the final resolution of the second quarter 2001 charge.

          Aircraft Product Liability Reserve

      We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. While we have aircraft and product liability insurance, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors is $10.0 million. We cannot assure that, for 2003 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. The September 11th tragedy had a negative impact on insurance markets and significantly increased insurance costs. Our current aircraft product liability insurance policy expires May 2003.

          Accounting for Pension Plans

      Teledyne Technologies has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 — “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2003, compared with 9.0% in 2002, and its assumed discount rate will be 7.0% in 2003, compared with 7.5% in 2002. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Today’s volatile and declining market is having a greater impact on the Company. As noted above, since the value of the Company’s pension assets at year-end 2002 were less than the accumulated pension benefit obligation, the Company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. The charge to equity did not affect net income and is recorded net of deferred taxes. The charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 13 of the Notes to Consolidated Financial Statements for additional pension disclosures.

     Recent Accounting Pronouncements

SFAS Nos. 141 and 142

      In June 2001, the FASB issued SFAS No. 141 — “Business Combinations,” which changes the accounting for business combinations. This statement supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB Opinion No. 16. Also in June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, “Intangible Assets,” but carries forward some of the provisions. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized, but must be reviewed for impairment. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and

SFAS No. 142 did not have a material effect on its financial position or results of operations. As noted in Note 2 of the Notes to Consolidated Financial Statements, Teledyne Technologies completed the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment charge is required.

      Had the goodwill non-amortization provisions of SFAS No. 142 been in effect for 2001 and 2000, the impact on the net income and earnings per share is shown in the following table (amounts in millions, except per-share data):

	Total Year

	2001	2000

Reported net income	$6.6	$32.3
Add back: goodwill amortization	0.6	0.8
Tax benefit	(0.2)	(0.3)

Adjusted net income	$7.0	$32.8

Basic earnings per share
Reported net income	$0.20	$1.13
Adjusted net income	$0.22	$1.15

Diluted earnings per share
Reported net income	$0.20	$1.09
Adjusted net income	$0.22	$1.11

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

SFAS No. 144

      In August 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30 — “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends Accounting Research Bulletin No. 51-Consolidated Financial Statements. Teledyne Technologies’ adoption of SFAS No. 144, effective January 1, 2002, did not have a material effect on its financial position or results of operations.

SFAS No. 148

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” (SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

Outlook

      Our 2003 outlook reflects anticipated growth in the Company’s defense electronics and instrumentation businesses, but no recovery in the Company’s short cycle electronics and commercial aviation markets. In its Systems Engineering Solutions segment, there is no assurance that the level of government award and incentive fees received in 2002 will continue in 2003.

      Furthermore, given the current state of the economy, rising insurance premiums, the increasingly litigious product liability claims environment, and the Company’s dependence on aftermarket aviation sales, the Company does not expect a meaningful recovery in 2003 operating profit for the Aerospace Engines and Components segment relative to 2002. The Company’s existing aircraft product liability policy expires in May 2003, and the Company is currently evaluating options relating to its insurance coverage. The Company continues to explore strategic alternatives for its Aerospace Engines and Components segment, including a possible divestiture of one or more product lines.

      Although 2003 earnings visibility is limited, based on its current outlook, our management believes that first quarter and full year 2003 earnings per share will be in the range of approximately $0.14 to $0.16 and $0.62 to $0.72, respectively, including approximately $0.13 per share of non-cash pension expense for the full year 2003.

      Full year 2002 earnings included $2.3 million or $0.04 per share in non-cash pension income. The Company currently expects approximately $7.0 million or $0.13 per share of non-cash pension expense in 2003. The reduction in non-cash pension income reflects the continued decline in the value of the Company’s pension assets during 2002 and reductions in the expected rate of return and discount rate assumptions for the Company’s defined benefit plan. The Company’s assumed expected rate of return will be 8.5% in 2003, compared with 9.0% in 2002, and its assumed discount rate will be 7.0% in 2003, compared with 7.5% in 2002. Currently, Teledyne Technologies does not anticipate making cash contributions to its pension plan until 2004. Under one of its spin-off agreements, the earliest the Company will be able to charge pension costs to the U. S. Government under its various government contracts will be November 29, 2004.

Earnings Per Share Summary

(Diluted earnings per common share from continuing operations)

	2003 Full Year		2002	2001
	Outlook		Results	Results

	Low	High	Actual	Actual

Earnings per share (excluding net pension income (expense) and asset impairment, restructuring and other charges)	$0.75	$0.85	$0.73	$0.51
Net pension income (expense)	(0.13)	(0.13)	0.04	0.18

Earnings per share (excluding asset impairment, restructuring and other charges)	0.62	0.72	0.77	0.69
Asset impairment, restructuring and other charges	—	—	—	(0.48)

Earnings per share	$0.62	$0.72	$0.77	$0.21

Safe Harbor Cautionary Statement Regarding Outlook and Other Forward Looking Data

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, receipt of (or failure to receive) government award fees based on performance achievements, the terms of the Company’s renewal of its current products liability insurance policy, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results.

      United States’ and global responses to the Middle East conflict, terrorism and perceived nuclear threats increase uncertainties associated with forward-looking statements about our businesses. Various responses could realign government programs, and affect the composition, funding or timing of our programs. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components.

      We are increasingly experiencing adverse effects of September 11th. The resulting downturn in the stock market, exacerbated by public company issues, has negatively affected the value of the Company’s pension assets. Absent improved market conditions, the Company will be required to make a contribution to its pension plan in 2004. In addition, these events have had significant impacts on the insurance markets greatly increasing insurance costs. Our existing aircraft product liability insurance policy expires in May 2003 and our directors and officers policy expires in November 2003.

      We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

      While Teledyne Technologies’ growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the recent acquisition of Monitor Labs Incorporated, involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies. Also, we may not be able to sell or exit timely or on acceptable terms our remaining non-core or under-performing product lines, particularly given the current economic environment.

      Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 14 of this Form 10-K under the caption “Risk Factors; Cautionary Statements as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Report of Management

      The management of Teledyne Technologies is responsible for the integrity of the financial data reported by Teledyne Technologies. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that such statements reflect fairly the consolidated financial position, results of operations and cash flows of Teledyne Technologies.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      The information required by this item is included in this Report at page 38 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included in this Report at pages 49 through 77. See the “Index to Financial Statements and Related Information” at page 49.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      In addition to the information set forth under the caption “Executive Management” beginning at page 11 in Part I of this Report, the information concerning the directors of Teledyne Technologies required by this item is set forth in the 2003 Proxy Statement under the caption “Item 1 on Proxy Card — Election of Directors” and is incorporated herein by reference.

Item 11. Executive Compensation.

      The information required by this item is set forth in the 2003 Proxy Statement under the captions “Directors Compensation”, “Item 2 on Proxy Card — Amendment to the 1999 Non-Employee Director Stock Compensation Plan,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. TDY does not incorporate by reference in this Form 10-K either the “2002 Report on Executive Compensation” or the “Cumulative Total Stockholder Return” section of the 2003 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is set forth in the 2003 Proxy Statement under the caption “Stock Ownership Information” and “Equity Compensation Plans Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item is set forth in the 2003 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures.

      Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within 90 days prior to the filing of this report, the Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

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

2. A process which requires the key business general managers and their respective controllers to confirm their respective business units’ quarterly financial statements and specific internal control procedures prior to final certification by our Chief Executive Officer and Chief Financial Officer;

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
       Shelley D. Green, Treasurer
       Brian A. Levan, Assistant Controller
       Jason VanWees, Director of Corporate Development and Investor Relations

      Among its tasks, the Sarbanes-Oxley Disclosure Committee will discuss and review disclosure issues to help the Company fulfill its disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Corporate Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company’s management.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 49 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 77 of this Report, which is incorporated herein by reference.

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the certifications of this Report and incorporated herein by reference.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002:

None.

      (c) Exhibits

See Item 15(a)(3) above.

      (d) Financial Statement Schedules

See Item 15(a)(2) above.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Teledyne Technologies Incorporated

      We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 29, 2002 and December 30, 2001, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Los Angeles, California

January 28, 2003

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

	2002	2001	2000

Sales	$772.7	$744.3	$795.1
Costs and expenses
Cost of sales	584.9	573.4	579.6
Selling, general and administrative expenses	145.6	143.8	158.4
Asset impairment charge	—	7.5	—
Restructuring and other charges	(0.7)	8.8	—

	729.8	733.5	738.0

Income before other income and expense and income taxes	42.9	10.8	57.1
Interest and debt expense, net	0.6	1.9	5.3
Other income (expense)	(0.2)	2.4	1.1

Income from continuing operations before income taxes	42.1	11.3	52.9
Provision for income taxes	16.7	4.5	21.0

Income from continuing operations	25.4	6.8	31.9
Discontinued operations, net of tax	—	(0.2)	0.4

Net income	$25.4	$6.6	$32.3

Basic earnings per common share:
Continuing operations	$0.79	$0.21	$1.12
Discontinued operations	—	(0.01)	0.01

Basic earnings per common share	$0.79	$0.20	$1.13

Diluted earnings per common share:
Continuing operations	$0.77	$0.21	$1.08
Discontinued operations	—	(0.01)	0.01

Diluted earnings per common share	$0.77	$0.20	$1.09

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	2002	2001

Current Assets
Cash and cash equivalents	$19.0	$11.9
Accounts receivables, net	109.2	108.7
Inventories, net	66.8	56.1
Deferred income taxes, net	18.9	18.4
Prepaid expenses, taxes and other current assets	8.0	14.2

Total current assets	221.9	209.3
Property, plant and equipment, net	74.7	80.2
Deferred income taxes, net	22.2	7.9
Goodwill, net	44.3	26.2
Other assets, net	28.0	25.7

Total Assets	$391.1	$349.3

Liabilities and Stockholders’ Equity
Accounts payable	$53.1	$36.9
Accrued liabilities	66.2	57.1

Total current liabilities	119.3	94.0
Long-term debt	—	30.0
Accrued pension obligation	40.5	—
Accrued postretirement benefits	26.8	29.0
Other long-term liabilities	27.7	23.3

Total Liabilities	214.3	176.3
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 2002 — 32,048,827 and 2001 — 31,859,839	0.3	0.3
Additional paid-in capital	129.8	128.0
Retained earnings	69.9	44.5
Accumulated other comprehensive income (loss)	(23.2)	0.2

Total Stockholders’ Equity	176.8	173.0

Total Liabilities and Stockholders’ Equity	$391.1	$349.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity

Balance, January 2, 2000	$0.3	$37.9	$5.6	$0.7	$44.5
Net income	—	—	32.3	—	32.3
Other comprehensive income, net of tax:
Foreign currency translation losses	—	—	—	(0.6)	(0.6)

Comprehensive income	—	—	32.3	(0.6)	31.7
Exercise of stock options and other, net	—	2.9	—	—	2.9
Issuance of common stock	—	84.0	—	—	84.0

Balance, December 31, 2000	0.3	124.8	37.9	0.1	163.1
Net income	—	—	6.6	—	6.6
Other comprehensive income, net of tax:
Gain on marketable equity security	—	—	—	0.2	0.2
Foreign currency translation losses	—	—	—	(0.1)	(0.1)

Comprehensive income	—	—	6.6	0.1	6.7
Exercise of stock options and other, net	—	3.2	—	—	3.2

Balance, December 30, 2001	0.3	128.0	44.5	0.2	173.0
Net income	—	—	25.4	—	25.4
Other comprehensive income, net of tax:
Loss on marketable equity security	—	—	—	(0.4)	(0.4)
Foreign currency translation gains	—	—	—	0.2	0.2
Minimum pension liability adjustment	—	—	—	(23.2)	(23.2)

Comprehensive income (loss)	—	—	25.4	(23.4)	2.0

Exercise of stock options and other, net	—	1.8	—	—	1.8

Balance, December 29, 2002	$0.3	$129.8	$69.9	$(23.2)	$176.8

The accompanying notes are an integral part of these financial statements

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2002	2001	2000

Operating Activities
Net income from continuing operations	$25.4	$6.8	$31.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	21.8	20.5	14.8
Deferred income taxes	(13.7)	17.7	3.4
(Gains) losses on sale of property, plant and equipment	0.9	—	(0.1)
Noncash asset impairment, restructuring and other charges	—	15.6	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease(increase) in accounts receivables	4.3	10.7	(9.4)
Decrease (increase) in inventories	(8.0)	1.4	(13.8)
Decrease (increase) in prepaid expenses and other assets	0.5	(2.5)	(1.6)
Decrease in long-term assets	1.6	1.9	—
Increase (decrease) in accounts payable	14.8	(22.3)	14.5
Increase(decrease) in accrued liabilities	3.6	(2.2)	9.1
Increase (decrease) in current income taxes receivable, net	7.7	(4.6)	(4.3)
Increase (decrease) in other long-term liabilities	5.4	(12.2)	4.3
Decrease in accrued postretirement benefits	(2.2)	(2.2)	(2.4)
Increase (decrease) in accrued pension obligation	12.1	(10.4)	(9.5)
Other operating, net	—	0.8	(0.4)

Net cash provided by operating activities from continuing operations	74.2	19.0	36.5
Net cash from discontinued operations	(0.9)	(1.3)	1.5

Net cash provided by operating activities	73.3	17.7	38.0

Investing Activities
Purchases of property, plant and equipment	(15.4)	(26.4)	(30.7)
Purchase of business and other investments, net of cash acquired	(23.0)	(26.5)	(0.3)
Proceeds from sale of business, net	—	—	17.0
Disposals of property, plant and equipment	—	1.0	0.1
Other investing, net	0.8	(1.3)	(4.0)

Net cash used by investing activities from continuing operations	(37.6)	(53.2)	(17.9)
Net cash used by discontinued operations	—	—	(1.5)

Net cash used by investing activities	(37.6)	(53.2)	(19.4)

Financing Activities
Net proceeds from (repayments of) long-term debt	(30.0)	30.0	(97.0)
Net proceeds from common stock offering	—	—	84.0
Proceeds from exercise of stock options and other, net	1.4	2.5	2.2

Net cash provided (used) by financing activities	(28.6)	32.5	(10.8)

Increase (decrease) in cash and cash equivalents	7.1	(3.0)	7.8
Cash and cash equivalents — beginning of year	11.9	14.9	7.1

Cash and cash equivalents — end of year	$19.0	$11.9	$14.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

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

      Teledyne Technologies consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom and Mexico; the Systems Engineering Solutions segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy Systems segment with operations in the United States. In 2001, the Company realigned and changed the reporting structure of some of its business units. The Test Services and Geophysical Instruments business units that were previously part of our Systems Engineering Solutions segment are now part of an expanded instruments group under the Electronics and Communications segment. This realignment also resulted in a new segment, the Energy Systems segment, the results of which had previously been reported under the Systems Engineering Solutions segment. The Energy Systems segment, which provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies, currently includes the majority-owned entity that was formed in the third quarter of 2001. Accordingly, the Company has restated its previously reported segment data to reflect this realignment and structure.

      A $200 million five-year revolving credit agreement was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to the assumption of the facility by Teledyne Technologies. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. Such amount has been repaid in full. In addition, prior to and in connection with the spin-off, Teledyne Technologies and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services. Teledyne Technologies principal spin-off requirements to assure a favorable tax treatment have been satisfied. Teledyne Technologies completed its required public offering in August 2000 and used the proceeds in accordance with ATI’s tax ruling, as amended.

Note 2. Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements of Teledyne Technologies include the accounts of the businesses as described in Note 1. Significant intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2002 presentation.

     Fiscal Year

      The Company is on a 53/52-week fiscal year convention. Fiscal years 2002, 2001 and 2000 were 52-week years and ended on December 29, 2002, December 30, 2001 and December 31, 2000, respectively. References to the years 2002, 2001 and 2000 are intended to refer to the respective fiscal year unless otherwise noted.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, environmental and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

     Revenue Recognition

      Commercial sales and revenue from U.S. Government fixed-price-type contracts generally are recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price-type contracts that require substantial performance over a long time period (one or more years) before shipments begin, in accordance with the requirements of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned.

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

      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

     Research and Development

      Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $26.2 million in 2002, $31.3 million in 2001 and $31.7 million in 2000. Costs related to customer-funded research and development contracts were $170.6 million in 2002, $179.4 million in 2001 and $215.7 million in 2000 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for Company-funded research and development is recoverable through overhead cost allowances on government contracts.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Net Income Per Common Share

      The average number of shares of Teledyne Technologies’ Common Stock used in the computation of basic net income per common share were 32,220,883, 31,736,215 and 28,589,597 for the 2002, 2001 and 2000 fiscal years, respectively. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share. The average number of shares of Teledyne Technologies’ Common Stock used in the computation of diluted net income per common share were 32,886,852, 32,357,315 and 29,477,594 for the 2002, 2001 and 2000 fiscal years, respectively.

     Accounts Receivable

      Receivables are presented net of a reserve for doubtful accounts of $2.7 million at both December 29, 2002 and December 30, 2001. Expense recorded for the reserve for doubtful accounts was $0.6 million, $0.7 million and $0.1 million for 2002, 2001, and 2000, respectively. In 2000, the Company collected $1.3 million for a receivable that was reserved for at January 2, 2000. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

     Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $15.4 million and $4.5 million at December 29, 2002 and December 30, 2001, respectively.

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

     Goodwill

      Teledyne Technologies’ goodwill was $44.3 million at December 29, 2002 and $26.2 million at December 30, 2001. Goodwill primarily includes goodwill acquired as part of the acquisitions of Monitor Labs Incorporated (Monitor Labs) in 2002 and Advanced Pollution Instrumentation, Inc. (API) in 2001. In 2002, the goodwill amount related to the API acquisition was lowered by $1.1 million following the receipt of a tax refund of $1.1 million related to the acquisition.

      In accordance with the provisions of SFAS No. 142 — “Goodwill and Other Intangible Assets,” goodwill is no longer amortized, but must be reviewed for impairment. In 2002, Teledyne Technologies

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

completed its review of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment charge is required.

     Other Long-Lived Assets

      The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value. In 2002, Teledyne Technologies recorded a $0.5 million charge for the partial write-down of the company’s $2.8 million cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2002, Teledyne Technologies also recorded a $0.8 million write-down of certain optoelectronic equipment.

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

     Foreign Currency Translation

      The Company’s foreign entities’ accounts are measured using local currency as the functional currency. Assets and liabilities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at the rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income in stockholders’ equity. Most of the Company’s sales are denominated in U. S. dollars which mitigates the effect of exchange rate changes.

     Recent Accounting Pronouncements

      SFAS Nos. 141 and 142. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 — “Business Combinations,” which changes the accounting for business combinations. This statement supersedes Accounting Principles Board (APB) Opinion No. 16, “Business Combinations,” and amends or supersedes a number of interpretations of APB 16. Also in June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangible Assets,” which changes the accounting for goodwill. This statement supersedes APB Opinion No. 17, “Intangible Assets,” but carries forward some of the provisions. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized, but must

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be reviewed for impairment. The requirements of SFAS No. 141 are effective for any business combination that is completed after June 30, 2001. SFAS No. 142 was effective January 1, 2002, except for certain provisions that apply to goodwill and intangible assets acquired after June 30, 2001. Teledyne Technologies’ adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on its financial position or results of operations. As noted in Note 2, Teledyne Technologies completed its review of the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment charge is required.

      Had the goodwill non-amortization provisions of SFAS No. 142 been in effect for 2001 and 2000, the impact on the net income and earnings per share is shown in the following table (amounts in millions, except per-share data):

	Total Year

	2001	2000

Reported net income	$6.6	$32.3
Add back: goodwill amortization	0.6	0.8
Tax benefit	(0.2)	(0.3)

Adjusted net income	$7.0	$32.8

Basic earnings per share
Reported net income	$0.20	$1.13
Adjusted net income	$0.22	$1.15
Diluted earnings per share
Reported net income	$0.20	$1.09
Adjusted net income	$0.22	$1.11

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

      SFAS No. 144. In August 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for impairment or disposal of long-lived assets. It supersedes SFAS No. 121 — “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and supersedes certain provisions of APB Opinion No. 30 — “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and amends Accounting Research Bulletin No. 51-Consolidated Financial Statements. Teledyne Technologies’ adoption of SFAS No. 144, effective January 1, 2002, did not have a material effect on its financial position or results of operations.

      SFAS No. 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” (SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Hedging Activities

      Teledyne Technologies has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2002 and 2001. Teledyne Technologies believes that adequate controls are in place to monitor any hedging activities.

     Supplemental Cash Flow Information

      Teledyne Technologies cash payments for federal, foreign and state income taxes were $13.5 million for 2002 which is net of refunds of $7.4 million. Teledyne Technologies received a net cash refund for federal, foreign and state income taxes of $10.0 million in 2001. Cash payments for federal, foreign and state income taxes were $22.1 million for 2000. Cash payments for interest and facility fees by Teledyne Technologies totaled approximately $0.7 million, $1.7 million and $5.3 million for 2002, 2001 and 2000, respectively.

     Comprehensive Income

      Teledyne Technologies’ comprehensive income consists of net income, the minimum pension liability adjustment, changes in the value of marketable equity securities and foreign currency translation adjustments. The minimum pension liability adjustment was recorded net of deferred taxes. See Note 13 for a further discussion of the pension adjustment. Teledyne Technologies’ comprehensive income was $2.0 million, $6.7 million and $31.7 million for the years 2002, 2001 and 2000, respectively.

Note 3. Restructuring, Asset Impairment, Product Recall and Other Charges

      In the second quarter of 2001, the Company recorded a $26.4 million pretax charge of which $7.4 million was for asset impairment, $8.7 million was for restructuring and other charges, $10.0 million was for inventory write-downs and a $0.3 million pretax charge for discontinued operations. The 2001 charge included plans to exit, within 12 months, manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

      The charge also included: restructuring charges for employee termination benefits; the consolidation and downsizing of manufacturing operations; non-cancelable lease expenses; and transaction costs associated with the formation of Teledyne Energy Systems, Inc. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The Company recorded asset impairment charges for equipment, net of expected sale proceeds, and goodwill related to product lines to be discontinued and the loss on the sale of non-core product lines. A charge was also recorded in cost of sales for the write-off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand. The Company has exited the manufacturing of industrial solid state relays and certain microwave switches and filters from its Electronics and Communications segment.

      At December 30, 2001, the estimate of the second quarter charge remained at $26.4 million, but there were some changes in income statement classification. At year-end 2001, the cumulative restructuring charges were $8.8 million, cumulative asset impairment charges were $7.5 million, cumulative charges to cost of sales related to excess and obsolete inventory were $9.8 million and the pretax charge for discontinued operations remained at $0.3 million.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      At December 29, 2002, Teledyne Technologies recorded income of $0.1 million following the final resolution of the 2001 second quarter charge. In addition there were some changes in income statement classification. At year-end 2002, the cumulative restructuring charges were $8.1 million and the cumulative charges to cost of sales related to excess and obsolete inventory were $10.4 million, with no change to either the asset impairment charge or the pretax charge for discontinued operations. This resulted in $0.2 million of income in the Electronics and Communications segment in 2002 and an additional cost impact of $0.1 million in the Systems Engineering segment during 2002. Final charges by segment were as follows: $15.4 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The $26.3 million charge also included a $0.2 million restructuring charge for the corporate office and a pretax charge of $0.3 million was recorded for discontinued operations. The following table details the components of the 2001 second quarter charge and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Asset Impairments
					Restructuring
	Property,
	Plant and				Employee			Inventory	Discontinued
	Equipment	Goodwill	Other	Total	Terminations	Other	Total	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$7.4	$6.1	$2.6	$8.7	$10.0	$0.3	$26.4
Change in estimate 2001	—	—	0.1	0.1	(0.4)	0.5	0.1	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	7.5	5.7	3.1	8.8	9.8	0.3	26.4
Change in estimate 2002	—	—	—	—	(0.5)	(0.2)	(0.7)	0.6	—	(0.1)

Total charge	$1.9	$1.8	$3.8	$7.5	$5.2	$2.9	$8.1	$10.4	$0.3	$26.3

Final Disposition of the Charge:
Assets disposed	$1.9	$1.8	$3.8	$7.5				$10.4		$17.9

Cash payments					$5.2	$2.9	$8.1		$0.3	$8.4

      The following table details the original 2001 second quarter charge by segment and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Original Charge	Year End	Year End
	2nd QTR 2001	2001	2002

Electronics and Communications	$15.9	$15.6	$15.4
Systems Engineering Solutions	4.2	4.4	4.5
Aerospace Engines and Components	0.3	0.3	0.3
Energy Systems	5.5	5.6	5.6
Corporate	0.2	0.2	0.2
Discontinued Operations	0.3	0.3	0.3

Total	$26.4	$26.4	$26.3

      The 2000 results include pretax charges of $12.0 million for product recall reserves in the Aerospace Engines and Components segment. The 2000 results also include $1.4 million of pretax charges for cost adjustments in selected product lines in the Systems Engineering Solutions segment and $0.8 million of pretax charges for receivables adjustments in the Energy Systems segment.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Business Combinations and Discontinued Operation

      On September 27, 2002, Teledyne Technologies acquired Monitor Labs from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. In November 2001, Teledyne Technologies acquired API for $25 million in cash. API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California. Monitor Labs and API’s results are included in the consolidated financial statements since the date of each respective acquisition. Both API and Monitor Labs are components of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronic and Communications business segment. In both acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to identifiable intangible assets including goodwill in accordance with SFAS No. 141.

      In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. This transaction was recorded as a transfer of net assets between entities under common control in accordance with SFAS No. 141. The company focuses on supplying hydrogen gas generators and thermoelectric power systems as well as commercialization of proton exchange membrane (PEM) fuel cell stacks, test stands and systems.

      In 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment for a net after-tax gain of $0.7 million. Initial net proceeds from the sale in 2000 were $17.0 million. In both 2002 and 2001, Teledyne Technologies made payments for purchase price adjustments and workers’ compensation insurance. The consolidated financial statements reflect Teledyne Cast Parts as a discontinued operation. Sales for Teledyne Cast Parts were $31.8 million for 2000. The income from discontinued operations for 2000 includes the after-tax gain on the sale and an after-tax net operating loss of $0.2 million. The operating results of Teledyne Cast Parts were net of an income tax benefit of $0.1 million in 2000. In 2001, Teledyne Technologies recorded a pretax charge of $0.3 million for discontinued operations.

Note 5. Financial Instruments

      Teledyne Technologies values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne Technologies estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity. There was no long-term debt outstanding at December 29, 2002. The estimated fair value of Teledyne Technologies’ long-term debt at December 30, 2001 approximated the carrying value of $30 million.

      The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Accounts Receivable

      Accounts receivable are summarized as follows (in millions):

	Balance at year-end

	2002	2001

U.S. Government and prime contractors contract receivables:
Billed receivables	$40.0	$23.3
Unbilled receivables	11.5	17.3
Other receivables, primarily commercial	60.4	70.8

	111.9	111.4
Reserve for doubtful accounts	(2.7)	(2.7)

Total accounts receivable, net	$109.2	$108.7

      The billed contract receivables from the U.S. Government and prime contractors contain $16.9 million and $8.2 million at December 29, 2002 and December 30, 2001, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $11.1 million and $8.7 million at December 29, 2002 and December 30, 2001, respectively, due to long-term contracts.

      Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 7. Inventories

      Inventories consisted of the following (in millions):

	Balance at year-end

	2002	2001

Raw materials and supplies	$23.7	$24.3
Work in process	65.7	52.0
Finished goods	8.5	8.8

Total inventories at cost	97.9	85.1
LIFO reserve	(26.2)	(27.1)
Progress payments	(4.9)	(1.9)

Total inventories, net	$66.8	$56.1

      Inventories, before progress payments, determined on the last-in, first-out method were $57.9 million at December 29, 2002 and $52.0 million at December 30, 2001. The remainder of the inventory was determined using the first-in, first-out and average cost methods and does not differ materially from current cost.

      During 2002, 2001 and 2000, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase net income by $0.8 in 2002, $1.9 million in 2001 and $2.1 million in 2000.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Total inventories at cost were net of $9.7 million and $10.1 million at December 29, 2002 and December 30, 2001, respectively, which were related to reserves for excess, slow moving and obsolete inventory.

      Inventories, before progress payments, related to long-term contracts were $12.9 million and $7.4 million at December 29, 2002 and December 30, 2001, respectively. Progress payments related to long-term contracts at December 29, 2002 were $0.5 million. There were no progress payments related to long-term contracts at December 30, 2001.

      Under the contractual arrangements by which progress payments are received, the customer has a security interest in the inventories associated with specific contracts.

Note 8. Supplemental Balance Sheet Information

      Property, plant and equipment were as follows (in millions):

	Balance at year-end

	2002	2001

Land	$4.9	$4.9
Buildings	35.0	33.2
Equipment	161.6	155.3

	201.5	193.4
Accumulated depreciation and amortization	(126.8)	(113.2)

Total property, plant and equipment, net	$74.7	$80.2

      Other long-term assets included amounts related to deferred compensation, investments, software and other intangible assets. Accrued liabilities included salaries and wages of $27.8 million and $24.6 million at December 29, 2002 and December 30, 2001, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities, environmental liabilities and the long-term portion of product recall reserves.

Note 9. Stockholders’ Equity

      The following is an analysis of activity in Teledyne Technologies common stock:

Common
Stock

Balance, January 2, 2000	26,687,002
Issuance of common stock	4,605,000
Stock options exercised and other	294,733

Balance, December 31, 2000	31,586,735
Stock options exercised and other	273,104

Balance, December 30, 2001	31,859,839
Stock options exercised and other	188,988

Balance, December 29, 2002	32,048,827

      In 2000, Teledyne Technologies issued 4,605,000 shares of its Common Stock in an underwritten public offering for net proceeds of approximately $84.0 million. Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock

      Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding.

Stockholder Rights Plan

      On November 12, 1999, the Company’s Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on each share of Teledyne Technologies’ Common Stock distributed to ATI’s stockholders in connection with the spin-off and each share to become outstanding between the effective date of the spin-off and the earliest of the distribution date, redemption date and final expiration date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Common Stock. Each right will entitle stockholders to then buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $60 per share. There are 1,250,000 shares of Series A Junior Participating Preferred Stock authorized for issuance under the plan. The record date for the distribution was the close of business of November 22, 1999. The rights will expire on November 12, 2009, subject to earlier redemption or exchange by Teledyne Technologies as described in the plan. The rights distribution is not taxable to stockholders.

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

      Teledyne Technologies has established its own long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne Technologies.

      The following disclosures are based on stock options held by Teledyne Technologies’ employees and include the stock options that have been converted from ATI options to Teledyne Technologies’ options as noted above. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion No. 25 — “Accounting for Stock Issued to Employees,” (APB Opinion No. 25) and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” (SFAS No. 123) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25, however, if compensation cost for these options had been determined using the fair-value method prescribed by SFAS No. 123, net income would have been $20.0 million, $2.0 million and $29.4 million for 2002, 2001 and 2000, respectively. Basic earnings per share, if determined under SFAS No. 123, would have been $0.62 for 2002, $0.06 for 2001 and $1.03 for 2000. Diluted earnings per share, if determined under SFAS No. 123, would have been $0.61 for 2002, $0.06 for 2001 and $1.00 for 2000. Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year

	2002	2001	2000

Expected dividend yield	—	—	—
Expected volatility	69.4%	80.7%	93.3%
Risk-free interest rate	5.0%	5.0%	5.5%
Expected lives	8.0	8.0	8.0
Weighted-average fair value of options granted during the year	$10.64	$15.31	$9.87

      Stock option transactions for Teledyne Technologies’ employees are summarized as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,757,451	$14.12	2,429,312	$11.94	2,123,297	$11.84
Granted or issued	635,150	$14.49	720,250	$19.33	699,500	$11.59
Exercised	(88,138)	$10.38	(240,251)	$8.31	(188,346)	$10.76
Canceled or expired	(47,900)	$15.35	(151,860)	$13.22	(205,139)	$10.74

Ending balance	3,256,563	$14.28	2,757,451	$14.12	2,429,312	$11.94

Options exercisable at year-end	2,033,423	$13.29	1,592,964	$12.81	1,187,213	$11.88

      The following table provides certain information with respect to stock options outstanding and stock options exercisable at year-end 2002:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

Under $10.00	963,943	$9.09	6.2	834,993	$9.01
$10.00 – $14.99	1,128,192	$13.97	7.9	488,542	$13.35
$15.00 – $19.99	1,098,676	$18.44	7.0	666,053	$17.78
$20.00 – $24.99	32,334	$24.66	7.9	21,556	$24.66
$25.00 – $28.69	33,418	$27.11	7.9	22,279	$27.11

	3,256,563	$14.28	7.1	2,033,423	$13.29

Non-Employee Director Stock Compensation Plan

      Teledyne Technologies also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and none

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have been exercised. The following table provides certain information with respect to the non-employee director stock options outstanding:

		Weighted
		Average
	Shares	Exercise Price	Price Range

Balance, January 2, 2000	15,073	$9.70	$6.62 – $ 9.94
Stock options issued	20,659	$12.63	$6.61 – $14.75

Balance, December 31, 2000	35,732	$11.39	$6.61 – $14.75
Stock options issued	48,661	$13.04	$8.67 – $22.47

Balance, December 30, 2001	84,393	$12.34	$6.61 – $22.47
Stock options issued	51,531	$14.72	$9.65 – $18.13

Balance, December 29, 2002	135,924	$13.24	$6.61 – $22.47

Note 10. Related Party Transactions

      Prior to and in connection with the spin-off, Teledyne Technologies and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services.

      The Company’s Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of its directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and the Company believes that its relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of nine lenders under the Company’s $200 million credit facility, having committed up to $33,750,000 under the facility. It provides cash management services and an uncommitted $10.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders’ rights plan.

Note 11. Long-Term Debt

      At December 29, 2002, Teledyne Technologies had no long-term debt outstanding. At December 30, 2001, Teledyne Technologies had $30.0 million in long-term debt outstanding in the form of bank borrowings under a $200 million long-term, revolving credit agreement. Borrowings under the agreement are on a revolving basis under commitments available until November 2004. The Company had $200 million available under its credit facility at December 29, 2002. Teledyne Technologies also has available $10.0 million under an uncommitted bank facility with no outstanding amounts at year-end 2002 or 2001. This credit line is utilized, as needed, for periodic cash needs.

      Borrowings under the revolving credit facility bear interest, at Teledyne Technologies option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. At year-end 2001, the interest rate payable on the outstanding debt was 2.60%. The agreement also provides for facility fees which will vary between .35% and .20% of the credit line, depending on Teledyne Technologies’ capitalization ratio as calculated from time to time. Total interest expense including facility fees and other bank charges was $0.9 million in 2002, $2.1 million in 2001 and $5.4 million in 2000.

      The financial covenants of the revolving credit agreement require the Company to maintain specified minimum consolidated net worth and ratios of consolidated debt and interest expense to certain measures

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of income. Under the most restrictive of these covenants, approximately $17.5 million ($11.1 million at December 30, 2001) of stockholders’ equity was available for dividends as of December 29, 2002.

Note 12. Income Taxes

      Provision for income taxes from continuing operations was as follows (in millions):

	2002	2001	2000

Current
Federal	$12.0	$(5.6)	$13.0
State	2.8	(1.2)	4.3
Foreign	1.0	(0.1)	0.3

	15.8	(6.9)	17.6

Deferred
Federal	1.4	9.4	5.0
State	(0.5)	2.0	(1.6)

	0.9	11.4	3.4

Provision for income taxes	$16.7	$4.5	$21.0

      Income before income taxes included income from domestic operations of $40.1 million for 2002, $11.7 million for 2001 and $52.4 million for 2000. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2002	2001	2000

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.5	5.0	5.2
Other	0.2	(0.3)	(0.5)

Effective income tax rate	39.7%	39.7%	39.7%

      Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. No valuation allowance has been recorded against deferred tax assets for

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002 or 2001. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2002	2001

Deferred income tax assets:
Postretirement benefits other than pensions	$10.6	$11.5
Reserves	15.2	12.4
Deferred compensation and other benefit plans(a)	17.6	2.8
Inventory valuation	3.7	5.1
Accrued vacation	5.0	4.9
Other items	—	0.3

Total deferred income tax assets	52.1	37.0
Deferred income tax liabilities:
Property, plant and equipment differences	3.6	3.1
Other items	7.4	7.6

Total deferred income tax liabilities	11.0	10.7

Net deferred income tax asset	$41.1	$26.3

(a)	The 2002 amount includes deferred taxes of $15.2 million recorded in connection with a non-cash charge to stockholders’ equity related to the Company’s pension plan. See Note 13 for further information.

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

      As of the spin-off date, Teledyne Technologies assumed the existing defined benefit plan obligations for all of Teledyne Technologies’ employees, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies’ active employees at its companies that do not perform government contract work. ATI transferred pension assets to fund the new Teledyne Technologies’ defined benefit pension plan.

      Teledyne Technologies’ net periodic pension income was $2.3 million, $9.5 million and $9.0 million in 2002, 2001 and 2000, respectively.

      Teledyne Technologies also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne Technologies established its own 401(k) plan effective April 1, 2000. The costs associated with these plans were $2.8 million, $3.1 million, and $3.1 million, for 2002, 2001 and 2000, respectively.

      The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for 2002, 2001 and 2000 (in millions):

	Pension Benefits			Postretirement Benefits

	2002	2001	2000	2002	2001	2000

Service cost — benefits earned during the period	$11.6	$11.9	$12.9	$0.1	$0.1	$0.1
Interest cost on benefit obligation	27.5	26.5	25.1	1.1	1.0	0.9
Expected return on plan assets	(40.1)	(40.0)	(38.7)	—	—	—
Amortization of net transition asset	—	(4.7)	(6.4)	—	—	—
Amortization of prior service cost	2.3	2.5	2.2	(0.4)	(0.4)	(0.4)
Recognized actuarial gain	(3.6)	(5.7)	(4.1)	(1.3)	(1.6)	(1.7)

Net periodic benefit income	$(2.3)	$(9.5)	$(9.0)	$(0.5)	$(0.9)	$(1.1)

      The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

	Pension		Postretirement
	Benefits		Benefits

	2002	2001	2002	2001

Changes in benefit obligation:
Benefit obligation — beginning of year	$375.8	$366.0	$15.8	$14.5
Service cost — benefits earned during the period	11.6	11.9	0.1	0.1
Interest cost on projected benefit obligation	27.5	26.5	1.1	1.0
Actuarial (gain) loss	17.9	(9.3)	0.5	1.5
Benefits paid	(18.4)	(21.1)	(1.5)	(1.3)
Plan amendments	—	1.8	—	—

Benefit obligation — end of year	$414.4	$375.8	$16.0	$15.8

      The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne Technologies’ defined benefit pension plans (in millions):

	Pension Benefits

	2002	2001

Changes in plan assets:
Fair value of plan assets — beginning of year	$386.5	$418.4
Actual return on plan assets	(33.3)	(11.4)
Employer contribution	0.6	0.6
Benefits paid	(18.4)	(21.1)

Fair value of plan assets — end of year	$335.4	$386.5

      The weighted average discount rate used in determining the benefit obligations was 7.5% as of December 29, 2002 and December 30, 2001. The weighted average rate of increase in future compensation levels used in determining the benefit obligations was approximately 4.5% in 2002 and 2001. The expected weighted average long-term rate of return on assets was 9.0% in 2002 and 2001.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the funded status and amounts recognized in Teledyne Technologies’ consolidated balance sheets for the defined benefit pension plan and the postretirement benefit plan at year-end 2002 and 2001 (in millions):

	Pension		Postretirement
	Benefits		Benefits

	2002	2001	2002	2001

Funded status	$(79.0)	$10.7	$(16.0)	$(15.8)
Unrecognized prior service cost	10.9	13.2	—	(0.3)
Unrecognized net (gain) loss	74.8	(20.1)	(10.8)	(12.9)

Prepaid (accrued) benefit cost	$6.7	$3.8	$(26.8)	$(29.0)

Prepaid pension cost	$—	$5.2	$—	$—
Accrued pension obligation	(40.5)	—	—	—
Accrued postretirement benefits	—	—	(26.8)	(29.0)
Accumulated other comprehensive income	38.4	—	—	—
Intangible pension asset	10.4	—	—	—
Other liabilities	(1.6)	(1.4)	—	—

Net amount recognized	$6.7	$3.8	$(26.8)	$(29.0)

      SFAS 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. Since this condition existed as of December 29, 2002, the company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. The accrued pension obligation includes the additional long-term pension liability and is net of prepaid pension costs. The charge to equity did not affect net income and is recorded net of deferred taxes of $15.2 million and will be reversed should the value of the pension assets exceed the ABO as of a future measurement date.

      The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10% in 2002 and was assumed to decrease to 5% by the year 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $54 thousand for 2002 and would result in an increase in the postretirement benefit obligation by $795 thousand at December 29, 2002. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $48 thousand for 2002 and would result in a decrease in the postretirement benefit obligation by $710 thousand at December 29, 2002.

Note 14. Business Segments

      Teledyne Technologies is a leading provider of sophisticated electronic components, instruments and communications products, systems engineering solutions and information technology services, and aerospace engines and components as well as on-site gas and power generation systems. Its customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies.

      Teledyne Technologies operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets. The Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., offers a wide range of engineering solutions and information services to government defense, aerospace and commercial customers. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and batteries. The Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies. It currently includes the majority-owned entity that was formed in the third quarter of 2001.

      Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, net pension assets/ liabilities and other assets.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information on the Company’s business segments was as follows (in millions):

Sales	2002	2001	2000

Electronics and Communications	$388.0	$369.7	$373.4
Systems Engineering Solutions	206.7	200.8	212.3
Aerospace Engines and Components	162.9	159.2	199.8
Energy Systems	15.1	14.6	9.6

Total sales	$772.7	$744.3	$795.1

Operating profit (loss)
Electronics and Communications	$35.9	$9.9	$39.3
Systems Engineering Solutions	20.6	12.1	18.2
Aerospace Engines and Components	2.7	8.2	15.8
Energy Systems	(1.9)	(6.0)	(0.9)

Segment operating profit	57.3	24.2	72.4
Corporate expense	(14.4)	(13.4)	(15.3)
Interest and debt expense, net	(0.6)	(1.9)	(5.3)
Other income (expense)	(0.2)	2.4	1.1

Income before taxes	$42.1	$11.3	$52.9

Depreciation and amortization
Electronics and Communications	$14.8	$13.4	$9.6
Systems Engineering Solutions	2.1	2.1	2.1
Aerospace Engines and Components	4.4	4.6	3.0
Energy Systems	0.5	0.4	0.1

Total depreciation and amortization	$21.8	$20.5	$14.8

Capital expenditures
Electronics and Communications	$8.3	$18.8	$21.4
Systems Engineering Solutions	3.1	2.0	3.4
Aerospace Engines and Components	3.6	5.1	5.6
Energy Systems	0.4	0.5	0.3

Total capital expenditures	$15.4	$26.4	$30.7

Identifiable assets
Electronics and Communications	$197.2	$177.6	$150.6
Systems Engineering Solutions	37.8	35.8	54.8
Aerospace Engines and Components	53.4	54.1	63.9
Energy Systems	8.3	9.2	8.0
Corporate	94.4	72.6	73.6

Total identifiable assets	$391.1	$349.3	$350.9

      The Company’s total backlog of confirmed orders was approximately $324.1 million at December 29, 2002, $300.8 million at December 30, 2001 and $339.2 million at December 31, 2000.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2002	2001	2000

Electronics and Communications	$115.2	$107.8	$97.5
Systems Engineering Solutions	202.4	195.7	193.2
Aerospace Engines and Components	25.5	27.3	51.4
Energy Systems	9.3	7.8	5.2

Total U.S. Government sales	$352.4	$338.6	$347.3

      Sales to the U.S. Government included sales to the Department of Defense of $233.5 million in 2002, $226.6 million in 2001 and $246.8 million in 2000.

      Total international sales were $126.6 million in 2002, $126.2 million in 2001 and $135.2 million in 2000. Of these amounts, sales by operations in the United States to customers in other countries were $118.3 million in 2002, $113.6 million in 2001 and $119.2 million in 2000. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s net sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 15. Commitments and Contingencies

      Rental expense, under operating leases, net of sublease income, was $10.4 million in 2002, $9.6 million in 2001 and $8.4 million in 2000. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year as of December 29, 2002, were as follows (in millions): $9.0 in 2003, $8.8 in 2004, $7.1 in 2005, $2.6 in 2006, $2.4 in 2007 and $12.5 thereafter.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

likely to have a material adverse effect on the Company’s financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

      At December 29, 2002, the Company’s reserves for environmental remediation obligations totaled approximately $2.4 million, of which approximately $0.8 million were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

      In connection with the spin-off, ATI received a tax ruling from the Internal Revenue Service stating in principle that the spin-off will be tax free to ATI and ATI’s stockholders. The continuing validity of the IRS tax ruling is subject to the use of the proceeds from the public offering for research and development and related capital projects, for the further development of manufacturing capabilities and for acquisitions and/or joint ventures. This requirement had been satisfied as of December 30, 2001.

      The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If the Company were required to satisfy the indemnity to ATI, such an obligation could have a material adverse effect on its financial condition, results of operations and cash flow and the amount the Company could be required to pay could exceed its net

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

worth by a substantial amount. The Company believes that it has satisfied all principal spin-off requirements to assure such tax treatment.

      A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $10.0 million. The Company’s current aircraft product liability insurance policy expires May 2003.

Note 16. Quarterly Financial Data (Unaudited)

      The following is Teledyne Technologies’ quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2002

Sales	$183.3	$188.0	$191.8	$209.6
Gross profit	$44.3	$46.3	$48.2	$49.0
Net income	$5.1	$6.2	$6.9	$7.2
Basic earnings per share	$0.16	$0.19	$0.22	$0.23
Diluted earnings per share	$0.16	$0.19	$0.21	$0.22

Fiscal year 2001(a)

Sales	$189.7	$184.0	$185.6	$185.0
Gross profit	$43.4	$36.1	$44.5	$46.7
Net income (loss) from continuing operations	$4.8	$(10.2)	$5.7	$6.5
Discontinued operations, net of tax	—	(0.2)	—	—

Net income(loss)	$4.8	$(10.4)	$5.7	$6.5

Basic earnings (loss) per share:
Continuing operations	$0.15	$(0.32)	$0.18	$0.20
Discontinued operations	—	(0.01)	—	—

Basic earnings (loss) per share	$0.15	$(0.33)	$0.18	$0.20

Diluted earnings (loss) per share:
Continuing operations	$0.15	$(0.32)	$0.18	$0.20
Discontinued operations	—	(0.01)	—	—

Diluted earnings (loss) per share	$0.15	$(0.33)	$0.18	$0.20

(a)	The 2001 results include second quarter pretax charges of $26.4 million for asset impairments and restructuring and other charges, of which a pretax charge of $0.3 million is included in discontinued operations.

Schedule II

TELEDYNE TECHNOLOGIES INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 29, 2002, December 30, 2001 and December 31, 2000
(In millions)

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions(a)	period

Fiscal 2002
Reserve for doubtful accounts	$2.7	0.6	—	(0.6)	$2.7
Aircraft product liability reserve	$5.5	14.0	—	(8.4)	$11.1
Environmental reserves	$2.4	1.3	—	(1.3)	$2.4

Fiscal 2001
Reserve for doubtful accounts	$2.0	0.7	—	—	$2.7
Aircraft product liability reserve	$21.0	11.9	—	(27.4)	$5.5
Environmental reserves	$2.3	0.4	—	(0.3)	$2.4

Fiscal 2000
Reserve for doubtful accounts	$3.3	0.1	—	(1.4)	$2.0
Aircraft product liability reserve	$15.3	20.0	—	(14.3)	$21.0
Environmental reserves	$1.0	1.6	—	(0.3)	$2.3

(a)	Represents payments except the 2002 amount for allowance for doubtful accounts primarily represents the write-off of uncollectible accounts and the 2000 amount for allowance for doubtful accounts primarily represents the collection of an account previously reserved.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 4, 2003.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ ROBERT MEHRABIAN

Robert Mehrabian
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT MEHRABIAN Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2003

/s/ ROBERT J. NAGLIERI Robert J. Naglieri	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2003

/s/ DALE A. SCHNITTJER Dale A. Schnittjer	Vice President and Controller (Principal Accounting Officer)	March 4, 2003

* Robert P. Bozzone	Director	March 4, 2003

* Frank V. Cahouet	Director	March 4, 2003

* Diane C. Creel	Director	March 4, 2003

* Charles Crocker	Director	March 4, 2003

* Paul D. Miller	Director	March 4, 2003

* Charles H. Noski	Director	March 4, 2003

* Charles J. Queenan, Jr.	Director	March 4, 2003

* Michael T. Smith	Director	March 4, 2003

*By /s/ MELANIE S. CIBIK Melanie S. Cibik Pursuant to Powers of Attorney filed as Exhibits 24.1 and 24.2

CERTIFICATIONS

      I, Robert Mehrabian, certify that:

1. I have reviewed this annual report on Form 10-K of Teledyne Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ ROBERT MEHRABIAN

Robert Mehrabian
Chairman, President and Chief Executive Officer

      I, Robert J. Naglieri, certify that:

1. I have reviewed this annual report on Form 10-K of Teledyne Technologies Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining the disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ ROBERT J. NAGLIERI

Robert J. Naglieri
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999
(File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
4.2	Credit Agreement dated as of October 29, 1999 among Allegheny Teledyne Incorporated, Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.3	First Amendment to the Credit Agreement dated as of November 10, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.4	Second Amendment to the Credit Agreement dated as of July 28, 2000 (incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended July 2, 2000 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/ A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Trademark License Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.4	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.6	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

Exhibit
No.	Description

10.8	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan*†
10.9	Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.10	Letter Agreement confirming Robert Mehrabian’s Salary*†
10.11	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) and with respect to Robert J. Naglieri incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-Q for the quarter ended October 1, 2000 (File No. 1-15295))†
10.12	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.13	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.14	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.15	Teledyne Technologies Incorporated Pension Equalization/ Benefit Restoration Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.16	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.17	Form of Restricted Stock Award Agreement — July 25, 2000 Award*†
10.18	Form of Restricted Stock Award Agreement — January 22, 2002 Award*†
10.19	Form of Restricted Stock Award Agreement — February 25, 2003 Award*†
21	Significant Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Auditors*
24.1	Power of Attorney — Directors *
24.2	Power of Attorney — Charles Crocker*
99.1	906 Certification of Robert Mehrabian*
99.2	906 Certification of Robert J. Naglieri*

*	Filed herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.