Form 10-Q
period 2003-03-30
TELEDYNE TECHNOLOGIES INC
filed 2003-05-14
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    [X]               No    [   ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]               No    [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2003

Common Stock, $.01 par value per share	32,172,634 shares

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED CONDENSED BALANCE SHEETS
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
Index to Exhibits
EXHIBIT 4
EXHIBIT 99.1
EXHIBIT 99.2

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 30, 2003 AND DECEMBER 29, 2002
(Amounts in millions, except share amounts)

	March 30,	December 29,
	2003	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15.4	$19.0
Receivables, net	108.1	109.2
Inventories, net	74.3	66.8
Deferred income taxes, net	19.2	18.9
Prepaid expenses, notes receivable and other	7.8	8.0

Total Current Assets	224.8	221.9
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $131.3 at March 30, 2003 and $126.8 at December 29, 2002	72.5	74.7
Deferred income taxes, net	25.2	22.2
Goodwill, net	44.3	44.3
Other assets	27.4	28.0

Total Assets	$394.2	$391.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$48.5	$53.1
Accrued liabilities	69.1	66.2

Total Current Liabilities	117.6	119.3
Accrued pension obligation	42.1	40.5
Accrued postretirement benefits	26.5	26.8
Other long-term liabilities	24.5	27.7

Total Liabilities	210.7	214.3
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,172,634 at March 30, 2003 and 32,048,827 at December 29, 2002	0.3	0.3
Additional paid-in capital	131.0	129.8
Retained earnings	75.4	69.9
Accumulated other comprehensive income (loss)	(23.2)	(23.2)

Total Stockholders’ Equity	183.5	176.8

Total Liabilities and Stockholders’ Equity	$394.2	$391.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter

	2003	2002

Sales	$197.2	$183.3
Costs and expenses
Cost of sales	151.6	139.0
Selling, general and administrative expenses	36.4	35.7

	188.0	174.7

Income before other income and expense and income taxes	9.2	8.6
Interest and debt expense, net	(0.1)	(0.3)
Other income (expense)	(0.1)	0.2

Income before income taxes	9.0	8.5
Provision for income taxes	3.5	3.4

Net Income	$5.5	$5.1

Basic earnings per common share	$0.17	$0.16

Weighted average basic common shares outstanding	32.2	32.0

Diluted earnings per common share	$0.17	$0.16

Weighted average diluted common shares outstanding	32.5	32.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
(Unaudited — Amounts in millions)

	First Quarter

	2003	2002

CASH FLOW FROM OPERATING ACTIVITIES
Net income	$5.5	$5.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5.6	5.1
Deferred income taxes	(3.3)	3.4
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivables	1.2	(11.4)
(Increase) decrease in inventories	(7.5)	1.1
(Increase) decrease in prepaid expenses and other assets	0.1	(0.7)
Increase (decrease) in accounts payable	(4.6)	5.5
Increase (decrease) in accrued liabilities	(3.0)	1.6
Decrease in prepaid income taxes, net	5.9	0.2
Decrease in other long-term assets	0.3	—
Increase (decrease) in other long-term liabilities	(3.1)	0.6
Increase (decrease) in accrued pension obligation	1.5	(0.9)
Decrease in accrued postretirement benefits	(0.3)	(0.6)

Net cash flow from continuing operations	(1.7)	9.0
Net cash flow from discontinued operations	(0.1)	(0.5)

Net cash provided (used) by operating activities	(1.8)	8.5

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(2.9)	(3.5)
Other investing, net	(0.2)	—

Net cash used by investing activities	(3.1)	(3.5)

CASH FLOW FROM FINANCING ACTIVITIES
Net repayments of long-term debt	—	(10.5)
Proceeds from exercise of stock options and other, net	1.3	0.6

Net cash provided (used) by financing activities	1.3	(9.9)

Decrease in cash and cash equivalents	(3.6)	(4.9)
Cash and cash equivalents—beginning of period	19.0	11.9

Cash and cash equivalents—end of period	$15.4	$7.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 30, 2003

1.	General

Basis of Accounting

The accompanying unaudited consolidated condensed financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (2002 Form 10-K).

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of March 30, 2003, and the consolidated results of operations for the three months then ended and the cash flows for the three months then ended. The results of operations and cash flows for the period ended March 30, 2003, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2003 presentation.

Effective November 29, 1999, Teledyne Technologies became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (ATI), of the Company’s Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the spin-off).

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143—“Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on Teledyne Technologies’ financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN

45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The Company adopted the initial recognition and initial measurement provisions in the first quarter of 2003. The adoption of FIN 45 had no impact on Teledyne Technologies’ financial position or results of operations.

Some of the Company’s products are subject to specified warranties. The Company maintains a warranty reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. Changes in the Company’s product warranty reserve during the period are as follows (in millions):

Balance at year-end 2002	$5.2
Accruals for product warranties	1.2
Cost of warranty claims	(1.1)

Balance at March 30, 2003	$5.3

2.	Business Combinations and Discontinued Operations

On September 27, 2002, Teledyne Technologies acquired Monitor Labs Incorporated from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. In November 2001, Teledyne Technologies acquired Advanced Pollution Incorporated (API) for $25 million in cash. API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California. Monitor Labs’ and API’s results are included in the consolidated financial statements since the date of each respective acquisition. Both API and Monitor Labs are part of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronic and Communications business segment. In both acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to identifiable intangible assets including goodwill in accordance with SFAS No. 141.

In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida-based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. This transaction was recorded as a transfer of net assets between entities under common control in accordance with SFAS No. 141. The company focuses on supplying hydrogen gas generators and thermoelectric power systems, as well as commercialization of proton exchange membrane (PEM) fuel cell stacks, test stands and systems.

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Teledyne Cast Parts was previously reported as part of the Aerospace Engines and Components segment.

3.	Comprehensive Income

Teledyne Technologies’ comprehensive income is composed of net income, foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ total comprehensive income for the first three months of 2003 and 2002 consist of the following:

	First Quarter

	2003	2002

Net income	$5.5	$5.1
Other comprehensive income, net of tax:
Foreign currency translation gains	—	0.1

	—	0.1

Total comprehensive income	$5.5	$5.2

4.	Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	First Quarter

	2003	2002

BASIC EARNINGS PER SHARE
Net income/earnings applicable to common stock	$5.5	$5.1

Weighted average common shares outstanding	32.2	32.0

Basic earnings per common share	$0.17	$0.16

DILUTED EARNINGS PER SHARE
Earnings applicable to common stock	$5.5	$5.1

Weighted average common shares outstanding	32.2	32.0
Dilutive effect of exercise of options outstanding	0.3	0.5

Weighted average diluted common shares outstanding	32.5	32.5

Diluted earnings per common share	$0.17	$0.16

5.	Stock-Based Compensation

The following disclosures are based on stock options held by Teledyne Technologies’ employees and include the stock options that have been converted from ATI options to Teledyne Technologies’ options as noted above. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion No. 25—“Accounting for Stock Issued to Employees” (APB Opinion No. 25) and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123) and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined using the fair-value method using the Black-Scholes option-pricing model the impact on net income and earnings per share is presented in the following table (amounts in millions, except per-share data):

	First Quarter

	2003	2002

Net income as reported	$5.5	$5.1
Stock-based compensation under SFAS 123 fair value method, net of tax	(1.2)	(1.3)

Adjusted net income	$4.3	$3.8

Basic earnings per share
As reported	$0.17	$0.16
As adjusted	$0.13	$0.12
Diluted earnings per share
As reported	$0.17	$0.16
As adjusted	$0.13	$0.12

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $9.6 million and $15.4 million at March 30, 2003 and December 29, 2002, respectively.

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

Balance at	March 30, 2003	December 29, 2002

Raw materials and supplies	$24.2	$23.7
Work in process	72.0	65.7
Finished goods	9.3	8.5

	105.5	97.9
Progress payments	(4.9)	(4.9)
LIFO reserve	(26.3)	(26.2)

Total inventories, net	$74.3	$66.8

8.	Supplemental Balance Sheet Information

Goodwill primarily includes goodwill acquired as part of the acquisitions of API in 2001 and Monitor Labs in 2002. Accrued liabilities included salaries and wages of $25.6 million and $27.8 million at March 30, 2003 and December 29, 2002, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

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

In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2002 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on results of operations for that period. Additionally, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At March 30, 2003, the Company’s reserves for environmental remediation obligations totaled approximately $2.2 million, of which approximately $0.6 million were included in current liabilities. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the Company’s results of operations for that period.

The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Such cases are under seal and remain so until the U.S. Government decides if it will intervene and the Company therefore does not generally possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases. The Company was informed that the U.S. Government has declined to intervene in a civil lawsuit filed under seal more than four years ago. The Company continues to defend vigorously the on-going civil lawsuit.

The Tax Sharing and Indemnification Agreement between ATI and Teledyne Technologies provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If the Company were required to so indemnify ATI, such an obligation could have a material adverse effect on its financial condition, results of operations and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount. The Company believes that it has satisfied all principal spin-off requirements to assure such tax-free treatment.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to aircraft and other product liability, patent infringement, contract disputes, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity. The resolution in any reporting period of one or more of these matters, could have a material adverse effect on the Company’s results of operations for that period.

10.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	First Quarter

	2003	2002

Sales:
Electronics and Communications	$103.6	$90.5
Systems Engineering Solutions	52.4	46.9
Aerospace Engines and Components	37.8	41.9
Energy Systems	3.4	4.0

Total sales	$197.2	$183.3

Operating Profit:
Electronics and Communications	$7.3	$8.3
Systems Engineering Solutions	5.7	3.8
Aerospace Engines and Components	0.5	0.7
Energy Systems	(0.5)	(0.3)

Total segment operating profit	13.0	12.5
Corporate expense	(3.8)	(3.9)
Interest and debt expense, net	(0.1)	(0.3)
Other income (expense)	(0.1)	0.2

Income before income taxes	9.0	8.5
Provision for income taxes	3.5	3.4

Net income	$5.5	$5.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ first quarter 2003 sales were $197.2 million, compared with sales of $183.3 million for the same period in 2002. Net income for the first quarter of 2003 was $5.5 million ($0.17 per diluted share), compared with net income of $5.1 million ($0.16 per diluted share) for the first quarter of 2002.

The first quarter of 2003, compared with the same period in 2002, reflected higher sales in the Electronics and Communications segment and Systems Engineering Solutions segment, partially offset by lower sales in the Aerospace Engines and Components and the Energy Systems segments.

The increase in earnings for the first quarter of 2003, compared with the same period of 2002, reflected improved results in the Systems Engineering Solutions segment, partially offset by lower results in the Company’s other segments. The first quarter of 2003 included pretax non-cash pension expense of $1.7 million compared with pretax non-cash pension income of $0.6 million in the first quarter of 2002.

Cost of sales in total dollars was higher in the first quarter of 2003, compared with the same period in 2002, which increased in line with higher sales and also reflected higher pension expense as well as product mix differences. Cost of sales as a percentage of sales for the first quarter of 2003 was slightly higher, compared with the same period in 2002, which primarily reflected higher pension expense. Selling, general and administrative expenses for the first quarter of 2003 as a percentage of sales were lower, compared with the same period in 2002, which reflected lower selling, general and administrative and research and development expenses. Selling, general and administrative expenses in total dollars were higher in the first quarter of 2003, compared with the same period in 2002. This increase was in line with higher sales and also included selling, general and administrative expenses from Monitor Labs, acquired in September 2002, and higher severance costs, offset in part, by lower research and development expenses. The first quarter of 2003 includes a $0.3 million charge, in other expense, related to the partial write-down of the Company’s $2.3 million cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. The Company’s effective tax rate for the first quarter of 2003 was 39.0%, compared with an effective tax rate of 39.7% for the first quarter of 2002.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First Quarter

	2003	2002

Sales:
Electronics and Communications	$103.6	$90.5
Systems Engineering Solutions	52.4	46.9
Aerospace Engines and Components	37.8	41.9
Energy Systems	3.4	4.0

Total sales	$197.2	$183.3

Operating Profit:
Electronics and Communications	$7.3	$8.3
Systems Engineering Solutions	5.7	3.8
Aerospace Engines and Components	0.5	0.7
Energy Systems	(0.5)	(0.3)

Total segment operating profit	13.0	12.5
Corporate expense	(3.8)	(3.9)
Interest and debt expense, net	(0.1)	(0.3)
Other income (expense)	(0.1)	0.2

Income before income taxes	9.0	8.5
Provision for income taxes	3.5	3.4

Net income	$5.5	$5.1

Electronics and Communications

The Electronics and Communications segment’s first quarter 2003 sales were $103.6 million, compared with first quarter 2002 sales of $90.5 million. First quarter 2002 operating profit was $7.3 million, compared with operating profit of $8.3 million in the first quarter of 2002.

First quarter 2003 sales, compared with the same period of 2002, reflected revenue growth in electronic manufacturing services, electronic instruments, defense electronic products and commercial lighting products. The revenue growth in electronic manufacturing services was primarily driven by increased sales to military and medical markets. The revenue growth in electronic instruments resulted from the acquisition of Monitor Labs Incorporated at the end of the third quarter of 2002, stronger demand for geophysical sensors for the petroleum exploration market and stronger demand for other electronic measuring equipment. These sales increases were partially offset by continued weakness in the commercial aviation market. Segment operating profit was negatively impacted by pension expense of $1.3 million in the first quarter of 2003 compared with pension income of $0.5 million in the first quarter of 2002. In addition, operating profit was favorably impacted by increased sales, a reduction in the Company’s commercial broadband communications investments and an improved cost structure.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s first quarter 2003 sales were $52.4 million, compared with first quarter 2002 sales of $46.9 million. First quarter 2003 operating profit was $5.7 million, compared with operating profit of $3.8 million in the first quarter of 2002.

First quarter 2003 sales, compared with the same period of 2002, reflected revenue growth in core defense and aerospace programs and increased work in environmental programs. Operating profit reflected the mix and timing of certain government programs, profit improvement due to the close out of a number of contracts and improved margins for environmental programs. Additionally, segment operating profit was unfavorably impacted by pension expense of $0.1 million in the first quarter of 2003 compared with no pension cost in 2002.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s first quarter 2003 sales were $37.8 million, compared with first quarter 2002 sales of $41.9 million. First quarter 2003 operating profit was $0.5 million, compared with operating profit of $0.7 million in the first quarter of 2002.

First quarter 2003 sales, compared with the same period of 2002, reflected revenue growth in OEM piston engines which was more than offset by reduced sales of aftermarket products and services. Operating profit in the piston engine business was positively impacted by an improved cost structure, productivity improvements and lower requirements for product liability reserves partially offset by higher insurance premium costs. Sales from turbine engines were unfavorably impacted by lower revenue from spare parts for Air Force training aircraft, partially offset by favorable Joint Air-to-Surface Standoff Missile (JASSM) sales. Operating profit for turbine engines was lower in the first quarter of 2003, compared with the first quarter of 2002, which corresponded with lower sales. Additionally, segment operating profit was unfavorably impacted by pension expense of $0.3 million in the first quarter of 2003 compared with pension income of $0.1 million in the first quarter of 2002.

Teledyne Energy Systems

The Energy Systems segment’s first quarter 2003 sales were $3.4 million, compared with first quarter 2002 sales of $4.0 million. The first quarter 2003 operating loss was $0.5 million, compared with an operating loss of $0.3 million in the first quarter of 2002.

First quarter 2003 sales reflected lower revenues from certain government cost-plus-fixed-fee contracts due to an improved cost structure that resulted in lower revenue, as well as lower contract billings under our NASA PEM Fuel Cell program as the first phase of the contract came to conclusion. Commercial sales were relatively flat in the first quarter of 2003 compared with the first quarter of 2002.

The first quarter 2003 operating loss included charges for contract claims, offset in part by lower manufacturing overhead and general administrative expenses.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash used by operating activities from continuing operations was $1.7 million for the first three months of 2003, compared with net cash provided from continuing operations of $9.0 million for the same period of 2002. The net usage of cash in the first quarter of 2003, compared with cash provided in the first quarter of 2002, was primarily driven by an increase in inventories from year-end 2002 due to purchases of long lead-time items in our defense electronics and medical businesses.

Working capital increased to $107.2 million at March 30, 2003, compared with $102.6 million at the end of 2002. The increase in working capital was primarily due to the increase in inventory noted above. Some of the Company’s customers have been undergoing bankruptcies, none of which currently are expected to have a material adverse effect on the Company.

Teledyne Technologies’ net cash used by investing activities was $3.1 million and $3.5 million for the first three months of 2003 and 2002, respectively and was primarily for capital expenditures.

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

Financing activities provided net cash of $1.3 million in the first three months of 2003, compared with cash used of $9.9 million for the same period of 2002. The 2002 amount primarily reflected net repayments of long-term debt. Both periods include proceeds from the exercise of stock options.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2003. Teledyne Technologies currently expects capital expenditures to be in the range of approximately $20 million to $21 million in 2003.

A $200.0 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At March 30, 2003, Teledyne Technologies had no amounts outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $200.0 million at March 30, 2003 and at year end 2002. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits stock repurchases, the declaration of dividends or making other specified distributions in aggregate amounts exceeding 25% of cumulative net income ($18.9 million as of March 30, 2003) after the effective date of the credit agreement.

In March 2003, Teledyne Technologies announced that its Board of Directors authorized the Company to purchase from time to time up to one million shares of its Common Stock in open market or privately negotiated transactions through March 31, 2004. No repurchases have been made under this program.

Critical Accounting Policies

Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies continue to be the following: revenue recognition; impairment of long-lived assets; accounting for income taxes; inventories and related allowance for obsolete and excess inventory; aircraft product liability reserve; and accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements. included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 29, 2002 (2002 Form 10-K).

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143—“Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on Teledyne Technologies’ financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The Company adopted the initial recognition and initial measurement provisions in the first quarter of 2003. The adoption of FIN 45 had no impact on Teledyne Technologies’ financial position or results of operations.

Outlook

Teledyne Technologies maintains a balanced portfolio of approximately 45% government and 55% commercial businesses. The Company’s 2003 outlook reflects anticipated growth in the Company’s defense electronics and instrumentation businesses, but no recovery in the Company’s commercial aviation and certain short cycle markets. In its Systems Engineering Solutions segment, while the Company anticipates receiving government award and incentive fees under certain contracts in 2003, there is no assurance that such award and incentive fees will be equal to similar fees received in 2002.

Furthermore, given the current state of the economy, rising insurance premiums, the increasingly litigious product liability claims environment, and the Company’s dependence on aftermarket aviation sales, the Company does not expect a recovery in 2003 operating profit for the Aerospace Engines and Components segment relative to 2002. The Company’s existing aircraft product liability policy expires in May 2003, and the Company is currently evaluating options relating to its insurance coverage. The Company’s current total cost for its aircraft product liability insurance is approximately $1.4 million per month, and the Company’s management had previously anticipated a 40% increase in cost for its aircraft product liability insurance after May 2003. However, based on recent discussions with several insurance carriers, the Company expects the total monthly cost of its aircraft product liability insurance to increase between approximately 70% and 85% after May 2003. The Company continues to explore strategic alternatives for its Aerospace Engines and Components segment.

Although 2003 earnings visibility is limited, based on its current outlook, the Company’s management believes that second quarter and full year 2003 earnings per share will be in the range of approximately $0.17 to $0.19 and $0.62 to $0.72, respectively, including the higher insurance costs noted above and approximately $0.13 per share of non-cash pension expense for the full year 2003.

Full year 2002 earnings included $2.3 million or $0.04 per share in non-cash pension income. The Company currently expects approximately $7.0 million or $0.13 per share of non-cash pension expense in 2003. The reduction in non-cash pension income reflects the continued decline in the value of the Company’s pension assets during 2002 and reductions in the expected rate of return and discount rate assumptions for the Company’s defined benefit plan. The Company’s assumed expected rate of return is currently 8.5%, compared to 9.0% in 2002, and its assumed discount rate is currently 7.0%, compared to 7.5% in 2002. Based on the Company’s current pension assumptions and the value of its pension assets as of March 31, 2003, the Company expects that non-cash pension expense in 2004 will be in the range of approximately $10.0 million to $12.0 million or $0.18 to $0.22 per share. Currently, Teledyne Technologies does not anticipate making cash contributions to its pension plan until 2004. Also, under one of its spin-off agreements, after November 29, 2004 the Company will be able to charge pension costs to the U.S. Government under various government contracts.

	2003 Full Year Outlook		2002 Results	2001 Results

	Low	High	Actual	Actual

Earnings per share (excluding net pension income (expense) and asset impairment, restructuring and other charges)	$0.75	$0.85	$0.73	$0.51
Net pension income (expense)	(0.13)	(0.13)	0.04	0.18

Earnings per share (excluding asset impairment, restructuring and other charges)	0.62	0.72	0.77	0.69
Asset impairment, restructuring and other charges	—	—	—	(0.48)

Earnings per share	$0.62	$0.72	$0.77	$0.21

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, receipt of (or failure to receive) government award and incentive fees based on performance achievements, the terms of the Company’s renewal of its current aircraft product liability insurance policy, customers’ acceptance of piston engine insurance-related price increases or surcharges, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses could realign government programs, and affect the composition, funding or timing of our programs. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components.

September 11th and various public company governance issues have had adverse impacts on the insurance markets greatly increasing insurance costs. The Company’s existing aircraft product liability insurance policy expires in May 2003 and our directors and officers policy expires in November 2003. In addition, the continuing downturn in the stock market has negatively affected the value of the Company’s pension assets. Absent improved market conditions, the Company will be required to make a contribution to its pension plan in 2004.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

While Teledyne Technologies’ growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the acquisition of Monitor Labs Incorporated, involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies. Also, we may not be able to sell or exit timely or on acceptable terms our remaining non-core or under-performing product lines, particularly given the current economic environment.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2002 Annual Report on Form 10-K. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2002 Annual Report on Form 10-K. At March 30, 2003, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within 90 days prior to the filing of this report, the Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

Subsequent to that evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Teledyne Technologies’ 2003 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 23, 2003. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The three nominees proposed by the Board of Directors were elected as Class I directors for a three-year term expiring at the 2006 Annual Meeting by the following votes:

Name	For	Withheld

Diane C. Creel	28,116,636	800,760
Paul D. Miller	28,600,282	317,114
Charles H. Noski	28,597,911	319,485

Other continuing directors of Teledyne Technologies include (1) Class II directors, Charles Crocker, Robert Mehrabian and Michael T. Smith, whose terms expire at the 2004 Annual Meeting, and (2) Class III directors, Robert P. Bozzone and Frank V. Cahouet whose terms expire at the 2005 Annual Meeting. Charles J. Queenan, Jr. is a Class III director whose term expires at the 2004 Annual Meeting in accordance with an extension granted under the Directors’ Retirement Policy.

2.	A proposal to approve an amendment to the 1999 Non-Employee Director Stock Compensation Plan to increase the available shares of Teledyne Technologies Incorporated Common Stock by 200,000 shares to 400,000 shares was approved by a vote of 25,015,475 for versus 3,615,384 against. There were 286,537 abstentions and no broker non-votes with respect to this action.

3.	A proposal to ratify the selection of Ernst & Young LLP as Teledyne Technologies’ independent public auditors for 2003 was approved by a vote of 28,216,436 for versus 659,972 against. There were 40,988 abstentions and no broker non-votes with respect to this action.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 4	Third Amendment to Credit Agreement

Exhibit 99.1	906 Certification — Robert Mehrabian

Exhibit 99.2	906 Certification — Robert J. Naglieri

(b)	Reports on Form 8-K

Teledyne Technologies filed no Reports on Form 8-K during the quarter ended March 30, 2003.

Teledyne Technologies filed a Current Report on Form 8-K on April 23, 2003, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the first quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 14, 2003	By:	/s/ Robert J. Naglieri

Robert J. Naglieri, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

CERTIFICATION

I, Robert Mehrabian, Chairman, President and Chief Executive Officer of Teledyne Technologies Incorporated (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 30, 2003 of Teledyne Technologies Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a—14 and 15d—14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

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

Date: May 14, 2003

/s/ Robert Mehrabian Robert Mehrabian Chairman, President and Chief Executive Officer

CERTIFICATION

I, Robert J. Naglieri, Senior Vice President and Chief Financial Officer of Teledyne Technologies Incorporated (the “registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarterly period ended March 30, 2003 of Teledyne Technologies Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a — 14 and 15d — 14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is prepared;

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

Date: May 14, 2003

/s/ Robert J. Naglieri Robert J. Naglieri Senior Vice President and Chief Financial Officer

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit Number	Description

4	Third Amendment to Credit Agreement
99.1	906 Certification — Robert Mehrabian
99.2	906 Certification — Robert J. Naglieri