Form 10-Q
period 2003-06-29
TELEDYNE TECHNOLOGIES INC
filed 2003-08-12
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

Yes   ✓   No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ✓   No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 29, 2003

Common Stock, $.01 par value per share	32,180,084 shares

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
EXHIBIT 10
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 29, 2003 AND DECEMBER 29, 2002
(Amounts in millions, except share amounts)

	June 29,	December 29,
	2003	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4.9	$19.0
Receivables, net	115.1	109.2
Inventories, net	80.3	66.8
Deferred income taxes, net	22.4	18.9
Prepaid expenses, notes receivable and other	5.2	8.0

Total Current Assets	227.9	221.9
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $136.3 at June 29, 2003 and $126.8 at December 29, 2002	73.0	74.7
Deferred income taxes, net	26.6	22.2
Goodwill, net	61.7	44.3
Other assets	26.3	28.0

Total Assets	$415.5	$391.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$47.9	$53.1
Accrued income taxes payable	12.4	2.0
Accrued liabilities	69.8	64.2

Total Current Liabilities	130.1	119.3
Accrued pension obligation	43.5	40.5
Accrued postretirement benefits	26.2	26.8
Other long-term liabilities	25.1	27.7

Total Liabilities	224.9	214.3
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,180,084 at June 29, 2003 and 32,048,827 at December 29, 2002	0.3	0.3
Additional paid-in capital	131.2	129.8
Retained earnings	81.9	69.9
Accumulated other comprehensive income (loss)	(22.8)	(23.2)

Total Stockholders’ Equity	190.6	176.8

Total Liabilities and Stockholders’ Equity	$415.5	$391.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months

	2003	2002	2003	2002

Sales	$205.4	$188.0	$402.6	$371.3
Costs and expenses
Cost of sales	153.5	141.7	305.1	280.7
Selling, general and administrative expenses	39.3	36.6	75.7	72.3
Restructuring and other charges	—	(0.6)	—	(0.6)

	192.8	177.7	380.8	352.4

Operating profit	12.6	10.3	21.8	18.9
Interest and debt expense, net	0.2	0.2	0.3	0.5
Other income (expense)	(1.7)	0.2	(1.8)	0.4

Income before income taxes	10.7	10.3	19.7	18.8
Provision for income taxes	4.2	4.1	7.7	7.5

Net income	$6.5	$6.2	$12.0	$11.3

Basic earnings per common share	$0.20	$0.19	$0.37	$0.35

Weighted average common shares outstanding	32.2	32.0	32.2	32.0

Diluted earnings per common share	$0.20	$0.19	$0.37	$0.35

Weighted average diluted common shares outstanding	32.5	32.9	32.5	32.7

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2003 AND JUNE 30, 2002
(Unaudited — Amounts in millions)

	Six Months

	2003	2002

Cash flow from operating activities
Net income from continuing operations	$12.0	$11.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11.2	10.8
Deferred income taxes	(7.9)	0.3
Changes in operating assets and liabilities:
Increase in accounts receivable	(0.7)	(9.0)
Increase in inventories	(7.8)	(5.8)
Decrease in prepaid expenses and other assets	2.9	2.5
Increase (decrease) in accounts payable	(10.7)	7.2
Increase in accrued liabilities	1.1	5.9
Increase in income taxes payable, net	10.4	11.9
Increase (decrease) in long-term assets	1.7	(0.1)
Increase (decrease) in other long-term liabilities	(3.1)	3.3
Increase (decrease) in accrued pension obligation	3.0	(2.5)
Decrease in accrued postretirement benefits	(0.6)	(1.1)
Other operating, net	0.3	(0.3)

	11.8	34.4
Net cash flow from discontinued operations	(0.1)	(0.6)

Net cash provided by operating activities	11.7	33.8

Cash flow from investing activities
Purchases of property, plant and equipment	(6.6)	(7.0)
Purchase of businesses, net of cash acquired	(20.3)	—
Other investing, net	(0.3)	—

Net cash used by investing activities	(27.2)	(7.0)

Cash flow from financing activities
Net repayments of revolving credit agreement	—	(30.0)
Proceeds from issuance of common stock	1.4	1.4

Net cash provided (used) by financing activities	1.4	(28.6)

Decrease in cash and cash equivalents	(14.1)	(1.8)
Cash and cash equivalents—beginning of period	19.0	11.9

Cash and cash equivalents—end of period	$4.9	$10.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 29, 2003

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of June 29, 2003, and the consolidated results of operations for the three and six months then ended and the cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 29, 2003, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2003 presentation.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. As Teledyne Technologies currently has no financial instruments that would be subject to SFAS No. 150, the adoption will have no impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 will have no impact on the Company’s consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45). FIN 45 describes the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the initial recognition and measurement provisions in the first quarter of 2003. The adoption of FIN 45 had no impact on Teledyne Technologies’ financial position or results of operations.

2. Business Combinations and Discontinued Operations

On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), which include Spirent Systems Wichita, Inc., Spirent Systems — Aerospace Solutions (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited, for $6.85 million in cash. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The acquisition of AIS provides Teledyne Technologies with advanced airborne file servers, data analysis software and information displays that are highly synergistic with Teledyne Controls’ data acquisition and communication systems that enhance flight safety and maintenance efficiency for airline and airfreight customers.

On May 16, 2003, Teledyne Technologies acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronics and Communications business segment. Tekmar Company’s product lines include a portfolio of front-end instruments that handle the sample preparation and treatment of volatile organic compounds analyzed in gas chromatographs. Tekmar Company also provides complete analytical systems for laboratory and industrial testing of total organic carbon.

On September 27, 2002, Teledyne Technologies acquired Monitor Labs Incorporated from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Monitor Labs became a business unit of Teledyne Instruments.

Tekmar Company’s and Monitor Labs’ results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Since the acquisition of AIS occurred at the end of the second quarter, only the balance sheet accounts have been included at June 29, 2003. In all acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to identifiable intangible assets including goodwill in accordance with SFAS No. 141. The allocations of the purchase price for the acquisitions of Tekmar Company and AIS are preliminary as they were recently acquired.

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Payment made against reserves recorded as part of the sale are shown in the discontinued operation caption of the cash flow statement.

3. Comprehensive Income

Teledyne Technologies’ comprehensive income is comprised of net income, foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2003 and 2002 consist of the following:

	Second Quarter		Six Months

	2003	2002	2003	2002

Net income	$6.5	$6.2	$12.0	$11.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gains	0.3	—	0.3	0.1
Gain (loss) on marketable equity securities	0.1	(0.2)	0.1	(0.2)

Total other comprehensive income (loss)	0.4	(0.2)	0.4	(0.1)

Total comprehensive income	$6.9	$6.0	$12.4	$11.2

4. Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	Second Quarter		Six Months

	2003	2002	2003	2002

Basic earnings per share
Net income/earnings applicable to common stock	$6.5	$6.2	$12.0	$11.3

Weighted average common shares outstanding	32.2	32.0	32.2	32.0

Basic earnings per common share	$0.20	$0.19	$0.37	$0.35

Diluted earnings per share
Earnings applicable to common stock	$6.5	$6.2	$12.0	$11.3

Weighted average common shares outstanding	32.2	32.0	32.2	32.0
Dilutive effect of exercise of options outstanding	0.3	0.9	0.3	0.7

Weighted average diluted common shares outstanding	32.5	32.9	32.5	32.7

Diluted earnings per common share	$0.20	$0.19	$0.37	$0.35

5. Stock-Based Compensation

The following disclosures are based on stock options held by Teledyne Technologies’ employees. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation” and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require interim and annual disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per-share data):

	Second Quarter		Six Months

	2003	2002	2003	2002

Net income as reported	$6.5	$6.2	$12.0	$11.3
Stock-based compensation under SFAS No 123 fair-value method, net of tax	(1.1)	(1.3)	(2.3)	(2.6)

Adjusted net income	$5.4	$4.9	$9.7	$8.7

Basic earnings per share
As reported	$0.20	$0.19	$0.37	$0.35
As adjusted	$0.17	$0.15	$0.30	$0.27
Diluted earnings per share
As reported	$0.20	$0.19	$0.37	$0.35
As adjusted	$0.17	$0.15	$0.30	$0.27

6. Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.7 million and $15.4 million at June 29, 2003 and December 29, 2002, respectively.

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

Balance at	June 29, 2003	December 29, 2002

Raw materials and supplies	$27.2	$23.7
Work in process	67.4	65.7
Finished goods	16.2	8.5

	110.8	97.9
Progress payments	(5.0)	(4.9)
LIFO reserve	(25.5)	(26.2)

Total inventories, net	$80.3	$66.8

8. Supplemental Balance Sheet Information

The increase in goodwill in 2003 includes goodwill acquired as part of the Tekmar Company and AIS acquisitions as described in Note 2. Accrued liabilities included salaries and wages of $29.3 million and $27.8 million at June 29, 2003 and December 29, 2002, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

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

Balance at December 29, 2002	$5.2
Accruals for product warranties	2.2
Cost of warranty claims	(2.2)
Acquisitions	1.1

Balance at June 29, 2003	$6.3

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

At June 29, 2003, the Company’s reserves for environmental remediation obligations totaled approximately $1.9 million, of which approximately $0.3 million were included in current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Such cases are under seal and remain so until the U.S. Government decides if it will intervene and the Company therefore does not generally possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases. The Company was informed that the U.S. Government has declined to intervene in a civil lawsuit filed under seal more than four years ago. While the court granted the Company’s motion to dismiss the on-going civil lawsuit, the decision has been appealed.

The Tax Sharing and Indemnification Agreement entered into with Allegheny Technologies Incorporated (ATI), in connection with the November 29, 1999 spin-off, provides that the Company will indemnify ATI and its agents and representatives for taxes imposed on, and other amounts paid by, them or ATI stockholders if the Company takes actions or fails to take actions that result in the spin-off not qualifying as a tax-free distribution. If the Company were required to so indemnify ATI, such an obligation could have a material adverse effect on its financial condition, results of operations and cash flow and the amount the Company could be required to pay could exceed its net worth by a substantial amount. The Company believes that it has satisfied all principal spin-off requirements to assure such tax-free treatment.

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

10. Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Second Quarter		Six Months

	2003	2002	2003	2002

Sales:
Electronics and Communications	$109.6	$94.2	$213.2	$184.7
Systems Engineering Solutions	54.6	51.5	107.0	98.4
Aerospace Engines and Components	37.7	39.0	75.5	80.9
Energy Systems	3.5	3.3	6.9	7.3

Total sales	$205.4	$188.0	$402.6	$371.3

Operating Profit (Loss):
Electronics and Communications	$7.6	$9.0	$14.9	$17.3
Systems Engineering Solutions	8.1	5.7	13.8	9.5
Aerospace Engines and Components	1.1	0.1	1.6	0.8
Energy Systems	(0.2)	(0.9)	(0.7)	(1.2)

Total segment operating profit	16.6	13.9	29.6	26.4
Corporate expense	4.0	3.6	7.8	7.5
Other income (expense)	(1.7)	0.2	(1.8)	0.4
Interest and debt expense, net	0.2	0.2	0.3	0.5

Income before income taxes	10.7	10.3	19.7	18.8
Provision for income taxes	4.2	4.1	7.7	7.5

Net income	$6.5	$6.2	$12.0	$11.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ second quarter 2003 sales were $205.4 million, compared with sales of $188.0 million for the same period in 2002. Net income for the second quarter of 2003 was $6.5 million ($0.20 per diluted share), compared with net income of $6.2 million ($0.19 per diluted share) for the second quarter of 2002. Sales for the first six months of 2003 were $402.6 million, compared with sales of $371.3 million for the same period in 2002. Net income for the first six months of 2003 was $12.0 million ($0.37 per diluted share), compared with $11.3 million ($0.35 per diluted share) for the first six months of 2002.

The second quarter and the first six months of 2003, compared with the same periods in 2002, primarily reflected higher sales in the Electronics and Communications segment and Systems Engineering Solutions segment, partially offset by lower sales in the Aerospace Engines and Components segment. Higher sales resulted from both organic growth and strategic acquisitions, notwithstanding a difficult environment in some of the Company’s commercial markets.

The increase in earnings for the second quarter and the first six months of 2003, compared with the same periods of 2002, reflected improved results in the Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems segments partially offset by lower results in the Electronics and Communications segment . The second quarter of 2003 included pretax non-cash pension expense of $1.7 million compared with pretax non-cash pension income of $0.6 million in the second quarter of 2002. The first six months of 2003 included pretax non-cash pension expense of $3.4 million compared with pretax non-cash pension income of $1.2 million in the first six months of 2002.

Cost of sales in total dollars was higher in both the second quarter and the first six months of 2003, compared with the same periods in 2002. The increase was in line with higher sales and also reflected higher pension expense, partially offset by product mix differences. Cost of sales as a percentage of sales for the second quarter of 2003 was lower compared with the same period of 2002 and reflected an improvement due to a booking rate adjustment for the Ground-based Midcourse Defense (GMD) contract, higher year over year award and incentive fees related to the finalization of fee negotiations for fiscal year 2002 for the GMD contract, and a favorable LIFO adjustment, partially offset by higher pension expense and sales mix differences. Cost of sales as a percentage of sales for the first six months of 2003 was higher compared with the same period of 2002 and included the favorable impacts described in the preceding sentence, which were more than offset by higher pension expense and sales mix differences. Additionally, the second quarter and the first six months of 2002 reflect the revised income statement classification of the restructuring and other charges originally recorded in the second quarter of 2001. The classification revision increased cost of sales by $0.6 million and decreased restructuring and other charges by $0.6 million but had no impact on income before taxes in 2002.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter and the first six months of 2003, compared with the same periods in 2002. This increase was in line with higher sales and also included expenditures from Monitor Labs, acquired in September 2002, and Tekmar Company, acquired in May 2003, as well as increased bid and proposal expense in the Systems Engineering Solutions segment, partially offset by lower research and development expense in the Electronics and Communications segment. Selling, general and administrative expenses for the second quarter and the first six months of 2003, as a percentage of sales were lower, compared with the same periods in 2002, which reflected the benefit of higher sales combined with selling expenses and general and administrative expenses that show relatively no change if the impact of the acquisitions noted above are excluded.

The first six months of 2003 includes a $2.3 million charge, of which $2.0 million was recorded in the second quarter, in other expense related to the write-off of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices.

The Company’s effective tax rate for the second quarter and the first six months of 2003 was 39.0%, compared with an effective tax rate of 39.7% for the same periods of 2002.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second Quarter		Six Months

	2003	2002	2003	2002

Sales:
Electronics and Communications	$109.6	$94.2	$213.2	$184.7
Systems Engineering Solutions	54.6	51.5	107.0	98.4
Aerospace Engines and Components	37.7	39.0	75.5	80.9
Energy Systems	3.5	3.3	6.9	7.3

Total sales	$205.4	$188.0	$402.6	$371.3

Operating Profit (Loss):
Electronics and Communications	$7.6	$9.0	$14.9	$17.3
Systems Engineering Solutions	8.1	5.7	13.8	9.5
Aerospace Engines and Components	1.1	0.1	1.6	0.8
Energy Systems	(0.2)	(0.9)	(0.7)	(1.2)

Total segment operating profit	16.6	13.9	29.6	26.4
Corporate expense	4.0	3.6	7.8	7.5
Other income (expense)	(1.7)	0.2	(1.8)	0.4
Interest and debt expense, net	0.2	0.2	0.3	0.5

Income before income taxes	10.7	10.3	19.7	18.8
Provision for income taxes	4.2	4.1	7.7	7.5

Net income	$6.5	$6.2	$12.0	$11.3

Electronics and Communications

The Electronics and Communications segment’s second quarter 2003 sales were $109.6 million, compared with second quarter 2002 sales of $94.2 million. Second quarter 2003 operating profit was $7.6 million, compared with operating profit of $9.0 million in the second quarter of 2002. Sales for the first six months of 2003 were $213.2 million, compared with $184.7 million for the same period of 2002. Operating profit for the first six months of 2003 was $14.9 million, compared with $17.3 million for the same period in 2002.

The second quarter and the first six months of 2003 sales, compared with the same periods of 2002, reflected revenue growth in electronic manufacturing services, electronic instruments, defense electronic products and commercial lighting products. The revenue growth for the second quarter and the first six months of 2003 in electronic manufacturing services was driven by increased sales to military and medical markets. The revenue growth in electronic instruments resulted from the acquisition of Monitor Labs Incorporated at the end of the third quarter of 2002 and the acquisition of Tekmar Company on May 16, 2003. Additionally, sales for electronic measuring equipment were stronger for the first six months of 2003, compared with the same period of 2002. The revenue growth in defense electronic products was driven by traveling wave tubes and military microelectronics. These sales increases were partially offset by continued weakness in the commercial aviation market. Operating profit was favorably impacted by increased sales, a reduction in the Company’s commercial broadband communications investments and an improved cost structure, partially offset by changes in product mix and higher selling, general and administrative expenses. Additionally, segment operating profit was negatively impacted by pension expense of $1.2 million in the second quarter of 2003 and $2.5 million for the first six months of 2003, compared with pension income of $0.5 million in the second quarter of 2002 and $1.0 million for the first six months of 2002.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s second quarter 2003 sales were $54.6 million, compared with second quarter 2002 sales of $51.5 million. Second quarter 2003 operating profit was $8.1 million, compared with operating profit of $5.7 million in the second quarter of 2002. Sales for the first six months of 2003 were $107.0 million, compared with $98.4 million for the same period of 2002. The first six months of 2003 operating profit was $13.8 million, compared with operating profit of $9.5 million for the same period in 2002.

The second quarter and the first six months of 2003 sales, compared with the same periods of 2002, reflected revenue growth in core defense and aerospace programs and increased work in environmental programs. Operating profit for the second quarter and the first six months of 2003, compared with the same periods of 2002, was favorably impacted by increased sales, timing of certain government programs, profit improvement due to booking rate adjustments for the GMD contract ($0.5 million) and higher year over year award and incentive fees for the GMD and International Space Station contracts. The higher year over year award and incentive fees totaled $0.9 million and $0.7 million, for the comparable second quarters and year to date periods, respectively. The first six months of 2003 also reflected improved margins for environmental programs. Additionally, segment operating profit was negatively impacted by pension expense of $0.1 million in the second quarter of 2003 and $0.2 million for the first six months of 2003, compared with no pension expense in 2002.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s second quarter 2003 sales were $37.7 million, compared with second quarter 2002 sales of $39.0 million. Second quarter 2003 operating profit was $1.1 million, compared with operating profit of $0.1 million in the second quarter of 2002. Sales for the first six months of 2003 were $75.5 million, compared with $80.9 million for the same period of 2002. Operating profit for the first six months of 2003 was $1.6 million, compared with $0.8 million for the same period of 2002.

The second quarter and the first six months of 2003 sales, compared with the same periods of 2002, reflected revenue growth in OEM piston engines offset by reduced sales of aftermarket products and services. Operating profit for the second quarter and the first six months of 2003, compared with the same periods of 2002 in the piston engine business was positively impacted by an improved cost structure, productivity improvements and a $0.8 million reduction in LIFO reserve, which resulted from a reduction in inventory and lower requirements for product liability reserves partially offset by higher insurance premium costs. Sales for the second quarter and the first six months of 2003 from turbine engines, compared with the same periods of 2002, were unfavorably impacted by lower revenue from spare parts for Air Force training aircraft, partially offset by favorable Joint Air-to-Surface Standoff Missile (JASSM) sales. Operating profit for turbine engines was lower for both the second quarter and the first six months of 2003, compared with the same periods of 2002, and resulted from lower sales and reduced margins. Additionally, segment operating profit was negatively impacted by pension expense of $0.3 million in the second quarter of 2003 and $0.6 million for the first six months of 2003, compared with pension income of $0.2 million in the second quarter of 2002 and $0.3 million for the first six months of 2002.

Teledyne Energy Systems

The Energy Systems segment’s second quarter 2003 sales were $3.5 million, compared with second quarter 2002 sales of $3.3 million. The second quarter 2003 operating loss was $0.2 million, compared with an operating loss of $0.9 million in the second quarter of 2002. Sales for the first six months of 2003 were $6.9 million, compared with $7.3 million for the same period of 2002. The first six months of 2003 operating loss was $0.7 million, compared with an operating loss of $1.2 million for the same period in 2002.

Second quarter 2003 sales reflected revenue growth in hydrogen generators and fuel cell test stations, partially offset by lower government sales. The first six months of 2003 sales reflected lower revenues from certain government cost-plus-fixed-fee contracts due to an improved cost structure that resulted in lower billable revenue, as well as lower contract billings under the NASA Proton Exchange Membrane (PEM) Fuel Cell program as the first phase of the contract came to conclusion, partially offset by revenue growth in commercial sales. The second quarter and the first six months of 2003 reduction in operating loss, compared with the same periods of 2002, resulted from an improved overhead cost structure and a lack of program cost adjustments that impacted 2002.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities from continuing operations was $11.8 million for the first six months of 2003, compared with net cash provided from continuing operations of $34.4 million for the same period of 2002. The lower net cash provided from continuing operations in the first six months of 2003, compared with the first six months of 2002, was due to differences in the cash impact of income taxes, the payment in 2003 for an aircraft product liability settlement and timing differences related to accounts payable. The 2002 net cash provided from continuing operations reflected the receipt of a federal income tax refund of $5.7 million in April 2002, and the deferral of approximately $6.0 million in income taxes payable to the third quarter of 2002 due to IRS rules regarding recognition of taxable income from long-term contracts. In the first six months of 2003, cash was used to pay down accounts payable, compared to an increase in accounts payable for the first six months of 2002 resulting primarily from timing of inventory and capital purchases.

Teledyne Technologies’ net cash used by investing activities was $27.2 million and $7.0 million for the first six months of 2003 and 2002, respectively. The 2003 amount included $20.3 million for the purchase of businesses and $6.6 million for capital spending. The 2002 amount was for capital expenditures.

Financing activities provided net cash of $1.4 million in the first six months of 2003, compared with cash used of $28.6 million for the same period of 2002. The 2002 amount primarily reflected net repayments of long-term debt. Both periods include proceeds from the exercise of stock options.

Working capital was $97.8 million at June 29, 2003, compared with $102.6 million at the end of 2002. The decrease in working capital was primarily due to cash used to acquire businesses and higher income taxes payable, offset, in part, by an increase in inventory and lower accounts payable. Some of the Company’s customers have been undergoing bankruptcies, none of which currently are expected to have a material adverse effect on the Company.

On June 27, 2003 Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), which include Spirent Systems Wichita, Inc., Spirent Systems — Aerospace Solutions (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited, for $6.85 million in cash. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The acquisition of AIS provides Teledyne Technologies with advanced airborne file servers, data analysis software and information displays that are highly synergistic with Teledyne Controls’ data acquisition and communication systems that enhance flight safety and maintenance efficiency for our airline and airfreight customers.

On May 16, 2003 Teledyne Technologies acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co. for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronics and Communications business segment. Tekmar Company’s product lines include a portfolio of front-end instruments that handle the sample preparation and treatment of volatile organic compounds analyzed in gas chromatographs. Tekmar Company also provides complete analytical systems for laboratory and industrial testing of total organic carbon.

On September 27, 2002, Teledyne Technologies acquired Monitor Labs from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement, and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Monitor Labs became a business unit of Teledyne Instruments.

Tekmar Company’s and Monitor Labs’ results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Since the acquisition of AIS occurred at the end of the second quarter, only the balance sheet accounts have been included at June 29, 2003. In all acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to identifiable intangible assets including goodwill in accordance with SFAS No. 141. The allocations of the purchase price for the acquisitions of Tekmar Company and AIS are preliminary as they were recently acquired.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions if and when they arise. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2003. Teledyne Technologies currently expects capital expenditures to be in the range of approximately $20 million to $21 million in 2003, of which $6.6 million has been spent in the first six months of 2003.

A $200.0 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At June 29, 2003, Teledyne Technologies had no amounts outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $200.0 million at June 29, 2003 and at year-end 2002. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits stock repurchases, the declaration of dividends or making other specified distributions in aggregate amounts exceeding 25% of cumulative net income ($20.5 million as of June 29, 2003) after the effective date of the credit agreement.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. As Teledyne Technologies currently has no financial instruments that would be subject to SFAS No. 150, the adoption will have no impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 will have no impact on the Company’s consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (FIN 45) FIN 45 describes the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The Company adopted the initial recognition and measurement provisions in the first quarter of 2003. The adoption of FIN 45 had no impact on Teledyne Technologies’ financial position or results of operations.

Outlook

Based on its current outlook, the Company’s management believes that full year 2003 earnings per share will be in the range of approximately $0.68 to $0.74, including higher aircraft product liability insurance costs, lower anticipated margins in the second half of 2003 in the Company’s Systems Engineering Solutions segment and approximately $0.13 per share of non-cash pension expense for the full year 2003.

The Company’s previous aircraft product liability policy expired in May 2003. As of June 1, 2003, the total cost of the Company’s aircraft product liability insurance increased approximately $1.0 million per month or approximately 75%. In addition, given the finalization of actual fee negotiations for work performed in government fiscal year 2002 for certain contracts, operating margin in the Company’s Systems Engineering Solutions segment is expected to be lower in the second half of 2003, compared with the first half of 2003.

Full year 2002 earnings included $2.3 million or $0.04 per share in non-cash pension income. The Company currently expects approximately $7.0 million or $0.13 per share of non-cash pension expense in 2003. The reduction in non-cash pension income reflects the decline in the value of the Company’s pension assets through 2002 and reductions in the expected rate of return and discount rate assumptions for the Company’s defined benefit plan. The Company’s assumed expected rate of return is currently 8.5%, compared to 9.0% in 2002, and its assumed discount rate is currently 7.0%, compared to 7.5% in 2002. Based on the Company’s current pension assumptions and the value of its pension assets as of June 30, 2003, the Company expects that non-cash pension expense in 2004 will be approximately $10.0 million or $0.18 per share. Currently, Teledyne Technologies does not anticipate making cash contributions to its pension plan until 2004. Also, under one of its spin-off agreements, after November 29, 2004 the Company will be able to charge pension costs to the U.S. Government under various government contracts.

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2003 Full Year Outlook

	Low	High	2002 Actual	2001 Actual

Earnings per share (excluding net pension income (expense) restructuring and other charges)	$0.81	$0.87	$0.73	$0.51
Net pension income (expense)	(0.13)	(0.13)	0.04	0.18

Earnings per share (excluding restructuring and other charges)	0.68	0.74	0.77	0.69
Restructuring and other charges	—	—	—	(0.48)

Earnings per share	$0.68	$0.74	$0.77	$0.21

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains, forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, customers’ acceptance of piston engine insurance-related price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses could realign government programs, and affect the composition, funding or timing of our programs. Reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components.

September 11th and various public company governance issues have had adverse impacts on the insurance markets greatly increasing insurance costs, including the Company’s recent renewal of its aircraft product liability insurance policy. In addition, stock market fluctuations affect the value of the Company’s pension assets. Absent significant further improvement in market conditions, the Company will be required to make a contribution to its pension plan in 2004.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the recent acquisitions of Tekmar Company and AIS, involve various inherent risks, such as, among others, the Company’s ability to integrate acquired businesses and to achieve identified financial and operating synergies. Also, the Company may not be able to sell or exit timely or on acceptable terms its remaining non-core or under-performing product lines, particularly given the current economic environment.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ 2002 Annual Report on Form 10-K. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2002 Annual Report on Form 10-K. At June 29, 2003, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Interim Chief Financial Officer, Vice President and Controller, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures as of June 29, 2003 are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

In connection with its evaluation during the quarterly period ended June 29, 2003, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

This information was provided in Teledyne Technologies’ First Quarter 2003 Form 10-Q under Part II Item 4, filed on May 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit 10	Amended and Restated Change in Control Severance Agreement dated as of July 22, 2003 — Dale A. Schnittjer.
Exhibit 31.1	302 Certification — Robert Mehrabian
Exhibit 31.2	302 Certification — Dale A. Schnittjer
Exhibit 32.1	906 Certification — Robert Mehrabian
Exhibit 32.2	906 Certification — Dale A. Schnittjer

     (b)  Reports on Form 8-K

During the quarter ended June 29, 2003 Teledyne Technologies filed a Current Report on Form 8-K on April 23, 2003, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the first quarter ended March 30, 2003.

Teledyne Technologies filed a Current Report on Form 8-K on July 24, 2003, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the second quarter ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 12, 2003	By:	/s/ Dale A. Schnittjer

Dale A. Schnittjer, Interim Chief Financial Officer, Vice President and Controller (Principal Financial Officer, Principal Accounting Officer and Authorized Officer)

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit
Number	Description

Exhibit 10	Amended and Restated Change in Control Severance Agreement dated as of July 22, 2003 — Dale A. Schnittjer
Exhibit 31.1	302 Certification — Robert Mehrabian
Exhibit 31.2	302 Certification — Dale A. Schnittjer
Exhibit 32.1	906 Certification — Robert Mehrabian
Exhibit 32.2	906 Certification — Dale A. Schnittjer