Form 10-Q
period 2003-09-28
TELEDYNE TECHNOLOGIES INC
filed 2003-11-12
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 28, 2003

Common Stock, $.01 par value per share	32,233,263 shares

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
Index to Exhibits
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 28, 2003 AND DECEMBER 29, 2002
(Amounts in millions, except share amounts)

	September 28,	December 29,
	2003	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$26.6	$19.0
Receivables, net	119.5	109.2
Inventories, net	74.5	66.8
Deferred income taxes, net	22.0	18.9
Prepaid expenses, notes receivable and other	5.2	8.0

Total Current Assets	247.8	221.9
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $141.0 at September 28, 2003 and $126.8 at December 29, 2002	73.8	74.7
Deferred income taxes, net	29.7	22.2
Goodwill, net	63.1	44.3
Other assets	26.1	28.0

Total Assets	$440.5	$391.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$50.1	$53.1
Accrued income taxes payable	14.8	2.0
Accrued liabilities	74.4	64.2

Total Current Liabilities	139.3	119.3
Accrued pension obligation	45.0	40.5
Accrued postretirement benefits	25.9	26.8
Other long-term liabilities	29.4	27.7

Total Liabilities	239.6	214.3
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,233,263 at September 28, 2003 and 32,048,827 at December 29, 2002	0.3	0.3
Additional paid-in capital	131.9	129.8
Retained earnings	91.8	69.9
Accumulated other comprehensive loss	(23.1)	(23.2)

Total Stockholders’ Equity	200.9	176.8

Total Liabilities and Stockholders’ Equity	$440.5	$391.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months

	2003	2002	2003	2002

Sales	$215.7	$191.8	$618.3	$563.1
Costs and expenses
Cost of sales	163.1	143.6	468.2	424.3
Selling, general and administrative expenses	40.7	36.7	116.4	109.0
Restructuring and other charges	—	—	—	(0.6)

	203.8	180.3	584.6	532.7

Operating profit	11.9	11.5	33.7	30.4
Interest and debt expense, net	0.2	—	0.5	0.5
Other income (expense)	0.5	(0.1)	(1.3)	0.3

Income before income taxes	12.2	11.4	31.9	30.2
Provision for income taxes	2.3	4.5	10.0	12.0

Net income	$9.9	$6.9	$21.9	$18.2

Basic earnings per common share	$0.31	$0.22	$0.68	$0.57

Weighted average common shares outstanding	32.2	32.0	32.2	32.0

Diluted earnings per common share	$0.30	$0.21	$0.67	$0.56

Weighted average diluted common shares outstanding	32.7	32.7	32.6	32.7

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002
(Unaudited — Amounts in millions)

	Nine Months

	2003	2002

Cash flow from operating activities
Net income from continuing operations	$21.9	$18.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17.1	16.3
Deferred income taxes	(10.7)	0.5
Gains on disposal of property, plant and equipment	—	(0.1)
Changes in operating assets and liabilities, net of effect of acquisitions:
Decrease (increase) in accounts receivable	(5.1)	1.0
Increase in inventories	(2.4)	(9.1)
Decrease in prepaid expenses and other assets	2.9	1.2
Increase (decrease) in accounts payable	(8.5)	13.2
Increase in accrued liabilities	4.8	8.0
Increase in income taxes payable, net	12.8	9.7
Decrease in long-term assets	0.6	0.9
Increase in other long-term liabilities	1.8	4.2
Increase (decrease) in accrued pension obligation	4.5	(2.4)
Decrease in accrued postretirement benefits	(0.9)	(1.7)
Other operating, net	(0.2)	(0.3)

	38.6	59.6
Net cash flow from discontinued operations	(0.1)	(0.7)

Net cash provided by operating activities	38.5	58.9

Cash flow from investing activities
Purchases of property, plant and equipment	(12.7)	(10.0)
Purchase of businesses, net of cash acquired	(20.3)	(24.0)
Other investing, net	(0.2)	0.4

Net cash used by investing activities	(33.2)	(33.6)

Cash flow from financing activities
Net repayments of revolving credit agreement	—	(30.0)
Proceeds from issuance of common stock	2.3	1.7

Net cash provided (used) by financing activities	2.3	(28.3)

Increase (decrease) in cash and cash equivalents	7.6	(3.0)
Cash and cash equivalents—beginning of period	19.0	11.9

Cash and cash equivalents—end of period	$26.6	$8.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 28, 2003

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of September 28, 2003, and the consolidated results of operations for the three and nine months then ended and the cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 28, 2003, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2003 presentation.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for noncontrolling interests of a limited-life subsidiary which has been deferred indefinitely. As Teledyne Technologies currently has no financial instruments that would be subject to SFAS No. 150, the adoption will have no impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 will have no impact on the Company’s consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs (SFAS No. 143). Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and had no impact on Teledyne Technologies’ financial position or results of operations.

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

On May 16, 2003, Teledyne Technologies acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne Technologies’ Electronics and Communications business segment. Tekmar Company’s product lines include a portfolio of front-end instruments that handle the sample preparation and treatment of volatile organic compounds analyzed in gas chromatographs. Tekmar Company also provides complete analytical systems for laboratory and industrial testing of total organic carbon.

On September 27, 2002, Teledyne Technologies acquired Monitor Labs Incorporated from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Monitor Labs became a business unit of Teledyne Instruments.

The results of Tekmar Company, Monitor Labs and AIS are included in the Company’s consolidated financial statements from the date of each respective acquisition. In all acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to identifiable intangible assets including goodwill in accordance with SFAS No. 141. The allocations of the purchase price for the acquisitions of Tekmar Company and AIS are preliminary as they were recently acquired. The preliminary amount of goodwill recorded as of September 28, 2003 for the Tekmar Company and AIS acquisitions is $18.4 million.

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Payment made against reserves recorded as part of the sale are shown in the discontinued operation caption of the cash flow statement.

3.	Comprehensive Income

Teledyne Technologies’ comprehensive income is comprised of net income, foreign currency translation adjustments and the unrealized gain or loss on marketable equity securities. Teledyne Technologies’ total comprehensive income for the third quarter and first nine months of 2003 and 2002 consist of the following:

	Third Quarter		Nine Months

	2003	2002	2003	2002

Net income	$9.9	$6.9	$21.9	$18.2
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(0.4)	0.2	(0.1)	0.3
Gain (loss) on marketable equity securities	0.1	(0.3)	0.2	(0.5)

Total other comprehensive income (loss)	(0.3)	(0.1)	0.1	(0.2)

Total comprehensive income	$9.6	$6.8	$22.0	$18.0

4.	Earnings Per Share

Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share, and this number of shares was increased by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Basic earnings per share
Net income/earnings applicable to common stock	$9.9	$6.9	$21.9	$18.2

Weighted average common shares outstanding	32.2	32.0	32.2	32.0

Basic earnings per common share	$0.31	$0.22	$0.68	$0.57

Diluted earnings per share
Earnings applicable to common stock	$9.9	$6.9	$21.9	$18.2

Weighted average common shares outstanding	32.2	32.0	32.2	32.0
Dilutive effect of exercise of options outstanding	0.5	0.7	0.4	0.7

Weighted average diluted common shares outstanding	32.7	32.7	32.6	32.7

Diluted earnings per common share	$0.30	$0.21	$0.67	$0.56

5.	Stock-Based Compensation

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

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per-share data):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Net income as reported	$9.9	$6.9	$21.9	$18.2
Stock-based compensation under SFAS No 123 fair-value method, net of tax	(1.1)	(1.3)	(3.4)	(4.0)

Adjusted net income	$8.8	$5.6	$18.5	$14.2

Basic earnings per share
As reported	$0.31	$0.22	$0.68	$0.57
As adjusted	$0.27	$0.17	$0.58	$0.45
Diluted earnings per share
As reported	$0.30	$0.21	$0.67	$0.56
As adjusted	$0.27	$0.17	$0.57	$0.44

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $22.3 million and $15.4 million at September 28, 2003 and December 29, 2002, respectively.

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

Balance at	September 28, 2003	December 29, 2002

Raw materials and supplies	$26.2	$23.7
Work in process	60.4	65.7
Finished goods	15.3	8.5

	101.9	97.9
Progress payments	(3.0)	(4.9)
LIFO reserve	(24.4)	(26.2)

Total inventories, net	$74.5	$66.8

8.	Supplemental Balance Sheet Information

The increase in goodwill in 2003 includes goodwill acquired as part of the Tekmar Company and AIS acquisitions as described in Note 2. Accrued liabilities included salaries and wages of $32.4 million and $27.8 million at September 28, 2003 and December 29, 2002, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

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

Balance at December 29, 2002	$5.2
Accruals for product warranties	3.4
Cost of warranty claims	(3.6)
Acquisitions	1.1

Balance at September 28, 2003	$6.1

9.	Income Taxes

The Company’s effective tax rate for the third quarter and the first nine months of 2003 was 19.2% and 31.3%, respectively, compared with an effective tax rate of 39.7% for the same periods of 2002. The third quarter and first nine months of 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for the third quarter and the first nine months of 2003 would have been 39%.

10.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

At September 28, 2003, the Company’s reserves for environmental remediation obligations totaled approximately $1.9 million, of which approximately $0.3 million were included in current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and expects to complete remediation of all sites with which it has been identified in up to 30 years.

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

11.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Sales:
Electronics and Communications	$115.8	$92.6	$329.0	$277.3
Systems Engineering Solutions	53.2	54.8	160.2	153.2
Aerospace Engines and Components	43.0	40.7	118.5	121.6
Energy Systems	3.7	3.7	10.6	11.0

Total sales	$215.7	$191.8	$618.3	$563.1

Operating Profit (Loss):
Electronics and Communications	$9.7	$8.9	$24.6	$26.2
Systems Engineering Solutions	6.0	7.0	19.8	16.5
Aerospace Engines and Components	(0.4)	(0.1)	1.2	0.7
Energy Systems	—	(0.8)	(0.7)	(2.0)

Total segment operating profit	15.3	15.0	44.9	41.4
Corporate expense	3.4	3.5	11.2	11.0
Other income (expense)	0.5	(0.1)	(1.3)	0.3
Interest and debt expense, net	0.2	—	0.5	0.5

Income before income taxes	12.2	11.4	31.9	30.2
Provision for income taxes	2.3	4.5	10.0	12.0

Net income	$9.9	$6.9	$21.9	$18.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Teledyne Technologies’ third quarter 2003 sales were $215.7 million, compared with sales of $191.8 million for the same period in 2002. Net income for the third quarter of 2003 was $9.9 million ($0.30 per diluted share), compared with net income of $6.9 million ($0.21 per diluted share) for the third quarter of 2002. Sales for the first nine months of 2003 were $618.3 million, compared with sales of $563.1 million for the same period in 2002. Net income for the first nine months of 2003 was $21.9 million ($0.67 per diluted share), compared with $18.2 million ($0.56 per diluted share) for the first nine months of 2002. Net income for the third quarter and first nine months of 2003 included a $2.4 million one-time income tax benefit, resulting from the reversal of an income tax contingency reserve in the third quarter of 2003.

The third quarter and the first nine months of 2003, compared with the same periods in 2002, primarily reflected higher sales in the Electronics and Communications segment notwithstanding a difficult environment in the some of the companies commercial markets. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Monitor Labs, acquired in September 2002, Tekmar Company, acquired in May 2003, and Spirent’s Aviation Information Solutions businesses, acquired in June 2003.

The increase in earnings for the third quarter of 2003, compared with the same period of 2002, reflected improved results in the Electronics and Communications and Energy Systems segments, partially offset by lower results in the Systems Engineering Solutions and the Aerospace Engines and Components segments. The third quarter of 2003 included pretax non-cash pension expense of $1.7 million compared with pretax non-cash pension income of $0.5 million in the third quarter of 2002. The increase in earnings for the first nine months of 2003, compared with the same period of 2002, reflected improved results in the Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems segments, partially offset by lower results in the Electronics and Communications and Aerospace Engines and Components segments. The first nine months of 2003 included pretax non-cash pension expense of $5.1 million compared with pretax non-cash pension income of $1.5 million in the first nine months of 2002.

Cost of sales in total dollars was higher in both the third quarter and the first nine months of 2003, compared with the same periods in 2002. The increase was in line with higher sales and also reflected higher pension expense, partially offset by product mix differences. Cost of sales as a percentage of sales for the third quarter and first nine months of 2003 was slightly higher compared with the same period of 2002 and reflected higher pension expense and sales mix differences, partially offset by a favorable LIFO adjustment. The first nine months of 2003 also reflected an improvement in cost of sales as a percentage of sales due to finalization of negotiations of award and incentive fees for work performed on certain contracts in prior years and higher year over year award and incentive fees for certain contracts in the Systems Engineering Solutions segment. Additionally, the first nine months of 2002 reflect the revised income statement classification of the restructuring and other charges originally recorded in the second quarter of 2001. The classification revision increased cost of sales by $0.6 million and decreased restructuring and other charges by $0.6 million but had no impact on income before taxes in 2002.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the third quarter and the first nine months of 2003, compared with the same periods in 2002. This increase was in line with higher sales which resulted from organic growth and acquisitions. The increased bid and proposal expense was primarily driven by bidding opportunities in the Systems Engineering Solutions segment. Selling, general and administrative expenses for the third quarter and the first nine months of 2003, as a percentage of sales were slightly lower, compared with the same periods in 2002, which reflected the benefit of higher sales combined with the effect of continued cost control over general and administrative expenses.

The first nine months of 2003 includes a $2.3 million charge in other expense related to the write-off of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices.

The Company’s effective tax rate for the third quarter and the first nine months of 2003 was 19.2% and 31.3%, respectively, compared with an effective tax rate of 39.7% for the same periods of 2002. The third quarter and first nine months of 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for the third quarter and the first nine months of 2003 would have been 39%.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Sales:
Electronics and Communications	$115.8	$92.6	$329.0	$277.3
Systems Engineering Solutions	53.2	54.8	160.2	153.2
Aerospace Engines and Components	43.0	40.7	118.5	121.6
Energy Systems	3.7	3.7	10.6	11.0

Total sales	$215.7	$191.8	$618.3	$563.1

Operating Profit (Loss):
Electronics and Communications	$9.7	$8.9	$24.6	$26.2
Systems Engineering Solutions	6.0	7.0	19.8	16.5
Aerospace Engines and Components	(0.4)	(0.1)	1.2	0.7
Energy Systems	—	(0.8)	(0.7)	(2.0)

Total segment operating profit	15.3	15.0	44.9	41.4
Corporate expense	3.4	3.5	11.2	11.0
Other income (expense)	0.5	(0.1)	(1.3)	0.3
Interest and debt expense, net	0.2	—	0.5	0.5

Income before income taxes	12.2	11.4	31.9	30.2
Provision for income taxes	2.3	4.5	10.0	12.0

Net income	$9.9	$6.9	$21.9	$18.2

Electronics and Communications

The Electronics and Communications segment’s third quarter 2003 sales were $115.8 million, compared with third quarter 2002 sales of $92.6 million. Third quarter 2003 operating profit was $9.7 million, compared with operating profit of $8.9 million in the third quarter of 2002. Sales for the first nine months of 2003 were $329.0 million, compared with $277.3 million for the same period of 2002. Operating profit for the first nine months of 2003 was $24.6 million, compared with $26.2 million for the same period in 2002.

The third quarter and the first nine months of 2003 sales, compared with the same periods of 2002, reflected revenue growth in electronic instruments, defense electronic products and commercial lighting products. The revenue increase for the first nine months of 2003 also included growth in electronic manufacturing services, which was driven by increased sales to military and medical markets. The revenue growth in electronic instruments resulted from the acquisitions of Monitor Labs Incorporated at the end of the third quarter of 2002, Tekmar Company on May 16, 2003, stronger demand for geophysical sensors for the petroleum exploration market and improved sales of other environmental monitoring equipment. The revenue growth in defense electronic products was driven by traveling wave tubes and military microelectronics products. Third quarter revenue growth in avionics products resulted from the acquisition of the Aviation Information Solutions businesses on June 27, 2003, partially offset by continued weakness in the commercial aviation market. Operating profit was favorably impacted by increased sales, a reduction in the Company’s commercial broadband communications investments and an improved cost structure, partially offset by changes in product mix and higher selling expenses. Additionally, segment operating profit was negatively impacted by pension expense of $1.2 million in the third quarter of 2003 and $3.7 million for the first nine months of 2003, compared with pension income of $0.5 million in the third quarter of 2002 and $1.5 million for the first nine months of 2002.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s third quarter 2003 sales were $53.2 million, compared with third quarter 2002 sales of $54.8 million. Third quarter 2003 operating profit was $6.0 million, compared with operating profit of $7.0 million in the third quarter of 2002. Sales for the first nine months of 2003 were $160.2 million, compared with $153.2 million for the same period of 2002. The first nine months of 2003 operating profit was $19.8 million, compared with operating profit of $16.5 million for the same period in 2002.

Third quarter 2003 sales, compared with the same period of 2002, reflected a reduction in revenue for core defense and aerospace programs, partially offset by increased work in environmental programs. Operating profit, compared to the third quarter of 2002, was unfavorably impacted by lower sales and reduced award fees related to the Ground-based Midcourse Defense contract and a reduction in the mix of space station hardware sales which resulted in lower margins for the quarter. Additionally, segment operating profit was unfavorably impacted by pension expense of $0.1 million in the third quarter of 2003 compared with no pension income or expense in the third quarter of 2002.

The first nine months of 2003 sales, compared with the same period of 2002, reflected increased work in core defense and environmental programs, partially offset by a reduction in revenue from aerospace programs. Operating profit for the first nine months of 2003, compared with the same period of 2002, was favorably impacted by increased sales, finalization of negotiation of award and incentive fees for work performed on certain contacts, primarily the Ground Based Midcourse Defense contract, in prior years and higher year over year award and incentive fees for the Presurents, Propellants, and Calibration and International Space Station contracts. The first nine months of 2003 also reflected improved margins for environmental programs. Additionally, segment operating profit was negatively impacted by pension expense of $0.3 million for the first nine months of 2003, compared with no pension expense in 2002.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s third quarter 2003 sales were $43.0 million, compared with third quarter 2002 sales of $40.7 million. The third quarter 2003 operating loss was $0.4 million, compared with an operating loss of $0.1 million in the third quarter of 2002. Sales for the first nine months of 2003 were $118.5 million, compared with $121.6 million for the same period of 2002. Operating profit for the first nine months of 2003 was $1.2 million, compared with $0.7 million for the same period of 2002.

Third quarter 2003 sales, compared with the same period of 2002, reflected revenue growth in OEM piston engines offset by reduced sales of aftermarket products and services. Operating profit in the piston engine business was negatively impacted by increased insurance costs partially offset by a $0.4 million reduction in LIFO reserve, which resulted from a reduction in inventory. Sales from turbine engines were favorably impacted by higher revenue from Harpoon cruise missile engine sales partially offset by lower Joint Air-to-Surface Standoff Missile (JASSM) engine sales and reduced revenue from spare parts for Air Force training aircraft. Operating profit for turbine engines was lower in the third quarter of 2003, compared with the third quarter of 2002, and resulted from product mix and lower margins.

The first nine months of 2003 sales, compared with the same period of 2002, reflected revenue growth in OEM piston engines offset by reduced sales of aftermarket products and services. Operating profit for the first nine months of 2003, compared with the same period of 2002 in the piston engine business was positively impacted by an improved cost structure, productivity improvements, a $1.2 million reduction in LIFO reserve, which resulted from a reduction in inventory and lower requirements for product liability reserves partially offset by higher insurance premium costs. Sales for the first nine months of 2003 from turbine engines, compared with the same period of 2002, were unfavorably impacted by lower revenue from spare parts for Air Force training aircraft, partially offset by favorable Joint Air-to-Surface Standoff Missile (JASSM) and Harpoon cruise missile engine sales. Operating profit for turbine engines was lower for the first nine months of 2003, compared with the same period of 2002, and resulted from lower sales and reduced margins.

Additionally, segment operating profit was negatively impacted by pension expense of $0.4 million in the third quarter of 2003 and $1.0 million for the first nine months of 2003, compared with pension income of $0.1 million in the third quarter of 2002 and $0.4 million for the first nine months of 2002.

Teledyne Energy Systems

The Energy Systems segment’s third quarter 2003 sales were $3.7 million, were flat compared with third quarter 2002 sales of $3.7 million. The third quarter 2003 results were break even, compared with an operating loss of $0.8 million in the third quarter of 2002. Sales for the first nine months of 2003 were $10.6 million, compared with $11.0 million for the same period of 2002. The first nine months of 2003 operating loss was $0.7 million, compared with an operating loss of $2.0 million for the same period in 2002.

The first nine months of 2003 sales reflected revenue growth in hydrogen generators and fuel cell test stations, offset by lower government sales. The first nine months of 2003 reduction in government sales reflected lower revenues from certain government cost-plus-fixed-fee contracts due to an improved cost structure that resulted in lower billable revenue, as well as lower contract billings under the NASA Proton Exchange Membrane (PEM) Fuel Cell program as the first phase of the contract came to conclusion. The third quarter and the first nine months of 2003 reduction in operating loss, compared with the same periods of 2002, resulted from an improved overhead cost structure, reduced selling and general and administrative expenses, lower and research and development expenditures and the absence of program cost adjustments that impacted 2002.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities from continuing operations was $38.6 million for the first nine months of 2003, compared with net cash provided from continuing operations of $59.6 million for the same period of 2002. The lower net cash provided from continuing operations in the first nine months of 2003, compared with the first nine months of 2002, was primarily due to differences in the cash impact of income taxes, the payment in 2003 for an aircraft product liability settlement and timing differences related to accounts payable. The 2002 net cash provided from continuing operations reflected the receipt of a federal income tax refund of $5.7 million in April 2002. In the first nine months of 2003, cash was used to pay down accounts payable, compared to an increase in accounts payable for the first nine months of 2002 resulting primarily from timing of inventory and capital purchases.

Teledyne Technologies’ net cash used by investing activities was $33.2 million and $33.6 million for the first nine months of 2003 and 2002, respectively. The 2003 amount included $20.3 million for the purchase of businesses and $12.7 million for capital spending. The 2002 amount included $24.0 million for the purchase of business and $10 million for capital expenditures.

Financing activities provided net cash of $2.3 million in the first nine months of 2003, compared with cash used of $28.3 million for the same period of 2002. The 2002 amount primarily reflected net repayments of long-term debt. Both periods include proceeds from the exercise of stock options.

Working capital was $108.5 million at September 28, 2003, compared with $102.6 million at the end of 2002. The increase in working capital was due to higher inventory, primarily driven by acquisitions, higher accounts receivable, driven by acquisitions and higher sales in September 2003 compared to December 2002 and lower accounts payable. These increases were offset, in part, by an increase in income taxes payable and higher accrued liabilities primarily driven by acquisitions.

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

Tekmar Company’s, Monitor Labs’ and AIS’s results are included in the Company’s consolidated financial statements from the date of each respective acquisition. In all acquisitions, the excess of the purchase price over the fair value of net assets acquired has been allocated to identifiable intangible assets including goodwill in accordance with SFAS No. 141. The allocations of the purchase price for the acquisitions of Tekmar Company and AIS are preliminary as they were recently acquired.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions, if and when they arise. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2003. Teledyne Technologies currently expects capital expenditures to be in the range of approximately $20 million to $21 million in 2003, of which $12.7 million has been spent in the first nine months of 2003.

A $200.0 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At September 28, 2003, Teledyne Technologies had no amounts outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $200.0 million at September 28, 2003 and at year-end 2002. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits stock repurchases, the declaration of dividends or making other specified distributions in aggregate amounts exceeding 25% of cumulative net income ($23.0 million as of September 28, 2003) after the effective date of the credit agreement.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for noncontrolling interests of a limited-life subsidiary which has been deferred indefinitely. As Teledyne Technologies currently has no financial instruments that would be subject to SFAS No. 150, the adoption will have no impact on the Company.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 will have no impact on the Company’s consolidated results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs (SFAS No. 143). Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and had no impact on Teledyne Technologies’ financial position or results of operations.

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

Outlook

Based on its current outlook, the Company’s management believes that full year 2003 earnings per share will be in the range of approximately $0.78 to $0.82, excluding the $0.07 per share tax benefit in the third quarter of 2003. The current outlook includes higher aircraft product liability insurance costs, a reduction in LIFO reserve, lower anticipated margins in the fourth quarter of 2003 in the Company’s Systems Engineering Solutions segment and approximately $0.13 per share of non-cash pension expense for the full year 2003.

Although earnings visibility into 2004 is limited, the Company’s management believes that 2004 earnings per share will be in the range of approximately $0.73 to $0.83. The Company’s 2004 outlook reflects anticipated growth in the Company’s defense electronics and instrumentation businesses, a slight recovery in some of the Company’s short cycle electronics and commercial aviation markets and approximately $0.17 to $0.20 per share of non-cash pension expense for the full year 2004.

The Company’s previous aircraft product liability policy expired in May 2003. As of June 1, 2003, the total cost of the Company’s aircraft product liability insurance increased approximately $1.0 million per month or approximately 75%. The Company’s current aircraft product liability policy will expire in May 2004. Furthermore, given the finalization of actual fee negotiations for work performed on certain contracts in prior periods and the government’s 2003 fiscal year, operating margin in the Company’s Systems Engineering Solutions segment is expected to be lower in the fourth quarter of 2003 and in 2004, compared with the first nine months of 2003.

Full year 2002 earnings included $2.3 million or $0.04 per share in non-cash pension income. The Company currently expects approximately $7.0 million or $0.13 per share of non-cash pension expense in 2003. The reduction in non-cash pension income reflects the decline in the value of the Company’s pension assets through 2002 and reductions in the expected rate of return and discount rate assumptions for the Company’s defined benefit plan. The Company’s assumed expected rate of return is currently 8.5% and its assumed discount rate is currently 7.0%. However, the Company is currently evaluating its assumptions and expects to make changes to these assumptions for 2004. Based on the Company’s pension assets as of September 30, 2003 and the expected changes in its current pension assumptions, the Company estimates that non-cash pension expense in 2004 will be in the range of approximately $9.0 million to $11.0 million or $0.17 to $0.20 per share. Currently, Teledyne Technologies does not anticipate making cash contributions to its pension plan until 2004. The Company currently expects 2004 pension contributions, after tax, to be approximately $6.0 million. Also, under one of its spin-off agreements, after November 29, 2004, the Company will be able to charge pension costs to the U.S. Government under various government contracts.

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2004 Full Year Outlook		2003 Full Year Outlook		2002 Results

	Low	High	Low	High	Actual

Earnings per share (excluding net pension income (expense) and income tax benefit)	$0.93	$1.00	$0.91	$0.95	$0.73
Net pension income (expense)	(0.20)	(0.17)	(0.13)	(0.13)	0.04

Earnings per share (excluding income tax benefit)	0.73	0.83	0.78	0.82	0.77
Tax benefit	—	—	0.07	0.07	—

Earnings per share	$0.73	$0.83	$0.85	$0.89	$0.77

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

The events of September 11th and various public company governance issues have had adverse impacts on the insurance markets greatly increasing insurance costs, including the Company’s recent renewal of its aircraft product liability insurance policy. In addition, stock market fluctuations affect the value of the Company’s pension assets. Absent significant further improvement in market conditions, the Company will be required to make a contribution to its pension plan in 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2002 Annual Report on Form 10-K. At September 28, 2003, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Interim Chief Financial Officer, Vice President and Controller, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures as of September 28, 2003 are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

In connection with its evaluation during the quarterly period ended September 28, 2003, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.1	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan+

Exhibit 10.2	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan+

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

+	Denotes compensatory plan for non-employee directors required to be filed as an Exhibit to this Form 10-Q.

(b)	Reports on Form 8-K

During the quarter ended September 28, 2003 Teledyne Technologies filed a Current Report on Form 8-K on July 24, 2003, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the second quarter ended June 29, 2003.

Teledyne Technologies filed a Current Report on Form 8-K on October 23, 2003, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the third quarter ended September 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 12, 2003	By:	/s/ Dale A. Schnittjer

Dale A. Schnittjer, Interim Chief Financial Officer,
Vice President and Controller
(Principal Financial Officer, Principal Accounting
Officer and Authorized Officer)

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit Number	Description

Exhibit 10.1	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan+

Exhibit 10.2	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan+

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

+	Denotes compensatory plan for non-employee directors required to be filed as an Exhibit to this Form 10-Q.