Form 10-K
period 2003-12-28
TELEDYNE TECHNOLOGIES INC
filed 2004-03-04
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

     The aggregate market value of the registrant’s Common Stock held by non-affiliates was $413.9 million, based on the closing price of a share of Common Stock on June 27, 2003 ($13.69), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

     At February 27, 2004, there were 32,450,566 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Selected portions of the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (a) and (b) of Item 306 of Regulations S-K and by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by paragraph (c) of Item 306 and Instruction (9) to Item 402 of Regulation S-K.

INDEX

		Page
		Number

PART I
Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	25
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	49
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures.	49
PART III
Item 10.	Directors and Executive Officers of the Registrant	50
Item 11.	Executive Compensation	50
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Principal Accountant Fees and Services	51
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	51
INDEX TO FINANCIAL STATEMENTS AND RELATED INFORMATION		52
SIGNATURES
EXHIBIT INDEX

Defined Terms

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company”, “Teledyne”, “Teledyne Technologies” or “TDY”. References to “ATI” mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.

i

PART I

Item 1. Business.

Who We Are

      Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.

      Total sales in 2003 were $840.7 million, compared with $772.7 million and $744.3 million in 2002 and 2001, respectively. Our aggregate segment operating profits were $61.9 million, $57.3 million and $24.2 million in 2003, 2002 and 2001, respectively. Approximately 54% of our total sales in 2003 was to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 44% of these U.S. Government sales was attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 16% of total sales in 2003.

      Our four business segments and their respective contributions to our total sales in 2003, 2002 and 2001 are summarized in the following table:

	Percentage of Sales

Segment	2003	2002	2001

Electronics and Communications	53%	50%	50%
Systems Engineering Solutions	25%	27%	27%
Aerospace Engines and Components	20%	21%	21%
Energy Systems	2%	2%	2%

	100%	100%	100%

      Our principal executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021. Our telephone number is (310) 893-1600.

Strategy

      Principally through focused acquisitions of complementary product lines and businesses, we seek to build growth platforms around three core markets: aerospace and defense electronics; electronic instrumentation; and government systems engineering. We also intend to continue to focus on managing costs and operational excellence in every aspect of our business, from finance to manufacturing, as well as with the integration of our acquisitions. We continually evaluate our product lines to ensure that they are aligned with our strategy.

Recent Acquisitions

      After completing one acquisition in each of 2001 and 2002, we completed three acquisitions in calendar year 2003 and one in 2004.

On May 16, 2003, to expand further into the environmental instrumentation market, we acquired Mason, Ohio-based Tekmar Company from Emerson Electric Co. Tekmar Company, now known as

Teledyne Tekmar Company, is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers.

On June 27, 2003, to enhance our aircraft data acquisition and communications product lines, we acquired from Spirent plc its aviation information solution businesses, which included Spirent Systems Wichita, Inc., Spirent Systems (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited. These businesses design and manufacture aerospace data acquisition devices, networking products and flight deck and cabin displays. By year-end 2003, we consolidated the Wichita, Kansas manufacturing operations with those of our existing Los Angeles, California facility.

On December 31, 2003, to broaden our microwave product lines to our customers, we acquired certain assets of the Filtronic Solid State business located in Santa Clara, California. Solid State designs and manufactures customized microwave assemblies for electronic warfare, radar and other military applications. The business, which now operates as “Teledyne Microwave”, is being relocated and consolidated with our existing microwave subsystems operations in Mountain View, California.

On February 27, 2004, we acquired assets of Leeman Labs, Inc., located in Hudson, New Hampshire. Leeman Lab’s inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Teledyne Tekmar Company’s organic analysis instrumentation.

      Our acquisitions of Monitor Labs Incorporated and Advanced Pollution Instrumentation, Inc., completed in 2002 and 2001, respectively, greatly expanded our presence in the air-quality monitoring segment of the environmental instrumentation market.

      Each of the acquired businesses is part of our Electronics and Communications segment. Their results are included in our consolidated financial statements since their respective dates of acquisition. The Solid State and Leeman Lab’s asset acquisitions occurred in our 2004 fiscal year.

Available Information

      Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, our Corporate Objectives and Guidelines for Employee Conduct and the charters of the standing committees of our Board of Directors are available on our website. Our website address is www.teledyne.com.

      You will be responsible for any costs normally associated with electronic access, such as usage and telephone charges. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, please write to John T. Kuelbs, Senior Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 12333 West Olympic Blvd., Los Angeles, California 90064-1021, and a copy of such requested document will be provided to you, free of charge.

Our Business Segments

Electronics and Communications

      Our Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, defense, communications, industrial and medical markets.

          Instrumentation Products

      During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our Systems Engineering Solutions segment, to focus on monitoring and process control instrumentation. Since then, through acquisitions, we have greatly expanded our presence in the environmental instrumentation markets. In addition to environmental monitoring, we are targeting higher growth markets such as food and beverage quality control.

      Environmental Instruments. As a result of our acquisitions, we offer a wide range of products for environmental monitoring. Teledyne Advanced Pollution Instrumentation, Inc., manufactures a broad line of instruments for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone. Teledyne Monitor Labs, Inc., supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants. Teledyne Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon.

      Gas Analysis. Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers and now offers a broad range of products with various sensitivities for petrochemical, semiconductor manufacturing and other industrial applications. We also manufacture analyzers for a variety of other gases for such market applications. In 2003, we received orders for gas analyzers from a leading supplier of carbon dioxide to the food and beverage market.

      Vacuum and Flow Measurement. Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in such varied applications as semiconductor manufacturing, refrigeration, metallurgy and food processing.

      Geophysical Instruments. We manufacture geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration (to locate oil and gas reserves beneath the ocean floor). We have been adapting this technology for the military market, where these products can be used to detect submarines, surface ships and torpedoes.

      Test Services. We manufacture torque sensors and provide technical services for such critical applications as monitoring valves in nuclear power plants.

          Aerospace and Defense Electronics

      Aircraft Information Management. Our aircraft information management solutions are designed to increase the safety and efficiency of airline transportation. Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to civil aviation customers. These systems acquire data for use by the aircraft’s flight data recorder, and record additional data for the airline’s operation, such as performance and engine condition monitoring. We have provided these systems to our airline customers for over one-half of Boeing aircraft models in existing airline fleets. We have been increasingly providing our systems to Airbus A320 and A330/340 family aircraft, and we estimate that our forward fit market share was approximately 50% at the end of 2003. In July 2003, we acquired the Aviation Information Solutions (AIS) businesses of Spirent plc. AIS designs and manufactures aerospace data acquisition devices, networking products, and flight deck and cabin displays.

      Although our data acquisition, recording and communications products are primarily used on commercial aircraft, we have been pursuing military applications. The U.S. Air Force selected our Optical Quick Access Recorder for use on its C-17 Globemaster III military transport aircraft. A prototype Digital Data Acquisition System and a Wireless GroundLink™ System have been flight certified on a U.S. Navy P-3 aircraft. Teledyne Controls was also awarded a subcontract under a U.S. Air Force program to embed its communications software into aircraft flight management systems for the C-130 Transport and B-767 Tanker aircraft.

      Traveling Wave Tubes. Our helix traveling wave tubes are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. We were the first company to offer multi-band tubes that permit a satellite communication earth station to quickly switch from one satellite system to another without the need for transmitter replacement. Sales of triband traveling wave tubes have increased as the U.S. military adds additional capacity for various satellite communication systems. Commercial applications for traveling wave tubes include electromagnetic compatibility test equipment and satellite communication terminals for mobile newsgathering.

      Microwave Components and Subsystems. We design, develop, and manufacture microwave components used in aerospace and defense applications. On December 31, 2003, we acquired certain U.S. assets of Filtronic Solid State from Filtronic plc. The Solid State business designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications.

      Microelectronic Modules. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications, as well as implantable medical devices and commercial communication products. Our microelectronic modules are used for optical communications on the F-22 Raptor and we have been selected to provide similar products for the F-35 Joint Strike Fighter. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication.

      Rigid-Flex Printed Circuit Boards. Our patented rigid-flex printed circuit boards permit our customers to assemble reliable high-density electronic modules that are used in a variety of military and commercial aerospace applications. Our new VME-Flex™ products have been designed into two major defense programs.

      Sequencers. Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/ A-18E/ F and F/ A-22. We are currently developing a new sequencer in support of the F-35 Joint Strike Fighter program.

          Other Electronic Components

      Wireless Transceivers and Amplifiers. Our line of integrated transceiver modules provides high data rate point-to-point connectivity in cellular telephone infrastructure. We also supply solid-state microwave power amplifiers used in satellite uplink terminals for corporate networking and to provide two-way internet access via satellite for both consumer and commercial customers.

      Relays and Switches. Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to industrial, commercial, aerospace and military markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, general-purpose military applications, satellite and aircraft, and industrial and commercial machinery and control equipment.

      Connectors. We manufacture custom surface mount connectors for applications in computer disk drives and consumer medical electronic devices. Teledyne Interconnect Devices also manufactures high-density land grid array connectors for high-end microprocessors and Digital Micromirror Device sockets.

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

Systems Engineering Solutions

      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements.

          Defense

      Teledyne Brown Engineering is a well-recognized full-service missile defense contractor with over 50 years of experience in missile defense and related systems integration. Our diverse customer base in this field includes the U.S. Army Aviation and Missile Command (“AMCOM”), the U.S. Army’s Space and Missile Defense Command (“SMDC”), the Missile Defense Agency (“MDA”) and major prime defense contractors.

      Our Technologies Group plays significant roles in diverse national missile defense areas, which range from targets and countermeasures, systems engineering, modeling and simulation, to test and evaluation, as well as other related areas. Our engineering and technological services include systems design, development, integration and testing, with specialization in real-time distributed systems. In 2003, the Technologies Group, which possesses core competencies in software-based test and evaluation, data analysis and modeling and simulation, achieved the Software Engineering Institute’s Capability Maturity Model (or “CMM”) Level 4 rating.

      During 2003, we continued our long-standing support of the Ground-based Midcourse Defense (“GMD”) Program. In December 2003, we also broadened our role in ballistic missile defense by winning, as part of the Lockheed Martin team, the Targets and Countermeasures program awarded by the Missile Defense Agency. This program involves the test of missile defense technologies and verification of ballistic missile defense system performance on a large number of major programs, including the Airborne Laser, the Kinetic Energy Interceptor, the Ground-based Midcourse Defense, the Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Theater High Altitude Area Defense (“THAAD”).

      We have developed and maintain a variety of world-class modeling and simulation tools, ranging from architecture/force structure to components-requirement-focused tools. In 2003, we expanded our Space Control activities for the U.S. Strategic Command. Although we do not have a contract with U.S. Strategic Command, it is our understanding that it plans to replace one of its existing software models with our Extended Air Defense Simulation (“EADSIM”). The EADSIM software provides complex multi-force simulations of air, missile and space warfare. It is used by almost 400 agencies in 10 foreign countries for defense analysis training and operational planning.

          Aerospace

      We have been active in U.S. space programs for almost 50 years and continue to be a significant contributor to NASA programs. Our Systems Group plays a key role in the International Space Station (“ISS”), one of the most complex scientific endeavors ever undertaken, and has had roles in the Space Shuttle program. We have provided 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center. We have also manufactured more than 50 flight-qualified hardware items for use on cargo integration on the ISS. As a subcontractor to Lockheed Martin, we were awarded the International Space Station Cargo Mission Contract at the Johnson Space Center in 2003. This six-year contract involves providing services related to planning, preparation and execution of cargo missions to the ISS.

      We have been the prime contractor for the Propellants, Pressurants and Calibration Services Contract at Marshall Space Flight Center since 1971. In 2003, our role was extended for another five years. Under this contract, we furnish management, personnel, equipment and materials to operate and maintain the propellant and pressurant generating systems, storage and distribution systems, including work on the Space Shuttle and ISS, as well as management and operation of the calibration facilities at the Marshall Space Flight Center.

          Environmental Systems

      We support the U.S. Government’s efforts to clean up dangerous materials and waste. Since 1996, we have supported the U.S. Army’s Non-Stockpile Chemical Materiel Program and we continue to operate the Rapid Response System, a mobile chemical waste treatment system used to process chemical agents for disposal. These chemical agents had been used in the past to train military personnel in the detection, measurement and decontamination of dangerous chemicals. In 2003, for example, we won a $20.4 million U.S. Army contract to support the destruction of binary chemical warfare materiel stored at the Pine Bluff Arsenal in Arkansas. We also produce canisters for the processing, stabilization and storage of nuclear-waste products. In addition, we produce detonation chambers for use in the disposal of both chemical weapons and conventional munitions.

      We operate a Department of Energy-certified radiological analysis services laboratory in Knoxville, Tennessee. This laboratory has received certification from the National Environmental Laboratory Accreditation Program in 13 states, including Utah where the Department of Energy maintains its primary waste depository. With its Nuclear Utilities Procurement Issues Committee certification, the laboratory can serve commercial utilities.

          Homeland Security

      Since the 1950s, we have worked to defend the nation from ballistic missiles, and we are now working to leverage our environmental capabilities into the Homeland Defense market, where expertise in the destruction of small lots of hazardous material may be required. In the Homeland Security arena, we offer to police departments and other first responders our WaterSabre™ mobile disaster response system to investigate and neutralize suspected explosive devices. This system is a remotely operated, ultra-high-pressure waterjet cutting system, mounted on a hazardous duty robot, and integrated with an emergency response vehicle. Cameras mounted on the robot provide a view of the cutting process and suspected devices to the operator in the vehicle, which can be located up to approximately 1,300 feet away.

      Our support of the Federal Aviation Administration also increased in 2003 with a proof of concept for the Automated Airborne Flight Alert System. This effort is to demonstrate a data system that will provide selected aircraft flight data and situational awareness data to ground agencies for homeland security purposes.

          Teledyne Solutions, Inc.

      Through Teledyne Solutions, Inc., we are the primary Ballistic Missile Defense (“BMD”) systems engineering and technical assistance contractor for the U.S. Army. Teledyne Solutions has responsibility for the Systems Engineering and Technical Assistance Contract (“SETAC”) in support of the U.S. Army Space and Missile Defense Command. We also provide Systems Engineering and Technical Assistance support to other major Department of Defense customers including the Missile Defense Agency and the Program Executive Office for Air, Space, and Missile Defense.

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

      Our product lines include engines powering the Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the popular New Piper Seneca V twin-engine aircraft. In addition to these long-standing products, our engines power new high-speed composite aircraft, including the Cirrus SR-20 and SR-22, the Diamond C1, and the Lancair Columbia 300 and Columbia 350. We are also continuing to work with Honda Motor Company in evaluating a new aircraft engine primarily targeted at segments of the piston engine aviation market adjacent to our existing business.

      In addition to the sales of new aircraft engines to aircraft producers, we actively support the aircraft engine aftermarket. Piston aircraft engines are produced with a finite utilization life generally expressed as time between overhauls. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. In addition, through Teledyne Mattituck Services, Inc., located in Long Island, New York, we serve as an aftermarket supplier and piston engine overhauler to the general aviation marketplace.

      Through Aerosance, Inc., we developed the first production full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLink™ FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management. We continue the development of FADEC-equipped engines targeted at the most popular models of four and six cylinder piston aircraft engines in use throughout the world. We believe that these control systems will become standard equipment on selected new aircraft and will be retrofitted on higher-end, piston engine general aviation aircraft.

      In addition, our Gill™ line of lead acid batteries is widely recognized as the premier power source for general aviation. We are also continuing to develop sealed recombinant batteries for business jet and helicopter applications. Teledyne Battery Products, in conjunction with Teledyne Controls, jointly developed an onboard charging and cockpit display kit that permits existing NiCad battery systems to be replaced with Gill™ sealed lead acid batteries.

          Turbine Engines

      We design, develop and manufacture small turbine engines primarily used in tactical missiles for military markets.

      Our J402 engine powers the HARPOON missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile-Expanded Response. Lockheed Martin Corporation selected a derivative of the J402 engine to power the Joint Air-to-Surface Standoff Missile (“JASSM”). We are the sole source provider of engines for the base JASSM system. The base JASSM production requirement is currently estimated at approximately 2,900 units.

      Our J700 engine provides the turbine power for the Improved Tactical Air Launched Decoy (“ITALD”) built for the U.S. Navy. The ITALD system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources.

Energy Systems

      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources. Teledyne Energy Systems, Inc., a majority owned subsidiary of TDY, was formed in 2001 by combining Teledyne Brown Engineering’s Energy Systems business unit with assets and intellectual properties of Florida-based Energy Partners, Inc.

      Our energy systems activities include a 50-year history of supplying high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided the thermoelectric power systems for several successful deep-space missions such as the Viking 1 and Viking 2 Mars Landers and the Pioneer 10 and 11 missions to Jupiter and Saturn. In 2003, in partnership with Boeing, we were awarded a ten-year $57 million contract by the U.S. Department of Energy to develop a new Multi-Mission Radioisotope Thermoelectric Generator (“MMRTG”) capable of supporting planetary landing and deep space probe missions. If selected for flight, the first of two production units could be used to power the Mars Science Lander scheduled to launch in 2009.

      We also manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. Our Teledyne Titan™ gas generators are used worldwide in electrical power generation plants, semiconductor manufacture, optical fiber production, chemical processing and other industrial processes.

      We have a line of fuel cell test stations designed to provide a completely integrated system for fuel cell testing for the PEM fuel cell development market. Our Medusa line of fuel cell test systems provides high quality, simple to use automated test stations for fuel cell and fuel cell stack testing up to 10 kilowatts. In 2003, we also introduced Fuel Cell Testing Services.

      We continue to focus our PEM fuel cell development efforts on high reliability, long endurance power systems for the immediate needs of military and aerospace customers. For example, we are currently working on a contract to deliver a PEM fuel cell power system prototype for use in the Second Generation Reusable Launch Vehicle.

Customers

      We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2003, 2002 or 2001.

      Approximately 46%, 46% and 45% of our total sales for 2003, 2002 and 2001, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. In 2003, 2002 and 2001, our largest program with the U.S. Government, The Boeing Company — Ground-based Midcourse Defense contract, represented 5.8%, 7.5% and 7.4% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

	2003	2002	2001

	(in millions)
Electronics and Communications	$142.0	$115.2	$107.8
Systems Engineering Solutions	210.3	202.4	195.7
Aerospace Engines and Components	24.7	25.5	27.3
Energy Systems	10.7	9.3	7.8

Total U.S. Government sales	$387.7	$352.4	$338.6

      Our total backlog of confirmed orders was approximately $369.7 million at December 28, 2003, $324.1 million at December 29, 2002 and $300.8 million at December 30, 2001.

Sales and Marketing

      Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

      Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. Products are also advertised in appropriate trade journals and by means of various websites. To promote our products and other capabilities, our personnel regularly participate in relevant trade shows and professional associations. Many of our government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions in addition to competitive pricing.

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

Research and Development

      Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $218.1 million, $196.8 million and $210.7 million on research and development and bid and proposal costs for 2003, 2002 and 2001, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 87%, 87% and 85% of total research and development costs for 2003, 2002 and 2001, respectively.

      In 2003, approximately 63% of the $27.9 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $31.8 million in 2004.

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

Employees

      Our total current workforce consists of approximately 5,300 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 267 employees in Mobile, Alabama under a collective bargaining agreement that expires by its terms on February 21, 2007. This union also represents approximately 24 of our employees in Toledo, Ohio under a collective bargaining agreement that expires by its terms on November 9, 2006. In addition, this union represents approximately 40 employees in Abbeville, Alabama under a collective bargaining agreement that expires on October 15, 2004. We consider our relations with our employees to be good.

Executive Management

      TDY’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	62	Dr. Mehrabian is the Chairman, President and Chief Executive Officer of TDY. He has been the President and Chief Executive Officer of TDY since its formation. Dr. Mehrabian became Chairman of the Board of Directors on December 14, 2000. Prior to the spin-off, he was the President and Chief Executive Officer of ATI’s Aerospace and Electronics segment since July 1999 and had served ATI at various senior executive capacities since July 1997. Before joining ATI, Dr. Mehrabian served as President of Carnegie Mellon University. He is a director of TDY, Mellon Financial Corporation and PPG Industries, Inc.
John T. Kuelbs* Senior Vice President, General Counsel and Secretary	61	Mr. Kuelbs has been the Senior Vice President, General Counsel and Secretary of TDY since November 29, 1999, having joined ATI’s Aerospace and Electronics segment in October 1999. Mr. Kuelbs was Senior Vice President — Acquisition Policy for Raytheon Company from November 1998 to September 1999 and Senior Vice President — Legal of Raytheon Systems Company from January 1998 to November 1998. Before Raytheon’s acquisition of Hughes Aircraft Company, Mr. Kuelbs spent 17 years at Hughes Aircraft Company where he served as Senior Vice President, General Counsel and Secretary from 1994 to 1998.
Dale A. Schnittjer* Vice President and Chief Financial Officer	59	Mr. Schnittjer has been Vice President and Chief Financial Officer of the Company since January 27, 2004. He had served as interim Chief Financial Officer since July 7, 2003. Mr. Schnittjer first became a Vice President on December 19, 2001, and had been the Controller of TDY from November 29, 1999 to January 27, 2004. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of TDY from June 1, 2000 to October 3, 2000. From 1998 to the spin-off, Mr. Schnittjer served as a financial executive to the Aerospace and Electronics and Industrial Segments of ATI. Prior to that, he was Vice President — Finance of Teledyne Wah Chang from 1997 to 1998 and Vice President — Finance of Teledyne Specialty Equipment from 1995 to 1997. Mr. Schnittjer has held various senior financial positions with several of Teledyne’s aerospace and electronics companies since 1971.

Name and Title	Age	Principal Occupations Last 5 Years

Segment Management:
James M. Link* President, Teledyne Brown Engineering, Inc.	61	Retired Lieutenant General Link has been the President of Teledyne Brown Engineering since July 2001. Prior to that, Mr. Link served as Senior Vice President of Science Applications International Corporation (SAIC) Applied Technology Group in Huntsville, Alabama. Before joining SAIC, Mr. Link had a distinguished 33-year career with the U.S. Army where he last served as Deputy Commanding General of the U.S. Army Materiel Command. Mr. Link is a director of Dewey Electronics Corporation.
Aldo Pichelli* Senior Vice President and Chief Operating Officer, Electronics and Communications Segment	52	Mr. Pichelli has been Senior Vice President and Chief Operating Officer of TDY’s Electronics and Communications segment since July 22, 2003. Prior to that, he served as Vice President and General Manager of Teledyne Instruments since its formation in 2001. Mr. Pichelli held various management and financial positions with several Teledyne companies (including former companies) since 1980, having been the Vice President and General Manager of Teledyne Analytical Instruments from 1997 to 2000 and the General Manager of Teledyne Hastings Instruments from 1996 to 1997.
Bryan L. Lewis President, Teledyne Continental Motors, Inc.	54	Mr. Lewis has been the President of Teledyne Continental Motors since 1992. From 1990 to 1992, he was President of the turbine engine operations of Teledyne, Inc. Mr. Lewis has held various technical and general management positions during his more than 21 years with Teledyne Technologies and its predecessors.
Rhett Ross President, Teledyne Energy Systems, Inc.	39	Mr. Ross has been President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc. Prior to that, he was General Manager of the Teledyne Energy Systems business unit. Before joining the Company in July 2000, Mr. Ross operated R4 Energy, a consulting business specializing in energy technologies. From 1993 to 1999, Mr. Ross was Vice President — Product Development of Energy Partners, Inc., a fuel cell development company.
Other Officers:
Robert W. Steenberge Chief Technology Officer	56	Mr. Steenberge has been TDY’s Chief Technology Officer since March 2000. Prior to that, he had been Vice President of Advanced Development at Teledyne Electronic Technologies since 1991. Since joining Teledyne in 1976, Mr. Steenberge has held various management positions with several of its aerospace and electronics companies.
Ivars R. Blukis Chief Business Risk Assurance Officer	61	Mr. Blukis has been Chief Business Risk Assurance Officer since January 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies. Since joining Teledyne in 1976, Mr. Blukis has held various financial and administrative positions with its microwave electronics components business unit.

Name and Title	Age	Principal Occupations Last 5 Years

Robyn E. Choi Vice President-Administration and Human Resources and Assistant Secretary	39	Ms. Choi has been Vice President — Administration and Human Resources of the Company since April 2003 and Vice President — Administration since December 2000. Prior to becoming a Vice President, she served as Director of Administration. She has been an Assistant Secretary of TDY since the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in August 1999, she was Director of the President’s Office and Secretary of the Corporation at Carnegie Mellon University.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	44	Miss Cibik has been Vice President of the Company since December 2000, Associate General Counsel since the spin-off, and an Assistant Secretary since October 1999. From April 1998 to the spin-off, Miss Cibik was Counsel — Corporate and Securities at ATI. Prior to joining ATI, she was Senior Counsel at PNC Bank Corp., now known as The PNC Financial Services Group, Inc., and had previously been associated with Kirkpatrick & Lockhart LLP.
Shelley D. Green Treasurer	45	Ms. Green has been the Treasurer of TDY since October 2000, and served as Assistant Treasurer since the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in October 1999, she spent 16 years at Occidental Petroleum Corporation serving its treasury operations and debt administration, having last served as Assistant Treasurer - Financial Operations.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

      Dr. Mehrabian has an Amended and Restated Employment Agreement with Teledyne Technologies, which provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement terminates on December 31 of each year, but will be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Starting September 1, 2003, Dr. Mehrabian’s annual base salary was $610,000. The agreement provides that Dr. Mehrabian is entitled to participate in TDY’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne Technologies will pay him following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to TDY (including service to ATI), but not more than 10 years.

      Fourteen current members of management have entered into Change in Control Severance Agreements with Teledyne Technologies. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of TDY and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian and Messrs. Kuelbs, Schnittjer and Link and one other executive) or two times (in the case of Mr. Pichelli and eight other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan (“AIP”) bonus target for the year in which the change in control occurs or the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current Annual Incentive Plan bonus based on the fraction of the year worked times the Annual Incentive Plan target objectives at 120 percent (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Plan awards, assuming applicable goals are met at 120 percent of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits for a period of up to 36 months (up to 24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by us under ATI’s Stock Acquisition and Retention Program and our Restricted Stock Award Programs.

•	Full vesting under our pension plans (within legal parameters).

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to cover any excise taxes imposed on the executive by Section 4999 of the Internal Revenue Code, as well as income taxes on the “gross-up-payment” and any interest and penalties.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

      The following text highlights various risks and uncertainties associated with Teledyne Technologies. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in TDY’s 2003 Annual Report to Stockholders.

Our dependence on revenue from government contracts subjects us to many risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for our existing contracts may be diverted to other uses or delayed.

      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 46% of our total revenue for 2003. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.

      Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years.

      The overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990. However, as a result of the September 11th terrorist attacks and the war in Iraq, U.S. defense spending has increased and is expected to increase over the next few years. Increased defense spending does not necessarily correlate to increased business for the Company, because not all the programs in which TDY participates or has current capabilities may be provided with increased funding. The Middle East situation could result in a diversion of funds from programs in which TDY participates and redirection of those funds to pay for costs associated with this situation or programs more closely related to it.

      Also, over time, programs can evolve and affect the extent of our participation. For example, one of Teledyne Brown Engineering’s programs was restructured in 2003 to change the emphasis from a focus on test and evaluation to a focus on deployment and sustainment, which resulted in a nearly 16% decline in revenues from this contract compared to 2002 (from $58 million to $49 million). Revenues from this contract could continue to decline as this program continues to evolve away from areas that Teledyne Brown Engineering historically supported.

      Furthermore, we obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted.

      The Department of Defense has revised its small business subcontracting goals for prime contractors to award 40% of the value of its contract to small and/or disadvantaged businesses, an increase from the prior target of 20%. This reduces the available share that may be awarded to Teledyne Brown Engineering, a large business, when teaming with other contractors in a subcontractor capacity. When a company is acting in the prime contractor capacity, this change has the effect of reducing the overall profitability on the contract, because the prime contractor’s profit on the subcontracted portion of that contract is generally lower than on the portion of the contract that is performed directly by the prime contractor.

      The Company, principally and traditionally through its Systems Engineering Solutions segment, has been a significant contributor to NASA programs. The centerpiece of our current NASA activities is the International Space Station. As a result of the Columbia Space Shuttle tragedy, NASA’s Space Shuttle programs could be negatively impacted, depending on the duration of the grounding of shuttle flights.

      Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination-for-convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source.

      There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed price-type contracts (44% in 2003 as compared to 41% in 2002). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. We believe that the U.S. Government is increasingly requesting proposals for fixed price-type contracts.

      Certain fees under some of our U.S. Government contracts are linked to meeting development or testing deadlines. Fees may also be influenced or dependent on the collective efforts and success of other defense contractors over which we had no or limited control. In our Systems Engineering Solutions segment, given the finalization of actual fee negotiations for work performed on certain government contracts in prior periods, the level of government award and incentive fees received in 2003 will not continue in 2004.

      We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to surface issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed more than four years before under seal pursuant to the False Claims Act. The Company intends to vigorously defend this continuing civil action against its Electronic Safety Products unit, which action continues notwithstanding the U.S. Government’s non-intervention and the court’s granting of the Company’s motion to dismiss the civil action (which decision has been appealed).

A declining stock market and lower interests rates negatively affect the value of our pension assets and could have a material adverse financial effect on us.

      We have a defined benefit pension plan covering substantially all of our employees. At year-end 2003, notwithstanding improved market conditions, because of significant declines in the stock market over the last few years and low interest rates, the value of the pension assets was less than our accumulated pension benefit obligation. The accounting rules applicable to our pension plan require that amounts recognized in financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will continue to be 8.5% in 2004 as it was in 2003, compared to 9.0% in 2002, and the assumed discount rate will be 6.5% in 2004, compared to 7.0% in 2003 and 7.5% in 2002.

      Since the spin-off through 2002, we recorded pension income. Starting in 2003 and in the future, we expect to incur pension expense. The decline in pension income and the start of pension expense in 2003 is due to the completion, in 2001, of income amortization associated with the transition assets recorded pursuant to Statement of Financial Accounting Standards No. 87  —  “Employee’s Accounting for Pensions”, as well as the decline in the value of our pension assets, coupled with reductions in our expected rate of return and discount rate assumptions used for pension plan calculations as described above. We currently expect pension expense of approximately $8.5 million in 2004, compared to pension expense of $6.9 million in 2003 and pension income of $2.3 million for 2002. Given our pension plan’s current underfunded status, we will be required to make cash contributions to our pension plan in 2004. Declines in the stock market and lower rates of return could increase future years required contribution. Also, under one of our spin-off agreements, the earliest we will be able to charge pension costs to the U.S. Government under our various government contracts will be November 29, 2004. The addition of such costs in a bid for U.S. Government contracts, which is in essence an increase to the contract price to be paid, may itself negatively affect an award decision being made in favor of the Company.

      Effective January 1, 2004, in an effort to help alleviate additional pension expense in future years, new non-union employee hires do not participate in the Pension Plan, but participate in our Teledyne Technologies Incorporated 401(k) Plan.

United States’ and global responses to terrorism, the Middle East situation and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect the Company’s business and results of operations.

      United States’ and global responses to terrorism, the Middle East situation and perceived nuclear threats increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses, may adversely affect the Company.

      While some of our businesses that provide products or services to the U.S. Government experienced greater demand for their products and services as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. Government spending could shift to defense programs, including Homeland Security, in which we may not participate or may not have current capabilities and curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs.

      The effect of the decline in air travel on the financial condition of many of our commercial airline and aircraft manufacturer customers, resulting from terrorism, SARS and other factors, could adversely affect our Electronics and Communications segment. Deterioration of financial performance of airlines could result in a further reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.

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

      Our growth strategy includes acquisitions at an increased pace over prior years. Acquisitions involve various inherent risks, such as:

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

      In May 2003, for example, we acquired Teledyne Tekmar Company. While this company’s products and customer base are complementary to TDY’s existing instrumentation businesses, there is no assurance that we will achieve all identified financial, operating and distribution synergies.

      Similarly, in connection with acquisitions, we may consolidate one or more acquired facilities with other TDY facilities to obtain synergies and cost-savings. For example, we have recently relocated the manufacturing operations of the acquired AIS’ Wichita, Kansas facility to our Teledyne Controls’ facility in Los Angeles, California. We are also in the process of moving manufacturing operations of our acquired Solid State business from Santa Clara, California to Mountain View, California. Despite planning, relocation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel and learning or adaptation of manufacturing processes and techniques. Production delays at the new operating location could result.

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

      As a manufacturer and distributor of various products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.

      While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is $15 million. Since our existing aircraft product liability insurance policy expires in May 2004, the Company is currently evaluating options relating to restructuring its aircraft product liability insurance program, including a greater annual self-insured retention and perhaps use of its captive insurance subsidiary.

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

      The Company has been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. We have not incurred material liabilities in connection with these lawsuits. The filings typically do not identify any of the Company’s products as a source of asbestos exposure, and the Company has been dismissed from cases for lack of product identification, but only after some defense costs have been incurred. Also, because of the prominent “Teledyne” name, we may be mistakenly joined in lawsuits involving a company or business that was not spun off or otherwise assumed by us as part of our 1999 spin-off. The Company’s historic insurance coverage, including that of its predecessors, may not fully cover such claims and defense of such matters, as coverage depends on the year of purported exposure and other factors. Nonetheless, the Company intends to defend these claims vigorously. Congress has been considering tort reform to deal with the increasing number of asbestos-related claims.

      The gas generators manufactured by Teledyne Energy Systems, Inc. currently contain a sealed, wetted asbestos component. While the company is currently examining replacement materials, has placed warning labels on its products and takes care in handling of this material by employees, there is no assurance that the Company will not face product liability claims involving this component.

      Our Teledyne Brown Engineering’s laboratory in Knoxville, Tennessee performs radiological analyses. While the laboratory is certified by the Department of Energy, has other nuclear-related certifications, and has internal quality controls in place, errors and omissions in analyses may occur. We currently have errors and omissions insurance coverage and nuclear liability insurance coverage that might apply depending on the circumstances. We also have sought indemnities from some of our customers. Our insurance coverage or indemnities, however, may not be adequate to cover potential problems associated with faulty radiological analyses.

      While we have not sold any systems, our WaterSabre Fluid Jet Cutting System™ is expected to be used in anti-terrorism operations. A mishap involving the use of such system could result in various damages which could exceed available insurance coverages or customer-provided indemnities, if obtained. Although we are seeking liability protections for the WaterSabre under the Support Anti-Terrorism by Fostering Effective Technologies Act of 2002, the process for obtaining them is newly established and no anti-terrorism technologies have yet been qualified by the Secretary of Homeland Security.

      We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

We may have difficulty obtaining product liability and other insurance coverages, or be subject to increased costs for such coverage.

      Insurance costs have increased greatly over the last few years. As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2004 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. The Company is currently evaluating options with respect to its aircraft product liability insurance policy, which expires in May 2004. In connection with the last renewal, premium costs of such insurance coverage nearly doubled and the annual self-insured retention increased 50%. To alleviate aircraft product liability insurance costs, the Company continues to try to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on its aircraft engines and spare parts. The Company cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases.

      For certain electronic components for medical applications that we manufacture, such as those that go into cochlear implants, we have asked for indemnities from our customers and/or to be included under their insurance policies. We cannot, however, provide any assurance that such indemnities or insurance will offset potential liabilities that we may incur as a result of our manufacture of such components.

      Aside from the uncertainties created by external events, such as September 11th and subsequent activities, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. We cannot assure that, for 2004 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years. Over the last few years, our aircraft product liability claims experience has worsened, due in part to an increasingly litigious environment.

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

      We derive significant revenues from the commercial aerospace industry. Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. Delays or changes in aircraft and component orders could impact the future demand for our products and have a material adverse effect on our business, results of operations and financial condition. While the market for commercial aircraft has shown some improvement since the downturn triggered by the tragic events of September 11th and the Iraqi war, another such event would increase the level of uncertainty regarding future orders for aircraft.

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

      During 2003, international sales accounted for approximately 16% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	export controls;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	convertibility and transferability of international currencies; and

•	exchange rate fluctuations.

      Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. Given the current exchange rate between the U.S. Dollar and the British Pound Sterling, European contracts for which we are paid in U.S. Dollars could be negatively affected to the extent the underlying costs to the Company to fulfill the contract are paid in Pounds Sterling. In prior years, weak conditions in Asian economies have affected our results of operations adversely. The September 11th terrorist attacks, as well as fears of an international arms race, have resulted in increased export scrutiny of sales of some of our products to international customers. Travel restrictions to Middle Eastern and other countries may negatively affect continuing international sales or service revenues from such regions.

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

      While the Company has an environmental management system and compliance program applicable to its operating facilities, including a “review and audit” program to monitor compliance where each facility is reviewed and audited by an internal environmental team every three years, such internal control is designed to reduce environment risk, it does not eliminate potential environmental liabilities. In addition, as the Company pursues acquisitions, while it conducts environmental-related due diligence and generally seeks some form of protection, including indemnification from a seller, such acquired companies may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.

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

      Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. Our ability to dispose of product lines that may no longer be aligned with our strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance as to when, if or on what terms any non-strategic product lines will be sold. Also, we cannot provide any assurance as to the availability, timing, terms or conditions of alternative courses of action, including closure, or the sale of any non-strategic product line cannot be consummated.

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

      Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $30.5625 per share. At February 27, 2004, our closing stock price was $20.26. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

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

      The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 2. Properties.

      Our principal facilities as of December 28, 2003 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations. In 2003, the Company spent approximately $6 million to expand its Company-owned Rancho Cordova, California facility principally due to an increased demand for military traveling wave tubes.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment
Instrumentation Products
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instruments	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Mason, Ohio	Development and production of environmental monitoring instruments	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Aerospace and Defense Electronics
Los Angeles, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned and Leased
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Hudson, New Hampshire	Production of printed circuit boards	Owned
Northridge, California	Development and production of electronic seat ejection sequencers	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Other Electronic Components
Hawthorne, California	Production of electromechanical relays	Owned
San Diego, California	Development and production of connectors	Leased
Electronic Manufacturing Services
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned
Systems Engineering Solutions Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased

Facility Location	Principal Use	Owned/Leased

Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Redlands, California	Manufacturing of batteries for the general aviation market	Owned
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased
Energy Systems Segment
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of gas generators, power generating systems and fuel cell test stations	Leased
West Palm Beach, Florida	Research and development of fuel cell components and systems	Leased

      We also own or lease facilities elsewhere in the United States and outside the United States, including Tijuana, Mexico, Gloucester and West Drayton, England, Cumbernauld, Scotland and Ottawa, Canada. Our corporate executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021.

Item 3. Legal Proceedings.

      From time to time, we become involved in various lawsuits, claims and proceedings related to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the results of operations for that period.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of TDY’s stockholders during the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock and Dividend Policy

      Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	High	Low

2002
1st Quarter	$17.37	$13.95
2nd Quarter	$21.75	$15.55
3rd Quarter	$20.25	$13.70
4th Quarter	$18.60	$13.30
2003
1st Quarter	$16.22	$10.92
2nd Quarter	$15.20	$12.40
3rd Quarter	$15.74	$13.07
4th Quarter	$19.60	$14.26
2004
1st Quarter (through March 3, 2004)	$21.75	$18.50

      On February 27, 2004, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $20.26 per share. As of February 27, 2004, there were approximately 7,481 holders of record of the Common Stock.

      We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future. Provisions of our credit agreement limit our ability to pay dividends to amounts exceeding 25% of cumulative net income subsequent to the effective date of the credit agreement. As of December 28, 2003, approximately $24.9 million was available for the payment of dividends under these provisions.

Item 6. Selected Financial Data.

      The following table presents our summary consolidated financial data. Effective November 29, 1999, Teledyne Technologies was spun off from ATI. Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The historical financial information for 1999 is not necessarily indicative of the results of operations or financial position that would have occurred if we had been a separate, independent company during the entire year of 1999, nor is it indicative of future performance. The historical financial information for 1999 does not include pro forma adjustments that reflect estimates of the expenses that we would have incurred had we been operated as an independent company and as capitalized at the time of its spin-off from ATI. The historical financial information should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Teledyne Technologies Incorporated

Five-Year Summary of Selected Financial Data

	For the fiscal years

	2003	2002	2001	2000	1999

	(In millions, except per share amounts)
Sales	$840.7	$772.7	$744.3	$795.1	$761.4
Income from continuing operations	$29.7	$25.4	$6.8	$31.9	$47.2
Net income	$29.7	$25.4	$6.6	$32.3	$49.0
Working capital	$129.5	$102.6	$115.3	$107.6	$98.5
Total assets	$428.1	$391.1	$349.3	$350.9	$313.4
Long-term debt	$—	$—	$30.0	$—	$97.0
Stockholders’ equity	$221.0	$176.8	$173.0	$163.1	$44.5
Basic earnings per common share —continuing operations(a)	$0.92	$0.79	$0.21	$1.12	$1.73
Diluted earnings per common share —continuing operations(a)	$0.91	$0.77	$0.21	$1.08	$1.73
Basic earnings per common share(a)	$0.92	$0.79	$0.20	$1.13	$1.79
Diluted earnings per common share(a)	$0.91	$0.77	$0.20	$1.09	$1.79

(a)	Prior to the spin-off, the average outstanding shares used to compute earnings per share were based on a distribution ratio of one share of TDY Common Stock for every seven shares of ATI Common Stock. The treasury stock method is used to calculate diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.

Strategy

      Principally through focused acquisitions of complementary product lines and businesses, we seek to build growth platforms around three core markets: aerospace and defense electronics; electronic instrumentation; and government systems engineering. We also intend to continue to focus on managing costs and operational excellence in every aspect of our business, from finance to manufacturing, as well as with the integration of our acquisitions. We continually evaluate our product lines to ensure that they are aligned with our strategy.

Recent Acquisitions

      After completing one acquisition in each of 2001 and 2002, we completed three acquisitions in calendar year 2003 and one in 2004.

      On May 16, 2003, to expand further into the environmental instrumentation market, we acquired Mason, Ohio-based Tekmar Company from Emerson Electric Co. Tekmar Company, now known as Teledyne Tekmar Company, is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers.

      On June 27, 2003, to enhance our aircraft data acquisition and communications product lines, we acquired from Spirent plc its Aviation Information Solution businesses (collectively “AIS”), which included Spirent Systems Wichita, Inc., Spirent Systems (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited. These businesses design and manufacture aerospace data acquisition devices, networking products and flight deck and cabin displays. By year-end 2003, we consolidated the Wichita, Kansas manufacturing operations with those of our existing Los Angeles, California facility.

      On December 31, 2003, to broaden our microwave product lines to our customers, we acquired certain assets of the Filtronic Solid State business located in Santa Clara, California. Solid State designs and manufactures customized microwave assemblies for electronic warfare, radar and other military applications. The business, which now operates as “Teledyne Microwave”, is being relocated and consolidated with our existing microwave subsystems operations in Mountain View, California.

      On February 27, 2004, we acquired assets of Leeman Labs, Inc., located in Hudson, New Hampshire. Leeman Lab’s inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Teledyne Tekmar Company’s organic analysis instrumentation.

      Our acquisitions of Monitor Labs Incorporated and Advanced Pollution Instrumentation, Inc., completed in 2002 and 2001, respectively, greatly expanded our presence in the air-quality monitoring segment of the environmental instrumentation market.

      All of the acquisitions are part of our Electronics and Communications segment. Their results are included in our consolidated financial statements since their respective dates of acquisition. Since the acquisition of certain assets of the Filtronic Solid State and Leeman Lab’s businesses occurred after Teledyne Technologies 2003 fiscal year, these acquisitions are not reflected in the balance sheet or income statement at year-end 2003.

      Our fiscal year is determined based on a 53/52-week convention and ends on or about December 31. The following is our financial information for 2003, 2002 and 2001 (in millions, except per-share amounts):

	2003	2002	2001

Sales	$840.7	$772.7	$744.3
Costs and expenses
Cost of sales	636.7	584.9	573.4
Selling, general and administrative expenses	157.0	145.6	143.8
Asset impairment charge	—	—	7.5
Restructuring and other charges	—	(0.7)	8.8

	793.7	729.8	733.5

Income before other income and expense and income taxes	47.0	42.9	10.8
Interest and debt expense, net	0.8	0.6	1.9
Other income (expense)	(1.6)	(0.2)	2.4

Income from continuing operations before income taxes	44.6	42.1	11.3
Provision for income taxes	14.9	16.7	4.5

Income from continuing operations	29.7	25.4	6.8
Discontinued operations, net of tax	—	—	(0.2)

Net income	$29.7	$25.4	$6.6

Basic earnings per common share:
Continuing operations	$0.92	$0.79	$0.21
Discontinued operations	—	—	(0.01)

Basic earnings per common share	$0.92	$0.79	$0.20

Diluted earnings per common share:
Continuing operations	$0.91	$0.77	$0.21
Discontinued operations	—	—	(0.01)

Diluted earnings per common share	$0.91	$0.77	$0.20

      We operate in four business segments: Electronics and Communications; Systems Engineering Solutions; Aerospace Engines and Components; and Energy Systems. The segments’ respective contributions, as a percentage of total sales for 2003, 2002 and 2001, are summarized in the following table:

	Percentage of Sales

Segment	2003	2002	2001

Electronics and Communications	53%	50%	50%
Systems Engineering Solutions	25%	27%	27%
Aerospace Engines and Components	20%	21%	21%
Energy Systems	2%	2%	2%

	100%	100%	100%

Results of Operations

2003 Compared with 2002

Sales	2003	2002

Electronics and Communications	$446.9	$388.0
Systems Engineering Solutions	212.5	206.7
Aerospace Engines and Components	165.5	162.9
Energy Systems	15.8	15.1

Total sales	$840.7	$772.7

Net Income

Electronics and Communications	$33.0	$35.9
Systems Engineering Solutions	23.2	20.6
Aerospace Engines and Components	6.4	2.7
Energy Systems	(0.7)	(1.9)

Segment operating profit	61.9	57.3
Corporate expense	(14.9)	(14.4)
Interest and debt expense, net	(0.8)	(0.6)
Other income (expense)	(1.6)	(0.2)

Income before taxes	44.6	42.1
Provision for income taxes	14.9	16.7

Net income	$29.7	$25.4

      We reported 2003 net sales of $840.7 million, compared with net sales of $772.7 million for 2002. Net income was $29.7 million ($0.91 per diluted share) for 2003, compared with $25.4 million ($0.77 per diluted share) for 2002.

      The increase in sales in 2003, compared with 2002, reflected improvement in all four reporting segments. The largest sales growth was in the Electronic and Communications segment notwithstanding a difficult environment in some of the companies commercial markets. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Monitor Labs, acquired in September 2002, Tekmar Company, acquired in May 2003, and Spirent’s Aviation Information Solutions businesses, acquired in June 2003.

      Cost of sales in total dollars was higher in 2003, compared with 2002. The increase was in line with higher sales and also reflected higher pension expense, partially offset by product mix differences. Cost of sales as a percentage of sales for 2003 was relatively flat compared with 2002. While the percentages were comparable, the 2003 percentage reflected the impact of pension expense compared with pension income in 2002. The impact was offset, in part, by product mix differences and a more favorable LIFO adjustment in 2003. Total year 2003 also reflected an improvement in cost of sales as a percentage of sales due to finalization of award and incentive fee negotiations for work performed on certain contracts in prior years in the Systems Engineering Solutions segment. At December 29, 2002, Teledyne Technologies recorded income of $0.1 million following the final resolution of the second quarter 2001 charge.

      Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2003, compared with 2002. This increase was in line with higher sales which resulted from organic growth and acquisitions. The increased bid and proposal expense was primarily driven by bidding opportunities in the Systems Engineering Solutions segment. Selling, general and administrative expenses for 2003, as a percentage of sales, were relatively flat compared with 2002, reflecting the benefit of higher sales and continued cost control.

      Included in operating profit in 2003 was pension expense of $6.9 million compared with pension income of $2.3 million in 2002. The increase in pension expense in 2003 compared with 2002, reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit plan as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000.

      The Company’s effective tax rate for 2003 was 33.3%, compared with 39.7% for 2002. Total year 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for 2003 would have been 38.7%.

      Sales under contracts with the U.S. Government were approximately 46% of sales in 2003 and 2002. International sales represented approximately 16% of sales in 2003 and 2002.

      Total interest expense including facility fees and other bank charges was $1.0 million in 2003 and $0.9 million in 2002. Interest income was $0.2 million in 2003 and $0.3 million in 2002.

      In 2003, we recorded a $2.3 million charge, in other expense, for the write-off of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2002, we recorded a $0.5 million charge, in other expense, related to the partial write-down of this investment. Fiscal years 2003 and 2002 also include sublease rental income and royalty income in other income.

     2002 Compared with 2001

Sales	2002	2001

Electronics and Communications	$388.0	$369.7
Systems Engineering Solutions	206.7	200.8
Aerospace Engines and Components	162.9	159.2
Energy Systems	15.1	14.6

Total sales	$772.7	$744.3

Net Income

Electronics and Communications	$35.9	$9.9
Systems Engineering Solutions	20.6	12.1
Aerospace Engines and Components	2.7	8.2
Energy Systems	(1.9)	(6.0)

Segment operating profit	57.3	24.2
Corporate expense	(14.4)	(13.4)
Interest and debt expense, net	(0.6)	(1.9)
Other income (expense)	(0.2)	2.4

Income before taxes	42.1	$11.3
Provision for income taxes	16.7	4.5

Income from continuing operations	25.4	6.8
Discontinued operations	—	(0.2)

Net income	$25.4	$6.6

      We reported 2002 net sales of $772.7 million, compared with net sales of $744.3 million for 2001. Net income was $25.4 million ($0.77 per diluted share) for 2002, compared with $6.6 million ($0.20 per diluted share) for 2001. Net income from continuing operations was $25.4 million ($0.77 per diluted share) for 2002, compared with $6.8 million ($0.21 per diluted share) for 2001.

      The increase in sales in 2002, compared with 2001, reflected improvement in all four reporting segments. The largest sales growth was in the Electronic and Communications segment which included the sales contributions from Monitor Labs and API, which were acquired in September 2002 and November 2001, respectively.

      In the second quarter of 2001, the Company recorded a $26.4 million pretax charge which is more fully described in the section below titled, “2001 Restructuring, Asset Impairment and Other Charge Information”. This charge included plans to exit manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. We also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. At December 29, 2002, Teledyne Technologies recorded income of $0.1 million following the final resolution of the second quarter 2001 charge.

      Cost of sales as a percentage of sales for 2002 was lower, compared with 2001, due to the benefit of cost reductions implemented in 2001 and 2002 and not having the inventory write-down in 2002 that was experienced in 2001, recorded in connection with the 2001 second quarter charge. This was partially offset by product mix differences, a less favorable LIFO adjustment and reduced pension income.

      Selling, general and administrative expenses for 2002 were higher in total dollars than in 2001 but lower as a percent of sales. The increase in expense was driven by higher charges related to aircraft product liability reserves and higher aircraft liability insurance premiums, additional selling, general and administrative expenses for the API acquisition and the Monitor Labs acquisition, partially offset by cost reductions and lower research and development expenditures.

      Sales under contracts with the U.S. Government were approximately 46% of sales for 2002 and 45% of sales for 2001. International sales represented approximately 16% of sales for 2002 and 17% of sales in 2001.

      Fiscal year 2001 included $26.4 million in pretax charge noted above. Included in operating profit was pension income of $2.3 million in 2002 and $9.5 million in 2001. The reduction in net pension income from 2001 to 2002, reflects the completion, in 2001, of income amortization associated with the transition assets recorded pursuant to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 87—“Employers’ Accounting for Pensions,” as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000.

      Total interest expense was $0.9 million in 2002 and $2.1 million in 2001. The decrease in interest expense in 2002, compared with 2001, primarily reflected lower average outstanding debt levels in 2002 as well as lower average interest rates. Interest income was $0.3 million in 2002 and $0.2 million in 2001.

      In 2002, we recorded a $0.5 million charge, in other expense, related to the partial write-down of the Company’s cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2001, other income reflects a gain of $1.7 million related to sale of the Company’s share of an optical components company. Fiscal years 2002 and 2001 also include sublease rental income and royalty income in other income.

      In June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which changed the accounting for goodwill. In accordance with the provisions of SFAS No. 142, goodwill is no longer amortized, but must be reviewed for impairment. Had the goodwill non-amortization provisions of SFAS No. 142 been in effect for 2001, net income would have been $7.0 million for 2001. Basic earnings per share and diluted earnings per share would have been $0.22 for 2001.

      The Company’s effective tax rate was 39.7% for 2002 and 2001.

2001 Restructuring, Asset Impairment and Other Charge Information

      In the second quarter of 2001, the Company recorded a $26.4 million pretax charge of which $7.4 million was for asset impairments, $8.7 million was for restructuring and other charges, $10.0 million was for inventory write-downs and a $0.3 million pretax charge for discontinued operations.

      The second quarter 2001 charge also included: restructuring charges for employee termination benefits; the consolidation and downsizing of manufacturing operations; non-cancelable lease expenses; and transaction costs associated with the formation of Teledyne Energy Systems, Inc. Teledyne Technologies reduced its total workforce by approximately 14% during 2001. The Company recorded asset impairment charges for equipment, net of expected sale proceeds, goodwill related to product lines to be discontinued and losses on the sale of non-core product lines. We exited manufacturing for the following non-core product lines from our Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. We also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000. A charge was also recorded in cost of sales for the write-off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand.

      During 2002, the Company completed the efforts related to the 2001 second quarter charge of $26.4 million, recording actual charges of $26.3 million. At year-end 2002, the cumulative restructuring charges were $8.1 million, $0.7 million lower than the 2001 year-end estimate. At year-end 2002, the cumulative charges to cost of sales related to excess and obsolete inventory were $10.4 million, $0.6 million higher than the 2001 year-end-estimate, with no change to either the asset impairment charge or the charge for discontinued operations. This resulted in $0.2 million of income in the Electronics and Communications segment in 2002 and an additional cost impact of $0.1 million in the Systems Engineering segment during 2002. In addition there were some changes in income statement classification. Final charges by segment were as follows: $15.4 million in the Electronics and Communication segment; $5.6 million in the Energy Systems segment; $4.5 million in the Systems Engineering Solutions segment; and $0.3 million in the Aerospace Engines and Components segment. The $26.3 million charge also included a $0.2 million restructuring charge for the corporate office and a charge of $0.3 million for discontinued operations. The following table details the components of the 2001 second quarter charge and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Asset Impairments

	Property,				Restructuring
	Plant and							Inventory	Discontinued
	Equipment	Goodwill	Other	Total	Severance	Other	Total	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$7.4	$6.1	$2.6	$8.7	$10.0	$0.3	$26.4
Change in estimate 2001	—	—	0.1	0.1	(0.4)	0.5	0.1	(0.2)	—	—

Total charge — fiscal year 2001	1.9	1.8	3.8	7.5	5.7	3.1	8.8	9.8	0.3	26.4
Change in estimate 2002	—	—	—	—	(0.5)	(0.2)	(0.7)	0.6	—	(0.1)

Total charge	$1.9	$1.8	$3.8	$7.5	$5.2	$2.9	$8.1	$10.4	$0.3	$26.3

Final disposition of the charge:
Assets disposed	$1.9	$1.8	$3.8	$7.5				$10.4		$17.9

Cash payments					$5.2	$2.9	$8.1		$0.3	$8.4

      The following table details the original 2001 second quarter charge by segment and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Original Charge
	2nd QTR 2001	Year-End 2001	Year-End 2002

Electronics and Communications	$15.9	$15.6	$15.4
Systems Engineering Solutions	4.2	4.4	4.5
Aerospace Engines and Components	0.3	0.3	0.3
Energy Systems	5.5	5.6	5.6
Corporate	0.2	0.2	0.2
Discontinued Operations	0.3	0.3	0.3

Total	$26.4	$26.4	$26.3

Segments

      The following discussion of our four segments should be read in conjunction with Note 14 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2003	2002	2001

	(Dollars in millions)
Sales	$446.9	$388.0	$369.7
Operating profit	$33.0	$35.9	$9.9
Operating profit % of sales	7.4%	9.3%	2.7%
International sales % of sales	21.4%	21.7%	22.0%
Governmental sales % of sales	31.8%	29.7%	29.1%
Capital expenditures	$14.9	$8.3	$18.8

      Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets.

     2003 Compared with 2002

      Our Electronics and Communications segment sales were $446.9 million in 2003, compared with sales of $388.0 million in 2002. Operating profit was $33.0 million in 2003, compared with $35.9 million in 2002.

      Sales in 2003, compared with 2002, reflected revenue growth in defense electronic products, electronic manufacturing services, avionics products, electronic instruments, medical products and commercial lighting products. The revenue growth in defense electronic products was driven by traveling wave tubes and military microelectronics. The revenue growth in electronic manufacturing services was driven by increased sales to military customers. Revenue growth in avionics products was driven by the acquisition of the Aviation Information Solutions businesses in June 2003, partially offset by continued weakness in the commercial aviation market. Electronic instruments’ revenue was favorably impacted by the acquisition of Monitor Labs Incorporated at the end of the third quarter of 2002 and the acquisition of Tekmar-Dohrmann in May 2003. This revenue growth in electronic instruments was partially offset by reduced sales of geophysical sensors for the petroleum exploration market. Operating profit was favorably impacted by increased sales and a $1.8 million reduction in LIFO reserve, which resulted from a reduced inventory level. These operating profit improvements were more than offset by a $0.9 million fourth quarter write-down on slow moving test equipment inventory, contract settlements totaling $0.8 million and higher pension expense. In 2002, the Company recorded a $0.8 million write-down of certain optoelectronics equipment due to lower than expected utilization. Segment operating profit in 2003 included $5.1 million of pension expense, compared with $2.0 million of pension income in 2002.

     2002 Compared with 2001

      Our Electronics and Communications segment sales were $388.0 million in 2002, compared with sales of $369.7 million in 2001. Operating profit was $35.9 million in 2002, compared with $9.9 million in 2001. Operating profit for 2002 included $0.2 million of income resulting from the final resolution of the previously cited second quarter 2001 charges. Operating profit for 2001 included second quarter pretax charges of $15.6 million described below.

      Sales in 2002, compared with 2001, grew in electronic manufacturing services, electronic instruments and defense electronic products. The sales growth in electronic manufacturing services was primarily driven by increased sales from medical and military markets. The sales growth in electronic instruments resulted from the acquisitions of Monitor Labs in September 2002 and API in November 2001, as well as stronger demand for geophysical sensors for the petroleum exploration market. These sales increases were partially offset by continued weakness in the commercial aviation market and the continued weakness in the demand for relays used in semiconductor test equipment and communications applications. Operating profit reflects the impact of the sales differences, a reduction in the segment’s commercial broadband communications investments, savings from a reduced workforce and decreased administrative expenses compared with 2001. These operating profit improvements were partially offset by the $0.8 million write-down of certain optoelectronic equipment and reduced pension income of $4.9 million.

Systems Engineering Solutions

	2003	2002	2001

	(Dollars in millions)
Sales	$212.5	$206.7	$200.8
Operating profit	$23.2	$20.6	$12.1
Operating profit % of sales	10.9%	10.0%	6.0%
International sales % of sales	0.1%	1.3%	0.8%
Governmental sales % of sales	99.0%	98.0%	97.5%
Capital expenditures	$1.5	$3.1	$2.0

      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements.

     2003 Compared with 2002

      Our Systems Engineering Solutions segment sales were $212.5 million in 2003, compared with sales of $206.7 million in 2002. Operating profit was $23.2 million in 2003, compared with $20.6 million in 2002.

      Sales in 2003, compared with 2002, reflected increased work in environmental and core defense programs, partially offset by lower sales in aerospace programs. Operating profit in 2003, compared with 2002, was favorably impacted by increased sales and $4.1 million related to both the finalization of negotiation of prior year award and incentive fees for work performed on certain contracts, primarily the Ground-based Midcourse Defense and Pressurents, Propellants, and Calibration contracts. Operating profit in 2003 also reflected improved margins for environmental programs. Operating profit in 2003 was negatively impacted by the recognition of a $1.0 million loss on an office sublease agreement. Segment operating profit in 2003 included $0.3 million of pension expense, compared with $0.2 million of pension income in 2002.

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

      Sales in 2002, compared with 2001, reflected revenue growth in core defense and aerospace programs. This growth was partially offset by reduced work for environmental programs. Operating profit reflects the impact of the sales differences, the receipt of government award and incentive fees based upon collective performance achievements, improved performance on environmental programs and reduced administrative expenses. These operating profit improvements were partially offset by reduced pension income of $0.7 million.

Aerospace Engines and Components

	2003	2002	2001

	(Dollars in millions)
Sales	$165.5	$162.9	$159.2
Operating profit	$6.4	$2.7	$8.2
Operating profit % of sales	3.9%	1.7%	5.2%
International sales % of sales	23.5%	21.7%	23.8%
Governmental sales % of sales	14.9%	15.6%	17.2%
Capital expenditures	$3.2	$3.6	$5.1

      Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

     2003 Compared with 2002

      Our Aerospace Engines and Components segment sales were $165.5 million in 2003, compared with sales of $162.9 million in 2002. Operating profit was $6.4 million in 2003, compared with $2.7 million in 2002.

      Sales in 2003, compared with 2002, reflected revenue growth in OEM piston engines, partially offset by reduced sales of aftermarket products and services. Operating profit in the piston engine business was positively impacted by an improved cost structure, productivity improvements and a $3.3 million reduction in LIFO reserve, which resulted from a reduced inventory level, partially offset by an increase in insurance costs. Sales from turbine engines were unfavorably impacted by lower revenue from spare parts for Air Force training aircraft and lower Harpoon Cruise Missile engine sales, partially offset by higher revenue from Improved Tactical Air-Launched Decoy (“ITALD”) engines and favorable Joint Air-to-Surface Standoff Missile (“JASSM”) engine sales. Operating profit for turbine engines was lower in 2003, compared with 2002, and resulted from lower sales and a less favorable product mix. Segment operating profit in 2003 included $1.3 million of pension expense, compared with $0.5 million of pension income in 2002.

     2002 Compared with 2001

      Our Aerospace Engines and Components segment sales were $162.9 million in 2002, compared with sales of $159.2 million in 2001. Operating profit was $2.7 million in 2002, compared with $8.2 million in 2001.

      Sales in 2002, compared with 2001, reflected revenue growth in OEM piston engines and aftermarket parts and services, partially offset by reduced sales of military turbine engines. Operating profit in 2002 was negatively impacted by the requirement for higher aircraft liability reserves, increased insurance premiums and crankshaft litigation costs (net of settlement awards). Operating profit was also negatively impacted by a less favorable LIFO adjustment due to the fact that the 2002 inventory reduction was not as significant as the 2001 inventory reduction. Furthermore, operating profit was negatively impacted in 2002 by a $1.4 million reduction in pension income. Operating profit in 2001 included restructuring charges of $0.3 million.

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

Energy Systems

	2003	2002	2001

	(Dollars in millions)
Sales	$15.8	$15.1	$14.6
Operating loss	$(0.7)	$(1.9)	$(6.0)
Operating loss % of sales	(4.4)%	(12.6)%	(41.1)%
International sales % of sales	22.8%	28.3%	37.2%
Governmental sales % of sales	67.7%	61.2%	53.2%
Capital expenditures	$0.6	$0.4	$0.5

      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary electrolysis, thermoelectric and fuel cell technologies.

     2003 Compared with 2002

      Our Energy Systems sales were $15.8 million in 2003, compared with sales of $15.1 million in 2002. The 2003 operating loss was $0.7 million, compared with a 2002 operating loss of $1.9 million.

      Sales in 2003 reflected revenue growth in government programs related to multi-year contracts which were won, in 2003, primarily for thermoelectric generator development, partially offset by reduction in commercial revenue, primarily hydrogen generator sales. The reduction in operating loss for 2003, compared with 2002, resulted from increased sales, an improved overhead cost structure, reduced general and administrative and research and development expenses and the absence of $0.3 million in program cost adjustments that impacted 2002, partially offset by $0.4 million in charges for contract claims and the recognition of a $0.5 million loss on a facility sublease agreement.

     2002 Compared with 2001

      Our Energy Systems sales were $15.1 million in 2002, compared with sales of $14.6 million in 2001. The 2002 operating loss was $1.9 million, compared with a 2001 operating loss of $6.0 million. The 2001 results included pretax charges of $5.6 million described below.

      Sales in 2002, compared with 2001, grew in government program sales. The 2002 higher operating loss, excluding the 2001 pretax charges, was driven by higher research and development expense, higher general and administrative expense, and higher than anticipated costs for certain hydrogen generator programs. Additionally, segment operating loss was negatively impacted by a $0.2 million reduction in pension income.

Financial Condition, Liquidity and Capital Resources

          Principal Capital Requirements

      Our principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2004. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

          Revolving Credit Agreement

      The Company’s current $200 million revolving credit agreement terminates in November 2004. We are currently in the process of replacing this agreement. We expect to have a replacement revolving credit agreement in place before November 2004. For a description of some terms of our existing credit facility, see “Financing Activities” at page 40.

          Contractual Obligations

      Information on the Company’s known contractual obligations to third parties at December 28, 2003 are as follows (in millions):

						2009 and
	2004	2005	2006	2007	2008	beyond	Total

Operating lease obligations	$9.9	$8.4	$6.4	$3.5	$3.6	$11.9	$43.7
Purchase obligations*	22.9	2.9	0.3	0.2	0.1	—	26.4

Total	$32.8	$11.3	$6.7	$3.7	$3.7	$11.9	$70.1

*	Purchase obligations generally include contractual obligations for the purchase of materials.

          Operating Activities

      In 2003, cash provided from continuing operations was $56.8 million, compared with $74.2 million in 2002 and $19.0 million in 2001. The lower net cash provided from continuing operations for 2003, compared with 2002, reflected timing differences related to accounts payable, differences in the cash impact of income taxes, higher payments in 2003 for aircraft product liability settlements and higher accounts receivables balances. The higher accounts receivables balances reflected the impact of higher sales in December 2003 compared to December 2002. In 2003, cash was used to pay down accounts payable, compared to an increase in accounts payable for 2002 resulting primarily from timing of inventory and capital purchases. The deferred income tax and the accrued pension obligation components of the cash flow statement in 2003 were both affected by the deferred tax amount of $7.6 million related to the minimum pension liability adjustment recorded in 2003. This adjustment had no impact on cash flows from operations in 2003.

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

      The 2002 and 2001 cash used by discontinued operations each reflected the payment of a purchase price adjustment. Fiscal years 2003, 2002 and 2001 reflected workers’ compensation insurance payments.

          Working Capital

      Working capital increased to $129.5 million at year-end 2003, compared with $102.6 million at year-end 2002. The increase in working capital was due to higher cash balances and higher accounts receivable, driven by higher sales in December 2003 compared to December 2002. These increases were offset, in part, by higher accrued liabilities primarily driven by acquisitions. We continue to emphasize improvements in working capital management.

          Balance Sheet Changes

      The changes in the following selected components of Teledyne Technologies balance sheet are discussed below (in millions):

	2003	2002

Cash and cash equivalents	$37.8	$19.0
Accounts receivables, net	$121.3	$109.2
Long-term deferred income taxes, net	$14.2	$22.2
Goodwill, net	$56.2	$44.3
Other assets, net	$29.2	$28.0
Short-term accrued liabilities	$74.9	$66.2
Accrued pension obligation	$25.6	$40.5
Accumulated other comprehensive loss	$(11.3)	$(23.2)

      The higher balance in cash and cash equivalents at December 28, 2003, compared with December 29, 2002 reflected positive cash flow from operations reduced by capital spending and cash used to acquire businesses. The higher balance in accounts receivables reflected trade receivables for businesses acquired in 2003 as well as the impact of higher sales in December 2003 compared to December 2002. The decrease in long-term deferred income taxes reflected the $7.6 million reduction recorded in connection with an $11.4 million non-cash adjustment to prior year accumulated other comprehensive loss for the Company’s pension plan. The adjustment to the accumulated other comprehensive loss component of equity was required since the difference between the value of the Company’s pension assets and the accumulated pension benefit obligation was smaller as of year-end 2003, compared to year-end 2002. The charge to equity did not affect net income and was recorded net of deferred taxes. Goodwill reflects the impact of acquisitions made in 2003. The change in other assets reflects $5.4 million of intangible assets acquired as part of the acquisitions of Tekmar Company and AIS, partially offset by the write-off of the Company’s cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In addition, the decrease in other assets reflects a $1.9 million adjustment to the long-term intangible pension asset recorded in connection with the year-end adjustment to accumulated other comprehensive loss. The increase in short-term accrued liabilities reflected liabilities for businesses acquired in 2003 and higher customer deposits. The accrued pension obligation decreased primarily as a result of favorable returns on plan assets in 2003. The change in the accumulated other comprehensive loss reflected the $11.4 million non-cash adjustment for the Company’s pension plan.

          Investing Activities

      Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

	2003	2002	2001

	(In millions)
Electronics and Communications	$14.9	$8.3	$18.8
Systems Engineering Solutions	1.5	3.1	2.0
Aerospace Engines and Components	3.2	3.6	5.1
Energy Systems	0.6	0.4	0.5

	$20.2	$15.4	$26.4

      During 2004, we plan to invest approximately $21.0 million in capital principally to reduce manufacturing costs, to introduce new products and to upgrade capital equipment. Commitments at December 28, 2003 for capital expenditures were approximately $2.4 million.

      Investing activities in 2003 included the acquisitions of AIS and Tekmar Company. On June 27, 2003, Teledyne Technologies acquired AIS for $6.4 million in cash, which is net of a $0.4 million purchase price adjustment. AIS had sales of approximately $16.8 million for the fiscal year ended December 2002. On May 16, 2003, Teledyne Technologies acquired Tekmar Company for $13.5 million in cash. Tekmar Company had sales of $22.5 million for the fiscal year ended in September 2002.

      Investing activities in 2002 included the acquisition of Monitor Labs from Spirent plc on September 27, 2002 for $24.0 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement, and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania. Monitor Labs had sales of approximately $25.6 million for the twelve months ended September 29, 2002. Investing activities in 2002 also included the receipt of a tax refund of $1.1 million related to the API acquisition.

      Investing activity in 2001 reflected the acquisition of San Diego, California-based API for $25.0 million. API is a designer and manufacturer of advanced air quality monitoring instruments. API had sales of approximately $16.3 million for the twelve months ended September 30, 2001. In 2001, Teledyne Technologies also invested $2.5 million in a manufacturer of micro lenses for optical data recording and optical communications.

      In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company’s “reporting units” based on the Company’s integration plans and internal reporting structure. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The acquisitions of Tekmar Company and AIS resulted in $5.4 million of purchased intangible assets, primarily trade names, customer relationships, software technology and patents. Of the $5.4 million of intangible assets, $3.6 million is subject to amortization over estimated useful lives ranging from five to 20 years and a weighted average life of 8 years. The Company recorded $0.2 million in amortization expense in 2003 for these intangible assets. In 2003, Teledyne Technologies completed the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment charge is required. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end

2003. The allocation of the purchase price for the acquisition of AIS is preliminary and is expected to be completed in the first quarter of 2004.

      In July 2001, Teledyne Technologies combined its Energy Systems business unit with assets of Florida-based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc.

      On December 31, 2003, Teledyne’s 2004 fiscal year, Teledyne acquired certain assets of the Filtronic Solid State (“Solid State”) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which will operate as Teledyne Wireless, Inc., will be relocated from Santa Clara, California and consolidated with Teledyne’s operations in Mountain View, California. Solid State’s electronic warfare business had sales of approximately $12.5 million for the fiscal year ended May 2003.

      In February 2004, Teledyne announced that Teledyne Tekmar Company has entered into an agreement to acquire assets of Leeman Labs, Inc., for $8.0 million in cash. The transaction is expected to close on or about February 27, 2004. The transaction is subject to customary closing conditions. Leeman Labs’ product lines would augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications. Leeman Lab’s inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Teledyne Tekmar’s organic analysis instrumentation. Leeman Labs, located in Hudson, New Hampshire, had sales of approximately $8.6 million for its fiscal year ended September 30, 2003.

          Financing Activities

      Cash used in financing activities for fiscal years 2003, 2002 and 2001 reflect proceeds from the exercise of stock options. Cash used in financing activities for 2002 also reflected the payment of long-term debt. Cash provided by financing activities for 2001 also reflected borrowings under a revolving credit agreement.

      A $200 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the spin-off. ATI drew $100 million under the facility prior to our assumption of the facility. Teledyne Technologies assumed the repayment obligation for the amount drawn by ATI. At December 28, 2003 and December 29, 2002 we had no long-term debt outstanding. Excluding interest and fees, no payments are due under the credit facility until the facility terminates.

      At year-end 2003, we had $200 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.35% and 0.20% of the credit line, depending on our capitalization ratio as calculated from time to time. This credit facility requires the Company to comply with various financial covenants and restrictions, including covenants and restrictions relating to indebtedness, liens, investments, dividend payments, consolidated net worth, interest coverage and the ratio of total consolidated indebtedness to earnings before interest, taxes and depreciation and amortization. The credit agreement prohibits stock repurchases, the declaration of dividends or making other specified distributions in amounts exceeding 25% of cumulative net income after the effective date of the credit agreement ($24.9 million at December 28, 2003). We also have available $14.2 million under two uncommitted bank facilities with no outstanding amounts at year-end 2003 or 2002. These credit lines are utilized, as needed, for periodic cash needs.

      In March 2003, Teledyne Technologies announced that its Board of Directors authorized the Company to purchase, from time to time, up to one million shares of its Common Stock in open market or privately negotiated transactions through March 31, 2004. No repurchases have been made to date.

          Pension Plans

      In connection with the spin-off, a defined benefit pension plan was established and Teledyne Technologies assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan. The Company has changed its retirement benefits for non-union new hires. As of January 1, 2004, non-union new hires will be eligible to participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. Currently, Teledyne Technologies anticipates making an after-tax cash contribution of approximately $4.0 million to its pension plan in 2004. Also, under one of its spin-off agreements, after November 29, 2004, the Company will be able to charge pension costs to the U.S. Government under various government contracts.

      SFAS No. 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. Since this condition existed as of year-end 2002, the Company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. As of year-end 2003, the difference between the value of the Company’s pension assets and the accumulated pension benefit obligation decreased from year-end 2002. This decrease resulted in an $11.4 million reduction to the non-cash charge to accumulated other comprehensive loss. As of year-end 2003, the non-cash charge to stockholders’ equity was $11.8 million. The adjustments to equity in 2003 and 2002 did not affect net income and is recorded net of deferred taxes. The charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 13 of the Notes to Consolidated Financial Statements for additional pension disclosures.

          Tax Sharing and Indemnification Agreement

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

Other Matters

          Income Taxes

      As noted earlier, the Company’s effective tax rate for 2003 was 33.3%, compared with 39.7% for 2002 and 2001. Total year 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for 2003 would have been 38.7%. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 28, 2003 will be realized.

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

          Hedging Activities; Market Risk Disclosures

      We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2003 and 2002. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

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

      Our Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of our directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and we believe that our relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of nine lenders under our $200 million credit facility, having committed up to $33,750,000 under the facility. It also provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan and provides asset management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders rights plan.

          Environmental

      We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne Technologies has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $2.0 million at December 28, 2003. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

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

          Government Contracts

      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government. Sales under contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 46% of total sales in 2003 and in 2002 and 45% of total sales in 2001. For a summary of sales to the U.S. Government by segment, see Note 14 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 31%, 30% and 30% of total sales for 2003, 2002 and 2001, respectively.

      Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. While the overall U.S. military budget declined in real dollars from the mid-1980s through the early 1990s, U.S. defense spending has increased and is expected to continue to increase over the next few years as a result of global responses to terrorism and perceived nuclear threats. Notwithstanding the potential for increased defense spending, delays or declines in U.S. military expenditures in the programs in which we participate could adversely affect our business, results of operations and financial condition.

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

      The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 28, 2003 and December 29, 2002:

Reserves and Valuation Accounts(a)

	2003	2002

	(In millions)
Allowance for doubtful accounts	$2.4	$2.7
LIFO reserves	$21.1	$26.2
Other inventory reserves	$14.2	$9.7
Aircraft product liability reserves	$13.0	$11.1
Warranty reserve	$6.0	$5.2
Environmental reserves	$2.0	$2.4
Other accrued liability reserves(b)	$3.2	$3.1

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.
(b)	Includes both long-term and short-term accrued liability reserves.

          Critical Accounting Policies

      Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; impairment of long-lived assets; income taxes; inventories and related allowance for obsolete and excess inventory; aircraft product liability reserve and accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

          Revenue Recognition

      Commercial sales and revenue from U.S. Government fixed-price-type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, in accordance with the requirements of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, revenues may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss.

      Some of the Company’s products are subject to specified warranties. The Company maintains a reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. Changes in the Company’s product warranty reserve during 2003 are as follows (in millions):

Balance at December 29, 2002	$5.2
Accruals for product warranties	3.5
Cost of warranty claims	(3.9)
Acquisitions	1.2

Balance at December 28, 2003	$6.0

      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 104 on revenue recognition.

          Impairments of Long-Lived Assets

      We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when events and circumstances indicate that the undiscounted cash flows expected to be generated by an asset (including any proceeds from dispositions) are less than the carrying value of the asset and the asset’s carrying value is less than its fair value. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. As a result of a review in the second quarter of 2001, we determined that the carrying amounts of certain of our long-lived assets were no longer recoverable based on estimates of future operating cash flows to be generated by these assets. As a result, we recognized an impairment charge of approximately $7.5 million in 2001. In 2002, we recorded a $0.8 million write-down of certain optoelectronic equipment and a $0.5 million charge related to the partial write-down of the Company’s $2.8 million cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2003, we wrote-off the remaining $2.3 million of this investment.

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

      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. A valuation allowance of $0.6 million was recorded as of December 28, 2003. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could impact our financial position and results of operations.

      Provisions for income taxes for 2003, 2002 and 2001 are based on numerous factors that are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

          Inventories and Related Allowance for Obsolete and Excess Inventory

      Inventories are valued at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of products sold. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to assumptions about future demand and market conditions. If actual future demand or market conditions are more or less favorable than those currently projected by management, adjustments may be required. We recorded a charge of $9.8 million in 2001 for the write-off of inventory from discontinued product lines and the write-down of excess inventory resulting from reduced customer demand. This charge was increased by $0.6 million in 2002, following the final resolution of the second quarter 2001 charge. In 2003, we recorded a $0.9 million fourth quarter write-down on slow moving test equipment inventory in our Electronics and Communication segment.

          Aircraft Product Liability Reserve

      We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. While we have aircraft and product liability insurance, our annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors is $15.0 million. We cannot assure that, for 2004 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires May 2004.

          Accounting for Pension Plans

      Teledyne Technologies has a defined benefit pension plan covering substantially all of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 — “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2004, compared with 8.5% in 2003, and its assumed discount rate will be 6.5% in 2004, compared with 7.0% in 2003. The Company did not make a cash contribution to its pension plan in 2003, but anticipates making an after-tax cash contribution of approximately $4.0 million to its pension plan in 2004. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. As noted above, since the value of the Company’s pension assets at year-end 2002 were less than the accumulated pension benefit obligation, the Company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. As of year-end 2003 the difference between the value of the Company’s pension assets and the accumulated pension benefit obligation decreased from year-end 2002. This decrease resulted in an $11.4 million reduction to the non-cash charge to accumulated other comprehensive loss. As of year-end 2003, the non-cash charge to stockholders’ equity was $11.8 million. The adjustments to equity in 2003 and 2002 did not affect net income and were recorded net of deferred taxes. The charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 13 of the Notes to Consolidated Financial Statements for additional pension disclosures.

          Recent Accounting Pronouncements

          SFAS No. 132

      In December 2003, the FASB issued SFAS No 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). SFAS No. 132 requires additional information regarding the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods as is effective immediately upon issuance. The Company has included the required disclosures in Note 13 to the Notes to Consolidated Financial Statements.

          SFAS No. 150

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for noncontrolling interests of a limited-life subsidiary which has been deferred indefinitely. As Teledyne Technologies currently has no financial instruments that would be subject to SFAS No. 150, the adoption had no impact on the Company.

          SFAS No. 149

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and had no impact on Teledyne Technologies’ financial position or results of operations.

          FIN 46

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 will have no impact on the Company’s consolidated results of operations or financial position.

          SFAS No. 143

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs (“SFAS No. 143”). Teledyne Technologies’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.

Outlook

      Although 2004 earnings visibility is limited, based on its current outlook, the Company’s management believes that first quarter and full year 2004 earnings per share will be in the range of approximately $0.15 to $0.17 and $0.80 to $0.86, respectively.

      The Company’s 2004 outlook reflects anticipated growth in the Company’s defense electronics and instrumentation businesses, a slight recovery in some of the Company’s short cycle electronics and commercial aviation markets and $0.16 per share of pension expense for the full year 2004. Given the finalization of actual fee negotiations for work performed on certain contracts in prior periods, operating margin in the Company’s Systems Engineering Solutions segment is expected to be lower in 2004, compared with 2003. The Company’s previous aircraft product liability policy expired in May 2003. As of June 1, 2003, the total cost of the Company’s aircraft product liability insurance increased approximately $1.0 million per month or approximately 75%. The Company’s current aircraft product liability policy will expire in May 2004, and the Company is currently reviewing its alternatives.

      Full year 2003 earnings included $6.9 million or $0.13 per share in pension expense. The Company currently expects approximately $8.5 million or $0.16 per share of pension expense in 2004. The increase in pension expense reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit plan and a change in the Company’s retirement benefits for non-union new hires. The Company’s assumed discount rate will be 6.5% in 2004, compared to 7.0% in 2003. As of January 1, 2004, non-union new hires will be eligible to participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. Currently, Teledyne Technologies anticipates making an after-tax cash contribution of approximately $4.0 million to its pension plan in 2004. Also, under one of its spin-off agreements, after November 29, 2004, the Company will be able to charge pension costs to the U.S. Government under various government contracts.

EARNINGS PER SHARE SUMMARY

(Diluted earnings per common share from continuing operations)

	2004 Full Year
	Outlook		2003 Results	2002 Results

	Low	High	Actual	Actual

Earnings per share (excluding net pension income (expense) and income tax benefit)	$0.96	$1.02	$0.97	$0.73
Net pension income (expense)	(0.16)	(0.16)	(0.13)	0.04

Earnings per share (excluding income tax benefit)	0.80	0.86	0.84	0.77
Tax benefit	—	—	0.07	—

Earnings per share	$0.80	$0.86	$0.91	$0.77

Safe Harbor Cautionary Statement Regarding Outlook and Other Forward Looking Data

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, changes in insurance costs, customers’ acceptance of piston engine insurance-related price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, stock market fluctuations affect the value of the Company’s pension assets.

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

      While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if, or on what terms, any acquisitions will be made. Acquisitions, including the recent acquisition of assets of the Filtronic Solid State business and Leeman Labs, involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      The information required by this item is included in this Report at page 42 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8. Financial Statements and Supplementary Data.

      The information required by this item is included in this Report at pages 53 through 83. See the “Index to Financial Statements and Related Information” at page 53.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 9A. Controls and Procedures.

      Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management, with the participation of its Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, have evaluated the effectiveness, as of December 28, 2003, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 28, 2003, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2003, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

3. A disclosure committee as described below; and

4. The audit and review activities of our independent auditors.

      In September 2002, the Company formally constituted the Sarbanes-Oxley Disclosure Committee. Current members include:

      John T. Kuelbs, Senior Vice President, General Counsel and Secretary

       Dale A. Schnittjer, Vice President and Chief Financial Officer
       Ivars R. Blukis, Chief Business Risk Assurance Officer (Internal Audit)
       Robyn E. Choi, Vice President, Administration and Human Resources and Assistant Secretary
       Melanie S. Cibik, Vice President, Associate General Counsel and Assistant Secretary
       Shelley D. Green, Treasurer
       Brian A. Levan, Assistant Controller
       Jason VanWees, Director of Corporate Development and Investor Relations

      Among its tasks, the Sarbanes-Oxley Disclosure Committee discusses and reviews disclosure issues to help the Company fulfill its disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Corporate Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company’s management.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      In addition to the information set forth under the caption “Executive Management” beginning at page 10 in Part I of this Report, the information concerning the directors of Teledyne Technologies required by this item is set forth in the 2004 Proxy Statement under the caption “Item 1 on Proxy Card — Election of Directors” and is incorporated herein by reference. The information set forth in the Proxy Statement under the captions “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. Charles H. Noski resigned as a director effective February 27, 2004, due to demands of his position as Corporate Vice President and Chief Financial Officer of Northrop Grumman Corporation, a position that he assumed in December 2003.

Item 11. Executive Compensation.

      The information required by this item is set forth in the 2004 Proxy Statement under the captions “Directors Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. TDY does not incorporate by reference in this Form 10-K either the “2003 Report on Executive Compensation” or the “Cumulative Total Stockholder Return” section of the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is set forth in the 2004 Proxy Statement under the captions “Stock Ownership Information” and “Equity Compensation Plans Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item is set forth in the 2004 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

      The information required by this item is set forth in the 2004 Proxy Statement under the captions “Fees Billed by Independent Auditors” and “Audit Committee Pre-Approval Policy” under “Item 2 on the Proxy Card — Ratification of the Appointment of Independent Auditor” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 53 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 83 of this Report, which is incorporated herein by reference.

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the certifications of this Report and incorporated herein by reference.

      (b) Reports on Form 8-K filed in the fourth quarter of 2003:

During the quarter ended December 28, 2003 Teledyne Technologies filed a Current Report on Form 8-K on October 23, 2003, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies’ results of operations for the third quarter ended September 28, 2003.

      (c) Exhibits:

See Item 15(a)(3) above.

      (d) Financial Schedules:

See Item 15(a)(2) above.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

Teledyne Technologies Incorporated

      We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 28, 2003 and December 29, 2002, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Los Angeles, California

January 27, 2004

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

	2003	2002	2001

Sales	$840.7	$772.7	$744.3
Costs and expenses
Cost of sales	636.7	584.9	573.4
Selling, general and administrative expenses	157.0	145.6	143.8
Asset impairment charge	—	—	7.5
Restructuring and other charges	—	(0.7)	8.8

	793.7	729.8	733.5

Income before other income and expense and income taxes	47.0	42.9	10.8
Interest and debt expense, net	0.8	0.6	1.9
Other income (expense)	(1.6)	(0.2)	2.4

Income from continuing operations before income taxes	44.6	42.1	11.3
Provision for income taxes	14.9	16.7	4.5

Income from continuing operations	29.7	25.4	6.8
Discontinued operations, net of tax	—	—	(0.2)

Net income	$29.7	$25.4	$6.6

Basic earnings per common share:
Continuing operations	$0.92	$0.79	$0.21
Discontinued operations	—	—	(0.01)

Basic earnings per common share	$0.92	$0.79	$0.20

Diluted earnings per common share:
Continuing operations	$0.91	$0.77	$0.21
Discontinued operations	—	—	(0.01)

Diluted earnings per common share	$0.91	$0.77	$0.20

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	2003	2002

Current Assets
Cash and cash equivalents	$37.8	$19.0
Accounts receivables, net	121.3	109.2
Inventories, net	63.6	66.8
Deferred income taxes, net	22.7	18.9
Prepaid expenses, taxes and other current assets	7.1	8.0

Total current assets	252.5	221.9
Property, plant and equipment, net	76.0	74.7
Deferred income taxes, net	14.2	22.2
Goodwill, net	56.2	44.3
Other assets, net	29.2	28.0

Total Assets	$428.1	$391.1

Liabilities and Stockholders’ Equity
Accounts payable	$48.1	$53.1
Accrued liabilities	74.9	66.2

Total current liabilities	123.0	119.3
Accrued pension obligation	25.6	40.5
Accrued postretirement benefits	25.6	26.8
Other long-term liabilities	32.9	27.7

Total Liabilities	207.1	214.3
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 2003 — 32,266,578 and 2002 — 32,048,827	0.3	0.3
Additional paid-in capital	132.4	129.8
Retained earnings	99.6	69.9
Accumulated other comprehensive loss	(11.3)	(23.2)

Total Stockholders’ Equity	221.0	176.8

Total Liabilities and Stockholders’ Equity	$428.1	$391.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity

Balance, December 31, 2000	$0.3	$124.8	$37.9	$0.1	$163.1
Net income	—	—	6.6	—	6.6
Other comprehensive income, net of tax:
Gain on marketable equity security	—	—	—	0.2	0.2
Foreign currency translation losses	—	—	—	(0.1)	(0.1)

Comprehensive income	—	—	6.6	0.1	6.7
Exercise of stock options and other, net	—	3.2	—	—	3.2

Balance, December 30, 2001	0.3	128.0	44.5	0.2	173.0
Net income	—	—	25.4	—	25.4
Other comprehensive loss, net of tax:
Loss on marketable equity security	—	—	—	(0.4)	(0.4)
Foreign currency translation gains	—	—	—	0.2	0.2
Minimum pension liability adjustment	—	—	—	(23.2)	(23.2)

Comprehensive loss	—	—	25.4	(23.4)	2.0
Exercise of stock options and other, net	—	1.8	—	—	1.8

Balance, December 29, 2002	0.3	129.8	69.9	(23.2)	176.8
Net income	—	—	29.7	—	29.7
Other comprehensive income, net of tax:
Gain on marketable equity security	—	—	—	0.3	0.3
Foreign currency translation gains	—	—	—	0.2	0.2
Minimum pension liability adjustment	—	—	—	11.4	11.4

Comprehensive income	—	—	29.7	11.9	41.6
Exercise of stock options and other, net	—	2.6	—	—	2.6

Balance, December 28, 2003	$0.3	$132.4	$99.6	$(11.3)	$221.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2003	2002	2001

Operating activities
Net income from continuing operations	$29.7	$25.4	$6.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	23.1	21.8	20.5
Deferred income taxes	5.7	(13.7)	17.7
Gains on sale of property, plant and equipment	—	0.9	—
Noncash asset impairment, restructuring and other charges	—	—	15.6
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivables	(7.0)	4.3	10.7
Decrease (increase) in inventories	8.5	(8.0)	1.4
Decrease (increase) in prepaid expenses and other assets	1.0	0.5	(2.5)
Decrease in long-term assets	0.2	1.6	1.9
Increase (decrease) in accounts payable	(10.5)	14.8	(22.3)
Increase (decrease) in accrued liabilities	2.3	3.6	(2.2)
Increase (decrease) in current income taxes receivable, net	0.6	7.7	(4.6)
Increase (decrease) in other long-term liabilities	5.4	5.4	(12.2)
Decrease in accrued postretirement benefits	(1.2)	(2.2)	(2.2)
Increase (decrease) in accrued pension obligation	(1.9)	12.1	(10.4)
Other operating, net	0.9	—	0.8

Net cash provided by operating activities from continuing operations	56.8	74.2	19.0
Net cash from discontinued operations	(0.1)	(0.9)	(1.3)

Net cash provided by operating activities	56.7	73.3	17.7

Investing activities
Purchases of property, plant and equipment	(20.2)	(15.4)	(26.4)
Purchase of business and other investments, net of cash acquired	(19.9)	(23.0)	(26.5)
Disposals of property, plant and equipment	—	—	1.0
Other investing, net	(0.2)	0.8	(1.3)

Net cash used by investing activities	(40.3)	(37.6)	(53.2)

Financing Activities
Net proceeds from (repayments of) long-term debt	—	(30.0)	30.0
Proceeds from exercise of stock options and other, net	2.4	1.4	2.5

Net cash provided (used) by financing activities	2.4	(28.6)	32.5

Increase (decrease) in cash and cash equivalents	18.8	7.1	(3.0)
Cash and cash equivalents — beginning of year	19.0	11.9	14.9

Cash and cash equivalents — end of year	$37.8	$19.0	$11.9

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

      Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.

      Teledyne Technologies consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom, Mexico and Canada; the Systems Engineering Solutions segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy Systems segment with operations in the United States. In 2001, the Company realigned and changed the reporting structure of some of its business units. The Test Services and Geophysical Instruments business units that were previously part of our Systems Engineering Solutions segment are now part of an expanded instruments group under the Electronics and Communications segment. This realignment also resulted in a new segment, the Energy Systems segment, the results of which had previously been reported under the Systems Engineering Solutions segment. The Energy Systems segment, which provides on-site gas and power generation systems based on proprietary fuel cell, electrolysis and thermoelectric technologies, currently includes the majority-owned entity that was formed in the third quarter of 2001.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies

     Principles of Consolidation

      The consolidated financial statements of Teledyne Technologies include the accounts of the businesses as described in Note 1. Significant intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2003 presentation.

     Fiscal Year

      The Company is on a 53/52-week fiscal year convention. Fiscal years 2003, 2002 and 2001 were 52-week years and ended on December 28, 2003, December 29, 2002 and December 30, 2001, respectively. References to the years 2003, 2002 and 2001 are intended to refer to the respective fiscal year unless otherwise noted.

     Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories, investments, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental and other contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

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

      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 104 on revenue recognition.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Research and Development

      Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $27.9 million in 2003, $26.2 million in 2002 and $31.3 million in 2001. Costs related to customer-funded research and development contracts were $190.1 million in 2003, $170.6 million in 2002 and $179.4 million in 2001 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allowances on government contracts.

     Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the application of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year.

     Net Income Per Common Share

      The average number of shares of Teledyne Technologies’ Common Stock used in the computation of basic net income per common share were 32,208,201, 32,220,883 and 31,736,215 for the 2003, 2002 and 2001 fiscal years, respectively. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. This number of shares was increased by contingent shares that could be issued under various compensation plans as well as by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share. The average number of shares of Teledyne Technologies’ Common Stock used in the computation of diluted net income per common share were 32,720,988, 32,886,852 and 32,357,315 for the 2003, 2002 and 2001 fiscal years, respectively.

     Accounts Receivable

      Receivables are presented net of a reserve for doubtful accounts of $2.4 million at December 28, 2003 and $2.7 million at December 29, 2002. Expense recorded for the reserve for doubtful accounts was $0.2 million, $0.6 million and $0.7 million for 2003, 2002, and 2001, respectively. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

     Cash and Cash Equivalents

      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled approximately $32.9 million and $15.4 million at December 28, 2003 and December 29, 2002, respectively.

     Inventories

      Inventories are stated at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Goodwill and Acquired Intangible Assets

      Teledyne Technologies’ goodwill was $56.2 million at December 28, 2003 and $44.3 million at December 29, 2002. The increase in goodwill in 2003 includes goodwill acquired as part of the acquisitions of Tekmar Company and AIS in 2003. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141, “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Assets acquired and liabilities assumed are allocated to the Company’s “reporting units” based on the Company’s integration plans and internal reporting structure. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The acquisitions of Tekmar Company and AIS resulted in $5.4 million of purchased intangible assets, primarily trade names, customer relationships, software technology and patents. Of the $5.4 million of intangible assets, $3.6 million is subject to amortization over estimated useful lives ranging from five to 20 years and a weighted average life of 8 years. The Company recorded $0.2 million in amortization expense in 2003 for these intangible asset. In 2003, Teledyne Technologies completed the required impairment tests of goodwill and indefinite lived intangible assets and has determined that no impairment charge is required. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003. The allocation of the purchase price for the acquisition of AIS is preliminary and is expected to be completed in the first quarter of 2004.

      Had the goodwill non-amortization provisions of SFAS No. 142 been in effect for 2001, net income would have been $7.0 million for 2001. Basic earnings per share and diluted earnings per share would have been $0.22 for 2001.

     Other Long-Lived Assets

      The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and future undiscounted cash flows of the underlying businesses. Adjustments are made if the sum of expected future net cash flows is less than book value. In 2003, the acquisitions of Tekmar Company and AIS, resulted in $5.4 million of purchased intangible assets, primarily trade names, customer relationships and patents. In 2003, Teledyne Technologies recorded a $2.3 million charge for the write-down of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2002, Teledyne Technologies recorded a $0.5 million charge for the partial write-down of this investment. In 2002, Teledyne Technologies also recorded a $0.8 million write-down of certain optoelectronic equipment.

     Environmental

      Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Recent Accounting Pronouncements

      SFAS No. 132. In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). SFAS No. 132 requires additional information regarding the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods as is effective immediately upon issuance. The Company has included the required disclosures in Note 13 to the Notes to Consolidated Financial Statements.

      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for noncontrolling interests of a limited-life subsidiary which has been deferred indefinitely. As Teledyne Technologies currently has no financial instruments that would be subject to SFAS No. 150, the adoption had no impact on the Company.

      SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and had no impact on Teledyne Technologies’ financial position or results of operations.

      FIN 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 will have no impact on the Company’s consolidated results of operations or financial position.

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

     Hedging Activities

      Teledyne Technologies has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2003 and 2002. Teledyne Technologies believes that adequate controls are in place to monitor any hedging activities.

     Supplemental Cash Flow Information

      Teledyne Technologies cash payments for federal, foreign and state income taxes were $15.1 million for 2003 which is net of refunds of $2.2 million. Teledyne Technologies cash payments for federal, foreign and state income taxes were $13.5 million for 2002 which is net of refunds of $7.4 million. Teledyne Technologies received a net cash refund for federal, foreign and state income taxes of $10.0 million in 2001. Cash payments for interest and facility fees by Teledyne Technologies totaled approximately $0.4 million, $0.7 million and $1.7 million for 2003, 2002 and 2001, respectively.

     Comprehensive Income

      Teledyne Technologies’ comprehensive income consists of net income, the minimum pension liability adjustment, changes in the value of marketable equity securities and foreign currency translation adjustments. The minimum pension liability adjustment was recorded net of deferred taxes. See Note 13 for a further discussion of the pension adjustment. Teledyne Technologies’ comprehensive income was $41.6 million, $2.0 million and $6.7 million for the years 2003, 2002 and 2001, respectively.

      The year-end components of accumulated other comprehensive income (loss) are shown in the following table (in millions):

	Balance at year-end

	2003	2002	2001

Foreign currency translation gains	$0.4	$0.2	$—
Gain (loss) on marketable equity security	0.1	(0.2)	0.2
Minimum pension liability adjustment	(11.8)	(23.2)	—

Accumulated other comprehensive income (loss)	$(11.3)	$(23.2)	$0.2

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Restructuring, Asset Impairment and Other Charges

      In the second quarter of 2001, the Company recorded a $26.4 million pretax charge of which $7.4 million was for asset impairment, $8.7 million was for restructuring and other charges, $10.0 million was for inventory write-downs and a $0.3 million pretax charge for discontinued operations. The 2001 charge included plans to exit manufacturing for the following non-core product lines from its Electronics and Communications segment: industrial solid state relays and certain microwave switches and filters. The Company’s process control software and sodium iodide crystals product lines within its Systems Engineering Solutions segment were sold in the second quarter of 2001. Teledyne Technologies also exited certain environmental programs within this same segment. Annual sales for these non-core product lines were approximately $10.0 million in 2000.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Asset Impairments

	Property,				Restructuring
	Plant and							Inventory	Discontinued
	Equipment	Goodwill	Other	Total	Severance	Other	Total	Write-down	Operations	Total

Second quarter 2001 charge	$1.9	$1.8	$3.7	$7.4	$6.1	$2.6	$8.7	$10.0	$0.3	$26.4
Change in estimate 2001	—	—	0.1	0.1	(0.4)	0.5	0.1	(0.2)	—	—

Total charge - fiscal year 2001	1.9	1.8	3.8	7.5	5.7	3.1	8.8	9.8	0.3	26.4
Change in estimate 2002	—	—	—	—	(0.5)	(0.2)	(0.7)	0.6	—	(0.1)

Total charge	$1.9	$1.8	$3.8	$7.5	$5.2	$2.9	$8.1	$10.4	$0.3	$26.3

Final disposition of the charge:
Assets disposed	$1.9	$1.8	$3.8	$7.5				$10.4		$17.9

Cash payments					$5.2	$2.9	$8.1		$0.3	$8.4

      The following table details the original 2001 second quarter charge by segment and the final resolution of the changes in estimate at December 29, 2002 and December 30, 2001 (amounts in millions):

	Original Charge	Year	Year
	2nd QTR 2001	End 2001	End 2002

Electronics and Communications	$15.9	$15.6	$15.4
Systems Engineering Solutions	4.2	4.4	4.5
Aerospace Engines and Components	0.3	0.3	0.3
Energy Systems	5.5	5.6	5.6
Corporate	0.2	0.2	0.2
Discontinued Operations	0.3	0.3	0.3

Total	$26.4	$26.4	$26.3

Note 4. Business Combinations and Discontinued Operation

      On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), which include Spirent Systems Wichita, Inc., Spirent Systems — Aerospace Solutions (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited, for $6.4 million in cash, which is net of a purchase price adjustment. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The acquisition of AIS provides Teledyne Technologies with advanced airborne file servers, data analysis software and information displays that are synergistic with Teledyne Controls’ data acquisition and communication systems that enhance flight safety and maintenance efficiency for airline and airfreight customers.

      On May 16, 2003, Teledyne Technologies acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne Technologies’ Electronics and Communications business segment. Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 5. Financial Instruments

      Teledyne Technologies values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne Technologies estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity. There was no long-term debt outstanding at December 28, 2003 or December 29, 2002.

      The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Accounts Receivable

      Accounts receivable are summarized as follows (in millions):

	Balance at year-end

	2003	2002

U.S. Government and prime contractors contract receivables:
Billed receivables	$39.7	$40.0
Unbilled receivables	14.0	11.5
Other receivables, primarily commercial	70.0	60.4

	123.7	111.9
Reserve for doubtful accounts	(2.4)	(2.7)

Total accounts receivable, net	$121.3	$109.2

      The billed contract receivables from the U.S. Government and prime contractors contain $13.0 million and $16.9 million at December 28, 2003 and December 29, 2002, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $13.1 million and $11.1 million at December 28, 2003 and December 29, 2002, respectively, due to long-term contracts.

      Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 7. Inventories

      Inventories consisted of the following (in millions):

	Balance at year-end

	2003	2002

Raw materials and supplies	$22.4	$23.7
Work in process	54.0	65.7
Finished goods	12.1	8.5

Total inventories at cost	88.5	97.9
LIFO reserve	(21.1)	(26.2)
Progress payments	(3.8)	(4.9)

Total inventories, net	$63.6	$66.8

      Inventories, before progress payments, determined on the last-in, first-out method were $58.4 million at December 28, 2003 and $57.9 million at December 29, 2002. The remainder of the inventory was determined using the first-in, first-out and average cost methods and does not differ materially from current cost.

      During 2003, 2002 and 2001, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase pre-tax income by $5.1 million in 2003, $0.8 million in 2002 and $1.9 million in 2001.

      Total inventories at cost were net of reserves for excess, slow moving and obsolete inventory of $14.2 million and $9.7 million at December 28, 2003 and December 29, 2002, respectively.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Inventories, before progress payments, related to long-term contracts were $23.1 million and $12.9 million at December 28, 2003 and December 29, 2002, respectively. Progress payments related to long-term contracts were $2.1 million and $0.5 million at December 28, 2003 and December 29, 2002, respectively.

      Under the contractual arrangements by which progress payments are received, the customer has a security interest in the inventories associated with specific contracts.

Note 8. Supplemental Balance Sheet Information

      Property, plant and equipment were as follows (in millions):

	Balance at year-end

	2003	2002

Land	$4.9	$4.9
Buildings	43.2	35.0
Equipment	169.7	161.6

	217.8	201.5
Accumulated depreciation and amortization	(141.8)	(126.8)

Total property, plant and equipment, net	$76.0	$74.7

      Other long-term assets included amounts related to deferred compensation, investments, software and other intangible assets. Accrued liabilities included salaries and wages of $30.2 million and $27.8 million at December 28, 2003 and December 29, 2002, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities, environmental liabilities and the long-term portion of product recall reserves.

Note 9. Stockholders’ Equity

      The following is an analysis of activity in Teledyne Technologies common stock:

Common
Stock

Balance, December 31, 2000	31,586,735
Stock options exercised and other	273,104

Balance, December 30, 2001	31,859,839
Stock options exercised and other	188,988

Balance, December 29, 2002	32,048,827
Stock options exercised and other	217,751

Balance, December 28, 2003	32,266,578

      Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

     Preferred Stock

      Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      The following disclosures are based on stock options held by Teledyne Technologies’ employees and include the stock options that have been converted from ATI options to Teledyne Technologies’ options as noted above. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion No. 25 — “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.

      As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined under the SFAS No. 123

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair-value method using the Black-Scholes option-pricing model, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per-share data):

	Fiscal Year

	2003	2002	2001

Net income as reported	$29.7	$25.4	$6.6
Stock-based compensation under SFAS No 123 fair-value method, net of tax	(4.8)	(5.4)	(4.6)

Adjusted net income	$24.9	$20.0	$2.0

Basic earnings per share
As reported	$0.92	$0.79	$0.20
As adjusted	$0.77	$0.62	$0.06
Diluted earnings per share
As reported	$0.91	$0.77	$0.20
As adjusted	$0.76	$0.61	$0.06

      The following assumptions were used in this valuation:

	For the year

	2003	2002	2001

Expected dividend yield	—	—	—
Expected volatility	62.1%	69.4%	80.7%
Risk-free interest rate	4.0%	5.0%	5.0%
Expected lives	8.0	8.0	8.0
Weighted-average fair value of options granted during the year	$9.12	$10.64	$15.31

      Stock option transactions for Teledyne Technologies’ employees are summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	3,256,563	$14.28	2,757,451	$14.12	2,429,312	$11.94
Granted or issued	525,625	$13.45	635,150	$14.49	720,250	$19.33
Exercised	(112,038)	$10.25	(88,138)	$10.38	(240,251)	$8.31
Canceled or expired	(392,930)	$15.63	(47,900)	$15.35	(151,860)	$13.22

Ending balance	3,277,220	$14.12	3,256,563	$14.28	2,757,451	$14.12

Options exercisable at year-end	2,240,672	$13.78	2,033,423	$13.29	1,592,964	$12.81

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table provides certain information with respect to stock options outstanding and stock options exercisable at year-end 2003:

		Stock Options		Stock Options
		Outstanding		Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

Under $10.00	834,503	$9.13	5.3	834,503	$9.13
$10.00 – $14.99	1,458,660	$13.79	7.6	603,153	$13.68
$15.00 – $19.99	933,807	$18.44	6.0	752,766	$18.19
$20.00 – $24.99	18,333	$24.60	6.9	18,333	$24.60
$25.00 – $28.69	31,917	$27.16	6.9	31,917	$27.16

	3,277,220	$14.12	6.6	2,240,672	$13.78

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

		Weighted
		Average
	Shares	Exercise Price	Price or Range

Balance, December 31, 2000	35,732	$11.39	$6.31 – $14.75
Stock options issued	48,661	$13.04	$8.67 – $22.47

Balance, December 30, 2001	84,393	$12.33	$6.31 – $22.47
Stock options issued	51,531	$14.72	$9.65 – $18.13

Balance, December 29, 2002	135,924	$13.23	$6.31 – $22.47
Stock options issued	55,424	$12.68	$8.37 – $14.22
Stock options exercised	(2,000)	$9.94	$9.94

Balance, December 28, 2003	189,348	$13.11	$6.31 – $22.47

Note 10.     Related Party Transactions

      Prior to and in connection with the spin-off, Teledyne Technologies and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services.

      The Company’s Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of its directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and the Company believes that its relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of nine lenders under the Company’s $200 million credit facility, having committed up to $33,750,000 under the facility. It provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan and provides asset management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders’ rights plan.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.     Long-Term Debt

      At December 28, 2003 and December 29, 2002, Teledyne Technologies had no long-term debt outstanding. Teledyne Technologies has a five-year revolving credit agreement that terminates in November 2004. Any borrowings under this agreement are on a revolving basis under commitments available until November 2004. The Company had $200 million available under this credit facility at December 28, 2003. Teledyne Technologies also has available $14.2 million under two uncommitted bank facilities with no outstanding amounts at year-end 2003 or 2002. These credit lines are utilized, as needed, for periodic cash needs.

      Borrowings under the revolving credit facility bear interest, at Teledyne Technologies option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The agreement also provides for facility fees which will vary between .35% and .20% of the credit line, depending on Teledyne Technologies’ capitalization ratio as calculated from time to time. Total interest expense including facility fees and other bank charges was $1.0 million in 2003, $0.9 million in 2002 and $2.1 million in 2001.

      The financial covenants of the revolving credit agreement require the Company to maintain specified minimum consolidated net worth and ratios of consolidated debt and interest expense to certain measures of income. Under the most restrictive of these covenants, approximately $24.9 million ($17.5 million at December 29, 2002) of stockholders’ equity was available for dividends, stock repurchases or making other specified distributions as of December 28, 2003.

Note 12.     Income Taxes

      Provision for income taxes from continuing operations was as follows (in millions):

	2003	2002	2001

Current
Federal	$14.9	$12.0	$(5.6)
State	3.2	2.8	(1.2)
Foreign	0.1	1.0	(0.1)

	18.2	15.8	(6.9)

Deferred
Federal	(3.4)	1.4	9.4
State	0.1	(0.5)	2.0

	(3.3)	0.9	11.4

Provision for income taxes	$14.9	$16.7	$4.5

      Income before income taxes included income from domestic operations of $43.8 million for 2003, $40.1 million for 2002 and $11.7 million for 2001. In 2003, Teledyne Technologies recorded an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be no longer needed during the third quarter of 2003. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2003	2002	2001

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.7	4.5	5.0
Reserve reversal	(5.4)	—	—
Other	(1.0)	0.2	(0.3)

Effective income tax rate	33.3%	39.7%	39.7%

      Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.6 million has been recorded against deferred tax assets for 2003. No valuation allowance was recorded for 2002. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2003	2002

Deferred income tax assets:
Postretirement benefits other than pensions	$10.2	$10.6
Reserves	18.9	15.2
Deferred compensation and other benefit plans	11.2	17.6
Inventory valuation	3.7	3.7
Accrued vacation	5.3	5.0

Total deferred income tax assets	49.3	52.1
Deferred income tax liabilities:
Property, plant and equipment differences	6.6	3.6
Other items	5.8	7.4

Total deferred income tax liabilities	12.4	11.0

Net deferred income tax asset	$36.9	$41.1

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

      Teledyne Technologies’ net periodic pension expense was $6.9 million in 2003, compared with pension income of $2.3 million and $9.5 million in 2002 and 2001, respectively.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      As of the spin-off date, Teledyne Technologies also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne Technologies established its own 401(k) plan effective April 1, 2000. The costs associated with these plans were $2.9 million, $2.8 million, and $3.1 million, for 2003, 2002 and 2001, respectively.

      As of January 1, 2004, non-union new hires will be eligible to participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan.

      The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

      The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for 2003, 2002 and 2001 (in millions):

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Service cost — benefits earned during the period	$12.2	$11.6	$11.9	$0.1	$0.1	$0.1
Interest cost on benefit obligation	28.7	27.5	26.5	1.1	1.1	1.0
Expected return on plan assets	(36.4)	(40.1)	(40.0)	—	—	—
Amortization of net transition asset	—	—	(4.7)	—	—	—
Amortization of prior service cost	2.3	2.3	2.5	—	(0.4)	(0.4)
Recognized actuarial (gain) loss	0.1	(3.6)	(5.7)	(1.3)	(1.3)	(1.6)

Net periodic benefit (income) expense	$6.9	$(2.3)	$(9.5)	$(0.1)	$(0.5)	$(0.9)

      The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Changes in benefit obligation:
Benefit obligation — beginning of year	$414.4	$375.8	$16.0	$15.8
Service cost — benefits earned during the period	12.2	11.6	0.1	0.1
Interest cost on projected benefit obligation	28.7	27.5	1.1	1.1
Actuarial (gain) loss	12.1	17.9	2.3	0.5
Benefits paid	(19.9)	(18.4)	(1.6)	(1.5)

Benefit obligation — end of year	$447.5	$414.4	$17.9	$16.0

Accumulated benefit obligation — end of year	$411.2	$376.4

      The measurement date for the Company’s pension and postretirement plan is December 31.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following tables sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne Technologies’ defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits

	2003	2002

Changes in plan assets:
Fair value of plan assets — beginning of year	$335.4	$386.5
Actual return on plan assets	65.7	(33.3)
Employer contribution	0.7	0.6
Benefits paid	(19.9)	(18.4)

Fair value of plan assets — end of year	$381.9	$335.4

	Plan Assets %
	to Total

	2003	2002

Domestic equity instruments	67.8%	52.4%
Domestic fixed income instruments	31.5%	46.5%
Cash	0.7%	1.1%

Total	100.0%	100.0%

      In 2003, the Company commenced an active management policy for a portion of its pension assets. The investment policy includes a target allocation percentage of 65% in equity instruments and 35% in domestic fixed income instruments. The balance in equity instruments can range from 60% to 70% before rebalancing is required under our policy. The expected long-term rate of return on plan assets is reviewed annually, taking into consideration our asset allocation, historical returns on the types of assets held, and the current economic environment.

      The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the year	2003	2002	2001

Weighted average discount rate	7.0%	7.5%	7.5%
Weighted average increase in future compensation levels	4.0%	4.5%	4.5%
Expected weighted-average long-term rate of return	8.5%	9.0%	9.0%

      The Company is projecting a long-term rate of return on plan assets of 8.5% in 2004. The expected discount rate used in determining the benefit obligations is expected to be 6.5% in 2004. Currently the Company anticipates making an after-tax cash contribution of approximately $4.0 million to its pension plan in 2004.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the funded status and amounts recognized in Teledyne Technologies’ consolidated balance sheets for the defined benefit pension plan and the postretirement benefit plan at year-end 2003 and 2002 (in millions):

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Funded status	$(65.6)	$(79.0)	$(17.9)	$(16.0)
Unrecognized prior service cost	8.8	10.9	—	—
Unrecognized net (gain) loss	57.4	74.8	(7.7)	(10.8)

Prepaid (accrued) benefit cost	$0.6	$6.7	$(25.6)	$(26.8)

Accrued pension obligation	$(25.6)	$(40.5)	$—	$—
Accrued postretirement benefits	—	—	(25.6)	(26.8)
Accumulated other comprehensive income	19.4	38.4	—	—
Intangible pension asset	8.5	10.4	—	—
Other liabilities	(1.7)	(1.6)	—	—

Net amount recognized	$0.6	$6.7	$(25.6)	$(26.8)

      SFAS No. 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. Since this condition existed as of December 29, 2002, the Company recorded a $23.2 million non-cash charge to stockholders’ equity, a long-term intangible asset of $10.4 million and an additional long-term pension liability of $48.8 million. The accrued pension obligation includes the additional long-term pension liability and is net of prepaid pension costs. The $23.2 million non-cash charge to equity did not affect net income and was recorded net of deferred taxes of $15.2 million. As of year-end 2003, the difference between the value of the Company’s pension assets and the accumulated pension benefit obligation decreased from year-end 2002. This decrease resulted in an $11.4 million reduction to the prior year non-cash charge to accumulated other comprehensive income. The $11.4 million reduction did not affect net income and was recorded net of deferred taxes of $7.6 million. As of year-end 2003, the non-cash charge taken to stockholders’ equity was $11.8 million. The remaining $11.8 million charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.

      The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9% in 2003 and was assumed to decrease to 5% by the year 2009 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $54 thousand for 2003 and would result in an increase in the postretirement benefit obligation by $1.0 million at December 28, 2003. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $49 thousand for 2003 and would result in a decrease in the postretirement benefit obligation by $888 thousand at December 28, 2003.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company’s cost for some of these programs. At present, no analysis of the potential reduction in the Company’s costs or obligations has been performed. Under the Company’s accounting policy, the financial effect of this legislation will be reflected during fiscal 2004.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      Teledyne Technologies operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets. The Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries. The Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary electrolysis, thermoelectric and fuel cell technologies. It currently includes the majority-owned entity that was formed in the third quarter of 2001.

      Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, net pension assets/ liabilities and other assets.

      Information on the Company’s business segments was as follows (in millions):

	2003	2002	2001

Sales
Electronics and Communications	$446.9	$388.0	$369.7
Systems Engineering Solutions	212.5	206.7	200.8
Aerospace Engines and Components	165.5	162.9	159.2
Energy Systems	15.8	15.1	14.6

Total sales	$840.7	$772.7	$744.3

Income before taxes
Electronics and Communications	$33.0	$35.9	$9.9
Systems Engineering Solutions	23.2	20.6	12.1
Aerospace Engines and Components	6.4	2.7	8.2
Energy Systems	(0.7)	(1.9)	(6.0)

Segment operating profit	61.9	57.3	24.2
Corporate expense	(14.9)	(14.4)	(13.4)
Interest and debt expense, net	(0.8)	(0.6)	(1.9)
Other income (expense)	(1.6)	(0.2)	2.4

Income before taxes	$44.6	$42.1	$11.3

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2003	2002	2001

Depreciation and amortization
Electronics and Communications	$15.4	$14.8	$13.4
Systems Engineering Solutions	1.9	2.1	2.1
Aerospace Engines and Components	5.3	4.4	4.6
Energy Systems	0.5	0.5	0.4

Total depreciation and amortization	$23.1	$21.8	$20.5

Capital expenditures
Electronics and Communications	$14.9	$8.3	$18.8
Systems Engineering Solutions	1.5	3.1	2.0
Aerospace Engines and Components	3.2	3.6	5.1
Energy Systems	0.6	0.4	0.5

Total capital expenditures	$20.2	$15.4	$26.4

Identifiable assets
Electronics and Communications	$228.4	$197.2	$177.6
Systems Engineering Solutions	35.5	37.8	35.8
Aerospace Engines and Components	52.0	53.4	54.1
Energy Systems	8.5	8.3	9.2
Corporate	103.7	94.4	72.6

Total identifiable assets	$428.1	$391.1	$349.3

      Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2003	2002	2001

Electronics and Communications	$142.0	$115.2	$107.8
Systems Engineering Solutions	210.3	202.4	195.7
Aerospace Engines and Components	24.7	25.5	27.3
Energy Systems	10.7	9.3	7.8

Total U.S. Government sales	$387.7	$352.4	$338.6

      Sales to the U.S. Government included sales to the Department of Defense of $257.9 million in 2003, $233.5 million in 2002 and $226.6 million in 2001.

      Total international sales were $138.3 million in 2003, $126.6 million in 2002 and $126.2 million in 2001. Of these amounts, sales by operations in the United States to customers in other countries were $133.3 million in 2003, $118.3 million in 2002 and $113.6 million in 2001.

      There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s net sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15.     Commitments and Contingencies

      Rental expense, under operating leases, net of sublease income, was $11.9 million in 2003, $10.4 million in 2002 and $9.6 million in 2001. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. Future minimum rental commitments under operating leases with non-cancelable terms of more than one year as of December 28, 2003, were as follows (in millions): $9.9 in 2004, $8.4 in 2005, $6.4 in 2006, $3.5 in 2007, $3.6 in 2008 and $11.9 thereafter.

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

      At December 28, 2003, the Company’s reserves for environmental remediation obligations totaled approximately $2.0 million, of which approximately $0.3 million were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

      The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, since such cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed more than four years before under seal pursuant to the False Claims Act. The Company intends to vigorously defend this continuing civil action against its Electronic Safety Products unit, which action continues notwithstanding the U.S. Government’s non-intervention and the court’s granting of the Company’s motion to dismiss the civil action (which decision has been appealed).

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

      A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $15.0 million. The Company’s current aircraft product liability insurance policy expires May 2004.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.     Quarterly Financial Data (Unaudited)

      The following is Teledyne Technologies’ quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2003

Sales	$197.2	$205.4	$215.7	$222.4
Gross profit	$45.6	$51.9	$52.6	$53.9
Net income	$5.5	$6.5	$9.9	$7.8
Basic earnings per share	$0.17	$0.20	$0.31	$0.24
Diluted earnings per share	$0.17	$0.20	$0.30	$0.24
Fiscal year 2002

Sales	$183.3	$188.0	$191.8	$209.6
Gross profit	$44.3	$46.3	$48.2	$49.0
Net income	$5.1	$6.2	$6.9	$7.2
Basic earnings per share	$0.16	$0.19	$0.22	$0.23
Diluted earnings per share	$0.16	$0.19	$0.21	$0.22

Note 17.     Subsequent Events (Unaudited)

      On December 31, 2003, Teledyne’s 2004 fiscal year, Teledyne acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash. The business, which will operate as Teledyne Wireless, Inc., will be relocated from Santa Clara, California and consolidated with Teledyne’s operations in Mountain View, California.

      On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.0 million in cash. Leeman Labs’ product lines would augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.

Schedule II

TELEDYNE TECHNOLOGIES INCORPORATED

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 28, 2003, December 29, 2002 and December 30, 2001

(In millions)

		Additions

	Balance at	Charged to	Charged to		Balance at
	beginning	costs and	other		end of
Description	of period	expenses	accounts	Deductions(a)	period

Fiscal 2003
Reserve for doubtful accounts	$2.7	0.2	—	(0.5)	$2.4
Aircraft product liability reserve	$11.1	12.8	—	(10.9)	$13.0
Environmental reserves	$2.4	0.1	—	(0.5)	$2.0

Fiscal 2002
Reserve for doubtful accounts	$2.7	0.6	—	(0.6)	$2.7
Aircraft product liability reserve	$5.5	14.0	—	(8.4)	$11.1
Environmental reserves	$2.4	1.3	—	(1.3)	$2.4

Fiscal 2001
Reserve for doubtful accounts	$2.0	0.7	—	—	$2.7
Aircraft product liability reserve	$21.0	11.9	—	(27.4)	$5.5
Environmental reserves	$2.3	0.4	—	(0.3)	$2.4

(a)	Represents payments except the 2003 and 2002 amount for allowance for doubtful accounts primarily represents the write-off of uncollectible accounts.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 4, 2004.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ ROBERT MEHRABIAN

Robert Mehrabian
Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT MEHRABIAN Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 4, 2004

/s/ DALE A. SCHNITTJER Dale A. Schnittjer	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2004

* Robert P. Bozzone	Director	March 4, 2004

* Frank V. Cahouet	Director	March 4, 2004

* Diane C. Creel	Director	March 4, 2004

* Charles Crocker	Director	March 4, 2004

* Paul D. Miller	Director	March 4, 2004

* Charles J. Queenan, Jr.	Director	March 4, 2004

* Michael T. Smith	Director	March 4, 2004

*By: /s/ MELANIE S. CIBIK Melanie S. Cibik Pursuant to Powers of Attorney filed as Exhibits 24.1 and 24.2

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
4.2	Credit Agreement dated as of October 29, 1999 among Allegheny Teledyne Incorporated, Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.3	First Amendment to the Credit Agreement dated as of November 10, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.4	Second Amendment to the Credit Agreement dated as of July 28, 2000 (incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended July 2, 2000 (File No. 1-15295))
4.5	Third Amendment to the Credit Agreement dated as of March 14, 2003 (incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended March 30, 2003 (File No. 1-15294))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/ A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Trademark License Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.4	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.6	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

Exhibit
No.	Description

10.7	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.8	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.9	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.10	Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.11	Letter Agreement confirming Robert Mehrabian’s Salary*†
10.12	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) and with regard to Dale A. Schnittjer incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295))†
10.13	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.14	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.15	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.16	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.17	Teledyne Technologies Incorporated Pension Equalization/ Benefit Restoration Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.18	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.19	Form of Restricted Stock Award Agreement — January 22, 2002 Award (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))†
10.20	Form of Restricted Stock Award Agreement — February 25, 2003 Award (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))†
10.21	Form of Restricted Stock Award Agreement — January 27, 2004*†
14	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp.
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Auditors*

Exhibit
No.	Description

24.1	Power of Attorney — Directors *
24.2	Power of Attorney — Paul D. Miller*
31.1	Rule 13(a)/14(a) — Certification of Chief Executive Officer*
31.2	Rule 13(a)/14(a) — Certification of Chief Financial Officer*
32.1	Section 1350 — Certification of Chief Executive Officer*
32.2	Section 1350 — Certification of Chief Financial Officer*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.