Form 10-Q
period 2004-03-28
TELEDYNE TECHNOLOGIES INC
filed 2004-05-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2004
Common Stock, $.01 par value per share	32,463,285 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 28, 2004 AND DECEMBER 28, 2003
(Amounts in millions, except share amounts)

	March 28,	December 28,
	2004	2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$24.0	$37.8
Receivables, net	133.0	121.3
Inventories, net	70.0	63.6
Deferred income taxes, net	21.2	22.7
Prepaid expenses, notes receivable and other	6.5	7.1

Total Current Assets	254.7	252.5
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $147.5 at March 28, 2004 and $126.8 at December 28, 2003	75.3	76.0
Deferred income taxes, net	15.6	14.2
Goodwill, net	73.2	56.2
Other assets	32.0	29.2

Total Assets	$450.8	$428.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$51.3	$48.1
Accrued liabilities	79.8	74.9

Total Current Liabilities	131.1	123.0
Accrued pension obligation	27.7	25.6
Accrued postretirement benefits	25.3	25.6
Other long-term liabilities	37.4	32.9

Total Liabilities	221.5	207.1
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,463,285 at March 28, 2004 and 32,266,578 at December 28, 2003	0.3	0.3
Additional paid-in capital	134.5	132.4
Retained earnings	105.5	99.6
Accumulated other comprehensive loss	(11.0)	(11.3)

Total Stockholders’ Equity	229.3	221.0

Total Liabilities and Stockholders’ Equity	$450.8	$428.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 28, 2004 AND MARCH 30, 2003
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2004	2003
Net sales	$219.6	$197.2
Costs and expenses
Cost of sales	168.3	151.6
Selling, general and administrative expenses	41.7	36.4

	210.0	188.0

Income before other income and expense and income taxes	9.6	9.2
Interest and debt expense, net	0.1	0.1
Other income (expense)	0.2	(0.1)

Income before income taxes	9.7	9.0
Provision for income taxes	3.8	3.5

Net Income	$5.9	$5.5

Basic earnings per common share	$0.18	$0.17

Weighted average basic common shares outstanding	32.3	32.2

Diluted earnings per common share	$0.18	$0.17

Weighted average diluted common shares outstanding	33.1	32.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 28, 2004 AND MARCH 30, 2003
(Unaudited - Amounts in millions)

	Three Months
	2004	2003
Cash flow from operating activities
Net income from continuing operations	$5.9	$5.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5.6	5.6
Deferred income taxes	(0.6)	(3.3)
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in accounts receivable	(9.1)	1.2
Increase in inventories	(4.3)	(7.5)
Decrease in prepaid expenses and other assets	0.9	0.1
Increase (decrease) in accounts payable	2.9	(4.6)
Decrease in accrued liabilities	(2.0)	(3.0)
Increase in prepaid income taxes, net	2.8	5.9
Decrease in long-term assets	(1.0)	0.3
Increase (decrease) in other long-term liabilities	4.4	(3.1)
Increase (decrease) in accrued pension obligation	2.0	1.5
Decrease in accrued postretirement benefits	(0.2)	(0.3)
Other operating, net	0.9	—

Net cash flow from continuing operations	8.2	(1.7)
Net cash flow from discontinued operations	—	(0.1)

Net cash provided by operating activities	8.2	(1.8)

Cash flow from investing activities
Purchases of property, plant and equipment	(3.3)	(2.9)
Purchase of business, net of cash acquired	(20.0)	—
Other investing, net	—	(0.2)

Net cash used by investing activities	(23.3)	(3.1)

Cash flow from financing activities
Proceeds from issuance of common stock	1.3	1.3

Net cash provided by financing activities	1.3	1.3

Decrease in cash and cash equivalents	(13.8)	(3.6)
Cash and cash equivalents—beginning of period	37.8	19.0

Cash and cash equivalents—end of period	$24.0	$15.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 28, 2004

1.	General

Basis of Accounting

The accompanying unaudited consolidated condensed financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (2003 Form 10-K).

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of March 28, 2004, and the consolidated results of operations for the three months then ended and the cash flows for the three months then ended. The results of operations and cash flows for the period ended March 28, 2004, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2004 presentation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132). SFAS No. 132 requires additional information regarding the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods as is effective immediately upon issuance. The Company has included the required interim disclosures in Note 11 to the Notes to Consolidated Condensed Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 had no impact on the Company’s consolidated results of operations or financial position.

2.	Business Combinations and Discontinued Operations

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.0 million in cash. Leeman Labs’ product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications. Leeman Labs is located in Hudson, New Hampshire.

On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne acquired certain assets of the Filtronic Solid State (Solid State) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne’s operations in Mountain View, California.

On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), for $6.4 million in cash, which is net of a purchase price adjustment. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays.

On May 16, 2003, Teledyne Technologies acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company is a premier manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Teledyne Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne Technologies’ Electronics and Communications business segment.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The acquisitions of Tekmar Company and AIS in 2003 resulted in $5.4 million of purchased intangible assets, primarily trade names, customer relationships, software technology and patents. Of the $5.4 million of intangible assets, $3.6 million are subject to amortization over estimated useful lives ranging from five to 20 years and a weighted average life of eight years. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003. The allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Solid State and Leeman Labs acquisitions are preliminary as they were recently acquired. The preliminary amount of goodwill recorded as of March 28, 2004 for these acquisitions is $16.1 million.

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Payment made against reserves recorded as part of the sale are shown in the discontinued operation caption of the cash flow statement.

3.	Comprehensive Income

Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2004 and 2003 consist of the following:

	First Quarter
	2004	2003
Net income	$5.9	$5.5
Other comprehensive income, net of tax:
Foreign currency translation gains	0.3	—

Total other comprehensive income	0.3	—

Total comprehensive income	$6.2	$5.5

4.	Earnings Per Share

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	First Quarter
	2004	2003
Basic earnings per share
Net income/earnings applicable to common stock	$5.9	$5.5

Weighted average common shares outstanding	32.3	32.2

Basic earnings per common share	$0.18	$0.17

Diluted earnings per share
Earnings applicable to common stock	$5.9	$5.5

Weighted average common shares outstanding	32.3	32.2
Dilutive effect of exercise of options outstanding	0.8	0.3

Weighted average diluted common shares outstanding	33.1	32.5

Diluted earnings per common share	$0.18	$0.17

5.	Stock-Based Compensation

The following disclosures are based on stock options held by Teledyne Technologies’ employees. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. The Company follows the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and the disclosure only provision of SFAS No. 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” to require interim and annual disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results.

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per-share data):

	First Quarter
	2004	2003
Net income as reported	$5.9	$5.5
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.9)	(1.2)

Adjusted net income	$5.0	$4.3

Basic earnings per share
As reported	$0.18	$0.17
As adjusted	$0.15	$0.13
Diluted earnings per share
As reported	$0.18	$0.17
As adjusted	$0.15	$0.13

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $19.4 million and $32.9 million at March 28, 2004 and December 28, 2003, respectively.

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

Balance at	March 28, 2004	December 28, 2003
Raw materials and supplies	$25.0	$22.4
Work in process	59.2	54.0
Finished goods	8.7	12.1

	92.9	88.5
Progress payments	(1.7)	(3.8)
LIFO reserve	(21.2)	(21.1)

Total inventories, net	$70.0	$63.6

8.	Supplemental Balance Sheet Information

The increase in goodwill in 2004 includes $16.1 million of goodwill acquired as part of the Solid State and Leeman Labs acquisitions as described in Note 2. Accrued liabilities included salaries and wages of $28.7 million and $30.2 million at March 28, 2004 and December 28, 2003, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

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

	First Quarter
	2004	2003
Balance beginning of year	$6.0	$5.2
Accruals for product warranties	0.5	1.2
Cost of warranty claims	(0.6)	(1.1)
Acquisitions	0.2	—

Balance at end of quarter	$6.1	$5.3

9.	Income Taxes

The Company’s effective tax rate was 39.6% and 39.0% for the first quarter of 2004 and 2003, respectively.

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

In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2003 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on results of operations for that period. Additionally, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At March 28, 2004, the Company’s reserves for environmental remediation obligations totaled approximately $2.0 million, of which approximately $0.3 million were included in current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to aircraft and other product liability, patent infringement, contract disputes, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. The Company’s current aircraft product liability policy has a self-insured retention of $15 million and will expire in May 2004. The Company is currently reviewing placement and structuring alternatives.

Note 11. Pension Plans and Postretirement Benefits

Teledyne Technologies’ has a defined benefit pension plan covering substantially all employees hired before January 1, 2004, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies’ active employees at its companies that do not perform government contract work. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the company’s existing defined benefit pension plan.

Teledyne Technologies’ net periodic pension expense was $2.2 million for the first quarter of 2004, compared with net periodic pension expense of $1.7 million for the first quarter of 2003.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarters of 2004 and 2003 (in millions):

	Pension Benefits		Postretirement Benefits
	First Quarter		First Quarter
	2004	2003	2004	2003
Service cost — benefits earned during the period	$3.2	$3.1	$0.1	$0.1
Interest cost on benefit obligation	7.2	7.2	0.3	0.3
Expected return on plan assets	(8.8)	(9.1)	—	—
Amortization of prior service cost	0.5	0.5	—	—
Recognized actuarial (gain) loss	0.1	—	(0.3)	(0.4)

Net periodic benefit expense	$2.2	$1.7	$0.1	$—

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company’s cost for some of these programs. At present, only estimates of the potential reduction in the Company’s costs or obligations have been performed. Under the Company’s accounting policy, the financial effect of this legislation will be reflected during fiscal 2004.

12.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	First Quarter
	2004	2003
Net Sales:
Electronics and Communications	$116.4	$103.6
Systems Engineering Solutions	54.6	52.4
Aerospace Engines and Components	42.9	37.8
Energy Systems	5.7	3.4

Total net sales	$219.6	$197.2

Operating Profit (Loss):
Electronics and Communications	$8.0	$7.3
Systems Engineering Solutions	6.1	5.7
Aerospace Engines and Components	(0.7)	0.5
Energy Systems	0.3	(0.5)

Total segment operating profit	13.7	13.0
Corporate expense	(4.1)	(3.8)
Other income (expense)	0.2	(0.1)
Interest and debt expense, net	0.1	0.1

Income before income taxes	9.7	9.0
Provision for income taxes	3.8	3.5

Net income	$5.9	$5.5

13.	Subsequent Event

On April 8, 2004 Teledyne Technologies and Isco, Inc. jointly announced that they signed a definitive agreement which provides for the merger of Isco, Inc. with a wholly-owned subsidiary of Teledyne Technologies. Upon the consummation of the merger, which is subject to the approval of Isco’s shareholders as well as other customary closing conditions, Teledyne will acquire all of the outstanding shares of Isco for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares will be approximately $96 million (including payments for the settlement of outstanding stock options) or approximately $80 million taking into account Isco’s net cash at January 23, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategy

Principally through focused acquisitions of complementary product lines and businesses, Teledyne Technologies seeks to build growth platforms around three core markets: aerospace and defense electronics; electronic instrumentation; and government systems engineering. The Company also intends to continue to focus on managing costs and operational excellence in every aspect of its business, from finance to manufacturing, as well as with the integration of its acquisitions. The Company continually evaluates its product lines to ensure that they are aligned with its strategy.

First Quarter 2004 Acquisitions and Pending Acquisition

On December 31, 2003, to broaden our microwave product lines to customers, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State (Solid State) business located in Santa Clara, California. Solid State designs and manufactures customized microwave assemblies for electronic warfare, radar and other military applications. The business, which now operates as “Teledyne Microwave”, was relocated to Teledyne operations in Mountain View, California.

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., located in Hudson, New Hampshire. Leeman Labs’ inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Teledyne Tekmar Company’s organic analysis instrumentation.

On April 8, 2004 Teledyne Technologies and Isco, Inc. jointly announced that they signed a definitive agreement which provides for the merger of Isco, Inc. with a wholly-owned subsidiary of Teledyne Technologies. Upon the consummation of the merger, which is subject to the approval of Isco’s shareholders as well as other customary closing conditions, Teledyne will acquire all of the outstanding shares of Isco for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares will be approximately $96 million (including payments for the settlement of outstanding stock options) or approximately $80 million taking into account Isco’s net cash at January 23, 2004.

Results of Operations

Teledyne Technologies’ first quarter 2004 sales were $219.6 million, compared with sales of $197.2 million for the same period in 2003. Net income for the first quarter of 2004 was $5.9 million ($0.18 per diluted share), compared with net income of $5.5 million ($0.17 per diluted share) for the first quarter of 2003.

The first quarter of 2004, compared with the same period in 2003, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Leeman Labs, acquired February 27, 2004, Solid State, acquired on December 31, 2003, Tekmar Company, acquired in May 2003, and Spirent’s Aviation Information Solutions businesses, acquired in June 2003.

The increase in earnings for the first quarter of 2004, compared with the same period of 2003, reflected improved results in the Electronics and Communications, Systems Engineering and Energy Systems segments, partially offset by lower results in the Aerospace Engines and Components segment. The first quarter of 2004 included pretax pension expense of $2.2 million compared with pretax pension expense of $1.7 million in the first quarter of 2003.

Cost of sales in total dollars was higher in the first quarter of 2004, compared with the same period in 2003. The increase was in line with higher sales and also reflected higher pension expense, partially offset by product mix differences. Cost of sales as a percentage of sales for the first quarter of 2004 was slightly lower compared with the same period of 2003 and reflected sales mix differences, partially offset by higher pension expense.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2004, compared with the same period in 2003. This increase was in line with higher sales which resulted from organic growth and acquisitions and higher aircraft product liability insurance costs. Selling, general and administrative expenses for the first quarter of 2004, as a percentage of sales were slightly higher, compared with the same period in 2003, which reflected higher aircraft product liability insurance costs and the impact of recent acquisitions, which due to the nature of their business, carry a higher selling expense as a percentage of sales than most of Teledyne’s other businesses.

The Company’s effective tax rate for the first quarter of 2004 was 39.6%, compared to 39.0% for the first quarter of 2003.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First Quarter
	2004	2003
Net Sales:
Electronics and Communications	$116.4	$103.6
Systems Engineering Solutions	54.6	52.4
Aerospace Engines and Components	42.9	37.8
Energy Systems	5.7	3.4

Total net sales	$219.6	$197.2

Operating Profit (Loss):
Electronics and Communications	$8.0	$7.3
Systems Engineering Solutions	6.1	5.7
Aerospace Engines and Components	(0.7)	0.5
Energy Systems	0.3	(0.5)

Total segment operating profit	13.7	13.0
Corporate expense	(4.1)	(3.8)
Other income (expense)	0.2	(0.1)
Interest and debt expense, net	0.1	0.1

Income before income taxes	9.7	9.0
Provision for income taxes	3.8	3.5

Net income	$5.9	$5.5

Electronics and Communications

The Electronics and Communications segment’s first quarter 2004 sales were $116.4 million, compared with first quarter 2003 sales of $103.6 million. First quarter 2004 operating profit was $8.0 million, compared with operating profit of $7.3 million in the first quarter of 2003.

First quarter 2004 sales, compared with the same period of 2003, reflected revenue growth in defense electronic products, medical microelectronics, avionics products, electronic instruments, relay products and commercial lighting products. This growth was partially offset by lower sales from electronic manufacturing services, primarily driven by lower government sales. The revenue growth in defense electronic products was driven by traveling wave tubes, ejection seat sequencers and the acquisition of assets of Solid State on December 31, 2003. Revenue growth in avionics products resulted from the acquisition of the Aviation Information Solutions businesses on June 27, 2003. Electronic instruments revenue was favorably impacted by the acquisition of Tekmar-Dohrmann on May 16, 2003, and increased demand for geophysical sensors for the petroleum exploration market. Segment operating profit was favorably impacted by the sales growth partially offset by an increase in pension expense. Pension expense was $1.6 million in the first quarter of 2004 compared with pension expense of $1.3 million in the first quarter of 2003.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s first quarter 2004 sales were $54.6 million, compared with first quarter 2003 sales of $52.4 million. First quarter 2004 operating profit was $6.1 million, compared with operating profit of $5.7 million in the first quarter of 2003.

First quarter 2004 sales, compared with the same period of 2003, reflected revenue growth in core defense and environmental programs. Operating profit was favorably impacted by increased sales and the mix and timing of certain government programs. Segment operating profit included $0.1 million of pension expense in the first quarters of 2004 and 2003.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s first quarter 2004 sales were $42.9 million, compared with first quarter 2003 sales of $37.8 million. The first quarter 2004 operating loss was $0.7 million, compared with operating profit of $0.5 million in the first quarter of 2003.

First quarter 2004 sales, compared with the same period of 2003, reflected revenue growth in turbine engines, OEM piston engines, aftermarket engines and parts. Sales from turbine engines were favorably impacted by higher revenue from Joint Air-to-Surface Standoff Missile (JASSM) and Improved Tactical Air-Launched Decoy (ITALD) engines. Improved operating results for turbine engines resulted from increased sales. Piston engine operating results were unfavorably impacted by the increase in aircraft product liability insurance costs, partially offset by revenue growth. Segment operating loss was unfavorably impacted by pension expense of $0.4 million in the first quarter of 2004 compared with pension expense of $0.3 million in the first quarter of 2003.

Teledyne Energy Systems

The Energy Systems segment’s first quarter 2004 sales were $5.7 million, compared with first quarter 2003 sales of $3.4 million. First quarter 2004 operating profit was $0.3 million, compared with an operating loss of $0.5 million in the first quarter of 2003.

The increase in first quarter 2004 sales resulted from multi-year government contracts which were awarded, in 2003, for fuel cell and thermoelectric power generator work. Operating profit was favorably impacted by the growth in sales and a reduction in research and development costs.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities was $8.2 million for the first three months of 2004, compared with net cash used of $1.8 million for the same period of 2003. The higher net cash provided in the first three months of 2004, compared with the first three months of 2003, was due to an aircraft product liability settlement payment in 2003, as well as improved working capital management in 2004 and positive operating cash flow from acquisitions made since the first quarter of 2003.

Teledyne Technologies’ net cash used by investing activities was $23.3 million and $3.1 million for the first three months of 2004 and 2003, respectively. The 2004 amount included $20.0 million for the purchase of businesses and $3.3 million for capital expenditures. The 2003 amount included $2.9 million for capital expenditures.

Financing activities provided net cash of $1.3 million in the first three months of 2004 and 2003 from the exercise of stock options.

Working capital was $123.6 million at March 28, 2004, compared with $129.5 million at the end of 2003. The decrease in working capital was primarily due to the use of cash to fund acquisitions.

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.0 million in cash. On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash. On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), for $6.4 million in cash, which is net of a purchase price adjustment. On May 16, 2003, Teledyne Technologies acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co. for $13.5 million in cash.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The acquisitions of Tekmar Company and AIS in 2003 resulted in $5.4 million of purchased intangible assets, primarily trade names, customer relationships, software technology and patents. Of the $5.4 million of intangible assets, $3.6 million is subject to amortization over estimated useful lives ranging from five to 20 years and a weighted average life of eight years. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003. The allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Solid State and Leeman Labs acquisitions are preliminary as they were recently acquired. The preliminary amount of goodwill recorded as of March 28, 2004 for these acquisitions is $16.1 million.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions, if and when they arise. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements in the year 2004, including the planned acquisition of Isco, Inc. Teledyne Technologies currently expects capital expenditures to be in the range of approximately $20 million to $21 million in 2004, of which $3.3 million has been spent in the first three months of 2004.

A $200.0 million five-year revolving credit agreement that terminates in November 2004 was arranged with a syndicate of banks in connection with the Company’s 1999 spin-off from Allegheny Technologies Incorporated (ATI). At March 28, 2004, Teledyne Technologies had no amounts outstanding under the facility. Excluding interest and fees, no payments are due under the credit facility until the facility terminates. Available borrowing capacity under the credit facility was $200.0 million at March 28, 2004 and at year-end 2003. The credit agreement requires the Company to comply with various financial covenants and restrictions. It prohibits stock repurchases, the declaration of dividends or making other specified distributions in aggregate amounts exceeding 25% of cumulative net income ($26.4 million as of March 28, 2004) after the effective date of the credit agreement. The Company is currently in the process of replacing this agreement. Teledyne expects to have a new revolving credit agreement in place before November 2004.

In March 2003, Teledyne Technologies announced that its Board of Directors authorized the Company to purchase from time to time up to one million shares of its Common Stock in open market or privately negotiated transactions through March 31, 2004. No repurchases were made under this program.

Critical Accounting Policies

Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies continue to be the following: revenue recognition; impairment of long-lived assets; accounting for income taxes; inventories and related allowance for obsolete and excess inventory; aircraft product liability reserve; and

accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements. included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (2003 Form 10-K).

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132). SFAS No. 132 requires additional information regarding the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods as is effective immediately upon issuance. The Company has included the required interim disclosures in Note 11 to the Notes to Consolidated Condensed Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne Technologies’ adoption of FIN 46 had no impact on the Company’s consolidated results of operations or financial position.

Outlook

Although 2004 earnings visibility is limited, based on its current outlook, the Company’s management believes that second quarter 2004 earnings per share will be in the range of approximately $0.20 to $0.22. The full year 2004 earnings per share outlook is expected to be in the range of approximately $0.84 to $0.88, an increase from prior guidance of $0.80 to $0.86.

The Company’s 2004 outlook reflects anticipated growth in the Company’s defense electronics and instrumentation businesses, a slight recovery in some of the Company’s short cycle electronics and commercial aviation markets and $0.16 per share of pension expense for the full year 2004. Given the finalization of actual fee negotiations for work performed on certain government contracts in prior periods, operating margin in the Company’s Systems Engineering Solutions segment is expected to be lower in the remainder of 2004, compared with 2003 and the first quarter of 2004. The Company’s previous multi-year aircraft product liability policy expired in May 2003. As of June 1, 2003, the total cost of the Company’s aircraft product liability insurance increased approximately $1.0 million per month or approximately 75%. The Company’s current aircraft product liability policy will expire in May 2004, and the Company is currently reviewing placement and structuring alternatives. The Company does not anticipate a significant increase in the total cost of its aircraft product liability insurance.

Full year 2003 earnings included $6.9 million or $0.13 per share in pension expense. The Company currently expects approximately $8.7 million or $0.16 per share of pension expense in 2004. The increase in pension expense reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit pension plan. The Company’s assumed discount rate will be 6.5% in 2004, compared to 7.0% in 2003. As of January 1, 2004, new hires will participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. Currently, Teledyne Technologies anticipates making an after-tax cash contribution of approximately $3.0 million to its pension plan in 2004. Also, under one of its spin-off agreements, after November 29, 2004, the Company will be able to charge pension costs to the U.S. Government under various government contracts.

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2004 Full Year
	Outlook		2003 Results	2002 Results
	Low	High	Actual	Actual
Earnings per share (excluding net pension income (expense) and income tax benefit	$1.00	$1.04	$0.97	$0.73
Net pension income (expense)	(0.16)	(0.16)	(0.13)	0.04

Earnings per share (excluding income tax benefit )	0.84	0.88	0.84	0.77
Income tax benefit	—	—	0.07	—

Earnings per share	$0.84	$0.88	$0.91	$0.77

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, timely development of acceptable and competitive fuel cell products and systems, funding, continuation and award of government programs, changes in insurance costs, customers’ acceptance of piston engine insurance-related price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, stock market fluctuations affect the value of the Company’s pension assets.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the proposed acquisition of Isco, Inc. and the recent acquisitions of certain assets of Leeman Labs, Inc. and the Solid State business from Filtronic plc., involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2003 Form 10-K and this Form 10-Q. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2003 Annual Report on Form 10-K. At March 28, 2004, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures as of March 28, 2004 are effective in timely alerting them to material information relating to the Company required to be included in its SEC periodic filings.

In connection with its evaluation during the quarterly period ended March 28, 2004, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Teledyne Technologies’ 2004 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 28, 2004. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The three nominees proposed by the Board of Directors were elected as Class I directors for a three-year term expiring at the 2007 Annual Meeting by the following votes:

Name	For	Withheld
Charles Crocker	27,932,665	1,678,357
Robert Mehrabian	27,529,352	2,071,670
Michael T. Smith	27,929,621	1,681,401

Other continuing directors of Teledyne Technologies include (1) Class III directors, Robert P. Bozzone, Frank V. Cahouet and Charles J. Queenan, Jr., whose terms expire at the 2005 Annual Meeting, and (2) Class I directors, Diane C. Creel and Paul D. Miller, whose terms expire at the 2006 Annual Meeting.

2.	A proposal to ratify the appointment of Ernst & Young LLP as Teledyne Technologies’ independent public auditors for 2004 was approved by a vote of 29,307,079 for versus 272,546 against. There were 31,397 abstentions and no broker non-votes with respect to this action.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 302 Certification – Robert Mehrabian

Exhibit 31.2 302 Certification – Dale A. Schnittjer

Exhibit 32.1 906 Certification – Robert Mehrabian

Exhibit 32.2 906 Certification – Dale A. Schnittjer

(b)	Reports on Form 8-K

During the quarter ended March 28, 2004 Teledyne Technologies filed a Current Report on Form 8-K on January 29, 2004, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the fourth quarter ended December 28, 2003.

Teledyne Technologies filed a Current Report on Form 8-K on March 29, 2004, for the purpose of reporting, under Item 5 and Item 7, the appointment of Sue Main as Vice President and Controller.

Teledyne Technologies filed a Current Report on Form 8-K on April 8, 2004, for the purpose of reporting, under Item 5 and Item 9, the proposed acquisition of Isco, Inc.

Teledyne Technologies filed a Current Report on Form 8-K on April 29, 2004, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the first quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 7, 2004	By: /s/ Dale A. Schnittjer

Dale A. Schnittjer, Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer