Form 10-K/A
period 2003-12-28
TELEDYNE TECHNOLOGIES INC
filed 2004-07-02
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 1-15295

Teledyne Technologies Incorporated

(Exact name of registrant as specified in its charter)

Delaware	25-1843385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12333 West Olympic Boulevard
Los Angeles, California 90064-1021
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 893-1600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

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

SIGNATURE
Exhibit Index to Form 10-K/A
Amended Certification of CEO Pursuant to Sec. 302
Amended Certification of CFO Pursuant to Sec. 302
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302

EXPLANATORY NOTE:

     The sole purpose of this Form 10-K/A, Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 28, 2003, is to amend and restate the certifications attached as Exhibits 31.1 and 31.2 to the registrant’s original Form 10-K. The certifications are being amended to conform to the language set forth in Regulation S-K, Item 601(b) (31), and as provided in the final rule adopted by the Securities and Exchange Commission as set forth in Release No. 33-8238, entitled “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.” Exhibits 31.3 and 31.4 are filed because an amendment to a Form 10-K is being filed.

     The registrant hereby amends and restates section (a)(3) of “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” as follows:

     (3) A list of exhibits filed with the Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the Signature Page of the Form 10-K and incorporated herein by reference, except that the following exhibits are filed electronically with the Form 10-K/A, Amendment No. 1:

Exhibit No.	Description
31.1	Amended Certification of Chief Executive Officer (Form 10-K)
31.2	Amended Certification of Chief Financial Officer (Form 10-K)
31.3	Certification of Chief Executive Officer (Form 10-K/A)
31.4	Certification of Chief Financial Officer (Form 10-K/A)

2

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED (Registrant)
Date: July 1, 2004	By /s/ Robert Mehrabian

Robert Mehrabian Chairman, President and Chief Executive Officer

3

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	July 1, 2004

/s/ Dale A. Schnittjer Dale A. Schnittjer	Vice President and Chief Financial Officer (Principal Financial Officer)	July 1, 2004

/s/ Sue L. Main Sue L. Main	Vice President and Controller (Principal Accounting Officer)	July 1, 2004

* Robert P. Bozzone	Director	July 1, 2004

* Frank V. Cahouet	Director	July 1, 2004

* Diane C. Creel	Director	July 1, 2004

* Charles Crocker	Director	July 1, 2004

* Paul D. Miller	Director	July 1, 2004

* Charles J. Queenan, Jr.	Director	July 1, 2004

* Michael T. Smith	Director	July 1, 2004

* By: /s/ Melanie S. Cibik

Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibits 24.1 and 24.2 to Form 10-K

4

Exhibit Index to Form 10-K/A

Exhibit No.	Description

31.1	Amended Certification of Chief Executive Officer (Form 10-K)
31.2	Amended Certification of Chief Financial Officer (Form 10-K)
31.3	Certification of Chief Executive Officer (Form 10-K/A)
31.4	Certification of Chief Financial Officer (Form 10-K/A)

5