Form 10-Q
period 2004-06-27
TELEDYNE TECHNOLOGIES INC
filed 2004-08-06
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

Yes☑    No☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☑    No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 27, 2004
Common Stock, $.01 par value per share	32,473,678 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 27, 2004 AND DECEMBER 28, 2003
(Amounts in millions, except share amounts)

	June 27,	December 28,
	2004	2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$24.1	$37.8
Receivables, net	147.3	121.3
Inventories, net	79.3	63.6
Deferred income taxes, net	24.3	22.7
Prepaid expenses, notes receivable and other	6.1	7.1

Total Current Assets	281.1	252.5
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $150.4 at June 27, 2004 and $141.8 at December 28, 2003	85.2	76.0
Deferred income taxes, net	12.5	14.2
Goodwill, net	115.9	56.2
Other assets	45.3	29.2

Total Assets	$540.0	$428.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54.9	$48.1
Accrued liabilities	85.8	74.9
Current portion of debt	2.8	—

Total Current Liabilities	143.5	123.0
Accrued pension obligation	29.7	25.6
Accrued postretirement benefits	25.1	25.6
Other long-term liabilities	42.7	32.9
Long-term debt	60.1	—

Total Liabilities	301.1	207.1
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,473,678 at June 27, 2004 and 32,266,578 at December 28, 2003	0.3	0.3
Additional paid-in capital	134.6	132.4
Retained earnings	115.4	99.6
Accumulated other comprehensive loss	(11.4)	(11.3)

Total Stockholders’ Equity	238.9	221.0

Total Liabilities and Stockholders’ Equity	$540.0	$428.1

     The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 2004 AND JUNE 29, 2003
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2004	2003	2004	2003
Net Sales	$238.9	$205.4	$458.5	$402.6
Costs and expenses
Cost of sales	178.3	153.5	346.6	305.1
Selling, general and administrative expenses	43.9	39.3	85.6	75.7

Total costs and expenses	222.2	192.8	432.2	380.8

Income before other income and expense and income taxes	16.7	12.6	26.3	21.8
Interest and debt expense, net	0.3	0.2	0.4	0.3
Other income (expense)	0.1	(1.7)	0.3	(1.8)

Income before income taxes	16.5	10.7	26.2	19.7
Provision for income taxes	6.6	4.2	10.4	7.7

Net income	$9.9	$6.5	$15.8	$12.0

Basic earnings per common share	$0.31	$0.20	$0.49	$0.37

Weighted average common shares outstanding	32.4	32.2	32.3	32.2

Diluted earnings per common share	$0.30	$0.20	$0.48	$0.37

Weighted average diluted common shares outstanding	33.2	32.5	33.2	32.5

     The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 27, 2004 AND JUNE 29, 2003
(Unaudited — Amounts in millions)

	Six Months
	2004	2003
Cash flow from operating activities
Net income	$15.8	$12.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11.4	11.2
Deferred income taxes	(4.0)	(7.9)
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(12.9)	(0.7)
Increase in inventories	(3.2)	(7.8)
Decrease in prepaid expenses and other assets	3.6	2.9
Increase (decrease) in accounts payable	3.9	(10.7)
Increase (decrease) in accrued liabilities	(0.4)	1.1
Increase in income taxes payable, net	2.2	10.4
(Increase) decrease in long-term assets	(3.9)	1.7
Increase (decrease) in other long-term liabilities	9.7	(3.1)
Increase in accrued pension obligation	4.0	3.0
Decrease in accrued postretirement benefits	(0.4)	(0.6)
Other operating, net	0.8	0.3

Net cash flow from continuing operations	26.6	11.8
Net cash flow from discontinued operations	—	(0.1)

Net cash provided by operating activities	26.6	11.7

Cash flow from investing activities
Purchases of property, plant and equipment	(6.0)	(6.6)
Purchase of businesses, net of cash acquired	(112.4)	(20.3)
Sale of marketable securities	16.8	—
Other investing, net	(0.1)	(0.3)

Net cash used by investing activities	(101.7)	(27.2)

Cash flow from financing activities
Proceeds from revolving credit agreement	60.0	—
Proceeds from issuance of common stock	1.4	1.4

Net cash provided by financing activities	61.4	1.4

Decrease in cash and cash equivalents	(13.7)	(14.1)
Cash and cash equivalents—beginning of period	37.8	19.0

Cash and cash equivalents—end of period	$24.1	$4.9

     The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 27, 2004

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of June 27, 2004, and the consolidated results of operations for the three and six months then ended and the cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 27, 2004, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2004 presentation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS No. 132). SFAS No. 132 requires additional information regarding the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods and was effective immediately upon issuance. The Company has included the required interim disclosures related to the components of net periodic benefit cost in Note 12 to the Notes to Consolidated Condensed Financial Statements.

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

2.	Business Combinations and Discontinued Operations

On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. (Isco) for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares was approximately $97.4 million (including payments for the settlement of outstanding stock options) or approximately $79.4 million (including assumed debt, net of cash and marketable securities acquired). Isco, located in Lincoln, Nebraska, is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters. Isco’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use. On-line process control instruments for the wastewater market are produced by a German subsidiary of Isco for worldwide distribution.

Isco’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Isco had been acquired at the beginning of each fiscal year and includes the effect of amortization of acquired identifiable intangible assets as well as increased interest expense on acquisition debt. Isco’s historical fiscal quarter end is approximately three weeks after Teledyne Technologies fiscal quarter end. Isco’s historical results were pro-rated to reflect the same number of days per period as reported by Teledyne Technologies for the periods presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	Second Quarter		Six Months
(in millions, except per share amounts)	2004	2003	2004	2003
Net sales	$255.0	$221.2	$492.5	$433.2
Net income	$11.2	$6.6	$17.7	$11.8
Basic earnings per common share	0.35	0.20	0.55	0.37
Diluted earnings per common share	0.34	0.20	0.53	0.36

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire, for $8.1 million in cash, which includes a second quarter payment of a $0.1 million purchase price adjustment. Leeman Labs’ product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.

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

On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), for $6.4 million in cash, which is net of a $0.4 million purchase price adjustment received in the fourth quarter of 2003. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The manufacturing operations that were located in Wichita, Kansas were relocated to an existing Teledyne facility in Los Angeles, California.

On May 16, 2003, Teledyne Technologies acquired Mason, Ohio-based Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company is a manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The Company performs an annual impairment review in the fourth quarter. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003 and the allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Solid State and Leeman Labs acquisitions are complete as of June 27, 2004. The final allocation of the excess purchase price for the Solid State acquisition resulted in a $3.5 million reduction to the initial preliminary goodwill amount recorded at the end of the first quarter of 2004 and a corresponding increase to other long-term assets related to acquired intangible assets. The final allocation of the excess purchase price for the Leeman Labs acquisition resulted in a $1.0 million increase to the initial preliminary goodwill amount recorded at the end of the first quarter of 2004 and a corresponding decrease to other long-term assets related to acquired intangible assets. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $13.7 million of goodwill recorded in 2004, is deductible for tax purposes.

The following table summarizes the intangible assets acquired as part of the Tekmar Company, AIS, Solid State and Leeman Labs acquisitions.

		Weighted
		average
		useful life in
	June 27, 2004	years
Intangibles not subject to amortization:
Goodwill	$25.2	n/a
Trademarks	1.8	n/a

Total	$27.0

Intangibles subject to amortization:
Software/Technology	$5.3	11.0
Customer List/Relationships	2.6	11.6
Patents	0.3	14.9
Non-compete agreements	0.3	5.0
Trademarks	0.1	10.0

Total subject to amortization	$8.6	10.8

The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Isco acquisition and has made a preliminary estimate of $7.2 million as of June 27, 2004, since there was insufficient time between the acquisition date and the end of the second quarter to finalize the valuation. The preliminary amount of goodwill recorded as of June 27, 2004, for the Isco acquisition, was $46.0 million and was based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.

The following is a summary, at the acquisition date, of the estimated fair values of the assets acquired and liabilities assumed for the Isco, Solid State and Leeman Labs acquisitions which were made in 2004 (in millions):

Current assets, excluding cash acquired	$29.4
Property, plant and equipment	13.8
Goodwill	59.7
Intangible assets	12.1
Other assets	14.3

Total assets acquired	129.3

Current liabilities, including short term debt	15.4
Long-term debt	0.1

Total liabilities assumed	15.5

Purchase price, net of cash acquired	$113.8

At June 27, 2004, $1.4 million remained to be paid as part of the Isco transaction.

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Payments made against reserves recorded as part of the sale are shown in the discontinued operations caption in the cash flow statement.

3.	Comprehensive Income

Teledyne Technologies’ comprehensive income is comprised of net income, foreign currency translation adjustments and the gain on marketable equity securities. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2004 and 2003 consists of the following:

	Second Quarter		Six Months
	2004	2003	2004	2003
Net income	$9.9	$6.5	$15.8	$12.0
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(0.4)	0.3	(0.1)	0.3
Gain on marketable equity securities	—	0.1	—	0.1

Total other comprehensive income (loss)	(0.4)	0.4	(0.1)	0.4

Total comprehensive income	$9.5	$6.9	$15.7	$12.4

4.	Earnings Per Share

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	Second Quarter		Six Months
	2004	2003	2004	2003
Basic earnings per share
Net income/earnings applicable to common stock	$9.9	$6.5	$15.8	$12.0

Weighted average common shares outstanding	32.4	32.2	32.3	32.2

Basic earnings per common share	$0.31	$0.20	$0.49	$0.37

Diluted earnings per share
Earnings applicable to common stock	$9.9	$6.5	$15.8	$12.0

Weighted average common shares outstanding	32.4	32.2	32.3	32.2
Dilutive effect of exercise of options outstanding	0.8	0.3	0.9	0.3

Weighted average diluted common shares outstanding	33.2	32.5	33.2	32.5

Diluted earnings per common share	$0.30	$0.20	$0.48	$0.37

5.	Stock-Based Compensation

The following disclosures are based on stock options held by Teledyne Technologies’ employees. Teledyne Technologies accounts for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. The Company follows the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations and the disclosure only provision of SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to require interim and annual disclosures about the method of accounting for stock-based compensation and the effect of the method used on reported results.

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. The following table shows the impact on net income and earnings per share assuming compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model (amounts in millions, except per-share data):

	Second Quarter		Six Months
	2004	2003	2004	2003
Net income as reported	$9.9	$6.5	$15.8	$12.0
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.9)	(1.1)	(1.8)	(2.3)

Adjusted net income	$9.0	$5.4	$14.0	$9.7

Basic earnings per share
As reported	$0.31	$0.20	$0.49	$0.37
As adjusted	$0.28	$0.17	$0.43	$0.30
Diluted earnings per share
As reported	$0.30	$0.20	$0.48	$0.37
As adjusted	$0.27	$0.17	$0.42	$0.30

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $11.5 million and $32.9 million at June 27, 2004 and December 28, 2003, respectively.

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

Balance at	June 27, 2004	December 28, 2003
Raw materials and supplies	$28.1	$22.4
Work in process	66.3	54.0
Finished goods	8.9	12.1

	103.3	88.5
Progress payments	(2.7)	(3.8)
LIFO reserve	(21.3)	(21.1)

Total inventories, net	$79.3	$63.6

8.	Supplemental Balance Sheet Information

The increase in goodwill and other assets in 2004 primarily includes goodwill and intangible assets acquired as part of the Isco, Solid State and Leeman Labs acquisitions as described in Note 2. Accrued liabilities included salaries and wages of $33.4 million and $30.2 million at June 27, 2004 and December 28, 2003, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

Some of the Company’s products are subject to specified warranties. The Company maintains a warranty reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. Changes in the Company’s product warranty reserve for the first six months of 2004 and 2003 are as follows (in millions):

	First Six Months
	2004	2003
Balance beginning of year	$6.0	$5.2
Net accruals for product warranties	1.0	2.2
Cost of warranty claims	(1.6)	(2.2)
Acquisitions	0.8	1.1

Balance at end of period	$6.2	$6.3

9.	Income Taxes

The Company’s effective tax rate was 39.6% for the second quarter and first six months of 2004 and was 39.0% for the second quarter and first six months of 2003.

10.	Long-Term Debt

On June 15, 2004, Teledyne Technologies terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At June 27, 2004, Teledyne Technologies had $60.0 million outstanding under the credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility terminates. Available borrowing capacity under the credit facility was $220.0 million at June 27, 2004. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. Total debt at June 27, 2004 includes the $60.0 million outstanding under the credit facility and $2.9 million assumed in the Isco acquisition, of which $2.8 million is current.

11.	Lawsuits, Claims, Commitments, Contingencies and Related Matters

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

At June 27, 2004, the Company’s reserves for environmental matters including remediation and liabilities associated with potentially responsible party identification totaled approximately $2.7 million, of which approximately $0.9 million were included in current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

The Company has been named as a defendant in one civil action originally filed under seal pursuant to the False Claims Act. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed more than four years before under seal pursuant to the False Claims Act. The Company intends to vigorously defend this continuing civil action against its Electronic Safety Products unit, which action continues notwithstanding the U.S. Government’s non-intervention and the court’s granting of the Company’s motion to dismiss the civil action (which decision has been appealed).

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to aircraft and other product liability, patent infringement, contract disputes, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. The company’s previous aircraft product liability policy expired in May 2004. The company’s new aircraft product liability policies, which became effective June 1, 2004, will expire in May 2005. Based on a review of claims experience, changes to the claims management process and an analysis of available options, the Company increased its annual self-insurance retention to $25.0 million from $15.0 million, and as a result lowered its annual insurance premium.

Note 12. Pension Plans and Postretirement Benefits

Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies’ active employees at its companies that do not perform government contract work. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the company’s existing defined benefit pension plan. The Company’s assumed discount rate is 6.5% in 2004, compared with 7.0% in 2003. The Company’s long-term rate of return on plan assets was 8.5% in 2004 and 2003.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2004 and 2003 (in millions):

	Second Quarter		Six Months
Pension Benefits	2004	2003	2004	2003
Service cost — benefits earned during the period	$3.2	$3.0	$6.4	$6.1
Interest cost on benefit obligation	7.2	7.1	14.4	14.3
Expected return on plan assets	(8.7)	(9.1)	(17.5)	(18.2)
Amortization of prior service cost	0.5	0.6	1.0	1.1
Recognized actuarial loss	—	0.1	0.1	0.1

Net periodic benefit expense	$2.2	$1.7	$4.4	$3.4

	Second Quarter		Six Months
Postretirement Benefits	2004	2003	2004	2003
Service cost — benefits earned during the period	$—	$—	$0.1	$0.1
Interest cost on benefit obligation	0.3	0.3	0.6	0.6
Recognized actuarial gain	(0.3)	(0.3)	(0.6)	(0.7)

Net periodic benefit expense	$—	$—	$0.1	$—

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and the Company expects that this legislation will eventually reduce the Company’s cost for some of these programs. At present, only estimates of the potential reduction in the Company’s costs or obligations have been performed. The net periodic postretirement benefit does not include the effects of any potential reduction in the Company’s obligation. Under the Company’s accounting policy, the financial effect of this legislation will be reflected during fiscal 2004.

13.	Industry Segments

The following table presents Teledyne Technologies’ interim industry segment disclosures (amounts in millions):

	Second Quarter		Six Months
	2004	2003	2004	2003
Net Sales:
Electronics and Communications	$134.6	$109.6	$251.0	$213.2
Systems Engineering Solutions	57.6	54.6	112.2	107.0
Aerospace Engines and Components	41.3	37.7	84.2	75.5
Energy Systems	5.4	3.5	11.1	6.9

Total sales	$238.9	$205.4	$458.5	$402.6

Operating Profit (Loss):
Electronics and Communications	$14.2	$7.6	$22.2	$14.9
Systems Engineering Solutions	7.1	8.1	13.2	13.8
Aerospace Engines and Components	(0.9)	1.1	(1.6)	1.6
Energy Systems	0.2	(0.2)	0.5	(0.7)

Total segment operating profit	20.6	16.6	34.3	29.6
Corporate expense	(3.9)	(4.0)	(8.0)	(7.8)
Other income (expense)	0.1	(1.7)	0.3	(1.8)
Interest and debt expense, net	0.3	0.2	0.4	0.3

Income before income taxes	16.5	10.7	26.2	19.7
Provision for income taxes	6.6	4.2	10.4	7.7

Net income	$9.9	$6.5	$15.8	$12.0

14.	Subsequent Events

On July 8, 2004, Teledyne Technologies and Celeritek, Inc. (Celeritek) jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., entered into an asset purchase agreement to acquire Celeritek’s defense electronics business for $33.0 million in cash. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Consummation of the transaction is subject to approval of Celeritek’s shareholders and other customary closing conditions. Following the transaction, Teledyne intends to relocate the business from Santa Clara, California and consolidate it with Teledyne’s operations in Mountain View, California.

On July 2, 2004, Teledyne Technologies Incorporated announced that its subsidiary, Teledyne Investment, Inc., completed the acquisition of Reynolds Industries, Incorporated (Reynolds), headquartered in Los Angeles, California, for $41.5 million in cash. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems. Following the acquisition, the business operates as Teledyne Reynolds, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategy

Teledyne Technologies seeks to grow its businesses through focusing on and investing in three core markets: aerospace and defense electronics; electronic instrumentation; and government systems engineering. The Company intends to continue its operational excellence initiatives, expand operating margins in its businesses and pursue focused acquisitions around such core markets. The Company continually evaluates its product lines to ensure that they are aligned with its strategy.

Fiscal Year 2004 Acquisitions and Pending Acquisition

In furtherance of its strategy to grow its aerospace and defense electronics businesses, including broadening its microwave product lines to its customers, and expand its presence in the environmental instrumentation market, the Company has entered into the following transactions in 2004:

On December 31, 2003, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State (Solid State) business located in Santa Clara, California. Solid State designs and manufactures customized microwave assemblies for electronic warfare, radar and other military applications. The business, which now operates as “Teledyne Microwave”, was relocated to Teledyne operations in Mountain View, California.

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire. Leeman Labs’ inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Teledyne Tekmar Company’s organic analysis instrumentation.

On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. (Isco), headquartered in Lincoln, Nebraska. Isco is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters. The company’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use. On-line process control instruments for the wastewater market are produced by a German subsidiary of Isco for worldwide distribution.

On July 2, 2004, Teledyne Investment, Inc., a subsidiary of Teledyne Technologies Incorporated, completed the acquisition of Reynolds Industries, Incorporated (Reynolds) headquartered in Los Angeles, California. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems. Following the acquisition, the business operates as Teledyne Reynolds, Inc.

On July 8, 2004 Teledyne Technologies Incorporated and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., entered into an asset purchase agreement to acquire Celeritek’s defense electronics business. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. The transaction is subject to the approval of Celeritek’s shareholders and other customary closing conditions. Following the transaction, Teledyne intends to relocate the business from Santa Clara, California and consolidate it with Teledyne’s in Mountain View, California.

The completed acquisitions are part of the Electronics and Communications Segment from their respective date of acquisition.

Results of Operations

Teledyne Technologies’ second quarter 2004 sales were $238.9 million, compared with sales of $205.4 million for the same period in 2003. Net income for the second quarter of 2004 was $9.9 million ($0.30 per diluted share), compared with net income of $6.5 million ($0.20 per diluted share) for the second quarter of 2003. The substantial increase in sales was driven almost equally by acquisitions and organic growth. Sales for the first six months of 2004 were $458.5 million, compared with sales of $402.6 million for the same period in 2003. Net income for the first six months of 2004 was $15.8 million ($0.48 per diluted share), compared with $12.0 million ($0.37 per diluted share) for the first six months of 2003.

The second quarter and the first six months of 2004, compared with the same periods in 2003, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Tekmar Company acquired in May 2003, Spirent’s Aviation Information Solutions businesses acquired in June 2003, Solid State’s assets acquired on December 31, 2003, Leeman Labs’ assets, acquired on February 27, 2004 and Isco acquired on June 18, 2004. The increase in revenue from acquisitions for the second quarter and first six months of 2004, compared with the same periods in 2003, was $16.8 million and $30.4 million, respectively.

The increase in earnings for the second quarter and the first six months of 2004, compared with the same periods of 2003, reflected improved results in the Electronics and Communications and Energy Systems segments partially offset by lower results in the Aerospace Engines and Components and Systems Engineering Solutions segments. Incremental operating profit from acquisitions and related synergies for the second quarter and first six months of 2004, compared with the same periods in 2003, was $2.5 million and $3.5 million, respectively. The second quarter of 2004 included pretax pension expense of $2.2 million compared with pretax pension expense of $1.7 million in the second quarter of 2003. The first six months of 2004 included pretax pension expense of $4.4 million compared with pretax pension expense of $3.4 million in the first six months of 2003.

Cost of sales in total dollars was higher in both the second quarter and the first six months of 2004, compared with the same periods in 2003. The increase was in line with higher sales and also reflected higher pension expense, partially offset by product mix differences. Cost of sales, as a percentage of sales, for the second quarter and first six months of 2004 was slightly lower compared with the same periods of 2003 and reflected sales mix differences, partially offset by higher pension expense.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter and the first six months of 2004, compared with the same periods in 2003. This increase was in line with higher sales, which resulted from organic growth and acquisitions and also reflects higher aircraft product liability insurance costs. Selling, general and administrative expenses for the second quarter and the first six months of 2004, as a percentage of sales, were lower, compared with the same periods in 2003, which reflected lower bid and proposal expenses in the Systems Engineering Solutions segment partially offset by higher aircraft product liability insurance costs.

The first six months of 2003 includes a $2.3 million charge, of which $2.0 million was recorded in the second quarter in other expense, related to the write-off of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices.

The Company’s effective tax rate for the second quarter and the first six months of 2004 was 39.6%, compared with an effective tax rate of 39.0% for the same periods of 2003.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second Quarter		Six Months
	2004	2003	2004	2003
Net Sales:
Electronics and Communications	$134.6	$109.6	$251.0	$213.2
Systems Engineering Solutions	57.6	54.6	112.2	107.0
Aerospace Engines and Components	41.3	37.7	84.2	75.5
Energy Systems	5.4	3.5	11.1	6.9

Total sales	$238.9	$205.4	$458.5	$402.6

Operating Profit (Loss):
Electronics and Communications	$14.2	$7.6	$22.2	$14.9
Systems Engineering Solutions	7.1	8.1	13.2	13.8
Aerospace Engines and Components	(0.9)	1.1	(1.6)	1.6
Energy Systems	0.2	(0.2)	0.5	(0.7)

Total segment operating profit	20.6	16.6	34.3	29.6
Corporate expense	(3.9)	(4.0)	(8.0)	(7.8)
Other income (expense)	0.1	(1.7)	0.3	(1.8)
Interest and debt expense, net	0.3	0.2	0.4	0.3

Income before income taxes	16.5	10.7	26.2	19.7
Provision for income taxes	6.6	4.2	10.4	7.7

Net income	$9.9	$6.5	$15.8	$12.0

Electronics and Communications

The Electronics and Communications segment’s second quarter 2004 sales were $134.6 million, compared with second quarter 2003 sales of $109.6 million. Second quarter 2004 operating profit was $14.2 million, compared with operating profit of $7.6 million in the second quarter of 2003. Sales for the first six months of 2004 were $251.0 million, compared with $213.2 million for the same period of 2003. Operating profit for the first six months of 2004 was $22.2 million, compared with $14.9 million for the same period in 2003.

Sales for the second quarter and first six months of 2004, compared with the same periods of 2003, reflected revenue growth in defense electronic products, avionics products, electronic instruments, relay products and commercial lighting products. This growth was partially offset by lower sales from electronic manufacturing services, primarily driven by lower government and medical sales. The revenue growth in defense electronic products was driven by increased sales of ejection seat sequencers and sales from the acquisition of Solid State assets on December 31, 2003. Revenue growth in avionics products resulted from the acquisition of the Aviation Information Solutions businesses on June 27, 2003 and increased sales of the Wireless GroundLink data acquisition systems. Electronic instruments revenue was favorably impacted by the acquisition of Tekmar on May 16, 2003 and Leeman Labs assets on February 27, 2004, increased demand for geophysical sensors for the petroleum exploration market and increased demand for other instrument products. Revenue growth also included the impact of the acquisition of Isco on June 18, 2004. Sales and profitability of commercial lighting products were favorably impacted by $0.8 million due to the non-exclusive licensing of intellectual property and patents. The increase in revenue from acquisitions for the second quarter and first six months of 2004, compared with the same periods in 2003, was $16.8 million and $30.4 million, respectively. Incremental operating profit from acquisitions including synergies for the second quarter and first six months of 2004, compared with the same periods in 2003, was $2.5 million and $3.5 million, respectively. Segment operating profit was favorably impacted by acquisitions and organic sales growth partially offset by an increase in pension expense. Pension expense was $1.7 million and $3.3 million for the second quarter and first six months of 2004 compared with pension expense of $1.2 million and $2.5 million for the second quarter and first six months of 2003, respectively.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s second quarter 2004 sales were $57.6 million, compared with second quarter 2003 sales of $54.6 million. Second quarter 2004 operating profit was $7.1 million, compared with operating profit of $8.1 million in the second quarter of 2003. Sales for the first six months of 2004 were $112.2 million, compared with $107.0 million for the same period of 2003. The first six months of 2004 operating profit was $13.2 million, compared with operating profit of $13.8 million for the same period in 2003.

Sales for the second quarter and first six months of 2004, compared with the same periods of 2003, reflected revenue growth in core defense and environmental programs. The lower operating profit in the second quarter and first six months of 2004, compared with the same periods of 2003, was primarily the result of the receipt in 2003 of $2.1 million for final award fee, related to years prior to 2003, on the Ground-based Midcourse Defense contract. This unfavorable operating profit impact was partially offset by profit on higher sales and improved margins on various fixed price and time and material contracts. The second quarter of 2004 included no pension expense compared to $0.1 million of pension expense for the second quarter of 2003. Pension expense was $0.1 million for the first six months of 2004 compared with pension expense of $0.2 million for the first six months of 2003. Operating margin is expected to be lower in the remainder of 2004, compared with the first half of 2004, due to contract mix and higher bid and proposal expenses.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s second quarter 2004 sales were $41.3 million, compared with second quarter 2003 sales of $37.7 million. The second quarter 2004 operating loss was $0.9 million, compared with operating profit of $1.1 million in the second quarter of 2003. Sales for the first six months of 2004 were $84.2 million, compared with $75.5 million for the same period of 2003. The operating loss for the first six months of 2004 was $1.6 million, compared with operating income of $1.6 million for the same period of 2003.

Sales for the first six months of 2004, compared with the same period of 2003, reflected revenue growth in OEM piston engines, aftermarket piston engines and parts sales, and higher turbine engine sales. Sales for the second quarter of 2004, compared with the same period of 2003, also reflected revenue growth in OEM piston engines and aftermarket piston engines and parts sales, offset in part, by lower turbine engine sales. Second quarter 2004 sales from turbine engines were lower primarily due to reduced revenue from Joint Air-to-Surface Standoff Missile (JASSM) engines. For the first six months of 2004, sales from turbine engines were favorably impacted by higher revenue from JASSM and Improved Tactical Air-Launched Decoy (ITALD) engines. The segment operating loss for both the second quarter and first six months of 2004, compared with the operating profit for the second quarter and first six months of 2003, reflected an increase in aircraft product liability insurance costs and a $0.7 million charge for environmental matters, partially offset by revenue growth. The Company’s previous aircraft product liability policy expired in May 2004. The Company’s new aircraft product liability policies, which became effective June 1, 2004, will expire in May 2005, and are expected to reduce marginally aircraft liability expense. Based on a review of claims experience, changes to the claims management process and an analysis of available options, the Company increased its annual self-insurance retention to $25.0 million from $15.0 million, and as a result lowered its annual insurance premium. Segment operating loss was unfavorably impacted by pension expense of $0.4 million and $0.8 million in the second quarter and first six months of 2004, respectively compared with pension expense of $0.3 million and $0.6 million in the second quarter and first six months of 2003, respectively.

Teledyne Energy Systems

The Energy Systems segment’s second quarter 2004 sales were $5.4 million, compared with second quarter 2003 sales of $3.5 million. Second quarter 2004 operating profit was $0.2 million, compared with an operating loss of $0.2 million in the second quarter of 2003. Sales for the first six months of 2004 were $11.1 million, compared with $6.9 million for the same period of 2003. Operating profit for the first six months of 2004 was $0.5 million, compared with an operating loss of $0.7 million for the same period in 2003.

The increase in sales for the second quarter and first six months of 2004 resulted from multi-year government contracts, which were awarded, in 2003, for fuel cell and thermoelectric power generator work. Operating profit was favorably impacted by the growth in sales and a reduction in research and development costs.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities was $26.6 million for the first six months of 2004, compared with net cash provided of $11.7 million for the same period of 2003. The higher net cash provided in the first six months of 2004, compared with the first six months of 2003, was due to improved net income and lower aircraft product liability settlement payments.

Teledyne Technologies’ net cash used by investing activities was $101.7 million and $27.2 million for the first six months of 2004 and 2003, respectively. The 2004 amount included $112.4 million for the purchase of three businesses and $6.0 million for capital expenditures. At June 27, 2004, $1.4 million remained to be paid as part of the Isco transaction. The 2004 amount also include $16.8 million in proceeds from the sale of securities acquired in the Isco transaction. The 2003 amount included $20.3 million for the purchase of two businesses and $6.6 million for capital expenditures.

Financing activities provided net cash of $60.0 million from the proceeds of debt, primarily to fund acquisitions. The first six months of 2004 and 2003 each included $1.4 million from the exercise of stock options.

Working capital was $137.6 million at June 27, 2004, compared with $129.5 million at the end of 2003. The increase in working capital was primarily due to working capital from acquisitions completed in 2004, offset in part by lower cash balances as cash was used to fund the acquisitions.

On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares was approximately $97.4 million (including payments for the settlement of outstanding stock options) or approximately $79.4 million (including assumed debt, net of cash and marketable securities acquired). On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.1 million in cash, which includes a second quarter payment of a $0.1 million purchase price adjustment. On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash. On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses, for $6.4 million in cash, which is net of a $0.4 million purchase price adjustment received in the fourth quarter of 2003. On May 16, 2003, Teledyne Technologies acquired Tekmar Company for $13.5 million in cash.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The Company performs an annual impairment review in the fourth quarter. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003 and the allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Solid State and Leeman Labs asset acquisitions are complete as of June 27, 2004. The final allocation of the excess purchase price for the Solid State acquisition resulted in a $3.5 million reduction to the initial preliminary goodwill amount recorded at the end of the first quarter of 2004 and a corresponding increase to other long-term assets related to acquired intangible assets. The final allocation of the excess purchase price for the Leeman Labs acquisition resulted in a $1.0 million increase to the initial preliminary goodwill amount recorded at the end of the first quarter of 2004 and a corresponding decrease to other long-term assets related to acquired intangible assets. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $13.7 million of goodwill recorded in 2004, is deductible for tax purposes.

The following table summarizes the intangible assets acquired as part of the Tekmar Company, AIS, Solid State and Leeman Labs acquisitions.

		Weighted average
		useful life in
	June 27, 2004	years
Intangibles not subject to amortization :
Goodwill	$25.2	n/a
Trademarks	1.8	n/a

Total	$27.0

Intangibles subject to amortization:
Software/Technology	$5.3	11.0
Customer List/Relationships	2.6	11.6
Patents	0.3	14.9
Non-compete agreements	0.3	5.0
Trademarks	0.1	10.0

Total subject to amortization	$8.6	10.8

The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Isco acquisition and has made a preliminary estimate of $7.2 million as of June 27, 2004, since there was insufficient time between the acquisition date and the end of the second quarter to finalize the valuation. The preliminary amount of goodwill recorded as of June 27, 2004 for the Isco acquisition was $46.0 million and was based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the Isco, Solid State and Leeman Labs acquisitions which were made in 2004 (in millions):

Current assets, excluding cash acquired	$29.4
Property, plant and equipment	13.8
Goodwill	59.7
Intangible assets	12.1
Other assets	14.3

Total assets acquired	129.3

Current liabilities, including short term debt	15.4
Long-term debt	0.1

Total liabilities assumed	15.5

Purchase price, net of cash acquired	$113.8

At June 27, 2004, $1.4 million remained to be paid as part of the Isco transaction.

On July 2, 2004, Teledyne Investment, Inc., a subsidiary of Teledyne Technologies Incorporated, completed the acquisition of Reynolds Industries, Incorporated (Reynolds) for $41.5 million in cash. The acquisition was funded under the Company’s new $280.0 million credit facility described below.

On July 8, 2004, Teledyne Technologies and Celeritek, Inc. jointly announced that Teledyne, through its subsidiary Teledyne Wireless, Inc., entered into an asset purchase agreement to acquire Celeritek’s defense electronics business for $33.0 million in cash. The transaction is subject to the approval of Celeritek’s shareholders and other customary closing conditions.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions, if and when they arise. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements during 2004, including the proposed acquisition of Celeritek’s defense electronics assets. Teledyne Technologies currently expects capital expenditures to be approximately $20.0 million in 2004, of which $6.0 million has been spent in the first six months of 2004.

Some of the Company’s products are subject to specified warranties. The Company maintains a warranty reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. Changes in the Company’s product warranty reserve for the first six months of 2004 and 2003 are as follows (in millions):

	First Six Months
	2004	2003
Balance beginning of year	$6.0	$5.2
Net accruals for product warranties	1.0	2.2
Cost of warranty claims	(1.6)	(2.2)
Acquisitions	0.8	1.1

Balance at end of period	$6.2	$6.3

On June 15, 2004 Teledyne Technologies terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At June 27, 2004, Teledyne Technologies had $60.0 million outstanding under the credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility terminates. Available borrowing capacity under the credit facility was $220.0 million at June 27, 2004. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. Total debt at June 27, 2004 includes the $60.0 million outstanding under the new credit facility and $2.9 million assumed in the Isco acquisition, of which $2.8 million is current.

Critical Accounting Policies

Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies continue to be the following: revenue recognition; impairment of long-lived assets; accounting for income taxes; inventories and related allowance for obsolete and excess inventory; aircraft product liability reserve; and accounting for pension plans. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (2003 Form 10-K).

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

Outlook

Based on its current outlook, the Company’s management believes that third quarter 2004 earnings per share will be in the range of approximately $0.26 to $0.28. The full year 2004 earnings per share outlook is expected to be in the range of approximately $1.00 to $1.05, an increase from prior guidance of $0.84 to $0.88.

The Company’s 2004 outlook reflects anticipated revenue growth in the Company’s defense electronics and instrumentation businesses, primarily due to a number of acquisitions completed over the last several months. The Company’s outlook also includes an expected recovery in some of the Company’s short cycle electronics markets. Operating margin in the Company’s Systems Engineering Solutions segment is expected to be lower in the remainder of 2004, compared with the first half of 2004, due to contract mix and higher bid and proposal expenses. The Company’s previous aircraft product liability policy expired in May 2004. The Company’s new aircraft product liability policies, which became effective June 1, 2004, will expire in May 2005, and are expected to reduce marginally aircraft liability expense. Based on a review of claims experience, changes to the claims management process and an analysis of available options, the Company increased its annual self-insurance retention to $25.0 million from $15.0 million, and as a result lowered its annual insurance premium.

Full year 2003 earnings included $6.9 million or $0.13 per share in pension expense. The Company currently expects approximately $8.7 million or $0.16 per share of pension expense in 2004. The increase in pension expense reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit pension plan. The Company’s assumed discount rate is 6.5% in 2004, compared with 7.0% in 2003. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. Currently, Teledyne Technologies anticipates making an after-tax cash contribution of approximately $3.0 million to its pension plan in 2004. Also, under one of its spin-off agreements, after November 29, 2004, the Company will be able to charge pension costs to the U.S. Government under various government contracts.

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2004 Full Year Outlook		2003 Results	2002 Results
	Low	High	Actual	Actual
Earnings per share (excluding net pension income (expense) and income tax benefit)	$1.16	$1.21	$0.97	$0.73
Net pension income (expense)	(0.16)	(0.16)	(0.13)	0.04

Earnings per share (excluding income tax benefit)	1.00	1.05	0.84	0.77
Income tax benefit	—	—	0.07	—

Earnings per share	$1.00	$1.05	$0.91	$0.77

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, acquisitions, capital expenditures, pension matters and strategic plans. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation markets, funding, continuation and award of government programs, changes in insurance expense, customers’ acceptance of piston engine price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, stock market fluctuations affect the value of the Company’s pension assets.

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

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the proposed acquisition of Celeritek’s defense electronics assets and the recent acquisitions of Isco, Reynolds and assets of Leeman Labs, Inc., involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2003 Annual Report on Form 10-K. At June 27, 2004, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified within the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures as of June 27, 2004, are effective in timely alerting them to material information relating to the Company which is required to be included in its SEC periodic filings.

In connection with its evaluation during the quarterly period ended June 27, 2004, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

This information was provided in Teledyne Technologies’ First Quarter 2004 Form 10-Q under Part II Item 4, filed on May 7, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

(b)	Reports on Form 8-K

During the quarter ended June 27, 2004 Teledyne Technologies filed the following Current Reports on Form 8-K:

1.	Current Report on Form 8-K dated April 7, 2004 (date of earliest event reported), filed on April 8, 2004, for the purpose of reporting, under Item 5 and Item 7, the proposed acquisition of Isco, Inc.

2.	Current Report on Form 8-K dated April 28, 2004 (date of earliest event reported), filed on April 29, 2004, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the first quarter ended March 28, 2004.

3.	Current Report on Form 8-K dated May 18, 2004, (date of earliest event reported), filed on May 20, 2004, for the purpose of reporting, under Item 5 and Item 7, the proposed acquisition of Reynolds Industries, Incorporated.

4.	Current Report on Form 8-K dated June 15, 2004, (date of earliest event reported), filed on June 15, 2004, for the purpose of reporting, under Item 5 and Item 7, that the shareholders of Isco voted to approve the Agreement and Plan of Merger.

5.	Current Report on Form 8-K dated June 18, 2004, (date of earliest event reported), filed on June 21, 2004, for the purpose of reporting, under Item 2 and Item 7, the completion of the acquisition of Isco, Inc. This Form 8-K also included the Company’s new credit agreement.

From June 27, 2004 to the date hereof, Teledyne Technologies filed the following Current Reports on Form 8-K:

1.	Current Report on Form 8-K dated July 2, 2004 (date of earliest event reported), filed on July 2, 2004, for the purpose of reporting, under Item 5 and Item 7, the completion of the acquisition of Reynolds Industries, Incorporated.

2.	Current Report on Form 8-K dated July 8, 2004 (date of earliest event reported), filed on July 9, 2004, for the purpose of reporting, under Item 5 and Item 7, the proposed acquisition of the defense electronics assets of Celeritek, Inc.

3.	Current Report on Form 8-K dated July 27, 2004 (date of earliest event reported), filed on July 28, 2004, for the purpose of reporting, under Item 5, the appointment of a new director.

4.	Current Report on Form 8-K dated July 29, 2004 (date of earliest event reported), filed on July 29, 2004, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the second quarter ended June 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 6, 2004	By: /s/ Dale A. Schnittjer

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