Form 10-K/A
period 2003-12-28
TELEDYNE TECHNOLOGIES INC
filed 2004-08-13
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

     The sole purpose of this Form 10-K/A, Amendment No. 2 to Annual Report on Form 10-K for the fiscal year ended December 28, 2003, is to re-file in its entirety the registrant’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (2003 Form 10-K), together with the amended and restated certifications that had been attached as Exhibits 31.1 and 31.2 to the registrant’s Form 10-K/A, Amendment No. 1 to 2003 Form 10-K. The certifications were amended to conform to the language set forth in Regulation S-K, Item 601(b) (31), and as provided in the final rule adopted by the Securities and Exchange Commission as set forth in Release No. 33-8238, entitled “Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports.” Exhibits 31.3 and 31.4 are filed because an amendment to a Form 10-K is being filed. The entire 2003 Form 10-K is being re-filed as a technicality in accordance with the response to Question 17 in the “Division of Corporation Finance: Sarbanes-Oxley Act of 2002 Frequently Asked Questions” dated November 8, 2002 (revised November 14, 2003). Exhibits 32.3 and 32.4 are included because the originally filed financial statements are being re-filed in this amendment. No changes have been made to such financial statements. A new consent of Ernst & Young LLP is included as Exhibit 23.2.

Because additional exhibits are being filed, the registrant hereby amends and restates section (a)(3) of “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” of the 2003 Form 10-K as follows:

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Amended and Restated Exhibit Index immediately following the Signature Page of the Form 10-K/A, Amendment No. 2 and incorporated herein by reference.

The original 2003 Form 10-K, as amended as described above, is as follows:

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

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Amended and Restated Exhibit Index immediately following the Signature Page of the Form 10-K/A, Amendment No. 2 and incorporated herein by reference.

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

TELEDYNE TECHNOLOGIES INCORPORATED (Registrant)
Date: August 13, 2004	By /s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	August 13, 2004
/s/ Dale A. Schnittjer Dale A. Schnittjer	Vice President and Chief Financial Officer (Principal Financial Officer)	August 13, 2004
/s/ Sue L. Main Sue L. Main	Vice President and Controller (Principal Accounting Officer)	August 13, 2004
* Robert P. Bozzone	Director	August 13, 2004
* Frank V. Cahouet	Director	August 13, 2004
* Diane C. Creel	Director	August 13, 2004
* Charles Crocker	Director	August 13, 2004
Simon M. Lorne	Director	August , 2004
* Paul D. Miller	Director	August 13, 2004
* Charles J. Queenan, Jr.	Director	August 13, 2004
* Michael T. Smith	Director	August 13, 2004

           /s/ Melanie S. Cibik
* By:
Melanie S. Cibik
Pursuant to Power of Attorney filed as
Exhibits 24.1 and 24.2 to 2003 Form 10-K

Exhibit Index to Form 10-K/A. Amendment No. 2

AMENDED AND RESTATED EXHIBIT INDEX

Exhibit
No.	Description
2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
4.2	Credit Agreement dated as of October 29, 1999 among Allegheny Teledyne Incorporated, Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and Issuing Lender, and the other financial institutions party thereto (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.3	First Amendment to the Credit Agreement dated as of November 10, 1999 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.4	Second Amendment to the Credit Agreement dated as of July 28, 2000 (incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended July 2, 2000 (File No. 1-15295))
4.5	Third Amendment to the Credit Agreement dated as of March 14, 2003 (incorporated by reference to Exhibit 4 to the Company’s Form 10-Q for the quarter ended March 30, 2003 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))+
10.3	Trademark License Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.4	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))+
10.5	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))+
10.6	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295) +
10.7	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295) +
10.8	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295) +
10.9	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295) +

Exhibit
No.	Description
10.10	Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))+
10.11	Letter Agreement confirming Robert Mehrabian’s Salary (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))+
10.12	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) and with regard to Dale A. Schnittjer incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295))+
10.13	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))+
10.14	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295) +
10.15	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295) +
10.16	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295) +
10.17	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))+
10.18	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))+
10.19	Form of Restricted Stock Award Agreement – January 22, 2002 Award (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))+
10.20	Form of Restricted Stock Award Agreement – February 25, 2003 Award (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))+
10.21	Form of Restricted Stock Award Agreement – January 27, 2004 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))+
14	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct – this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp.
21	Subsidiaries of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))
23.1	Consent of Ernst & Young LLP, Independent Auditors (incorporated by reference to Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))
23.2	Consent of Independent Registered Public Accounting Firm*
24.1	Power of Attorney – Directors (incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))
24.2	Power of Attorney – Paul D. Miller (incorporated by reference to Exhibit 24.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for original Form 10-K for the year ended December 28, 2003*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for original Form 10-K for the year ended December 28, 2003*
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer for Form 10-K/A, Amendment No. 2*
31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer for Form 10-K/A, Amendment No. 2*
32.1	Section 1350 Certification of Chief Executive Officer (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))

Exhibit
No.	Description
32.2	Section 1350 Certification of Chief Financial Officer (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))
32.3	Section 1350 Certification of Chief Executive Officer for Form 10-K/A, Amendment No. 2*
32.4	Section 1350 Certification of Chief Financial Officer for Form 10-K/A, Amendment No. 2*

*Submitted electronically herewith. +Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.