Form 10-Q
period 2004-09-26
TELEDYNE TECHNOLOGIES INC
filed 2004-11-04
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 26, 2004

Common Stock, $.01 par value per share	32,666,465 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 26, 2004 AND DECEMBER 28, 2003
(Amounts in millions, except share amounts)

	September 26,	December 28,
	2004	2003
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$15.7	$37.8
Receivables, net	149.2	121.3
Inventories, net	87.9	63.6
Deferred income taxes, net	24.9	22.7
Prepaid expenses, notes receivable and other	6.9	7.1

Total Current Assets	284.6	252.5
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $155.4 at September 26, 2004 and $141.8 at December 28, 2003	87.5	76.0
Deferred income taxes, net	7.6	14.2
Goodwill, net	137.5	56.2
Other assets	62.3	29.2

Total Assets	$579.5	$428.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$63.0	$48.1
Accrued liabilities	92.7	74.9
Current portion of long-term debt and capital lease	2.9	—

Total Current Liabilities	158.6	123.0
Accrued pension obligation	28.5	25.6
Accrued postretirement benefits	24.8	25.6
Other long-term liabilities	48.8	32.9
Long-term debt	60.1	—
Capital lease	3.8	—

Total Liabilities	324.6	207.1
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 32,666,465 at September 26, 2004 and 32,266,578 at December 28, 2003	0.3	0.3
Additional paid-in capital	138.0	132.4
Retained earnings	127.9	99.6
Accumulated other comprehensive loss	(11.3)	(11.3)

Total Stockholders’ Equity	254.9	221.0

Total Liabilities and Stockholders’ Equity	$579.5	$428.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 26, 2004
AND SEPTEMBER 28, 2003
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net Sales	$270.0	$215.7	$728.5	$618.3
Costs and expenses
Cost of sales	194.6	163.1	541.2	468.2
Selling, general and administrative expenses	56.9	40.7	142.5	116.4

Total costs and expenses	251.5	203.8	683.7	584.6

Income before other income and expense and income taxes	18.5	11.9	44.8	33.7
Interest and debt expense, net	0.6	0.2	1.0	0.5
Other income (expense)	2.7	0.5	3.0	(1.3)

Income before income taxes	20.6	12.2	46.8	31.9
Provision for income taxes	8.1	2.3	18.5	10.0

Net income	$12.5	$9.9	$28.3	$21.9

Basic earnings per common share	$0.38	$0.31	$0.88	$0.68

Weighted average common shares outstanding	32.5	32.2	32.3	32.2

Diluted earnings per common share	$0.37	$0.30	$0.85	$0.67

Weighted average diluted common shares outstanding	33.6	32.7	33.4	32.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 28, 2003
(Unaudited - Amounts in millions)

	Nine Months
	2004	2003
Cash flow from operating activities
Net income	$28.3	$21.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18.4	17.1
Deferred income taxes	5.1	(10.7)
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(10.0)	(5.1)
Increase in inventories	(8.0)	(2.4)
Decrease in prepaid expenses and other assets	1.2	2.9
Increase (decrease) in accounts payable	10.4	(8.5)
Increase in accrued liabilities	1.3	4.8
Increase (decrease) in income taxes payable, net	(7.3)	12.8
(Increase) decrease in long-term assets	(2.0)	0.6
Increase in other long-term liabilities	15.8	1.8
Increase in accrued pension obligation	2.9	4.5
Decrease in accrued postretirement benefits	(0.7)	(0.9)
Other operating, net	1.5	(0.2)

Net cash flow from continuing operations	56.9	38.6
Net cash flow from discontinued operations	—	(0.1)

Net cash provided by operating activities	56.9	38.5

Cash flow from investing activities
Purchases of property, plant and equipment	(9.9)	(12.7)
Purchase of businesses, net of cash acquired	(151.4)	(20.3)
Sale of marketable securities	17.3	—
Other investing, net	1.0	(0.2)

Net cash used by investing activities	(143.0)	(33.2)

Cash flow from financing activities
Net proceeds from long-term debt and capital lease	60.0	—
Proceeds from issuance of common stock	4.0	2.3

Net cash provided by financing activities	64.0	2.3

Increase (decrease) in cash and cash equivalents	(22.1)	7.6
Cash and cash equivalents—beginning of period	37.8	19.0

Cash and cash equivalents—end of period	$15.7	$26.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

September 26, 2004

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

In the opinion of Teledyne Technologies’ management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of September 26, 2004, and the consolidated results of operations for the three and nine months then ended and the cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 26, 2004, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

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

2.	Business Combinations and Discontinued Operations

On July 2, 2004 Teledyne Investment, Inc., completed the acquisition of Reynolds Industries, Incorporated (Reynolds), headquartered in Los Angeles, California, for total consideration of $45.1 million (including capital lease obligations assumed and net of cash acquired). Of this amount, approximately $3.7 million is expected to be paid in the fourth quarter of 2004. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems.

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

Isco’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Isco had been acquired at the beginning of each fiscal year and includes the effect of amortization of acquired identifiable intangible assets as well as increased interest expense on acquisition debt. Isco’s historical fiscal quarter end had been approximately three weeks after Teledyne Technologies fiscal quarter end. Isco’s historical results were pro-rated to reflect the same number of days per period as reported by Teledyne Technologies for the periods presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable. The following table contains the pro forma results for the first nine months of 2004 and 2003 and the third quarter of 2003. The third quarter results for 2004 are actual results.

	Third Quarter		Nine Months
(in millions, except per share amounts)	2004	2003	2004	2003
Net sales	$270.0	$232.5	$762.5	$655.7
Net income	$12.5	$10.1	$29.9	$21.9
Basic earnings per common share	0.38	0.32	0.93	0.68
Diluted earnings per common share	0.37	0.31	0.90	0.68

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire, for $8.1 million in cash, which includes a second quarter payment of a $0.1 million purchase price adjustment. Leeman Labs’ product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.

On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State (Solid State) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne’s operations in Mountain View, California.

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

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The Company performs an annual impairment review in the fourth quarter. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003 and the allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Solid State and Leeman Labs acquisitions are complete as of June 27, 2004. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $13.6 million of goodwill recorded in 2004, is deductible for tax purposes. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Isco and Reynolds acquisitions and has made preliminary estimates as of September 26, 2004, since there was insufficient time between the acquisition dates and the end of the quarter to finalize the valuations. The preliminary amounts of goodwill recorded as of September 26, 2004 for the Isco and Reynolds acquisitions, were $36.0 million and $32.0 million, respectively. The preliminary amounts of intangible assets recorded as of September 26, 2004 for the Isco and Reynolds acquisitions, were $18.4 million and $7.0 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.

The following table summarizes the intangible assets acquired as part of the Isco, Reynolds, Solid State and Leeman Labs acquisitions made in 2004 and the Tekmar Company and AIS acquisitions made in 2003 (dollars in millions):

		Weighted
		average
		useful life
	September 26, 2004	in years
Intangibles not subject to amortization:
Goodwill	$92.7	n/a
Trademarks	11.6	n/a

Total	$104.3

Intangibles subject to amortization:
Proprietary Technology	$11.2	12.0
Customer List/Relationships	4.7	3.7
Patents	7.7	10.1
Non-compete agreements	0.3	5.0
Backlog	0.2	1.8
Trademarks	0.1	10.0

Total subject to amortization	$24.2	7.6

The following is a summary, at the acquisition date, of the estimated fair values of the assets acquired and liabilities assumed for the Reynolds, Isco, Solid State and Leeman Labs acquisitions (in millions):

Current assets, excluding cash acquired	$42.8
Property, plant and equipment	18.8
Goodwill	81.6
Intangible assets	30.4
Other assets	14.9

Total assets acquired	188.5
Current liabilities, including current portion of long-term debt and capital lease	32.8
Long-term debt	0.5
Long-term capital lease	3.8

Total liabilities assumed	37.1
Purchase price, net of cash acquired	$151.4

In December 2000, Teledyne Technologies sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries. Payments made against reserves recorded as part of the sale are shown in the discontinued operations caption in the cash flow statement.

3.	Comprehensive Income

Teledyne Technologies’ comprehensive income is comprised of net income, foreign currency translation adjustments and the gain on marketable equity securities. Teledyne Technologies’ total comprehensive income for the third quarter and first nine months of 2004 and 2003 consists of the following:

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net income	$12.5	$9.9	$28.3	$21.9
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	0.1	(0.4)	—	(0.1)
Gain on marketable equity securities	—	0.1	—	0.2

Total other comprehensive income (loss)	0.1	(0.3)	—	0.1

Total comprehensive income	$12.6	$9.6	$28.3	$22.0

4.	Earnings Per Share

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Basic earnings per share
Net income/earnings applicable to common stock	$12.5	$9.9	$28.3	$21.9

Weighted average common shares outstanding	32.5	32.2	32.3	32.2

Basic earnings per common share	$0.38	$0.31	$0.88	$0.68

Diluted earnings per share
Earnings applicable to common stock	$12.5	$9.9	$28.3	$21.9

Weighted average common shares outstanding	32.5	32.2	32.3	32.2
Dilutive effect of exercise of options outstanding	1.1	0.5	1.1	0.4

Weighted average diluted common shares outstanding	33.6	32.7	33.4	32.6

Diluted earnings per common share	$0.37	$0.30	$0.85	$0.67

5.	Stock-Based Compensation

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

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. The following table shows the impact on net income and earnings per share assuming compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model (amounts in millions, except per-share data):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net income as reported	$12.5	$9.9	$28.3	$21.9
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(1.0)	(1.1)	(2.8)	(3.4)

Adjusted net income	$11.5	$8.8	$25.5	$18.5

Basic earnings per share
As reported	$0.38	$0.31	$0.88	$0.68
As adjusted	$0.35	$0.27	$0.79	$0.58
Diluted earnings per share
As reported	$0.37	$0.30	$0.85	$0.67
As adjusted	$0.34	$0.27	$0.76	$0.57

6.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.6 million and $32.9 million at September 26, 2004 and December 28, 2003, respectively.

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

Balance at	September 26, 2004	December 28, 2003
Raw materials and supplies	$32.4	$22.4
Work in process	71.4	54.0
Finished goods	8.9	12.1

	112.7	88.5
Progress payments	(3.7)	(3.8)
LIFO reserve	(21.1)	(21.1)

Total inventories, net	$87.9	$63.6

8.	Supplemental Balance Sheet Information

The increase in goodwill and other assets in 2004 primarily includes goodwill and intangible assets acquired as part of the Reynolds, Isco, Solid State and Leeman Labs acquisitions as described in Note 2. Accrued liabilities included salaries and wages of $38.9 million and $30.2 million at September 26, 2004 and December 28, 2003, respectively. Other long-term liabilities included reserves for self-insurance, deferred compensation liabilities and environmental reserves.

Some of the Company’s products are subject to specified warranties. The Company maintains a warranty reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. Changes in the Company’s product warranty reserve for the first nine months of 2004 and 2003 are as follows (in millions):

	Nine Months
	2004	2003
Balance beginning of year	$6.0	$5.2
Net accruals for product warranties	2.3	3.4
Cost of warranty claims	(2.2)	(3.6)
Acquisitions	0.8	1.1

Balance at end of period	$6.9	$6.1

9.	Income Taxes

The Company’s effective tax rate was 39.6% for the third quarter and the first nine months of 2004 and was 19.2% and 31.3% for the third quarter and nine months of 2003, respectively. The third quarter and first nine months of 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective rate for the third quarter and the first nine months of 2003 would have been 39%.

10.	Long-Term Debt and Capital Lease

On June 15, 2004, Teledyne Technologies terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At September 26, 2004, Teledyne Technologies had $60.0 million outstanding under the credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility terminates. Available borrowing capacity under the $280 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $214.5 million at September 26, 2004. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. Total debt at September 26, 2004 includes the $60.0 million outstanding under the credit facility, and $2.9 million assumed in the Isco acquisition, of which $2.8 million is current. The Company also assumed a $3.9 million capital lease in the Reynolds acquisition, of which $0.1 million is current.

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

At September 26, 2004, the Company’s reserves for environmental matters including remediation and liabilities associated with potentially responsible party identification totaled approximately $2.5 million, of which approximately $0.1 million were included in current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties other than participating potentially responsible parties.

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

The following table sets forth the components of net periodic pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2004 and 2003 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2004	2003	2004	2003
Service cost — benefits earned during the period	$3.3	$3.0	$9.7	$9.1
Interest cost on benefit obligation	7.2	7.2	21.6	21.5
Expected return on plan assets	(8.8)	(9.1)	(26.3)	(27.3)
Amortization of prior service cost	0.5	0.6	1.5	1.7
Recognized actuarial loss	—	—	0.1	0.1

Net periodic benefit expense	$2.2	$1.7	$6.6	$5.1

	Third Quarter		Nine Months
Postretirement Benefits	2004	2003	2004	2003
Service cost — benefits earned during the period	$—	$—	$0.1	$0.1
Interest cost on benefit obligation	0.3	0.3	0.9	0.8
Recognized actuarial gain	(0.2)	(0.3)	(0.8)	(0.9)
Other (a)	0.1	—	0.1	—

Net periodic benefit expense	$0.2	$—	$0.3	$—

(a) The third quarter and first nine months of 2004 reflect a $73,000 adjustment for the expected cost reduction related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. The Company sponsors retiree medical programs for certain of its locations and based on current guidance the Company expects that this legislation will reduce the Company’s cost for some of these programs by $0.1 million for 2004. The Company has recorded $73,000 at September 26, 2004 for the expected cost reduction for the first nine months of 2004.

13.	Industry Segments

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

Segment operating profit includes other income and expense directly related to the segment, but excludes minority interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit and loss including other segment income. The table also provides a reconciliation to total net income (amounts in millions):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net Sales:
Electronics and Communications	$155.1	$115.8	$406.1	$329.0
Systems Engineering Solutions	65.2	53.2	177.4	160.2
Aerospace Engines and Components	44.3	43.0	128.5	118.5
Energy Systems	5.4	3.7	16.5	10.6

Total sales	$270.0	$215.7	$728.5	$618.3

Operating Profit (Loss):
Electronics and Communications	$15.5	$9.7	$37.7	$24.6
Systems Engineering Solutions	7.7	6.0	20.9	19.8
Aerospace Engines and Components(a)	2.9	(0.4)	1.3	1.2
Energy Systems	0.4	—	0.9	(0.7)

Total segment operating profit and other segment income	26.5	15.3	60.8	44.9
Corporate expense	(5.5)	(3.4)	(13.5)	(11.2)
Other income (expense)	0.2	0.5	0.5	(1.3)
Interest and debt expense, net	0.6	0.2	1.0	0.5

Income before income taxes	20.6	12.2	46.8	31.9
Provision for income taxes(b)	8.1	2.3	18.5	10.0

Net income	$12.5	$9.9	$28.3	$21.9

(a)	The third quarter and first nine months of 2004 segment operating profit includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	The third quarter and first nine months of 2003 provision for taxes includes a $2.4 million income tax benefit from the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003.

14.	Subsequent Events

On October 22, 2004, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek, Inc. (Celeritek) for $33.0 million in cash. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne intends to relocate the business from Santa Clara, California and consolidate it with Teledyne’s operations in Mountain View, California. The acquisition was funded primarily with borrowings under the Company’s revolving credit facility.

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

On December 31, 2003, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State (Solid State) business located in Santa Clara, California. Solid State designs and manufactures customized microwave assemblies for electronic warfare, radar and other military applications. The business, which now operates as “Teledyne Microwave”, was relocated to Teledyne operations in Mountain View, California.

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire. Leeman Labs’ inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Tekmar Company’s organic analysis instrumentation.

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

On October 22, 2004 Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek Inc. (Celeritek). Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne intends to relocate the business from Santa Clara, California and consolidate it with Teledyne’s in Mountain View, California.

The completed acquisitions are part of the Electronics and Communications Segment from their respective date of acquisition.

Results of Operations

Teledyne Technologies’ third quarter 2004 sales were $270.0 million, compared with sales of $215.7 million for the same period in 2003. Net income for the third quarter of 2004 was $12.5 million ($0.37 per diluted share), compared with net income of $9.9 million ($0.30 per diluted share) for the third quarter of 2003. The substantial increase in sales was driven by acquisitions and organic growth. Sales for the first nine months of 2004 were $728.5 million, compared with sales of $618.3 million for the same period in 2003. Net income for the first nine months of 2004 was $28.3 million ($0.85 per diluted share), compared with $21.9 million ($0.67 per diluted share) for the first nine months of 2003.

The third quarter and the first nine months of 2004, compared with the same periods in 2003, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions. The increase in revenue from acquisitions for the third quarter and first nine months of 2004, compared with the same periods in 2003, was $32.4 million and $61.1 million, respectively.

The increase in earnings for the third quarter and the first nine months of 2004, compared with the same periods of 2003, reflected improved results in each business segment. Incremental operating profit from acquisitions and related synergies for the third quarter and first nine months of 2004, compared with the same periods in 2003, was $2.8 million and $6.7 million, respectively. The third quarter of 2004 included pretax pension expense of $2.2 million compared with pretax pension expense of $1.7 million in the third quarter of 2003. The first nine months of 2004 included pretax pension expense of $6.6 million compared with pretax pension expense of $5.1 million in the first nine months of 2003.

Cost of sales in total dollars was higher in both the third quarter and the first nine months of 2004, compared with the same periods in 2003. The increase was in line with higher sales, which resulted from organic growth and acquisitions, and also reflected higher pension expense, partially offset by product mix differences. Cost of sales, as a percentage of sales, for the third quarter and first nine months of 2004 was slightly lower compared with the same periods of 2003 and reflected the favorable impact of increased sales on fixed costs, sales mix differences, partially offset by higher pension expense.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the third quarter and the first nine months of 2004, compared with the same periods in 2003. This increase was in line with higher sales, which resulted from organic growth and acquisitions. The increase for the first nine months of 2004, compared with the first nine months of 2003, also reflects higher aircraft product liability insurance costs. Selling, general and administrative expenses for the third quarter and the first nine months of 2004, as a percentage of sales, were lower, compared with the same periods in 2003, which reflected lower bid and proposal expenses in the Systems Engineering Solutions segment and the favorable impact of increased sales on fixed costs. The decrease for the first nine months of 2004, compared with the first nine months of 2003 was partially offset by higher aircraft product liability insurance costs.

Other income for the third quarter and the first nine months of 2004 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The first nine months of 2003 includes a $2.3 million charge in other expense related to the write-off of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices.

The Company’s effective tax rate for the third quarter and the first nine months of 2004 was 39.6%, compared with effective tax rate of 19.2% and 31.3% for the third quarter and the first nine months of 2003, respectively. The third quarter and first nine months of 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective rate for the third quarter and the first nine months of 2003 would have been 39%.

Review of Operations:

The following table sets forth the sales and operating profit for each segment. The table also provides a reconciliation to total net income (amounts in millions):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net Sales:
Electronics and Communications	$155.1	$115.8	$406.1	$329.0
Systems Engineering Solutions	65.2	53.2	177.4	160.2
Aerospace Engines and Components	44.3	43.0	128.5	118.5
Energy Systems	5.4	3.7	16.5	10.6

Total sales	$270.0	$215.7	$728.5	$618.3

Operating Profit (Loss):
Electronics and Communications	$15.5	$9.7	$37.7	$24.6
Systems Engineering Solutions	7.7	6.0	20.9	19.8
Aerospace Engines and Components(a)	2.9	(0.4)	1.3	1.2
Energy Systems	0.4	—	0.9	(0.7)

Total segment operating profit and other segment income	26.5	15.3	60.8	44.9
Corporate expense	(5.5)	(3.4)	(13.5)	(11.2)
Other income (expense)	0.2	0.5	0.5	(1.3)
Interest and debt expense, net	0.6	0.2	1.0	0.5

Income before income taxes	20.6	12.2	46.8	31.9
Provision for income taxes(b)	8.1	2.3	18.5	10.0

Net income	$12.5	$9.9	$28.3	$21.9

(a)	The third quarter and first nine months of 2004 segment operating profit includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	The third quarter and first nine months of 2003 provision for taxes includes a $2.4 million income tax benefit from the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003.

Electronics and Communications

The Electronics and Communications segment’s third quarter 2004 sales were $155.1 million, compared with third quarter 2003 sales of $115.8 million. Third quarter 2004 operating profit was $15.5 million, compared with operating profit of $9.7 million in the third quarter of 2003. Sales for the first nine months of 2004 were $406.1 million, compared with $329.0 million for the same period of 2003. Operating profit for the first nine months of 2004 was $37.7 million, compared with $24.6 million for the same period in 2003.

Sales for the third quarter and first nine months of 2004, compared with the same periods of 2003, reflected revenue growth in defense electronic products, electronic instruments, telecommunication subsystems and relay products. Sales for the first nine months of 2004, compared with the first nine months of 2003 also reflected revenue growth in avionics products and commercial lighting products. This growth was partially offset by lower sales from electronic manufacturing services, primarily driven by lower government and medical sales. The revenue growth in defense electronic products was driven by sales of traveling wave tubes and ejection seat sequencers, the acquisition of Reynolds Industries, Incorporated on July 2, 2004, and the acquisition of assets of Filtronic Solid State on December 31, 2003. Electronic instruments revenue for both the third quarter and first nine months of 2004, compared with the same periods in 2003, was favorably impacted by the acquisition of Isco on June 18, 2004, the acquisition of Leeman Labs’ assets on February 27, 2004, increased shipments of geophysical sensors for the petroleum exploration market and increased sales of other instrument products. Electronic instruments revenue for the first nine months of 2004, compared with the first nine months of 2003, also was favorably impacted by the acquisition of Tekmar Company on May 16, 2003. The revenue growth in avionics products was favorably impacted by the acquisition of the Aviation Information Solutions businesses (AIS) from Spirent plc on June 27,

2003. Sales and profitability of commercial lighting products were favorably impacted by $0.8 million due to the non-exclusive licensing of intellectual property and patents in the second quarter of 2004. The increase in revenue from acquisitions for the third quarter and first nine months of 2004, compared with the same periods in 2003, was $32.4 million and $61.1 million, respectively. Incremental operating profit from acquisitions including synergies for the third quarter and first nine months of 2004, compared with the same periods in 2003, was $2.8 million and $6.7 million, respectively. Segment operating profit was favorably impacted by acquisitions and organic sales growth partially offset by an increase in pension expense. Pension expense was $1.7 million and $5.0 million for the third quarter and first nine months of 2004 compared with pension expense of $1.2 million and $3.7 million for the third quarter and first nine months of 2003, respectively.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s third quarter 2004 sales were $65.2 million, compared with third quarter 2003 sales of $53.2 million. Third quarter 2004 operating profit was $7.7 million, compared with operating profit of $6.0 million in the third quarter of 2003. Sales for the first nine months of 2004 were $177.4 million, compared with $160.2 million for the same period of 2003. The first nine months of 2004 operating profit was $20.9 million, compared with operating profit of $19.8 million for the same period in 2003.

Sales for the third quarter and first nine months of 2004, compared with the same periods of 2003, reflected revenue growth in core defense and environmental programs. The higher operating profit in the third quarter and first nine months of 2004, compared with the same periods of 2003, was primarily due to higher sales and improved margins on various time and material contracts. The third quarter of 2004 included no pension expense compared with $0.1 million of pension expense for the third quarter of 2003. Pension expense was $0.1 million for the first nine months of 2004 compared with pension expense of $0.3 million for the first nine months of 2003. Operating margin is expected to be lower in the remainder of 2004, compared with the first nine months of 2004, due to contract mix and higher bid and proposal expenses.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s third quarter 2004 sales were $44.3 million, compared with third quarter 2003 sales of $43.0 million. The third quarter 2004 operating profit was $2.9 million, compared with an operating loss of $0.4 million in the third quarter of 2003. Sales for the first nine months of 2004 were $128.5 million, compared with $118.5 million for the same period of 2003. The operating profit for the first nine months of 2004 was $1.3 million, compared with operating income of $1.2 million for the same period of 2003.

Sales for the first nine months of 2004, compared with the same period of 2003, reflected revenue growth in OEM piston engines, aftermarket piston engines and parts sales, and slightly higher turbine engine sales. Sales for the third quarter of 2004, compared with the same period of 2003, also reflected revenue growth in OEM piston engines and aftermarket piston engines and parts sales, offset in part by lower turbine engine sales. Turbine engine sales for the first nine months of 2004, compared with the same period of 2003, reflected revenue growth from Improved Tactical Air-Launched Decoy (ITALD) engines. For the third quarter and first nine months of 2004, compared with the same periods of 2003, sales from turbine engines were unfavorably impacted by lower revenue from Harpoon cruise missile engines. Operating profit for the third quarter and first nine months of 2004 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. While the terms of the piston engine agreement are confidential, the Company anticipates receiving $5.0 million in 2005 and $2.5 million in 2006 under the agreement. Hurricane Ivan affected third quarter sales and operating profit in the aircraft piston engine business, whose primary facility is located in Mobile, Alabama. While the Mobile facility experienced downtime, production inefficiencies, water and roof damage, the facility sustained no significant damage. The segment operating profit for the first nine months of 2004, compared with the same period in 2003, also reflected an increase in aircraft product liability insurance costs and a $0.7 million charge, in the second quarter, for environmental matters, partially offset by revenue growth. Segment operating profit was unfavorably impacted by pension expense of $0.4 million and $1.2 million in the third quarter and first nine months of 2004, respectively compared with pension expense of $0.4 million and $1.0 million in the third quarter and first nine months of 2003, respectively.

Teledyne Energy Systems

The Energy Systems segment’s third quarter 2004 sales were $5.4 million, compared with third quarter 2003 sales of $3.7 million. Third quarter 2004 operating profit was $0.4 million, compared with a break-even results in the third quarter of 2003. Sales for the first nine months of 2004 were $16.5 million, compared with $10.6 million for the same period of 2003. Operating profit for the first nine months of 2004 was $0.9 million, compared with an operating loss of $0.7 million for the same period in 2003.

The increase in sales for the third quarter and first nine months of 2004 resulted from multi-year government contracts, which were awarded, in 2003, for fuel cell and thermoelectric power generator work. Operating profit for the third quarter and first nine months of 2004, compared with the same periods in 2003, was favorably impacted by the growth in sales. Operating profit for the first nine months of 2004, compared with the same period in 2003, was also favorably impacted by a reduction in research and development costs. Segment operating profit was unfavorably impacted by pension expense of $0.1 million in the third quarter and first nine months of 2004, compared with no pension expense in 2003.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities was $56.9 million for the first nine months of 2004, compared with net cash provided of $38.5 million for the same period of 2003. The higher net cash provided in the first nine months of 2004, compared with the first nine months of 2003, was due to improved net income and lower aircraft product liability settlement payments.

Teledyne Technologies’ net cash used by investing activities was $143.0 million and $33.2 million for the first nine months of 2004 and 2003, respectively. The 2004 amount included $151.4 million for the purchase of four businesses and $9.9 million for capital expenditures. The 2004 amount also include $17.3 million in proceeds from the sale of securities acquired in the Isco transaction. The 2003 amount included $20.3 million for the purchase of two businesses and $12.7 million for capital expenditures.

Financing activities provided net cash of $64.0 million for the first nine months of 2004, compared with $2.3 million for the first nine months of 2003. The first nine months of 2004 included $60.0 million from the proceeds of debt, primarily to fund acquisitions. Proceeds from the exercise of stock options were $4.0 and $2.3 million for the first nine months of 2004 and 2003, respectively.

Working capital was $126.0 million at September 26, 2004, compared with $129.5 million at the end of 2003. The decrease in working capital was primarily due to lower cash balances as cash was used to fund acquisitions in 2004, offset in part by working capital from acquisitions.

On July 2, 2004, Teledyne Investment, Inc. completed the acquisition of Reynolds for total consideration of $45.1 million (including capital lease obligations assumed and net of cash acquired). Of this amount, approximately $3.7 million is expected to be paid in the fourth quarter of 2004. On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco for $16.00 per share in cash. The aggregate consideration for the outstanding Isco shares was approximately $97.4 million (including payments for the settlement of outstanding stock options) or approximately $79.4 million (including assumed debt, net of cash and marketable securities acquired). On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.1 million in cash, which includes a second quarter payment of a $0.1 million purchase price adjustment. On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash. On June 27, 2003, Teledyne Technologies acquired from Spirent plc its Aviation Information Solutions businesses, for $6.4 million in cash, which is net of a $0.4 million purchase price adjustment received in the fourth quarter of 2003. On May 16, 2003, Teledyne Technologies acquired Tekmar Company for $13.5 million in cash.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141

“Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The Company performs an annual impairment review in the fourth quarter. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003 and the allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Solid State and Leeman Labs asset acquisitions are complete as of June 27, 2004. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $13.6 million of goodwill recorded in 2004, is deductible for tax purposes. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Isco and Reynolds acquisitions and has made preliminary estimates as of September 26, 2004, since there was insufficient time between the acquisition dates and the end of the quarter to finalize the valuations. The preliminary amounts of goodwill recorded as of September 26, 2004 for the Isco and Reynolds acquisitions, were $36.0 million and $32.0 million, respectively. The preliminary amounts of intangible assets recorded as of September 26, 2004 for the Isco and Reynolds acquisitions, were $18.4 million and $7.0 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.

The following table summarizes the intangible assets acquired as part of the Isco, Reynolds, Solid State and Leeman Labs acquisitions made in 2004 and the Tekmar Company and AIS acquisitions made in 2003 (dollars in millions):

		Weighted
		average
	September 26,	useful life
	2004	in years
Intangibles not subject to amortization :
Goodwill	$92.7	n/a
Trademarks	11.6	n/a

Total	$104.3

Intangibles subject to amortization:
Proprietary Technology	$11.2	12.0
Customer List/Relationships	4.7	3.7
Patents	7.7	10.1
Non-compete agreements	0.3	5.0
Backlog	0.2	1.8
Trademarks	0.1	10.0

Total subject to amortization	$24.2	7.6

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the Reynolds, Isco, Solid State and Leeman Labs acquisitions (in millions):

Current assets, excluding cash acquired	$42.8
Property, plant and equipment	18.8
Goodwill	81.6
Intangible assets	30.4
Other assets	14.9

Total assets acquired	188.5
Current liabilities, including short term debt	32.8
Long-term debt	0.5
Long-term capital lease	3.8

Total liabilities assumed	37.1
Purchase price, net of cash acquired	$151.4

On October 22, 2004, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek for $33.0 million in cash. The acquisition was funded primarily with borrowings under the Company’s revolving credit facility.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions, if and when they arise. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements during 2004, including the acquisition of Celeritek’s defense electronics assets. Teledyne Technologies currently expects capital expenditures to be approximately $20.0 million in 2004, of which $9.9 million has been spent in the first nine months of 2004.

Some of the Company’s products are subject to specified warranties. The Company maintains a warranty reserve for the estimated future costs of repair, replacement or customer accommodation and periodically reviews this reserve for adequacy. Such review would generally include a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. Changes in the Company’s product warranty reserve for the first nine months of 2004 and 2003 are as follows (in millions):

	First Nine Months
	2004	2003
Balance beginning of year	$6.0	$5.2
Net accruals for product warranties	2.3	3.4
Cost of warranty claims	(2.2)	(3.6)
Acquisitions	0.8	1.1

Balance at end of period	$6.9	$6.1

On June 15, 2004 Teledyne Technologies terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At June 27, 2004, Teledyne Technologies had $60.0 million outstanding under the credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility terminates. Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $214.5 million at September 26, 2004. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. Total debt at September 26, 2004 includes the $60.0 million outstanding under the credit facility, and $2.9 million assumed in the Isco acquisition, of which $2.8 million is current. The Company also assumed a $3.9 million capital lease in the Reynolds acquisition, of which $0.1 is current.

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

Outlook

Based on its current outlook, the Company’s management believes that fourth quarter 2004 earnings per share will be in the range of approximately $0.27 to $0.30. The full year 2004 earnings per share outlook is expected to be in the range of approximately $1.12 to $1.15, an increase from prior guidance of $1.00 to $1.05.

The Company’s 2004 outlook reflects anticipated revenue growth in the Company’s defense electronics and instrumentation businesses, primarily due to the acquisitions completed during fiscal 2004. The Company’s outlook also includes an expected recovery in some of the Company’s short cycle electronics markets. Operating margin in the Company’s Systems Engineering Solutions segment is expected to be lower in the remainder of 2004, compared with the first nine months of 2004, due to contract mix and higher bid and proposal expenses.

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

EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2004 Full Year
	Outlook		2003 Results	2002 Results
	Low	High	Actual	Actual
Earnings per share (excluding net pension income (expense) and income tax benefit)	$1.28	$1.31	$0.97	$0.73
Net pension income (expense)	(0.16)	(0.16)	(0.13)	0.04

Earnings per share (excluding income tax benefit)	1.12	1.15	0.84	0.77
Income tax benefit	—	—	0.07	—

Earnings per share	$1.12	$1.15	$0.91	$0.77

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

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including the proposed acquisition of the defense electronics assets of Celeritek, Inc., Reynolds Industries, Incorporated and Isco, Inc. involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2003 Form 10-K and Quarterly Reports on Form 10-Q. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2003 Annual Report on Form 10-K. At September 26, 2004, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified within the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures as of September 26, 2004, are effective in timely alerting them to material information relating to the Company which is required to be included in its SEC periodic filings.

In connection with its evaluation during the quarterly period ended September 26, 2004, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective actions needed to be taken.

PART II OTHER INFORMATION

Item 5. Other Information

The Company’s independent auditor, Ernst & Young, LLP (E&Y) recently notified the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Company’s Audit Committee that certain tax-related services performed by E&Y’s China affiliate for the Company’s branch representative office in Shanghai raised issues regarding E&Y’s independence. In 2003, the Company’s Shanghai branch office used E&Y’s China affiliate to provide certain limited tax and statutory audit services. During 2003, the Company’s Shanghai branch office sent monies totaling approximately $3,700 to E&Y’s China affiliate, and E&Y’s China affiliate directly made payments of relevant taxes and penalties on behalf of the Company’s Shanghai branch office to applicable Chinese tax authorities. The payment of these taxes and penalties to E&Y’s China affiliate involved the handling of a client’s funds, which is considered a prohibited service. These payment services have been discontinued. During 2003, the Company and its Shanghai branch office paid E&Y and its China affiliate about $8,160 for tax and audit compliance services in China. The Company, its Audit Committee and E&Y have considered the impact of the provision of these services, including the payment services, on E&Y’s independence and, after considering the de minimis amount of funds involved and the ministerial nature of the services, the Audit Committee has concluded that such services did not and do not impair the independence of E&Y in rendering audit services to the Company. E&Y individuals involved in these China-related services did not participate in E&Y’s audit of the Company’s consolidated financial statements in 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 302 Certification – Robert Mehrabian

Exhibit 31.2 302 Certification – Dale A. Schnittjer

Exhibit 32.1 906 Certification – Robert Mehrabian

Exhibit 32.2 906 Certification – Dale A. Schnittjer

(b)	Reports on Form 8-K

During the quarter ended September 26, 2004, Teledyne Technologies filed the following Current Reports on Form 8-K:

1.	Current Report on Form 8-K dated July 2, 2004 (date of earliest event reported), filed on July 2, 2004, for the purpose of reporting, under Item 5 and Item 7, the completion of the acquisition of Reynolds Industries, Incorporated.

2.	Current Report on Form 8-K dated July 8, 2004 (date of earliest event reported), filed on July 9, 2004, for the purpose of reporting, under Item 5 and Item 7, the proposed acquisition of the defense electronics assets of Celeritek, Inc.

3.	Current Report on Form 8-K dated July 27, 2004 (date of earliest event reported), filed on July 28, 2004, for the purpose of reporting, under Item 5, the appointment of a new director.

4.	Current Report on Form 8-K dated July 29, 2004 (date of earliest event reported), filed on July 29, 2004, for the purpose of reporting, under Item 9 and Item 12, Teledyne Technologies results of operations for the second quarter ended June 27, 2004.

5.	Current Report on Form 8-K dated August 17, 2004 (date of earliest event reported), filed on August 17, 2004, for the purpose of reporting, under Item 7, pro forma financial information for the Isco acquisition.

From September 26, 2004 to the date hereof, Teledyne Technologies filed the following Current Reports on Form 8-K:

1.	Current Report on Form 8-K dated October 28, 2004 (date of earliest event reported), filed on October 29, 2004, for the purpose of reporting, under Item 2.02 and Item 9.01, Teledyne Technologies results of operations for the third quarter ended September 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 4, 2004	By: /s/ Dale A. Schnittjer

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