Form 10-K
period 2005-01-02
TELEDYNE TECHNOLOGIES INC
filed 2005-03-02
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2005
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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☑  No ☐
      The aggregate market value of the registrant’s Common Stock held by non-affiliates was $618.7 million, based on the closing price of a share of Common Stock on June 25, 2004 ($20.09), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
      At February 28, 2005, there were 33,175,623 shares of the registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Selected portions of the registrant’s proxy statement for its 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (a) and (b) of Item 306 of Regulations S-K and by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by paragraph (c) of Item 306 and paragraph (a)(9) to Item 402 of Regulation S-K.

Defined Terms
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”. References to “ATI” mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.

i

PART I
Item 1. Business.
Who We Are
      Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for defense, space and environmental applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.
      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.
      Total sales in 2004 were $1,016.6 million, compared with $840.7 million and $772.7 million in 2003 and 2002, respectively. Our aggregate segment operating profits were $89.2 million, $61.9 million and $57.3 million in 2004, 2003 and 2002, respectively. Approximately 57% of our total sales in 2004 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 43% of these U.S. Government sales were attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 19% of total sales in 2004.
      Our four business segments and their respective contributions to our total sales in 2004, 2003 and 2002 are summarized in the following table:

	Percentage of Sales

Segment	2004	2003	2002

Electronics and Communications	56%	53%	50%
Systems Engineering Solutions	24%	25%	27%
Aerospace Engines and Components	18%	20%	21%
Energy Systems	2%	2%	2%

	100%	100%	100%

      Our principal executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021. Our telephone number is (310) 893-1600.
Strategy
      As we grow both organically and through acquisitions, we are working to become a simpler and more integrated operating company. Over time, our goal is to continue on our path of high quality revenue and earnings growth and create a more focused set of businesses that are truly superior in their niches. We do this by executing on two focused fronts: first, by strengthening and expanding specific platforms in our core electronics, instruments and systems engineering businesses through organic growth and targeted acquisitions; and second, by pursuing operational excellence and margin expansion initiatives to continuously improve earnings. In addition, operational excellence to Teledyne means the rapid integration of the businesses we acquire. We continually evaluate our product lines to ensure that they are aligned with our strategy.
Our Recent Acquisitions
      After completing one acquisition in each of 2001 and 2002, and two acquisitions in 2003, we completed five acquisitions during our fiscal year ended 2004.

      We furthered our strategy to expand our presence in the environmental instrumentation market. On February 27, 2004, we acquired assets of Hudson, New Hampshire-based Leeman Labs, Inc., a manufacturer of spectrometers used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, which products complement the organic analysis instruments of Teledyne Tekmar Company, a Mason, Ohio-based company acquired in 2003. On June 18, 2004, we acquired Isco, Inc., located in Lincoln, Nebraska and a leading producer of water quality monitoring instruments, including samplers, flow meters and on-line process analyzers, which are complementary to our existing environmental instrumentation product lines.
      Our acquisitions have also focused on enhancing our defense electronics businesses. On July 2, 2004, we completed the acquisition of Reynolds Industries, Incorporated, a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, with operations in California and the United Kingdom. Reynolds Industries had historically supplied its high voltage connectors and cables to our traveling wave tubes.
      Two of our 2004 acquisitions furthered our strategy to develop a broader line of microwave products for our defense customers. On December 31, 2003, we acquired assets of the Filtronic Solid State business located in Santa Clara, California. This business, which was subsequently moved over a short time period to our facility in Mountain View, California, designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. Its precision YIG-based oscillators, filters and amplifiers serve some of the same customers of, and are used on some of the same military programs, as those of our longer-standing Teledyne Wireless and Teledyne Microwave Electronic Components (MEC) business units.
      On October 22, 2004, we acquired the assets of the defense electronics business of Celeritek, Inc., based in Santa Clara, California. The solid state amplifiers and microwave subassemblies of this defense electronics business utilize design and manufacturing technology similar to Teledyne Microwave and are complementary with Teledyne MEC’s line of high power helix traveling wave tubes used on military, electronic warfare, radar and communications applications. Like the Filtronic Solid State acquisition, to obtain various synergies, the operations of this business have been moved to and consolidated with our facility in Mountain View, California.
      On January 3, 2005, in an effort to streamline operations and reduce costs, the businesses principally operating as Teledyne Microwave, located in Mountain View, California, and Teledyne MEC, located in Rancho Cordova, California, were consolidated into one legal entity, Teledyne Wireless, Inc., a wholly-owned subsidiary of the Company. Teledyne Wireless, Inc. had been the subsidiary that bought the defense electronics assets of each of Filtronic Solid State and Celeritek, Inc.
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

Our Business Segments
Electronics and Communications
      Our Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, commercial aerospace, communications, industrial and medical markets.

Defense Electronics
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
      Microwave Components and Subsystems. We design, develop, and manufacture microwave components used in aerospace and defense applications. With the acquisition of the assets of Filtronic Solid State on December 31, 2003, we expanded our microwave products to include customized microwave subassemblies for electronic warfare, radar and other military applications. With the acquisition of the defense electronics business of Celeritek, Inc. on October 22, 2004, we design and manufacture gallium arsenide-based RF and microwave components and subassemblies for electronic warfare, radar and other military applications.
      High Voltage Connectors and Subassemblies. On July 2, 2004, through the acquisition of Reynolds Industries, Incorporated, we became a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications. We also now produce pilot helmet mounted display components and subsystems for the Joint Helmet Cueing System, which is designed to give military pilots the ability to designate a target just by looking at it.
      Microelectronic Modules. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. Our microelectronic modules are used for optical communications on the F-22 Raptor and the F-35 Joint Strike Fighter. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication.
      Rigid-Flex Printed Circuit Boards. Our patented rigid-flex printed circuit boards permit our customers to assemble reliable high-density electronic modules that are used in a variety of military and commercial aerospace applications. Our VME-FlexTM products have been designed into two major defense programs.
      Sequencers. Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/A-18E/F and F/A-22. We are currently developing a new sequencer in support of the F-35 Joint Strike Fighter program.
      Relays and Switches. Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to military and aerospace markets.
      Electronics Manufacturing Services. We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment principally from our facility in Tennessee.

Electronic Instruments
      During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our Systems Engineering Solutions segment, to focus on monitoring and process control instrumentation. Since then, through acquisitions, we have greatly expanded our presence in the environmental instrumentation markets. In addition to environmental monitoring instruments, we also serve a range of other market applications including industrial process control, petrochemical manufacturing, semiconductor manufacturing, drug discovery and energy exploration and production.
      Environmental Instruments. As a result of our acquisitions, we offer a wide range of products for environmental monitoring. Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instruments for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone. Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants. Teledyne Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon.
      On February 27, 2004, we added inorganic analysis to our environmental capabilities by acquiring the assets of Leeman Labs, Inc. Leeman Lab’s inductively coupled plasma laboratory spectrometers are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, and complement Teledyne Tekmar Company’s organic analysis instrumentation.
      Since our acquisition of Isco, Inc. on June 18, 2004, we produce water quality monitoring products such as wastewater samplers and open channel flow meters. Flow meters detect leaks in sewer systems and monitor run off in storm drains. Teledyne Isco, Inc. also manufactures chromatography instruments and accessory for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Additionally, Teledyne Isco manufactures chemical separation instruments for industrial and research use.
      Gas Analysis. Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers and now offers a broad range of products with various sensitivities for petrochemical, semiconductor manufacturing and other industrial applications. We also manufacture analyzers for a variety of other gases for such market applications. In 2003, we began selling gas analyzers to a leading supplier of carbon dioxide to the food and beverage market.
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

Other Commercial Electronics
      Aircraft Information Management. Our aircraft information management solutions are designed to increase the safety and efficiency of airline transportation. Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to civil aviation customers. These systems acquire data for use by the aircraft’s flight data recorder, and record additional data for the airline’s operation, such as performance and engine condition monitoring. We have provided these systems to our airline customers for over one-half of Boeing aircraft models in existing airline fleets. We have been increasingly providing our systems to the Airbus A320 and A330/340 family aircraft, and we estimate that our forward fit market share was approximately 60% at the end of 2004. In addition, our Aviation Information Solutions (AIS) business designs and manufactures aerospace data acquisition devices, networking products, and flight deck and cabin displays.
      Although our data acquisition, recording and communications products are primarily used on commercial aircraft, we have been pursuing military applications. Teledyne Controls’ Optical Quick Access Recorder is used on the U.S. Air Force’s C-17 Globemaster III military transport aircraft. Teledyne Controls’ communications software has been embedded in aircraft flight management systems for the C-130 Transport and B-767 Tanker aircraft of the U.S. Air Force.
      Microelectronic Modules. In addition to military microelectronic modules, we develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for implantable medical devices, such as pacemakers and defibrillators, and commercial communication products.
      Relays and Switches. In addition to military and aerospace markets, Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to industrial and commercial markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment.
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
      Electronics Equipment and Printed Circuit Card Assembly. We serve the market for high-mix, low-volume manufacturing of electronic products principally through facilities in Tennessee and Mexico. We manufacture, principally for one customer, key subsystems in medical equipment such as magnetic resonance imaging (MRI) and x-ray systems.
Systems Engineering Solutions
      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements.

Defense
      Teledyne Brown Engineering is a well-recognized full-service missile defense contractor with over 50 years of experience in missile defense and related systems integration. Our diverse customer base in this field includes the U.S. Army Aviation and Missile Command (“AMCOM”), the U.S. Army’s Space and Missile Defense Command (“SMDC”), the Missile Defense Agency (“MDA”) and Defense Department major prime contractors.
      Our Technologies Group plays significant roles in diverse missile defense areas, which range from targets and countermeasures, systems engineering, modeling and simulation, to test and evaluation, as well as other related areas. Our engineering and technological services include systems design, development, integration and testing, with specialization in real-time distributed systems.
      During 2004, we continued our long-standing support of several missile defense programs, including the Ground-based Midcourse Defense (“GMD”) Program, Missile Defense Systems Exerciser and, as part of the Lockheed Martin team, the Targets and Countermeasures program. This program involves the test and verification of ballistic missile defense system performance on a large number of major programs, including the Airborne Laser, the Kinetic Energy Interceptor, the Ground-based Midcourse Defense, the Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”).

Aerospace
      We have been active in U.S. space programs for almost 50 years and continue to be a significant contributor to NASA programs. Our Systems Group plays a key role in the International Space Station (“ISS”), one of the most complex scientific endeavors ever undertaken, and has had roles in the Space Shuttle program. We have provided 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center. We have also manufactured more than 50 flight-qualified hardware items for use on cargo integration on the ISS. As a subcontractor to Lockheed Martin, we also continued our work on the International Space Station Cargo Mission Contract at the Johnson Space Center in 2004. This six-year contract, which began in 2003, involves providing services related to planning, preparation and execution of cargo missions to the ISS.
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

Environmental Systems
      We support the U.S. Government’s efforts to clean up dangerous materials and waste. Since 1996, we have supported the U.S. Army’s Non-Stockpile Chemical Materiel Program and we continue to operate the Rapid Response System, a mobile chemical waste treatment system used to process chemical agents for disposal. These chemical agents had been used in the past to train military personnel in the detection, measurement and decontamination of dangerous chemicals. During 2004, we continued our work on the U.S. Army’s Non-Stockpile Chemical Material Program in support of the destruction of binary chemical warfare materiel stored at the Pine Bluff Arsenal in Arkansas. We also produce canisters for the processing, stabilization and storage of nuclear-waste products. In addition, we use detonation chambers in the disposal of both chemical weapons and conventional munitions.
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
      As part of homeland security initiatives, we are supporting the Federal Aviation Administration in the development of an Automated Airborne Flight Alert System. This system, developed in conjunction with Teledyne Controls, is designed to detect flight irregularities by providing selected aircraft flight data and situational awareness data to ground agencies over existing communications links.

Teledyne Solutions, Inc.
      Through Teledyne Solutions, Inc., we are a primary Ballistic Missile Defense (“BMD”) systems engineering and technical assistance contractor for the U.S. Army. Teledyne Solutions has responsibility for the Systems Engineering and Technical Assistance Contract (“SETAC”) in support of the U.S. Army Space and Missile Defense Command. We also provide engineering and services support to other major Department of Defense customers including the Missile Defense Agency, the Program Executive Office for Missiles and Space, the Defense Threat Reduction Agency, the Mobile Corps of Engineers and the Army Environmental Center.
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
      Our product lines include engines powering the Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the popular New Piper Seneca V twin-engine aircraft. In addition to these long-standing products, our engines power new high-speed composite aircraft, including the Cirrus SR-20 and SR-22, the Diamond C1, and the Lancair Columbia 300, 350 and 400 series. We are also continuing to work with Honda Motor Company to explore the development of a new aircraft piston engine primarily targeted at lower power markets not currently served by our existing business.
      In addition to the sales of new aircraft engines to aircraft producers, we actively support the aircraft engine aftermarket. Piston aircraft engines are produced with a finite utilization life generally expressed as time between overhauls. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. In addition, through Teledyne Mattituck Services, Inc., located in Long Island, New York, and our Fairhope, Alabama service center, we serve as an aftermarket supplier and piston engine overhauler to the general aviation marketplace.
      Through Aerosance, Inc., we developed the first production full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLinkTM FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management. We continue the development of FADEC-equipped engines targeted at the most popular models of four and six cylinder piston aircraft engines in use throughout the world. We continue to believe that these control systems will become standard equipment on selected new aircraft and will be retrofitted on higher-end, piston engine general aviation aircraft.
      In addition, our GillTM line of lead acid batteries is widely recognized as the premier power source for general aviation. We are also continuing to develop sealed recombinant batteries for business jet and helicopter applications. Teledyne Battery Products, in conjunction with Teledyne Controls, jointly developed an onboard charging and cockpit display kit that permits existing NiCad battery systems to be replaced with GillTM sealed lead acid batteries.

Turbine Engines
      We design, develop and manufacture small turbine engines primarily used in tactical missiles for military markets.

      Our J402 engine powers the Harpoon missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile-Expanded Response. Lockheed Martin Corporation selected a derivative of the J402 engine to power the Joint Air-to-Surface Standoff Missile (“JASSM”). We are the sole source provider of engines for the baseline JASSM system. In 2004, we shipped 167 JASSM missile engines, and during 2005, we expect to ship approximately 280 engines as full rate production of the missile begins.
      Our J700 engine provides the turbine power for the Improved Tactical Air Launched Decoy (“ITALD”) built for the U.S. Navy. The ITALD system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources.
      In 2004, we entered into a contract related to the U.S. Army’s Future Combat System for the development of new and derivative turbine engines for unmanned air vehicles, commonly called UAVs, and other future aircraft.
Energy Systems
      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources. Teledyne Energy Systems, Inc., a majority owned subsidiary of Teledyne, was formed in 2001 by combining Teledyne Brown Engineering’s Energy Systems business unit with assets and intellectual properties of Florida-based Energy Partners, Inc.
      Our energy systems activities include a 50-year history of supplying high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided the thermoelectric power systems for several successful deep-space missions such as the Viking 1 and Viking 2 Mars Landers and the Pioneer 10 and 11 missions to Jupiter and Saturn. In 2004, in partnership with Boeing and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy we completed the initial design and began construction of an operational prototype of the new Multi-Mission Radioisotope Thermoelectric Generator (“MMRTG”) capable of supporting planetary landing and deep space probe missions. If selected for flight, the first of two production units could be used to power the Mars Science Lander scheduled to launch in 2009.
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
      We continue to focus our PEM fuel cell development efforts on high reliability, long endurance power systems for the immediate needs of military and aerospace customers. For example, in 2004 we started fabrication of an operation prototype of a PEM fuel cell power system for use in the Second Generation Reusable Launch Vehicle, a concept vehicle designed as a replacement for the Space Shuttle.
Customers
      We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2004, 2003 or 2002.
      Approximately 43%, 46%, and 46% of our total sales for 2004, 2003 and 2002, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. In 2004, 2003 and 2002, our largest program with the U.S. Government, The Boeing Company — Ground-based Midcourse Defense contract, represented 5.4%, 5.8%, and 7.5% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:
U.S. Government Sales

	2004	2003	2002

	(in millions)
Electronics and Communications	$147.3	$142.0	$115.2
Systems Engineering Solutions	240.4	210.3	202.4
Aerospace Engines and Components	26.0	24.7	25.5
Energy Systems	19.4	10.7	9.3

Total U.S. Government sales	$433.1	$387.7	$352.4

      Our total backlog of confirmed orders was approximately $471.3 million at January 2, 2005, $369.7 million at December 28, 2003, and $324.1 million at December 29, 2002. We expect to fulfill 96% of such backlog of confirmed orders during 2005.
Sales and Marketing
      Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.
      Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. During 2004, as part of on-going acquisition integration efforts, some of our Teledyne Instruments companies began reviewing and joining internal sales and servicing efforts.
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
Research and Development
      Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $263.3 million, $218.1 million, and $196.8 million on research and development and bid and proposal costs for 2004, 2003, and 2002, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 88%, 87%, and 87% of total research and development costs for 2004, 2003, and 2002, respectively.
      In 2004, approximately 71% of the $32.6 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $33.0 million in 2005.
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
      In connection with our spin-off in 1999, an affiliate of ATI granted us an exclusive license to use the “Teledyne” name and related logos, symbols and marks in connection with our operations, at an annual fee of $100,000. In November 2004, we exercised our option to purchase all rights and interests in the Teledyne marks for $412,000.
Employees
      Our total current workforce consists of approximately 6,600 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 300 employees in Mobile, Alabama under a collective bargaining agreement that expires by its terms on February 20, 2007. This union also represents approximately 29 of our employees in Toledo, Ohio under a collective bargaining agreement that expires by its terms on November 8, 2006. In addition, this union represents approximately 35 employees in Abbeville, Alabama under a collective bargaining agreement that has been extended and expires on April 16, 2005. We consider our relations with our employees to be good.

Executive Management
      Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	63	Dr. Mehrabian is the Chairman, President and Chief Executive Officer of Teledyne. He has been the President and Chief Executive Officer of Teledyne since its formation in 1999. Dr. Mehrabian became Chairman of the Board of Directors on December 14, 2000. Prior to the spin-off, he was the President and Chief Executive Officer of ATI’s Aerospace and Electronics segment since July 1999 and had served ATI at various senior executive capacities since July 1997. Before joining ATI, Dr. Mehrabian served as President of Carnegie Mellon University. He is a director of Teledyne, Mellon Financial Corporation and PPG Industries, Inc.
John T. Kuelbs* Senior Vice President, General Counsel and Secretary	62	Mr. Kuelbs has been the Senior Vice President, General Counsel and Secretary of Teledyne since November 29, 1999, having joined ATI’s Aerospace and Electronics segment in October 1999. Mr. Kuelbs was Senior Vice President — Acquisition Policy for Raytheon Company from November 1998 to September 1999 and Senior Vice President — Legal of Raytheon Systems Company from January 1998 to November 1998. Before Raytheon’s acquisition of Hughes Aircraft Company, Mr. Kuelbs spent 17 years at Hughes Aircraft Company where he served as Senior Vice President, General Counsel and Secretary from 1994 to 1998.
Dale A. Schnittjer* Vice President and Chief Financial Officer	60	Mr. Schnittjer has been Vice President and Chief Financial Officer of the Company since January 27, 2004. He had served as interim Chief Financial Officer since July 7, 2003. Mr. Schnittjer first became a Vice President on December 19, 2001, and had been the Controller of Teledyne from November 29, 1999 to January 27, 2004. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of Teledyne from June 1, 2000 to October 3, 2000. From 1998 to the spin-off, Mr. Schnittjer served as a financial executive to the Aerospace and Electronics and Industrial Segments of ATI. Prior to that, he was Vice President — Finance of Teledyne Wah Chang from 1997 to 1998 and Vice President — Finance of Teledyne Specialty Equipment from 1995 to 1997. Mr. Schnittjer has held various senior financial positions with several of Teledyne’s aerospace and electronics companies since 1971.

Name and Title	Age	Principal Occupations Last 5 Years

Susan L. Main* Vice President and Controller	46	Ms. Main has been Vice President and Controller of the Company since March 2004. Prior to joining the Company, Ms. Main served as Vice President Controller of Water Pik Technologies, Inc. from its spin-off from ATI in November 1999 to March 2004. Prior to that, Ms. Main has held numerous financial roles with government, industrial and commercial segments of ATI and Teledyne, Inc.
Segment Management:
James M. Link* President, Teledyne Brown Engineering, Inc.	62	Retired Lieutenant General Link has been the President of Teledyne Brown Engineering since July 2001. Prior to that, Mr. Link served as Senior Vice President of Science Applications International Corporation (SAIC) Applied Technology Group in Huntsville, Alabama. Before joining SAIC, Mr. Link had a distinguished 33-year career with the U.S. Army where he last served as Deputy Commanding General of the U.S. Army Materiel Command. Mr. Link is a director of Dewey Electronics Corporation.
Aldo Pichelli* Senior Vice President and Chief Operating Officer, Electronics and Communications Segment	53	Mr. Pichelli has been Senior Vice President and Chief Operating Officer of Teledyne’s Electronics and Communications segment since July 22, 2003. Prior to that, he served as Vice President and General Manager of Teledyne Instruments since its formation in 2001. Mr. Pichelli held various management and financial positions with several Teledyne companies (including former companies) since 1980, having been the Vice President and General Manager of Teledyne Analytical Instruments from 1997 to 2000 and the General Manager of Teledyne Hastings Instruments from 1996 to 1997.
Bryan L. Lewis President, Teledyne Continental Motors, Inc.	55	Mr. Lewis has been the President of Teledyne Continental Motors since 1992. From 1990 to 1992, he was President of the turbine engine operations of Teledyne, Inc. Mr. Lewis has held various technical and general management positions during his more than 21 years with Teledyne and its predecessors.
Rhett Ross President, Teledyne Energy Systems, Inc.	40	Mr. Ross has been President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc. Prior to that, he was General Manager of the Teledyne Energy Systems business unit. Before joining the Company in July 2000, Mr. Ross operated R4 Energy, a consulting business specializing in energy technologies. From 1993 to 1999, Mr. Ross was Vice President — Product Development of Energy Partners, Inc., a fuel cell development company.

Name and Title	Age	Principal Occupations Last 5 Years

Other Officers:
Robert W. Steenberge Chief Technology Officer	57	Mr. Steenberge has been Teledyne’s Chief Technology Officer since March 2000. Prior to that, he had been Vice President of Advanced Development at Teledyne Electronic Technologies since 1991. Since joining Teledyne in 1976, Mr. Steenberge has held various management positions with several of its aerospace and electronics companies.
Ivars R. Blukis Chief Business Risk Assurance Officer	62	Mr. Blukis has been Chief Business Risk Assurance Officer since January 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies. Since joining Teledyne in 1976, Mr. Blukis has held various financial and administrative positions with its microwave electronics components business unit.
Robyn E. McGowan Vice President-Administration and Human Resources and Assistant Secretary	40	Ms. McGowan has been Vice President — Administration and Human Resources of the Company since April 2003 and Vice President — Administration since December 2000. Prior to becoming a Vice President, she served as Director of Administration. She has been an Assistant Secretary of Teledyne since the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in August 1999, she was Director of the President’s Office and Secretary of the Corporation at Carnegie Mellon University.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	45	Miss Cibik has been Vice President of the Company since December 2000, Associate General Counsel since the spin-off, and an Assistant Secretary since October 1999. From April 1998 to the spin-off, Miss Cibik was Counsel — Corporate and Securities at ATI. Prior to joining ATI, she was Senior Counsel at PNC Bank Corp., now known as The PNC Financial Services Group, Inc., and had previously been associated with Kirkpatrick & Lockhart LLP, now known as Kirkpatrick & Lockhart Nicholson Graham LLP.
Shelley D. Green Treasurer	46	Ms. Green has been the Treasurer of Teledyne since October 2000, and served as Assistant Treasurer since the spin-off. Prior to joining ATI’s Aerospace and Electronics segment in October 1999, she spent 16 years at Occidental Petroleum Corporation serving its treasury operations and debt administration, having last served as Assistant Treasurer — Financial Operations.
Robert L. Schaefer Associate General Counsel, General Counsel of the Electronics and Communications Segment	59	Mr. Schaefer has been an Associate General Counsel of Teledyne and the General Counsel of Teledyne’s Electronics and Communications segment since June 2000. He has served as an Assistant Secretary since April 2002. Prior to joining Teledyne, he was Director of Legal for Raytheon Missile Systems.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

      Dr. Mehrabian has an Amended and Restated Employment Agreement with Teledyne, which provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement terminates on December 31 of each year, but will be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Starting September 1, 2004, Dr. Mehrabian’s annual base salary was $631,350. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to Teledyne (including service to ATI), but not more than 10 years.
      Fifteen current members of management have entered into Change in Control Severance Agreements with Teledyne. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of Teledyne and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian and Messrs. Kuelbs, Schnittjer and Link and one other executive) or two times (in the case of Mr. Pichelli and nine other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan (“AIP”) bonus target for the year in which the change in control occurs or the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current Annual Incentive Plan bonus based on the fraction of the year worked times the Annual Incentive Plan target objectives at 120 percent (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Plan awards, assuming applicable goals are met at 120 percent of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits for a period of up to 36 months (up to 24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by us under our Restricted Stock Award Programs.

•	Full vesting under our pension plans (within legal parameters).

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to cover any excise and federal income taxes imposed on the executive as a result of the payments constituting a “golden parachute” as defined in Section 280G of the Internal Revenue Code.

Risk Factors; Cautionary Statement as to Forward-Looking Statements
      The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form  10-K and in Teledyne’s 2004 Annual Report to Stockholders.
Our dependence on revenue from government contracts subjects us to many risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for our existing contracts may be diverted to other uses or delayed.
      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 43% of our total revenue for 2004. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.
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
      While U.S. defense spending has increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to moderate over the next few years. Continued defense spending does not necessarily correlate to continued business for the Company, because not all the programs in which Teledyne participates or has current capabilities may be provided with continued funding. Each of the Middle East and the North Korean situations could result in a diversion of funds from programs in which Teledyne participates and redirection of those funds to pay for costs associated with either situation or programs more closely related to it.
      Our Electronics and Communications segment provides a variety of products for newer military platforms such as the F/A-22 and F-35 aircraft. Development and production of these aircrafts are very expensive, and there is no guarantee that the Department of Defense, as it balances priorities, will continue to provide funding to manufacture and support these platforms.
      Also, over time, programs can evolve and affect the extent of our participation. For example, one of Teledyne Brown Engineering’s programs was restructured in 2003 to change the emphasis from a focus on test and evaluation to a focus on deployment and sustainment, which resulted in a nearly 16% decline in revenues from this contract compared to 2002 (from $58 million to $49 million). Then, in 2004, revenues related to this program totaled approximately $54 million with the increase over 2003 resulting from unanticipated ground tests. The Company expects revenues from this program to decline in 2005.
      The Company, principally and traditionally through its Systems Engineering Solutions segment, has been a significant contributor to NASA programs. The centerpiece of our current NASA activities is the International Space Station. While the Company anticipates contributing to President Bush’s announced vision for NASA that includes lunar and interplanetary exploration, funding for this vision may be reduced in the near term due to additional funding needs to return the Space Shuttle to flight.
      Furthermore, we obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted.
      Until November 29, 2004, under one of our spin-off agreements, we were not able to charge pension costs to the U.S. Government under our various government contracts. Since such date, we are able to so charge pension costs. While this might help reduce our pension expense, the addition of such costs in a bid for U.S. Government contracts, which is in essence an increase to the contract price to be paid, may itself negatively affect an award decision being made in favor of the Company.
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
      There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed price-type contracts (43% in 2004 as compared to 44% in 2003 and 41% in 2002). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. We continue to believe that the U.S. Government is increasingly requesting proposals for fixed price-type contracts.
      Certain fees under some of our U.S. Government contracts are linked to meeting development or testing deadlines. Fees may also be influenced or dependent on the collective efforts and success of other defense contractors over which we had no or limited control.
      We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. In addition, we have a compliance program designed to surface issues that may lead to voluntary disclosures to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed under seal pursuant to the False Claims Act more than four years before. The Company believes that its Electronic Safety Products unit’s involvement in the civil action is over, as the plaintiff’s appeal of Company’s motion to dismiss this action has been denied and the plaintiff’s petition for a rehearing en banc by the Court of Appeals of the DC Circuit has also been denied. Should the plaintiff file a petition for certiorari with the United States Supreme Court by March 21, 2005, the Company intends to continue its vigorous defense.
A declining stock market and lower interests rates negatively affect the value of our pension assets and could have a material adverse financial effect on us.
      We have a defined benefit pension plan covering most of our employees. At year-end 2004, notwithstanding improved market conditions, because of significant declines in the stock market over the last few years and low interest rates, the value of the pension assets was less than our accumulated pension benefit obligation. The accounting rules applicable to our pension plan require that amounts recognized in financial statements to be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will continue to be 8.5% in 2005, as it was in 2004 and 2003, and the assumed discount rate will be 6.25% in 2005, compared to 6.5% in 2004 and 7.0% in 2003.
      Since the spin-off through 2002, we recorded pension income. In 2003, we began to incur pension expense and we expect to continue to incur pension expense. The decline in pension income and the start of pension expense in 2003 is due to the completion, in 2001, of income amortization associated with the transition assets recorded pursuant to Statement of Financial Accounting Standards No.  87 —  “Employee’s Accounting for Pensions”, as well as the decline in the value of our pension assets, coupled with reductions in our expected rate of return and discount rate assumptions used for pension plan calculations as described above. We currently expect net pension expense of approximately $6.0 million in 2005, compared to net pension expense of $8.2 million in 2004 and $6.9 million for 2003. The expected reduced pension expense in 2005 relates to the termination on November 29, 2004, of one of our spin-off requirements that prohibited us from charging pension costs to the U.S. Government under various government contracts until such date. Given our pension plan’s current underfunded status, in 2004, we began making required cash contributions to our pension plan. Declines in the stock market and lower rates of return could increase future years required contributions to our pension plan.
      Effective January 1, 2004, in an effort to help alleviate additional pension expense in future years, new non-union employee hires do not participate in the defined benefit Pension Plan, but participate in an enhanced Teledyne Technologies Incorporated 401(k) Plan.
United States’ and global responses to terrorism, the Middle East situation and perceived nuclear threats increase uncertainties with respect to many of our businesses and may adversely affect the Company’s business and results of operations.
      United States’ and global responses to terrorism, the Middle East situation and perceived nuclear threats from North Korea and others increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect the Company.
      While some of our businesses that provide products or services to the U.S. Government experienced greater demand for their products and services as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. Government spending could shift to defense or Homeland Security programs in which we may not participate or may not have current capabilities and curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs.
      The effect of the decline in air travel on the financial condition of many of our commercial airline and aircraft manufacturer customers, resulting from terrorism, another SARS scare and other factors, could adversely affect our Electronics and Communications segment.
      Deterioration of financial performance of airlines could result in a further reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.
      The government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations, could lead to an overall decline in air travel and have an adverse affect on our Aerospace Engines and Components segment. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components and would also adversely affect our Aerospace Engines and Components segment. Potential reductions in the need for general aviation aircraft maintenance due to declines in air travel could also adversely affect our Aerospace Engines and Components segment.
Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.
      Our growth strategy includes acquisitions. Acquisitions involve various inherent risks, such as:

•	our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial, operating and other synergies anticipated to result from an acquisition;

•	our ability to assess, integrate and implement internal controls of acquired businesses in accordance with Section 404 of the Sarbanes-Oxley Act of 2002; and

•	unanticipated changes in business and economic conditions affecting an acquired business.
      While the Company conducts financial and other due diligence in connection with its acquisitions and generally seeks some form of protection, including indemnification from a seller and sometimes an escrow of a portion of the purchase price to cover potential issues, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, such indemnities or escrows may not fully cover such matters. In July 2004, we acquired Reynolds Industries, Incorporated, a private company that did not have formal internal controls and compliance systems in place. While the Company required the sellers to take certain compliance actions prior to the closing of the acquisition, including with respect to export controls, there is no assurance that we identified all issues.
      In June 2004, we acquired Isco, Inc. While this company’s products and customer base are complementary to Teledyne’s existing instrumentation businesses, there is no assurance that we will achieve all identified financial, operating and distribution synergies.
      In connection with acquisitions, we may consolidate one or more acquired facilities with other Teledyne facilities to obtain synergies and cost-savings. For example, we have recently relocated the manufacturing operations of the acquired defense electronics assets of Celeritek, Inc. to our Mountain View, California facility. Despite planning, relocation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel and learning or adaptation of manufacturing processes and techniques. Production delays at the new operating location could result.
      Except for the Filtronic Solid State assets acquisition, as permitted by SEC rules, our management’s report as to our assessment of the effectiveness of internal controls over financial reporting excludes our 2004 acquisitions from its scope and coverage. We plan to evaluate the internal controls of these acquired companies in 2005, and implement a formal and rigorous system of internal controls. The Company can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.
We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
      In order to remain competitive, we must make substantial investments in research and development to develop new and enhanced products and continuously upgrade our process technology and manufacturing capabilities.
      Although we believe that anticipated cash flows from operations and available borrowings under our $280.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including resurgence of the public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.
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
      We are also developing new electronic products, including electronic flight bags and high-density microprocessor connectors, which are intended to access markets in which Teledyne does not currently participate or has limited participation. We may be unsuccessful in accessing these markets if our products do not meet our customers’ requirements, due to either changes in technology and industry standards or because of actions taken by our competitors.
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
Technological change and evolving industry standards could cause certain of our products or services to become obsolete or non-competitive.
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
      The Company is currently working to make sure that certain of its electronic products sold in European member states comply with a directive not to contain impermissible levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls or polybrominated diphenyl ethers on or after July 1, 2006. Although many of our products are exempt from the European directive, we expect that over time component manufacturers may discontinue selling components that have the restricted substances. This will, in turn, require Teledyne to accommodate changes in parameters, such as the way parts are soldered, and may in some cases require redesign of certain products.
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
      While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is $25.0 million. Our existing aircraft product liability insurance policy expires in May 2005.
      Product recalls and field service actions could also have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Continental Motors had been engaged in a product recall of piston engine crankshafts whereby the Company recorded a $12.0 million pretax charge in the second quarter of 2000. Product recalls have the potential for tarnishing a company’s reputation and could have a material adverse effect on the sales of our products. In 2002, we reached a monetary settlement related to the 2000 recall with two of three companies that manufactured and processed allegedly defective steel subsequently made into aircraft engine crankshafts. We failed to win a jury verdict against a third company involved in making the steel. The Company continues to pursue cost recovery through litigation against one other materials supplier as a result of the 2000 product recall program. There is no assurance that the Company will recover any costs or the negative impact on its reputation.
      The Company has been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. We have not incurred material liabilities in connection with these lawsuits. The filings typically do not identify any of the Company’s products as a source of asbestos exposure, and the Company has been dismissed from cases for lack of product identification, but only after some defense costs have been incurred. Also, because of the prominent “Teledyne” name, we may be mistakenly joined in lawsuits involving a company or business that was not spun off or otherwise assumed by us as part of our 1999 spin-off. The Company’s historic insurance coverage, including that of its predecessors, may not fully cover such claims and defense of such matters, as coverage depends on the year of purported exposure and other factors. Nonetheless, the Company intends to defend these claims vigorously. Congress has been considering tort reform to deal with asbestos-related claims and has recently passed legislation addressing class action lawsuits.
      The gas generators manufactured by Teledyne Energy Systems, Inc. currently contain a sealed, wetted asbestos component. While the company has begun transitioning to a replacement material, has placed warning labels on its products and takes care in handling of this material by employees, there is no assurance that the Company will not face product liability claims involving this component.
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
      Insurance costs have increased greatly over the last few years. As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2005 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. The Company’s current aircraft product liability insurance policy expires in May 2005. In connection with the last renewal, based on more recent favorable claims experience and changes to the claims management process, the Company lowered its insurance premium costs and increased its annual self-insured retention to $25.0 million from $15.0 million. To alleviate aircraft product liability insurance costs, the Company continues to try to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on its aircraft engines and spare parts. The Company cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases.
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
      Aside from the uncertainties created by external events, such as September 11th and subsequent activities, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. We cannot assure that, for 2005 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years.
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
      We derive significant revenues from the commercial aerospace industry. Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. Delays or changes in aircraft and component orders could impact the future demand for our products and have a material adverse effect on our business, results of operations and financial condition. While the market for commercial aircraft has improved since the downturn triggered by the events of September 11th and the Iraqi war, another such event would increase the level of uncertainty regarding future orders for aircraft.
      In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and in mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our profits, or our production levels, or both.
      We develop and manufacture products for customers in the energy exploration market, which has been cyclical and suffered from over capacity in prior years. Strong demand and increased prices for oil and natural gas contributed to substantial revenue growth during 2004 at Teledyne Geophysical Instruments, which is not expected to be sustained.
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
      During 2004, international sales accounted for approximately 19% of our total revenues. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	convertibility and transferability of international currencies; and

•	exchange rate fluctuations.
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
      While the Company has an environmental management system and compliance program applicable to its operating facilities, including a “review and audit” program to monitor compliance where each facility is reviewed and audited by an internal environmental team every three years, such internal control is designed to reduce environment risk, it does not eliminate potential environmental liabilities. In addition, as the Company continues to pursue acquisitions, while it conducts environmental-related due diligence and generally seeks some form of protection, including indemnification from a seller, such acquired companies may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.
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
      For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 16 to Notes to Consolidated Financial Statements.
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
      Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. For example, we determined that the on-line process control instruments business of the German subsidiary of Isco, Inc. was not aligned with our strategy, and in February 2005, we entered into an agreement to sell this non-strategic business.
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
Provisions of our governing documents, applicable law, and our Change in Control Severance Agreements could make an acquisition of Teledyne more difficult.
      Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne in a transaction not approved by our board of directors more difficult. We have also entered into Change in Control Severance Agreements with 15 members of our management, which could have an anti-takeover effect.
The market price of our Common Stock has fluctuated significantly since our spin-off from ATI, and could continue to do so.
      Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $31.97 per share. At February 28, 2005, our closing stock price was $30.58. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors, such as acquisitions;

•	adverse business developments, such as the engine recall by Teledyne Continental Motors in 2000;

•	war in the Middle East or elsewhere;

•	additional terrorist activities;

•	increased military or homeland defense activities;

•	changes to the Federal budget;

•	improvements in the semiconductor, telecommunications, commercial aviation and electronic manufacturing services markets;

•	general market conditions; and

•	general economic factors unrelated to our performance.
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
A serious earthquake in California could adversely affect our business, results of operations and financial condition.
      Several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity. If any of these facilities or our California headquarters were to experience a catastrophic earthquake loss and notwithstanding our disaster recovery plans (including relating to information technology systems), it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities.

Item 2. Properties.
      Our principal facilities as of January 2, 2005 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment
Defense Electronics
Rancho Cordova, California	Development and production of traveling wave tubes	Owned
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Northridge, California	Development of electronic seat ejection sequencers	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Tracy, California	Development and production of precision secondary explosive components including initiators and detonators	Leased
Hudson, New Hampshire	Production of printed circuit boards	Owned
Instrumentation Products
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instruments	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of environmental monitoring instruments	Leased
Mason, Ohio	Development and production of environmental monitoring instruments	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Other Commercial Electronics
Los Angeles, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
Hawthorne, California	Production of electromechanical relays	Owned
San Diego, California	Development and production of connectors	Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned

Facility Location	Principal Use	Owned/Leased

Systems Engineering Solutions Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased
Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Redlands, California	Manufacturing of batteries for the general aviation market	Owned
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased
Energy Systems Segment
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of gas generators, power generating systems and fuel cell test stations	Leased
West Palm Beach, Florida	Research and development of fuel cell components and systems	Leased
      We also own or lease facilities elsewhere in the United States and outside the United States, including facilities in: Tijuana, Mexico; Gloucester, Newbury and West Drayton, England; Cumbernauld, Scotland; Cwmbran, Wales; and Ottawa, Canada. Our corporate executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021.
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
Item 4. Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of Teledyne’s stockholders during the fourth quarter of 2004.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Price Range of Common Stock and Dividend Policy
      Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	High	Low

2003
1st Quarter	$16.22	$10.92
2nd Quarter	$15.20	$12.40
3rd Quarter	$15.74	$13.07
4th Quarter	$19.60	$14.26

2004
1st Quarter	$21.75	$18.05
2nd Quarter	$20.49	$17.00
3rd Quarter	$25.39	$18.94
4th Quarter	$30.90	$23.06

2005
1st Quarter (through February 28, 2005)	$31.97	$26.00
      On February 28, 2005, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $30.58 per share. As of February 28, 2005, there were approximately 7,069 holders of record of the Common Stock.
      We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
      The Company did not repurchase any of its Common Stock in the fourth quarter of 2004.

Item 6. Selected Financial Data.
      The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. We have reclassified some amounts reported in previous years to conform to our 2004 presentation. Theses reclassifications did not effect our reported results of operations or stockholders’ equity. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Five-Year Summary of Selected Financial Data

	For the fiscal years

	2004	2003	2002	2001	2000

	(In millions, except per share amounts)
Sales	$1,016.6	$840.7	$772.7	$744.3	$795.1
Income from continuing operations	$41.7	$29.7	$25.4	$6.8	$31.9
Net income	$41.7	$29.7	$25.4	$6.6	$32.3
Working capital	$124.4	$129.5	$102.6	$115.3	$107.6
Total assets	$624.8	$433.6	$398.9	$355.7	$357.3
Long-term debt and capital lease obligations	$74.4	$—	$—	$30.0	$—
Stockholders’ equity	$262.1	$221.0	$176.8	$173.0	$163.1
Basic earnings per common share — continuing operations	$1.29	$0.92	$0.79	$0.21	$1.12
Diluted earnings per common share — continuing operations	$1.24	$0.91	$0.77	$0.21	$1.08
Basic earnings per common share	$1.29	$0.92	$0.79	$0.20	$1.13
Diluted earnings per common share	$1.24	$0.91	$0.77	$0.20	$1.09

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Teledyne Technologies Incorporated (“Teledyne”) is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.
      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.
Strategy
      As we grow both organically and through acquisitions, we are working to become a simpler and more integrated operating company. Over time, our goal is to continue on our path of high quality revenue and earnings growth and create a more focused set of businesses that are truly superior in their niches. We do this by executing on two focused fronts: first, by strengthening and expanding specific platforms in our core electronics, instruments and systems engineering businesses through organic growth and targeted acquisitions; and second, by pursuing operational excellence and margin expansion initiatives to continuously improve earnings. In addition, operational excellence to Teledyne means the rapid integration of the businesses we acquire. We continually evaluate our product lines to ensure that they are aligned with our strategy.
Recent Acquisitions
      After completing one acquisition in each of 2001 and 2002, and two acquisitions in 2003, we completed five acquisitions during our fiscal year ended 2004.
      We furthered our strategy to expand our presence in the environmental instrumentation market. On February 27, 2004, we acquired assets of Hudson, New Hampshire-based Leeman Labs, Inc., (“Leeman”) a manufacturer of spectrometers used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples, which products complement the organic analysis instruments of Teledyne Tekmar Company, a Mason, Ohio-based company acquired in 2003. On June 18, 2004, we acquired Isco, Inc., (“Isco”) located in Lincoln, Nebraska and a leading producer of water quality monitoring instruments, including samplers, flow meters and on-line process analyzers, which are complementary to Teledyne’s existing environmental instrumentation product lines.
      Our acquisitions have also focused on enhancing our aerospace and defense electronics businesses. On July 2, 2004, we completed the acquisition of Reynolds Industries, Incorporated, (“Reynolds”) a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, with operations in California and the United Kingdom. Reynolds Industries had historically supplied its high voltage connectors and cables to our traveling wave tubes.
      Two of our 2004 acquisitions furthered our strategy to develop a broader line of microwave products for our defense customers. On December 31, 2003, we acquired assets of the Filtronic Solid State (“Solid State”) business located in Santa Clara, California. This business, which was subsequently moved over a short time period to our facility in Mountain View, California, designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. Its precision YIG-based oscillators, filters and amplifiers serve some of the same customers of, and are used on some of the same military programs, as those of our longer-standing Teledyne Wireless and Teledyne Microwave Electronic Components (“MEC”) business units.
      On October 22, 2004, we acquired the assets of the defense electronics business of Celeritek, Inc., (“Celeritek”) based in Santa Clara, California. The solid state amplifiers and microwave subassemblies of this defense electronics business utilize design and manufacturing technology similar to Teledyne Microwave and are complementary with Teledyne MEC’s line of high power helix traveling wave tubes used on military, electronic warfare, radar and communications applications. Like the Solid State acquisition, to obtain various synergies, the operations of this business have been moved to and consolidated with our facility in Mountain View, California.
      On January 3, 2005, in an effort to streamline operations and reduce costs, the businesses principally operating as Teledyne Microwave, located in Mountain View, California, and Teledyne MEC, located in Rancho Cordova, California, were consolidated into one legal entity, Teledyne Wireless, Inc., a wholly-owned subsidiary of the Company. Teledyne Wireless, Inc. had been the subsidiary that bought the defense electronics assets of each of Solid State and Celeritek.
      All of the acquisitions are part of our Electronics and Communications segment. Their results are included in our consolidated financial statements since their respective dates of acquisition. Since the acquisition of certain assets of the Filtronic Solid State business occurred after Teledyne’s 2003 fiscal year, this acquisition is not reflected in the balance sheet or income statement at year-end 2003.
      Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. The following is our financial information for 2004, 2003 and 2002 (in millions, except per-share amounts):

	2004	2003	2002

Sales	$1,016.6	$840.7	$772.7
Costs and Expenses
Cost of sales	746.3	636.7	584.9
Selling, general and administrative expenses	203.4	157.0	145.6
Restructuring and other charges	—	—	(0.7)

Total costs and expenses	949.7	793.7	729.8

Income before other income and expense and income taxes	66.9	47.0	42.9
Interest and debt expense, net	1.9	0.8	0.6
Other income (expense)	3.0	(1.6)	(0.2)

Income before income taxes	68.0	44.6	42.1
Provision for income taxes	26.3	14.9	16.7

Net income	$41.7	$29.7	$25.4

Basic earnings per common share	$1.29	$0.92	$0.79

Diluted earnings per common share	$1.24	$0.91	$0.77

      We operate in four business segments: Electronics and Communications; Systems Engineering Solutions; Aerospace Engines and Components; and Energy Systems. The segments’ respective contributions as a percentage of total sales for 2004, 2003 and 2002 are summarized in the following table:

	Percentage of Sales

Segment	2004	2003	2002

Electronics and Communications	56%	53%	50%
Systems Engineering Solutions	24%	25%	27%
Aerospace Engines and Components	18%	20%	21%
Energy Systems	2%	2%	2%

	100%	100%	100%

Results of Operations

2004 Compared with 2003

Sales	2004	2003

Electronics and Communications	$567.9	$446.9
Systems Engineering Solutions	242.2	212.5
Aerospace Engines and Components	181.8	165.5
Energy Systems	24.7	15.8

Total sales	$1,016.6	$840.7

Net Income

Electronics and Communications	$54.4	$33.0
Systems Engineering Solutions	27.1	23.2
Aerospace Engines and Components(a)	6.1	6.4
Energy Systems	1.6	(0.7)

Segment operating profit and other segment income	89.2	61.9
Corporate expense	(19.8)	(14.9)
Interest and debt expense, net	(1.9)	(0.8)
Other income (expense)	0.5	(1.6)

Income before taxes(b)	68.0	44.6
Provision for income taxes	26.3	14.9

Net income	$41.7	$29.7

(a)	Total year 2004 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	Total year 2003 provision for taxes includes a $2.4 million income tax benefit from the reversal of an income tax contingency reserve which was determined to be no longer needed during 2003.
      We reported 2004 net sales of $1,016.6 million, compared with net sales of $840.7 million for 2003. Net income was $41.7 million ($1.24 per diluted share) for 2004, compared with $29.7 million ($0.91 per diluted share) for 2003.
      The increase in sales in 2004, compared with 2003, reflected improvement in all four reporting segments. The largest increase in sales was in the Electronic and Communications segment which grew, both organically and through strategic acquisitions, including: Tekmar Company, acquired in May 2003; Spirent’s Aviation Information Solutions businesses, acquired in June 2003; Filtronic Solid States’ defense assets, acquired in December 2003; Leeman Labs’ assets acquired in February 2004; Isco Inc., acquired in June 2004; Reynolds Industries, Inc. acquired in July 2004; and Celeritek’s defense assets, acquired in October 2004. The incremental increase in revenue from acquisitions in 2004, compared with 2003, was $98.6 million.
      The increase in segment operating profit and other segment income for 2004, compared with 2003, reflected improved results in the Electronics and Communications, System Engineering Solutions and Energy Systems segments, partially offset by lower operating profit in the Aerospace Engines and Components segment. The largest increase was in the Electronic and Communications segment and included incremental operating profit from acquisitions and related synergies of $11.8 million.
      Cost of sales in total dollars was higher in 2004, compared with 2003. The increase was primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2004 included $0.5 million in LIFO expense compared with a $5.1 million in LIFO income in 2003. Cost of sales as a percentage of net sales for 2004 was lower compared with 2003. The lower cost of sales percentage in 2004, reflected a lower cost of sales percentage for recent acquisitions which due to the nature of their business, carry a lower cost of sales percentage than most of Teledyne’s other businesses. The cost of sales percentage for 2004 for Teledyne’s existing businesses was relatively flat compared with 2003.
      Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2004, compared with 2003. This increase was primarily due to higher sales, which resulted from organic growth and acquisitions as well as higher corporate general and administrative expenses, offset in part by lower bid and proposal expense in the Systems Engineering Solutions segment. The higher corporate expense was impacted by internal and external costs related to Sarbanes-Oxley Act Section 404 compliance and auditing efforts and higher compensation expense. Selling, general and administrative expenses for 2004, as a percentage of sales, were higher compared with 2003, and reflected higher corporate expenses and also reflected a higher selling expense percentage for recent acquisitions which due to the nature of their business, carry a higher selling expense percentage than most of Teledyne’s existing businesses, partially offset by lower bid and proposal spending.
      Included in operating profit in 2004 was pension expense of $8.7 million, of which $0.5 million was recoverable in accordance with U.S. Government Cost Accounting Standards (CAS) from certain government contracts. Included in 2003 operating profit was $6.9 million of pension expense of which none was recoverable in accordance with CAS. The increase in pension expense in 2004 compared with 2003, reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit plan as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000.
      The Company’s effective tax rate for 2004 was 38.7%, compared with 33.3% for 2003. Total year 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for 2003 would have been 38.7%.
      Sales under contracts with the U.S. Government were approximately 43% of net sales in 2004 and 46% in 2003. International sales represented approximately 19% in 2004 and 16% of net sales in 2003.
      Total interest expense including facility fees and other bank charges was $2.2 million in 2004 and $1.0 million in 2003. Interest income was $0.3 million in 2004 and $0.2 million in 2003. The higher interest expense in 2004 reflected interest on debt incurred for acquisitions.
      Other income for 2004 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. In 2003, we recorded a $2.3 million charge, in other expense, for the write-off of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. Fiscal years 2004 and 2003 also include sublease rental income and royalty income in other income.

2003 Compared with 2002

Sales	2003	2002

Electronics and Communications	$446.9	$388.0
Systems Engineering Solutions	212.5	206.7
Aerospace Engines and Components	165.5	162.9
Energy Systems	15.8	15.1

Total sales	$840.7	$772.7

Net Income

Electronics and Communications	$33.0	$35.9
Systems Engineering Solutions	23.2	20.6
Aerospace Engines and Components	6.4	2.7
Energy Systems	(0.7)	(1.9)

Segment operating profit and other segment income	61.9	57.3
Corporate expense	(14.9)	(14.4)
Interest and debt expense, net	(0.8)	(0.6)
Other income (expense)	(1.6)	(0.2)

Income before taxes	44.6	$42.1
Provision for income taxes(a)	14.9	16.7

Net income	$29.7	$25.4

(a)	Total year 2003 provision for taxes includes a $2.4 million income tax benefit from the reversal of an income tax contingency reserve which was determined to be no longer needed during 2003.
      We reported 2003 net sales of $840.7 million, compared with net sales of $772.7 million for 2002. Net income was $29.7 million ($0.91 per diluted share) for 2003, compared with $25.4 million ($0.77 per diluted share) for 2002.
      The increase in sales in 2003, compared with 2002, reflected improvement in all four reporting segments. The largest sales growth was in the Electronic and Communications segment notwithstanding a difficult environment in some of the companies commercial markets. The higher sales in Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Monitor Labs, acquired in September 2002, Tekmar Company, acquired in May 2003, and Spirent’s Aviation Information Solutions businesses, acquired in June 2003. The incremental increase in revenue from acquisitions in 2003, compared with 2002, was $39.9 million.
      The increase in segment operating profit for 2003, compared with 2002, reflected improved results in the System Engineering Solutions, Aerospace Engines and Components and Energy Systems segments, partially offset by lower operating profit in the Electronics and Communications segment. The Electronic and Communications segment included incremental operating profit from acquisitions and related synergies of $1.9 million.
      Cost of sales in total dollars was higher in 2003, compared with 2002. The increase was in line with higher sales and also reflected higher pension expense, partially offset by product mix differences. Cost of sales as a percentage of net sales for 2003 was relatively flat compared with 2002. While the percentages were comparable, the 2003 percentage reflected the impact of pension expense compared with pension income in 2002. The impact was offset, in part, by product mix differences and $5.1 million in LIFO income in 2003 compared with $0.8 million in LIFO income in 2002. Total year 2003 also reflected an improvement in cost of sales as a percentage of sales due to finalization of award and incentive fee negotiations for work performed on certain contracts in prior years in the Systems Engineering Solutions segment. At December 29, 2002, Teledyne recorded income of $0.1 million following the final resolution of the 2001 restructuring, asset impairment and other charge.
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
      Sales under contracts with the U.S. Government were approximately 46% of net sales in 2003 and 2002. International sales represented approximately 16% of net sales in 2003 and 2002.
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
2001 Restructuring, Asset Impairment and Other Charge Information
      In 2001, the Company recorded a $26.4 million pretax charge of which $7.5 million was for asset impairments, $8.8 million was for restructuring and other charges, $9.8 million was for inventory write-downs and a $0.3 million pretax charge for discontinued operations.
      During 2002, the Company completed the efforts related to the 2001 charge, recording actual expenses of $26.3 million. At year-end 2002, the cumulative restructuring charges were $8.1 million, $0.7 million lower than the 2001 year-end estimate, the cumulative charges to cost of sales related to excess and obsolete inventory were $10.4 million, $0.6 million higher than the 2001 year-end-estimate, with no change to either the asset impairment charge or the charge for discontinued operations. This resulted in $0.2 million of income in the Electronics and Communications segment in 2002 and an additional cost impact of $0.1 million in the Systems Engineering segment during 2002. No amounts remain on the balance sheet related to the charge.

Segments
      The following discussion of our four segments should be read in conjunction with Note 14 to the Notes to Consolidated Financial Statements.
Electronics and Communications

	2004	2003	2002

	(Dollars in millions)
Sales	$567.9	$446.9	$388.0
Operating profit	$54.4	$33.0	$35.9
Operating profit % of sales	9.6%	7.4%	9.3%
International sales % of sales	27.6%	21.4%	21.7%
Governmental sales % of sales	25.9%	31.8%	29.7%
Capital expenditures	$12.8	$14.9	$8.3
      Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets.

2004 compared with 2003
      Our Electronics and Communications segment sales were $567.9 million in 2004, compared with sales of $446.9 million in 2003. Operating profit was $54.4 million in 2004, compared with $33.0 million in 2003.
      Sales in 2004, compared with 2003, reflected revenue growth in defense electronic products, electronic instruments, telecommunication subsystems, avionics products and relay products. This growth was partially offset by lower sales from electronic manufacturing services, primarily driven by lower government sales. The revenue growth in defense electronic products was driven by sales of traveling wave tubes and ejection seat sequencers, the acquisition of Reynolds Industries, Incorporated on July 2, 2004, and the acquisition of assets of Filtronic Solid State on December 31, 2003. Electronic instruments revenue for 2004, compared 2003, was favorably impacted by the acquisition of Isco on June 18, 2004, the acquisition of Leeman Labs’ assets on February 27, 2004, increased shipments of geophysical sensors for the petroleum exploration market and increased sales of other instrument products. Electronic instruments revenue for 2004, compared with 2003, was also favorably impacted by the acquisition of Tekmar Company on May 16, 2003. The revenue growth in avionics products was favorably impacted by the acquisition of the Aviation Information Solutions (“AIS”) businesses from Spirent plc on June 27, 2003. The increase in revenue from acquisitions for 2004, compared with 2003, was $98.6 million. Incremental operating profit from acquisitions including synergies for 2004, compared with 2003, was $11.8 million. Segment operating profit was favorably impacted by acquisitions and organic sales growth partially offset by an increase in pension expense. Pension expense was $6.0 million for 2004 compared with pension expense of $5.1 million in 2003. Operating profit in 2003 was favorably impacted by a $1.8 million reduction in LIFO reserve, which resulted from a reduced inventory level, mostly offset by a $0.9 million fourth quarter write-down on slow moving test equipment inventory and contract settlements totaling $0.8 million. No LIFO adjustment was made in 2004.
     2003 compared with 2002
      Our Electronics and Communications segment sales were $446.9 million in 2003, compared with sales of $388.0 million in 2002. Operating profit was $33.0 million in 2003, compared with $35.9 million in 2002.
      Sales in 2003, compared with 2002, reflected revenue growth in defense electronic products, electronic manufacturing services, avionics products, electronic instruments, medical products and commercial lighting products. The revenue growth in defense electronic products was driven by traveling wave tubes and military microelectronics. The revenue growth in electronic manufacturing services was driven by increased sales to military customers. Revenue growth in avionics products was driven by the acquisition of the Aviation Information Solutions businesses in June 2003, partially offset by continued weakness in the commercial aviation market. Electronic instruments revenue was favorably impacted by the acquisition of Monitor Labs Incorporated at the end of the third quarter of 2002 and the acquisition of Tekmar-Dohrmann in May 2003. This revenue growth in electronic instruments was partially offset by reduced sales of geophysical sensors for the petroleum exploration market. The increase in revenue from acquisitions for 2003, compared with 2002, was $39.9 million. Incremental operating profit from acquisitions including synergies for 2003, compared with 2002, was $1.9 million. Operating profit in 2003 was favorably impacted by increased sales and a $1.8 million reduction in LIFO reserve, which resulted from a reduced inventory level, compared with LIFO income of $0.6 million in 2002. These operating profit improvements were more than offset by a $0.9 million fourth quarter write-down on slow moving test equipment inventory, contract settlements totaling $0.8 million and higher pension expense. In 2002, the Company recorded a $0.8 million write-down of certain optoelectronics equipment due to lower than expected utilization. Segment operating profit in 2003 included $5.1 million of pension expense, compared with $2.0 million of pension income in 2002.
Systems Engineering Solutions

	2004	2003	2002

	(Dollars in millions)
Sales	$242.2	$212.5	$206.7
Operating profit	$27.1	$23.2	$20.6
Operating profit % of sales	11.2%	10.9%	10.0%
International sales % of sales	0.1%	0.1%	1.3%
Governmental sales % of sales	99.3%	99.0%	98.0%
Capital expenditures	$1.7	$1.5	$3.1
      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements.

2004 compared with 2003
      Our Systems Engineering Solutions segment sales were $242.2 million in 2004, compared with sales of $212.5 million in 2003. Operating profit was $27.1 million in 2004, compared with $23.2 million in 2003.
      Sales for 2004, compared with 2003, reflected revenue growth in core defense and environmental and aerospace programs. The higher operating profit in 2004, compared with 2003, was primarily due to higher sales and improved margins on various time and material contracts. Operating profit in 2003 was negatively impacted by the recognition of a $1.0 million loss on an office sublease agreement. Segment operating profit in 2004 included $0.8 million of pension expense, of which $0.5 million was recoverable in accordance with CAS from certain government contracts, compared with $0.3 million of pension expense in 2003 of which none was recoverable in accordance with CAS.

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
Aerospace Engines and Components

	2004	2003	2002

	(Dollars in millions)
Sales	$181.8	$165.5	$162.9
Operating profit	$6.1	$6.4	$2.7
Operating profit % of sales	3.4%	3.9%	1.7%
International sales % of sales	20.2%	23.5%	21.7%
Governmental sales % of sales	14.3%	14.9%	15.6%
Capital expenditures	$3.2	$3.2	$3.6
      Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

2004 compared with 2003
      Our Aerospace Engines and Components segment sales were $181.8 million in 2004, compared with sales of $165.5 million in 2003. Operating profit was $6.1 million in 2004, compared with $6.4 million in 2003.
      Sales in 2004, compared with 2003, reflected revenue growth in OEM piston engines, aftermarket piston engines and parts sales, and slightly higher turbine engine sales. Turbine engine sales for 2004, compared with 2003, were higher primarily due to increased spare parts sale and favorable Joint Air-to-Surface Standoff Missile (“JASSM”) engine sales, partially offset by reduced Improved Tactical Air-Launched Decoy (“ITALD”) and Harpoon cruise missile engines. Operating profit in 2004 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. While the terms of the piston engine agreement are confidential, the Company anticipates receiving $5.0 million in 2005 and $2.5 million in 2006 under the agreement. Segment operating profit for 2004 also reflected a $4.8 million increase in aircraft product liability insurance costs and self insurance reserve expense, a $1.7 million charge for environmental matters and LIFO expense of $0.5 million. Operating profit in the piston engine business in 2003 was positively impacted by a $3.3 million reduction in LIFO reserve, which resulted from a reduced inventory level. Segment operating profit in 2004 included $1.5 million of pension expense, compared with $1.3 million of pension expense in 2003.

2003 compared with 2002
      Our Aerospace Engines and Components segment sales were $165.5 million in 2003, compared with sales of $162.9 million in 2002. Operating profit was $6.4 million in 2003, compared with $2.7 million in 2002.
      Sales in 2003, compared with 2002, reflected revenue growth in OEM piston engines, partially offset by reduced sales of aftermarket products and services. Operating profit in the piston engine business was positively impacted by an improved cost structure, productivity improvements and a $3.3 million reduction in LIFO reserve, which resulted from a reduced inventory level, partially offset by an increase of

$4.1 million for aircraft product liability insurance costs and self insurance reserve expense. Operating profit in 2002 included $0.2 million from a reduction in LIFO reserve. Sales from turbine engines were unfavorably impacted by lower revenue from spare parts for Air Force training aircraft and lower Harpoon cruise missile engine sales, partially offset by higher revenue from ITALD engines and favorable Joint Air-to-Surface Standoff Missile (“JASSM”) engine sales. Operating profit for turbine engines was lower in 2003, compared with 2002, and resulted from lower sales and a less favorable product mix. Segment operating profit in 2003 included $1.3 million of pension expense, compared with $0.5 million of pension income in 2002.
Energy Systems

	2003	2002	2001

	(Dollars in millions)
Sales	$24.7	$15.8	$15.1
Operating profit/(loss)	$1.6	$(0.7)	$(1.9)
Operating profit/(loss) % of sales	6.5%	(4.4)%	(12.6)%
International sales % of sales	17.0%	22.8%	28.3%
Governmental sales % of sales	78.5%	67.7%	61.2%
Capital expenditures	$1.1	$0.6	$0.4
      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary electrolysis, thermoelectric and fuel cell technologies.

2004 compared with 2003
      Our Energy Systems segment sales were $24.7 million in 2004, compared with sales of $15.8 million in 2003. The 2004 operating income was $1.6 million, compared with a 2003 operating loss of $0.7 million.
      The increase in sales for 2004, compared with 2003, resulted from multi-year government contracts, which were awarded, in 2003, for fuel cell and thermoelectric power generator work. Operating profit for 2004, compared with the operating loss in 2003, was favorably impacted by the growth in sales and by a reduction in research and development costs. The operating loss in 2003 included $0.4 million in charges for contract claims and the recognition of a $0.5 million loss on a facility sublease agreement. Segment operating profit included pension expense of $0.1 million in 2004, compared with no pension expense in 2003.

2003 compared with 2002
      Our Energy Systems segment sales were $15.8 million in 2003, compared with sales of $15.1 million in 2002. The 2003 operating loss was $0.7 million, compared with an operating loss of $1.9 million in 2002.
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

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements
      Our principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2005. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement
      In June 2004, the Company terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. Excluding interest and fees, no payments are due under the credit facility until the credit facility terminates. Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $203.0 million at year-end 2004. For a description of some terms of our credit facility, see “Financing Activities” on page 43.
          Contractual Obligations
      The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 2, 2005. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2010 and
	2005	2006	2007	2008	2009	beyond	Total

Operating lease obligations	$10.2	$7.5	$4.7	$4.1	$3.2	$10.6	$40.3
Long-term debt obligations	3.1	0.1	—	—	70.5	—	73.7
Capital lease obligations(a)	0.3	0.3	0.3	0.4	0.4	5.4	7.1
Purchase obligations(b)	26.8	2.7	0.1	—	—	—	29.6

Total	$40.4	$10.6	$5.1	$4.5	$74.1	$16.0	$150.7

(a)	Includes imputed interest and short-term portion

(b)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.
      The amounts above exclude our minimum funding requirements as set forth by ERISA, which are $24.6 million over the next two years. Our minimum funding requirements after 2004 are dependent on several factors. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 13 of the Notes to Consolidated Financial Statements
          Operating Activities
      In 2004, net cash provided from continuing operations was $84.9 million, compared with $56.8 million in 2003 and $74.2 million in 2002. The higher net cash provided from continuing operations for 2004, compared with 2003, reflected improved net income and lower aircraft product liability settlement payments, as well as operating cash flow from acquisitions, partially offset by defined benefit pension contributions of $3.1 million. The deferred income tax component of the cash flow statement reflected a $6.8 million increase in 2004, a $7.6 million decrease in 2003 and a $15.2 million increase in 2002 related to the minimum pension liability adjustment recorded in each year. This adjustment had no impact on cash flows from operations in 2004.
      The decrease in net cash provided from continuing operations in 2003, compared with 2002, reflected timing differences related to accounts payable, differences in the cash impact of income taxes, higher payments in 2003 for aircraft product liability settlements and higher accounts receivables balances. The higher accounts receivables balances reflected the impact of higher sales in December 2003 compared to December 2002. In 2003, cash was used to pay down accounts payable, compared to an increase in accounts payable for 2002 resulting primarily from timing of inventory and capital purchases. The deferred income tax and the accrued pension obligation components of the cash flow statement in 2003 were both affected by the deferred tax amount of $7.6 million related to the minimum pension liability adjustment recorded in 2003. This adjustment had no impact on cash flows from continuing operations in 2003.
      Fiscal years 2003 and 2002 reflected payments for workers compensation claims. The 2002 cash used by discontinued operations also reflected the payment of a purchase price adjustment.

Working Capital
      Working capital was $124.4 million at year-end 2004, compared with $129.5 million at year-end 2003. The decrease in working capital was due to lower cash balances, offset in part, by working capital from recent acquisitions. The lower cash balances reflects cash used to pay down debt incurred for recent acquisitions. We continue to emphasize improvements in working capital management.
          Balance Sheet Changes
      The changes in the following selected components of Teledyne balance sheet are discussed below (in millions):

	2004	2003

Cash and cash equivalents	$11.4	$37.8
Accounts receivables, net	$141.7	$121.3
Inventories, net	$97.7	$63.6
Long-term deferred income taxes, net	$28.3	$19.7
Property, plant and equipment, net	$90.8	$76.0
Goodwill, net	$166.0	$56.2
Acquired intangible assets, net	$26.0	$5.4
Accounts payable	$62.3	$48.1
Short-term accrued liabilities	$97.0	$74.9
Other long-term liabilities	$54.9	$38.4
Long-term debt and capital lease obligations, net of current portion	$74.4	$—
Accrued pension obligation	$46.7	$25.6
Accumulated other comprehensive loss	$(22.3)	$(11.3)
      The lower balance in cash and cash equivalents at January 2, 2005, compared with December 28, 2003 reflected cash used to acquire businesses and capital spending, partially offset by positive cash flow from operations. The higher balance in accounts receivables, inventory, property, plant and equipment and accounts payable reflected the impact of businesses acquired in 2004. The increase in long-term deferred income taxes reflected the $6.8 million increase related to the minimum pension liability adjustment. Goodwill and acquired intangible assets reflect the impact of acquisitions. The increase in short-term accrued liabilities reflected liabilities for businesses acquired in 2004 and higher compensation accruals. The increase in other long-term liabilities reflected an increase in the aircraft product liability reserve. The accrued pension obligation increased primarily as a result of the increase in the unfunded pension liability in 2004, partially offset by pension contributions. The change in the accumulated other comprehensive loss reflected the $10.9 million non-cash adjustment related to the increase in the unfunded pension liability in 2004. The adjustment to the accumulated other comprehensive loss component of equity was required since the difference between the value of the Company’s pension assets and the accumulated pension benefit obligation was larger as of year-end 2004, compared with year-end 2003 (the “unfunded pension liability”). The reduction to equity did not affect net income and was recorded net of $6.8 million in deferred taxes. The increase in long-term debt and capital lease obligations resulted from cash used to acquire businesses in 2004 and a capital lease assumed in the Reynolds acquisition.

Investing Activities
      Net cash used in investing activities included capital expenditures as presented below:
Capital Expenditures

	2004	2003	2002

	(In millions)
Electronics and Communications	$12.8	$14.9	$8.3
Systems Engineering Solutions	1.7	1.5	3.1
Aerospace Engines and Components	3.2	3.2	3.6
Energy Systems	1.1	0.6	0.4

	$18.8	$20.2	$15.4

      During 2005, we plan to invest approximately $23.0 million in capital principally to reduce manufacturing costs, to introduce new products and to upgrade capital equipment. Commitments at January 2, 2005 for capital expenditures were approximately $2.6 million.
      Investing activities in 2004 included the five acquisitions. On December 31, 2003, Teledyne acquired the electronic warfare business of Filtronic Solid State for $12.0 million in cash. Solid State’s electronic warfare business had sales of approximately $12.5 million for the fiscal year ended May 2003. On February 27, 2004, Teledyne acquired Leeman Labs’ assets for $8.1 million in cash which includes a purchase price adjustment. Leeman Labs had sales of approximately $8.6 million for the fiscal year ended September 30, 2003. On June 18, 2004, Teledyne completed the acquisition of the stock of Isco for $16.00 per share in cash or $93.8 million net of cash acquired. Teledyne sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. Teledyne assumed $2.9 million in long-term debt as part of the Isco acquisition. Isco had sales of approximately $60.8 million for the fiscal year ended July 25 2003. On July 2, 2004, Teledyne acquired Reynolds for $41.2 million in cash which includes a purchase price adjustment and is net of cash acquired. Teledyne assumed a $3.9 million capital lease as part of the Reynolds acquisition. Reynolds had sales of approximately $35.0 million for the fiscal year ended April 30, 2004. On October 22, 2004, Teledyne acquired the defense electronics business of Celeritek, Inc. for $32.7 million in cash, which includes the receipt of a purchase price adjustment. The defense electronics business of Celeritek, Inc. had sales of approximately $19.7 million for the fiscal year ended March 31, 2004.
      Investing activities in 2003 included the acquisitions of AIS and Tekmar Company. On June 27, 2003, Teledyne acquired AIS for $6.4 million in cash, which is net of a $0.4 million purchase price adjustment. AIS had sales of approximately $16.8 million for the fiscal year ended December 2002. On May  16, 2003, Teledyne acquired Tekmar Company for $13.5 million in cash. Tekmar Company had sales of $22.5 million for the fiscal year ended in September 2002.
      Investing activities in 2002 included the acquisition of Monitor Labs from Spirent plc on September 27, 2002 for $24.0 million in cash. Monitor Labs had sales of approximately $25.6 million for the twelve months ended September 29, 2002. Investing activities in 2002 also included the receipt of a tax refund of $1.1 million related to the API acquisition.

      In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003 and the allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Isco, Reynolds, Solid State and Leeman Labs acquisitions are complete as of year-end 2004. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $36.4 million of goodwill recorded in 2004 is deductible for tax purposes. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Celeritek acquisition and has made preliminary estimates as of January 2, 2005, since there was insufficient time between the acquisition date and the end of the quarter to finalize the valuation. The preliminary amount of goodwill recorded as of January 2, 2005 for the Celeritek acquisition, was $25.0 million. The preliminary amount of intangible assets recorded as of January 2, 2005 for the Celeritek acquisition, was $3.9 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.
      The following table summarizes the total intangible assets acquired as part of the five acquisitions made in 2004 and the two acquisitions made in 2003 (dollars in millions):

		Weighted
		average
	January 2,	useful life
	2005	in years

Intangibles not subject to amortization:
Goodwill	$121.2	n/a
Trademarks	10.0	n/a

Total	$131.2

Intangibles subject to amortization:
Proprietary Technology	$10.0	9.7
Customer List/ Relationships	4.7	6.4
Patents	0.2	14.9
Non-compete agreements	0.2	5.0
Backlog	0.9	1.1

Total subject to amortization	$16.0	6.2

      Amortizable intangible assets are amortized over their estimated useful lives on a straight line basis. The Company recorded $1.4 million and $0.2 million in amortization expense in 2004 and 2003, respectively, for acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2005-$2.4, 2006-$1.7, 2007-$1.6, 2008-$1.6, 2009-$1.5.

      The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the five acquisitions made in 2004 (in millions):

Current assets, excluding cash acquired	$50.4
Property, plant and equipment	19.7
Goodwill	110.1
Intangible assets	20.6
Other assets	19.5

Total assets acquired	220.3
Current liabilities, including short-term debt	28.2
Long-term debt	0.5
Long-term capital lease	3.8

Total liabilities assumed	32.5
Purchase price, net of cash acquired	$187.8

Financing Activities
      Cash provided by financing activities for 2004 also reflected net borrowings under the revolving credit agreement. Cash used in financing activities for 2002 reflected the payment of long-term debt. Cash provided by financing activities for fiscal years 2004, 2003 and 2002 reflect proceeds from the exercise of stock options.
      In June 2004, the Company terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At year-end 2004, we had $203.0 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.15% and 0.30% of the credit line, depending on our capitalization ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. Total debt at year-end 2004 includes the $70.0 million outstanding under the credit facility and $3.2 million assumed in the Isco acquisition, of which $3.1 million is current. The Company also assumed a $3.9 million capital lease in the Reynolds acquisition, of which $0.1 million is current. We also had $0.5 million in long-term debt outstanding at year-end 2004 under a $5.0 million uncommitted bank facility. This credit line is utilized, as needed, for periodic cash needs. At January 2, 2005, the Company had $10.0 million in outstanding letters of credit.
      In March 2003, Teledyne announced that its Board of Directors authorized the Company to purchase, from time to time, up to one million shares of its Common Stock in open market or privately negotiated transactions through March 31, 2004. No repurchases were made under the program.

Pension Plans
      In connection with the spin-off, a defined benefit pension plan was established and Teledyne assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan. The Company has changed its retirement benefits for non-union new hires. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the company’s existing defined benefit plan. Currently, Teledyne anticipates making an after-tax cash contribution of approximately $9.0 million to its defined benefit pension plan in 2005. Also, under one of its spin-off agreements, after November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts in accordance with CAS.
      Statement of Financial Accounting Standard (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. This condition existed since year-end 2002. In accordance with the requirements of SFAS No. 87, the Company has a $22.7 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $7.2 million and a long-term additional pension liability of $44.3 million at year-end 2004. As of year-end 2003, the Company had a $11.8 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $8.5 million and an additional long-term pension liability of $27.9 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes. The reduction will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 13 of the Notes to Consolidated Financial Statements for additional pension disclosures.
Other Matters

Income Taxes
      As noted earlier, the Company’s effective tax rate for 2004 was 38.7%, compared with 33.3% for 2003 and 39.7% for 2002. Total year 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for 2003 would have been 38.7%. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at January 2, 2005 will be realized.

Costs and Pricing
      Inflationary trends in recent years have been moderate. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of goods sold. These costs, the increasing costs of equipment and other costs are considered in establishing sales pricing polices. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures
      We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2004 or 2003. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Related Party Transactions
      In connection with the spin-off, Teledyne and ATI entered into several agreements governing the separation of our businesses and various employee benefits, compensation, tax, indemnification and transition arrangements. The Company’s principal spin-off requirements, including the requirement to ensure a favorable tax treatment, have been satisfied. Three of our nine directors continue to serve on ATI’s board. In addition, under one of our spin-off agreements, the Company is able to charge pension costs to the U.S. Government under certain government contracts after November 29, 2004. In 2004, we purchased the “Teledyne” name and related logos, symbols and marks from an affiliate of ATI for $412,000.
      Our Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of our directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and we believe that our relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of ten lenders under our $280.0 million credit facility, having committed up to $25.0 million under the facility. It also provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan and provides asset management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders rights plan.

Environmental
      We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $3.5 million at January 2, 2005. This amount includes $1.8 million for an environmental matter related to the Aerospace Engines and Component segment. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.
      For additional discussion of environmental matters, see Notes 2 and 16 to the Notes to Consolidated Financial Statements.

Government Contracts
      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 43% in 2004 and 46% of total sales in 2003 and in 2002. For a summary of sales to the U.S. Government by segment, see Note 14 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 33%, 31% and 30% of total sales for 2004, 2003 and 2002, respectively.
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

Estimates and Reserves
      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, aircraft product liability, employee dental and medical benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other Matters — Critical Accounting Policies”.
      The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 2, 2005 and December 28, 2003:
Reserves and Valuation Accounts(a)

	2004	2003

	(In millions)
Allowance for doubtful accounts	$2.6	$2.4
LIFO reserves	$21.7	$21.1
Other inventory reserves	$21.2	$14.2
Aircraft product liability reserves(b)	$27.4	$13.0
Workers’ compensation and general liability reserves(b)	$6.3	$4.5
Warranty reserve	$6.9	$6.0
Environmental reserves(b)	$3.5	$2.0
Other accrued liability reserves(b)	$3.9	$3.2

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.
(b)	Includes both long-term and short-term reserves.
          Critical Accounting Policies
      Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; impairment of long-lived assets; income taxes; inventories and related allowance for obsolete and excess inventory; aircraft product liability reserve, accounting for pension plans and accounting for business combinations. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Revenue Recognition
      Commercial sales and revenue from U.S. Government fixed-price-type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, in accordance with the requirements of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”, revenues may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts are recorded as costs are incurred and fees are earned. Since certain contracts extend over a long period of time, all revisions in cost and funding estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, a provision is made for the total anticipated loss.
      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 101 and No. 104 on revenue recognition.
      Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our preexisting warranty liabilities and adjust amounts as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2004	2003

Balance at beginning of year	$6.0	$5.2
Accruals for product warranties charged to expense	3.5	3.5
Cost of product warranty claims	(3.4)	(3.9)
Acquisitions	0.8	1.2

Balance at year-end	$6.9	$6.0

Impairments of Long-Lived Assets
      We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when events and circumstances indicate that the undiscounted cash flows expected to be generated by an asset (including any proceeds from dispositions) are less than the carrying value of the asset and the asset’s carrying value is less than its fair value. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. In 2002, we determined that the carrying amounts of certain of our long-lived assets were no longer recoverable based on estimates of future operating cash flows to be generated by these assets. As a result, in 2002, we recorded a $0.8 million write-down of certain optoelectronic equipment and a $0.5 million charge related to the partial write-down of the Company’s $2.8 million cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2003, we wrote-off the remaining $2.3 million of this investment.

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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. A valuation allowance of $3.3 million exists as of January 2, 2005. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to adjust the valuation allowance, which could impact our financial position and results of operations.
      Provisions for income taxes for 2004, 2003 and 2002 are subject to audit by the Internal Revenue Service and the tax authorities in the various jurisdictions in which we do business.

Inventories and Related Allowance for Obsolete and Excess Inventory
      Inventories are valued at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. We primarily use the last-in, first-out method of inventory accounting that reflects current costs in the costs of products sold. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Inventories have been reduced by an allowance for excess and obsolete inventories. The estimated allowance is based on management’s review of inventories on hand compared to assumptions about future demand and market conditions. If actual future demand or market conditions are more or less favorable than those currently projected by management, adjustments may be required. In 2003, we recorded a $0.9 million fourth quarter write-down on slow moving test equipment inventory in our Electronics and Communication segment. Total inventories at cost were net of reserves for excess, slow moving and obsolete inventory of $21.2 million and $14.2 million at January 2, 2005 and December 28, 2003, respectively. The increase from 2003 is primarily attributable to reserve balances acquired as part of acquisitions made in 2004.

Aircraft Product Liability Reserve
      We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. The Company has aircraft and product liability insurance. However, based on a review of claims experience, changes to the claims management process and an analysis of available options, the Company, in 2004, increased its annual self-insurance retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors to $25.0 million from $15.0 million, and as a result lowered its annual insurance premium. We cannot assure that, for 2005 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires May 2005.

Accounting for Pension Plans
      Teledyne has a defined benefit pension plan covering most of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87 — “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2005, compared with 8.5% in 2004, and its assumed discount rate will be 6.25% in 2005, compared with 6.5% in 2004. The Company made an after-tax contribution of $1.9 million to its pension plan in 2004, and anticipates making an after-tax cash contribution of approximately $9.0 million to its pension plan in 2005. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. As noted earlier, since the value of the Company’s pension assets were less than the accumulated pension benefit obligation, in accordance with the requirements of SFAS No. 87, the Company has a $22.7 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $7.2 million and an additional long-term pension liability of $44.3 million at year-end 2004. The adjustment to equity did not affect net income and is net of deferred taxes of $14.4 million. The charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 13 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Accounting for Business Combinations
      The Company accounts for goodwill and purchased intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The Company performs an annual impairment review in the fourth quarter by comparing the fair value of the reporting units, which are our four business segments, to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on the annual impairment review completed in the fourth quarter of 2004, no impairment of goodwill or intangible assets with indefinite lives was indicated. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition.

Recent Accounting Pronouncements

SFAS No. 123R
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date — fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” Beginning with the third quarter of 2005, Teledyne plans to recognize compensation expense in accordance with FASB No. 123R. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings by $2.2 million in the second half of 2005.

SFAS No. 151
      In November 2004, the FASB issued SFAS No 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for first fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact on the Company.

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

SFAS No. 150
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for noncontrolling interests of a limited-life subsidiary which has been deferred indefinitely. As Teledyne currently has no financial instruments that would be subject to SFAS No. 150, the adoption had no impact on the Company.

SFAS No. 149
      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and had no impact on Teledyne’s financial position or results of operations.

FIN 46
      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne’s adoption of FIN 46 had no impact on the Company’s consolidated results of operations or financial position.

SFAS No. 143
      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs (“SFAS No. 143”). Teledyne’ initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.
Outlook
      Based on its current outlook, the Company’s management believes that first quarter 2005 earnings per share will be in the range of approximately $0.37 to $0.40. The full-year 2005 earnings per share outlook is expected to be in the range of approximately $1.35 to $1.43. The Company’s estimated effective income tax rate for 2005 is 39.6%.

      The Company’s 2005 outlook reflects anticipated sales growth in defense electronics and instrumentation businesses, primarily due to the full-year effect of the Company’s acquisitions completed in 2004. Organic sales growth of electronic instruments is expected to be offset by a substantial reduction in sales of geophysical sensors for the energy exploration market. The Company’s management expects revenue in its Systems Engineering segment to peak in the first quarter of 2005, due in part to favorable timing on certain chemical weapons demilitarization programs and the Company’s systems engineering and technical assistance contract with the U.S. Army. In addition, revenues in the Company’s Energy Systems segment and its military turbine engine business are expected to be lower in the second half of 2005 compared with the second half of 2004.
      The full year 2005 earnings outlook includes approximately $6.0 million or $0.11 per share in pension expense after recovery of allowable pension costs from our government contracts. Full year 2004 earnings included $8.7 million or $0.16 per share in gross pension expense, or $8.2 million or $0.15 per share in net pension expense after recovery of allowable pension costs from our government contracts. The decrease in pension expense reflects, in part, the ability to recover pension cost from the government in 2005, partially offset by increased pension liability due to a reduction in the discount rate assumption for the Company’s defined benefit plan. The Company’s assumed discount rate is 6.25% in 2005, compared with 6.5% in 2004.
      Beginning with the third quarter of 2005, the Company plans to recognize compensation expense in accordance with SFAS No. 123 (revised 2004). The adoption of this standard for the expensing of stock options is expected to reduce earnings per share by approximately $0.05 in the second half of 2005.
EARNINGS PER SHARE SUMMARY
(Diluted earnings per common share from continuing operations)

	2005 Full Year
	Outlook		2004 Results	2003 Results

	Low	High	Actual	Actual

Earnings per share (excluding net pension expense, income tax benefit and stock option expense)	$1.51	$1.59	$1.39	$0.97
Net pension expense after recovery from certain government contracts	(0.11)	(0.11)	(0.15)	(0.13)

Earnings per share (excluding income tax benefit and stock option expense)	1.40	1.48	1.24	0.84
Income tax benefit	—	—	—	0.07
Stock option expense	(0.05)	(0.05)	—	—

Earnings per share	$1.35	$1.43	$1.24	$0.91

Safe Harbor Cautionary Statement Regarding Outlook and Other Forward Looking Data
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters, stock option expense and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including funding, continuation, timing and award of government programs, changes in demand for products sold to the semiconductor, communications, commercial aviation and energy exploration markets, changes in insurance expense, customers’ acceptance of piston engine price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, stock market fluctuations affect the value of the Company’s pension assets.

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
      While Teledyne’s growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if, or on what terms, any acquisitions will be made. Acquisitions, including the recent acquisition of the defense electronics business of Celeritek, Inc., Reynolds Industries, Incorporated and Isco, Inc., involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.
      Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 15 of this Form 10-K under the caption “Risk Factors; Cautionary Statements as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
      The information required by this item is included in this Report at page 44 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 8. Financial Statements and Supplementary Data.
      The information required by this item is included in this Report at pages 57 through 91. See the “Index to Financial Statements and Related Information” at page 56.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.
Item 9A. Controls and Procedures.
Disclosure Controls
      Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management, with the participation of its Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, have evaluated the effectiveness, as of January 2, 2005, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 2, 2005, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control
      See Management Statement on page 57 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 58 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.
      There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2005, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.
Sarbanes-Oxley Disclosure Committee
      In September 2002, the Company formally constituted the Sarbanes-Oxley Disclosure Committee. Current members include:
      John T. Kuelbs, Senior Vice President, General Counsel and Secretary
       Dale A. Schnittjer, Vice President and Chief Financial Officer
       Ivars R. Blukis, Chief Business Risk Assurance Officer (Internal Audit)
       Susan L. Main, Vice President and Controller
       Robyn E. McGowan, Vice President, Administration and Human Resources and
Assistant Secretary
       Melanie S. Cibik, Vice President, Associate General Counsel and Assistant Secretary
       Shelley D. Green, Treasurer
       Brian A. Levan, Director of External Financial Reporting and Assistant Controller
       Jason VanWees, Director of Corporate Development and Investor Relations
      Among its tasks, the Sarbanes-Oxley Disclosure Committee discusses and reviews disclosure issues to help the Company fulfill its disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Corporate Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company’s management.
Item 9B. Other Information.
      None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
      In addition to the information set forth under the caption “Executive Management” beginning at page 11 in Part I of this Report, the information concerning the directors of Teledyne required by this item is set forth in the 2005 Proxy Statement under the caption “Item 1 on Proxy Card — Election of Directors” and is incorporated herein by reference. The information set forth in the Proxy Statement under the captions “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
Item 11. Executive Compensation.
      The information required by this item is set forth in the 2005 Proxy Statement under the captions “Directors Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and

Insider Participation” and is incorporated herein by reference. Teledyne does not incorporate by reference in this Form 10-K either the “2004 Report on Executive Compensation” or the “Cumulative Total Stockholder Return” section of the 2005 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item is set forth in the 2005 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.
Equity Compensation Plans Information
      The following table summarizes information with respect to equity compensation plans as of December 31, 2004:

				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			under Equity
	to be Issued upon			Compensation Plans
	Exercise of		Weighted-Average	[excluding securities
	Outstanding Options,		Exercise Price of Options,	reflected in
	Warrants and Rights		Warrants or Rights	column (a)]
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:
1999 Incentive Plan	2,343,050	(1)	$14.35	501,117	(2)
2002 Stock Incentive Plan	911,404	(3)	$16.39	1,044,990
Non-Employee Director Stock Compensation Plan	228,012		$14.01	135,437
Employee Stock Purchase Plan(4)	—		—	1,000,000
Equity compensation plans not approved by security holders	—		—	—

Total	3,482,466		$14.86	2,681,544

(1)	The amount does not include 42,384 shares of our Common Stock issued with respect to the third and final installment under our Performance Share Plan for the 2000-2002 performance cycle.

(2)	The 1999 Incentive Plan, as amended, contains a “capped” evergreen provision. It provides that if the number of issued and outstanding shares of our Common Stock is increased after January 26, 2000, the total number of shares available for issuance under this plan will be increased by 10%, up to an additional 2,500,000 shares. As a result of Teledyne’s public offering completed in the third quarter of 2000, 460,500 additional shares were made available for issuance under the 1999 Incentive Plan. Hence, an additional 2,039,500 shares could become available for issuance under this Plan depending on Teledyne’ issued and outstanding shares of Common Stock after January 26, 2000 (after considering that, as a result of our 2000 public offering, 460,500 shares have already been registered and listed with respect to the Plan under this evergreen provision).

(3)	The amount does not include up to 306,237 shares of our Common Stock potentially issuable (at maximum payout) under our Performance Share Plan for the 2003-2005 performance cycle.

(4)	Teledyne maintains an Employee Stock Purchase Plan (commonly known as The Stock Advantage Plan) for eligible employees. It enables employees to invest in our Common Stock through automatic, after-tax payroll deductions, within specified limits. Teledyne adds a 25% matching company contribution up to $1,200 annually. The Company’s contribution is currently paid in cash and the Plan Administrator purchases shares in the open market.

Item 13. Certain Relationships and Related Transactions.
      The information required by this item is set forth in the 2005 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
      The information required by this item is set forth in the 2005 Proxy Statement under the captions “Fees Billed by Independent Auditors” and “Audit Committee Pre-Approval Policy” under “Item 2 on the Proxy Card — Ratification of Appointment of Independent Auditor” and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
      (a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 55 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 90 of this Report, which is incorporated herein by reference.

(3) Exhibits

A list of exhibits filed with this Form 10-K or incorporated by reference is found in the Exhibit Index immediately following the certifications of this Report and incorporated herein by reference.
      (b) Exhibits:

See Item 15(a)(3) above.
      (c) Financial Schedules:

See Item 15(a)(2) above.

MANAGEMENT STATEMENT
RESPONSIBILITY FOR PREPARATION OF THE FINANCIAL STATEMENTS AND ESTABLISHING AND MAINTAINING ADEQUATE INTERNAL CONTROL OVER FINANCIAL REPORTING
      We are responsible for the preparation of the financial statements included in this Annual Report. The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on the best estimates and judgments of management. The other financial information contained in this Annual Report is consistent with the financial statements.
      Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of Teledyne’s financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
      We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting at the recent Leeman, Isco, Reynolds and Celeritek acquisitions, which are included in the 2004 consolidated financial statements of the Company and constituted: $195.0 million and $172.6 million of total and net assets, respectively, as of January 2, 2005 and: $70.2 million and $4.9 million of total revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the dates acquired and year-end and the complexity associated with assessing internal controls during integration efforts, thus making the process impractical. Based on this evaluation we believe that, as of January 2, 2005, the Company’s internal controls over financial reporting were effective.
      Ernst and Young LLP, an independent registered public accounting firm, has issued their report on our evaluation of Teledyne’s internal control over financial reporting. Their report appears on page 58 of this Annual Report.
Date: February 18, 2005

/s/ Robert Mehrabian

Robert Mehrabian
Chairman, President and Chief Executive Officer
Date: February 18, 2005

/s/ Dale A. Schnittjer

Dale A. Schnittjer
Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Teledyne Technologies Incorporated
      We have audited management’s assessment, included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, that Teledyne Technologies Incorporated maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent Leeman, Isco, Reynolds and Celeritek acquisitions which are included in the 2004 consolidated financial statements of Teledyne Technologies Incorporated and constituted: $195.0 million and $172.6 million of total and net assets, respectively, as of January 2, 2005 and: $70.2 million and $4.9 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities due to insufficient time between the dates acquired and year-end and the determination that it was impractical to sufficiently address the complexities associated with post-integration merger efforts to assess those controls. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of Leeman, Isco, Reynolds and Celeritek.
      In our opinion, management’s assessment that Teledyne Technologies Incorporated maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Teledyne Technologies, Incorporated maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005 of Teledyne Technologies Incorporated and our report dated February 18, 2005 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the index at Item 15(a) and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Teledyne Technologies Incorporated
      We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of January 2, 2005 and December 28, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at January 2, 2005 and December 28, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Teledyne Technologies Incorporated’s internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 18, 2005

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2004	2003	2002

Sales	$1,016.6	$840.7	$772.7
Costs and expenses
Cost of sales	746.3	636.7	584.9
Selling, general and administrative expenses	203.4	157.0	145.6
Restructuring and other charges	—	—	(0.7)

Total costs and expenses	949.7	793.7	729.8

Income before other income and expense and income taxes	66.9	47.0	42.9
Interest and debt expense, net	1.9	0.8	0.6
Other income (expense)	3.0	(1.6)	(0.2)

Income before income taxes	68.0	44.6	42.1
Provision for income taxes	26.3	14.9	16.7

Net income	$41.7	$29.7	$25.4

Basic earnings per common share	$1.29	$0.92	$0.79

Diluted earnings per common share	$1.24	$0.91	$0.77

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2004	2003

Assets
Cash and cash equivalents	$11.4	$37.8
Accounts receivables, net	141.7	121.3
Inventories, net	97.7	63.6
Deferred income taxes, net	26.8	22.7
Prepaid expenses and other current assets	9.3	7.1

Total current assets	286.9	252.5
Property, plant and equipment, net	90.8	76.0
Deferred income taxes, net	28.3	19.7
Goodwill, net	166.0	56.2
Acquired intangibles, net	26.0	5.4
Other assets, net	26.8	23.8

Total Assets	$624.8	$433.6

Liabilities and Stockholders’ Equity
Accounts payable	$62.3	$48.1
Accrued liabilities	97.0	74.9
Current portion of long-term debt and capital lease	3.2	—

Total current liabilities	162.5	123.0
Long-term debt and capital lease obligations	74.4	—
Accrued pension obligation	46.7	25.6
Accrued postretirement benefits	24.2	25.6
Other long-term liabilities	54.9	38.4

Total Liabilities	362.7	212.6
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 2004 — 32,912,362 and 2003 — 32,266,578	0.3	0.3
Additional paid-in capital	142.8	132.4
Retained earnings	141.3	99.6
Accumulated other comprehensive loss	(22.3)	(11.3)

Total Stockholders’ Equity	262.1	221.0

Total Liabilities and Stockholders’ Equity	$624.8	$433.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity

Balance, December 31, 2001	$0.3	$128.0	$44.5	$0.2	$173.0
Net income	—	—	25.4	—	25.4
Other comprehensive income, net of tax:
Loss on marketable equity security	—	—	—	(0.4)	(0.4)
Foreign currency translation gain	—	—	—	0.2	0.2
Minimum pension liability adjustment				(23.2)	(23.2)

Comprehensive income	—	—	25.4	(23.4)	2.0
Exercise of stock options and other, net	—	1.8	—	—	1.8

Balance, December 30, 2002	0.3	129.8	69.9	(23.2)	176.8
Net income	—	—	29.7	—	29.7
Other comprehensive loss, net of tax:
Gain on marketable equity security	—	—	—	0.3	0.3
Foreign currency translation gains	—	—	—	0.2	0.2
Minimum pension liability adjustment	—	—	—	11.4	11.4

Comprehensive income	—	—	29.7	11.9	41.6
Exercise of stock options and other, net	—	2.6	—	—	2.6

Balance, December 29, 2003	0.3	132.4	99.6	(11.3)	221.0
Net income	—	—	41.7	—	41.7
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(0.1)	(0.1)
Minimum pension liability adjustment	—	—	—	(10.9)	(10.9)

Comprehensive income	—	—	41.7	(11.0)	30.7
Exercise of stock options and other, net	—	10.4	—	—	10.4

Balance, January 2, 2005	$0.3	$142.8	$141.3	$(22.3)	$262.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2004	2003	2002

Operating activities
Net income	$41.7	$29.7	$25.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	24.8	23.1	21.8
Deferred income taxes	(10.2)	8.0	(15.1)
Gains on sale of property, plant and equipment	—	—	0.9
Disposal of fixed assets	0.9	—	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease(increase) in accounts receivables	(1.2)	(7.0)	4.3
Decrease (increase) in inventories	(11.9)	8.5	(8.0)
Decrease (increase) in prepaid expenses and other assets	(1.8)	1.0	0.5
Decrease (increase) in long-term assets	(3.5)	0.2	1.6
Increase (decrease) in accounts payable	8.6	(10.5)	14.8
Increase in accrued liabilities	10.0	2.3	3.6
Increase in current income taxes receivable, net	1.0	0.6	7.7
Increase in other long-term liabilities	16.4	3.1	6.8
Decrease in accrued postretirement benefits	(1.4)	(1.2)	(2.2)
Increase (decrease) in accrued pension obligation	11.4	(1.9)	12.1
Other operating, net	0.1	0.9	—

Net cash provided by operating activities from continuing operations	84.9	56.8	74.2
Net cash from discontinued operations	—	(0.1)	(0.9)

Net cash provided by operating activities	84.9	56.7	73.3

Investing activities
Purchases of property, plant and equipment	(18.8)	(20.2)	(15.4)
Purchase of business and other investments, net of cash acquired	(187.8)	(19.9)	(22.9)
Proceeds from sale of marketable securities	17.3	—	—
Other investing, net	0.2	(0.2)	0.7

Net cash used by investing activities	(189.1)	(40.3)	(37.6)

Financing activities
Net proceeds from (repayments of) long-term debt	70.5	—	(30.0)
Proceeds from exercise of stock options and other, net	7.3	2.4	1.4

Net cash provided (used) by financing activities	77.8	2.4	(28.6)

Increase (decrease) in cash and cash equivalents	(26.4)	18.8	7.1
Cash and cash equivalents — beginning of year	37.8	19.0	11.9

Cash and cash equivalents — end of year	$11.4	$37.8	$19.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business

      Effective November 29, 1999 (the “Distribution Date”), Teledyne Technologies Incorporated (“Teledyne” or the “Company”), became an independent, public company as a result of the distribution by Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated (“ATI”), of the Company’s Common Stock, $.01 par value per share, to holders of ATI Common Stock at a distribution ratio of one for seven (the “spin-off”). The spin-off has been treated as a tax-free distribution for federal income tax purposes. The spin-off included the transfer of certain of the businesses of ATI’s Aerospace and Electronics segment to the new corporation, immediately prior to the Distribution Date. ATI no longer has a financial investment in Teledyne.
      Teledyne is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and industrial applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.
      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.
      Teledyne consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom, Germany, Mexico and Canada; the Systems Engineering Solutions segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy Systems segment with operations in the United States.
      On January 3, 2005, in an effort to streamline operations and reduce costs, the businesses principally operating as Teledyne Microwave, located in Mountain View, California, and Teledyne Microwave Electronic Components, located in Rancho Cordova, California, were consolidated into one legal entity, Teledyne Wireless, Inc., a wholly-owned subsidiary of the Company. Teledyne Wireless, Inc. had been the subsidiary that bought the defense electronics assets of each of Filtronic Solid State and Celeritek, Inc. Teledyne Wireless, Inc. is part of the Electronics and Communications segment.
Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements of Teledyne include the accounts of the businesses as described in Note 1. Significant intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been changed to conform to the 2004 presentation. Theses changes did not affect our reported results of operations or stockholders’ equity.

Fiscal Year
      The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2004 was a 53-week fiscal year and ended on January 2, 2005. Fiscal years 2003, and 2002 were 52-week years and ended on December 28, 2003 and December 29, 2002, respectively. References to the years 2004, 2003 and 2002 are intended to refer to the respective fiscal year unless otherwise noted.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, aircraft product liability, employee dental and medical benefits and other contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

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
      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 101 and No. 104 on revenue recognition.
      Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2004	2003

Balance at beginning of year	$6.0	$5.2
Accruals for product warranties charged to expense	3.5	3.5
Cost of product warranty claims	(3.4)	(3.9)
Acquisitions	0.8	1.2

Balance at year-end	$6.9	$6.0

Research and Development
      Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $32.6 million in 2004, $27.9 million in 2003, and $26.2 million in 2002. Costs related to customer-funded research and development contracts

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
were $230.7 million in 2004, $190.1 million in 2003, and $170.6 million in 2002 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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
      The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	2004	2003	2002

Basic earnings per share
Net income	$41.7	$29.7	$25.4

Weighted average common shares outstanding	32.4	32.2	32.2

Basic earnings per common share	$1.29	$0.92	$0.79

Diluted earnings per share
Net income	$41.7	$29.7	$25.4

Weighted average common shares outstanding	32.4	32.2	32.2
Dilutive effect of contingently issuable shares	1.3	0.5	0.7

Weighted average diluted common shares outstanding	33.7	32.7	32.9

Diluted earnings per common share	$1.24	$0.91	$0.77

     Stock Incentive Plan
      ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. In connection with the spin-off, outstanding stock options held by Teledyne’s employees that participated in the plan prior to the spin-off were converted into options to purchase Teledyne’s Common Stock.
      The following disclosures are based on stock options held by Teledyne’s employees and include the stock options that have been converted from ATI options to Teledyne’s options as noted above. Teledyne accounts for its stock option plans in accordance with APB Opinion No. 25 — “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and is effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.
      As noted in the preceding paragraph, Teledyne accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per-share data):

	Fiscal Year

	2004	2003	2002

Net income as reported	$41.7	$29.7	$25.4
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(3.7)	(4.8)	(5.4)

Adjusted net income	$38.0	$24.9	$20.0

Basic earnings per share
As reported	$1.29	$0.92	$0.79
As adjusted	$1.17	$0.77	$0.62
Diluted earnings per share
As reported	$1.24	$0.91	$0.77
As adjusted	$1.13	$0.76	$0.61
      The following assumptions were used in this valuation:

	For the year

	2004	2003	2002

Expected dividend yield	—	—	—
Expected volatility	60.7%	62.1%	69.4%
Risk-free interest rate	4.0%	4.0%	5.0%
Expected lives	8.0	8.0	8.0
Weighted-average fair value of options granted during the year	$12.89	$9.12	$10.64
     Accounts Receivable
      Receivables are presented net of a reserve for doubtful accounts of $2.6 million at January 2, 2005 and $2.4 million at December 28, 2003. Expense recorded for the reserve for doubtful accounts was $0.6 million, $0.2 million, and $0.6 million for 2004, 2003, and 2002, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Cash Equivalents
      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $3.9 million at January 2, 2005 and $32.9 million at December 28, 2003.
     Inventories
      Inventories are stated at the lower of cost (last-in, first-out; first-in, first-out; and average cost methods) or market, less progress payments. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.
     Property, Plant and Equipment
      Property, plant and equipment is capitalized at cost. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on plant and equipment was $23.4 million in 2004, $22.9 million in 2003 and $21.8 million in 2002.
     Goodwill and Acquired Intangible Assets
      Teledyne’s goodwill was $166.0 million at January 2, 2005 and $56.2 million at December 28, 2003. Teledyne’s acquired intangible assets were $26.0 million at January 2, 2005 and $5.4 million at December 28, 2003. The increase in both goodwill and acquired intangibles in 2004 resulted from acquisitions. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but reviewed at least annually for impairment. The Company performs an annual impairment review in the fourth quarter by comparing the fair value of the reporting units, which are our four business segments, to their carrying values. Fair values are estimated using discounted cash flow methodologies that are based on projections of the amounts and timing of future revenues and cash flows. Based on the annual impairment review completed in the fourth quarter of 2004, no impairment of goodwill or intangible assets with indefinite lives was indicated. The allocation of the purchase price for the acquisition of Tekmar Company was completed as of year-end 2003 and the allocation of the purchase price for the acquisition of AIS was completed in the first quarter of 2004. The allocation of the purchase price for the Isco, Inc., Reynolds Industries, Incorporated and the Filtronic Solid State and Leeman Labs asset acquisitions are complete as of year-end 2004. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $36.4 million of goodwill recorded in 2004, is deductible for tax purposes. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Celeritek acquisition and has made preliminary estimates as of January 2, 2005, since there was insufficient time between the acquisition date and the end of the quarter to finalize the valuation. The preliminary amount of goodwill recorded as of January 2, 2005 for the Celeritek acquisition, was $25.0 million. The preliminary

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
amount of intangible assets recorded as of January 2, 2005 for the Celeritek acquisition was $3.9 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.
      The following table summarizes the total intangible assets acquired as part of the five acquisitions made in 2004 and the two acquisitions made in 2003 (dollars in millions):

		Weighted
		average
		useful
		life in
	January 2, 2005	years

Intangibles not subject to amortization:
Goodwill	$121.2	n/a
Trademarks	10.0	n/a

Total	$131.2

Intangibles subject to amortization:
Proprietary technology	$10.0	9.7
Customer list/relationships	4.7	6.4
Patents	0.2	14.9
Non-compete agreements	0.2	5.0
Backlog	0.9	1.1

Total subject to amortization	$16.0	6.2

      Amortizable intangible assets are amortized on a straight line basis. The Company recorded $1.4 million and $0.2 million in amortization expense in 2004 and 2003, respectively for acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2005-$2.4, 2006-$1.7, 2007-$1.6, 2008-$1.6, 2009-$1.5.
      The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for five acquisitions made in 2004 (in millions):

Current assets, excluding cash acquired	$50.4
Property, plant and equipment	19.7
Goodwill	110.1
Intangible assets	20.6
Other assets	19.5

Total assets acquired	220.3
Current liabilities, including short-term debt	28.2
Long-term debt	0.5
Long-term capital lease	3.8

Total liabilities assumed	32.5
Purchase price, net of cash acquired	$187.8

     Other Long-Lived Assets
      The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and sum of undiscounted future cash flows of the underlying businesses. An impairment loss

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
is recognized when the sum of expected undiscounted future net cash flows is less than book value. In 2003, Teledyne recorded a $2.3 million charge for the write-down of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices. In 2002, Teledyne recorded a $0.5 million charge for the partial write-down of this investment. In 2002, Teledyne also recorded a $0.8 million write-down of certain optoelectronic equipment.
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
     Foreign Currency Translation
      The Company’s foreign entities’ accounts are measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income in stockholders’ equity. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes.
     Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date-fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes SFAS No. 25, Accounting for Stock Issued to Employees. Beginning with the third quarter of 2005, Teledyne plans to recognize compensation expense in accordance with FASB No. 123R. The adoption of this standard for the expensing of stock options is expected to reduce pretax earnings by $2.2 million in the second half of 2005.
      SFAS No. 151. In November 2004, the FASB issued SFAS No 151, “Inventory Costs-an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for first fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact on the Company.
      SFAS No. 132. In December 2003, the FASB issued SFAS No 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”). SFAS No. 132 requires additional information regarding the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods as is effective immediately upon issuance. The Company has included the required disclosures in Note 13 to the Notes to Consolidated Financial Statements.
      SFAS No. 150. In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, except for noncontrolling interests of a limited-life subsidiary which has been deferred indefinitely. As Teledyne currently has no financial instruments that would be subject to SFAS No. 150, the adoption had no impact on the Company.
      SFAS No. 149. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and had no impact on Teledyne’s financial position or results of operations.
      FIN 46. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities created after January 31, 2003, and to variable interest entities in which a company obtains an interest after that date. In October 2003, the FASB deferred the effective date to the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which a company holds a variable interest that is acquired before February 1, 2003. Teledyne’s adoption of FIN 46 had no impact on the Company’s consolidated results of operations or financial position.
      SFAS No. 143. In June 2001, the FASB issued SFAS No. 143 — “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Teledyne’s initial adoption of SFAS No. 143, effective January 1, 2003, did not have a material effect on its financial position or results of operations.
     Hedging Activities
      Teledyne has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2004 or 2003.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
     Supplemental Cash Flow Information
      Teledyne’s cash payments for federal, foreign and state income taxes were $30.2 million for 2004 which is net of refunds of $40 thousand. Teledyne’s cash payments for federal, foreign and state income taxes were $15.1 million for 2003 which is net of refunds of $2.2 million. Teledyne’s cash payments for federal, foreign and state income taxes were $13.5 million for 2002 which is net of refunds of $7.4 million. Cash payments for interest and facility fees by Teledyne totaled approximately $1.2 million, $0.4 million and $0.7 million for 2004, 2003 and 2002, respectively.
     Comprehensive Income
      Teledyne’s comprehensive income consists of net income, the minimum pension liability adjustment, changes in the value of marketable equity securities and foreign currency translation adjustments. The minimum pension liability adjustment was recorded net of deferred taxes of $14.4 million, $7.6 million and $15.2 million in 2004, 2003 and 2002, respectively. See Note 13 for a further discussion of the pension adjustment. Teledyne’s comprehensive income was $30.7 million, $41.6 million, and $2.0 million for the years 2004, 2003 and 2002, respectively.
      The year-end components of accumulated other comprehensive income (loss) are shown in the following table (in millions):

	Balance at year-end

	2004	2003	2002

Foreign currency translation gains	$0.4	$0.4	$0.2
Gain (loss) on marketable equity security	—	0.1	(0.2)
Minimum pension liability adjustment	(22.7)	(11.8)	(23.2)

Accumulated other comprehensive income (loss)	$(22.3)	$(11.3)	$(23.2)

Note 3. 2001 Restructuring, Asset Impairment and Other Charges

      In 2001, the Company recorded a $26.4 million pretax charge of which $7.5 million was for asset impairment, $8.8 million was for restructuring and other charges, $9.8 million was for inventory write-downs and a $0.3 million pretax charge for discontinued operations.
      During 2002, the Company completed the efforts related to the 2001 charge, recording actual expenses of $26.3 million. At year-end 2002, the cumulative restructuring charges were $8.1 million, $0.7 million lower than the 2001 year-end estimate, the cumulative charges to cost of sales related to excess and obsolete inventory were $10.4 million, $0.6 million higher than the 2001 year-end-estimate, with no change to either the asset impairment charge or the charge for discontinued operations. This resulted in $0.2 million of income in the Electronics and Communications segment in 2002 and an additional cost impact of $0.1 million in the Systems Engineering segment during 2002. No amounts remain on the balance sheet related to the charge.
Note 4. Business Combinations and Discontinued Operation

      On October 22, 2004, Teledyne, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek, Inc. (Celeritek) for $32.7 million in cash, which includes the receipt of a $0.3 million purchase price adjustment. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne relocated the business from Santa Clara, California and consolidated it with Teledyne’s operations in Mountain View, California.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      On July 2, 2004 Teledyne Investment, Inc., completed the acquisition of Reynolds Industries, Incorporated (Reynolds), headquartered in Los Angeles, California, for total consideration of $41.2 million which includes the payment of a purchase price adjustment and is net of cash acquired. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems.
      On June 18, 2004, Teledyne completed the acquisition of the stock of Isco, Inc. (Isco) for $16.00 per share in cash or $93.8 million net of cash acquired. Teledyne sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. Isco, located in Lincoln, Nebraska, is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters. Isco’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use.
      Isco’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Isco had been acquired at the beginning of each fiscal year and includes the effect of amortization of acquired identifiable intangible assets as well as increased interest expense on acquisition debt. Isco’s historical fiscal quarter end had been approximately three weeks after Teledyne’s fiscal quarter end. Isco’s historical results were pro-rated to reflect the same number of days per period as reported by Teledyne for the periods presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable. The following table contains the pro forma results for the 2004 and 2003 fiscal year.

	2004	2003

	(Unaudited — in
	millions, except per
	share amounts)
Net sales	$1,050.6	$905.5
Net income	$43.8	$30.9
Basic earnings per common share	$1.35	$0.96
Diluted earnings per common share	$1.30	$0.95
      On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire, for $8.1 million in cash, which includes a payment of a $0.1 million purchase price adjustment. Leeman Labs’ product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.
      On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne, through its wholly owned subsidiary Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State (Solid State) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne’s operations in Mountain View, California.
      On June 27, 2003, Teledyne acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), which include Spirent Systems Wichita, Inc., Spirent Systems — Aerospace Solutions (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited, for $6.4 million in cash, which is net of a purchase price adjustment. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The acquisition of AIS

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
provides Teledyne with advanced airborne file servers, data analysis software and information displays that are highly synergistic with Teledyne Controls’ data acquisition and communication systems that enhance flight safety and maintenance efficiency for airline and airfreight customers.
      On May 16, 2003, Teledyne acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronics and Communications business segment. Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon.
      On September 27, 2002, Teledyne acquired Monitor Labs from Spirent plc for $24 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania.
      In November 2001, Teledyne acquired API for $25.0 million in cash. API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California.
      Each of the above acquisitions are part of the Electronics and Communications segment and are included in the consolidated financial statements since the date of each respective acquisition.
      In July 2001, Teledyne combined its Energy Systems business unit with assets of Florida based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. This transaction was recorded as a transfer of net assets between entities under common control in accordance with SFAS No. 141. The company focuses on supplying thermoelectric and fuel cell power systems to government customers and hydrogen/oxygen gas generators and test stands to commercial customers.
      In 2000, Teledyne sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment In 2002, Teledyne made payments for a purchase price adjustment. In 2003 and 2002, Teledyne made payments for workers’ compensation claims. The consolidated statements of cash flows reflect payments related to Teledyne Cast Parts as a discontinued operation.
Note 5. Financial Instruments

      Teledyne values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at January 2, 2005 approximated the carrying value of $70.6 million. There was no long-term debt outstanding at December 28, 2003.
      The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Accounts Receivable

      Accounts receivable are summarized as follows (in millions):

	Balance at year-end

	2004	2003

U.S. Government and prime contractors contract receivables:
Billed receivables	$30.1	$39.7
Unbilled receivables	18.9	14.0
Commercial and other receivables	95.3	70.0

	144.3	123.7
Reserve for doubtful accounts	(2.6)	(2.4)

Total accounts receivable, net	$141.7	$121.3

      The billed contract receivables from the U.S. Government and prime contractors contain $10.0 million and $13.0 million at January 2, 2005 and December 28, 2003, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $17.2 million and $13.1 million at January 2, 2005 and December 28, 2003, respectively, due to long-term contracts.
      Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.
Note 7. Inventories

      Inventories consisted of the following (in millions):

	Balance at year-end

	2004	2003

Raw materials and supplies	$35.8	$22.4
Work in process	80.2	54.0
Finished goods	8.9	12.1

Total inventories at current cost	124.9	88.5
LIFO reserve	(21.6)	(21.1)
Progress payments	(5.6)	(3.8)

Total inventories, net	$97.7	$63.6

      Inventories at current cost, determined on the last-in, first-out method were $82.7 million at January 2, 2005 and $58.4 million at December 28, 2003. The remainder of the inventory at current cost, $42.2 million at January 2, 2005 and $30.1 million at December 28, 2003 was determined using the first-in, first-out and average cost methods and does not differ materially from current cost.
      In 2004, the Company recorded LIFO expense of $0.5 million which resulted from higher inventory levels. During 2003 and 2002, inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase income by $5.1 million in 2003 and $0.8 million in 2002.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $21.2 million and $14.2 million at January 2, 2005 and December 28, 2003, respectively. The reserve at January 2, 2005 reflected reserves acquired as part of acquisitions made in 2004.
      Inventories, before progress payments, related to long-term contracts were $15.2 million and $23.1 million at January 2, 2005 and December 28, 2003, respectively. Progress payments related to long-term contracts were $4.9 million and $2.1 million at January 2, 2005 and December 28, 2003, respectively.
      Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.
Note 8. Supplemental Balance Sheet Information

      Property, plant and equipment were as follows (in millions):

	Balance at year-end

	2004	2003

Land	$8.1	$4.9
Buildings	55.0	43.2
Equipment	183.3	169.7

	246.4	217.8
Accumulated depreciation and amortization	(155.6)	(141.8)

Total property, plant and equipment, net	$90.8	$76.0

      Other long-term assets included amounts related to deferred compensation, software and other intangible assets. Accrued liabilities included salaries and wages and other related compensation reserves of $40.8 million and $30.2 million at January 2, 2005 and December 28, 2003, respectively. Other long-term liabilities included aircraft product liability reserves of $21.3 million and $13.0 million at January 2, 2005 and December 28, 2003, respectively and deferred compensation liabilities of $12.6 million and $10.5 million at January 2, 2005 and December 28, 2003, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.
Note 9.     Stockholders’ Equity

      The following is an analysis of Teledyne’s common stock activity:

Common
Stock

Balance, December 31, 2001	31,859,839
Stock options exercised and other	188,988

Balance, December 30, 2002	32,048,827
Stock options exercised and other	217,751

Balance, December 29, 2003	32,266,578
Stock options exercised and other	645,784

Balance, January 2, 2005	32,912,362

      Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Stock
      Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2004, 2003 or 2002.

Stockholder Rights Plan
      On November 12, 1999, the Company’s Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on each share of Teledyne’s Common Stock distributed to ATI’s stockholders in connection with the spin-off and each share to become outstanding between the effective date of the spin-off and the earliest of the distribution date, redemption date and final expiration date. The rights will be exercisable only if a person or group acquires 15 percent or more of the Company’s Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15 percent or more of the Common Stock. Each right will entitle stockholders to then buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $60 per share. There are 1,250,000 shares of Series A Junior Participating Preferred Stock authorized for issuance under the plan. The record date for the distribution was the close of business of November 22, 1999. The rights will expire on November 12, 2009, subject to earlier redemption or exchange by Teledyne as described in the plan. The rights distribution is not taxable to stockholders.

Stock Incentive Plan
      ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. Teledyne had officers and key employees that participated in this plan prior to the spin-off. In connection with the spin-off, outstanding stock options held by Teledyne’s employees were converted into options to purchase Teledyne’s Common Stock. The number of shares and the exercise price of each ATI option that was converted to a Teledyne’s option was converted based upon a formula designed to preserve the inherent economic value, vesting and term provisions of such ATI options as of the Distribution Date. The exchange ratio and fair market value of the Teledyne’s Common Stock, upon active trading, also impacted the number of options issued to Teledyne’s employees.
      Teledyne has established its own long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne.
      Stock option transactions for Teledyne’s employees are summarized as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	3,364,237	$14.12	3,256,563	$14.28	2,757,451	$14.12
Granted or issued	462,859	$19.28	525,625	$13.45	635,150	$14.49
Exercised	(538,552)	$13.35	(112,038)	$10.25	(88,138)	$10.38
Canceled or expired	(34,090)	$18.76	(305,913)	$15.63	(47,900)	$15.35

Ending balance	3,254,454	$14.92	3,364,237	$14.12	3,256,563	$14.28

Options exercisable at year-end	2,331,729	$14.28	2,240,672	$13.78	2,033,423	$13.29

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table provides certain information with respect to stock options outstanding and stock options exercisable at year-end 2004:

				Stock Options
	Stock Options Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

Under $10.00	702,378	$9.19	4.6	702,378	$9.19
$10.00 – $14.99	1,233,629	$13.83	6.8	771,678	$13.84
$15.00 – $19.99	1,277,530	$18.77	6.5	820,756	$18.49
$20.00 – $24.99	9,000	$22.26	7.3	5,000	$23.87
$25.00 – $28.69	31,917	$27.16	5.8	31,917	$27.16

	3,254,454	$14.92	6.2	2,331,729	$14.28

Non-Employee Director Stock Compensation Plan
      Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance. The following table provides certain information with respect to the non-employee director stock options outstanding:

		Weighted
		Average
	Shares	Exercise Price	Price or Range

Balance, December 31, 2001	84,393	$12.33	$6.31 – $22.47
Stock options issued	51,531	$14.72	$9.65 – $18.13

Balance, December 30, 2002	135,924	$13.23	$6.31 – $22.47
Stock options issued	55,424	$12.68	$8.37 – $14.22
Stock options exercised	(2,000)	$9.94	$9.94

Balance, December 29, 2003	189,348	$13.11	$6.31 – $22.47
Stock options issued	47,503	$17.42	$12.54 – $19.61
Stock options exercised	(8,839)	$12.96	$9.94 – $14.75

Balance, January 2, 2005	228,012	$14.01	$6.31 – $22.47

Note 10.     Related Party Transactions

      Prior to and in connection with the spin-off, Teledyne and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services. The Company’s principal spin-off requirements, including the requirement to ensure a favorable tax treatment, have been satisfied. Three of Teledyne’s nine directors continue to serve on ATI’s board. In addition, under one of the spin-off agreements, the Company is able to charge pension costs to the U.S. Government under certain government contracts after November 29, 2004. In 2004, Teledyne purchased the “Teledyne” name and related logos, symbols and marks from an affiliate of ATI for $412,000.
      The Company’s Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of its directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
commercial terms, and the Company believes that its relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of ten lenders under the Company’s $280.0 million credit facility, having committed up to $25.0 million under the facility. Mellon Bank, N.A. provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under the Company’s pension plan and provides asset management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under the Company’s stockholders’ rights plan.
Note 11.     Long-Term Debt

      At January 2, 2005, Teledyne had $70.6 million in long-term debt outstanding. At December 28, 2003, Teledyne had no long-term debt outstanding.
      On June 15, 2004, the Company terminated its then existing $200 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At year-end 2004, the Company had $203.0 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at Teledyne’s option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.15% and 0.30% of the credit line, depending on the Company’s capitalization ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. Total debt at year-end 2004 includes the $70.0 million outstanding under the credit facility, and $3.2 million assumed in the Isco acquisition, of which $3.1 million is current. The Company also assumed a $3.9 million capital lease in the Reynolds acquisition, of which $0.1 million is current. Teledyne also had $0.5 million of long-term debt outstanding at year-end 2004 under a $5.0 million uncommitted bank facility. This credit line is utilized, as needed, for periodic cash needs. At January 2, 2005, Teledyne had $10.0 million in outstanding letters of credit.
      Total interest expense including facility fees and other bank charges was $2.2 million in 2004, $1.0 million in 2003 and $0.9 million in 2002.
      At January 2, 2005, long-term debt consisted of the following (in millions):

2004

Revolving credit and bank facility	$70.5
Other unsecured debt due through March 2009 at varying rates	3.2

Total	73.7
Less:
Current portion	(3.1)

Total long-term debt	$70.6

      At January 2, 2005, future minimum principal payments on long-term debt subsequent to January 2, 2005 were as follows: $3.1 million in 2005, $0.1 million in 2006 and $70.5 million in 2009.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12.     Income Taxes

      Provision for income taxes from continuing operations was as follows (in millions):

	2004	2003	2002

Current
Federal	$26.7	$14.9	$12.0
State	4.6	3.2	2.8
Foreign	0.6	0.1	1.0

Total current	31.9	18.2	15.8

Deferred
Federal	(6.1)	(3.4)	1.4
State	0.5	0.1	(0.5)

Total long-term deferred	(5.6)	(3.3)	0.9

Provision for income taxes	$26.3	$14.9	$16.7

      Income before income taxes included income from domestic operations of $66.5 million for 2004, $43.8 million for 2003 and $40.1 million for 2002. In 2003, Teledyne recorded an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2004	2003	2002

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.8	4.7	4.5
Reserve reversal	(0.3)	(5.4)	—
Other	0.2	(1.0)	0.2

Effective income tax rate	38.7%	33.3%	39.7%

      Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $3.3 million exists against deferred tax assets for 2004. Of this amount, $2.1 million relates to recent acquisitions and if not used would result in an adjustment of goodwill. A valuation allowance of $0.6 million was recorded against deferred tax assets for 2003. No valuation allowance was recorded for 2002. The categories of assets and liabilities that have

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2004	2003

Deferred income tax assets:
Current
Reserves	$13.4	$5.9
Inventory valuation	7.6	3.7
Accrued vacation	5.7	5.3
Long-term
Postretirement benefits other than pensions	9.4	10.2
Reserves	10.7	13.0
Deferred compensation and other benefit plans	19.0	11.2

Total deferred income tax assets	65.8	49.3
Deferred income tax liabilities:
Current
Other items	0.3	—
Long-term
Property, plant and equipment differences	8.2	6.6
Other items	2.2	0.3

Total deferred income tax liabilities	10.7	6.9

Net deferred income tax asset	$55.1	$42.4

Note 13.     Pension Plans and Postretirement Benefits

      Prior to the spin-off, certain Teledyne’s employees participated in the defined benefit plan sponsored by ATI. Benefits under the defined benefit plan are generally based on years of service and/or final average pay. ATI funded the pension plan in accordance with the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code.
      As of the spin-off date, Teledyne assumed the existing defined benefit plan obligations for all of Teledyne’s employees, both active and inactive, at its companies that perform government contract work and for Teledyne’s active employees at its companies that do not perform government contract work. ATI transferred pension assets to fund the new Teledyne’s defined benefit pension plan.
      Teledyne’s pension expense was $8.7 million in 2004 of which $0.5 million was recoverable in accordance with U.S. Government Cost Accounting Standards (CAS) from certain government contracts compared with pension expense of $6.9 million in 2003 and pension income of $2.3 million in 2002. No pension expense was recoverable in accordance with CAS in 2003 or 2002. Teledyne made $3.1 million in contributions to the defined benefit pension plan in 2004.
      As of the spin-off date, Teledyne also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne established its own 401(k) plan effective April 1, 2000. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The costs associated with these 401(k) plans were $3.2 million, $2.9 million, and $2.8 million, for 2004, 2003 and 2002, respectively.
      The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table sets forth the components of net period pension benefit (income) expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2004, 2003, and 2002 (in millions):

	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Service cost — benefits earned during the period	$12.8	$12.2	$11.6	$0.1	$0.1	$0.1
Interest cost on benefit obligation	28.7	28.7	27.5	1.1	1.1	1.1
Expected return on plan assets	(35.0)	(36.4)	(40.1)	—	—	—
Amortization of prior service cost	2.1	2.3	2.3	—	—	(0.4)
Recognized actuarial (gain) loss	0.1	0.1	(3.6)	(1.1)	(1.3)	(1.3)

Net periodic benefit (income) expense	$8.7	$6.9	$(2.3)	$0.1	$(0.1)	$(0.5)

      The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Changes in benefit obligation:
Benefit obligation — beginning of year	$447.5	$414.4	$17.9	$16.0
Service cost — benefits earned during the period	12.8	12.2	0.1	0.1
Interest cost on projected benefit obligation	28.7	28.7	1.1	1.1
Actuarial loss	20.8	12.1	0.6	2.3
Benefits paid	(21.7)	(19.9)	(1.7)	(1.6)
Plan amendments	0.7	—	—	—

Benefit obligation — end of year	$488.8	$447.5	$18.0	$17.9

Accumulated benefit obligation — end of year	$446.9	$410.9

      The measurement date for the Company’s pension and postretirement plans is December 31.
      The following table presents the estimated future benefit payments for the Company’s pension and postretirement plans (in millions):

	Pension	Postretirement
	Plan	Benefit Plan

2005	$22.0	$1.6
2006	23.6	1.6
2007	25.6	1.6
2008	27.5	1.6
2009	29.4	1.6
2010–2014	178.6	7.6

Total	$306.7	$15.6

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits

	2004	2003

Changes in plan assets:
Fair value of plan assets — beginning of year	$381.9	$335.4
Actual return on plan assets	34.3	65.7
Employer contribution — defined benefit plan	3.0	—
Employer contribution — other benefit plans	0.9	0.7
Benefits paid	(21.7)	(19.9)

Fair value of plan assets — end of year	$398.4	$381.9

	Plan Assets %
	to Total

	2004	2003

Equity Instruments	67.6%	67.8%
Domestic Fixed Income Instruments	31.7%	31.5%
Cash	0.7%	0.7%

Total	100.0%	100.0%

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
      The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the year	2004	2003	2002

Weighted average discount rate	6.5%	7.0%	7.5%
Weighted average increase in future compensation levels	3.5%	4.0%	4.5%
Expected weighted-average long-term rate of return	8.5%	8.5%	9.0%
      The Company is projecting a long-term rate of return on plan assets of 8.5% in 2005. The discount rate used in determining the benefit obligations is expected to be 6.25% in 2005 and the expected weighted average increase in future compensation levels is 3.25%.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the pension and postretirement plans at year-end 2004 and 2003 (in millions):

			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Funded status	$(90.4)	$(65.6)	$(18.0)	$(17.9)
Unrecognized prior service cost	7.4	8.8	—	—
Unrecognized net (gain) loss	78.8	57.4	(6.2)	(7.7)

Prepaid (accrued) benefit cost	$(4.2)	$0.6	$(24.2)	$(25.6)

Accrued pension obligation	$(46.7)	$(25.6)	$—	$—
Accrued postretirement benefits	—	—	(24.2)	(25.6)
Accumulated other comprehensive income	37.1	19.4	—	—
Intangible pension asset	7.2	8.5	—	—
Other liabilities	(1.8)	(1.7)	—	—

Net amount recognized	$(4.2)	$0.6	$(24.2)	$(25.6)

      SFAS No. 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. This condition existed since year-end 2002. In accordance with the requirements of SFAS No. 87, the Company has a $22.7 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $7.2 million and an additional long-term pension liability of $44.3 million at year-end 2004. As of year-end 2003, the Company had a $11.8 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $8.5 million and an additional long-term pension liability of $27.9 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes. The reduction will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.
      The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9% in 2004 and was assumed to decrease to 5% by the year 2010 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $62 thousand for 2004 and would result in an increase in the postretirement benefit obligation by $1.1 million at January 2, 2005. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $55 thousand for 2004 and would result in a decrease in the postretirement benefit obligation by $960 thousand at January 2, 2005.
      In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“The Act”). The Company sponsors retiree medical programs for certain of its locations and based on current guidance the Company expects that this legislation will reduce the Company’s cost for some of these programs. The Company has estimated the impact related to certain retirees who retired on or after May 1, 1993 and is in the process of determining the impact for certain retirees who retired prior to May 1, 1993. The adoption of FSP No. 106-2 as it related to retirees who retired on or after May 1, 1993 did not have a material impact on our results of operations, financial position or cash flows. The Company has recorded $0.1 million for 2004 for the expected cost reduction under the Act for those retirees. The estimated impact for certain retirees

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
who retired prior to May 1, 1993 is not expected to have a material impact on our results of operations, financial position or cash flows.
Note 14.     Business Segments

      Teledyne is a leading provider of sophisticated electronic components, instruments and communications products, systems engineering solutions and information technology services, and aerospace engines and components as well as on-site gas and power generation systems. Its customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies.
      Teledyne operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments components and services that address niche market applications in commercial aerospace, communications, defense, industrial and medical markets. The Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries. The Energy Systems segment, through Teledyne Energy Systems, Inc., provides on-site gas and power generation systems based on proprietary electrolysis, thermoelectric and fuel cell technologies. It currently includes the majority-owned entity that was formed in the third quarter of 2001.
      Segment operating profit includes other income and expense directly related to the segment, but excludes minority interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.
      Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, net pension assets/liabilities and other assets.
      Information on the Company’s business segments was as follows (in millions):

	2004	2003	2002

Sales
Electronics and Communications	$567.9	$446.9	$388.0
Systems Engineering Solutions	242.2	212.5	206.7
Aerospace Engines and Components	181.8	165.5	162.9
Energy Systems	24.7	15.8	15.1

Total sales	$1,016.6	$840.7	$772.7

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2004(a)	2003	2002

Income before taxes
Electronics and Communications	$54.4	$33.0	$35.9
Systems Engineering Solutions	27.1	23.2	20.6
Aerospace Engines and Components	6.1	6.4	2.7
Energy Systems	1.6	(0.7)	(1.9)

Segment operating profit and other segment income	89.2	61.9	57.3
Corporate expense	(19.8)	(14.9)	(14.4)
Interest and debt expense, net	(1.9)	(0.8)	(0.6)
Other income (expense)	0.5	(1.6)	(0.2)

Income before taxes	$68.0	$44.6	$42.1

a)	Total year 2004 segment operating profit includes receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. This amount is included as part of other income on the income statement table.

	2004	2003	2002

Depreciation and amortization
Electronics and Communications	$17.5	$15.4	$14.8
Systems Engineering Solutions	1.7	1.9	2.1
Aerospace Engines and Components	5.1	5.3	4.4
Energy Systems	0.5	0.5	0.5

Total depreciation and amortization	$24.8	$23.1	$21.8

	2004	2003	2002

Capital expenditures
Electronics and Communications	$12.8	$14.9	$8.3
Systems Engineering Solutions	1.7	1.5	3.1
Aerospace Engines and Components	3.2	3.2	3.6
Energy Systems	1.1	0.6	0.4

Total capital expenditures	$18.8	$20.2	$15.4

	2004	2003	2002

Identifiable assets
Electronics and Communications	$439.2	$228.4	$197.2
Systems Engineering Solutions	37.1	35.5	37.8
Aerospace Engines and Components	49.8	52.0	53.4
Energy Systems	9.5	8.5	8.3
Corporate	89.2	109.2	102.2

Total identifiable assets	$624.8	$433.6	$398.9

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2004	2003	2002

Electronics and Communications	$147.3	$142.0	$115.2
Systems Engineering Solutions	240.4	210.3	202.4
Aerospace Engines and Components	26.0	24.7	25.5
Energy Systems	19.4	10.7	9.3

Total U.S. Government sales	$433.1	$387.7	$352.4

      Sales to the U.S. Government included sales to the Department of Defense of $335.4 million in 2004, $257.9 million in 2003, and $233.5 million in 2002.
      Total international sales were $198.0 million in 2004, $138.3 million in 2003, and $126.6 million in 2002. Of these amounts, sales by operations in the United States to customers in other countries were $190.3 million in 2004, $133.3 million in 2003, and $118.3 million in 2002. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s net sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 15.	Lease Commitments

      The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $3.8 million at January 2, 2005. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.
      At January 2, 2005, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2005	$0.3	$10.2
2006	0.3	7.5
2007	0.3	4.7
2008	0.4	4.1
2009	0.4	3.2
Thereafter	5.4	10.6

Total minimum lease payments	7.1	$40.3

Less:
Imputed interest	(3.2)
Current portion	(0.1)

Present value of minimum capital lease payment, net of current portion	$3.8

      Included in the 2004 property, plant and equipment accounts were $3.4 million of property leased under a capital lease and $80 thousand related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $12.2 million in 2004, $11.9 million in 2003, and $10.4 million in 2002.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.	Commitments and Contingencies

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
      At January 2, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $3.5 million, of which approximately $0.2 million were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, since such cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed under seal, pursuant to the False Claims Act, more than fours years before. The Company believes that its Electronic Safety Products unit’s involvement in this civil action is over, as the plaintiff’s appeal of the Company’s motion to dismiss this action has been denied and the plaintiff’s petition for a rehearing en banc by the Court of Appeals for the DC Circuit has also been denied. Should the plaintiff file a petition for certiorari with the United States Supreme Court by March 21, 2005 the Company intends to continue its vigorous defense.
      A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $25.0 million. The Company’s current aircraft product liability insurance policy expires May 2005.
Note 17.     Quarterly Financial Data (Unaudited)

      The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2004(a)

Sales	$219.6	$238.9	$270.0	$288.1
Gross profit	$51.3	$60.6	$75.4	$83.0
Net income	$5.9	$9.9	$12.5	$13.4
Basic earnings per share	$0.18	$0.31	$0.38	$0.41
Diluted earnings per share	$0.18	$0.30	$0.37	$0.39

(a)	Fiscal year 2004 was a 53-week year, each quarter contained 13 weeks except for the fourth quarter which was a 14 week quarter

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2003(a)

Sales	$197.2	$205.4	$215.7	$222.4
Gross profit	$45.6	$51.9	$52.6	$53.9
Net income	$5.5	$6.5	$9.9	$7.8
Basic earnings per share	$0.17	$0.20	$0.31	$0.24
Diluted earnings per share	$0.17	$0.20	$0.30	$0.24

(a)	Fiscal year 2003 was a 52-week year, each quarter contained 13 weeks.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 2, 2005, December 28, 2003 and December 29, 2002
(In millions)

		Additions

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Acquisitions	Deductions(a)	period

Fiscal 2004
Reserve for doubtful accounts	$2.4	0.6	0.5	(0.9)	$2.6
Aircraft product liability reserve	$13.0	15.9	—	(1.5)	$27.4
Environmental reserves	$2.0	1.8	—	(0.3)	$3.5

Fiscal 2003
Reserve for doubtful accounts	$2.7	0.2	—	(0.5)	$2.4
Aircraft product liability reserve	$11.1	12.8	—	(10.9)	$13.0
Environmental reserves	$2.4	0.1	—	(0.5)	$2.0

Fiscal 2002
Reserve for doubtful accounts	$2.7	0.6	—	(0.6)	$2.7
Aircraft product liability reserve	$5.5	14.0	—	(8.4)	$11.1
Environmental reserves	$2.4	1.3	—	(1.3)	$2.4

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.
New York Stock Exchange Annual CEO Certification (Section 303A.12(a))
      As the Chief Executive Officer of Teledyne Technologies Incorporated, and as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, I hereby certify that as of the date hereof I am not aware of any violation by the Company of NYSE’s Corporate Governance listing standards, other than has been notified to the Exchange pursuant to Section 303A.12(b) and disclosed as an attachment hereto. (no attachment)

/s/ Robert Mehrabian

Robert Mehrabian
Chairman, President and Chief Executive Officer
April 28, 2004

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2005.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian

Robert Mehrabian
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2005

/s/ Dale A. Schnittjer Dale A. Schnittjer	Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2005

/s/ Susan L. Main Susan L. Main	Vice President and Controller (Principal Accounting Officer)	March 2, 2005

* Robert P. Bozzone	Director	March 2, 2005

* Frank V. Cahouet	Director	March 2, 2005

* Diane C. Creel	Director	March 2, 2005

* Charles Crocker	Director	March 2, 2005

* Simon M. Lorne	Director	March 2, 2005

* Paul D. Miller	Director	March 2, 2005

* Charles J. Queenan, Jr.	Director	March 2, 2005

* Michael T. Smith	Director	March 2, 2005

*By:/s/ Melanie S. Cibik

Melanie S. Cibik Pursuant to Powers of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
4.2	Credit Agreement dated as of June 15, 2004, among Teledyne, the Guarantors named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders named therein.
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2004) (File No. 1-15295)†
10.9	Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.10	Letter Agreement confirming Robert Mehrabian’s Salary*†
10.11	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295)), with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Susan L. Main (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†

Exhibit
No.	Description

10.12	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.13	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.14	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.15	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.16	Teledyne Technologies Incorporated Pension Equalization/ Benefit Restoration Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.17	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.18	Form of Restricted Stock Award Agreement — January 22, 2002 Award (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))†
10.19	Form of Restricted Stock Award Agreement — February 25, 2003 Award (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))†
10.20	Form of Restricted Stock Award Agreement — January 27, 2004 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))†
10.21	Restricted Stock Award Agreement dated March 29, 2004, between Company and Susan L. Main (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†
10.22	Form of Restricted Stock Award Agreement — January 25, 2005 Award*†
14	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp.
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney — Directors *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.