Form 10-Q
period 2005-04-03
TELEDYNE TECHNOLOGIES INC
filed 2005-05-11
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Yes ☑     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑     No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common Stock, $.01 par value per share	33,287,661 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in millions, except share amounts)

	April 3, 2005	January 2, 2005
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$12.2	$11.4
Receivables, net	163.3	141.7
Inventories, net	108.1	97.7
Deferred income taxes, net	26.1	26.8
Prepaid expenses, notes receivable and other	9.9	9.3

Total current assets	319.6	286.9

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $158.9 at April 3, 2005 and $155.6 at January 2, 2005	88.5	90.8
Deferred income taxes, net	30.6	28.3
Goodwill, net	163.2	166.0
Acquired intangibles, net	24.0	24.6
Other assets	29.1	28.2

Total Assets	$655.0	$624.8

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$67.8	$62.3
Accrued liabilities	92.1	97.0
Current portion of long-term debt and capital lease	0.1	3.2

Total current liabilities	160.0	162.5
Long-term debt and capital lease obligations	70.1	74.4
Accrued pension obligation	47.9	46.7
Accrued postretirement benefits	23.7	24.2
Other long-term liabilities	68.0	54.9

Total Liabilities	369.7	362.7
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 33,284,357 at April 3, 2005 and 32,912,362 at January 2, 2005	0.3	0.3
Additional paid-in capital	150.0	142.8
Retained earnings	157.1	141.3
Accumulated other comprehensive loss	(22.1)	(22.3)

Total Stockholders’ Equity	285.3	262.1

Total Liabilities and Stockholders’ Equity	$655.0	$624.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE FIRST QUARTER ENDED APRIL 3, 2005 AND MARCH 28, 2004
(Unaudited - Amounts in millions, except per share amounts)

	First Quarter
	2005	2004
Net sales	$297.5	$219.6
Costs and expenses
Cost of sales	214.5	168.3
Selling, general and administrative expenses	59.4	41.7

Total costs and expenses	273.9	210.0

Income before other income and expense and income taxes	23.6	9.6
Interest and debt expense, net	0.8	0.1
Other income	2.5	0.2

Income before income taxes	25.3	9.7
Provision for income taxes	9.5	3.8

Net income	$15.8	$5.9

Basic earnings per common share	$0.48	$0.18

Weighted average basic common shares outstanding	33.0	32.3

Diluted earnings per common share	$0.46	$0.18

Weighted average diluted common shares outstanding	34.4	33.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2005 AND MARCH 28, 2004
(Unaudited - Amounts in millions)

	Three Months
	2005	2004
Cash flow from operating activities
Net income	$15.8	$5.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6.1	5.6
Disposal of fixed assets	0.2	—
Deferred income taxes	(2.2)	(0.6)

Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in accounts receivable	(22.2)	(9.1)
Increase in inventories	(12.4)	(4.3)
Decrease in prepaid expenses and other assets	0.4	0.9
Increase in accounts payable	5.8	2.9
Decrease in accrued liabilities	(12.3)	(2.0)
Increase in income taxes payable, net	10.8	2.8
Increase in long-term assets	(2.0)	(1.0)
Increase in other long-term liabilities	13.1	4.4
Increase in accrued pension obligation	1.2	2.0
Decrease in accrued postretirement benefits	(0.5)	(0.2)
Other operating, net	0.2	0.9

Net cash provided by operating activities	2.0	8.2

Cash flow from investing activities
Purchases of property, plant and equipment	(3.3)	(3.3)
Purchase of businesses, net of cash acquired	—	(20.0)
Proceeds from sale of business	5.2	—

Net cash provided (used) by investing activities	1.9	(23.3)

Cash flow from financing activities
Repayment of debt	(7.4)	—
Proceeds from issuance of common stock	4.3	1.3

Net cash provided (used) by financing activities	(3.1)	1.3

Increase (decrease) in cash and cash equivalents	0.8	(13.8)
Cash and cash equivalents—beginning of period	11.4	37.8

Cash and cash equivalents—end of period	$12.2	$24.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 3, 2005

Note 1. General

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (2004 Form 10-K).

In the opinion of Teledyne Technologies’ management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of April 3, 2005, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the three month period ended April 3, 2005, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Certain financial statements and notes for the prior year have been changed to conform to the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date – fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R must be adopted in the first quarter of 2006, however, early adoption is allowed. If the Company elects to adopt SFAS No. 123R effective in the third quarter of 2005, the impact is expected to reduce pretax earnings by $2.6 million in the second half of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact on the Company.

Note 2. Business Combinations and Disposition

On October 22, 2004, Teledyne, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek, Inc. (Celeritek) for $32.7 million in cash, which includes the receipt of a purchase price adjustment. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne relocated the business from Santa Clara, California and consolidated it with Teledyne’s operations in Mountain View, California.

On July 2, 2004, Teledyne Investment, Inc., completed the acquisition of Reynolds Industries, Incorporated (Reynolds), headquartered in Los Angeles, California, for total consideration of $41.2 million which includes the payment of a purchase price adjustment and is net of cash acquired. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems.

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

Isco’s results have been included since the date of the acquisition. The pro forma information for 2004 below assumes that Isco had been acquired at the beginning of the 2004 fiscal year and includes the effect of amortization of acquired identifiable intangible assets as well as increased interest expense on acquisition debt. Isco’s historical fiscal quarter-end had been approximately three weeks after Teledyne Technologies fiscal quarter-end. Isco’s historical results were pro-rated to reflect the same number of days per period as reported by Teledyne Technologies for the 2004 period presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of 2004. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable. The following table contains the pro forma results for the first quarter of 2004 and actual results for the first quarter of 2005.

	First Quarter
(unaudited - in millions, except per share amounts)	2005	2004
Net sales	$297.5	$237.5
Net income	$15.8	$6.6
Basic earnings per common share	$0.48	$0.20
Diluted earnings per common share	$0.46	$0.21

In March 2005, Teledyne sold assets of STIP-Isco, a German subsidiary for $6.6 million. Teledyne received an initial payment of $5.2 million in the first quarter of 2005. An additional $1.4 million is held in escrow to be released to Teledyne as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sale, goodwill was adjusted accordingly.

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire, for $8.1 million in cash, which includes the payment of a purchase price adjustment. Leeman Labs’ product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.

On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired certain assets of the Filtronic Solid State (Solid State) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne’s operations in Mountain View, California.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. The allocation of the purchase price for the acquisition of the defense assets of Celeritek was completed in the first quarter of 2005. The amount of goodwill and intangible assets recorded as of April 3, 2005 for the Celeritek acquisition, was $25.4 million and $3.9 million, respectively. The intangible assets acquired included technology ($1.8 million), customer contracts ($1.5 million), backlog ($0.5 million) and a supply agreement ($0.1 million). These intangible assets are being amortized on a straight-line basis over a weighted average life of approximately 5.3 years.

Note 3. Comprehensive Income

Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2005 and 2004 consist of the following (in millions):

	First Quarter
	2005	2004
Net income	$15.8	$5.9
Other comprehensive income, net of tax:
Foreign currency translation gains	0.2	0.3

Total other comprehensive income	0.2	0.3

Total comprehensive income	$16.0	$6.2

Note 4. Earnings Per Share

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2005	2004
Basic earnings per share
Net income	$15.8	$5.9

Weighted average common shares outstanding	33.0	32.3

Basic earnings per common share	$0.48	$0.18

Diluted earnings per share
Net income	$15.8	$5.9

Weighted average common shares outstanding	33.0	32.3
Dilutive effect of exercise of options outstanding	1.4	0.8

Weighted average diluted common shares outstanding	34.4	33.1

Diluted earnings per common share	$0.46	$0.18

Note 5. Stock-Based Compensation

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

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under APB Opinion No. 25. If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model for stock options granted prior to 2005 and the lattice based binomial model for stock options granted in 2005, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per share data):

	First Quarter
	2005	2004
Net income as reported	$15.8	$5.9
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.8)	(0.9)

Adjusted net income	$15.0	$5.0

Basic earnings per share
As reported	$0.48	$0.18
As adjusted	$0.46	$0.15

Diluted earnings per share
As reported	$0.46	$0.18
As adjusted	$0.44	$0.15

The following assumptions were used in the valuation of stock options granted in the first quarter of 2005 and 2004:

	First Quarter
	2005	2004
Expected dividend yield	—	—
Expected volatility	33.0%	60.7%
Risk-free interest rate	3.9%	4.0%
Expected lives in years	6.3	8.0
Fair value per option granted	$10.24	$12.89

Note 6. Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at April 3, 2005, compared with $3.9 million at January 2, 2005.

Note 7. Inventories

Inventories are primarily valued under the LIFO method. Since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time, interim LIFO calculations must necessarily be based on the Company’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	April 3, 2005	January 2, 2005
Raw materials and supplies	$33.3	$35.8
Work in process	91.0	80.2
Finished goods	9.2	8.9

	133.5	124.9
Progress payments	(3.4)	(5.6)
LIFO reserve	(22.0)	(21.6)

Total inventories, net	$108.1	$97.7

Note 8. Supplemental Balance Sheet Information

Other long-term assets included amounts related to deferred compensation, software and other intangible assets. Accrued liabilities included salaries and wages and other related compensation reserves of $36.7 million and $40.8 million at April 3, 2005 and January 2, 2005, respectively. Other long-term liabilities included aircraft product liability reserves of $25.3 million and $21.3 million at April 3, 2005 and January 2, 2005, respectively and deferred compensation liabilities of $13.8 million and $12.6 million at April 3, 2005 and January 2, 2005, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

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

	First Quarter
	2005	2004
Balance beginning of year	$6.9	$6.0
Accruals for product warranties charged to expense	2.8	0.5
Cost of product warranty claims	(1.4)	(0.6)
Acquisitions	—	0.2

Balance at end of quarter	$8.3	$6.1

Note 9. Income Taxes

The Company’s effective tax rate was 37.5% and 39.6% for the first quarter of 2005 and 2004, respectively.

Note 10. Long-Term Debt and Capital Lease

At April 3, 2005, Teledyne Technologies had $65.0 million outstanding under its $280 million credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009. Available borrowing capacity under the credit facility, which is reduced by borrowings and outstanding letters of credit, was $208.0 million at April 3, 2005. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At April 3, 2005, the Company continues to be in compliance with these covenants. Total debt at April 3, 2005, includes the $65.0 million outstanding under the credit facility, $1.3 million outstanding under a $5.0 million credit line and a $3.9 million capital lease, of which $0.1 million is current.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters

The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws.

In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2004 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are further subject to uncertainties regarding the nature and extent of site contamination, the range of remediation alternatives available, evolving remediation standards, imprecise engineering evaluations and estimates of appropriate cleanup technology, methodology and cost, the extent of corrective actions that may be required, and the number and financial condition of other potentially responsible parties, as well as the extent of their responsibility for the remediation. Accordingly, as investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued with respect to sites with which the Company has been identified are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At April 3, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $3.5 million, of which approximately $0.2 million were included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

The Company learns from time to time that it has been named as a defendant in civil actions filed under seal pursuant to the False Claims Act. Generally, since such cases are under seal, the Company does not in all cases possess sufficient information to determine whether the Company could sustain a material loss in connection with such cases, or to reasonably estimate the amount of any loss attributable to such cases. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed under seal, pursuant to the False Claims Act, more than fours years before. The Company believes that its Electronic Safety Products unit’s involvement in this civil action is over, as the plaintiff’s appeal of the Company’s motion to dismiss this action has been denied and the plaintiff’s petition for a rehearing en banc by the Court of Appeals for the DC Circuit has also been denied. The Company believes the petition for certiorari with the United States Supreme Court must have been filed by March 21, 2005 to be timely. To the Company’s knowledge, it was not filed by that date.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $25.0 million. The Company’s current aircraft product liability insurance policies expire on May 31, 2005. The Company is currently reviewing placement and structuring alternatives.

Note 12. Pension Plans and Postretirement Benefits

Teledyne Technologies’ has a defined benefit pension plan covering substantially all employees hired before January 1, 2004, both active and inactive, at its companies that perform government contract work and for Teledyne Technologies’ active employees at its companies that do not perform government contract work. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. The Company’s assumed discount rate is 6.25% for 2005, compared with 6.5% in 2004. The Company’s assumed long-term rate of return on plan assets was 8.5% in 2005 and 2004.

Teledyne Technologies’ net periodic pension expense was $3.2 million for the first quarter of 2005, compared with net periodic pension expense of $2.2 million for the first quarter of 2004 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.4 million in the first quarter of 2005, compared with no allocation in the first quarter of 2004. Under one of its spin-off agreements, since November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services to the U.S. Government.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarters of 2005 and 2004 (in millions):

			Postretirement
	Pension Benefits		Benefits
	First Quarter		First Quarter
	2005	2004	2005	2004
Service cost — benefits earned during the period	$3.5	$3.2	$—	$0.1
Interest cost on benefit obligation	7.4	7.2	0.3	0.3
Expected return on plan assets	(8.6)	(8.8)	—	—
Amortization of prior service cost	0.5	0.5	—	—
Recognized actuarial (gain) loss	0.4	0.1	(0.2)	(0.3)

Net periodic benefit expense	$3.2	$2.2	$0.1	$0.1

Note 13. Industry Segments

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

Segment operating profit includes other income and expense directly related to the segment, but excludes minority interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income, non revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit and loss including other segment income. The table also provides a reconciliation to total net income (in millions):

	First Quarter
	2005	2004
Net Sales:
Electronics and Communications	$173.5	$116.4
Systems Engineering Solutions	70.5	54.6
Aerospace Engines and Components	46.4	42.9
Energy Systems	7.1	5.7

Total net sales	$297.5	$219.6

Operating Profit (Loss):
Electronics and Communications	$20.1	$8.0
Systems Engineering Solutions	7.5	6.1
Aerospace Engines and Components (a)	3.3	(0.7)
Energy Systems	0.5	0.3

Total segment operating profit and other segment income	31.4	13.7
Corporate expense	(5.3)	(4.1)
Other income (expense)	—	0.2
Interest and debt expense, net	0.8	0.1

Income before income taxes	25.3	9.7
Provision for income taxes	9.5	3.8

Net income	$15.8	$5.9

(a)	The first quarter of 2005 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategy

As Teledyne grows both organically and through acquisitions, it is working to become a simpler and more integrated operating company. Over time, Teledyne’s goal is to continue on our path of high quality revenue and earnings growth and create a more focused set of businesses that are truly superior in their niches. Teledyne does this by executing on two focused fronts: first, by strengthening and expanding specific platforms in core electronics, instruments and systems engineering businesses through organic growth and targeted acquisitions; and second, by pursuing operational excellence and margin expansion initiatives to continuously improve earnings. In addition, operational excellence to Teledyne means the rapid integration of the businesses it acquires. Teledyne continually evaluates its product lines to ensure that they are aligned with this strategy.

Results of Operations

Teledyne Technologies’ first quarter 2005 sales were $297.5 million, compared with sales of $219.6 million for the first quarter of 2004. Net income for the first quarter of 2005 was $15.8 million ($0.46 per diluted share), compared with net income of $5.9 million ($0.18 per diluted share) for the first quarter of 2004.

The first quarter of 2005, compared with the same period in 2004, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Isco Inc., acquired in June 2004; Reynolds Industries, Incorporated acquired in July 2004; Leeman Labs’ assets acquired in February 2004 and Celeritek’s defense assets, acquired in October 2004. The incremental increase in revenue from acquisitions in 2005, compared with 2004, was $35.5 million.

The increase in earnings for the first quarter of 2005, compared with the same period of 2004, reflected improved operating profit in each business segment. The first quarter of 2005 included pretax SFAS No. 87 pension expense of $3.2 million compared with pretax pension expense of $2.2 million in the first quarter of 2004. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.4 million in the first quarter of 2005, compared with no allocation in the first quarter of 2004. Incremental operating profit from acquisitions including synergies for the first quarter of 2005, compared with the first quarter of 2004, was $4.9 million.

Cost of sales in total dollars was higher in the first quarter of 2005, compared with the same period in 2004. The increase was in line with higher sales, partially offset by product mix differences. Cost of sales as a percentage of sales for the first quarter of 2005 was slightly lower compared with the same period of 2004 and reflected higher sales volume and mix differences, as well as, the impact of recent acquisitions, which due to the nature of their business, carry a lower cost of sales expense as a percentage of sales than most of Teledyne’s other businesses.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2005, compared with the same period in 2004. This increase reflected higher sales and increased bid and proposal expenses. Selling, general and administrative expenses for the first quarter of 2005, as a percentage of sales, were slightly higher compared with the same period in 2004, which reflected the impact of recent acquisitions, which due to the nature of their business, carry a higher selling expense as a percentage of sales than most of Teledyne’s other businesses and higher corporate expenses, partially offset by higher volume. Corporate expense for the first quarter of 2005, compared with the first quarter of 2004, was impacted by higher compensation expense and greater professional fees expense which includes increased costs related to Sarbanes-Oxley Act Section 404 compliance and auditing efforts.

Other income for the first quarter of 2005 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Interest expense, net of interest income, was $0.8 million in the first quarter of 2005, compared with $0.1 million for the first quarter of 2004 and reflected the impact of higher average outstanding debt levels.

The Company’s effective tax rate for the first quarter of 2005 was 37.5%, compared with 39.6% for the first quarter of 2004.

Review of Operations:

The following table sets forth the sales and operating profit for each segment. The table also provides a reconciliation to total net income (in millions):

	First Quarter
	2005	2004
Net Sales:
Electronics and Communications	$173.5	$116.4
Systems Engineering Solutions	70.5	54.6
Aerospace Engines and Components	46.4	42.9
Energy Systems	7.1	5.7

Total net sales	$297.5	$219.6

Operating Profit (Loss):
Electronics and Communications	$20.1	$8.0
Systems Engineering Solutions	7.5	6.1
Aerospace Engines and Components (a)	3.3	(0.7)
Energy Systems	0.5	0.3

Total segment operating profit and other segment income	31.4	13.7
Corporate expense	(5.3)	(4.1)
Other income (expense)	—	0.2
Interest and debt expense, net	0.8	0.1

Income before income taxes	25.3	9.7
Provision for income taxes	9.5	3.8

Net income	$15.8	$5.9

(a)	The first quarter of 2005 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

Electronics and Communications

The Electronics and Communications segment’s first quarter 2005 sales were $173.5 million, compared with first quarter 2004 sales of $116.4 million. First quarter 2005 operating profit was $20.1 million, compared with operating profit of $8.0 million in the first quarter of 2004.

First quarter 2005 sales, compared with the same period of 2004, reflected revenue growth in defense electronic products, electronic instruments, avionics products, electronic manufacturing services, relay products and telecommunication subsystems. The revenue growth in defense electronic products was driven by sales of traveling wave tubes, the acquisition of Reynolds Industries, Incorporated in July 2004 and the acquisition of the defense electronics business of Celeritek, Inc. in October 2004. Electronic instruments revenue was favorably impacted by the acquisition of Isco, Inc. in June 2004, the acquisition of Leeman Labs’ assets in February 2004, increased demand for geophysical sensors for the energy exploration market and increased sales of other instrument products. Electronic manufacturing services had increases in government and commercial sales while revenue growth in relay products was driven by wireless infrastructure and networking equipment as well as test and measurement equipment. The incremental increase in revenue from acquisitions for the first quarter of 2005, compared with the same period of 2004, was $35.5 million. Segment operating profit was favorably impacted by acquisitions and organic sales growth. Incremental operating profit from acquisitions including synergies for the first quarter of 2005, compared with the first quarter of 2004, was $4.9 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 was $1.1 million in the first quarter of 2005, compared with $1.6 million in the first quarter of 2004. Pension expense allocated to contracts pursuant to CAS was $0.4 million in the first quarter of 2005, compared with no allocation in the first quarter of 2004.

Systems Engineering Solutions

The Systems Engineering Solutions segment’s first quarter 2005 sales were $70.5 million, compared with first quarter 2004 sales of $54.6 million. First quarter 2005 operating profit was $7.5 million, compared with operating profit of $6.1 million in the first quarter of 2004.

First quarter 2005 sales, compared with the same period of 2004, reflected revenue growth in core defense, environmental and aerospace programs. The higher operating profit in the first quarter of 2005, compared with the same period of 2004, was primarily the result of increased sales, partially offset by sales mix and rate differences and increased subcontract work in our systems engineering and technical assistance (SETA) contracts which carry lower profit margins. Segment operating profit included pension expense, under SFAS No. 87, of $1.7 million in the first quarter of 2005, compared with $0.1 million in the first quarter of 2004. Pension expense allocated to contracts pursuant to CAS was $1.9 million in the first quarter of 2005, compared with no allocation in the first quarter of 2004.

Aerospace Engines and Components

The Aerospace Engines and Components segment’s first quarter 2005 sales were $46.4 million, compared with first quarter 2004 sales of $42.9 million. The first quarter 2005 operating profit was $3.3 million, compared with operating loss of $0.7 million in the first quarter of 2004.

First quarter 2005 sales, compared with the same period of 2004, reflected revenue growth in OEM and aftermarket piston engines, partially offset by lower turbine engine sales. Sales from turbine engines were lower primarily due to reduced Improved Tactical Air-Launched Decoy (ITALD) engine sales, partially offset by higher Harpoon and Joint Air-to-Surface Standoff Missile (JASSM) engine sales. Segment operating profit for the first quarter of 2005, compared with the same period of 2004, included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. Additionally, operating profit was favorably impacted by higher sales, partially offset by higher warranty expense. Segment operating profit included pension expense, under SFAS No. 87, of $0.2 million in the first quarter of 2005, compared with $0.4 million for the first quarter of 2004.

Teledyne Energy Systems

The Energy Systems segment’s first quarter 2005 sales were $7.1 million, compared with first quarter 2004 sales of $5.7 million. First quarter 2005 operating profit was $0.5 million, compared with an operating profit of $0.3 million in the first quarter of 2004.

The increase in first quarter 2005 sales resulted from the timing of multi-year government contracts which were awarded in 2003 for fuel cell and thermoelectric power generator work. Operating profit was favorably impacted by higher sales. Segment operating profit included pension expense, under SFAS No. 87, of $0.1 million in the first quarter of 2005, compared with no pension expense for the first quarter of 2004. Pension expense allocated to contracts pursuant to CAS was $0.1 million in the first quarter of 2005, compared with no allocation in the first quarter of 2004.

Financial Condition, Liquidity and Capital Resources

Teledyne Technologies’ net cash provided by operating activities was $2.0 million for the first three months of 2005, compared with $8.2 million for the same period of 2004. The lower net cash provided in the first three months of 2005, compared with the first three months of 2004, is due to increased accounts receivable resulting from higher sales and greater inventory balances due to anticipated sales in the second quarter of 2005, a $1.7 million pension contribution and higher compensation payments made in the first quarter of 2005, partially offset by greater net income.

Teledyne Technologies’ net cash provided by investing activities was $1.9 million for the first three months of 2005, compared with net cash used of $23.3 million for the first three months of 2004. The 2005 amount included the receipt of $5.2 million from the sale of the assets of STIP-Isco, a German subsidiary. In March 2005, Teledyne sold assets of STIP- Isco for $6.6 million. Of this amount, $1.4 million is held in escrow to be released to Teledyne as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sale, goodwill was adjusted accordingly. The 2005 amount included $3.3 million for capital expenditures. The 2004 amount included $20.0 million for the purchase of businesses and $3.3 million for capital expenditures. On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.0 million in cash. On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash.

Cash used by financing activities for the first three months of 2005 included the repayment of debt of $7.4 million, offset, in part, by proceeds from the exercise of stock options of $4.3 million. The first three months of 2004 included the proceeds from the exercise of stock options of $1.3 million.

Working capital was $159.6 million at April 3, 2005, compared with $124.4 million at the end of 2004. The increase in working capital was primarily due to increased accounts receivable resulting from higher sales and greater inventory balances due to anticipated sales in the second quarter of 2005.

The allocation of the purchase price for the acquisition of the defense assets of Celeritek was completed in the first quarter of 2005. The amount of goodwill and intangible assets recorded as of April 3, 2005 for the Celeritek acquisition, was $25.4 million and $3.9 million, respectively. The intangible assets acquired included technology ($1.8 million), customer contracts ($1.5 million), backlog ($0.5 million) and a supply agreement ($0.1 million). These intangible assets are being amortized on a straight-line basis over a weighted average life of approximately 5.3 years.

Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2005. To support acquisitions, we may need to raise additional capital. Teledyne Technologies currently expects capital expenditures to be approximately $23.0 million in 2005, of which $3.3 million has been spent in the first three months of 2005.

Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $208.0 million at April 3, 2005. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009.

Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies

Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies continue to be the following: revenue recognition; impairment of long-lived assets; accounting for income taxes; inventories and related allowance for obsolete and excess inventory; aircraft product liability reserve; accounting for pension plans; and accounting for business combinations. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 2, 2005 (2004 Form 10-K).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date – fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R must be adopted in the first quarter of 2006, however, early adoption is allowed. If the Company elects to adopt SFAS No. 123R effective in the third quarter of 2005, the impact is expected to reduce pretax earnings by $2.6 million in the second half of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact on the Company.

Outlook

Based on its current outlook, the Company’s management believes that second quarter 2005 earnings per share will be in the range of approximately $0.37 to $0.40. The full year 2005 earnings per share outlook is expected to be in the range of approximately $1.50 to $1.55. The Company’s estimated effective income tax rate for 2005 is 37.5%.

The Company’s 2005 outlook reflects anticipated sales growth in defense electronics and instrumentation businesses, primarily due to the full-year effect of the Company’s 2004 acquisitions. Organic sales growth of electronic instruments is expected to be offset by a reduction in sales of geophysical sensors for the energy exploration market. The Company’s management also expects revenue in its Systems Engineering segment to have peaked in the first quarter of 2005, due in part to favorable timing on certain chemical weapons demilitarization programs and the Company’s systems engineering and technical assistance contract with the U.S. Army. In addition, revenues in the Company’s Energy Systems segment and its military turbine engine business are expected to be lower in the second half of 2005 compared with the second half of 2004.

The full year 2005 earnings outlook includes approximately $12.7 million ($0.23 per share) in pension expense under SFAS No. 87, or $3.4 million ($0.06 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2004 earnings included $8.7 million ($0.16 per share) in pension expense under SFAS No. 87, or $8.2 million ($0.15 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in pension expense reflects, in part, the ability to recover pension cost from the government in 2005, partially offset by increased pension liability due to a reduction in the discount rate assumption for the Company’s defined benefit plan. The Company’s assumed discount rate is 6.25% in 2005, compared with 6.5% in 2004.

As noted above, the Company will be required to recognize compensation costs related to share-based payment transactions in the financial statements in accordance with SFAS No. 123R. If the company elects to adopt SFAS

No. 123R effective in the third quarter of 2005, the impact is expected to reduce earnings per share by approximately $0.05 in the second half of 2005.

EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)
(amounts in millions, except per share data):

	2005 Full Year
	Outlook		2004 Results	2003 Results
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, income tax benefit and stock option expense)	$1.61	$1.66	$1.39	$0.97
Pension expense – SFAS No. 87	(0.23)	(0.23)	(0.16)	(0.13)
Pension expense – CAS	0.17	0.17	0.01	—

Earnings per share (excluding income tax benefit and stock option expense)	1.55	1.60	1.24	0.84
Income tax benefit	—	—	—	0.07
Stock option expense	(0.05)	(0.05)	—	—

Earnings per share	$1.50	$1.55	$1.24	$0.91

(a)	Certain non-GAAP measures have been provided to facilitate comparisons with prior years.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information

From time to time the Company makes, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters, stock option expense and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications and commercial aviation and energy exploration markets, funding, continuation and award of government programs, changes in insurance expense, customers’ acceptance of piston engine price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of the Company’s pension assets.

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

While Teledyne Technologies’ growth strategy includes possible acquisitions, the Company cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions, including recent acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2004 Form 10-K and this Form 10-Q. The Company assumes no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2004 Annual Report on Form 10-K. At April 3, 2005, there were no hedging contracts outstanding.

Item 4. Controls and Procedures

Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 3, 2005, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.

In connection with its evaluation during the quarterly period ended April 3, 2005, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Teledyne Technologies’ 2005 Annual Meeting of Stockholders (the “Annual Meeting”) was held on April 27, 2005. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:

1.	The three nominees proposed by the Board of Directors were elected as Class III directors for a three-year term expiring at the 2008 Annual Meeting by the following votes:

Name	For	Withheld
Robert P. Bozzone	29,811,953	235,985
Frank V. Cahouet	19,184,238	10,863,700
Charles J. Queenan, Jr.*	28,286,731	1,761,207

*	In accordance with Teledyne Technologies retirement policy for the Board of Directors, Mr. Queenan will step down at the 2006 Annual Meeting unless the Board of Directors grants a waiver to the retirement policy.

Other continuing directors of Teledyne Technologies include (1) Class I directors, Diane C. Creel, Simon M. Lorne and Paul D. Miller, whose terms expire at the 2006 Annual Meeting, and (2) Class II directors, Charles Crocker, Robert Mehrabian and Michael T. Smith, whose terms expire at the 2007 Annual Meeting.

2.	A proposal to ratify the appointment of Ernst & Young LLP as Teledyne Technologies’ independent auditors for 2005 was approved by a vote of 29,824,234 for versus 194,865 against. There were 28,839 abstentions and no broker non-votes with respect to this action.

Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 11, 2005	By: /s/ Dale A. Schnittjer

Dale A. Schnittjer, Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer