Form 10-Q
period 2005-07-03
TELEDYNE TECHNOLOGIES INC
filed 2005-08-05
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common Stock, $.01 par value per share	33,323,870 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in millions, except share amounts)

	July 3, 2005	January 2, 2005
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$12.3	$11.4
Receivables, net	165.0	141.7
Inventories, net	108.9	97.7
Deferred income taxes, net	29.7	26.8
Prepaid expenses, notes receivable and other	9.3	9.3

Total current assets	325.2	286.9

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $171.4 at July 3, 2005 and $155.6 at January 2, 2005	95.9	93.3
Deferred income taxes, net	28.7	28.3
Goodwill, net	173.8	166.0
Acquired intangibles, net	26.1	24.6
Other assets	27.0	25.7

Total Assets	$676.7	$624.8

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$64.6	$62.3
Accrued liabilities	94.2	97.0
Current portion of long-term debt and capital lease obligations	1.0	3.2

Total current liabilities	159.8	162.5
Long-term debt and capital lease obligations	68.7	74.4
Accrued pension obligation	48.0	46.7
Accrued postretirement benefits	23.2	24.2
Other long-term liabilities	75.0	54.9

Total Liabilities	374.7	362.7

Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 33,317,519 at July 3, 2005 and 32,912,362 at January 2, 2005	0.3	0.3
Additional paid-in capital	151.0	142.8
Retained earnings	173.2	141.3
Accumulated other comprehensive loss	(22.5)	(22.3)

Total Stockholders’ Equity	302.0	262.1

Total Liabilities and Stockholders’ Equity	$676.7	624.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 3, 2005 AND JUNE 27, 2004
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2005	2004	2005	2004
Net Sales	$303.3	$238.9	$600.8	$458.5
Costs and expenses
Cost of sales	220.0	178.3	434.5	346.6
Selling, general and administrative expenses	56.6	43.9	116.0	85.6

Total costs and expenses	276.6	222.2	550.5	432.2

Income before other income and expense and income taxes	26.7	16.7	50.3	26.3
Other income	—	0.1	2.5	0.3
Interest and debt expense, net	(0.9)	(0.3)	(1.7)	(0.4)

Income before income taxes	25.8	16.5	51.1	26.2
Provision for income taxes	9.7	6.6	19.2	10.4

Net income	$16.1	$9.9	$31.9	$15.8

Basic earnings per common share	$0.49	$0.31	$0.96	$0.49

Weighted average common shares outstanding	33.1	32.4	33.1	32.3

Diluted earnings per common share	$0.47	$0.30	$0.93	$0.48

Weighted average diluted common shares outstanding	34.5	33.2	34.5	33.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2005 AND JUNE 27, 2004
(Unaudited — Amounts in millions)

	Six Months
	2005	2004
Cash flow from operating activities
Net income	$31.9	$15.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12.2	11.4
Disposal of fixed assets	0.5	—
Deferred income taxes	(2.0)	(4.0)

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(21.2)	(12.9)
Increase in inventories	(8.1)	(3.2)
Decrease in prepaid expenses and other assets	1.1	3.6
Increase in accounts payable	2.1	3.9
Decrease in accrued liabilities	(7.6)	(0.4)
Increase in income taxes payable, net	6.1	2.2
Decrease in long-term assets	(2.2)	(3.9)
Increase in other long-term liabilities	18.6	9.7
Increase (decrease) in accrued pension obligation	(0.9)	4.0
Increase (decrease) in accrued postretirement benefits	1.3	(0.4)
Other operating, net	(0.1)	0.8

Net cash provided by operating activities	31.7	26.6

Cash flow from investing activities
Purchases of property, plant and equipment	(7.4)	(6.0)
Purchase of businesses, net of cash acquired	(21.9)	(112.4)
Proceeds from sale of business	5.2	—
Sale of marketable securities	—	16.8
Other investing, net	—	(0.1)

Net cash used by investing activities	(24.1)	(101.7)

Cash flow from financing activities
Proceeds from (repayment of) debt	(11.6)	60.0
Proceeds from exercise of stock options	4.9	1.4

Net cash provided (used) by financing activities	(6.7)	61.4

Increase (decrease) in cash and cash equivalents	0.9	(13.7)
Cash and cash equivalents—beginning of period	11.4	37.8

Cash and cash equivalents—end of period	$12.3	$24.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 3, 2005
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of July 3, 2005, and the consolidated results of operations and cash flows for the three months and six months then ended. The results of operations and cash flows for the six month period ended July 3, 2005, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2005 presentation.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date – fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R must be adopted in the first quarter of 2006, however, early adoption is allowed. The Company plans to adopt SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.4 million in 2006 based on current assumptions.
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
Note 2. Business Combinations and Disposition
On June 30, 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (Cougar) for a purchase price of $26.5 million, excluding an estimated purchase price adjustment payment of $0.3 million. In connection with the acquisition, Teledyne assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.2 million. In addition, Teledyne recorded contingent payments totaling $1.9 million to be paid by Teledyne in specified increments as certain conditions are satisfied through June 2007. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microelectronic Technologies. Teledyne funded the acquisition primarily from borrowings under its $280 million credit facility. Cougar had sales of approximately $18.1 million for its fiscal year ended August 31, 2004.
In March 2005, Teledyne sold the assets of STIP-Isco, a German subsidiary for $6.6 million. Teledyne received an initial payment of $5.2 million in the first quarter of 2005. An additional $1.4 million is held in escrow to be released to Teledyne in specified increments as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sale, goodwill was reduced by $2.9 million accordingly.
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
On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. (Isco) for $16.00 per share in cash or $93.8 million net of cash acquired, or $92.3 million excluding payments made in the third quarter of 2004. Teledyne sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. Of this amount, $16.8 million was sold in the second quarter of 2004 and the remainder was sold in the third quarter of 2004. Isco, located in Lincoln, Nebraska, is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters. Isco’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use.
Isco’s results have been included since the date of the acquisition. The pro forma information for 2004 below assumes that Isco had been acquired at the beginning of the 2004 fiscal year and includes the effect of amortization of acquired identifiable intangible assets as well as increased interest expense on acquisition debt. Isco’s historical fiscal quarter-end had been approximately three weeks after Teledyne Technologies fiscal quarter-end. Isco’s historical results were pro-rated to reflect the same number of days per period as reported by Teledyne Technologies for the 2004 period presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of 2004. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable. The following table contains the pro forma results for the second quarter and the first six months of 2004 and actual results for the second quarter and the first six months of 2005:

	Second Quarter		Six Months
(in millions, except per share amounts)	2005	2004	2005	2004
Net sales	$303.3	$255.0	$600.8	$492.5
Net income	$16.1	$11.2	$31.9	$17.7
Basic earnings per common share	0.49	0.35	0.96	0.55
Diluted earnings per common share	0.47	0.34	0.93	0.53

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
In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Cougar acquisition. The Company made preliminary estimates as of July 3, 2005, since there was insufficient time between the June 30, 2005 acquisition date and the end of the quarter to finalize the valuation. The preliminary amount of goodwill recorded as of July 3, 2005 for the Cougar acquisition, was $10.8 million. The preliminary amount of intangible assets recorded as of July 3, 2005 for the Cougar acquisition was $2.8 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2005 and 2004 consists of the following (in millions):

	Second Quarter		Six Months
	2005	2004	2005	2004
Net income	$16.1	$9.9	$31.9	$15.8
Other comprehensive loss, net of tax:
Foreign currency translation losses	(0.4)	(0.4)	(0.2)	(0.1)

Total other comprehensive loss	(0.4)	(0.4)	(0.2)	(0.1)

Total comprehensive income	$15.7	$9.5	$31.7	$15.7

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2005	2004	2005	2004
Basic earnings per share
Net income	$16.1	$9.9	$31.9	$15.8

Weighted average common shares outstanding	33.1	32.4	33.1	32.3

Basic earnings per common share	$0.49	$0.31	$0.96	$0.49

Diluted earnings per share
Net income	$16.1	$9.9	$31.9	$15.8

Weighted average common shares outstanding	33.1	32.4	33.1	32.3
Dilutive effect of exercise of options outstanding	1.4	0.8	1.4	0.9

Weighted average diluted common shares outstanding	34.5	33.2	34.5	33.2

Diluted earnings per common share	$0.47	$0.30	$0.93	$0.48

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

	Second Quarter		Six Months
	2005	2004	2005	2004
Net income as reported	$16.1	$9.9	$31.9	$15.8
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.8)	(0.9)	(1.6)	(1.8)

Adjusted net income	$15.3	$9.0	$30.3	$14.0

Basic earnings per share
As reported	$0.49	$0.31	$0.96	$0.49
As adjusted	$0.47	$0.28	$0.92	$0.43

Diluted earnings per share
As reported	$0.47	$0.30	$0.93	$0.48
As adjusted	$0.44	$0.27	$0.88	$0.42

Prior to 2005, the Company used its entire stock trading history since its November 29, 1999 spin-off to compute the expected volatility assumption to value stock options. During 2000 Teledyne Technologies’ stock price was extremely volatile while the subsequent years had only moderate volatility. In accordance with SFAS No. 123, if an entity’s stock was extraordinarily volatile for reasons which expected future volatility may differ from the past, the identifiable period may be disregarded in computing historical average volatility. Beginning with stock options issued in 2005, the Company excluded the year 2000 from the expected volatility calculation resulting in a volatility that is more indicative of expected future volatility. The following assumptions were used in the valuation of stock options granted in 2005 and 2004:

	2005	2004
Expected dividend yield	—	—
Expected volatility	33.0%	60.7%
Risk-free interest rate	3.9%	4.0%
Expected lives in years	6.3	8.0
Fair value per option granted	$10.24	$12.89
Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were $3.1 million in cash equivalents at July 3, 2005, compared with $3.9 million at January 2, 2005.
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

Balance at	July 3, 2005	January 2, 2005
Raw materials and supplies	$36.9	$35.8
Work in process	87.7	80.2
Finished goods	10.4	8.9

	135.0	124.9
Progress payments	(3.2)	(5.6)
LIFO reserve	(22.9)	(21.6)

Total inventories, net	$108.9	$97.7

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation and other intangible assets. Accrued liabilities included salaries and wages and other related compensation reserves of $42.7 million and $40.8 million at July 3, 2005 and January 2, 2005, respectively. Other long-term liabilities included aircraft product liability reserves of $29.7 million and $21.3 million at July 3, 2005 and January 2, 2005, respectively and deferred compensation liabilities of $13.8 million and $12.6 million at July 3, 2005 and January 2, 2005, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation reserves.

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

	First Six Months
	2005	2004
Balance at beginning of year	$6.9	$6.0
Accruals for product warranties charged to expense	5.8	1.0
Cost of product warranty claims	(3.6)	(1.6)
Acquisitions	—	0.8

Balance at end of quarter	$9.1	$6.2

Note 9. Income Taxes
The Company’s effective tax rates for the second quarter and first six months of 2005 were 37.7% and 37.6%, respectively. The effective tax rate for second quarter and first six months of 2004 was 39.6%.
Note 10. Long-Term Debt, Capital Lease and Notes Payable
At July 3, 2005, Teledyne Technologies had $60.0 million outstanding under its $280.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009. Available borrowing capacity under the credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $199.7 million at July 3, 2005. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At July 3, 2005, the Company continues to be in compliance with these covenants. Total debt at July 3, 2005, includes the $60.0 million outstanding under the credit facility, $5.0 million outstanding under a $5.0 million credit line, a $3.8 million capital lease, of which $0.1 million is current and $0.9 million outstanding related to the Cougar acquisition, all of which is current.
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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2004 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 16 to the Consolidated Financial Statements in the 2004 Form 10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition or liquidity. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At July 3, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $3.6 million, of which approximately $0.1 million is included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed under seal, pursuant to the False Claims Act, more than fours years before. The Company believes that its Electronic Safety Products unit’s involvement in this civil action is over.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $25.0 million. The Company’s current aircraft product liability insurance policies expire on May 31, 2006.
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. The Company’s assumed discount rate is 6.25% for 2005, compared with 6.5% in 2004. The Company’s assumed long-term rate of return on plan assets was 8.5% in 2005 and 2004.
Teledyne Technologies’ net periodic pension expense was $3.1 million and $6.3 million for the second quarter and the first six months of 2005, compared with net periodic pension expense of $2.2 million and $4.4 million for the second quarter and first six months of 2004 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.3 million and $4.7 million in the second quarter and first six months of 2005, respectively, compared with no allocation in the same periods of 2004. Under one of its spin-off agreements, since November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services to the U.S. Government.
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the second quarters and the six months of 2005 and 2004 (in millions):

	Second Quarter		Six Months
Pension Benefits	2005	2004	2005	2004
Service cost — benefits earned during the period	$3.4	$3.2	$6.9	$6.4
Interest cost on benefit obligation	7.4	7.2	14.8	14.4
Expected return on plan assets	(8.7)	(8.7)	(17.3)	(17.5)
Amortization of prior service cost	0.6	0.5	1.1	1.0
Recognized actuarial loss	0.4	—	0.8	0.1

Net periodic benefit expense	$3.1	$2.2	$6.3	$4.4

	Second Quarter		Six Months
Postretirement Benefits	2005	2004	2005	2004
Service cost — benefits earned during the period	$—	$—	$—	$0.1
Interest cost on benefit obligation	0.3	0.3	0.6	0.6
Recognized actuarial gain	(0.3)	(0.3)	(0.5)	(0.6)

Net periodic benefit expense	$—	$—	$0.1	$0.1

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit and loss including other segment income. The table also provides a reconciliation to total net income (in millions):

	Second Quarter		Six Months
	2005	2004	2005	2004
Net Sales:
Electronics and Communications	$176.5	$134.6	$350.0	$251.0
Systems Engineering Solutions	66.2	57.6	136.7	112.2
Aerospace Engines and Components	53.0	41.3	99.4	84.2
Energy Systems	7.6	5.4	14.7	11.1

Total sales	$303.3	$238.9	$600.8	$458.5

Operating Profit (Loss):
Electronics and Communications	$20.8	$14.2	$40.9	$22.2
Systems Engineering Solutions	7.0	7.1	14.5	13.2
Aerospace Engines and Components (a)	3.4	(0.9)	6.7	(1.6)
Energy Systems	0.5	0.2	1.0	0.5

Total segment operating profit	31.7	20.6	63.1	34.3
Corporate expense	(5.0)	(3.9)	(10.3)	(8.0)
Other income (expense)	—	0.1	—	0.3
Interest and debt expense, net	(0.9)	(0.3)	(1.7)	(0.4)

Income before income taxes	25.8	16.5	51.1	26.2
Provision for income taxes	9.7	6.6	19.2	10.4

Net income	$16.1	$9.9	$31.9	$15.8

(a)	The first six months of 2005 includes the first quarter receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

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
Results of Operations
Teledyne Technologies’ second quarter 2005 sales were $303.3 million, compared with sales of $238.9 million for the same period of 2004. Net income for the second quarter of 2005 was $16.1 million ($0.47 per diluted share), compared with net income of $9.9 million ($0.30 per diluted share) for the second quarter of 2004. The substantial increase in sales was driven by acquisitions and organic growth. Sales for the first six months of 2005 were $600.8 million, compared with $458.5 million for the same period in 2004. Net income for the first six months of 2005 was $31.9 million ($0.93 per diluted share), compared with $15.8 million ($0.48 per diluted share) for the first six months of 2004.
The second quarter and the first six months of 2005, compared with the same periods in 2004, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Isco Inc., acquired in June 2004; Reynolds Industries, Incorporated acquired in July 2004; Leeman Labs’ assets acquired in February 2004 and Celeritek’s defense assets, acquired in October 2004. The incremental increase in revenue from acquisitions for the second quarter and first six months of 2005, compared with the same periods in 2004, was $30.4 million and $65.8 million, respectively.
The increase in earnings for the second quarter of 2005, compared with the same period of 2004, reflected improved operating profit in each business segment, except for the Systems Engineering Solution segment which was slightly lower. The increase in earnings for the first six months of 2005, compared with the same period of 2004, reflected improved operating profit in each business segment. The second quarter of 2005 included pretax SFAS No. 87 pension expense of $3.1 million compared with pretax pension expense of $2.2 million in the second quarter of 2004. The first six months of 2005 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $6.3 million compared with pretax pension expense of $4.4 million in the first six months of 2004. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.3 million and $4.7 million, respectively, in the second quarter and the first six months of 2005, compared with no allocation in the second quarter and the first six months of 2004. The second quarter and the first six months of 2005, compared with the same periods of 2004 included higher LIFO expense of $0.8 million and $1.1 million, respectively. Incremental operating profit from acquisitions including synergies for the second quarter and the first six months of 2005, compared with the second quarter and the first six months of 2004, were $4.1 million and $8.8 million, respectively.
Cost of sales in total dollars was higher in both the second quarter and the first six months of 2005, compared with the same periods in 2004. The increase was in line with higher sales and also reflected higher warranty accruals, partially offset by product mix differences. Cost of sales as a percentage of sales for the second quarter and the first six months of 2005 was lower compared with the same periods of 2004 and reflected higher sales volume and mix differences, as well as the impact of recent acquisitions, which due to the nature of their business, carry a lower cost of sales expense as a percentage of sales than most of Teledyne’s other businesses.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in both the second quarter and the first six months of 2005, compared with the same periods in 2004. This increase reflected the impact of higher sales and increased research and development and bid and proposal expenses. Selling, general and administrative expenses for the second quarter and the first six months of 2005, as a percentage of sales, were slightly higher compared with the same periods in 2004, which reflected the impact of recent acquisitions, which due to the nature of their business, carry a higher selling expense as a percentage of sales than most of Teledyne’s other businesses and increased research and development and bid and proposal expenses, partially offset by higher volume. Corporate expense for the second quarter and the first six months of 2005, compared with the same periods in 2004, was impacted by higher compensation expense and greater professional fee expenses which include increased costs related to Sarbanes-Oxley Act Section 404 compliance and auditing efforts.
Other income for the first six months of 2005 includes the first quarter receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Interest expense, net of interest income, was $0.9 million in the second quarter of 2005, compared with $0.3 million for the second quarter of 2004. Interest expense, net of interest income, was $1.7 million in the first six months of 2005, compared with $0.4 million for the first six months of 2004. The increase in net interest expense reflected the impact of higher average outstanding debt levels.
The Company’s effective tax rates for the second quarter and the first six months of 2005 were 37.7% and 37.6%, respectively, compared with 39.6% for the same periods of 2004.
Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second Quarter		Six Months
	2005	2004	2005	2004
Net Sales:
Electronics and Communications	$176.5	$134.6	$350.0	$251.0
Systems Engineering Solutions	66.2	57.6	136.7	112.2
Aerospace Engines and Components	53.0	41.3	99.4	84.2
Energy Systems	7.6	5.4	14.7	11.1

Total sales	$303.3	$238.9	$600.8	$458.5

Operating Profit (Loss):
Electronics and Communications	$20.8	$14.2	$40.9	$22.2
Systems Engineering Solutions	7.0	7.1	14.5	13.2
Aerospace Engines and Components (a)	3.4	(0.9)	6.7	(1.6)
Energy Systems	0.5	0.2	1.0	0.5

Total segment operating profit	31.7	20.6	63.1	34.3
Corporate expense	(5.0)	(3.9)	(10.3)	(8.0)
Other income (expense)	—	0.1	—	0.3
Interest and debt expense, net	(0.9)	(0.3)	(1.7)	(0.4)

Income before income taxes	25.8	16.5	51.1	26.2
Provision for income taxes	9.7	6.6	19.2	10.4

Net income	$16.1	$9.9	$31.9	$15.8

(a)	The first six months of 2005 includes the first quarter receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

Electronics and Communications
The Electronics and Communications segment’s second quarter 2005 sales were $176.5 million, compared with second quarter 2004 sales of $134.6 million. Second quarter 2005 operating profit was $20.8 million, compared with operating profit of $14.2 million in the second quarter of 2004. Sales for the first six months of 2005 were $350.0 million, compared with $251.0 million for the same period of 2004. Operating profit for the first six months of 2005 was $40.9 million, compared with $22.2 million for the same period in 2004.
Sales for the second quarter and first six months of 2005, compared with the same periods of 2004, reflected revenue growth in defense electronic products, electronic instruments, relay products, electronic manufacturing services and telecommunication subsystems. The revenue growth in defense electronic products was driven by sales of traveling wave tubes, the acquisition of Reynolds Industries, Incorporated in July 2004 and the acquisition of the defense electronics business of Celeritek, Inc. in October 2004. Electronic instruments revenue growth for the second quarter and first six months of 2005, compared to the same periods in 2004, was favorably impacted by the acquisition of Isco, Inc. in June 2004. Electronic instruments revenue growth for the first six months of 2005, compared to the same period in 2004, was also favorably impacted by the acquisition of Leeman Labs’ assets in February 2004. Electronic manufacturing services had increases in government and commercial sales while revenue growth in relay products was driven by sales to the aviation and test and measurement equipment markets. The increase in revenue from acquisitions for the second quarter and first six months of 2005, compared with the same periods in 2004, was $30.4 million and $65.8 million, respectively. Segment operating profit was favorably impacted by acquisitions and organic sales growth, partially offset by higher LIFO reserves. The second quarter and the first six months of 2005, compared with the same periods of 2004 included higher LIFO expense of $0.3 million and $0.7 million, respectively. Incremental operating profit from acquisitions including synergies for the second quarter and first six months of 2005, compared with the same periods in 2004, was $4.1 million and $8.8 million, respectively. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 was $1.0 million in the second quarter of 2005, compared with $1.7 million in the second quarter of 2004. Pension expense was $2.1 million for the first six months of 2005, compared with pension expense of $3.3 million for the first six months of 2004. Pension expense allocated to contracts pursuant to CAS was $0.4 and $0.8 in the second quarter and the first six months of 2005, compared with no allocations for the same periods in 2004.
Systems Engineering Solutions
The Systems Engineering Solutions segment’s second quarter 2005 sales were $66.2 million, compared with second quarter 2004 sales of $57.6 million. Second quarter 2005 operating profit was $7.0 million, compared with operating profit of $7.1 million in the second quarter of 2004. Sales for the first six months of 2005 were $136.7 million, compared with $112.2 million for the same period of 2004. The first six months of 2005 operating profit was $14.5 million, compared with operating profit of $13.2 million for the same period in 2004.
Sales for the second quarter and first six months of 2005, compared with the same periods of 2004, reflected revenue growth in core defense, environmental and aerospace programs. The lower operating profit in the second quarter of 2005, compared with the same period of 2004, was primarily the result of increased lower profit margin subcontract work in our systems engineering and technical assistance (SETA) contracts, partially offset by increased sales on other contracts. The higher operating profit in the first six months of 2005, compared with the same periods of 2004, was primarily the result of higher sales, partially offset by sales mix and rate differences and increased lower profit margin subcontract work in our SETA contracts. Segment operating profit included pension expense under SFAS No. 87 of $1.6 million in the second quarter of 2005, compared with no pension expense for the second quarter of 2004. SFAS No. 87 pension expense was $3.3 million for the first six months of 2005 compared with pension expense of $0.1 million for the first six months of 2004. Pension expense allocated to contracts pursuant to CAS was $1.8 million and $3.7 million in the second quarter and the first six months of 2005, compared with no allocations for the same periods in 2004.

Aerospace Engines and Components
The Aerospace Engines and Components segment’s second quarter 2005 sales were $53.0 million, compared with second quarter 2004 sales of $41.3 million. The second quarter 2005 operating profit was $3.4 million, compared with an operating loss of $0.9 million in the second quarter of 2004. Sales for the first six months of 2005 were $99.4 million, compared with $84.2 million for the same period of 2004. The operating income for the first six months of 2005 was $6.7 million, compared with an operating loss of $1.6 million for the same period of 2004.
Sales for the second quarter and first six months of 2005, compared with the same periods of 2004, reflected revenue growth in OEM piston engines and turbine engine sales. The higher turbine engine sales for the second quarter and first six months of 2005, compared with the same periods of 2004, reflected higher Improved Tactical Air-Launched Decoy (ITALD) engine sales, and higher Harpoon and Joint Air-to-Surface Standoff Missile (JASSM) sales. Segment operating profit for the first six months of 2005, compared with the same period of 2004, included the first quarter receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. Segment operating profit for the second quarter and first six months of 2005, compared with the same periods of 2004, was favorably impacted by higher sales, partially offset by higher warranty expense and LIFO reserves. The second quarter and the first six months of 2005, compared with the same periods of 2004 included higher LIFO expense of $0.6 million and $0.4 million, respectively. Segment operating profit included pension expense, under SFAS No. 87, of $0.3 million and $0.5 million in the second quarter and first six months of 2005, respectively, compared with pension expense of $0.4 million and $0.8 million in the second quarter and first six months of 2004, respectively.
Teledyne Energy Systems
The Energy Systems segment’s second quarter 2005 sales were $7.6 million, compared with second quarter 2004 sales of $5.4 million. Second quarter 2005 operating profit was $0.5 million, compared with operating profit of $0.2 million in the second quarter of 2004. Sales for the first six months of 2005 were $14.7 million, compared with $11.1 million for the same period of 2004. Operating profit for the first six months of 2005 was $1.0 million, compared with $0.5 million for the same period in 2004.
The increase in sales for the second quarter and first six months of 2005 resulted from the timing of multi-year government contracts, which were awarded in 2003 for fuel cell and thermoelectric power generator work and an increase in commercial hydrogen generator sales. Operating profit was favorably impacted by higher sales. Segment operating profit included pension expense, under SFAS No. 87, of $0.1 million and $0.2 million in the second quarter and first six months of 2005, respectively, compared with no pension expense for the same periods in 2004. Pension expense allocated to contracts pursuant to CAS was $0.1 million and $0.2 million in the second quarter and first six months of 2005, respectively, compared with no allocation in the same periods of 2004.
Financial Condition, Liquidity and Capital Resources
Teledyne Technologies’ net cash provided by operating activities was $31.7 million for the first six months of 2005, compared with $26.6 million for the same period of 2004. The higher net cash provided in the first six months of 2005, compared with the first six months of 2004, was primarily due to higher net income, partially offset by increased working capital requirements, $4.7 million in pension contributions and higher compensation payments made in the first quarter of 2005.
Teledyne Technologies’ net cash used by investing activities was $24.1 million for the first six months of 2005, compared with $101.7 million for the first six months of 2004. On June 30, 2005, Teledyne Technologies completed the acquisition of the stock of Cougar Components Corporation (Cougar) for a purchase price of $26.5 million, excluding an estimated purchase price adjustment payment of $0.3 million. In connection with the acquisition, Teledyne assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.2 million. In addition, Teledyne recorded contingent payments of $1.9 million to be paid by Teledyne in specified increments as certain conditions are satisfied through June 2007. Total cash paid at closing, including other fees, net of cash acquired was $21.9 million. Net cash used by investing activities in 2005 included the receipt of $5.2 million from the sale of the assets of STIP-Isco, a German subsidiary. In March 2005, Teledyne sold assets of

STIP-Isco for $6.6 million. Of this amount, $1.4 million is held in escrow to be released to Teledyne in specified increments as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sale, goodwill was reduced by $2.9 million accordingly. The 2005 amount also included $7.4 million for capital expenditures. The 2004 amount included $112.4 million for the purchase of businesses and $6.0 million for capital expenditures. On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. for $16.00 per share or $93.8 million net of cash acquired or $92.3 million excluding payments made in the third quarter of 2004. Of this amount, $1.4 million was paid in the third quarter of 2004. On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.1 million in cash, which includes the payment of a purchase price adjustment. On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash. The 2004 net cash used by investing activities also includes $16.8 million in proceeds from the sale of securities acquired in the Isco transaction.
The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Cougar acquisition. The Company made preliminary estimates as of July 3, 2005, since there was insufficient time between the acquisition date and the end of the quarter to finalize the valuation. The preliminary amount of goodwill recorded as of July 3, 2005 for the Cougar acquisition, was $10.8 million. The preliminary amount of intangible assets recorded as of July 3, 2005 for the Cougar acquisition, was $2.8 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.
Cash used by financing activities for the first six months of 2005 included the repayment of debt of $11.6 million which included a $2.8 million of the debt obligations assumed in the Cougar acquisition. The first six months of 2004 included $60.0 million from the proceeds of debt, primarily to fund acquisitions. Proceeds from the exercise of stock options were $4.9 million and $1.4 million for the first six months of 2005 and 2004, respectively.
Working capital was $165.4 million at July 3, 2005, compared with $124.4 million at the end of 2004. The increase in working capital was due to higher accounts receivables due to the timing of customer payments, greater inventory balances due to anticipated sales in the second half of 2005 and the addition of working capital from the Cougar acquisition.
Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. Teledyne Technologies currently expects capital expenditures to be approximately $24.0 million in 2005, of which $7.4 million has been spent in the first six months of 2005.
Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $199.7 million at July 3, 2005. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date – fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R must be adopted in the first quarter of 2006, however, early adoption is allowed. The Company plans to adopt SFAS No.123R in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.4 million in 2006 based on current assumptions.
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
Outlook
Based on its current outlook, the Company’s management believes that third quarter 2005 earnings per share will be in the range of approximately $0.36 to $0.38. The full year 2005 earnings per share outlook is expected to be in the range of approximately $1.67 to $1.71. The Company’s estimated effective income tax rate for 2005 is 37.6%.
The Company’s 2005 outlook reflects anticipated sales growth in defense electronics and instrumentation businesses, primarily due to the full-year effect of the Company’s 2004 acquisitions. The Company’s management also expects revenue in its Systems Engineering segment to have peaked in the first quarter of 2005, due in part to favorable timing on certain chemical weapons demilitarization programs and the Company’s SETA contracts with the U.S. Army. In addition, revenues in the Company’s Energy Systems segment and its military turbine engine business are expected to be lower in the second half of 2005, compared with the second half of 2004.
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

As noted earlier, on December 2004, the FASB issued SFAS No. 123R, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. If the company had elected to adopt SFAS No. 123R in the third quarter of 2005, stock option expense was expected to have reduced pretax earnings by $2.6 million ($0.05 per share) in the second half of 2005. The Company currently plans to adopt SFAS No. 123R in the first quarter of 2006. As a result, the current 2005 earnings per share outlook has been revised to exclude $0.05 per share in stock option expense.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)
(amounts in millions, except per share data):

	2005 Full
	Year Outlook		2004 Results	2003 Results
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense and income tax benefit)	$1.73	$1.77	$1.39	$0.97
Pension expense – SFAS No. 87	(0.23)	(0.23)	(0.16)	(0.13)
Pension expense – CAS	0.17	0.17	0.01	—

Earnings per share (excluding income tax benefit)	1.67	1.71	1.24	0.84
Income tax benefit	—	—	—	0.07

Earnings per share – GAAP	$1.67	$1.71	$1.24	$0.91

(a)	The company believes that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.
Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information
From time to time the Company makes, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, capital expenditures, pension matters, stock option expense, inventory costs and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications, commercial aviation and energy exploration markets, funding, continuation and award of government programs, changes in insurance expense, customers’ acceptance of piston engine price increases, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of the Company’s pension assets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2004 Annual Report on Form 10-K. At July 3, 2005, there were no hedging contracts outstanding.
Item 4. Controls and Procedures
Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 3, 2005, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with its evaluation during the quarterly period ended July 3, 2005, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
This information was provided in Teledyne Technologies’ First Quarter 2005 Form 10-Q under Part II Item 4, filed on May 11, 2005.
Item 5. Other Information
(a) On August 3, 2005, the Personnel and Compensation Committee of the Company’s Board of Directors approved an increase in the annual base salary of Robert Mehrabian, Chairman, President and Chief Executive Officer, to $700,000, effective September 1, 2005. In making this determination, which amends Paragraph 1 of his Amended and Restated Employment Agreement, the Committee considered an executive compensation study of comparative companies done for the Committee by Hewitt Associates and other factors, including the strong performance of the Company and prior annual salary increases.
Item 6. Exhibits

(a)	Exhibits

	Exhibit 10.1	Letter Agreement Confirming Robert Mehrabian’s Salary

	Exhibit 31.1	302 Certification — Robert Mehrabian

	Exhibit 31.2	302 Certification — Dale A. Schnittjer

	Exhibit 32.1	906 Certification — Robert Mehrabian

	Exhibit 32.2	906 Certification — Dale A. Schnittjer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 5, 2005	By: /s/ Dale A. Schnittjer

Dale A. Schnittjer, Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 10.1	Letter Agreement Confirming Robert Mehrabian’s Salary

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer