Form 10-Q
period 2005-10-02
TELEDYNE TECHNOLOGIES INC
filed 2005-11-04
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $.01 par value per share	33,624,756 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in millions, except share amounts)

	October 2, 2005	January 2, 2005
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$12.8	$11.4
Receivables, net	173.3	141.7
Inventories, net	114.9	97.7
Deferred income taxes, net	30.4	26.8
Prepaid expenses and other	10.2	9.3

Total current assets	341.6	286.9

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $177.5 at October 2, 2005 and $155.6 at January 2, 2005	94.6	93.3
Deferred income taxes, net	32.0	28.3
Goodwill, net	199.3	166.0
Acquired intangibles, net	32.7	24.6
Other assets	27.2	25.7

Total Assets	$727.4	$624.8

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$69.5	$62.3
Accrued liabilities	108.4	97.0
Current portion of long-term debt and capital lease obligation	0.5	3.2

Total current liabilities	178.4	162.5
Long-term debt and capital lease obligation	73.9	74.4
Accrued pension obligation	43.6	46.7
Accrued postretirement benefits	22.8	24.2
Other long-term liabilities	85.4	54.9

Total Liabilities	404.1	362.7
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 33,554,672 at October 2, 2005 and 32,912,362 at January 2, 2005	0.3	0.3
Additional paid-in capital	156.8	142.8
Retained earnings	188.9	141.3
Accumulated other comprehensive loss	(22.7)	(22.3)

Total Stockholders’ Equity	323.3	262.1

Total Liabilities and Stockholders’ Equity	$727.4	624.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net Sales	$295.3	$270.0	$896.1	$728.5
Costs and expenses
Cost of sales	212.5	194.6	647.0	541.2
Selling, general and administrative expenses	59.4	56.9	175.4	142.5

Total costs and expenses	271.9	251.5	822.4	683.7

Income before other income and expense and income taxes	23.4	18.5	73.7	44.8
Other income and expense, net	2.7	2.7	5.2	3.0
Interest and debt expense, net	(0.9)	(0.6)	(2.6)	(1.0)

Income before income taxes	25.2	20.6	76.3	46.8
Provision for income taxes	9.5	8.1	28.7	18.5

Net income	$15.7	$12.5	$47.6	$28.3

Basic earnings per common share	$0.47	$0.38	$1.44	$0.88

Weighted average common shares outstanding	33.3	32.5	33.1	32.3

Diluted earnings per common share	$0.45	$0.37	$1.38	$0.85

Weighted average diluted common shares outstanding	34.8	33.6	34.6	33.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2005 AND SEPTEMBER 26, 2004
(Unaudited — Amounts in millions)

	Nine Months
	2005	2004
Cash flow from operating activities
Net income	$47.6	$28.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18.5	18.4
Loss on disposal of fixed assets	0.4	—
Deferred income taxes	(7.5)	5.1

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(22.8)	(10.0)
Increase in inventories	(10.5)	(8.0)
Decrease in prepaid expenses and other assets	0.1	1.2
Increase in accounts payable	4.4	10.4
Increase in accrued liabilities	0.7	1.3
Decrease (increase) in income taxes payable, net	10.7	(7.3)
Increase in long-term assets	(2.3)	(2.0)
Increase in other long-term liabilities	25.6	15.8
Increase (decrease) in accrued pension obligation	(3.1)	2.9
Decrease in accrued postretirement benefits	(1.4)	(0.7)
Other operating, net	(0.3)	1.5

Net cash provided by operating activities	60.1	56.9

Cash flow from investing activities
Purchases of property, plant and equipment	(12.3)	(9.9)
Purchase of businesses, net of cash acquired	(54.4)	(151.4)
Proceeds from sale of business and other assets	8.3	—
Sale of marketable securities	—	17.3
Other investing, net	—	1.0

Net cash used by investing activities	(58.4)	(143.0)

Cash flow from financing activities
Proceeds from (repayment of) debt, net	(8.9)	60.0
Proceeds from exercise of stock options	8.6	4.0

Net cash provided (used) by financing activities	(0.3)	64.0

Increase (decrease) in cash and cash equivalents	1.4	(22.1)
Cash and cash equivalents—beginning of period	11.4	37.8

Cash and cash equivalents—end of period	$12.8	$15.7

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
October 2, 2005
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of October 2, 2005, and the consolidated results of operations for the three and nine months then ended and the cash flows for the nine months then ended. The results of operations and cash flows for the periods ended October 2, 2005, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2005 presentation.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”), that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date – fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” The Company plans to adopt SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.4 million in 2006 based on current assumptions.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company.

Note 2. Business Combinations and Disposition
On August 26, 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of RD Instruments, Inc. (RDI). The total purchase price was $36.0 million. At October 2, 2005, total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition Teledyne Technologies assumed debt obligations of $2.0 million. In addition, Teledyne Technologies recorded a $3.6 million liability to be paid in August 2007. RDI designs and manufactures acoustic Doppler instrumentation. The business will operate as Teledyne RD Instruments, Inc. and is based in San Diego, California. Teledyne Technologies funded the acquisition with cash on hand and borrowings under its credit facilities. RDI had sales of approximately $29.0 million for its fiscal year ended December 31, 2004.
On August 26, 2005, Teledyne Technologies announced that Teledyne Isco, Inc., completed the sale of its SWIFT™ assets for net proceeds of $2.9 million. These assets were acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sale and goodwill was reduced by $2.7 million.
On June 30, 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (Cougar) for a purchase price of $26.5 million. In the third quarter Teledyne Technologies also paid a $0.5 million purchase price adjustment. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.2 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.9 million to be paid by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microelectronic Technologies. Teledyne Technologies funded the acquisition primarily from borrowings under its $280 million credit facility. Cougar had sales of approximately $18.1 million for its fiscal year ended August 31, 2004.
In March 2005, Teledyne Technologies sold the assets of STIP-Isco, a German subsidiary, for $6.6 million. Teledyne Technologies received an initial payment of $5.2 million in the first quarter of 2005 and a subsequent payment of $0.2 million in the third quarter of 2005. An additional $1.2 million is held in escrow to be released to Teledyne Technologies in specified increments as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sale and goodwill was reduced by $2.3 million accordingly.
On October 22, 2004, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek, Inc. (Celeritek) for $32.7 million in cash, which includes the receipt of a purchase price adjustment. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne Technologies relocated the business from Santa Clara, California and consolidated it with Teledyne Technologies’ operations in Mountain View, California.
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

On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. (Isco) for $16.00 per share in cash or $93.8 million net of cash acquired. Teledyne Technologies sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. Isco, located in Lincoln, Nebraska, is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters. Isco’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use.
Isco’s results have been included since the date of the acquisition. The pro forma information for 2004 below assumes that Isco had been acquired at the beginning of the 2004 fiscal year and includes the effect of amortization of acquired identifiable intangible assets as well as increased interest expense on acquisition debt. Isco’s historical fiscal quarter-end had been approximately three weeks after Teledyne Technologies fiscal quarter-end. Isco’s historical results were pro-rated to reflect the same number of days per period as reported by Teledyne Technologies for the 2004 period presented below. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of 2004. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable. The following table contains the pro forma results for the first nine months of 2004 and actual results for the first nine months of 2005:

	Nine Months
(amounts in millions, except per share data)	2005	2004
Net sales	$896.1	$762.5
Net income	$47.6	$29.9
Basic earnings per common share	1.44	0.93
Diluted earnings per common share	1.38	0.90

On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire, for $8.1 million in cash, which includes the payment of a purchase price adjustment. Leeman Labs’ product lines augment Teledyne Technologies’ existing laboratory and continuous monitoring instruments used in environmental applications.
On December 31, 2003, which is part of Teledyne Technologies’ 2004 fiscal year, Teledyne Technologies, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired certain assets of the Filtronic Solid State (Solid State) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne Technologies’ operations in Mountain View, California.
In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Cougar and RDI acquisition. The Company made preliminary estimates as of October 2, 2005, since there was insufficient time between the acquisition dates and the end of the third quarter to finalize the valuation. The preliminary amount of goodwill recorded as of October 2, 2005 for the Cougar and RDI acquisitions, was $13.7 million and $24.7 million, respectively. The preliminary amount of intangible assets recorded as of October 2, 2005 for the Cougar and RDI acquisitions was $2.8 million and $7.6 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.

Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the third quarter and first nine months of 2005 and 2004 consists of the following (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net income	$15.7	$12.5	$47.6	$28.3
Other comprehensive income (loss), net of tax:
Foreign currency translation gains (losses)	(0.2)	0.1	(0.4)	—

Total other comprehensive income (loss)	(0.2)	0.1	(0.4)	—

Total comprehensive income	$15.5	$12.6	$47.2	$28.3

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Basic earnings per share
Net income	$15.7	$12.5	$47.6	$28.3

Weighted average common shares outstanding	33.3	32.5	33.1	32.3

Basic earnings per common share	$0.47	$0.38	$1.44	$0.88

Diluted earnings per share
Net income	$15.7	$12.5	$47.6	$28.3

Weighted average common shares outstanding	33.3	32.5	33.1	32.3
Dilutive effect of exercise of options outstanding	1.5	1.1	1.5	1.1

Weighted average diluted common shares outstanding	34.8	33.6	34.6	33.4

Diluted earnings per common share	$0.45	$0.37	$1.38	$0.85

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

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net income as reported	$15.7	$12.5	$47.6	$28.3
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.8)	(1.0)	(2.4)	(2.8)

Adjusted net income	$14.9	$11.5	$45.2	$25.5

Basic earnings per share
As reported	$0.47	$0.38	$1.44	$0.88
As adjusted	$0.45	$0.35	$1.37	$0.79

Diluted earnings per share
As reported	$0.45	$0.37	$1.38	$0.85
As adjusted	$0.43	$0.34	$1.31	$0.76
Prior to 2005, the Company used its entire stock trading history since its November 29, 1999 spin-off to compute the expected volatility assumption to value stock options. During 2000, Teledyne Technologies’ stock price was extremely volatile while the subsequent years had only moderate volatility. In accordance with SFAS No. 123, if an entity’s stock was extraordinarily volatile for reasons which expected future volatility may differ from the past, the identifiable period may be disregarded in computing historical average volatility. Beginning with stock options issued in 2005, the Company excluded the year 2000 from the expected volatility calculation resulting in a volatility that is more indicative of expected future volatility. The following assumptions were used in the valuation of stock options granted in 2005 and 2004:

	2005	2004
Expected dividend yield	—	—
Expected volatility	33.0%	60.7%
Risk-free interest rate	3.9%	4.0%
Expected lives in years	6.3	8.0
Fair value per option granted	$10.24	$12.89

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were $3.0 million in cash equivalents at October 2, 2005, compared with $3.9 million at January 2, 2005.
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

Balance at	October 2, 2005	January 2, 2005
Raw materials and supplies	$36.7	$35.8
Work in process	94.2	80.2
Finished goods	13.9	8.9

	144.8	124.9
Progress payments	(6.3)	(5.6)
LIFO reserve	(23.6)	(21.6)

Total inventories, net	$114.9	$97.7

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation and other intangible assets. Accrued liabilities included salaries and wages and other related compensation reserves of $47.2 million and $40.8 million at October 2, 2005 and January 2, 2005, respectively. Other long-term liabilities included aircraft product liability reserves of $34.1 million and $21.3 million at October 2, 2005 and January 2, 2005, respectively and deferred compensation liabilities of $14.8 million and $12.6 million at October 2, 2005 and January 2, 2005, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation reserves.
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

	First Nine Months
	2005	2004
Balance at beginning of year	$6.9	$6.0
Accruals for product warranties charged to expense	8.2	2.3
Cost of product warranty claims	(5.8)	(2.2)
Acquisitions	0.6	0.8

Balance at end of quarter	$9.9	$6.9

Note 9. Income Taxes
The Company’s effective tax rate for the third quarter and first nine months of 2005 was 37.6%. The effective tax rate for third quarter and first nine months of 2004 was 39.6%. The lower effective tax rate for 2005, compared with 2004, primarily reflected the impact of lower state income taxes as a result of the mix of taxable income by state.
Note 10. Long-Term Debt, Capital Lease and Notes Payable
At October 2, 2005, Teledyne Technologies had $70.0 million outstanding under its $280.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009. Available borrowing capacity under the credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $194.7 million at October 2, 2005. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At October 2, 2005, the Company continues to be in compliance with these covenants. Total debt at October 2, 2005, includes $70.0 million under the credit facility, a $3.7 million capital lease, of which $0.1 million is current and $0.7 million related to the RDI acquisition, of which $0.4 million is current.
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
At October 2, 2005, the Company’s reserves for environmental remediation obligations totaled approximately $3.6 million, of which approximately $0.1 million is included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
Teledyne Technologies’ net periodic pension expense was $3.2 million and $9.5 million for the third quarter and the first nine months of 2005, compared with net periodic pension expense of $2.2 million and $6.6 million for the third quarter and first nine months of 2004 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.3 million and $7.0 million in the third quarter and first nine months of 2005, respectively, compared with no allocation in the same periods of 2004. Under one of its spin-off agreements, since November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2005 and 2004 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2005	2004	2005	2004
Service cost — benefits earned during the period	$3.5	$3.3	$10.4	$9.7
Interest cost on benefit obligation	7.4	7.2	22.2	21.6
Expected return on plan assets	(8.6)	(8.8)	(25.9)	(26.3)
Amortization of prior service cost	0.5	0.5	1.6	1.5
Recognized actuarial loss	0.4	—	1.2	0.1

Net periodic benefit expense	$3.2	$2.2	$9.5	$6.6

	Third Quarter		Nine Months
Postretirement Benefits	2005	2004	2005	2004
Service cost — benefits earned during the period	$—	$—	$—	$0.1
Interest cost on benefit obligation	0.2	0.3	0.8	0.9
Recognized actuarial gain	(0.2)	(0.2)	(0.7)	(0.8)
Other (a)	—	0.1	—	0.1

Net periodic benefit expense	$—	$0.2	$0.1	$0.3

(a)	The third quarter and first nine months of 2004 reflect a $73,000 adjustment for the expected cost reduction related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit and loss including other segment income. The table also provides a reconciliation of segment operating profit to total net income (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net Sales:
Electronics and Communications	$178.9	$155.1	$528.9	$406.1
Systems Engineering Solutions	64.3	65.2	201.0	177.4
Aerospace Engines and Components	45.7	44.3	145.1	128.5
Energy Systems	6.4	5.4	21.1	16.5

Total sales	$295.3	$270.0	$896.1	$728.5

Operating Profit (Loss):
Electronics and Communications	$20.8	$15.5	$61.7	$37.7
Systems Engineering Solutions	6.8	7.7	21.3	20.9
Aerospace Engines and Components (a)	3.1	2.9	9.8	1.3
Energy Systems	0.4	0.4	1.4	0.9

Total segment operating profit and other segment income	31.1	26.5	94.2	60.8
Corporate expense	(5.2)	(5.5)	(15.5)	(13.5)
Other income (expense), net	0.2	0.2	0.2	0.5
Interest and debt expense, net	(0.9)	(0.6)	(2.6)	(1.0)

Income before income taxes	25.2	20.6	76.3	46.8
Provision for income taxes	9.5	8.1	28.7	18.5

Net income	$15.7	$12.5	$47.6	$28.3

(a)	The third quarter of 2005 and 2004 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. For the first nine months of 2005 and 2004, the total receipts pursuant to the agreement were $5.0 million and $2.5 million, respectively.
Note 14. Subsequent Event
On November 1, 2005, Teledyne Technologies entered into a definitive agreement that provides for the merger of Benthos, Inc. (Benthos) (Nasdaq: BTHS) with a wholly-owned subsidiary of Teledyne Technologies. Upon consummation of the transaction, which is subject to approval by Benthos’ shareholders as well as other customary closing conditions, Teledyne Technologies would acquire all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration would be approximately $40.6 million (including payments for the settlement of outstanding stock options) or approximately $31.4 million taking into account Benthos’ net cash on hand at June 30, 2005. Benthos, located in North Falmouth, Mass., is a provider of oceanographic products designed for port and harbor security services, the U.S. Navy, energy exploration and oceanographic research. As it previously announced, Benthos expects to report revenue of approximately $24.0 million for its fiscal year ended September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy
As Teledyne Technologies grows both organically and through acquisitions, it is working to become a simpler and more integrated operating company. Teledyne Technologies’ goal is to continue its path of high quality revenue and earnings growth and create a more focused set of businesses that are truly superior in their niches. Teledyne Technologies does this by executing on two focused fronts: first, by strengthening and expanding specific platforms in core electronics, instruments and systems engineering businesses through organic growth and targeted acquisitions; and second, by pursuing operational excellence and margin expansion initiatives to continuously improve earnings. In addition, operational excellence to Teledyne Technologies includes the rapid integration of the businesses it acquires. Teledyne Technologies continually evaluates its product lines to ensure that they are aligned with this strategy.
Results of Operations
Teledyne Technologies’ third quarter 2005 sales were $295.3 million, compared with sales of $270.0 million for the same period of 2004. Net income for the third quarter of 2005 was $15.7 million ($0.45 per diluted share), compared with net income of $12.5 million ($0.37 per diluted share) for the third quarter of 2004. Sales for the first nine months of 2005 were $896.1 million, compared with $728.5 million for the same period in 2004. The substantial increase in sales for the 2005 periods compared with the same 2004 periods was driven by acquisitions and organic growth. Net income for the first nine months of 2005 was $47.6 million ($1.38 per diluted share), compared with $28.3 million ($0.85 per diluted share) for the first nine months of 2004.
The third quarter of 2005, compared with the same period in 2004, reflected higher sales in each business segment except the System Engineering Solutions segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including RD Instruments, Inc. (RDI), acquired in August 2005, Cougar Components Corporation (Cougar), acquired in June 2005 and Celeritek’s defense assets, acquired in October 2004. The first nine months of 2005, compared with the same period in 2004, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including RD Instruments, Inc., Cougar Components Corporation, Isco Inc., acquired in June 2004; Reynolds Industries, Incorporated acquired in July 2004; Leeman Labs’ assets acquired in February 2004 and Celeritek’s defense assets, acquired in October 2004. Revenue in the third quarter of 2005 from businesses acquired since the third quarter of 2004 was $14.3 million. Incremental revenue for the first nine months of 2005 from businesses acquired since December 2003 was $81.1 million.
The increase in earnings for the third quarter of 2005, compared with the same period of 2004, primarily reflected improved operating profit in the Electronics and Communication Segment. The increase in earnings for the first nine months of 2005, compared with the same period of 2004, reflected improved operating profit in each business segment. The third quarter of 2005 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $3.2 million compared with pretax pension expense of $2.2 million in the third quarter of 2004. The first nine months of 2005 included pretax pension expense in accordance with the pension requirements of (SFAS) No. 87 of $9.5 million compared with pretax pension expense of $6.6 million in the first nine months of 2004. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.3 million and $7.0 million, respectively, in the third quarter and the first nine months of 2005, compared with no allocation in the same periods of 2004. The third quarter and the first nine months of 2005, compared with the same periods of 2004 included higher LIFO expense of $0.6 million and $1.7 million, respectively. Operating profit from acquisitions, including synergies, in the third quarter of 2005 from businesses acquired since the third quarter of 2004 was $1.8 million. Incremental operating profit from acquisitions, including synergies, for the first nine months of 2005 from businesses acquired since December 2003 was $12.1 million.

Cost of sales in total dollars was higher in both the third quarter and the first nine months of 2005, compared with the same periods in 2004. The increase was in line with higher sales and also reflected higher warranty accruals, partially offset by product mix differences. Cost of sales as a percentage of sales for the third quarter of 2005 was slightly lower compared with the same period of 2004. Cost of sales as a percentage of sales for the first nine months of 2005 was lower compared with the same period of 2004 and reflected higher sales volume and product mix differences, as well as the impact of acquisitions made in 2004, which due to the nature of their business, carry a lower cost of sales expense as a percentage of sales than most of Teledyne Technologies’ other businesses.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in both the third quarter and the first nine months of 2005, compared with the same periods in 2004. This increase primarily reflected the impact of acquisitions. Selling, general and administrative expenses for the third quarter of 2005, as a percentage of sales, were slightly lower compared with the same period in 2004, which reflected higher sales volume. Selling, general and administrative expenses for the first nine months of 2005, as a percentage of sales, compared with the same period in 2004, were approximately equal. Corporate expense for the third quarter of 2005, compared with the same period in 2004, was impacted by higher compensation expense, partially offset by lower professional fee expenses which include lower costs related to Sarbanes-Oxley Act Section 404 compliance and auditing efforts. Corporate expense for the first nine months of 2005, compared with the same period in 2004, was impacted by higher compensation expense and greater professional fee expenses which include increased costs related to Sarbanes-Oxley Act Section 404 compliance and auditing efforts.
Other income for the third quarter of 2005 and 2004 includes receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Other income for the first nine months of 2005 and 2004 includes receipt of $5.0 million and $2.5 million, respectively, pursuant to the agreement with Honda Motor Co., Ltd.
Interest expense, net of interest income, was $0.9 million in the third quarter of 2005, compared with $0.6 million for the third quarter of 2004. Interest expense, net of interest income, was $2.6 million in the first nine months of 2005, compared with $1.0 million for the first nine months of 2004. The increase in net interest expense primarily reflected the impact of higher average outstanding debt levels.
The Company’s effective tax rate for the third quarter and the first nine months of 2005 was 37.6%, compared with 39.6% for the same periods of 2004. The lower effective tax rate for 2005, compared with 2004, primarily reflected the impact of lower state income taxes as a result of the mix of taxable income by state.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net Sales:
Electronics and Communications	$178.9	$155.1	$528.9	$406.1
Systems Engineering Solutions	64.3	65.2	201.0	177.4
Aerospace Engines and Components	45.7	44.3	145.1	128.5
Energy Systems	6.4	5.4	21.1	16.5

Total sales	$295.3	$270.0	$896.1	$728.5

Operating Profit (Loss):
Electronics and Communications	$20.8	$15.5	$61.7	$37.7
Systems Engineering Solutions	6.8	7.7	21.3	20.9
Aerospace Engines and Components (a)	3.1	2.9	9.8	1.3
Energy Systems	0.4	0.4	1.4	0.9

Total segment operating profit and other segment income	31.1	26.5	94.2	60.8
Corporate expense	(5.2)	(5.5)	(15.5)	(13.5)
Other income (expense), net	0.2	0.2	0.2	0.5
Interest and debt expense, net	(0.9)	(0.6)	(2.6)	(1.0)

Income before income taxes	25.2	20.6	76.3	46.8
Provision for income taxes	9.5	8.1	28.7	18.5

Net income	$15.7	$12.5	$47.6	$28.3

(a)	The third quarter of 2005 and 2004 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. For the first nine months of 2005 and 2004, total receipts pursuant to the agreement were $5.0 million and $2.5 million, respectively.
Electronics and Communications
The Electronics and Communications segment’s third quarter 2005 sales were $178.9 million, compared with third quarter 2004 sales of $155.1 million. Third quarter 2005 operating profit was $20.8 million, compared with operating profit of $15.5 million in the third quarter of 2004. Sales for the first nine months of 2005 were $528.9 million, compared with $406.1 million for the same period of 2004. Operating profit for the first nine months of 2005 was $61.7 million, compared with $37.7 million for the same period in 2004.
Sales for the third quarter of 2005, compared with the same period of 2004, reflected revenue growth in defense electronic products, electronic manufacturing services, relay products, electronic instruments and telecommunication subsystems. The revenue growth in defense electronic products was driven by sales of traveling wave tubes, the acquisition of Cougar in June 2005 and the acquisition of the defense electronics business of Celeritek, Inc. in October 2004. Electronic manufacturing services had increases in government, commercial and medical sales while revenue growth in relay products was driven by increased sales to the aviation and test and measurement equipment markets. The revenue growth in electronic instruments reflected the impact of the acquisition of RDI in August 2005. Segment operating profit was favorably impacted by acquisitions, organic sales growth and by lower pension expense. Sales for the first nine months of 2005, compared with the same period of 2004, reflected revenue growth in defense electronic products, electronic instruments, relay products, electronic manufacturing services, electronic instruments and telecommunication subsystems. The revenue growth in defense electronic products was driven by sales of traveling wave tubes, the acquisition of Reynolds Industries, Incorporated in July 2004, the acquisition of Cougar and the acquisition of the defense electronics business of Celeritek, Inc. Electronic instruments revenue growth for the first nine months of 2005, compared with the same period in 2004, was favorably impacted by the acquisition of Isco, Inc. in June 2004 and the acquisition of Leeman Labs’ assets in February 2004. Electronic manufacturing services had increases in government and commercial sales while revenue growth in relay products was driven by sales to the aviation and test and measurement equipment markets. The revenue growth in electronic instruments reflected the impact of the acquisition of RDI. Revenue in the third quarter of 2005 from businesses acquired since the third quarter of 2004 was $14.3 million. Incremental revenue for the first nine months of 2005 from businesses acquired since December 2003 was $81.1 million. Segment operating profit was favorably impacted by acquisitions and organic sales growth, partially offset by higher LIFO reserves. The third quarter and the first nine months of 2005, compared with the same periods of 2004 included higher LIFO expense of $0.5 million and $1.2 million, respectively. Operating profit from acquisitions, including synergies, in the third quarter of 2005 from businesses acquired since the third quarter of 2004 was $1.8 million. Incremental operating profit from acquisitions, including synergies, for the first nine months of 2005 from businesses acquired since December 2003 was $12.1 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 was $1.1 million in the third quarter of 2005, compared with $1.7 million in the third quarter of 2004. Pension expense was $3.2 million for the first nine months of 2005, compared with pension expense of $5.0 million for the first nine months of 2004. Pension expense allocated to contracts pursuant to CAS was $0.1 and $0.9 in the third quarter and the first nine months of 2005, compared with no allocations for the same periods in 2004.
Systems Engineering Solutions
The Systems Engineering Solutions segment’s third quarter 2005 sales were $64.3 million, compared with third quarter 2004 sales of $65.2 million. Third quarter 2005 operating profit was $6.8 million, compared with operating profit of $7.7 million in the third quarter of 2004. Sales for the first nine months of 2005 were $201.0 million, compared with $177.4 million for the same period of 2004. The first nine months of 2005 operating profit was $21.3 million, compared with operating profit of $20.9 million for the same period in 2004.
Sales for the third quarter of 2005, compared with the same period of 2004, reflected lower revenue in environmental programs, partially offset by revenue growth in core defense and aerospace programs. The lower operating profit in the third quarter of 2005, compared with the same period of 2004, was primarily the result of lower revenue and increased subcontract work in our systems engineering and technical assistance (SETA) contracts which carry lower profit margins. Sales for the first nine months of 2005, compared with the same period of 2004, reflected revenue growth in core defense, environmental and aerospace programs. The higher operating profit in the first nine months of 2005, compared with the same period of 2004, was primarily the result of higher sales, partially offset by sales mix and rate differences and increased lower profit margin subcontract work in our SETA contracts. Segment operating profit included pension expense under SFAS No. 87 of $1.7 million in the third quarter of 2005, compared with no pension expense for the third quarter of 2004. SFAS No. 87 pension expense was $5.0 million for the first nine months of 2005 compared with pension expense of $0.1 million for the first nine months of 2004. Pension expense allocated to contracts pursuant to CAS was $2.2 million and $5.9 million in the third quarter and the first nine months of 2005, compared with no allocations for the same periods in 2004.
Aerospace Engines and Components
The Aerospace Engines and Components segment’s third quarter 2005 sales were $45.7 million, compared with third quarter 2004 sales of $44.3 million. The third quarter 2005 operating profit was $3.1 million, compared with operating profit of $2.9 million in the third quarter of 2004. Sales for the first nine months of 2005 were $145.1 million, compared with $128.5 million for the same period of 2004. The operating income for the first nine months of 2005 was $9.8 million, compared with operating income of $1.3 million for the same period of 2004.
Sales for the third quarter of 2005, compared with the same period of 2004, reflected revenue growth in OEM piston engines, partially offset by lower piston engine aftermarket and turbine engine sales. Sales from turbine engines were lower due to decreased sales of Harpoon missile engines, partially offset by higher sales of engines for the Joint Air-to-Surface Standoff Missile (JASSM) program. Segment operating profit for the third quarter of 2005 and third quarter of 2004 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. Segment operating profit was favorably impacted by higher sales and favorable operating performance, partially offset by increased product liability expenses. Sales for the first nine months of 2005, compared with the same period of 2004, reflected revenue growth in OEM piston engine and turbine engine sales. The higher turbine engine sales for the first nine months of 2005, compared with the same period of 2004, reflected higher Improved Tactical Air-Launched Decoy (ITALD) engine sales, and higher Harpoon and JASSM sales. Segment operating profit for the first nine months of 2005 included receipts of $5.0 million pursuant to the agreement with Honda Motor Co., Ltd., compared with receipt of $2.5 million for the first nine months of 2004. Segment operating profit for the first nine months of 2005, compared with the same period of 2004, was favorably impacted by higher sales, partially offset by higher warranty expense and LIFO reserves. The third quarter and the first nine months of 2005, compared with the same periods of 2004 included higher LIFO expense of $0.1 million and $0.5 million, respectively. Segment operating profit included pension expense, under SFAS No. 87, of $0.2 million and $0.7 million in the third quarter and first nine months of 2005, respectively, compared with pension expense of $0.4 million and $1.2 million in the third quarter and first nine months of 2004, respectively.
Teledyne Energy Systems
The Energy Systems segment’s third quarter 2005 sales were $6.4 million, compared with third quarter 2004 sales of $5.4 million. Operating profit was $0.4 million, for both the third quarter of 2005 and the third quarter of 2004. Sales for the first nine months of 2005 were $21.1 million, compared with $16.5 million for the same period of 2004. Operating profit for the first nine months of 2005 was $1.4 million, compared with $0.9 million for the same period in 2004.
The increase in sales for the third quarter of 2005 primarily resulted from an increase in commercial hydrogen generator sales. The increase in sales for the first nine months of 2005 resulted from the timing of multi-year government contracts, which were awarded in 2003 for fuel cell and thermoelectric power generator work and an increase in commercial hydrogen generator sales. Operating profit for the third quarter of 2005, compared to the third quarter of 2004, was favorably impacted by higher sales, offset by employee termination costs. Operating profit for the first nine months of 2005, compared with the same period of 2004, was favorably impacted by higher sales, partially offset by employee termination costs. Segment operating profit included pension expense, under SFAS No. 87, of $0.1 million and $0.3 million in the third quarter and first nine months of 2005, respectively, compared with $0.1 million in the third quarter and first nine months of 2004. Pension expense allocated to contracts pursuant to CAS was $0.2 million in the first nine months of 2005, respectively, compared with no allocation in the same periods of 2004.
Financial Condition, Liquidity and Capital Resources
Teledyne Technologies’ net cash provided by operating activities was $60.1 million for the first nine months of 2005, compared with $56.9 million for the same period of 2004. The higher net cash provided in the first nine months of 2005, compared with the first nine months of 2004, was primarily due to higher net income, partially offset by increased working capital requirements, $8.8 million in higher pension contributions and higher compensation payments made in the first quarter of 2005.
Teledyne Technologies’ net cash used by investing activities was $58.4 million for the first nine months of 2005, compared with $143.0 million for the first nine months of 2004. On August 29, 2005, Teledyne Technologies completed the acquisition of RDI for $36.0 million. At October 2, 2005, total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $2.0 million. In addition, Teledyne Technologies recorded a $3.6 million liability to be paid in August 2007. On June 30, 2005, Teledyne Technologies completed the acquisition of the stock of Cougar for a purchase price of $26.5 million. In the third quarter Teledyne Technologies made a $0.5 million purchase price adjustment payment in connection with the acquisition. At October 2, 2005, total cash paid, including other fees and the purchase price adjustment, net of cash acquired was $22.4 million. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, Teledyne Technologies recorded contingent payments of $1.9 million to be paid by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007. Net cash used by investing activities in 2005 included the receipt of $5.4 million from the sale of the assets of STIP-Isco, a German subsidiary and $2.9 million from the sale of SWIFT™ assets. In March 2005, Teledyne Technologies sold assets of STIP-Isco for $6.6 million. Of this amount, $1.2 million is held in escrow to be released to Teledyne Technologies in specified increments as certain conditions are satisfied through February 2007. These assets were acquired as part of the Isco acquisition made last year. In accordance with purchase accounting, no gain was recorded on the sales and goodwill was reduced by $5.0 million. The 2005 amount also included $12.3 million for capital expenditures. The 2004 amount included $151.4 million for the purchase of businesses and $9.9 million for capital expenditures. On July 2, 2004, Teledyne Investment, Inc. completed the acquisition of Reynolds for total consideration of $45.1 million (including capital lease obligations assumed and net of cash acquired). At September 26, 2004, total cash paid, net of cash acquired was $37.5 million. On June 18, 2004, Teledyne Technologies completed the acquisition of the stock of Isco, Inc. for $16.00 per share or $93.8 million net of cash acquired. On February 27, 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc., for $8.1 million in cash, which includes the payment of a purchase price adjustment. On December 31, 2003, which is part of Teledyne Technologies’ 2004 fiscal year, Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State business from Filtronic plc for $12.0 million in cash. The 2004 net cash used by investing activities also includes $17.3 million in proceeds from the sale of securities acquired in the Isco transaction.
The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the RDI and Cougar acquisitions. The Company made preliminary estimates as of October 2, 2005, since there was insufficient time between the acquisition dates and the end of the third quarter to finalize the valuation. The preliminary amount of goodwill recorded as of October 2, 2005 for the Cougar and RDI acquisitions, was $13.7 million and $24.7 million, respectively. The preliminary amount of intangible assets recorded as of October 2, 2005 for the Cougar and RDI acquisitions was $2.8 million and $7.6 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals. The Company expects to complete these reviews in the fourth quarter of 2005.
Cash used by financing activities for the first nine months of 2005 included the repayment of debt of $8.9 million which included $2.8 million of the debt assumed in the Cougar acquisition and $1.3 million of the debt assumed in the RDI acquisition. The first nine months of 2004 included $60.0 million from the proceeds of debt, primarily to fund acquisitions. Proceeds from the exercise of stock options were $8.6 million and $4.0 million for the first nine months of 2005 and 2004, respectively.
Working capital was $163.2 million at October 2, 2005, compared with $124.4 million at the end of 2004. The increase in working capital was due to higher accounts receivables due to higher sales and the timing of customer payments, greater inventory balances due to anticipated sales and the addition of working capital from the Cougar and RDI acquisitions.
On November 1, 2005, Teledyne Technologies entered into a definitive agreement that provides for the merger of Benthos, Inc. (Benthos) (Nasdaq: BTHS) with a wholly-owned subsidiary of Teledyne Technologies. Upon consummation of the transaction, which is subject to approval by Benthos’ shareholders as well as other customary closing conditions, Teledyne Technologies would acquire all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration would be approximately $40.6 million (including payments for the settlement of outstanding stock options) or approximately $31.4 million taking into account Benthos’ net cash on hand at June 30, 2005. Benthos, located in North Falmouth, Mass., is a provider of oceanographic products designed for port and harbor security services, the U.S. Navy, energy exploration and oceanographic research. As it previously announced, Benthos expects to report revenue of approximately $24.0 million for its fiscal year ended September 30, 2005.
Teledyne Technologies’ principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. Teledyne Technologies currently expects capital expenditures to be approximately $24.0 million in 2005, of which $12.3 million has been spent in the first nine months of 2005.

Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $194.7 million at October 2, 2005. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009.
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
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date – fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” The Company plans to adopt SFAS No.123R in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.4 million in 2006 based on current assumptions.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company.
Outlook
Based on its current outlook, the Company’s management believes that fourth quarter 2005 earnings per share will be in the range of approximately $0.39 to $0.41. The full year 2005 earnings per share outlook is expected to be in the range of approximately $1.77 to $1.79, an increase from prior guidance of $1.67 to $1.71. The Company’s estimated effective income tax rate for 2005 is 37.6%.
The fourth quarter of 2005 earnings per share outlook reflects a reduction in other income, relative to the third quarter of 2005. In the third quarter of 2005 the Company received a $2.5 million payment pursuant to the agreement with Honda Motor Co., Ltd. No payment is expected in the fourth quarter of 2005, with the final payment of $2.5 million expected in the first quarter of 2006.

The full year 2005 earnings outlook includes approximately $12.7 million ($0.23 per share) in pension expense under SFAS No. 87, or $3.4 million ($0.06 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2004 earnings included $8.7 million ($0.16 per share) in pension expense under SFAS No. 87, or $8.2 million ($0.15 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year pension expense reflects, in part, the ability to recover pension cost from the government in 2005, partially offset by increased pension liability due to a reduction in the discount rate assumption for the Company’s defined benefit plan. The Company’s assumed discount rate is 6.25% in 2005, compared with 6.5% in 2004.
In December 2004, the FASB issued SFAS No. 123R, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. The Company currently plans to adopt SFAS No. 123R in the first quarter of 2006.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)
(amounts in millions, except per share data):

	2005 Full Year Outlook		2004	2003
	Low	High	Actual	Actual

Earnings per share (excluding net pension expense and income tax benefit)	$1.83	$1.85	$1.39	$0.97
Pension expense – SFAS No. 87	(0.23)	(0.23)	(0.16)	(0.13)
Pension expense – CAS	0.17	0.17	0.01	—

Earnings per share (excluding income tax benefit)	1.77	1.79	1.24	0.84
Income tax benefit	—	—	—	0.07

Earnings per share – GAAP	$1.77	$1.79	$1.24	$0.91

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in Teledyne Technologies’ 2004 Annual Report on Form 10-K. At October 2, 2005, there were no hedging contracts outstanding.
Item 4. Controls and Procedures
Teledyne Technologies’ disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 2, 2005, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with its evaluation during the quarterly period ended October 2, 2005, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 5. Other Information
The Company amended and restated its Ethics Guidelines as set forth in Exhibit 14.
On November 1, 2005, Teledyne Technologies entered into a definitive agreement that provides for the merger of Benthos, Inc. (Benthos) (Nasdaq: BTHS) with a wholly-owned subsidiary of Teledyne Technologies. Upon consummation of the transaction, which is subject to approval by Benthos’ shareholders as well as other customary closing conditions, Teledyne Technologies would acquire all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration would be approximately $40.6 million (including payments for the settlement of outstanding stock options) or approximately $31.4 million taking into account Benthos’ net cash on hand at June 30, 2005. As it previously announced, Benthos expects to report revenue of approximately $24.0 million for its fiscal year ended September 30, 2005.
Benthos, located in North Falmouth, Mass., is a provider of oceanographic products designed for port and harbor security services, the U.S. Navy, energy exploration and oceanographic research. These Benthos’ products complement the Company’s existing underwater acoustic instruments, including those of Teledyne Geophysical Instruments and the recently acquired Teledyne RD Instruments, Inc. Benthos also manufactures a line of instruments, under the TapTone® name, for automated quality control of containers used in the food, beverage and pharmaceutical markets. Benthos’ TapTone® container inspection instruments are employed by the same customer base as Teledyne Analytical Instruments’ products that continuously monitor the purity of carbon dioxide used in food and beverage production.
Item 6. Exhibits
     (a) Exhibits

Exhibit 14	Ethics — Corporate Objectives, Policies, and Guidelines for Employee Conduct
Exhibit 31.1	302 Certification — Robert Mehrabian
Exhibit 31.2	302 Certification — Dale A. Schnittjer
Exhibit 32.1	906 Certification — Robert Mehrabian
Exhibit 32.2	906 Certification — Dale A. Schnittjer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 4, 2005	By: /s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 14	Ethics — Corporate Objectives, Policies, and Guidelines for Employee Conduct
Exhibit 31.1	302 Certification — Robert Mehrabian
Exhibit 31.2	302 Certification — Dale A. Schnittjer
Exhibit 32.1	906 Certification — Robert Mehrabian
Exhibit 32.2	906 Certification — Dale A. Schnittjer