Form 10-K
period 2006-01-01
TELEDYNE TECHNOLOGIES INC
filed 2006-03-03
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2006
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
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                   Accelerated filer ☐                   Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
      The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,060.5 million, based on the closing price of a share of Common Stock on June 30, 2005 ($32.58), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
      At February 28, 2006, there were 33,845,213 shares of the registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Selected portions of the registrant’s proxy statement for its 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (a) and (b) of Item 306 of Regulation S-K and by paragraphs (k) and (l) of Item 402 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by paragraph (c) of Item 306 and paragraph (a) (9) to Item 402 of Regulation S-K.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”. References to “ATI” mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 13 of this Annual Report on Form 10-K.

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
      Total sales in 2005 were $1,206.5 million, compared with $1,016.6 million and $840.7 million in 2004 and 2003, respectively. Our aggregate segment operating profit and other segment income were $126.6 million, $89.2 million and $61.9 million in 2005, 2004 and 2003, respectively. Approximately 58% of our total sales in 2005 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 47% of these U.S. Government sales were attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 18% of total sales in 2005.
      Our four business segments and their respective contributions to our total sales in 2005, 2004 and 2003 are summarized in the following table:

	Percentage of Sales

Segment	2005	2004	2003

Electronics and Communications	60%	56%	53%
Systems Engineering Solutions	22%	24%	25%
Aerospace Engines and Components	16%	18%	20%
Energy Systems	2%	2%	2%

	100%	100%	100%

      Our principal executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021. Our telephone number is (310) 893-1600.
Strategy
      Our strategy emphasizes growth in our core markets of defense electronics, environmental instruments and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. Operational excellence to Teledyne includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.
Our Recent Acquisitions
      During 2005 and subsequently, Teledyne has engaged in a number of acquisitions intended to add to its product and service offerings in the electronic instrumentation market.

•	In August 2005, we acquired RD Instruments, Inc., a designer and manufacturer of acoustic Doppler instrumentation principally located in San Diego, California. In October 2005, our new subsidiary Teledyne RD Instruments, Inc., purchased assets of software developer GeoPerception, Inc., and in November 2005, we purchased the remaining stock of MGD Technologies, Inc., a provider of acoustic Doppler flow meter products, that had been majority owned by RD Instruments, Inc.

•	In January 2006, we completed the acquisition of Benthos, Inc., a manufacturer of oceanographic products and package inspection systems located in North Falmouth, Massachusetts.

In addition to complementing each other, the above-listed acquisitions expand the existing underwater acoustic instruments of Teledyne Geophysical Instruments and the existing water flow measurement instruments of Teledyne Isco, Inc., the latter itself being a June 2004 acquisition.
      Other acquisitions have continued to focus on broadening our line of microwave products for defense and other commercial customers:

•	In June 2005, we completed the acquisition of Cougar Components Corporation, a designer and manufacturer of RF and microwave cascadable amplifiers and subsystems for signal processing equipment located in Sunnyvale, California.

•	In October 2005, our subsidiary, Teledyne Cougar, Inc., acquired assets of the microwave technical solutions business of Avnet, Inc., relating to its standard RF and microwave components and high reliability screening and value-added testing services. Such assets have been primarily consolidated with Teledyne Cougar’s operations.
These acquisitions serve the same markets and customers as our other defense electronics businesses and also complement our 2004 acquisitions of the defense electronics assets of Filtronic Solid State and Celeritek, Inc.
Teledyne spent $58.4 million, net of cash acquired, on acquisitions in 2005. Teledyne spent $32.2 million, net of cash acquired, in 2006 for the Benthos acquisition.
      Each of the acquired businesses is part of our Electronics and Communications segment. Their results are included in our consolidated financial statements since their respective dates of acquisition. The Benthos acquisition was completed in fiscal year 2006.
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
      You will be responsible for any costs normally associated with electronic access, such as usage and telephone charges. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, please write to John T. Kuelbs, Executive Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 12333 West Olympic Blvd., Los Angeles, California 90064-1021, and a copy of such requested document will be provided to you, free of charge.
      In April 2005, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to our Form 10-K the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Our Business Segments
Electronics and Communications
      Our Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, commercial aerospace, communications, industrial, scientific and medical markets.

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
      Microwave Components and Subsystems. We design, develop, and manufacture RF and microwave components and subassemblies used in aerospace and defense applications, including electronic warfare and radar. With the 2005 acquisition of Cougar Components, our products include cascadable amplifiers, voltage-controlled oscillators and microwave mixers.
      High Voltage Connectors and Subassemblies. Through Teledyne Reynolds, Inc., we supply specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications. We also produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System, which is designed to give military pilots the ability to designate a target just by looking at it.
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
      Sequencers. Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/ A-18E/ F and F/ A-22. We have developed a new sequencer, which is currently undergoing testing, in support of the F-35 Joint Strike Fighter program.
      Relays and Switches. Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to military and aerospace markets.
      Electronic Manufacturing Services. We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment principally from our facility in Tennessee.

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
      Environmental Instruments. As a result of our acquisitions, we offer a wide range of products for environmental monitoring. Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instruments for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone in the air we breathe. Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants from industrial stack emissions. Teledyne Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon. Through Teledyne Leeman Labs, we provide inductively coupled plasma laboratory spectrometers that are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples.
      Teledyne Isco, Inc. produces water quality monitoring products such as wastewater samplers and open channel flow meters. Flow meters detect leaks in sewer systems and monitor run off in storm drains. Teledyne Isco, Inc. also manufactures chromatography instruments and accessories for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Additionally, Teledyne Isco manufactures chemical separation instruments for industrial and research use.
      Underwater Acoustic Instruments. We manufacture geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. We continue to adapt this technology for the military market, where these products can be used to detect submarines, surface ships and torpedoes.
      With the acquisitions of RD Instruments, Inc. and Benthos, Inc., we have expanded our underwater acoustic instrumentation capabilities. Teledyne RD Instruments, Inc.’s acoustic Doppler current profilers perform precise measurement of currents at varying depths in oceans and rivers, and its Doppler Velocity Logs are used for navigation of civilian and military surface ships and unmanned underwater vehicles and by U.S. Navy divers. Teledyne Benthos, Inc. is a leading provider of oceanographic products used by the U.S. Navy, energy exploration, oceanographic research and port and harbor security services. Its products include acoustic modems for networked underwater communication, a three-dimensional sidescan sonar system and remotely operated underwater vehicles.
      Industrial Gas Analysis. Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers and now offers a broad range of products with various sensitivities for petrochemical, semiconductor manufacturing and other industrial applications. We also manufacture analyzers for a variety of other gases for such market applications. In addition, we sell gas analyzers to a leading supplier of carbon dioxide to the food and beverage market.
      Vacuum and Flow Measurement. Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.
      Package Inspection Systems. Since the acquisition of Benthos, Inc., under the Taptone® brand, we develop quality control equipment for flexible plastic, glass and other packaging used in the beverage, food and pharmaceutical markets.
      Test Services. We manufacture torque sensors and provide technical services for critical applications such as monitoring valves in nuclear power plants.

Other Commercial Electronics
      Aircraft Information Management. Our aircraft information management solutions are designed to increase the reliability and efficiency of airline transportation. Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to civil aviation customers. These systems acquire data for use by the aircraft’s flight data recorder, and record additional data for the airline’s operation, such as performance and engine condition monitoring. We have provided these systems for over one-half of Boeing aircraft models in existing airline fleets. We have been increasingly providing our systems to the Airbus A320 and A330/340 family aircraft, and we estimate that our forward fit market share was over 50% at the end of 2005. In addition, our Aviation Information Solutions (AIS) business designs and manufactures aerospace data acquisition devices, networking products, and flight deck and cabin displays.
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
      Wireless Transceivers and Amplifiers. Our line of integrated transceiver modules provides high data rate point-to-point connectivity in cellular telephone infrastructure. We also supply solid-state microwave power amplifiers used in satellite uplink terminals for corporate networking. They are also used to provide two-way internet access via satellite for both consumer and commercial customers.
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
      We play significant roles in diverse missile defense areas, which range from targets and countermeasures, systems engineering and modeling and simulation, to test and evaluation, as well as other related areas. Our engineering and technological services include systems design, development, integration and testing, with specialization in real-time distributed systems.
      During 2005, we continued our long-standing support of several missile defense programs, including the Ground-based Midcourse Defense (“GMD”) Program, Missile Defense Systems Exerciser and, as part of the Lockheed Martin team, the Targets and Countermeasures Program. These programs involve the test and verification of ballistic missile defense system performance on a large number of major programs, including the Airborne Laser, the Kinetic Energy Interceptor, the Ground-based Midcourse Defense, the Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”). Additionally, we have commenced work on an enhanced test program, launched in December 2005, to support an integrated test lab for the GMD system.
      In addition to our missile defense activities, we are supporting several other U.S. Army programs. After reaching agreement with Germany’s Rheinmetall Defence Electronics in November 2004 to market its Unmanned Aircraft Systems in the United States, we won Phase I of a three-phase down select program to develop a Class III Unmanned Aerial Vehicle under the Future Combat System Program. During 2005, we also introduced a Multipurpose Troop Transport Carrier System, which is designed to protect soldiers from small arms fire and fragments from improvised explosive devises. This system can be mounted on the Army’s standard trucks or dismounted and configured on the ground to provide fixed-position armor protection.

Aerospace
      We have been active in U.S. space programs for almost 50 years and continue to be a significant contributor to NASA programs. We have played a key role in the International Space Station (“ISS”), and have had roles in the Space Shuttle program. We currently supply 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center. As a subcontractor to Lockheed Martin, we also work on the ISS Cargo Mission Contract at the Johnson Space Center in 2005. This six-year contract, which began in 2003, involves providing services related to planning, preparation and execution of cargo missions to the ISS.
      We are the prime contractor on the Marshall Space Flight Center Systems Development and Operations Support Contract, which provides engineering services and hardware development support for a variety of space activities. We have been the prime contractor for the Propellants, Pressurants and Calibration Services Contract at Marshall Space Flight Center since 1971. We furnish management, personnel, equipment and materials to operate and maintain the propellant and pressurant generating systems, storage and distribution systems, as well as management and operation of the calibration facilities at the Marshall Space Flight Center.

Environmental Systems
      We support the U.S. Government’s efforts to clean up dangerous materials and waste. Since 1996, we have supported the U.S. Army’s Non-Stockpile Chemical Materiel Program and we continue to operate the U.S. Army’s Rapid Response System, a mobile chemical waste treatment system used to process chemical agents for disposal. These chemical agents had been used in the past to train military personnel in the detection, measurement and decontamination of dangerous chemicals. During 2005, we continued our work on the U.S. Army’s Non-Stockpile Chemical Materiel Program in support of the destruction of binary chemical warfare materiel stored at the Pine Bluff Arsenal in Arkansas. We also began applying sophisticated computer aided engineering, design, modeling and manufacturing skills to support the U.S. Army’s Edgewood Chemical and Biological Center. In addition, we produce canisters for the processing, stabilization and storage of nuclear-waste products.
      We operate a Department of Energy-certified radiological analysis services laboratory in Knoxville, Tennessee. This laboratory has received certification from the National Environmental Laboratory Accreditation Program in 12 states, including Utah where the largest commercial radiological waste disposal site resides. With its Nuclear Utilities Procurement Issues Committee certification, the laboratory also serves one-third of the nuclear power plants in United States.

Homeland Security
      We continue to work to leverage our broad capabilities into the Homeland Defense market. As part of homeland security initiatives, we are supporting the Federal Aviation Administration in the development of an Automated Airborne Flight Alert System. This system, developed in conjunction with Teledyne Controls, is designed to detect flight irregularities by providing selected aircraft flight data and situational awareness data to ground agencies over existing communications links.

Teledyne Solutions, Inc.
      Through Teledyne Solutions, Inc., we are a primary Ballistic Missile Defense (“BMD”) systems engineering and technical assistance contractor for the U.S. Army. Teledyne Solutions is a principal prime contractor for the Systems Engineering and Technical Assistance Contract (“SETAC”) in support of the U.S. Army Space and Missile Defense Command. We also provide engineering and services support to other major Department of Defense customers including the Missile Defense Agency, the Program Executive Office for Missiles and Space, the Defense Threat Reduction Agency, the Mobile, Alabama Army Corps of Engineers and the Army Environmental Center.
Aerospace Engines and Components
      Our Aerospace Engines and Components segment focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

Piston Engines
      Principally through Teledyne Continental Motors, Inc., we design, develop and manufacture piston engines and ignition systems for major general aviation airframe manufacturers and provide spare parts and engine rebuilding services to the corresponding aftermarket. We are one of two primary worldwide original equipment producers of piston aircraft engines for the general aviation marketplace.
      Our current OEM product lines include engines powering high-speed composite aircraft, such as the Cirrus SR-20 and SR-22, the Diamond C1, and Lancair Columbia 350 and 400 series, the Liberty XL2 two seat aircraft, and the twin engine Adam A500. In addition, our engines power the Raytheon Beech Bonanza and Baron aircraft, the Mooney Aircraft line of advanced single engine aircraft, and the New Piper Seneca V twin-engine aircraft. We also continue to work with Honda Motor Company to explore the development of a new aircraft piston engine primarily targeted at lower power markets not currently served by our existing business.
      In addition to the sales of new aircraft engines to aircraft producers, we actively support the aircraft engine aftermarket. Piston aircraft engines have a defined life limit generally expressed as time between overhauls or TBO. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. In addition, through Teledyne Mattituck Services, Inc., located in Long Island, New York, and our Fairhope, Alabama service center, we serve as an aftermarket supplier of overhauled piston engines and engine installations to the general aviation marketplace.
      Through Aerosance, Inc., we developed the first production full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLinktm FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management and facilitates modern electronic driven maintenance of our engines. During 2005, a milestone was realized when Liberty Aircraft began production and delivery of the XL-2 two seat aircraft bearing the PowerLinktm controls, We continue the development of FADEC-equipped engines targeted at the most popular models of four and six cylinder piston aircraft engines in use throughout the world. We continue to believe that these control systems will become standard equipment on selected new aircraft and will be retrofitted on higher-end piston engine general aviation aircraft.
      In addition, our Gill® line of lead acid batteries is widely recognized as the premier power source for general aviation. We have developed sealed recombinant batteries for business and light jet applications. Teledyne Battery Products, in conjunction with Teledyne Controls, jointly developed an onboard charging and cockpit display kit that permits existing NiCad battery systems to be replaced with Gill® sealed lead acid batteries.

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
      In 2005, we continued to work under a contract related to the U.S. Army’s Future Combat System for the development of new and derivative turbine engines for unmanned air vehicles, commonly called UAVs, and other future aircraft.
Energy Systems
      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources. Teledyne Energy Systems, Inc., a majority owned subsidiary of Teledyne, was formed in 2001 by combining Teledyne Brown Engineering’s Energy Systems business unit with assets and intellectual properties of then Florida-based Energy Partners, Inc.
      We manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. Our Teledyne Titantm gas generators are used worldwide in electrical power generation plants, semiconductor manufacture, optical fiber production, chemical processing, specialty metals, float glass and other industrial processes. Historically, our sales of hydrogen generators have been largely to the developing countries. Recently, however, the combination of rising hydrogen prices and weather-induced supply disruptions has increased our sales and sales opportunities in the North American market.
      For over 50 years, we have supplied high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided the thermoelectric power systems for the Pioneer 10 and 11 deep-space missions to Jupiter and Saturn and for the Viking 1 and Viking 2 Mars Landers. In 2005, in partnership with Boeing and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy, we produced and tested an operational prototype of the new Multi-Mission Radioisotope Thermoelectric Generator capable of supporting planetary landing and deep space probe missions. If selected for flight, the first of two production units could be used to power the Mars Science Laboratory scheduled to launch in 2009.
      We have a line of fuel cell test stations designed to provide a completely integrated system for fuel cell testing for the PEM fuel cell development market. Our Medusa line of fuel cell test systems provides high quality, simple to use automated test stations for fuel cell and fuel cell stack testing up to 12 kilowatts.
      In 2005, we successfully supplied NASA with a 12 kilowatt PEM full cell engineering unit, and have obtained additional work from NASA to continue development of advanced PEM fuel cell technologies for space.

Customers
      We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2005, 2004 or 2003.
      Approximately 42%, 43%, and 46% of our total sales for 2005, 2004 and 2003, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 32%, 33% and 31% of our total sales for 2005, 2004 and 2003, respectively. In 2005, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 5.5% of total sales. In 2004 and 2003, our largest program with the U.S. Government was The Boeing Company — Ground-based Midcourse Defense contract, representing 5.4%, and 5.8% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:
U.S. Government Sales

	2005	2004	2003

	(in millions)
Electronics and Communications	$198.5	$147.3	$142.0
Systems Engineering Solutions	260.0	240.4	210.3
Aerospace Engines and Components	32.3	26.0	24.7
Energy Systems	19.8	19.4	10.7

Total U.S. Government sales	$510.6	$433.1	$387.7

      Our total backlog of confirmed orders was approximately $521.9 million at January 1, 2006, $471.3 million at January 2, 2005, and $369.7 million at December 28, 2003. We expect to fulfill 99% of such backlog of confirmed orders during 2006.
Sales and Marketing
      Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.
      Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. As part of on-going acquisition integration efforts, some of our Teledyne Instruments companies have been consolidating internal sales and servicing efforts.
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
      Through Teledyne Technologies International Corp. and other subsidiaries, the Company has established branch offices in foreign countries to facilitate international sales for various businesses.

Competition
      We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete. Although we have certain advantages that we believe help us compete effectively in our markets, each of our markets is highly competitive. Our businesses vigorously compete on the basis of quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.
Research and Development
      Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $291.5 million, $263.3 million, and $218.1 million on research and development and bid and proposal costs for 2005, 2004, and 2003, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 85%, 88%, and 87% of total research and development costs for 2005, 2004, and 2003, respectively.
      In 2005, approximately 73.6% of the $44.9 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $54.4 million in 2006.
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
Employees
      Our total current workforce consists of approximately 7,270 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 265 active employees in Mobile, Alabama under a collective bargaining agreement that expires by its terms on February 20, 2007. This union also represents approximately 15 of our active employees in Toledo, Ohio under a collective bargaining agreement that expires by its terms on November 9, 2006. We consider our relations with our employees to be good.

Executive Management
      Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	64	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne, Mellon Financial Corporation and PPG Industries, Inc.
John T. Kuelbs* Executive Vice President, General Counsel and Secretary	63	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne since September 1, 2005. Prior to that, he was Senior Vice President, General Counsel and Secretary of Teledyne.
Dale A. Schnittjer* Senior Vice President and Chief Financial Officer	61	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company since September 1, 2005. From January 27, 2004 to September 1, 2005, he was Vice President and Chief Financial Officer of Teledyne. He had served as interim Chief Financial Officer since July 7, 2003. Mr. Schnittjer first became a Vice President on December 19, 2001, and had been the Controller of Teledyne from November 29, 1999 to January 27, 2004. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of Teledyne from June 1, 2000 to October 3, 2000.
Susan L. Main* Vice President and Controller	47	Ms. Main has been Vice President and Controller of the Company since March 2004. Prior to joining the Company, Ms. Main served as Vice President Controller of Water Pik Technologies, Inc. from November 29, 1999 to March 2004.
Segment Management:
James M. Link* President, Teledyne Brown Engineering, Inc.	63	Retired Lieutenant General Link has been the President of Teledyne Brown Engineering since July 2001. Prior to that, Mr. Link served as Senior Vice President of Science Applications International Corporation (SAIC) Applied Technology Group in Huntsville, Alabama. Mr. Link is a director of Dewey Electronics Corporation.
Aldo Pichelli* Senior Vice President and Chief Operating Officer, Electronics and Communications Segment	54	Mr. Pichelli has been Senior Vice President and Chief Operating Officer of Teledyne’s Electronics and Communications segment since July 22, 2003. Prior to that, he served as Vice President and General Manager of Teledyne Instruments since its formation in 2001. Prior to that, Mr. Pichelli was the Vice President and General Manager of Teledyne Analytical Instruments.
Bryan L. Lewis President, Teledyne Continental Motors, Inc.	56	Mr. Lewis has been the President of Teledyne Continental Motors for more than five years.
Rhett Ross President, Teledyne Energy Systems, Inc.	41	Mr. Ross has been President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc. Prior to that, he was General Manager of the Teledyne Energy Systems business unit.

Name and Title	Age	Principal Occupations Last 5 Years

Other Officers:
Ivars R. Blukis Chief Business Risk Assurance Officer	63	Mr. Blukis has been Chief Business Risk Assurance Officer since January 22, 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	46	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Shelley D. Green Treasurer	47	Ms. Green has been the Treasurer of Teledyne for more than five years.
Robyn E. McGowan Vice President, Administration and Human Resources and Assistant Secretary	41	Ms. McGowan has been Vice President — Administration and Human Resources of the Company since April 2003 and Vice President — Administration since December 2000. Prior to becoming a Vice President, she served as Director of Administration. She has been an Assistant Secretary of Teledyne since November 29, 1999.
Robert L. Schaefer Associate General Counsel and Assistant Secretary, General Counsel of the Electronics and Communications Segment	60	Mr. Schaefer has been an Associate General Counsel and an Assistant Secretary of Teledyne and the General Counsel of Teledyne’s Electronics and Communications segment for more than five years.
Robert W. Steenberge Vice President and Chief Technology Officer	58	Mr. Steenberge became a Vice President of the Company on February 21, 2006, and has been Teledyne’s Chief Technology Officer for more than five years.
Jason VanWees Vice President, Corporate Development and Investor Relations	34	Mr. VanWees has been the Vice President, Corporate Development and Investor Relations since February 21, 2006. Prior to that, he was Director of Corporate Development and Investor Relations of Teledyne for more than five years.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
      Dr. Mehrabian and Teledyne have entered into a Second Amended and Restated Employment Agreement dated as of January 24, 2006. The agreement provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement terminates on December 31, 2006, but will automatically be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Under the agreement, Dr. Mehrabian’s annual base salary is $700,003. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him starting six months following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to Teledyne (including service to ATI), but not more than 10 years.
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

•	A cash payment equal to three times (in the case of Dr. Mehrabian and Messrs. Kuelbs, Schnittjer and Link and one other executive) or two times (in the case of Mr. Pichelli and nine other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan (“AIP”) bonus target for the year in which the change in control occurs or the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current Annual Incentive Plan bonus based on the fraction of the year worked times the Annual Incentive Plan target objectives at 120 percent (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Plan awards, assuming applicable goals are met at 120 percent of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits for a period of up to 36 months (up to 24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by us under our Restricted Stock Award Programs.

•	Full vesting under our pension plans (within legal parameters).

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting a “golden parachute” as defined in Section 280G of the Internal Revenue Code.
Item 1A. Risk Factors.
Risk Factors; Cautionary Statement as to Forward-Looking Statements
      The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Form 10-K and in Teledyne’s 2005 Annual Report to Stockholders. It is not possible for management to predict all of such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Our dependence on revenue from government contracts subjects us to many risks, including the risk that we may not be successful in bidding for future contracts and the risk that U.S. Government funding for our existing contracts may be diverted to other uses or delayed.
      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 42% of our total revenue for 2005, as compared to 43% and 46% of our total revenue for 2004 and 2003, respectively. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations and financial condition.
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
      While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to moderate over the next few years. Hurricane relief efforts, the continued war on terrorism and the Middle East situation could result in a diversion of funds from programs in which Teledyne participates. Also, continued defense spending does not necessarily correlate to continued business for the Company, because not all the programs in which Teledyne participates or has current capabilities may be provided with continued funding.
      Our Electronics and Communications segment provides a variety of products for newer military platforms such as the F/ A-22 aircraft and F-35 aircraft. Development and production of these aircrafts are very expensive, and there is no guarantee that the Department of Defense, as it balances budget priorities, will continue to provide funding to manufacture and support these platforms.
      Also, over time and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering’s Ground-based Midcourse Defense program was restructured in 2003 to change the emphasis from a focus on test and evaluation to a focus on deployment and sustainment. This resulted in a nearly 16% decline in revenues from this contract that year compared to 2002 (from $58 million to $49 million). Then, in 2004 and 2005, revenues related to this program totaled approximately $54 million and $51 million, respectively, with the increases over 2003 resulting from unanticipated ground tests. The Company expects revenues from this program to decline further in 2006.
      In addition, the U.S. Missile Defense Agency or MDA has been undergoing changes that could affect our Systems Engineering Solution segment. The MDA is in the process of relocating personnel from the Washington, DC area to Huntsville, Alabama. It is difficult to predict the effects of such move and the efficiencies and costs-savings that the U.S. Government will try to extract from such relocation, including possible consolidation with functions of the U.S. Army Space and Missile Defense Command and other government units. Further, a new director has begun additional restructuring of the Ground-based Midcourse Defense program and redefining roles of program participants, and it is too early to tell the impact of such changes.
      The Company, principally and traditionally through its Systems Engineering Solutions segment, has been a significant participant in NASA programs. The centerpiece of our current NASA activities is the International Space Station. While the Company anticipates participating in NASA’s lunar and interplanetary exploration activities, funding for these activities may be reduced to the extent additional funding is sought to return the Space Shuttle to flight.
      Furthermore, we obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted.
      Until November 29, 2004, under one of our spin-off agreements, we were not able to charge pension costs to the U.S. Government under our various government contracts. Since such date, we have been able to charge these pension costs. The addition of such costs in a bid for U.S. Government contracts, which is in essence an increase to the contract price to be paid, may itself negatively affect an award decision being made to the Company.
      Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination-for-convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. During 2005, other than a small contract of Teledyne Reynolds relating to the U.S. Navy’s Fleet Ballistic, Trident II (D-5) program, no U.S. Government contract was terminated for convenience. We did not have any of our U.S. Government contracts terminated for default during 2005.
      There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (47% in 2005, as compared to 43% in 2004 and 44% in 2003). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design.
      Certain fees under some of our U.S. Government contracts are linked to meeting development or testing deadlines. Fees may also be influenced or dependent on the collective efforts and success of other defense contractors over which we have no or limited control.
      We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. We have a compliance program designed to surface issues that may lead to voluntary disclosures of contracting irregularities to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. In October 2002, the Company was informed that the U.S. Government had declined to intervene in a lawsuit filed under seal pursuant to the False Claims Act more than four years before. Our Electronic Safety Products unit’s involvement in this civil action is over as a result of favorable court decisions.
A declining stock market and lower interests rates negatively affect the value of our pension assets and could have a material adverse financial effect on us.
      We have a defined benefit pension plan covering most of our employees. At year-end 2005, notwithstanding improved market conditions, the value of the pension assets was less than our accumulated pension benefit obligation. The accounting rules applicable to our pension plan require that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. We have assumed, based on the type of securities in which the plan assets are invested and the long-term historical returns of these investments, that the long-term expected return on pension assets will continue to be 8.5% in 2006, as it was in both 2005 and 2004, and the assumed discount rate will be 6.00% in 2006, compared to 6.25% in 2005 and 6.50% in 2004. The actual rate of return on pension assets was 5.1% in 2005 and 9.8% in 2004.
      Since the spin-off through 2002, as a result of favorable market conditions, we recorded pension income. In 2003, we began to incur pension expense and we expect to continue to incur pension expense. The decline in pension income and the start of pension expense in 2003 is due to the completion, in 2001, of income amortization associated with the transition assets recorded pursuant to Statement of Financial Accounting Standards No. 87 — “Employee’s Accounting for Pensions”, as well as the decline in the value of our pension assets, coupled with reductions in our expected rate of return and discount rate assumptions used for pension plan calculations as described above. Projected earnings for 2006 are expected to include approximately $16.4 million in pension expense under SFAS No. 87, or $6.6 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Earnings for 2005 included $12.7 million in pension expense under SFAS No. 87, or $3.4 million in net pension expense after recovery of allowable pension costs from our CAS-covered government contracts. The projected increase in 2006 pension expense reflects, in part, the reduction of the discount rate assumption for our defined benefit Pension Plan from 6.25% in 2005 to 6.00% in 2006. Since November 29, 2004, under one of our spin-off agreements, we are able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Effective January 1, 2004, in an effort to reduce pension expense in future years, new non-union employee hires do not participate in the defined benefit pension plan, but participate in an enhanced Teledyne Technologies Incorporated 401(k) Plan.
      Given our pension plan’s underfunded status, in 2004, we began making required cash contributions to our pension plan. For 2005 and 2004, cash contributions for this defined benefit plan totaled $14.8 million and $3.1 million, respectively, and we currently expect such contributions to be approximately $18.8 million for 2006. Declines in the stock market and lower rates of return could further increase future years required contributions to our pension plan.
United States’ and global responses to terrorism, the Middle East situation and nuclear proliferation concerns increase uncertainties with respect to many of our businesses and may adversely affect the Company’s business and results of operations.
      United States’ and global responses to terrorism, the Middle East situation and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated directly or indirectly with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect the Company. The reaction to Iran’s stated desire to explore nuclear capabilities could adversely affect oil prices and some of the Company’s businesses.
      While some of our businesses that provide products or services to the U.S. Government experienced greater demand as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. Government spending could shift to the Department of Defense or Homeland Security programs in which we may not participate or may not have current capabilities, and this shift could curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs.
      The effect of the decline in air travel on the financial condition of many of our commercial airline and aircraft manufacturer customers, resulting from terrorism, a SARS or bird flu scare and other factors, could adversely affect our Electronics and Communications segment.
      Continued deterioration of financial performance of airlines could result in reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.
      The government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations, could lead to an overall decline in air travel and have an adverse affect on our Aerospace Engines and Components segment. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components and our Aerospace Engines and Components segment. Potential reductions in the need for general aviation aircraft maintenance due to declines in air travel could also adversely affect our Aerospace Engines and Components segment.
      Higher oil prices could reduce general aviation air travel, negatively affecting our Aerospace Engines and Components segment. Higher oil prices could also adversely affect commercial airline-related customers of our Electronics and Communications segment. Conversely, higher oil prices could increase oil exploration activities and bolster the businesses of Teledyne Geophysical Instruments and Teledyne Benthos, Inc.

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
      While the Company conducts financial and other due diligence in connection with its acquisitions and generally seeks some form of protection, including indemnification from a seller and sometimes an escrow of a portion of the purchase price to cover potential issues, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities or escrows may not fully cover such matters, particularly matters identified after a closing.
      We also have acquired several private companies, such as Reynolds Industries, Incorporated, Cougar Components Corporation and RD Instruments, Inc. Private companies generally may not have internal controls and compliance systems in place that are as formal or comprehensive as those of public companies. While the Company has required various sellers to take certain compliance actions prior to the closing of an acquisition, including actions relating export controls, and has sought protections in the purchase agreement for such matters, there is no assurance that we have identified all issues or will be fully protected from historic liabilities.
      With regard to our 2005 acquisitions and our most recent acquisition of Benthos, Inc., while these companies’ products and customer base are complementary to some of Teledyne’s existing businesses, there is no assurance that we will achieve all identified financial, operating and marketing synergies.
      In connection with acquisitions, we may consolidate one or more acquired facilities with other Teledyne facilities to obtain synergies and cost-savings. For example, we recently relocated the operations of the microwave technical solutions assets acquired from Avnet Inc. to a Teledyne Cougar facility in Sunnyvale, California. Despite planning, relocation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel, application of a new business system software and learning or adaptation of manufacturing processes and techniques. Production delays at the new operating location could result.
      As permitted by SEC rules, our current management’s report as to our assessment of the effectiveness of internal controls over financial reporting excludes our 2005 acquisitions from its scope and coverage. We plan to evaluate more fully the internal controls of these acquired companies in 2006, and implement a formal and rigorous system of internal controls at these acquired companies. The Company can provide no assurance that we will be able to provide a report that contains no material weaknesses with respect to these acquired companies or other acquisitions.
We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
      In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities.

      Although we believe that anticipated cash flows from operations and available borrowings under our $280.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.
We may be unsuccessful in our efforts to increase our participation in certain new markets.
      We intend to both adapt our existing technology and develop new products to expand into new market segments. For example, we have been developing new fuel cell related technologies. The market for fuel cell technologies is not well established and there are a number of companies that have announced intentions to develop and market fuel cell products. Some of these companies have greater financial and/or technological resources than we do.
      We have also been developing new electronic products, including electronic flight bags, high-power millimeter traveling wave tubes and imaging sonar systems, which are intended to access markets in which Teledyne does not currently participate or has limited participation. We may be unsuccessful in accessing these markets if our products do not meet our customers’ requirements, due to either changes in technology and industry standards or because of actions taken by our competitors.
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
      Additionally, new products may trigger increased warranty costs as such products are tested further by actual usage. Accelerated entry of new products to meet heightened market demand and competitive pressures may cause additional warranty costs as development and testing time periods might be condensed.
Technological change and evolving industry standards could cause certain of our products or services to become obsolete or non-competitive.
      The markets for a number of our products and services are generally characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services, or in market demand for products or services based on a particular technology, could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operation and financial condition. For example, Teledyne Reynolds, Inc.’s high voltage connector business could be negatively impacted by marketplace shifts to lower voltage requirements where the number of competitors is larger. Also, most lighting displays in legacy aircraft use tubes that require high voltage connectors. LED backlights, which are increasingly being used for aircraft lighting displays, have substantially lower voltage requirements.

      Currently accepted industry standards are also subject to change, which may contribute to the obsolescence of our products or services. In this respect, the Company has been working to make sure that certain of its electronic products sold into European member states comply with a directive not to contain impermissible levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls or polybrominated diphenyl ethers on or after July 1, 2006. Although many of our products are exempt from the European directive, we expect that over time component manufacturers may discontinue selling components that have the restricted substances. This will, in turn, require Teledyne to accommodate changes in parameters, such as the way parts are soldered, and may in some cases require redesign of certain products.
Product liability claims or recalls could have a material adverse effect on our reputation, business, results of operations and financial condition.
      As a manufacturer and distributor of a wide variety of products, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.
      While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is $25.0 million. Additionally, based on facts and circumstances of claims, we have not always accrued amounts up to the applicable annual self-insured retentions.
      Product recalls and field service actions could also have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Continental Motors had been engaged in a product recall of piston engine crankshafts whereby the Company recorded a $12.0 million pretax charge in the second quarter of 2000. Product recalls have the potential for tarnishing a company’s reputation and could have a material adverse effect on the sales of our products. In 2002, we reached a monetary settlement related to the 2000 recall with two of three companies that manufactured and processed allegedly defective steel subsequently made into aircraft engine crankshafts. We failed to win a jury verdict against a third company involved in making the steel. The Company continues to pursue cost recovery through litigation against one other materials supplier as a result of the 2000 product recall program. There is no assurance that the Company will recover any additional costs.
      The Company has been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. We have not incurred material liabilities in connection with these lawsuits. The filings typically do not identify any of the Company’s products as a source of asbestos exposure, and the Company has been dismissed from cases for lack of product identification, but only after some defense costs have been incurred. Also, because of the prominent “Teledyne” name, we may be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. The Company’s historic insurance coverage, including that of its predecessors, may not fully cover such matters, as coverage depends on the year of purported exposure and other factors. Nonetheless, the Company intends to defend these claims vigorously. Congress continues to consider legislative reform to deal with asbestos-related claims.
      Certain gas generators manufactured by Teledyne Energy Systems, Inc. contain a sealed, wetted asbestos component. While the company has been transitioning to a replacement material, has placed warning labels on its products and takes care in handling of this material by employees, there is no assurance that the Company will not face product liability claims involving this component.
      Our Teledyne Brown Engineering’s laboratory in Knoxville, Tennessee performs radiological analyses. While the laboratory is certified by the Department of Energy and has other nuclear-related certifications and internal quality controls in place, errors and omissions in analyses may occur. We currently have errors and omissions insurance coverage and nuclear liability insurance coverage that might apply depending on the circumstances. We also have sought indemnities from some of our customers. Our insurance coverage or indemnities, however, may not be adequate to cover potential problems associated with faulty radiological analyses.
      We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.
We may have difficulty obtaining product liability and other insurance coverages, or be subject to increased costs for such coverage.
      As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2006 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. The Company’s current aircraft product liability insurance policy expires in May 2006 and has an annual self-insured retention of $25.0 million.
      To offset aircraft product liability insurance costs, the Company continues to try to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on its aircraft engines and spare parts. The Company cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases.
      For certain electronic components for medical applications that we manufacture, such as those that go into cochlear implants, we have asked for indemnities from our customers and/or to be included under their insurance policies. We cannot, however, provide assurance that such indemnities or insurance will offset potential liabilities that we may incur as a result of our manufacture of such components.
      Aside from the uncertainties created by external events that can affect insurance coverages, such as the 2005 devastating hurricane season, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. While the Company has taken steps to improve its claims management process over the last few years, we cannot assure that for 2006 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years.
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
      We derive significant revenues from the commercial aerospace industry. Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. Delays or changes in aircraft and component orders could impact the future demand for our products and have a material adverse effect on our business, results of operations and financial condition. While the market for commercial aircraft has improved since the downturn triggered by the events of September 11th and the war in Iraq, another such event could increase the level of uncertainty regarding future orders for aircraft.
      In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and in mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our profits, or our production levels, or both.
      We develop and manufacture products for customers in the energy exploration market, which has been cyclical and suffered from over capacity in prior years. Strong demand and increased prices for oil and natural gas contributed to substantial revenue growth at Teledyne Geophysical Instruments since 2003. A cyclical downturn in these prices may affect future operating results.
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
      During 2005, international sales accounted for approximately 18% of our total revenues, compared with 19% in 2004 and 16% in 2003. We anticipate that future international sales will continue to account for a large portion of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs; and

•	exchange rate fluctuations.
      Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. That is, if the U.S. Dollar strengthens against the British Pound Sterling or Euro, our European customers may no longer find our product prices more attractive than European competitors.
      The September 11th terrorist attacks, nuclear proliferation concerns and other factors have resulted in increased export scrutiny of sales of some of our products to international customers. Travel restrictions to Middle Eastern and other countries may negatively affect continuing international sales or service revenues from such regions.
Compliance with increasing environmental regulations and potential environmental liabilities could have a material adverse financial effect on us.
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

      While the Company, as part of its overall risk management program, has an environmental management and compliance program applicable to its operating facilities, including a “review and audit” program to monitor compliance where each facility is reviewed and audited by an internal environmental team every three years, such program does not eliminate potential environmental liabilities. In addition, as the Company continues to pursue acquisitions, while it conducts environmental-related due diligence and generally seeks some form of protection, including indemnification from a seller, such acquired companies may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.
      Some of our businesses work with highly dangerous substances that require heightened standards of care. For example, as a systems contractor for the U.S. Army’s Program Manager for Non-Stockpile Chemical Materiel, we conduct research, development, manufacturing, test and evaluation and site operations related to the safe and environmentally protective disposal of small caches of chemical munitions and materiel located in over 30 states and territories and binary chemical agents located at Pine Bluff Arsenal, Arkansas. The destruction of chemical weapons is an inherently dangerous activity. Except for a contained fire during a demonstration testing in an historic program of a process designed to access rockets, we have not experienced any accidents or other adverse consequences as a result of our participation in weapon destruction programs. We cannot, however, assure that we will not experience any problems in the future. Although the federal government provides certain indemnities to contractors in these programs, these indemnities may be insufficient to offset liabilities that we may incur in connection with our participation in these programs.
      For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Notes 2 and 15 to Notes to Consolidated Financial Statements.
Our inability to attract and retain key personnel could have a material adverse effect on our future success.
      Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical personnel has become even more competitive as the domestic economy has improved in recent years. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to sell, or exit on acceptable terms, product lines that we determine no longer meet with our growth strategy.
      Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. For example, we determined that the on-line process control instruments business of the German subsidiary of Isco, Inc. was not aligned with our strategy, and in March 2005, we sold this non-strategic business.
      Our ability to dispose of product lines that may no longer be aligned with our strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance as to when, if or on what terms any non-strategic product lines will be sold. Also, we cannot provide any assurance as to the availability, timing, terms or conditions of alternative courses of action, including closure, if the sale of any non-strategic product line cannot be consummated.

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
      Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $39.54 per share. At February 28, 2006, our closing stock price was $33.13. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	additional terrorist activities;

•	increased military or homeland defense activities;

•	changes to the Federal budget;

•	changes in the semiconductor, telecommunications, commercial aviation and electronic manufacturing services markets;

•	general market conditions; and

•	general economic factors unrelated to our performance.
      The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price.
The Company’s financial statements are based in part on estimates required by GAAP, and actual results may differ materially from those estimated under different assumptions or conditions.
      The Company’s financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for such items as asset valuations, allowances for doubtful accounts, depreciation and amortization, impairment assessments, employee benefits, taxes, aircraft product and general liability and contingencies. While the Company bases its estimates on historical experience and on various assumptions that it believes to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.
While the Company believes its control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
      The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief

Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Natural disasters, such as a serious earthquake in California or a major hurricane in Alabama, could adversely affect our business, results of operations and financial condition.
      Several of our facilities, due to their locations, could be subject to a catastrophic loss caused by earthquake or a hurricane. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity. In addition, we have manufacturing facilities in Southeastern United States and Texas that have been threatened and struck by major hurricanes. While Teledyne Continental Motors’ piston-engines manufacturing facility, located in Mobile, Alabama, and Teledyne Geophysical Instruments’ facility in Houston, Texas, were relatively fortunate with respect to the building damage and business interruption they suffered during the severe 2005 hurricane season, there can be no assurance that either will be as fortunate in the future. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake loss or if any of our Alabama, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm or tornado, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. Also, our existing disaster recovery plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2. Properties.
      Our principal facilities as of February 28, 2006 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment
Defense Electronics
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Northridge, California	Development of electronic seat ejection sequencers	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Sunnyvale, California	Development and production of RD and microwave amplifiers and components	Owned and Leased
Tracy, California	Development and production of precision secondary explosive components including initiators and detonators	Leased
Hudson, New Hampshire	Production of printed circuit boards	Owned
Instrumentation Products
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instruments	Leased
San Diego, California	Development and production of underwater acoustic instruments	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
North Falmouth, Massachusetts	Development and production of underwater acoustic instruments and package inspection systems	Owned
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of elemental analysis instruments	Leased
Mason, Ohio	Development and production of chemical analysis instruments	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Other Commercial Electronics
Hawthorne, California	Production of electromechanical relays	Owned
Los Angeles, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
San Diego, California	Development and production of connectors	Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned
Systems Engineering Solutions Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased

Facility Location	Principal Use	Owned/Leased

Arlington, Virginia	Defense program offices supporting governmental customers	Leased
Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Redlands, California	Manufacturing of batteries for the general aviation market	Owned
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased
Energy Systems Segment
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of hydrogen gas generators, power generating systems and fuel cell test stations	Leased
      We also own or lease facilities and offices elsewhere in the United States and outside the United States, including facilities in: Tijuana, Mexico; Gloucester, Newbury and West Drayton, England; Cumbernauld, Scotland; Cwmbran, Wales; Kreuztal, Germany; La Gaude, France; Shanghai, China; and Ottawa, Canada. Our corporate executive offices are located at 12333 West Olympic Boulevard, Los Angeles, California 90064-1021.
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
Item 4. Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of Teledyne’s stockholders during the fourth quarter of 2005.

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

	High	Low

2004
1st Quarter	$21.75	$18.05
2nd Quarter	$20.49	$17.00
3rd Quarter	$25.39	$18.94
4th Quarter	$30.90	$23.06
2005
1st Quarter	$33.50	$26.00
2nd Quarter	$35.00	$25.42
3rd Quarter	$39.54	$32.07
4th Quarter	$37.90	$27.85
2006
1st Quarter (through February 28, 2006)	$34.90	$28.88
      On February 28, 2006, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $33.13 per share. As of February 28, 2006, there were 6,634 holders of record of the Common Stock.
      We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.
      The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. We have reclassified some amounts reported in previous years to conform to our 2005 presentation. Theses reclassifications did not affect our reported results of operations or stockholders’ equity. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Five-Year Summary of Selected Financial Data

	2005	2004	2003	2002	2001

	(In millions, except per share amounts)
Sales	$1,206.5	$1,016.6	$840.7	$772.7	$744.3
Net income from continuing operations	$64.2	$41.7	$29.7	$25.4	$6.8
Net income	$64.2	$41.7	$29.7	$25.4	$6.6
Working capital	$154.0	$124.4	$129.5	$102.6	$115.3
Total assets	$728.2	$624.8	$433.6	$398.9	$355.7
Long-term debt and capital lease obligations	$47.0	$74.4	$—	$—	$30.0
Stockholders’ equity	$326.0	$262.1	$221.0	$176.8	$173.0
Basic earnings per common share — continuing operations	$1.93	$1.29	$0.92	$0.79	$0.21
Diluted earnings per common share — continuing operations	$1.85	$1.24	$0.91	$0.77	$0.21
Basic earnings per common share	$1.93	$1.29	$0.92	$0.79	$0.20
Diluted earnings per common share	$1.85	$1.24	$0.91	$0.77	$0.20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for space, defense and environmental applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.
      We serve niche market segments where performance, precision and reliability are critical. Our customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.
Strategy
      Our strategy emphasizes growth in our core markets of defense electronics, environmental instruments and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. Operational excellence to Teledyne includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.
Recent Acquisitions
      During 2005 and subsequently, Teledyne engaged in a number of acquisitions intended to add to its product and service offering in the electronic instrumentation market.

•	In August 2005, we acquired RD Instruments, Inc., a designer and manufacturer of acoustic Doppler instrumentation principally located in San Diego, California. In October 2005, our new subsidiary Teledyne RD Instruments, Inc., purchased assets of software developer GeoPerception, Inc., and in November 2005, we purchased the remaining stock of MGD Technologies, Inc., a provider of acoustic Doppler flow meter products, that had been majority owned by RD Instruments, Inc. at the time of that acquisition.

•	In January 2006, we completed the acquisition of Benthos, Inc., a manufacturer of oceanographic products and package inspection systems located in North Falmouth, Massachusetts.
In addition to complementing each other, the above-listed acquisitions expand the existing underwater acoustic instruments of Teledyne Geophysical Instruments and the existing water flow measurement instruments of Teledyne Isco, Inc., the latter itself being a June 2004 acquisition.
      Other acquisitions have also continued to focus on broadening our line of microwave products for defense and other commercial customers:

•	In June 2005, we completed the acquisition of Cougar Components Corporation, a designer and manufacturer of RF and microwave cascadable amplifiers and subsystems for signal processing equipment located in Sunnyvale, California.

•	In October 2005, our subsidiary Teledyne Cougar, Inc. acquired assets of the microwave technical solutions business of Avnet, Inc., relating to its standard RF and microwave components and high reliability screening and value-added testing services. Such assets have been primarily consolidated with Teledyne Cougar’s operations.
      These businesses serve the same markets and customers as our other defense electronics businesses and also complement our 2004 acquisitions of the defense electronics assets of Filtronic Solid State and Celeritek, Inc.

      Teledyne spent $58.4 million, net of cash acquired, on acquisitions in 2005. Teledyne spent $32.2 million, net of cash acquired, in 2006 for the Benthos acquisition.
      Each of the acquired businesses is part of our Electronics and Communications segment. Their results are included in our consolidated financial statements since their respective dates of acquisition. The Benthos acquisition was completed in fiscal year 2006.
Financial Highlights
      Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. The following is our financial information for 2005, 2004 and 2003 (in millions, except per-share amounts):

	2005	2004	2003

Sales	$1,206.5	$1,016.6	$840.7
Costs and Expenses
Cost of sales	869.6	746.3	636.7
Selling, general and administrative expenses	236.2	203.4	157.0

Total costs and expenses	1,105.8	949.7	793.7

Income before other income and expense and income taxes	100.7	66.9	47.0
Interest and debt expense, net	(3.5)	(1.9)	(0.8)
Other income (expense), net	5.8	3.0	(1.6)

Income before income taxes	103.0	68.0	44.6
Provision for income taxes	38.8	26.3	14.9

Net income	$64.2	$41.7	$29.7

Basic earnings per common share	$1.93	$1.29	$0.92

Diluted earnings per common share	$1.85	$1.24	$0.91

      We operate in four business segments: Electronics and Communications; Systems Engineering Solutions; Aerospace Engines and Components; and Energy Systems. The segments’ respective contributions as a percentage of total sales for 2005, 2004 and 2003 are summarized in the following table:

	Percentage of Sales

Segment	2005	2004	2003

Electronics and Communications	60%	56%	53%
Systems Engineering Solutions	22%	24%	25%
Aerospace Engines and Components	16%	18%	20%
Energy Systems	2%	2%	2%

	100%	100%	100%

Results of Operations

2005 Compared with 2004

			%
Sales	2005	2004	Change

Electronics and Communications	$717.8	$567.9	26.4%
Systems Engineering Solutions	263.7	242.2	8.9%
Aerospace Engines and Components	196.6	181.8	8.1%
Energy Systems	28.4	24.7	15.0%

Total sales	$1,206.5	$1,016.6	18.7%

Net Income	2005	2004	% Change

Electronics and Communications	$84.0	$54.4	54.4%
Systems Engineering Solutions	27.5	27.1	1.5%
Aerospace Engines and Components(a)	13.5	6.1	121.3%
Energy Systems	1.6	1.6	—

Segment operating profit and other segment income	126.6	89.2	41.9%
Corporate expense	(20.9)	(19.8)	5.6%
Interest and debt expense, net	(3.5)	(1.9)	84.2%
Other income, net	0.8	0.5	60.0%

Income before taxes	103.0	68.0	51.5%
Provision for income taxes	38.8	26.3	47.5%

Net income	$64.2	$41.7	54.0%

(a)	Total year 2005 and 2004 includes the receipt of $5.0 million and 2.5 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.
      We reported 2005 sales of $1,206.5 million, compared with sales of $1,016.6 million for 2004. Net income was $64.2 million ($1.85 per diluted share) for 2005, compared with $41.7 million ($1.24 per diluted share) for 2004.
      The increase in sales in 2005, compared with 2004, reflected improvement in all four reporting segments. The largest increase in sales was in the Electronic and Communications segment which grew, both organically and through strategic acquisitions made in 2005 and in 2004 including: Cougar Components Corporation (“Cougar”) acquired in June 2005; RD Instruments, Inc. (“RDI”) acquired in August 2005; Leeman Labs’ (“Leeman”) assets acquired in February 2004; Isco Inc. (“Isco”), acquired in June 2004; Reynolds Industries, Inc. (“Reynolds”) acquired in July 2004; and Celeritek’s defense assets, acquired in October 2004. The incremental increase in revenue from acquisitions in 2005, compared with 2004, was $100.8 million.
      The increase in segment operating profit and other segment income for 2005, compared with 2004, reflected the impact of higher sales and continued cost reduction initiatives. The increase also reflected lower net pension expense of $4.8 million in 2005, compared with 2004, and the receipt in 2005 of $5.0 million pursuant to an agreement with Honda Motor Co., Ltd. compared with the receipt of $2.5 million in 2004. Operating profit and other segment income was higher in the Electronics and Communications, System Engineering Solutions and the Aerospace Engines and Components segments. The largest increase was in the Electronics and Communications segment, which included incremental operating profit from acquisitions and related synergies of $15.1 million.
      Cost of sales in total dollars was higher in 2005, compared with 2004. The increase was primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2005 included $2.1 million in LIFO expense, compared with $0.5 million in LIFO expense in 2004. Cost of sales as a percentage of sales for 2005 was lower compared with 2004. The lower cost of sales percentage in 2005, reflected a lower cost of sales percentage for recent acquisitions which due to the nature of their business, carry a lower cost of sales percentage than most of Teledyne’s other businesses. The cost of sales percentage for 2005, for Teledyne’s existing businesses, was slightly lower compared with 2004.
      Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2005, compared with 2004. This increase was primarily due to higher sales, which resulted from organic growth and acquisitions. Selling, general and administrative expenses for 2005, as a percentage of sales, were slightly lower compared with 2004, and reflected a lower general and administrative expense percentage, partially offset by a higher selling expense percentage, and a higher research and development and bid and proposal expense percentage. The higher research and development percentage reflected increased spending in the Electronics and Communications segment in the avionics area. The higher selling expense percentage was due to recent acquisitions which due to the nature of their business, carry a higher selling expense percentage than most of Teledyne’s existing businesses.
      Included in operating profit in 2005 was pension expense of $12.7 million, of which $9.3 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts. Included in operating profit in 2004 was pension expense of $8.7 million, of which $0.5 million was recoverable in accordance with U.S. Government CAS. The increase in pension expense in 2005 compared with 2004, reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit plan to 6.25% in 2005 from 6.50% in 2004, as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000. Under one of its spin-off agreements, after November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
      The Company’s effective tax rate for 2005 was 37.6%, compared with 38.7% for 2004. The lower effective tax rate for 2005, compared with 2004, primarily reflected the revaluation of deferred tax assets in 2004 due to the impact of state income tax rates.
      Sales under contracts with the U.S. Government were approximately 42% of sales in 2005 and 43% of sales in 2004. International sales represented approximately 18% of sales in 2005 and 19% of sales in 2004.
      Total interest expense including credit facility fees and other bank charges was $3.8 million in 2005 and $2.2 million in 2004. Interest income was $0.3 million in both 2005 and 2004. The higher interest expense in 2005 reflected interest on debt incurred for acquisitions.
      Other income for 2005 and 2004 included the receipt of $5.0 million and $2.5 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. We received a final payment of $2.5 million in January 2006 pursuant to the agreement. Fiscal years 2005 and 2004, also include sublease rental income and royalty income in other income.

2004 Compared with 2003

			%
Sales	2004	2003	Change

Electronics and Communications	$567.9	$446.9	27.1%
Systems Engineering Solutions	242.2	212.5	14.0%
Aerospace Engines and Components	181.8	165.5	9.8%
Energy Systems	24.7	15.8	56.3%

Total sales	$1,016.6	$840.7	20.9%

			%
Net Income	2004	2003	Change

Electronics and Communications	$54.4	$33.0	64.8%
Systems Engineering Solutions	27.1	23.2	16.8%
Aerospace Engines and Components(a)	6.1	6.4	(4.7)%
Energy Systems	1.6	(0.7)	*

Segment operating profit and other segment income	89.2	61.9	44.1%
Corporate expense	(19.8)	(14.9)	32.9%
Interest and debt expense, net	(1.9)	(0.8)	137.5%
Other income (expense), net	0.5	(1.6)	*

Income before taxes	68.0	44.6	52.5%
Provision for income taxes(b)	26.3	14.9	76.5%

Net income	$41.7	$29.7	40.4%

(a)	Total year 2004 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	Total year 2003 provision for taxes includes a $2.4 million income tax benefit from the reversal of an income tax contingency reserve which was determined to be no longer needed during 2003.

*	Not meaningful
      We reported 2004 sales of $1,016.6 million, compared with sales of $840.7 million for 2003. Net income was $41.7 million ($1.24 per diluted share) for 2004, compared with $29.7 million ($0.91 per diluted share) for 2003.
      The increase in sales in 2004, compared with 2003, reflected improvement in all four reporting segments. The largest increase in sales was in the Electronic and Communications segment which grew, both organically and through strategic acquisitions, including: Tekmar Company, acquired in May 2003; Spirent’s Aviation Information Solutions businesses, acquired in June 2003; Filtronic Solid States’ defense assets, acquired in December 2003; Leeman assets acquired in February 2004; Isco Inc., acquired in June 2004; Reynolds acquired in July 2004; and Celeritek’s defense assets, acquired in October 2004. The incremental increase in revenue from acquisitions in 2004, compared with 2003, was $98.6 million.
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
      Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2004, compared with 2003. This increase was primarily due to higher sales, which resulted from organic growth and acquisitions as well as higher corporate general and administrative expenses, offset in part by $1.7 million in lower bid and proposal expense in the Systems Engineering Solutions segment. The higher corporate expense reflected higher compensation expense of $3.9 million and was also impacted by internal and external costs related to Sarbanes-Oxley Act Section 404 compliance and auditing efforts. Selling, general and administrative expenses for 2004, as a percentage of sales, were higher compared with 2003, and reflected higher corporate expenses and also reflected a higher selling expense percentage for recent acquisitions, partially offset by lower bid and proposal spending. Due to the nature of their business, our recent acquisitions carry a higher selling expense percentage than most of Teledyne’s existing businesses.
      Included in operating profit in 2004 was pension expense of $8.7 million, of which $0.5 million was recoverable in accordance with U.S. Government CAS from certain government contracts. Included in 2003 operating profit was $6.9 million of pension expense of which none was recoverable in accordance with CAS. The increase in pension expense in 2004 compared with 2003, reflects, in part, a reduction in the discount rate assumption to 6.5% from 7.0% for the Company’s defined benefit plan as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000.
      The Company’s effective tax rate for 2004 was 38.7%, compared with 33.3% for 2003. Total year 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for 2003 would have been 38.7%.
      Sales under contracts with the U.S. Government were approximately 43% of sales in 2004 and 46% of sales in 2003. International sales represented approximately 19% of sales in 2004 and 16% of sales in 2003.
      Total interest expense including credit facility fees and other bank charges was $2.2 million in 2004 and $1.0 million in 2003. Interest income was $0.3 million in 2004 and $0.2 million in 2003. The higher interest expense in 2004 reflected interest on debt incurred for acquisitions.
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

Segments
      The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.
Electronics and Communications

	2005	2004	2003

	(Dollars in millions)
Sales	$717.8	$567.9	$446.9
Operating profit	$84.0	$54.4	$33.0
Operating profit % of sales	11.7%	9.6%	7.4%
International sales % of sales	24.8%	27.6%	21.4%
Governmental sales % of sales	27.7%	25.9%	31.8%
Capital expenditures	$12.5	$12.8	$14.9
      Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, defense, industrial, scientific and medical markets.

2005 compared with 2004
      Our Electronics and Communications segment sales were $717.8 million in 2005, compared with sales of $567.9 million in 2004. Operating profit was $84.0 million in 2005, compared with $54.4 million in 2004.
      Sales in 2005, compared with 2004, reflected revenue growth in defense electronic products, electronic instruments and avionics and other commercial electronics. The revenue growth of $79.6 million in defense electronic products was driven by sales of traveling wave tubes, printed circuit card assemblies, the acquisition of Reynolds in July 2004, the acquisition of the defense electronics business of Celeritek, Inc. in October 2004 and the acquisition of Cougar in June 2005. The increase in revenue from acquisitions in defense electronic products for 2005, compared with 2004, was $52.6 million. The revenue growth of $53.0 million in electronic instruments reflected the impact of the acquisition of Isco, Inc. in June 2004, the acquisition of RDI in August 2005, the acquisition of Leeman’s assets in February 2004 and increased sales of geophysical sensors for the energy exploration market. The increase in revenue from acquisitions in electronic instruments for 2005, compared with 2004, was $48.2 million. The revenue growth of $17.3 million in avionics and other commercial electronics reflected revenue growth in relay products which was driven by sales to the aviation and test and measurement equipment markets and from commercial electronic manufacturing services which had increases in medical sales. The increase in revenue from all acquisitions for 2005, compared with 2004, was $100.8 million. Incremental operating profit from all acquisitions including synergies for 2005, compared with 2004, was $15.1 million. Segment operating profit was favorably impacted by acquisitions and organic sales growth and lower pension expense. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 was $4.3 million for 2005, compared with $6.0 million for 2004. Pension expense allocated to contracts pursuant to CAS was $1.6 million for 2005, compared with no allocations for 2004. Operating profit in 2005 was negatively impacted by a $1.0 million increase in LIFO reserve compared with a $46 thousand increase in 2004.

2004 compared with 2003
      Our Electronics and Communications segment sales were $567.9 million in 2004, compared with sales of $446.9 million in 2003. Operating profit was $54.4 million in 2004, compared with $33.0 million in 2003.

      Sales in 2004, compared with 2003, reflected revenue growth in defense electronic products, electronic instruments, and avionics and other commercial electronics. The revenue growth of $20.1 million in defense electronic products was driven by sales of traveling wave tubes and ejection seat sequencers, the acquisition of Reynolds Industries, Incorporated in July 2004, and the acquisition of assets of Filtronic Solid State in December 2003, the acquisition of the defense electronics business of Celeritek, Inc in October 2004, partially offset by lower sales from electronic manufacturing services. The increase in revenue from acquisitions in defense electronic products for 2004, compared with 2003, was $35.0 million. The revenue growth of $76.9 million in electronic instruments was favorably impacted by the acquisition of Isco in June 2004, the acquisition of Leeman’s assets in February 2004, the acquisition of Tekmar Company in May 2003, increased shipments of geophysical sensors for the petroleum exploration market and increased sales of other instrument products. The increase in revenue from acquisitions in electronic instruments for 2004, compared with 2003, was $58.3 million. The revenue growth of $24.0 million in avionics and other commercial electronics was favorably impacted by revenue growth in relay products which was driven by sales to the aviation and test and measurement equipment markets and from commercial electronic manufacturing services which had increases in medical sales and the acquisition of the Aviation Information Solutions (“AIS”) businesses from Spirent plc in June 2003. The increase in revenue from the AIS acquisition for 2004, compared with 2003, was $5.3 million. The increase in revenue from all acquisitions for 2004, compared with 2003, was $98.6 million. Incremental operating profit from all acquisitions including synergies for 2004, compared with 2003, was $11.8 million. Segment operating profit was favorably impacted by acquisitions and organic sales growth partially offset by an increase in pension expense. Pension expense was $6.0 million for 2004 compared with pension expense of $5.1 million in 2003. Operating profit in 2003 was favorably impacted by a $1.8 million reduction in LIFO reserve, which resulted from a reduced inventory level, mostly offset by a $0.9 million fourth quarter write-down on slow moving test equipment inventory and contract settlements totaling $0.8 million. Operating profit in 2004 was negatively impacted by a $46 thousand increase in LIFO reserve.
Systems Engineering Solutions

	2005	2004	2003

	(Dollars in millions)
Sales	$263.7	$242.2	$212.5
Operating profit	$27.5	$27.1	$23.2
Operating profit % of sales	10.4%	11.2%	10.9%
International sales % of sales	0.7%	0.1%	0.1%
Governmental sales % of sales	98.6%	99.3%	99.0%
Capital expenditures	$1.3	$1.7	$1.5
      Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements.

2005 compared with 2004
      Our Systems Engineering Solutions segment sales were $263.7 million in 2005, compared with sales of $242.2 million in 2004. Operating profit was $27.5 million in 2005, compared with $27.1 million in 2004.
      Sales for 2005, compared with 2004, reflected revenue growth in core defense, environmental and aerospace programs. Core defense revenue grew by $18.8 million, primarily due to increased Systems Engineering and Technical Assistance (“SETA”) work. The higher operating profit in the 2005, compared with 2004, was primarily the result of higher sales, partially offset by sales mix and rate differences and increased lower profit margin subcontract work in our SETA contracts. Segment operating profit in 2005 included $6.7 million of pension expense, of which $7.4 million was recoverable in accordance with CAS from certain government contracts, compared with $0.8 million of pension expense in 2004, of which $0.5 million was recoverable in accordance with CAS.

2004 compared with 2003
      Our Systems Engineering Solutions segment sales were $242.2 million in 2004, compared with sales of $212.5 million in 2003. Operating profit was $27.1 million in 2004, compared with $23.2 million in 2003.
      Sales for 2004, compared with 2003, reflected revenue growth of $14.8 million in core defense programs and $12.2 million in environmental programs. Core defense revenue grew primarily due to increased SETA and Ground-based Midcourse Defense work. The higher revenue in environmental programs reflected increased chemical weapons demilitarization work. The higher operating profit in 2004, compared with 2003, was primarily due to higher sales and improved margins on various time and material contracts. Operating profit in 2003 was negatively impacted by the recognition of a $1.0 million loss on an office sublease agreement. Segment operating profit in 2004 included $0.8 million of pension expense, of which $0.5 million was recoverable in accordance with CAS from certain government contracts, compared with $0.3 million of pension expense in 2003 of which none was recoverable in accordance with CAS.
Aerospace Engines and Components

	2005	2004	2003

	(Dollars in millions)
Sales	$196.6	$181.8	$165.5
Operating profit	$13.5	$6.1	$6.4
Operating profit % of sales	6.9%	3.4%	3.9%
International sales % of sales	18.5%	20.2%	23.5%
Governmental sales % of sales	16.4%	14.3%	14.9%
Capital expenditures	$5.5	$3.2	$3.2
      Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

2005 compared with 2004
      Our Aerospace Engines and Components segment sales were $196.6 million in 2005, compared with sales of $181.8 million in 2004. Operating profit was $13.5 million in 2005, compared with $6.1 million in 2004.
      Sales for 2005, compared with 2004, reflected revenue growth in OEM piston engine and turbine engine sales of $11.0 million and $4.8 million respectively. The higher turbine engine sales for 2005, compared with 2004, reflected higher Harpoon and JASSM engine sales partially offset by lower spare parts sales. Segment operating profit for 2005 included receipt of $5.0 million pursuant to the agreement with Honda Motor Co., Ltd., compared with receipt of $2.5 million for 2004. We received a final payment of $2.5 million in January 2006 pursuant to the agreement. Segment operating profit for 2005, compared with 2004, was favorably impacted by higher sales, partially offset by higher warranty expense of $2.6 million and higher LIFO reserve. Operating profit in 2005 was negatively impacted by a $1.0 million increase in LIFO reserve in 2005, compared with a $0.5 increase in LIFO reserve in 2004. Segment operating profit in 2005 included $0.9 million of pension expense, compared with $1.5 million of pension expense in 2004.

2004 compared with 2003
      Our Aerospace Engines and Components segment sales were $181.8 million in 2004, compared with sales of $165.5 million in 2003. Operating profit was $6.1 million in 2004, compared with $6.4 million in 2003.
      Sales in 2004, compared with 2003, reflected revenue growth in $8.8 million in OEM piston engines, $5.4 million in aftermarket piston engines and parts sales, and slightly higher turbine engine sales. Turbine engine sales for 2004, compared with 2003, were $1.7 million higher primarily due to increased spare parts sale and favorable JASSM engine sales, partially offset by reduced ITALD and Harpoon cruise missile engines. Operating profit in 2004 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. Segment operating profit for 2004 also reflected a $4.8 million increase in aircraft product liability insurance costs and self insurance reserve expense, a $1.7 million charge for environmental matters and LIFO expense of $0.5 million. Operating profit in the piston engine business in 2003 was positively impacted by a $3.3 million reduction in LIFO reserve, which resulted from a reduced inventory level. Segment operating profit in 2004 included $1.5 million of pension expense, compared with $1.3 million of pension expense in 2003.
Energy Systems

	2005	2004	2003

	(Dollars in millions)
Sales	$28.4	$24.7	$15.8
Operating profit/(loss)	$1.6	$1.6	$(0.7)
Operating profit/(loss) % of sales	5.6%	6.5%	(4.4)%
International sales % of sales	20.8%	17.0%	22.8%
Governmental sales % of sales	69.7%	78.5%	67.7%
Capital expenditures	$0.3	$1.1	$0.6
      Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources.

2005 compared with 2004
      Our Energy Systems segment sales were $28.4 million in 2005, compared with sales of $24.7 million in 2004. Operating income was $1.6 million in both 2005 and 2004.
      The increase in sales for 2005, compared with 2004, resulted from the timing of multi-year government contracts, which were awarded in 2003 for fuel cell and thermoelectric power generator work and an increase in commercial hydrogen generator sales. Operating profit for 2005, compared with 2004, was favorably impacted by higher sales, offset by differences in contract fees, employee termination costs and pension expense. Pension expense under SFAS No. 87, was $0.4 million for 2005, compared with $0.1 million for 2004. Pension expense allocated to contracts pursuant to CAS was $0.3 million for 2005, compared with no allocation in 2004.

2004 compared with 2003
      Our Energy Systems segment sales were $24.7 million in 2004, compared with sales of $15.8 million in 2003. The 2004 operating income was $1.6 million, compared with an operating loss of $0.7 million in 2003.
      The increase in sales for 2004, compared with 2003, resulted from multi-year government contracts, which were awarded, in 2003, for fuel cell and thermoelectric power generator work. Operating profit for 2004, compared with the operating loss in 2003, was favorably impacted by the growth in sales and by a reduction of $0.4 million in research and development costs. The operating loss in 2003 included

$0.4 million in charges for contract claims and the recognition of a $0.5 million loss on a facility sublease agreement. Segment operating profit included pension expense of $0.1 million in 2004, compared with no pension expense in 2003.
Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements
      Our principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2006. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement
      The Company has a $280.0 million credit facility that expires in June 2009. Excluding interest and fees, no payments are due under the credit facility until the credit facility terminates. Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings and other financial obligations including outstanding letters of credit, was $220.2 million at year-end 2005. For a description of some terms of our credit facility, see “Financing Activities” on page 42.

Contractual Obligations
      The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 1, 2006. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2011 and
	2006	2007	2008	2009	2010	beyond	Total

Operating lease obligations	$10.9	$11.3	$10.4	$9.0	$6.9	$33.8	$82.3
Long-term debt obligations	0.1	0.1	—	43.5	—	—	43.7
Capital lease obligations(a)	0.3	0.3	0.3	0.3	0.4	4.7	6.3
Purchase obligations(b)	23.2	8.4	1.4	0.8	0.8	—	34.6

Total	$34.5	$20.1	$12.1	$53.6	$8.1	$38.5	$166.9

(a)	Includes imputed interest and short-term portion.

(b)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.
      The amounts above exclude our minimum pension plan funding requirements as set forth by ERISA, which are $18.8 million in 2006 and $20.3 million in 2007. Our minimum funding requirements after 2005 are dependent on several factors. Estimates beyond 2007 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s SFAS No. 87 assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on the Company’s liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.

Operating Activities
      In 2005, net cash provided from continuing operations was $92.3 million, compared with $84.9 million in 2004 and $56.8 million in 2003.
      The higher net cash provided from continuing operations for 2005, compared with 2004, reflected higher net income as well as operating cash flow from acquisitions, partially offset by increased working capital requirements, $11.8 million in higher pension contributions and higher compensation payments made in the first quarter of 2005.
      The higher net cash provided from continuing operations for 2004, compared with 2003, reflected improved net income and lower aircraft product liability settlement payments, as well as operating cash flow from acquisitions, partially offset by defined benefit pension contributions of $3.1 million. The deferred income tax component of the cash flow statement reflected a $6.8 million increase in 2004 and a $7.6 million decrease in 2003 related to the minimum pension liability adjustment recorded in each year. This adjustment had no impact on cash flows from operations in 2004 or 2003.

Working Capital
      Working capital was $154.0 million at year-end 2005, compared with $124.4 million at year-end 2004. The increase in working capital was primarily due to working capital from recent acquisitions as well as the impact of organic growth. We continue to emphasize improvements in working capital management.

Balance Sheet Changes
      The changes in the following selected components of Teledyne balance sheet are discussed below (in millions):

	2005	2004

Accounts receivables, net	$167.6	$141.7
Inventories, net	$117.3	$97.7
Property, plant and equipment, net	$96.7	$93.3
Long-term deferred income taxes, net	$42.9	$28.3
Goodwill, net	$197.0	$166.0
Acquired intangible assets, net	$33.6	$24.8
Accounts payable	$76.2	$62.3
Long-term debt and capital lease obligations, net of current portion	$47.0	$74.4
Accrued pension obligation	$68.2	$46.7
Other long-term liabilities	$87.0	$54.9
Accumulated other comprehensive loss	$(39.2)	$(22.3)
      The higher balance in accounts receivables, inventory, property, plant and equipment and accounts payable reflected the impact of businesses acquired in 2005, as well as organic sales growth. Long-term deferred income taxes reflected a $10.4 million increase related to the minimum pension liability adjustment in 2005. Goodwill and acquired intangible assets reflect the impact of acquisitions. The decrease in long-term debt and capital lease obligations resulted from debt payments made from available cash flow, offset, in part, by cash used to acquire businesses in 2005. The accrued pension obligation increased primarily as a result of the increase in the unfunded pension liability in 2005, partially offset by pension contributions. The increase in other long-term liabilities reflected an increase in the aircraft product liability reserve, an increase in customer deposits and the impact of businesses acquired in 2005. The change in the accumulated other comprehensive loss reflected the $16.2 million non-cash adjustment related to the increase in the unfunded pension liability in 2005. The adjustment to the accumulated other comprehensive loss component of equity was required since the difference between the value of the Company’s pension assets and the accumulated pension benefit obligation was larger as of year-end 2005, compared with year-end 2004. The current year reduction to equity did not affect net income and was recorded net of $10.4 million in deferred taxes.

Investing Activities
      Net cash used in investing activities included capital expenditures as presented below:
Capital Expenditures

	2005	2004	2003

	(In millions)
Electronics and Communications	$12.5	$12.8	$14.9
Systems Engineering Solutions	1.3	1.7	1.5
Aerospace Engines and Components	5.5	3.2	3.2
Energy Systems	0.3	1.1	0.6
Corporate	0.2	—	—

	$19.8	$18.8	$20.2

      During 2006, we plan to invest approximately $28.0 million in capital principally to reduce manufacturing costs, to introduce new products and to upgrade capital equipment. Commitments at January 1, 2006 for capital expenditures were approximately $4.4 million.
      Investing activities in 2005 included acquisitions. In August 2005, we completed the acquisition of RDI for $36.0 million. Total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition, we assumed debt obligations of $2.0 million. In addition, we recorded a $3.9 million liability to be paid in August 2007. RDI had sales of approximately $29.0 million for its fiscal year ended December 31, 2004. In the fourth quarter of 2005, we purchased the minority interest of a subsidiary owned by RDI for a cash payment of $1.7 million.
      In June 2005, we completed the acquisition of the stock of Cougar for a purchase price of $26.5 million. In the third quarter we made a $0.6 million purchase price adjustment payment in connection with the acquisition. Total cash paid, including other fees and the purchase price adjustment, net of cash acquired was $22.5 million. In connection with the acquisition, we assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, we recorded contingent payments of $1.6 million to be paid in specified increments as certain conditions are satisfied through June 2007. Cougar had sales of approximately $18.1 million for its fiscal year ended August 31, 2004. We also purchased certain assets of the microwave technical solutions business of Avnet, Inc. for $2.2 million in cash and consolidated these assets with the operations of Cougar.
      Net cash used by investing activities in 2005 included the receipt of $5.6 million from the sale of the assets of STIP-Isco, a German subsidiary and $2.9 million from the sale of SWIFTtm assets. An additional $0.4 million is held in escrow in connection with the STIP-Isco asset sale which should be released to Teledyne Technologies in specified increments as certain conditions are satisfied through February 2007. The assets of STIP-Isco and SWIFTtm were acquired as part of the Isco acquisition made in June 2004. No gain was recorded on the sales and goodwill was reduced by $5.1 million. Investing activities in 2005 reflected $1.1 million from the sale of fixed assets.
      Investing activities in 2004 included five acquisitions. On December 31, 2003, we acquired the electronic warfare business of Filtronic Solid State for $12.0 million in cash. Solid State’s electronic warfare business had sales of approximately $12.5 million for the fiscal year ended May 2003. In February 2004, we acquired Leeman Labs’ assets for $8.1 million in cash which includes a purchase price adjustment. Leeman Labs had sales of approximately $8.6 million for the fiscal year ended September 30, 2003. In June 2004, we completed the acquisition of the stock of Isco for $16.00 per share in cash or $93.8 million net of cash acquired. We sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. We assumed $2.9 million in long-term debt as part of the Isco acquisition. Isco had sales of approximately $60.8 million for the fiscal year ended July 25 2003. On July 2, 2004, we acquired Reynolds for $41.2 million in cash which includes a purchase price adjustment and is net of cash acquired. We assumed a $3.9 million capital lease as part of the Reynolds acquisition. Reynolds had sales of approximately $35.0 million for the fiscal year ended April 30, 2004. On October 22, 2004, we acquired the defense electronics business of Celeritek, Inc. for $32.7 million in cash, which includes the receipt of a purchase price adjustment. The defense electronics business of Celeritek, Inc. had sales of approximately $19.7 million for the fiscal year ended March 31, 2004.
      Investing activities in 2003 included the acquisitions of AIS and Tekmar Company. In June 2003, we acquired AIS for $6.4 million in cash, which is net of a $0.4 million purchase price adjustment. AIS had sales of approximately $16.8 million for the fiscal year ended December 2002. In May 2003, we acquired Tekmar Company for $13.5 million in cash. Tekmar Company had sales of $22.5 million for the fiscal year ended in September 2002.
      In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The allocation of the purchase price for the acquisition of Cougar was completed as of year-end 2005. The amount of goodwill and intangible assets recorded for the Cougar acquisition, was $14.2 million and $2.7 million, respectively. The allocation of the purchase price for the acquisition of RDI is preliminary as of year-end 2005 due to the timing of the acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $19.9 million of goodwill recorded in 2005 is deductible for tax purposes. The preliminary amount of goodwill recorded as of January 1, 2006 for the RDI acquisition, was $19.9 million. The preliminary amount of intangible assets recorded as of January 1, 2006 for the RDI acquisition, was $9.6 million. These amounts were based on estimates that are subject to change pending the completion of our internal review and the finalization of a third party appraisal.
      The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2005 (in millions):

Current assets, excluding cash acquired	$21.0
Property, plant and equipment	6.4
Goodwill	38.5
Intangible assets	12.3
Other assets	0.2

Total assets acquired	78.4
Current liabilities, including short-term debt	8.8
Long-term debt	5.7
Other long-term liabilities	5.5

Total liabilities assumed	20.0
Purchase price, net of cash acquired	$58.4

Financing Activities
      Cash used in financing activities for 2005 reflected the payment of long-term debt. Cash provided by financing activities for 2004 reflected net borrowings under the revolving credit agreement. Cash provided by financing activities for fiscal years 2005, 2004 and 2003 reflect proceeds from the exercise of stock options.
      The Company has a $280.0 million credit facility that expires in June 2009. At year-end 2005, we had $220.2 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (“LIBOR”), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.15% and 0.30% of the credit line, depending on our capitalization ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at year-end 2005 includes $39.0 million outstanding under the $280.0 million credit facility, $4.5 million outstanding under one of its $5.0 million uncommitted bank facilities and $0.2 million in other debt. The Company also has a $3.5 million capital lease, of which $0.1 million is current. At year-end 2005, Teledyne had $9.4 million in outstanding letters of credit.
      On January 27, 2006, Teledyne Technologies acquired Benthos, Inc. for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options), or $32.2 million taking into consideration $8.4 million in cash acquired. Teledyne funded the acquisition primarily from borrowings under its $280.0 million credit facility.

Pension Plans
      In connection with our November 29, 1999 spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated, a defined benefit pension plan was established and Teledyne assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the company’s existing defined benefit plan. Currently, Teledyne anticipates making an after-tax cash contribution of approximately $11.7 million to its defined benefit pension plan in 2006 before recovery from the U.S. Government. Under one of its spin-off agreements, after November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts in accordance with CAS. Net after tax pension cash requirements after taking into consideration recovery from the U.S. Government is expected to be approximately $6.1 million in 2006.
      Statement of Financial Accounting Standard (“SFAS”) No. 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. This condition existed since year-end 2002. In accordance with the requirements of SFAS No. 87, the Company has a $38.9 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $5.3 million and a long-term additional pension liability of $69.0 million at year-end 2005. As of year-end 2004, the Company had a $22.7 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $7.2 million and a long-term additional pension liability of $44.3 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes. The reduction will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.
Other Matters

Income Taxes
      The Company’s effective tax rate for 2005 was 37.6%, compared with 38.7% for 2004 and 33.3% for 2003. The lower effective tax rate for 2005, compared with 2004, primarily reflected the revaluation of deferred tax assets in 2004 due to the impact of state income tax rates. Total year 2003 reflected an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. Excluding this benefit, the Company’s effective tax rate for 2003 would have been 38.7%. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at January 1, 2006 will be realized.

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

Hedging Activities; Market Risk Disclosures
      We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2005 or 2004. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Related Party Transactions
      In connection with the spin-off, Teledyne and ATI entered into several agreements governing the separation of our businesses and various employee benefits, compensation, tax, indemnification and transition arrangements. The Company’s principal spin-off requirements, including the requirement to ensure a favorable tax treatment, have been satisfied. One of our directors continues to serve on ATI’s board. In addition, under one of our spin-off agreements, the Company is able to charge pension costs to the U.S. Government under certain government contracts after November 29, 2004. In 2004, we purchased the “Teledyne” name and related logos, symbols and marks from an affiliate of ATI for $412,000.
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

Environmental
      We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $3.5 million at January 1, 2006. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity.

However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.
      For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts
      We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 42% of total sales in 2005, 43% of total sales in 2004 and 46% of total sales in 2003. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 32%, 33% and 31% of total sales for 2005, 2004 and 2003, respectively.
      Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to moderate over the next few years. Notwithstanding the recent increase in U S. defense spending, delays or declines in U.S. military expenditures in the programs in which we participate could adversely affect our business, results of operations and financial condition.
      For information on accounts receivable from the U.S. Government, see Note 5 to the Notes to Consolidated Financial Statements.

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

      The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 1, 2006 and January 2, 2005:
Reserves and Valuation Accounts(a)

	2005	2004

	(In millions)
Allowance for doubtful accounts	$2.1	$2.6
LIFO reserves	$23.7	$21.6
Other inventory reserves	$18.7	$21.2
Aircraft product liability reserves(b)	$37.1	$27.4
Workers’ compensation and general liability reserves(b)	$7.6	$6.3
Warranty reserve	$10.3	$6.9
Environmental reserves(b)	$3.5	$3.5
Other accrued liability reserves(b)	$4.8	$5.4

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.
      Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our preexisting warranty liabilities and adjust amounts as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2005	2004	2003

Balance at beginning of year	$6.9	$6.0	$5.2
Accruals for product warranties charged to expense	9.6	3.5	3.5
Cost of product warranty claims	(6.8)	(3.4)	(3.9)
Acquisitions	0.6	0.8	1.2

Balance at year-end	$10.3	$6.9	$6.0

Critical Accounting Policies
      The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our critical accounting policies are those that are reflective of significant judgment, complexity and uncertainty, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: contract revenue recognition and contract estimates; aircraft product liability reserve; accounting for pension plans; and accounting for business combinations, goodwill and long-lived assets. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Contract Revenue Recognition and Contract Estimates
      Commercial sales and sales from U.S. Government fixed-price-type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain U.S. Government fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, in accordance with the requirements of American Institute of Certified Public

Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned.
      The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires that the Company make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, sometimes over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and funding estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. These types of contracts and estimates are most frequently related to our sales to the U.S. Government. For our sales to the U.S. Government in 2005, 2004 and 2003, operating income as a percent of sales did not vary by more than 1.3%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 1.3% in 2005, the Company’s operating income would have changed by approximately $8.0 million.

Aircraft Product Liability Reserve
      We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate for the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters, and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. The Company has aircraft and product liability insurance. However, based on a review of claims experience, changes to the claims management process and an analysis of available options, the Company, in 2004, increased its annual self-insurance retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors to $25.0 million from $15.0 million, and as a result lowered its annual insurance premium. If a significant liability claim or combination of claims were identified, even taking into account insurance coverage, operating profit in a given period could be reduced significantly. Accruals could be made in a given period for amounts up to our annual self-insurance retention. Based on the facts and circumstances of the claims we have not always accrued amounts up to our annual self-insurance retention. Also, we cannot assure that, for 2006 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires in May 2006.

Accounting for Pension Plans
      Teledyne has a defined benefit pension plan covering most of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2006, compared with 8.5% in 2005, and its assumed discount rate will be 6.00% in 2006, compared with 6.25% in 2005. The actual rate of return on pension assets was 5.1% in 2005 and 9.8% in

2004. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made an after-tax contribution of $9.2 million to its pension plan in 2005, and currently anticipates making an after-tax cash contribution of approximately $11.7 million to its defined benefit pension plan in 2006 before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. Since the value of the Company’s pension assets were less than the accumulated pension benefit obligation, in accordance with the requirements of SFAS No. 87, the Company has a $38.9 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $5.3 million and a long-term additional pension liability of $69.0 million at year-end 2005. The adjustment to equity did not affect net income and is net of deferred taxes of $24.8 million. The charge will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.
      Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2005 results:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease

	($ in millions)
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(1.4)	$1.8
Change in long-term rate of return on plan assets	$(1.0)	$1.0
      See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Accounting for Business Combinations, Goodwill and Other Long-Lived Assets
      The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives.
      Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. Based on the annual impairment test completed in the fourth quarter of 2005, no impairment of goodwill or intangible assets with indefinite lives was indicated. The Company estimates the fair value of the reporting units, which are our four business segments, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the net book value of the reporting unit, including goodwill. The development of future revenues and cash flows projections for our business and strategic plan, and the annual impairment test involve significant judgments. Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. However, a 10 percent decrease in the current fair value estimate of each of the Company’s reporting units would not result in a goodwill impairment charge.

      We monitor the recoverability of the carrying value of our long-lived assets. An impairment charge is recognized when events and circumstances indicate that the undiscounted cash flows expected to be generated by an asset (including any proceeds from dispositions) are less than the carrying value of the asset and the asset’s carrying value is less than its fair value. Our cash flow estimates are based on historical results adjusted to reflect our best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Our estimates of fair value represent our best estimate based on industry trends and reference to market rates and transactions. Our determination of what constitutes an indication of possible impairment, the estimation of future cash flows and the determination of estimated fair value are all significant judgments.

Recent Accounting Pronouncements

SFAS No. 123R
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date-fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.4 million in 2006 based on current assumptions.

SFAS No. 151
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs-an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. SFAS No. 151 is effective for first fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have any impact on the Company.
Outlook
      Based on its current outlook, the Company’s management believes that first quarter 2006 earnings per share will be in the range of approximately $0.43 to $0.46. The full year 2006 earnings per share outlook is expected to be in the range of approximately $1.85 to $1.90. Our estimated effective income tax rate for 2006 is 37.6%.
      Our 2006 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2005 and the Benthos acquisition completed in January 2006. We have not included future acquisitions, if any, in the 2006 outlook.
      The full year 2006 earnings outlook includes approximately $16.4 million ($0.28 per share) in pension expense under SFAS No. 87, or $6.6 million ($0.11 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2005 earnings included $12.7 million ($0.23 per share) in pension expense under SFAS No. 87, or $3.4 million ($0.06 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The increase in full year 2006 pension expense reflects, in part, the reduction of the discount rate assumption for the Company’s defined benefit plan from 6.25% in 2005 to 6.00% in 2006. Our 2006 earnings outlook also reflects $5.4 million ($0.10 per share) in stock option compensation expense based on current assumptions regarding stock option issuances during the year and estimated fair value of the stock option grants. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment”

(“SFAS No. 123R”) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We adopted SFAS No. 123R in the first quarter of 2006.
EARNINGS PER SHARE SUMMARY(a)
(Diluted earnings per common share)

	2006 Full Year
	Outlook		2005	2004

	Low	High	Actual	Actual

Earnings per share (excluding net pension expense and stock option expense)	$2.06	$2.11	$1.91	$1.39
Pension expense — SFAS No. 87	(0.28)	(0.28)	(0.23)	(0.16)
Pension expense — CAS(b)	0.17	0.17	0.17	0.01

Earnings per share (excluding stock option expense)	1.95	2.00	1.85	1.24
Stock option expense	(0.10)	(0.10)	—	—

Earnings per share — GAAP	$1.85	$1.90	$1.85	$1.24

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Under one of its spin-off agreements, after November 29, 2004, we are able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Safe Harbor Cautionary Statement Regarding Outlook and Other Forward Looking Data
      This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, pension matters and strategic plans. All statements made in this press release that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications, commercial aviation and energy exploration markets, funding, continuation and award of government programs, changes in insurance expense, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of the our pension assets.
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
      The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.
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
      The information required by this item is included in this Report at page 43 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.
      The information required by this item is included in this Report at pages 56 through 93. See the “Index to Financial Statements and Related Information” at page 55.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Disclosure Controls
      Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management, with the participation of its Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, have evaluated the effectiveness, as of January 1, 2006, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 1, 2006, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Controls
      See Management Statement on page 56 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 57 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.
      There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2006, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Sarbanes-Oxley Disclosure Committee
      In September 2002, the Company formally constituted the Sarbanes-Oxley Disclosure Committee. Current members include:

Ivars R. Blukis, Chief Business Risk Assurance Officer (Internal Audit)
Melanie S. Cibik, Vice President, Associate General Counsel and Assistant Secretary
Shelley D. Green, Treasurer
John T. Kuelbs, Executive Vice President, General Counsel and Secretary
Brian A. Levan, Director of External Financial Reporting and Assistant Controller
Susan L. Main, Vice President and Controller
Robyn E. McGowan, Vice President, Administration and Human Resources and Assistant Secretary
Dale A. Schnittjer, Senior Vice President and Chief Financial Officer
Jason VanWees, Vice President, Corporate Development and Investor Relations
      Among its tasks, the Sarbanes-Oxley Disclosure Committee discusses and reviews disclosure issues to help us fulfill our disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Corporate Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company’s management.
Item 9B.     Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      In addition to the information set forth under the caption “Executive Management” beginning at page 11 in Part I of this Report, the information concerning the directors of Teledyne required by this item is set forth in the 2006 Proxy Statement under the caption “Item 1 on Proxy Card — Election of Directors” and is incorporated herein by reference. The information set forth in the Proxy Statement under the captions “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation.
      The information required by this item is set forth in the 2006 Proxy Statement under the captions “Directors Compensation”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference. Teledyne does not incorporate by reference in this Form 10-K either the “2005 Report on Executive Compensation” or the “Cumulative Total Stockholder Return” section of the 2006 Proxy Statement.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item is set forth in the 2006 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.

Equity Compensation Plans Information
      The following table summarizes information with respect to equity compensation plans as of December 31, 2005:

				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			under Equity
	to be Issued upon			Compensation Plans
	Exercise of		Weighted-Average	[excluding securities
	Outstanding Options,		Exercise Price of Options,	reflected in
	Warrants and Rights		Warrants or Rights	column (a)]
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	1,775,593		$14.40	840,257	(1)
2002 Stock Incentive Plan	1,263,718	(2)	$20.21	888,748
Non-Employee Director Stock Compensation Plan	246,412		$14.92	60,983
Employee Stock Purchase Plan(3)	—		—	1,000,000
Equity compensation plans not approved by security holders	—		—	—

Total	3,285,723		$16.78	2,789,988

(1)	The 1999 Incentive Plan, as amended, contains a “capped” evergreen provision. It provides that if the number of issued and outstanding shares of our Common Stock is increased after January 26, 2000, the total number of shares available for issuance under this plan will be increased by 10% of such increase, up to an additional 2,500,000 shares. An additional 662,100 shares have been registered for issuance under this evergreen provision for a total of 4,662,100 shares.

(2)	The amount does not include up to 260,328 shares of our Common Stock potentially issuable under our Performance Share Plan for the 2003-2005 performance cycle.

(3)	Teledyne maintains an Employee Stock Purchase Plan (commonly known as The Stock Advantage Plan) for eligible employees. It enables employees to invest in our Common Stock through automatic, after-tax payroll deductions, within specified limits. Teledyne adds a 25% matching company contribution up to $1,200 annually. The Company’s contribution is currently paid in cash and the Plan Administrator purchases shares in the open market.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this item is set forth in the 2006 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
      The information required by this item is set forth in the 2006 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on the Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 55 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 93 of this Report, which is incorporated herein by reference.

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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
      We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting at the recent acquisitions of Cougar Components Corporation (including certain assets of Avnet, Inc.) and RD Instruments, Inc. (including MGD Technologies Inc. and certain assets of GeoPerception, Inc.) which are included in the 2005 consolidated financial statements of the Company and constituted: $75.0 million and $60.3 million of total and net assets, respectively, as of January 1, 2006 and: $25.0 million and $1.8 million of total revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the dates acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of January 1, 2006, the Company’s internal controls over financial reporting were effective.
      Ernst and Young LLP, an independent registered public accounting firm, has issued their report on our evaluation of Teledyne’s internal control over financial reporting. Their report appears on page 57 of this Annual Report.
Date: February 21, 2006

/s/ Robert Mehrabian

Robert Mehrabian
Chairman, President and Chief Executive Officer
Date: February 21, 2006

/s/ Dale A. Schnittjer

Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of
Teledyne Technologies Incorporated
      We have audited management’s assessment, included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, that Teledyne Technologies Incorporated maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisitions of Cougar Components Corporation (“Cougar”) (including certain assets of Avnet, Inc.) and RD Instruments, Inc. (“RDI”) (including MGD Technologies Inc. and certain assets of GeoPerception, Inc.) which are included in the 2005 consolidated financial statements of Teledyne Technologies Incorporated and constituted: $75.0 million and $60.3 million of total and net assets, respectively, as of January 1, 2006 and: $25.0 million and $1.8 million of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities due to insufficient time between the dates acquired and year-end and the determination that it was impractical to sufficiently address the complexities associated with post-integration merger efforts to assess those controls. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of Cougar and RDI.

      In our opinion, management’s assessment that Teledyne Technologies Incorporated maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the COSO criteria.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006 of Teledyne Technologies Incorporated and our report dated February 21, 2006 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the index at Item 15(a) and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Teledyne Technologies Incorporated
      We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of January 1, 2006 and January 2, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at January 1, 2006 and January 2, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Teledyne Technologies Incorporated’s internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 21, 2006

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2005	2004	2003

Sales	$1,206.5	$1,016.6	$840.7
Costs and expenses
Cost of sales	869.6	746.3	636.7
Selling, general and administrative expenses	236.2	203.4	157.0

Total costs and expenses	1,105.8	949.7	793.7

Income before other income and expense and income taxes	100.7	66.9	47.0
Interest and debt expense, net	(3.5)	(1.9)	(0.8)
Other income (expense), net	5.8	3.0	(1.6)

Income before income taxes	103.0	68.0	44.6
Provision for income taxes	38.8	26.3	14.9

Net income	$64.2	$41.7	$29.7

Basic earnings per common share	$1.93	$1.29	$0.92

Diluted earnings per common share	$1.85	$1.24	$0.91

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2005	2004

Assets
Cash and cash equivalents	$9.3	$11.4
Accounts receivables, net	167.6	141.7
Inventories, net	117.3	97.7
Deferred income taxes, net	25.4	26.8
Prepaid expenses and other current assets	11.9	9.3

Total current assets	331.5	286.9
Property, plant and equipment, net	96.7	93.3
Deferred income taxes, net	42.9	28.3
Goodwill, net	197.0	166.0
Acquired intangibles, net	33.6	24.8
Other assets, net	26.5	25.5

Total Assets	$728.2	$624.8

Liabilities and Stockholders’ Equity
Accounts payable	$76.2	$62.3
Accrued liabilities	101.1	97.0
Current portion of long-term debt and capital lease	0.2	3.2

Total current liabilities	177.5	162.5
Long-term debt and capital lease obligations	47.0	74.4
Accrued pension obligation	68.2	46.7
Accrued postretirement benefits	22.5	24.2
Other long-term liabilities	87.0	54.9

Total Liabilities	402.2	362.7
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 2005 — 33,683,671 and 2004 — 32,912,362	0.3	0.3
Additional paid-in capital	159.4	142.8
Retained earnings	205.5	141.3
Accumulated other comprehensive loss	(39.2)	(22.3)

Total Stockholders’ Equity	326.0	262.1

Total Liabilities and Stockholders’ Equity	$728.2	$624.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity

Balance, December 30, 2002	$0.3	$129.8	$69.9	$(23.2)	$176.8
Net income	—	—	29.7	—	29.7
Other comprehensive income, net of tax:
Gain on marketable equity security	—	—	—	0.3	0.3
Foreign currency translation gain	—	—	—	0.2	0.2
Minimum pension liability adjustment				11.4	11.4

Comprehensive income	—	—	29.7	11.9	41.6
Exercise of stock options and other, net	—	2.6	—	—	2.6

Balance, December 29, 2003	0.3	132.4	99.6	(11.3)	221.0
Net income	—	—	41.7	—	41.7
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(0.1)	(0.1)
Minimum pension liability adjustment	—	—	—	(10.9)	(10.9)

Comprehensive income	—	—	41.7	(11.0)	30.7
Exercise of stock options and other, net	—	10.4	—	—	10.4

Balance, January 2, 2005	0.3	142.8	141.3	(22.3)	262.1
Net income	—	—	64.2	—	64.2
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(0.7)	(0.7)
Minimum pension liability adjustment	—	—	—	(16.2)	(16.2)

Comprehensive income	—	—	64.2	(16.9)	47.3
Exercise of stock options and other, net	—	16.6	—	—	16.6

Balance, January 1, 2006	$0.3	$159.4	$205.5	$(39.2)	$326.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2005	2004	2003

Operating activities
Net income	$64.2	$41.7	$29.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	25.6	24.8	23.1
Deferred income taxes	(10.2)	(10.2)	8.0
(Gains) loss on sale of property, plant and equipment	(0.4)	0.9	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivables	(17.1)	(1.2)	(7.0)
Decrease (increase) in inventories	(11.6)	(11.9)	8.5
Decrease (increase) in prepaid expenses and other assets	(3.4)	(1.8)	1.0
Decrease (increase) in long-term assets	(2.8)	(3.5)	0.2
Increase (decrease) in accounts payable	11.0	8.6	(10.5)
Increase in accrued liabilities	0.6	10.0	2.3
Increase in current income taxes payable, net	4.8	1.0	0.6
Increase in other long-term liabilities	26.9	16.4	3.1
Decrease in accrued postretirement benefits	(1.7)	(1.4)	(1.2)
Increase (decrease) in accrued pension obligation	6.4	11.4	(1.9)
Other operating, net	—	0.1	0.9

Net cash provided by operating activities from continuing operations	92.3	84.9	56.8
Net cash from discontinued operations	—	—	(0.1)

Net cash provided by operating activities	92.3	84.9	56.7

Investing activities
Purchases of property, plant and equipment	(19.8)	(18.8)	(20.2)
Purchase of business and other investments, net of cash acquired	(58.4)	(187.8)	(19.9)
Proceeds from sale of business and other assets	9.6	—	—
Proceeds from sale of marketable securities	—	17.3	—
Other investing, net	—	0.2	(0.2)

Net cash used by investing activities	(68.6)	(189.1)	(40.3)

Financing activities
Net proceeds from (repayments of) long-term debt	(35.8)	70.5	—
Proceeds from exercise of stock options and other, net	10.0	7.3	2.4

Net cash provided (used) by financing activities	(25.8)	77.8	2.4

Increase (decrease) in cash and cash equivalents	(2.1)	(26.4)	18.8
Cash and cash equivalents — beginning of year	11.4	37.8	19.0

Cash and cash equivalents — end of year	$9.3	$11.4	$37.8

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
      Teledyne is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, data acquisition and communications equipment for airlines and business aircraft, monitoring and control instruments for industrial and environmental applications and components, and subsystems for wireless and satellite communications. Teledyne also provides systems engineering solutions and information technology services for defense, space and environmental applications, and manufactures general aviation and missile engines and components, as well as on-site gas and power generation systems.
      Teledyne serves niche market segments where performance, precision and reliability are critical. Teledyne’s customers include major industrial and communications companies, government agencies, aerospace prime contractors and general aviation companies.
      Teledyne consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom, Mexico, Canada, France and China; the Systems Engineering Solutions segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy Systems segment with operations in the United States.
Note 2. Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been revised to conform to the 2005 presentation. Theses changes did not affect our reported results of operations or stockholders’ equity.

Fiscal Year
      The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2005 was a 52-week fiscal year and ended on January 1, 2006. Fiscal year 2004 was a 53-week fiscal year and ended on January 2, 2005. Fiscal year 2003 was a 52-week year and ended on December 28, 2003. References to the years 2005, 2004 and 2003 are intended to refer to the respective fiscal year unless otherwise noted.

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

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
      The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 104 on revenue recognition.

Shipping and Handling
      Shipping and handling fees charged to customers are classified as revenue while shipping and handling costs retained by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.

Warranty Costs
      Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2005	2004	2003

Balance at beginning of year	$6.9	$6.0	$5.2
Accruals for product warranties charged to expense	9.6	3.5	3.5
Cost of product warranty claims	(6.8)	(3.4)	(3.9)
Acquisitions	0.6	0.8	1.2

Balance at year-end	$10.3	$6.9	$6.0

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development
      Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $44.9 million in 2005, $32.6 million in 2004, and $27.9 million in 2003. Costs related to customer-funded research and development contracts were $246.6 million in 2005, $230.7 million in 2004, and $190.1 million in 2003 and are charged to costs and expenses as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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
      The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per-share data):

	2005	2004	2003

Basic earnings per share
Net income	$64.2	$41.7	$29.7

Weighted average common shares outstanding	33.2	32.4	32.2

Basic earnings per common share	$1.93	$1.29	$0.92

Diluted earnings per share
Net income	$64.2	$41.7	$29.7

Weighted average common shares outstanding	33.2	32.4	32.2
Dilutive effect of contingently issuable shares	1.5	1.3	0.5

Weighted average diluted common shares outstanding	34.7	33.7	32.7

Diluted earnings per common share	$1.85	$1.24	$0.91

      For 2005, no stock options were excluded in the computation of diluted EPS. Stock options to purchase 38,917 and 1.0 million shares of common stock at fiscal year end 2004, and 2003, respectively, did not affect the computation of diluted EPS since the exercise prices for these options were greater than the average market price of the Company’s common stock during the respective years.
      Stock options to purchase 3.3 million, 3.4 million and 2.5 million shares of common stock at fiscal year end 2005, 2004, and 2003, respectively, had exercise prices that were less than the average market

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
price of the Company’s common stock during the respective periods and are included in the computation of diluted EPS.
      In addition, 46,999 and 55,937 and 152,891 contingent shares of the Company’s common stock under two compensation plans were excluded from fully diluted shares outstanding for 2005, 2004 and 2003, respectively, since performance and other conditions for issuance have not yet been met.

Stock Incentive Plan
      ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. In connection with the spin-off, outstanding stock options held by Teledyne’s employees that participated in the plan prior to the spin-off were converted into options to purchase Teledyne’s Common Stock.
      The following disclosures are based on stock options held by Teledyne’s employees and include the stock options that have been converted from ATI options to Teledyne’s options as noted above. Teledyne accounts for its stock option plans in accordance with APB Opinion No. 25 — “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related Interpretations. Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosures about the method of accounting for stock based compensation and the effect of the method used on reported results. The Company follows the requirements of APB Opinion No. 25 and the disclosure only provision of SFAS No. 123, as amended by SFAS No. 148.
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

	Fiscal Year

	2005	2004	2003

Net income as reported	$64.2	$41.7	$29.7
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(3.4)	(3.7)	(4.8)

Adjusted net income	$60.8	$38.0	$24.9

Basic earnings per share
As reported	$1.93	$1.29	$0.92
As adjusted	$1.83	$1.17	$0.77
Diluted earnings per share
As reported	$1.85	$1.24	$0.91
As adjusted	$1.75	$1.13	$0.76

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Prior to 2005, the Company used its entire stock trading history since its November 29, 1999 spin-off to compute the expected volatility assumption to value stock options. During 2000, Teledyne Technologies’ stock price was extremely volatile while the subsequent years had only moderate volatility. In accordance with SFAS No. 123, if an entity’s stock was extraordinarily volatile for reasons which expected future volatility may differ from the past, the identifiable period may be disregarded in computing historical average volatility. Beginning with stock options issued in 2005, the Company excluded the year 2000 from the expected volatility calculation resulting in a volatility that is more indicative of expected future volatility. The following assumptions were used in the valuation of stock options granted in 2005, 2004 and 2003:

For the Year	2005	2004	2003

Expected dividend yield	—	—	—
Expected volatility	33.0%	60.7%	62.1%
Risk-free interest rate	3.9%	4.0%	4.0%
Expected lives	6.3	8.0	8.0
Weighted-average fair value of options granted during the year	$10.24	$12.89	$9.12

Accounts Receivable
      Receivables are presented net of a reserve for doubtful accounts of $2.1 million at January 1, 2006 and $2.6 million at January 2, 2005. Expense recorded for the reserve for doubtful accounts was $0.4 million, $0.6 million, and $0.2 million for 2005, 2004, and 2003, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

Cash Equivalents
      Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. There were no cash equivalents at January 1, 2006. Cash equivalents totaled $3.9 million at January 2, 2005.

Inventories
      Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market, less progress payments. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

Property, Plant and Equipment
      Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $22.1 million in 2005, $23.4 million in 2004 and $22.9 million in 2003.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Acquired Intangible Assets
      The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Using the two-step goodwill impairment model approach outlined in SFAS No. 142, the Company performs an annual impairment test in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2005, no impairment of goodwill or intangible assets was indicated.
      Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment.
      Teledyne’s goodwill was $197.0 million at January 1, 2006 and $166.0 million at January 2, 2005. Teledyne’s acquired intangible assets were $33.6 million at January 1, 2006 and $24.8 million at January 2, 2005. The increase in both goodwill and acquired intangibles in 2005 primarily resulted from acquisitions. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. The allocation of the purchase price for the acquisition of Cougar Components (“Cougar”) was completed as of year-end 2005. The amount of goodwill and intangible assets recorded for the Cougar acquisition, was $14.2 million and $2.7 million, respectively. The allocation of the purchase price for the acquisition of RD Instruments, Inc. (“RDI”) is preliminary as of year-end 2005 due to the timing of the acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. Approximately $19.9 million of goodwill recorded in 2005 is deductible for tax purposes. The preliminary amount of goodwill recorded as of January 1, 2006 for the RDI acquisition, was $19.9 million. The preliminary amount of intangible assets recorded as of January 1, 2006 for the RDI acquisition, was $9.6 million. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the finalization of a third party appraisal. The Company also recorded $1.7 million of goodwill related to the purchase of the minority interest of a subsidiary owned by RDI.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table summarized the changes in the carrying value of goodwill (in millions):

		Systems	Aerospace
	Electronics and	Engineering	Engines and	Energy
	Communications	Solutions	Components	Systems	Total

Balance at December 28, 2003	$53.9	$1.6	$0.7	$—	$56.2
Current year acquisitions	110.1	—	—	—	110.1
Adjustment to prior year acquisitions(a)	(0.3)	—	—	—	(0.3)

Balance at January 2, 2005	163.7	1.6	0.7	—	166.0
Current year acquisitions	38.5	—	—	—	38.5
Adjustment for gains on sales of assets sold(b)	(5.1)	—	—	—	(5.1)
Adjustment to prior year acquisitions(c)	(2.4)	—	—	—	(2.4)

Balance at January 1, 2006	$194.7	$1.6	$0.7	$—	$197.0

(a)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2004.

(b)	This amount relates to the gain on the sale of assets acquired as part of the Isco acquisition in 2004.

(c)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2005.
      The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2005			2004

	Gross			Gross
	carrying	Accumulated	Net carrying	carrying	Accumulated	Net carrying
	amount	Amortization	amount	amount	Amortization	amount

Other acquired intangible assets
Proprietary technology	$17.2	$2.3	$14.9	$10.4	$0.8	$9.6
Customer list/relationships	7.0	1.4	5.6	4.7	0.4	4.3
Patents	0.3	0.1	0.2	0.3	—	0.3
Non-compete agreements	0.2	0.1	0.1	0.2	0.1	0.1
Backlog	2.7	1.2	1.5	0.9	0.3	0.6

Other acquired intangibles assets subject to amortization	27.4	$5.1	22.3	$16.5	$1.6	$14.9
Other intangible assets not subject to amortization:
Trademarks	11.3	—	11.3	9.9	—	9.9

Total other acquired intangible assets	$38.7	$5.1	$33.6	$26.4	$1.6	$24.8

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Amortizable other intangible assets are amortized on a straight line basis over their estimated useful lives ranging from one to 15 years. The Company recorded $3.5 million and $1.4 million in amortization expense in 2005 and 2004, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2006-$4.2; 2007-$2.7; 2008-$2.6; 2009-$2.6; 2010-$2.3. The estimated remaining useful lives by asset category are as follows:

Weighted
average
remaining
useful
life in
years

Intangibles subject to amortization:
Proprietary technology	8.1
Customer list/relationships	6.6
Patents	12.3
Non-compete agreements	2.9
Backlog	1.0

Total intangibles subject to amortization	5.3

      The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2005 (in millions):

Current assets, excluding cash acquired	$21.0
Property, plant and equipment	6.4
Goodwill	38.5
Intangible assets	12.3
Other assets	0.2

Total assets acquired	78.4
Current liabilities, including short-term debt	8.8
Long-term debt	5.7
Other long-term liabilities	5.5

Total liabilities assumed	20.0
Purchase price, net of cash acquired	$58.4

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table summarizes the intangible assets acquired as part of the acquisitions made in 2005 (dollars in millions):

		Weighted
		average
		useful
		life in
		years

Intangibles not subject to amortization:
Goodwill	$38.5	n/a
Trademarks	1.4	n/a

Total	$39.9

Intangibles subject to amortization:
Proprietary Technology	$6.9	9.1
Customer List/ Relationships	2.2	10.0
Backlog	1.8	1.4

Total subject to amortization	$10.9	8.0

Other Long-Lived Assets
      The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and sum of undiscounted future cash flows of the underlying businesses. An impairment loss is recognized when the sum of expected undiscounted future net cash flows is less than book value. In 2003, Teledyne recorded a $2.3 million charge for the write-down of the Company’s remaining cost-based investment in a private company engaged in manufacturing and development of micro optics and microelectromechanical devices.

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

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recent Accounting Pronouncements

SFAS No. 123R
      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date-fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123R in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.4 million in 2006 based on current assumptions.

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

Hedging Activities
      Teledyne has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2005 or 2004.
     Supplemental Cash Flow Information
      Teledyne’s cash payments for federal, foreign and state income taxes were $34.9 million for 2005 which is net of refunds of $0.1 million. Teledyne’s cash payments for federal, foreign and state income taxes were $30.2 million for 2004 which is net of refunds of $40 thousand. Teledyne’s cash payments for federal, foreign and state income taxes were $15.1 million for 2003 which is net of refunds of $2.2 million. Cash payments for interest and credit facility fees by Teledyne totaled approximately $2.9 million, $1.2 million and $0.4 million for 2005, 2004 and 2003, respectively.
     Comprehensive Income
      Teledyne’s comprehensive income consists of net income, the minimum pension liability adjustment, changes in the value of marketable equity securities and foreign currency translation adjustments. The minimum pension liability adjustment was recorded net of deferred taxes of $24.8 million, $14.4 million and $7.6 million in 2005, 2004 and 2003, respectively. See Note 12 for a further discussion of the pension

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
adjustment. Teledyne’s comprehensive income was $47.3 million, $30.7 million, and $41.6 million for the years 2005, 2004 and 2003, respectively.
      The year-end components of accumulated other comprehensive income (loss) are shown in the following table (in millions):

	Balance at year-end

	2005	2004	2003

Foreign currency translation gains (losses)	$(0.3)	$0.4	$0.4
Gain on marketable equity security	—	—	0.1
Minimum pension liability adjustment(a)	(38.9)	(22.7)	(11.8)

Accumulated other comprehensive loss	$(39.2)	$(22.3)	$(11.3)

(a)	Net of deferred taxes of $24.8 million in 2005, $14.3 million in 2004 and $7.6 million in 2003.
Note 3. Business Combinations and Discontinued Operation

      In October 2005, Teledyne Technologies purchased certain assets of the microwave technical solutions business of Avnet, Inc. for $2.2 million in cash and consolidated these assets with Teledyne Cougar Inc.
      In August 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of RD Instruments, Inc. (RDI). The total purchase price was $36.0 million. Total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition Teledyne Technologies assumed debt obligations of $2.0 million. In addition, Teledyne Technologies recorded a $3.9 million liability to be paid to the seller in August 2007. RDI designs and manufactures acoustic Doppler instrumentation. The business will operate as Teledyne RD Instruments, Inc. and is based in San Diego, California. Teledyne Technologies funded the acquisition with cash on hand and borrowings under its credit facilities. In the fourth quarter of 2005, Teledyne Technologies purchased the minority interest of a subsidiary owned by RDI for a cash payment of $1.7 million.
      In August 2005, Teledyne Technologies completed the sale of its SWIFTtm assets for net proceeds of $2.9 million. These assets were acquired as part of the Isco acquisition made in June 2004. No gain was recorded on the sale and goodwill was reduced by $2.7 million.
      In June 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (Cougar) for a purchase price of $26.5 million. In the third quarter Teledyne Technologies also paid a $0.6 million purchase price adjustment. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.6 million to be paid to the seller by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007. Total cash paid, net of $3.3 million of cash acquired, was $22.5 million. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microelectronic Technologies. Teledyne Technologies funded the acquisition primarily from borrowings under its $280.0 million credit facility.
      In March 2005, Teledyne Technologies sold the assets of STIP-Isco, a German subsidiary. Teledyne Technologies received $5.6 million in connection with the sale. An additional $0.4 million is held in escrow which should be released to Teledyne Technologies in specified increments as certain conditions are

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
satisfied through February 2007. This business was acquired as part of the Isco acquisition made in June 2004. No gain was recorded on the sale and goodwill was reduced by $2.4 million accordingly.
      In October 2004, Teledyne, through its wholly owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek, Inc. (Celeritek) for $32.7 million in cash, which includes the receipt of a $0.3 million purchase price adjustment. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne relocated the business from Santa Clara, California and consolidated it with Teledyne’s operations in Mountain View, California.
      In July 2004, Teledyne Investment, Inc., completed the acquisition of Reynolds Industries, Incorporated (Reynolds), headquartered in Los Angeles, California, for total consideration of $41.2 million which includes the payment of a purchase price adjustment and is net of cash acquired. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems.
      In June 2004, Teledyne completed the acquisition of the stock of Isco, Inc. (Isco) for $16.00 per share in cash or $93.8 million net of cash acquired. Teledyne sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. Isco, located in Lincoln, Nebraska, is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters. Isco’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use.
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
      In February 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (Leeman Labs), located in Hudson, New Hampshire, for $8.1 million in cash, which includes a payment of a $0.1 million purchase price adjustment. Leeman Labs’ product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.
      On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne, through its wholly owned subsidiary Teledyne Wireless, Inc. acquired certain assets of the Filtronic Solid State (Solid State)

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne’s operations in Mountain View, California.
      In June 2003, Teledyne acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), which include Spirent Systems Wichita, Inc., Spirent Systems — Aerospace Solutions (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited, for $6.4 million in cash, which is net of a purchase price adjustment. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The acquisition of AIS provides Teledyne with advanced airborne file servers, data analysis software and information displays that are highly synergistic with Teledyne Controls’ data acquisition and communication systems that enhance flight reliability and maintenance efficiency for airline and airfreight customers.
      In May 2003, Teledyne acquired Tekmar Company, a wholly owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronics and Communications business segment. Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon.
      In September 2002, Teledyne acquired Monitor Labs, Incorporated from Spirent plc for $24.0 million in cash. Monitor Labs is a supplier of environmental monitoring instrumentation for the detection, measurement and reporting of air pollutants with locations in Englewood, Colorado and Gibsonia, Pennsylvania.
      In November 2001, Teledyne acquired Advanced Pollution Instrumentation, Inc. for $25.0 million in cash. API is a designer and manufacturer of advanced air quality monitoring instruments, based in San Diego, California.
      Each of the above acquisitions are part of the Electronics and Communications segment and are included in the consolidated financial statements since the date of each respective acquisition
      In July 2001, Teledyne combined its Energy Systems business unit with assets of Florida based Energy Partners, Inc., to create majority-owned (86%) Teledyne Energy Systems, Inc. This transaction was recorded as a transfer of net assets between entities under common control in accordance with SFAS No. 141. The company focuses on supplying thermoelectric and fuel cell power systems to government customers and hydrogen/oxygen gas generators and test stands to commercial customers.
      In 2000, Teledyne sold the assets of Teledyne Cast Parts, a provider of sand and investment castings to the aerospace and defense industries which was previously reported as part of the Aerospace Engines and Components segment. In 2003, Teledyne made $0.1 million in payments for workers’ compensation claims related to Teledyne Cast Parts. The consolidated statements of cash flows reflect those payments under discontinued operations.
Note 4. Financial Instruments

      Teledyne values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity and at

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
comparable interest rates. The estimated fair value of Teledyne’s long-term debt at January 1, 2006 approximated the carrying value of $43.6 million. The estimated fair value of Teledyne’s long-term debt at January 2, 2005 approximated the carrying value of $70.6 million. There was no long-term debt outstanding at December 28, 2003.
      The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.
Note 5. Accounts Receivable

      Accounts receivable are summarized as follows (in millions):

	Balance at year-end

	2005	2004

U.S. Government and prime contractors contract receivables:
Billed receivables	$30.5	$30.1
Unbilled receivables	21.8	18.9
Commercial and other receivables	117.4	95.3

	169.7	144.3
Reserve for doubtful accounts	(2.1)	(2.6)

Total accounts receivable, net	$167.6	$141.7

      The billed contract receivables from the U.S. Government and prime contractors contain $17.3 million and $10.0 million at January 1, 2006 and January 2, 2005, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $20.4 million and $17.2 million at January 1, 2006 and January 2, 2005, respectively, due to long-term contracts.
      Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.
Note 6. Inventories

      Inventories consisted of the following (in millions):

	Balance at year-end

	2005	2004

Raw materials and supplies	$44.7	$35.8
Work in process	92.1	80.2
Finished goods	12.2	8.9

Total inventories at current cost	149.0	124.9
LIFO reserve	(23.7)	(21.6)
Progress payments	(8.0)	(5.6)

Total inventories, net	$117.3	$97.7

      Inventories at current cost, determined on the last-in, first-out method were $97.7 million at January 1, 2006 and $82.7 million at January 2, 2005. The remainder of the inventories valued at current

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
cost, using the first-in, first-out method, were $51.3 million at January 1, 2006 and $42.2 million at January 2, 2005.
      In 2005, the Company recorded LIFO expense of $2.1 million which resulted from higher inventory levels and the effect of the current year LIFO index. In 2004, the Company recorded LIFO expense of $0.5 million which resulted from higher inventory levels. During 2003 inventory usage resulted in liquidations of last-in, first-out inventory quantities. These inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these last-in, first-out liquidations was to increase income by $5.1 million in 2003.
      Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $18.7 million and $21.2 million at January 1, 2006 and January 2, 2005, respectively. The reserve for excess, slow moving and obsolete inventory at January 1, 2006 reflected reserves of $0.8 million acquired as part of acquisitions made in 2005.
      Inventories, before progress payments, related to long-term contracts were $11.7 million and $15.2 million at January 1, 2006 and January 2, 2005, respectively. Progress payments related to long-term contracts were $7.6 million and $4.9 million at January 1, 2006 and January 2, 2005, respectively.
      Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.
Note 7. Supplemental Balance Sheet Information

      Property, plant and equipment were as follows (in millions):

	Balance at year-end

	2005	2004

Land	$9.3	$8.1
Buildings	58.7	55.0
Equipment and software	210.1	194.5

	278.1	257.6
Accumulated depreciation and amortization	(181.4)	(164.3)

Total property, plant and equipment, net	$96.7	$93.3

      Other long-term assets included amounts related to deferred compensation of $15.4 million and $12.4 million at January 1, 2006 and January 2, 2005, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $48.1 million and $40.8 million at January 1, 2006 and January 2, 2005, respectively. Accrued liabilities also included customer related deposits and credits of $14.4 million and $15.4 million at January 1, 2006 and January 2, 2005, respectively. Other long-term liabilities included aircraft product liability reserves of $33.9 million and $21.3 million at January 1, 2006 and January 2, 2005, respectively and deferred compensation liabilities of $15.3 million and $12.6 million at January 1, 2006 and January 2, 2005, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Stockholders’ Equity

      The following is an analysis of Teledyne’s common stock share activity:

Balance, December 30, 2002	32,048,827
Stock options exercised and other	217,751

Balance, December 29, 2003	32,266,578
Stock options exercised and other	645,784

Balance, January 2, 2005	32,912,362
Stock options exercised and other	771,309

Balance, January 1, 2006	33,683,671

      Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.
     Preferred Stock
      Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2005, 2004 or 2003.
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
      Teledyne has established its own long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. Stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10 year life.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Stock option transactions for Teledyne’s employee stock option plan are summarized as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	3,254,454	$14.92	3,364,237	$14.12	3,256,563	$14.28
Granted	451,313	$26.99	462,859	$19.28	525,625	$13.45
Exercised	(659,906)	$14.46	(538,552)	$13.35	(112,038)	$10.25
Canceled or expired	(6,550)	$20.73	(34,090)	$18.76	(305,913)	$15.63

Ending balance	3,039,311	$16.82	3,254,454	$14.92	3,364,237	$14.12

Options exercisable at year-end	2,048,864	$14.61	2,331,729	$14.28	2,240,672	$13.78

      The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 1, 2006 under the employee stock option plan:

	Stock Options Outstanding			Stock Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$ 8.42 - $10.00	547,071	$9.24	3.7	547,071	$9.24
$10.00 - $14.99	974,432	$13.85	6.0	714,276	$13.80
$15.00 - $19.99	1,036,668	$18.92	5.9	758,267	$18.80
$20.00 - $24.99	9,000	$22.26	6.3	6,333	$23.11
$25.00 - $28.69	472,140	$27.00	9.0	22,917	$27.11

	3,039,311	$16.82	6.0	2,048,864	$14.61

     Non-Employee Director Stock Compensation Plan
      Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum ten year life.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	228,012	$14.01	189,348	$13.11	135,924	$13.23
Granted	48,400	$26.48	47,503	$17.42	55,424	$12.68
Exercised	(30,000)	$15.07	(8,839)	$12.96	(2,000)	$9.94

Ending balance	246,412	$16.33	228,012	$14.01	189,348	$13.11

Options exercisable at year-end	198,012	$13.85	180,509	$13.11	133,924	$13.28

      The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 1, 2006 under the non-employee director stock option plan:

				Stock Options
	Stock Options Outstanding			Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$ 6.31 - $10.00	32,776	$8.90	5.6	32,776	$8.90
$10.00 - $14.99	108,395	$12.98	6.5	108,395	$12.98
$15.00 - $19.99	61,419	$18.30	7.6	54,841	$18.21
$20.00 - $24.99	11,588	$22.31	8.7	2,000	$22.47
$25.00 - $29.27	32,234	$29.24	9.3	—	$—

	246,412	$16.33	7.1	198,012	$13.85

     Performance Share Plan
      Teledyne’s Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with exceptions for retirement, disability and death).
      In December 2002, the performance cycle for the three-year period ending January 1, 2006 was set. Based on actual performance over the three-year period, an aggregate of 260,328 shares are expected to be issued in three equal installments during 2006, 2007 and 2008.
     Restricted Stock Award Program
      Under Teledyne’s restricted stock award program (RSAP) selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. Under the 2003 to

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2005, 2004 to 2006 and 2005 to 2007 performance periods an aggregate of 157,164 shares of restricted stock were issued and outstanding at year end 2005.
Note 9. Related Party Transactions

      Prior to and in connection with the spin-off, Teledyne and ATI entered into agreements providing for the separation of the companies and governing various relationships for separating employee benefits and tax obligations, indemnification and transition services. The Company’s principal spin-off requirements, including the requirement to ensure a favorable tax treatment, have been satisfied. One of Teledyne’s directors continues to serve on ATI’s board. In addition, under one of our spin-off agreements, the Company is able to charge pension costs to the U.S. Government under certain government contracts after November 29, 2004. In 2004, Teledyne purchased the “Teledyne” name and related logos, symbols and marks from an affiliate of ATI for $412,000.
      The Company’s Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation. Another of its directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and the Company believes that its relationships with Mellon Bank, N.A. and its affiliates are at arms-length. Mellon Bank, N.A. is one of ten lenders under the Company’s $280.0 million credit facility, having committed up to $25.0 million under the facility. Mellon Bank, N.A. provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under the Company’s pension plan and provides asset management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under the Company’s stockholders’ rights plan.
Note 10. Long-Term Debt

      At January 1, 2006, Teledyne had $43.6 million in long-term debt outstanding. At January 2, 2005, Teledyne had $70.6 million in long-term debt outstanding.
      In June 2004, the Company terminated its then existing $200.0 million five-year revolving credit agreement and replaced it with a new $280.0 million credit facility that expires in June 2009. At January 1, 2006, the Company had $220.2 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at Teledyne’s option, at a rate based on either a defined base rate or the London Interbank Offered Rate (LIBOR), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.15% and 0.30% of the credit line, depending on the Company’s capitalization ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at January 1, 2006 includes $39.0 million outstanding under the $280.0 million credit facility, $4.5 million outstanding under one of its $5.0 million uncommitted bank facilities and $0.2 million in other debt, of which $0.1 million is current. The Company also has a $3.5 million capital lease, of which $0.1 million is current. At January 1, 2006, Teledyne had $9.4 million in outstanding letters of credit.
      Total interest expense including credit facility fees and other bank charges was $3.8 million in 2005, $2.2 million in 2004 and $1.0 million in 2003.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      At January 1, 2006 and January 2, 2005, long-term debt consisted of the following (in millions):

	2005	2004

Revolving credit and bank facilities, weighted average 4.86% at January 1, 2006	$43.5	$70.5
Other unsecured debt due through February 2009 at varying rates	0.2	3.2

Total	43.7	73.7
Less:
Current portion	(0.1)	(3.1)

Total long-term debt	$43.6	$70.6

      At January 1, 2006, future minimum principal payments on long-term debt subsequent to January 1, 2006 were as follows: $0.1 million in 2006, $0.1 million in 2007 and $43.5 million in 2009.
Note 11. Income Taxes

      Provision for income taxes from continuing operations was as follows (in millions):

	2005	2004	2003

Current
Federal	$35.2	$26.7	$14.9
State	6.8	4.6	3.2
Foreign	1.4	0.6	0.1

Total current	43.4	31.9	18.2

Deferred
Federal	(4.0)	(6.1)	(3.4)
State	(0.6)	0.5	0.1

Total deferred	(4.6)	(5.6)	(3.3)

Provision for income taxes	$38.8	$26.3	$14.9

      Income before income taxes included income from domestic operations of $99.5 million for 2005, $66.5 million for 2004 and $43.8 million for 2003. In 2003, Teledyne recorded an income tax benefit of $2.4 million due to the reversal of an income tax contingency reserve which was determined to be no longer needed during the third quarter of 2003. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2005	2004	2003

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.7	3.8	4.7
Reserve reversal	—	(0.3)	(5.4)
Other	(1.1)	0.2	(1.0)

Effective income tax rate	37.6%	38.7%	33.3%

      Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
temporary differences reverse. A valuation allowance of $1.4 million exists against deferred tax assets for 2005. Of this amount, $0.6 million relates to recent acquisitions and if not used would result in an adjustment of goodwill. The reduction in the valuation allowance from 2004 was due to the utilization of net operating loss carryforward amounts. A valuation allowance of $3.3 million exists against deferred tax assets for 2004. Of this amount, $2.1 million relates to recent acquisitions and if not used would result in an adjustment of goodwill. A valuation allowance of $0.6 million was recorded against deferred tax assets for 2003. The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2005	2004

Deferred income tax assets:
Current Reserves	$12.5	$13.8
Inventory valuation	7.6	7.6
Accrued vacation	6.7	5.7
Long-term
Postretirement benefits other than pensions	8.8	9.4
Reserves	18.3	10.7
Deferred compensation and other benefit plans	27.1	19.0

Total deferred income tax assets	81.0	66.2
Deferred income tax liabilities:
Current
Other items	1.4	0.3
Long-term
Property, plant and equipment differences	8.6	8.2
Other items	2.7	2.6

Total deferred income tax liabilities	12.7	11.1

Net deferred income tax asset	$68.3	$55.1

      Additional paid in capital was credited $5.2 million in 2005, $2.4 million in 2004 and $0.2 million in 2003 for a tax benefit resulting from the exercise of stock options.
Note 12. Pension Plans and Postretirement Benefits

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
      Teledyne’s FAS 87 pension expense was $12.7 million in 2005 of which $9.3 million was recoverable in accordance with U.S. Government Cost Accounting Standards (CAS) from certain government contracts compared with FAS 87 pension expense of $8.7 million in 2004 of which $0.5 million was recoverable in accordance with CAS. FAS 87 pension expense in 2003 was $6.9 million, of which none

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
was recoverable in accordance with CAS. Teledyne made pretax contributions to the defined benefit pension plan of $14.8 million in 2005 and $3.1 million in 2004 prior to any recovery from the U.S. Government. Teledyne made no contributions to the plan in 2003. The Company anticipates making total contributions, before any recovery from the U.S. Government, of approximately $18.8 million to its defined benefit pension plan in 2006.
      As of the spin-off date, Teledyne also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne established its own 401(k) plan effective April 1, 2000. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The costs associated with these 401(k) plans were $4.2 million, $3.2 million, and $2.9 million, for 2005, 2004 and 2003, respectively.
      The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
      The following table sets forth the components of net period pension benefit (income) expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2005, 2004, and 2003 (in millions):

	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Service cost — benefits earned during the period	$13.9	$12.8	$12.2	$—	$0.1	$0.1
Interest cost on benefit obligation	29.7	28.7	28.7	1.1	1.1	1.1
Expected return on plan assets	(34.6)	(35.0)	(36.4)	—	—	—
Amortization of prior service cost	2.0	2.1	2.3	—	—	—
Recognized actuarial (gain) loss	1.7	0.1	0.1	(0.8)	(1.1)	(1.3)

Net periodic benefit (income) expense	$12.7	$8.7	$6.9	$0.3	$0.1	$(0.1)

      The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Changes in benefit obligation:
Benefit obligation — beginning of year	$488.8	$447.5	$18.0	$17.9
Service cost — benefits earned during the period	13.9	12.8	—	0.1
Interest cost on projected benefit obligation	29.7	28.7	1.1	1.1
Actuarial loss	14.9	20.8	2.4	0.6
Benefits paid	(22.8)	(21.7)	(2.0)	(1.7)
Plan amendments	—	0.7	—	—

Benefit obligation — end of year	$524.5	$488.8	$19.5	$18.0

Accumulated benefit obligation — end of year	$479.6	$446.9

      The measurement date for the Company’s pension and postretirement plans is December 31.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The following table presents the estimated future benefit payments for the Company’s pension and postretirement plans (in millions):

	Pension	Postretirement
	Plan	Benefit Plan

2006	$25.5	$1.7
2007	27.1	1.7
2008	28.8	1.8
2009	30.5	1.8
2010	32.3	1.7
2011 — 2015	187.7	8.2

Total	$331.9	$16.9

      The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits

	2005	2004

Changes in plan assets:
Fair value of plan assets — beginning of year	$398.4	$381.9
Actual return on plan assets	18.2	34.3
Employer contribution — defined benefit plan	14.8	3.1
Employer contribution — other benefit plans	0.7	0.8
Benefits paid	(22.8)	(21.7)

Fair value of plan assets — end of year	$409.3	$398.4

	Plan Assets %
	to Total

	2005	2004

Equity instruments	$67.5%	$67.6%
Domestic fixed income instruments	31.5%	31.7%
Cash	1.0%	0.7%

Total	$100.0%	$100.0%

      In 2003, the Company commenced an active management policy for a portion of its pension assets. The investment policy includes a target allocation percentage of 70% in equity instruments and 30% in domestic fixed income instruments. The balance in equity instruments can range from 65% to 75% before rebalancing is required under the Company’s policy. The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company’s asset allocation, historical returns on the types of assets held, and the current economic environment.
      The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the Year	2005	2004	2003

Weighted average discount rate	6.25%	6.5%	7.0%
Weighted average increase in future compensation levels	3.25%	3.5%	4.0%
Expected weighted-average long-term rate of return	8.5%	8.5%	8.5%

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      The Company is projecting a long-term rate of return on plan assets of 8.5% in 2006. The discount rate used in determining the benefit obligations is expected to be 6.00% in 2006 and the expected weighted average increase in future compensation levels is 3.25%.
      The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the pension and postretirement plans at year-end 2005 and 2004 (in millions):

			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Funded status	$(115.2)	$(90.4)	$(19.5)	$(18.0)
Unrecognized prior service cost	5.3	7.4	—	—
Unrecognized net (gain) loss	108.5	78.8	(3.0)	(6.2)

Prepaid (accrued) benefit cost	$(1.4)	$(4.2)	$(22.5)	$(24.2)

Accrued pension obligation	(68.2)	(46.7)	—	—
Accrued postretirement benefits	—	—	(22.5)	(24.2)
Accumulated other comprehensive income	63.7	37.1	—	—
Intangible pension asset	5.3	7.2	—	—
Other liabilities	(2.2)	(1.8)	—	—

Net amount recognized	$(1.4)	$(4.2)	$(22.5)	$(24.2)

      SFAS No. 87, “Employers’ Accounting for Pensions,” requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. This condition existed since year-end 2002. In accordance with the requirements of SFAS No. 87, the Company has a $38.9 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $5.3 million and an additional long-term pension liability of $69.0 million at year-end 2005. As of year-end 2004, the Company has a $22.7 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $7.2 million and an additional long-term pension liability of $44.3 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes of $24.8 million in 2005 and $14.4 million in 2004. The reduction will be reversed should the value of the pension assets exceed the accumulated pension benefit obligation as of a future measurement date.
      The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10% in 2005 and was assumed to decrease to 5% by the year 2012 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $67 thousand for 2005 and would result in an increase in the postretirement benefit obligation by $1.2 million at January 1, 2006. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $60 thousand for 2005 and would result in a decrease in the postretirement benefit obligation by $1.1 million at January 1, 2006.
      The Company sponsors retiree medical programs for certain of its locations In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“The Act”). The Act provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on FSP 106-2, the Company’s benefit obligation at January 1, 2006 was reduced by $2.0 million and interest cost was reduced by $0.1 million and the recognized actuarial net gain was increased by $0.2 million for the fiscal year ended January 1, 2006 due to The Act.
Note 13. Business Segments

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
      Teledyne operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in commercial aerospace, communications, industrial, scientific and medical markets. The Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries. The Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources. It currently includes the majority-owned entity that was formed in the third quarter of 2001.
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
      Information on the Company’s business segments was as follows (in millions):

	2005	2004	2003

Sales
Electronics and Communications	$717.8	$567.9	$446.9
Systems Engineering Solutions	263.7	242.2	212.5
Aerospace Engines and Components	196.6	181.8	165.5
Energy Systems	28.4	24.7	15.8

Total sales	$1,206.5	$1,016.6	$840.7

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2005(a)	2004(a)	2003

Income before taxes
Electronics and Communications	$84.0	$54.4	$33.0
Systems Engineering Solutions	27.5	27.1	23.2
Aerospace Engines and Components	13.5	6.1	6.4
Energy Systems	1.6	1.6	(0.7)

Segment operating profit and other segment income	126.6	89.2	61.9
Corporate expense	(20.9)	(19.8)	(14.9)
Interest and debt expense, net	(3.5)	(1.9)	(0.8)
Other income (expense), net	0.8	0.5	(1.6)

Income before taxes	$103.0	$68.0	$44.6

a)	Total year 2005 and 2004 segment operating profit includes receipts of $5.0 and $2.5 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd., related to the piston engine business. This amount is included as part of other income on the income statement table.

	2005	2004	2003

Depreciation and amortization
Electronics and Communications	$19.3	$17.5	$15.4
Systems Engineering Solutions	1.5	1.7	1.9
Aerospace Engines and Components	4.2	5.1	5.3
Energy Systems	0.6	0.5	0.5

Total depreciation and amortization	$25.6	$24.8	$23.1

	2005	2004	2003

Capital expenditures
Electronics and Communications	$12.5	$12.8	$14.9
Systems Engineering Solutions	1.3	1.7	1.5
Aerospace Engines and Components	5.5	3.2	3.2
Energy Systems	0.3	1.1	0.6
Corporate	0.2	—	—

Total capital expenditures	$19.8	$18.8	$20.2

	2005	2004	2003

Identifiable assets
Electronics and Communications	$522.5	$439.2	$228.4
Systems Engineering Solutions	50.1	37.1	35.5
Aerospace Engines and Components	56.9	49.8	52.0
Energy Systems	11.4	9.5	8.5
Corporate	87.3	89.2	109.2

Total identifiable assets	$728.2	$624.8	$433.6

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2005	2004	2003

Electronics and Communications	$198.5	$147.3	$142.0
Systems Engineering Solutions	260.0	240.4	210.3
Aerospace Engines and Components	32.3	26.0	24.7
Energy Systems	19.8	19.4	10.7

Total U.S. Government sales	$510.6	$433.1	$387.7

      Sales to the U.S. Government included sales to the Department of Defense of $391.7 million in 2005, $335.4 million in 2004, and $257.9 million in 2003.
      Total international sales were $222.3 million in 2005, $198.0 million in 2004, and $138.3 million in 2003. Of these amounts, sales by operations in the United States to customers in other countries were $196.9 million in 2005, $190.3 million in 2004, and $133.3 million in 2003. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.
Note 14. Lease Commitments

      The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $3.4 million at January 1, 2006. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.
      At January 1, 2006, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2006	$0.3	$10.9
2007	0.3	11.3
2008	0.3	10.4
2009	0.3	9.0
2010	0.4	6.9
Thereafter	4.7	33.8

Total minimum lease payments	6.3	$82.3

Less:
Imputed interest	(2.8)
Current portion	(0.1)

Present value of minimum capital lease
payment, net of current portion	$3.4

      The 2005 property, plant and equipment accounts included $3.2 million of property leased under a capital lease and $0.2 million of related accumulated depreciation. The 2004 property, plant and equipment accounts included $3.4 million of property leased under a capital lease and $80 thousand related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $11.6 million in 2005, $12.2 million in 2004, and $11.9 million in 2003.

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
      At January 1, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $3.5 million, of which approximately $0.1 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
      Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company of which management is aware that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
      A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $25.0 million. The Company’s current aircraft product liability insurance policy expires in May 2006.
Note 16. Quarterly Financial Data (Unaudited)

      The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2005(a)
Sales	$297.5	$303.3	$295.3	$310.4
Gross profit	$83.0	$83.3	$82.8	$87.8
Net income	$15.8	$16.1	$15.7	$16.6
Basic earnings per share	$0.48	$0.49	$0.47	$0.50
Diluted earnings per share	$0.46	$0.47	$0.45	$0.48

(a)	Fiscal year 2005 was a 52-week year, each quarter contained 13 weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2004(a)
Sales	$219.6	$238.9	$270.0	$288.1
Gross profit	$51.3	$60.6	$75.4	$83.0
Net income	$5.9	$9.9	$12.5	$13.4
Basic earnings per share	$0.18	$0.31	$0.38	$0.41
Diluted earnings per share	$0.18	$0.30	$0.37	$0.39

(a)	Fiscal year 2004 was a 53-week year, each quarter contained 13 weeks except for the fourth quarter which was a 14 week quarter.
Note 17. Subsequent Events (Unaudited)

      On January 27, 2006, Teledyne Technologies acquired all of the outstanding shares of Benthos, Inc. (“Benthos”) for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Teledyne funded the acquisition primarily from borrowings under its $280.0 million credit facility. Benthos, located in North Falmouth, Mass., provides oceanographic products designed for port and harbor security services, the U.S. Navy, energy exploration and oceanographic research and also manufactures package inspection systems. Benthos reported revenue of approximately $24.0 million for its fiscal year ended September 30, 2005.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 1, 2006, January 2, 2005, and December 28, 2003
(In millions)

		Additions

	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Acquisitions	Deductions(a)	period

Fiscal 2005
Reserve for doubtful accounts	$2.6	0.4	—	(0.9)	$2.1
Aircraft product liability reserve	$27.4	17.2	—	(7.5)	$37.1
Environmental reserves	$3.5	0.3	—	(0.3)	$3.5

Fiscal 2004
Reserve for doubtful accounts	$2.4	0.6	0.5	(0.9)	$2.6
Aircraft product liability reserve	$13.0	15.9	—	(1.5)	$27.4
Environmental reserves	$2.0	1.8	—	(0.3)	$3.5

Fiscal 2003
Reserve for doubtful accounts	$2.7	0.2	—	(0.5)	$2.4
Aircraft product liability reserve	$11.1	12.8	—	(10.9)	$13.0
Environmental reserves	$2.4	0.1	—	(0.5)	$2.0

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2006.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian

Robert Mehrabian
Chairman, President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian		Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2006

/s/ Dale A. Schnittjer Dale A. Schnittjer		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2006

/s/ Susan L. Main Susan L. Main		Vice President and Controller (Principal Accounting Officer)	March 2, 2006

* Robert P. Bozzone		Director	March 2, 2006

* Frank V. Cahouet		Director	March 2, 2006

* Charles Crocker		Director	March 2, 2006

Kenneth C. Dahlberg		Director	March 2, 2006

* Simon M. Lorne		Director	March 2, 2006

* Paul D. Miller		Director	March 2, 2006

* Charles J. Queenan, Jr.		Director	March 2, 2006

* Michael T. Smith		Director	March 2, 2006

*By:	/s/ Melanie S. Cibik Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24

EXHIBIT INDEX

Exhibit
No.	Description

2	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

4.2	Credit Agreement dated as of June 15, 2004, among Teledyne, the Guarantors named therein, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other Lenders named therein.

10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†

10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†

10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2004) (File No. 1-15295)†

10.9	Second Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2006 (File No. 1-15295))†

10.11	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Susan L. Main (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†

Exhibit
No.	Description

10.12	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.13	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.14	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.15	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†

10.16	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as amended and restated*†

10.17	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†

10.19	Form of Restricted Stock Award Agreement — February 25, 2003 Award (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295))†

10.20	Form of Restricted Stock Award Agreement — January 27, 2004 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003 (File No. 1-15295))†

10.21	Restricted Stock Award Agreement dated March 29, 2004, between Company and Susan L. Main (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†

10.22	Form of Restricted Stock Award Agreement — January 25, 2005 Award (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2005 (File No. 1-15295))†

10.23	Form of Restricted Stock Award Agreement — January 24, 2006 Award*+

14	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp.

21	Subsidiaries of Teledyne Technologies Incorporated*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24	Power of Attorney — Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.