Form 10-Q
period 2006-04-02
TELEDYNE TECHNOLOGIES INC
filed 2006-05-08
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $.01 par value per share	34,239,634 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	April 2, 2006	January 1, 2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$9.2	$9.3
Receivables, net	183.3	167.6
Inventories, net	137.7	117.3
Deferred income taxes, net	27.3	25.4
Prepaid expenses and other	14.2	11.9

Total current assets	371.7	331.5

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $186.1 at April 2, 2006 and $181.4 at January 1, 2006	99.7	96.7
Deferred income taxes, net	43.1	42.9
Goodwill, net	216.6	197.0
Acquired intangibles, net	37.9	33.6
Other assets	26.3	26.5

Total Assets	$795.3	$728.2

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$82.4	$76.2
Accrued liabilities	109.0	101.1
Current portion of long-term debt and capital lease obligation	0.2	0.2

Total current liabilities	191.6	177.5
Long-term debt and capital lease obligation	66.6	47.0
Accrued pension obligation	69.0	68.2
Accrued postretirement benefits	22.1	22.5
Other long-term liabilities	89.6	87.0

Total Liabilities	438.9	402.2

Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 34,237,812 at April 2, 2006 and 33,683,671 at January 1, 2006	0.3	0.3
Additional paid-in capital	171.6	159.4
Retained earnings	223.4	205.5
Accumulated other comprehensive loss	(38.9)	(39.2)

Total Stockholders’ Equity	356.4	326.0

Total Liabilities and Stockholders’ Equity	$795.3	$728.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter
	2006	2005
Net Sales	$330.2	$297.5
Costs and expenses
Cost of sales	236.8	214.5
Selling, general and administrative expenses	67.1	59.4

Total costs and expenses	303.9	273.9

Income before other income and expense and income taxes	26.3	23.6
Other income, net	3.5	2.5
Interest and debt expense, net	(1.1)	(0.8)

Income before income taxes	28.7	25.3
Provision for income taxes	10.8	9.5

Net income	$17.9	$15.8

Basic earnings per common share	$0.53	$0.48

Weighted average common shares outstanding	34.0	33.0

Diluted earnings per common share	$0.51	$0.46

Weighted average diluted common shares outstanding	35.1	34.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 2, 2006 AND APRIL 3, 2005
(Unaudited — Amounts in millions)

	Three Months
	2006	2005
Cash flow from operating activities
Net income	$17.9	$15.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6.6	6.1
Loss on disposal of fixed assets	—	0.2
Deferred income taxes	0.9	(2.2)
Stock option compensation expense	1.4	—
Excess income tax benefits from stock options	(3.9)	(1.7)

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(13.2)	(22.2)
Increase in inventories	(19.6)	(12.4)
Increase (decrease) in prepaid expenses and other assets	(1.9)	0.4
Increase in accounts payable	7.4	5.8
Increase (decrease) in accrued liabilities	0.7	(12.3)
Increase in income taxes payable, net	10.1	12.5
(Increase) decrease in long-term assets	0.8	(2.0)
Increase in other long-term liabilities	0.2	13.1
Increase in accrued pension obligation	1.1	1.2
Decrease in accrued postretirement benefits	(0.3)	(0.5)
Other operating, net	(0.2)	0.2

Net cash provided by operating activities	8.0	2.0

Cash flow from investing activities
Purchases of property, plant and equipment	(4.4)	(3.3)
Purchase of businesses, net of cash acquired	(32.2)	—
Proceeds from sale of business and other assets	0.1	5.2

Net cash provided (used) by investing activities	(36.5)	1.9

Cash flow from financing activities
Proceeds from (repayment of) debt, net	19.5	(7.4)
Proceeds from exercise of stock options	5.0	4.3
Excess income tax benefits from stock options	3.9	—

Net cash provided (used) by financing activities	28.4	(3.1)

Increase (decrease) in cash and cash equivalents	(0.1)	0.8
Cash and cash equivalents—beginning of period	9.3	11.4

Cash and cash equivalents—end of period	$9.2	$12.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 2, 2006
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (2005 Form 10-K).
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of April 2, 2006, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended April 2, 2006, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2006 presentation.
Recent Accounting Pronouncements
On January 2, 2006, Teledyne Technologies adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections Disclosure,” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” or SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. The adoption of SFAS No. 154 did not have a material impact on the condensed consolidated financial statements of the Company.
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)), that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) in the first quarter of 2006, using the modified prospective method, and accordingly, did not restate prior year financial statements. See Note 5 for additional disclosures regarding the adoption of SFAS No. 123(R).
On January 2, 2006, Teledyne Technologies adopted SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. The adoption of SFAS No. 151 did not have a material impact on the condensed consolidated financial statements of the Company.

Note 2. Business Combinations and Disposition
On January 27, 2006, Teledyne Technologies acquired all of the outstanding shares of Benthos, Inc. (Benthos) for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Teledyne funded the acquisition primarily from borrowings under its $280.0 million credit facility. Benthos, located in North Falmouth, Massachusetts, provides oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research and also manufactures package inspection systems. Benthos reported revenue of approximately $24.0 million for its fiscal year ended September 30, 2005.
The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the Benthos acquisition (in millions):

Current assets, excluding cash acquired	$7.6
Property, plant and equipment	3.9
Goodwill	19.1
Acquired intangible assets	5.7
Other assets	1.5

Total assets acquired	37.8
Current liabilities	3.2
Other long-term liabilities	2.4

Total liabilities assumed	5.6
Purchase price, net of cash acquired	$32.2

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
On August 26, 2005, Teledyne Technologies announced that Teledyne Isco, Inc., completed the sale of its SWIFT™ assets for net proceeds of $2.9 million. These assets were acquired as part of the Isco acquisition made in 2004. No gain was recorded on the sale and goodwill was reduced by $2.7 million at the time of the sale.
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

In March 2005, Teledyne Technologies sold the assets of STIP-Isco, a German subsidiary, for an initial payment of $5.2 million in the first quarter of 2005 and a subsequent payment of $0.2 million in the third quarter of 2005. An additional $0.4 million is held in escrow to be released to Teledyne Technologies in specified increments as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made in 2004. No gain was recorded on the sale and goodwill was reduced by $2.3 million at the time of the sale.
In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Benthos acquisition. The Company made preliminary estimates as of April 2, 2006, since there was insufficient time between the acquisition date and the end of the first quarter to finalize the valuation. The preliminary amount of goodwill and acquired intangible assets recorded as of April 2, 2006 for the Benthos acquisition was $19.1 million and $5.7 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals. The Company completed its evaluation of the amounts to be assigned to goodwill and acquired intangible assets acquired in the RDI acquisition with no change from the prior estimates at year end 2005 for acquired intangible assets and a $0.5 million increase in goodwill.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2006 and 2005 consists of the following (in millions):

	First Quarter
	2006	2005
Net income	$17.9	$15.8
Other comprehensive income, net of tax:
Foreign currency translation gains	0.3	0.2

Total other comprehensive income	0.3	0.2

Total comprehensive income	$18.2	$16.0

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2006	2005
Basic earnings per share
Net income	$17.9	$15.8

Weighted average common shares outstanding	34.0	33.0

Basic earnings per common share	$0.53	$0.48

Diluted earnings per share
Net income	$17.9	$15.8

Weighted average common shares outstanding	34.0	33.0
Dilutive effect of exercise of options outstanding	1.1	1.4

Weighted average diluted common shares outstanding	35.1	34.4

Diluted earnings per common share	$0.51	$0.46

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has a non-employee director stock compensation plan, pursuant to which non-qualified stock options and common stock have been issued to its directors. Prior to the adoption of SFAS No. 123(R) in fiscal 2006, Teledyne Technologies accounted for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, therefore, compensation cost related to stock options were not recognized in the consolidated statements of income. Compensation cost related to the performance share plan and the restricted stock award program were recognized in the consolidated statements of income in 2006 and 2005.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. In the first quarter of 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method and began recording stock option compensation expense, and did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the first quarter of 2006, the Company recorded a total of $1.4 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). In 2006, the Company expects approximately $5.8 million in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as, current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. No compensation expense related to stock options was recorded in 2005 or in prior years. As of April 2, 2006, there was $9.5 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years. During the first quarter ended April 2, 2006, the total intrinsic value of stock options exercised was $10.1 million. Cash received from stock option exercises in the first quarter of 2006 was $5.0 million. The excess tax benefit (i.e., the tax deduction in excess of that which would have been recognized had SFAS No. 123(R) been applied in previous periods) was $3.9 million. The Company issues shares of common stock upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005.
As noted above, prior to the adoption of SFAS No. 123(R), Teledyne Technologies accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. The Company followed the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and the disclosure only provision of SFAS No. 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” to require interim and annual disclosures in the notes to the financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.
If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model for stock options granted prior to 2005 and the lattice based binomial model for stock options granted in 2005, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per share data):

First
Quarter
2005
Net income as reported	$15.8
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.8)

Adjusted net income	$15.0

Basic earnings per share
As reported	$0.48
As adjusted	$0.46

Diluted earnings per share
As reported	$0.46
As adjusted	$0.44
The Company used a combination of the historical volatility of Teledyne’s stock price and the implied volatility based on the price of traded options on Teledyne’s stock to calculate the expected volatility assumption to value stock options. The Company used its actual stock trading history since January 2001 in its calculation. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2006 and 2005:]

	2006	2005
Expected dividend yield	—	—
Expected volatility	36.0%	33.0%
Risk-free interest rate	4.7%	3.9%
Expected life in years	5.5	6.3
Fair value per option granted	$13.30	$10.24

     Stock option transactions for Teledyne’s employee stock option plans for the quarter ended April 2, 2006 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	3,039,311	$16.82
Granted	465,563	$32.36
Exercised	(436,336)	$11.48
Canceled or expired	(12,425)	$18.94

Ending balance	3,056,113	$19.94

Options exercisable at quarter-end	2,160,025	$16.31

     Stock option transactions for Teledyne’s non-employee director stock option plan for the quarter ended April 2, 2006 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	246,412	$16.33
Granted	10,756	$22.45

Ending balance	257,168	$16.59

Options exercisable at year-end	204,274	$14.02

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were $1.3 million in cash equivalents at April 2, 2006, compared with no cash equivalents at January 2, 2006.
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

Balance at	April 2, 2006	January 1, 2006
Raw materials and supplies	$44.3	$44.7
Work in process	108.7	92.1
Finished goods	11.7	12.2

	164.7	149.0
Progress payments	(3.3)	(8.0)
LIFO reserve	(23.7)	(23.7)

Total inventories, net	$137.7	$117.3

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $16.9 million and $15.4 million at April 2, 2006 and January 1, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $42.8 million and $48.1 million at April 2, 2006 and January 1, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $37.5 million and $33.9 million at April 2, 2006 and January 1, 2006, respectively and deferred compensation liabilities of $16.6 million and $15.3 million at April 2, 2006 and January 1, 2006, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation reserves.
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

	First Three Months
	2006	2005
Balance at beginning of year	$10.3	$6.9
Accruals for product warranties charged to expense	1.6	2.8
Cost of product warranty claims	(1.2)	(1.4)
Acquisitions	0.2	—

Balance at end of quarter	$10.9	$8.3

Note 9. Income Taxes
The Company’s effective tax rate for both the first quarter of 2006 and the first quarter of 2005 was 37.5%.
Note 10. Long-Term Debt and Capital Lease
At April 2, 2006, Teledyne Technologies had $63.0 million outstanding under its $280.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009. Available borrowing capacity under the credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $201.0 million at April 2, 2006. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At April 2, 2006, the Company continues to be in compliance with these covenants. Total debt at April 2, 2006, includes the $63.0 million under the credit facility, a $3.6 million capital lease, of which $0.1 million is current and $0.2 million of other debt, of which $0.1 million is current.
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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2005 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the Consolidated Financial Statements in the 2005 Form 10-

K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.
At April 2, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $3.6 million, of which approximately $0.1 million is included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) have been or may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. However, although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company, of which management is aware, that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $25.0 million. The Company’s current aircraft product liability insurance policies expire on May 31, 2006.

Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. The Company’s assumed discount rate is 6.00% for 2006, compared with 6.25% in 2005. The Company’s assumed long-term rate of return on plan assets was 8.5% in 2006 and 2005.
Teledyne Technologies’ net periodic pension expense was $4.1 million for the first quarter of 2006, compared with net periodic pension expense of $3.2 million for the first quarter of 2005 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.4 million for both the first quarter of 2006 and the first quarter of 2005. Under one of its spin-off agreements, since November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarter of 2006 and 2005 (in millions):

	First Quarter
Pension Benefits	2006	2005
Service cost — benefits earned during the period	$3.5	$3.5
Interest cost on benefit obligation	7.7	7.4
Expected return on plan assets	(8.8)	(8.6)
Amortization of prior service cost	0.5	0.5
Recognized actuarial loss	1.2	0.4

Net periodic benefit expense	$4.1	$3.2

	First Quarter
Postretirement Benefits	2006	2005
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.3	0.3
Recognized actuarial gain	(0.2)	(0.2)

Net periodic benefit expense	$0.1	$0.1

Note 13. Industry Segments
Teledyne Technologies is a leading provider of sophisticated electronic components, instruments and communications products, systems engineering solutions and information technology services, and aerospace engines and components as well as on-site gas and power generation systems. Its customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies. Teledyne Technologies operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components, and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy.

Segment operating profit includes other income and expense directly related to the segment, but excludes minority interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income, non revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit and loss including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (in millions):

	First	First
	Quarter	Quarter
	2006(a)	2005	% Change
Net sales:
Electronics and Communications	$202.0	$173.5	16.4%
Systems Engineering Solutions	68.9	70.5	(2.3)%
Aerospace Engines and Components	53.1	46.4	14.4%
Energy Systems	6.2	7.1	(12.7)%

Total net sales	$330.2	$297.5	11.0%

Operating profit and other segment income:
Electronics and Communications	$23.2	$20.1	15.4%
Systems Engineering Solutions	5.9	7.5	(21.3)%
Aerospace Engines and Components (b)	6.3	3.3	90.9%
Energy Systems	—	0.5	*

Segment operating profit and other segment income	$35.4	$31.4	12.7%
Corporate expense	(6.6)	(5.3)	24.5%
Other income, net	1.0	—	*
Interest expense, net	(1.1)	(0.8)	37.5%

Income before income taxes	28.7	25.3	13.4%
Provision for income taxes	10.8	9.5	13.7%

Net income	$17.9	$15.8	12.7%

(a)	In the first quarter of 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $1.4 million of compensation expense. Of this amount, $0.5 million was recorded as corporate expense and $0.9 million was recorded in the operating segment results. No compensation expense related to stock options was recorded in 2005 or in prior years.

(b)	The first quarter of 2006 and 2005 both include the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. This amount is included as part of other income on the condensed consolidated statements of income.

*	not meaningful
Note 17. Subsequent Event
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave Corporation (KW Microwave), a manufacturer of defense microwave components and subsystems for $10.5 million in cash. Principally located in Carlsbad, California, the business will operate as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems. KW Microwave reported revenue of approximately $6.7 million for its fiscal year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy
Our strategy emphasizes growth in our core markets of defense electronics, environmental instruments and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. Operational excellence to Teledyne includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We continue to evaluate our product lines to ensure that they are aligned with our strategy.
Results of Operations
Teledyne Technologies’ first quarter 2006 sales were $330.2 million, compared with sales of $297.5 million for the same period of 2005 an increase of 11.0%. Net income for the first quarter of 2006 was $17.9 million ($0.51 per diluted share), compared with net income of $15.8 million ($0.46 per diluted share) for the first quarter of 2005. The substantial increase in sales for the 2006 period, compared with the same 2005 period, was driven by acquisitions and organic growth.
The first quarter of 2006, compared with the same period in 2005, reflected higher sales in our Electronics and Communications segment and our Aerospace Engines and Components segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including RD Instruments, Inc. (RDI), acquired in August 2005, Cougar Components Corporation (Cougar), acquired in June 2005 and the assets of the microwave technical solutions business of Avnet, Inc. acquired in October 2005 and Benthos, Inc. (Benthos) acquired in January 2006. Revenue in the first quarter of 2006 from businesses acquired since the first quarter of 2005 was $19.9 million.
In the first quarter of 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and began recording stock option compensation expense, and did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the first quarter of 2006, we recorded a total of $1.4 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R).
The increase in earnings for the first quarter of 2006, compared with the same period of 2005, primarily reflected improved operating profit in our Electronics and Communication segment and our Aerospace Engines and Components segment. Operating profit from acquisitions, including synergies, in the first quarter of 2006 from businesses acquired since the first quarter of 2005 was $2.5 million. The first quarter of 2006 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $4.1 million compared with pretax pension expense of $3.2 million in the first quarter of 2005. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.4 million in both the first quarter of 2006 and the first quarter of 2005.
Cost of sales in total dollars was higher in first quarter of 2006, compared with the first quarter of 2005, primarily due to higher sales. Cost of sales as a percentage of sales for the first quarter of 2006 decreased slightly to 71.7% in the first quarter of 2006 from 72.1% for the first quarter of 2005 and reflected sales mix differences and $0.4 million in lower LIFO expense.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2006, compared with the first quarter of 2005. This increase primarily reflected the impact of higher sales and the inclusion of $1.4 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Selling, general and administrative expenses for the first quarter of 2006, as a percentage of sales, were 20.3%, compared with the first quarter of 2005 of 20.0%, which reflected higher compensation expense, including the impact of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005 and higher professional fees expense, partially offset by lower bid and proposal expenses. Corporate expense for the first quarter of 2006, compared with the same period in 2005, was impacted by higher compensation expense including stock option compensation expense and higher professional fee expenses for legal and tax related work.
Other income for both the first quarter of 2006 and 2005 includes receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Other income in 2006 also includes $0.8 million related to insurance proceeds.
Interest expense, net of interest income, was $1.1 million in the first quarter of 2006, compared with $0.8 million for the first quarter of 2005. The increase in net interest expense primarily reflected the impact of higher average interest rates.
The Company’s effective tax rate for both the first quarter of 2006 and the first quarter of 2005 was 37.5%.
Review of Operations:
The following table sets forth the sales and operating profit for each segment (in millions):

	First	First
	Quarter	Quarter
	2006(a)	2005	% Change
Net sales:
Electronics and Communications	$202.0	$173.5	16.4%
Systems Engineering Solutions	68.9	70.5	(2.3)%
Aerospace Engines and Components	53.1	46.4	14.4%
Energy Systems	6.2	7.1	(12.7)%

Total net sales	$330.2	$297.5	11.0%

Operating profit and other segment income:
Electronics and Communications	$23.2	$20.1	15.4%
Systems Engineering Solutions	5.9	7.5	(21.3)%
Aerospace Engines and Components (b)	6.3	3.3	90.9%
Energy Systems	—	0.5	*

Segment operating profit and other segment income	$35.4	$31.4	12.7%
Corporate expense	(6.6)	(5.3)	24.5%
Other income, net	1.0	—	*
Interest expense, net	(1.1)	(0.8)	37.5%

Income before income taxes	28.7	25.3	13.4%
Provision for income taxes	10.8	9.5	13.7%

Net income	$17.9	$15.8	13.3%

(a)	In the first quarter of 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $1.4 million of compensation expense. Of this amount, $0.5 million was recorded as corporate expense and $0.9 million was recorded in the operating segment results. No compensation expense related to stock options was recorded in 2005 or in prior years.

(b)	The first quarter of 2006 and 2005 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. This amount is included as part of other income on the condensed consolidated statements of income.

*	not meaningful

Electronics and Communications
Our Electronics and Communications segment’s first quarter 2006 sales were $202.0 million, compared with first quarter 2005 sales of $173.5 million, an increase of 16.4%. First quarter 2006 operating profit was $23.2 million, compared with operating profit of $20.1 million in the first quarter of 2005, an increase of 15.4%.
The first quarter 2006 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth in defense electronics was driven by increased sales of traveling wave tubes, printed circuit card assemblies, connectors and the acquisitions of Cougar in June 2005 and the assets of the microwave technical solutions business of Avnet, Inc. in October 2005. The revenue growth in electronic instruments was primarily driven by the acquisitions of RDI in August 2005 and Benthos in January 2006 and also reflected increased sales of geophysical sensors for the energy exploration market. The increase in revenue in the first quarter of 2006 from businesses acquired since the first quarter of 2005 was $19.9 million. Segment operating profit was favorably impacted by revenue from acquisitions, as well as organic sales growth. Segment operating profit was negatively impacted by $0.6 million of stock option compensation expense in the first quarter of 2006. No stock option compensation expense was recorded in the first quarter of 2005. The first quarter of 2006 also reflected lower LIFO expense of $0.3 million, compared with the first quarter of 2005. Operating profit from acquisitions, including synergies, in the first quarter of 2006 from businesses acquired since the first quarter of 2005 was $2.5 million. We also recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $1.2 million in the first quarter of 2006, compared with $1.1 million in the first quarter of 2005. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $0.3 million in the first quarter of 2006, compared with $0.4 million in the first quarter of 2005.
Systems Engineering Solutions
Our Systems Engineering Solutions segment’s first quarter 2006 sales were $68.9 million, compared with first quarter 2005 sales of $70.5 million, a decrease of 2.3%. First quarter 2006 operating profit was $5.9 million, compared with operating profit of $7.5 million for the first quarter of 2005, a decrease of 21.3%.
First quarter 2006 sales, compared with the first quarter of 2005, reflected lower revenue in core defense programs, partially offset by revenue growth in aerospace programs. Operating profit in the first quarter of 2006, compared with the same period of 2005, reflected lower segment revenue and lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins. Segment operating profit was impacted by $0.2 million of stock option compensation expense in the first quarter of 2006, compared with no expense in the first quarter of 2005. Segment operating profit also included pension expense under SFAS No. 87 of $2.4 million in the first quarter of 2006, compared with $1.7 million of pension expense in the first quarter of 2005. Pension expense allocated to contracts pursuant to CAS was $2.1 million in the first quarter of 2006 compared with $1.9 million in the first quarter of 2005.
Aerospace Engines and Components
Our Aerospace Engines and Components segment’s first quarter 2006 sales were $53.1 million, compared with first quarter 2005 sales of $46.4 million, an increase of 14.4%. The first quarter 2006 operating profit was $6.3 million, compared with operating profit of $3.3 million in the first quarter of 2005, an increase of 90.9%.
The higher first quarter 2006 sales, compared with the same period of 2005, primarily resulted from higher OEM piston engine and spare part sales. Segment operating profit for the first quarter of 2006, compared with the first quarter of 2005, reflected the impact of higher sales, improved operating performance and lower warranty costs. Segment operating profit for both the first quarter of 2006 and the first quarter of 2005, included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million receipt in the first quarter of 2006 was the final payment under the agreement. Segment operating profit was impacted by $0.1 million of stock option compensation expense in the first quarter of 2006 compared with no expense in the first quarter of 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $0.3 million in the first quarter of 2006, compared with $0.2 million for the first quarter of 2005.

Teledyne Energy Systems
Our Energy Systems segment’s first quarter 2006 sales were $6.2 million, compared with first quarter 2005 sales of $7.1 million, a decrease of 12.7%. Operating profit was break even for the first quarter of 2006, compared with operating profit of $0.5 million in the first quarter of 2005.
The decrease in first quarter 2006 sales, compared with the first quarter of 2005, primarily resulted from reduced work on certain government contracts. Segment operating profit was impacted by the lower government sales and differences in contract fees. Segment operating profit also included pension expense, under SFAS No. 87 of $0.1 million for both the first quarter of 2006 and the first quarter of 2005. No pension expense was allocated to contracts pursuant to CAS for the first quarter of 2006, compared with $0.1 million for the first quarter of 2005.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $11.9 million for the first three months of 2006, compared with $2.0 million for the same period of 2005. The higher net cash provided in the first three months of 2006, compared with the first three months of 2005, was primarily due to cash flow from companies acquired since the first quarter of 2005 and higher net income, partially offset by $1.2 million in higher pension contributions made in the first quarter of 2006. In addition, the first quarter of 2005 cash flow from operations included $1.7 million in excess tax benefits related to stock-based compensation. In accordance with SFAS No. 123(R), excess tax benefits of $3.9 million, in the first quarter of 2006, for stock option compensation have been classified as a financing cash flow instead of cash flow from operations.
Our net cash used by investing activities was $36.5 million for the first three months of 2006, compared with cash provided by investing activities of $1.9 million for the first three months of 2005. In January 2006, we acquired all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Benthos, located in North Falmouth, Massachusetts, is a provider of oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research. Teledyne funded the acquisition primarily from borrowings under its $280.0 million credit facility.
Net cash provided by investing activities in 2005 included the receipt of $5.2 million from the March 2005 sale of the assets of STIP-Isco, a German subsidiary. The 2006 amount also included $4.4 million for capital expenditures. The 2005 amount included $3.3 million for capital expenditures.
We are in the process of specifically identifying the amount to be assigned to intangible assets for the Benthos acquisition. The Company made preliminary estimates as of April 2, 2006, since there was insufficient time between the acquisition date and the end of the first quarter to finalize the valuation. The preliminary amount of goodwill and acquired intangible assets recorded as of April 2, 2006 for the Benthos acquisition, was $19.1 million and $5.7 million, respectively. These amounts were based on estimates that are subject to change pending the completion of our internal review and the receipt of third party appraisals. We completed our evaluation of the amounts to be assigned to goodwill and acquired intangible assets acquired in the RDI acquisition with no change from the prior estimates at year end 2005 for acquired intangible assets and a $0.5 million increase in goodwill.
Cash used by financing activities for the first three months of 2006 included $19.5 million from the proceeds of debt, primarily to fund our Benthos acquisition. The first three months of 2005 included the repayment of $7.4 million of debt. The first three months of 2006 included $3.9 million in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $5.0 million and $4.3 million for the first three months of 2006 and 2005, respectively.
Working capital was $180.0 million at April 2, 2006, compared with $154.0 million at year end of 2005. The increase in working capital was due to higher accounts receivables due to higher sales and the timing of customer payments, greater inventory balances due to anticipated sales and the addition of working capital from our Benthos acquisition.

On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave Corporation (KW Microwave), a manufacturer of defense microwave components and subsystems for $10.5 million in cash. Principally located in Carlsbad, California, the business will operate as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems. Teledyne funded the acquisition primarily from borrowings and cash on hand.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $28.0 million in 2006, of which $4.4 million has been spent in the first three months of 2006.
Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $201.0 million at April 2, 2006. Excluding interest and fees, no payments are due under the credit facility until the credit facility matures in June 2009.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: contract revenue recognition and contract estimates; aircraft product liability reserve; accounting for pension plans; and accounting for business combinations, goodwill and other long-lived assets. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 1, 2006 (2005 Form 10-K).
Recent Accounting Pronouncements
On January 2, 2006, Teledyne Technologies adopted SFAS No. 154, “Accounting Changes and Error Corrections Disclosure,” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” or SFAS No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. The adoption of SFAS No. 154 did not have a material impact on the condensed consolidated financial statements of the Company.
In December 2004, the FASB issued SFAS No. 123(R) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes SFAS No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) in the first quarter of 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $1.4 million in stock option compensation expense in the first quarter of 2006. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.8 million in fiscal year 2006 based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. During the first quarter ended April 2, 2006, the total intrinsic value of stock options exercised was $10.1 million. As of April 2, 2006, there was $10.0 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years. The Company issues shares of common stock upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005.
We used a combination of the historical volatility of Teledyne’s stock price and the implied volatility based on the price of traded options on Teledyne’s stock to calculate the expected volatility assumption to value stock options. We used our actual stock trading history since January 2001 in the calculation. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.
On January 2, 2006, Teledyne Technologies adopted SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43 Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. The adoption of SFAS No. 151 did not have a material impact on the condensed consolidated financial statements of the Company.
Outlook
Based on its current outlook, the Company’s management believes that second quarter 2006 earnings per share will be in the range of approximately $0.44 to $0.46. The full year 2006 earnings per share outlook is expected to be in the range of approximately $1.90 to $1.95, an increase from prior guidance of $1.85 to $1.90. The Company’s estimated effective income tax rate for 2006 is 37.5%.
Our 2006 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2005 and the Benthos acquisition in the first quarter of 2006.
The full year 2006 earnings outlook includes approximately $16.4 million ($0.28 per share) in pension expense under SFAS No. 87, or $6.6 million ($0.11 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2005 earnings included $12.7 million ($0.23 per share) in pension expense under SFAS No. 87, or $3.4 million ($0.06 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The increase in full year 2006 pension expense reflects, in part, the reduction of the discount rate assumption for the our defined benefit plan from 6.25% in 2005 to 6.00% in 2006. Our 2006 earnings outlook also reflects $5.8 million ($0.10 per share) in stock option compensation.

EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2006 Full Year Outlook		2005	2004
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense and stock option expense)	$2.11	$2.16	$1.91	$1.39
Pension expense — SFAS No. 87	(0.28)	(0.28)	(0.23)	(0.16)
Pension expense — CAS (b)	0.17	0.17	0.17	0.01

Earnings per share (excluding stock option expense)	2.00	2.05	1.85	1.24
Stock option expense (c)	(0.10)	(0.10)	—	—

Earnings per share — GAAP	$1.90	$1.95	$1.85	$1.24

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Under one of its spin-off agreements, after November 29, 2004, we are able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	In the first quarter of 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.
Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information
From time to time we make, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, pension matters, stock option expense and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, communications, commercial aviation and energy exploration markets, funding, continuation and award of government programs, changes in insurance expense, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of our pension assets.
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
While our growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2005 Form 10-K and this Form 10-Q. We assume no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2005 Annual Report on Form 10-K. At April 2, 2006, there were no hedging contracts outstanding.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 2, 2006, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended April 2, 2006, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion at page 22 for some factors reflected in our 2006 earnings per share guidance.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2006 Annual Meeting of Stockholders was held on April 26, 2006. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:
1.	The two nominees proposed by the Board of Directors were elected as Class I directors for a three-year term expiring at the 2009 Annual Meeting by the following votes:

Name	For	Withheld
Simon M. Lorne	30,399,834	324,470
Paul D. Miller	30,402,650	321,654
Other continuing directors include (1) Class II directors, Charles Crocker, Robert Mehrabian and Michael T. Smith, whose terms expire at the 2007 Annual Meeting and (2) Class III directors, Robert P. Bozzone, Frank V. Cahouet and Kenneth C. Dahlberg, whose terms expire at the 2008 Annual Meeting.
2.	A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for 2006 was approved by a vote of 30,553,742 for versus 150,040 against. There were 20,522 abstentions and no broker non-votes with respect to this action.
Item 6. Exhibits
(a)	Exhibits

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 8, 2006	By:	/s/ Dale A. Schnittjer Dale A. Schnittjer, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer