Form 10-Q
period 2006-07-02
TELEDYNE TECHNOLOGIES INC
filed 2006-08-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
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
Yes ☑            ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑    Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $.01 par value per share	34,387,353 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	July 2, 2006	January 1, 2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$7.9	$9.3
Receivables, net	189.0	167.6
Inventories, net	146.6	117.3
Deferred income taxes, net	25.1	25.4
Prepaid expenses and other	9.9	11.9

Total current assets	378.5	331.5

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $191.1 at July 2, 2006 and $181.4 at January 1, 2006	99.9	96.7
Deferred income taxes, net	45.6	42.9
Goodwill, net	224.4	197.0
Acquired intangibles, net	39.0	33.6
Other assets	26.0	26.5

Total Assets	$813.4	$728.2

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$87.0	$76.2
Accrued liabilities	114.1	101.1
Current portion of long-term debt and capital lease obligation	0.2	0.2

Total current liabilities	201.3	177.5
Long-term debt and capital lease obligation	44.7	47.0
Accrued pension obligation	68.8	68.2
Accrued postretirement benefits	21.7	22.5
Other long-term liabilities	94.5	87.0

Total Liabilities	431.0	402.2
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 34,343,908 at July 2, 2006 and 33,683,671 at January 1, 2006	0.3	0.3
Additional paid-in capital	176.4	159.4
Retained earnings	244.3	205.5
Accumulated other comprehensive loss	(38.6)	(39.2)

Total Stockholders’ Equity	382.4	326.0

Total Liabilities and Stockholders’ Equity	$813.4	$728.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2006	2005	2006	2005
Net Sales	$348.1	$303.3	$678.3	$600.8
Costs and expenses
Cost of sales	245.4	220.0	482.2	434.5
Selling, general and administrative expenses	69.2	56.6	136.3	116.0

Total costs and expenses	314.6	276.6	618.5	550.5

Income before other income and expense and income taxes	33.5	26.7	59.8	50.3
Other income	0.5	—	4.0	2.5
Interest and debt expense, net	(1.1)	(0.9)	(2.2)	(1.7)

Income before income taxes	32.9	25.8	61.6	51.1
Provision for income taxes	12.0	9.7	22.8	19.2

Net income	$20.9	$16.1	$38.8	$31.9

Basic earnings per common share	$0.61	$0.49	$1.13	$0.96

Weighted average common shares outstanding	34.4	33.1	34.2	33.1

Diluted earnings per common share	$0.59	$0.47	$1.10	$0.93

Weighted average diluted common shares outstanding	35.4	34.5	35.3	34.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 2, 2006 AND JULY 3, 2005
(Unaudited — Amounts in millions)

	Six Months
	2006	2005
Cash flow from operating activities

Net income	$38.8	$31.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13.1	12.2
Disposal of fixed assets	—	0.5
Deferred income taxes	(0.8)	(2.0)
Stock option compensation expense	2.9	—
Excess income tax benefits from stock options	(5.2)	(2.0)

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(18.0)	(21.2)
Increase in inventories	(24.6)	(8.1)
Increase in prepaid expenses and other assets	2.1	1.1
Increase in accounts payable	9.0	2.1
Increase (decrease) in accrued liabilities	2.1	(7.6)
Increase in income taxes payable, net	15.7	8.1
(Increase) decrease in long-term assets	0.4	(2.2)
Increase in other long-term liabilities	5.0	18.6
Increase in accrued pension obligation	0.7	1.3
Decrease in accrued postretirement benefits	(0.7)	(0.9)
Other operating, net	0.6	(0.1)

Net cash provided by operating activities	41.1	31.7

Cash flow from investing activities
Purchases of property, plant and equipment	(9.2)	(7.4)
Purchase of businesses, net of cash acquired	(43.5)	(21.9)
Proceeds from sale of business and other assets	0.2	5.2

Net cash used by investing activities	(52.5)	(24.1)

Cash flow from financing activities
Repayment of debt, net	(2.3)	(11.6)
Proceeds from exercise of stock options	7.1	4.9
Excess income tax benefits from stock options	5.2	—

Net cash provided (used) by financing activities	10.0	(6.7)

Increase (decrease) in cash and cash equivalents	(1.4)	0.9
Cash and cash equivalents—beginning of period	9.3	11.4

Cash and cash equivalents—end of period	$7.9	$12.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2006
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of July 2, 2006, and the consolidated results of operations and cash flows for the three months and six months then ended. The results of operations and cash flows for the period ended July 2, 2006, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2006 presentation.
Recent Accounting Pronouncements
On January 2, 2006, Teledyne Technologies adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 154, “Accounting Changes and Error Corrections Disclosure,” (SFAS No. 154). SFAS No. 154 replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. The adoption of SFAS No. 154 did not have a material impact on the condensed consolidated financial statements of the Company.
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)), that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” On January 2, 2006, Teledyne Technologies adopted SFAS No. 123(R), using the modified prospective method, and accordingly, did not restate prior year financial statements. See Note 5 for additional disclosures regarding the adoption of SFAS No. 123(R).
On January 2, 2006, Teledyne Technologies adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. The adoption of SFAS No. 151 did not have a material impact on the condensed consolidated financial statements of the Company.

Note 2. Business Combinations and Disposition
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave Corporation (KW Microwave), a manufacturer of defense microwave components and subsystems for $10.5 million in cash. Teledyne funded the acquisition primarily from borrowings under its $280.0 million credit facility and cash on hand. Principally located in Carlsbad, California, the business will operate as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems. KW Microwave reported revenue of approximately $6.7 million for its fiscal year ended December 31, 2005.
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
The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the Benthos acquisition and the acquisition of certain assets of KW Microwave (in millions):

Current assets, excluding cash acquired	$9.3
Property, plant and equipment	4.1
Goodwill	25.7
Acquired intangible assets	8.1
Other assets	1.8

Total assets acquired	49.0
Current liabilities	3.9
Other long-term liabilities	2.4

Total liabilities assumed	6.3
Purchase price, net of cash acquired	$42.7

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
On June 30, 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (Cougar) for a purchase price of $26.5 million. In the third quarter Teledyne Technologies also paid a $0.5 million purchase price adjustment. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.2 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.6 million to be paid by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007, of which $0.8 million was paid in the second quarter of 2006. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microelectronic Technologies. Teledyne Technologies funded the acquisition primarily from borrowings under its $280 million credit facility. Cougar had sales of approximately $18.1 million for its fiscal year ended August 31, 2004.
In March 2005, Teledyne Technologies sold the assets of STIP-Isco, a German subsidiary, for an initial payment of $5.2 million and a subsequent payment of $0.2 million in the third quarter of 2005. An additional $0.4 million is held in escrow to be released to Teledyne Technologies in specified increments as certain conditions are satisfied through February 2007. This business was acquired as part of the Isco acquisition made in 2004. No gain was recorded on the sale and goodwill was reduced by $2.3 million at the time of the sale.
In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the above acquisitions is part of the Electronics and Communications segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets for the Benthos and KW Microwave acquisitions. The Company made preliminary estimates as of July 2, 2006, since there was insufficient time between the acquisition date and the end of the second quarter to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of July 2, 2006 for the Benthos acquisition was $19.0 million and $5.7 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of July 2, 2006 for the KW Microwave acquisition was $6.7 million and $2.4 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2006 and 2005 consists of the following (in millions):

	Second Quarter		Six Months
	2006	2005	2006	2005
Net income	$20.9	$16.1	$38.8	$31.9
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	0.3	(0.4)	0.6	(0.2)

Total other comprehensive gain (loss)	0.3	(0.4)	0.6	(0.2)

Total comprehensive income	$21.2	$15.7	$39.4	$31.7

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2006	2005	2006	2005
Basic earnings per share
Net income	$20.9	$16.1	$38.8	$31.9

Weighted average common shares outstanding	34.4	33.1	34.2	33.1

Basic earnings per common share	$0.61	$0.49	$1.13	$0.96

Diluted earnings per share
Net income	$20.9	$16.1	$38.8	$31.9

Weighted average common shares outstanding	34.4	33.1	34.2	33.1
Dilutive effect of exercise of options outstanding	1.0	1.4	1.1	1.4

Weighted average diluted common shares outstanding	35.4	34.5	35.3	34.5

Diluted earnings per common share	$0.59	$0.47	$1.10	$0.93

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has a non-employee director stock compensation plan, pursuant to which non-qualified stock options and common stock have been issued to its directors. Prior to the adoption of SFAS No. 123(R) in fiscal 2006, Teledyne Technologies accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, therefore, compensation costs related to stock options were not recognized in the consolidated statements of income prior to January 2, 2006. Compensation costs related to the performance share plan and the restricted stock award program were recognized in the consolidated statements of income in 2006 and 2005.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the second quarter and first six months of 2006, the Company recorded a total of $1.5 million and $2.9 million, respectively, in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). In 2006, the Company expects approximately $5.8 million in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as, current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. No compensation expense related to stock options was recorded in the consolidated statements of income in 2005 or in prior years since it was not required. As of July 2, 2006, there was $9.9 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.7 years. During the second quarter and first six months of 2006, the total intrinsic value of stock options exercised was $3.2 million and $13.3 million respectively. Cash received from stock option exercises in the second quarter and first six months of 2006 was $2.1 million and $7.1 million respectively. The excess tax benefit (i.e., the tax deduction in excess of that which would have been recognized had SFAS No. 123(R) been applied in previous periods) for the second quarter and first six months of 2006 was $1.3 million and $5.2 million respectively. The Company issues shares of common stock upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005.
As noted above, prior to the adoption of SFAS No. 123(R), Teledyne Technologies accounted for its stock option plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under APB Opinion No. 25, no compensation expense is recorded in the consolidated statements of income because the exercise price of the Company’s employee stock options equals the market price of the underlying stock at the date of the grant. The Company followed the requirements of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and the disclosure only provision of SFAS No. 123, “Accounting for Stock-based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” to require interim and annual disclosures in the notes to the financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results.
If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model for stock options granted prior to 2005 and the lattice based binomial model for stock options granted in 2005, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per share data):

	Second	Six
	Quarter	Months
	2005	2005
Net income as reported	$16.1	$31.9
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.8)	(1.6)

Adjusted net income	$15.3	$30.3

Basic earnings per share
As reported	$0.49	$0.96
As adjusted	$0.47	$0.92

Diluted earnings per share
As reported	$0.47	$0.93
As adjusted	$0.44	$0.88
The Company used a combination of the historical volatility of Teledyne’s stock price and the implied volatility based on the price of traded options on Teledyne’s stock to calculate the expected volatility assumption to value stock options. The Company used the actual stock trading history since January 2001 in its volatility calculation. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2006 and 2005:

	2006	2005
Expected dividend yield	—	—
Expected volatility	36.0%	33.0%
Risk-free interest rate	4.7%	3.9%
Expected life in years	5.5	6.3
Fair value per option granted	$13.30	$10.24

Stock option transactions for Teledyne’s employee stock option plans for the second quarter and first six months ended July 2, 2006 are summarized as follows:

	2006
	Second Quarter		First Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	3,056,113	$19.94	3,039,311	$16.82
Granted	500	$36.10	466,063	$32.36
Exercised	(146,043)	$14.10	(582,379)	$12.14
Canceled or expired	—	$—	(12,425)	$18.94

Ending balance	2,910,570	$20.23	2,910,570	$20.23

Options exercisable at end of period	2,017,111	$16.49	2,017,111	$16.49

Stock option transactions for Teledyne’s non-employee director stock option plan for the second quarter and first six months ended July 2, 2006 are summarized as follows:

	2006
	Second Quarter		First Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	257,168	$16.59	246,412	$16.33
Granted	30,212	$36.50	40,968	$33.14
Exercised	—	$—	—	$—

Ending balance	287,380	$16.82	287,380	$18.73

Options exercisable at end of period	241,444	$16.19	241,444	$16.19

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.7 million at July 2, 2006 compared to no cash equivalents at January 1, 2006.
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

Balance at	July 2, 2006	January 1, 2006
Raw materials and supplies	$55.4	$44.7
Work in process	100.7	92.1
Finished goods	15.3	12.2

	171.4	149.0
Progress payments	(1.0)	(8.0)
LIFO reserve	(23.8)	(23.7)

Total inventories, net	$146.6	$117.3

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $16.8 million and $15.4 million at July 2, 2006 and January 1, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $47.7 million and $48.1 million at July 2, 2006 and January 1, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $41.1 million and $33.9 million at July 2, 2006 and January 1, 2006, respectively and deferred compensation liabilities of $16.6 million and $15.3 million at July 2, 2006 and January 1, 2006, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
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

	First Six Months
	2006	2005
Balance at beginning of year	$10.3	$6.9
Accruals for product warranties charged to expense	3.9	5.8
Cost of product warranty claims	(3.3)	(3.6)
Acquisitions	0.2	—

Balance at end of quarter	$11.1	$9.1

Note 9. Income Taxes
The Company’s effective tax rates for the second quarter and first six months of 2006 were 36.5% and 37.0%, respectively. The Company’s estimated effective income tax rate for 2006 is 34.8% including the impact of the reversal, in the third quarter of 2006, of an income tax contingency reserve. This reserve was determined to be no longer needed on July 31, 2006 due to the expiration of the statute of limitations. The Company’s effective tax rates for the second quarter and first six months of 2005 were 37.7% and 37.6%, respectively.
Note 10. Long-Term Debt and Capital Lease
At July 2, 2006, Teledyne Technologies had $31.0 million outstanding under its then existing $280.0 million credit facility. Excluding interest and fees, no payments were due under the credit facility until it matured. Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $224.1 million at July 2, 2006. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At July 2, 2006, the Company was in compliance with these covenants. Total debt at July 2, 2006, includes the $31.0 million under the $280.0 million credit facility, $10.0 million under other unsecured lines of credit, a $3.7 million capital lease, of which $0.1 million is current and $0.2 million of other debt, of which $0.1 million is current. Effective July 14, 2006, Teledyne amended and restated its $280.0 million credit facility. The amended and restated credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures.

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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2005 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the Consolidated Financial Statements in the 2005 Form 10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, however, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition. However, there can be no assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.
At July 2, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $3.6 million, of which approximately $0.1 million is included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $22.9 million. The Company’s current aircraft product liability insurance policies expire on May 31, 2007.

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
Teledyne Technologies’ net periodic pension expense was $4.1 million and $8.2 million for the second quarter and first six months of 2006, compared with net periodic pension expense of $3.1 million and $6.3 million for the second quarter and first six months of 2005 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.5 million and $4.9 million for the second quarter and first six months of 2006, compared with $2.3 million and $4.7 million for the second quarter and first six months of 2005. Under one of its spin-off agreements, since November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following table sets forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2006 and 2005 (in millions):

	Second Quarter		Six Months
Pension Benefits	2006	2005	2006	2005
Service cost — benefits earned during the period	$3.5	$3.4	$7.0	$6.9
Interest cost on benefit obligation	7.7	7.4	15.4	14.8
Expected return on plan assets	(8.8)	(8.7)	(17.6)	(17.3)
Amortization of prior service cost	0.5	0.6	1.0	1.1
Recognized actuarial loss	1.2	0.4	2.4	0.8

Net periodic benefit expense	$4.1	$3.1	$8.2	$6.3

	Second Quarter		Six Months
Postretirement Benefits	2006	2005	2006	2005
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.3	0.3	0.6	0.6
Recognized actuarial gain	(0.1)	(0.3)	(0.3)	(0.5)

Net periodic benefit expense	$0.2	$—	$0.3	$0.1

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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (in millions):

	Second	Second		Six	Six
	Quarter	Quarter	%	Months	Months	%
	2006(a)	2005	Change	2006(a)	2005	Change
Net sales:
Electronics and Communications	$215.4	$176.5	22.0%	$417.4	$350.0	19.3%
Systems Engineering Solutions	68.9	66.2	4.1%	137.8	136.7	0.8%
Aerospace Engines and Components	57.8	53.0	9.1%	110.9	99.4	11.6%
Energy Systems	6.0	7.6	(21.1)%	12.2	14.7	(17.0)%

Total net sales	$348.1	$303.3	14.8%	$678.3	$600.8	12.9%

Operating profit and other segment income:
Electronics and Communications	$27.9	$20.8	34.1%	$51.1	$40.9	24.9%
Systems Engineering Solutions	6.6	7.0	(5.7)%	12.5	14.5	(13.8)%
Aerospace Engines and Components (b)	4.9	3.4	44.1%	11.2	6.7	67.2%
Energy Systems	0.2	0.5	(60.0)%	0.2	1.0	(80.0)%

Segment operating profit and other segment income	$39.6	$31.7	24.9%	$75.0	$63.1	18.9%
Corporate expense	(6.1)	(5.0)	22.0%	(12.7)	(10.3)	(23.3)%
Other income, net	0.5	—	*	1.5	—	*
Interest expense, net	(1.1)	(0.9)	22.2%	(2.2)	(1.7)	(29.4)%

Income before income taxes	32.9	25.8	27.5%	61.6	51.1	20.5%
Provision for income taxes	12.0	9.7	23.7%	22.8	19.2	18.8%

Net income	$20.9	$16.1	29.8%	$38.8	$31.9	21.6%

(a)	Effective January 2, 2006, the company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $1.5 million of compensation expense in the second quarter of 2006. Of this amount, $0.6 million was recorded as corporate expense and $0.9 million was recorded in the operating segment results. The company recorded $2.9 million of stock option compensation expense in the first six months of 2006. Of this amount, $1.1 million was recorded as corporate expense and $1.8 million was recorded in the operating segment results. No compensation expense related to stock options was recorded in 2005.

(b)	The first six months of 2006 and 2005 both include the receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

*	not meaningful
Note 17. Subsequent Events
On July 26, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. entered into an agreement to acquire Rockwell Scientific Company, LLC (Rockwell Scientific) for $167.5 million in cash, with the sellers retaining certain liabilities. Rockwell Scientific, headquartered in Thousand Oaks, California, is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. The acquisition of Rockwell Scientific, which is 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc. is subject to customary closing conditions, including satisfaction of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
As part of the acquisition, Rockwell Automation and Rockwell Collins have entered into service agreements to continue funding research performed by Rockwell Scientific. In addition, Teledyne has agreed to license certain intellectual property of Rockwell Scientific to Rockwell Automation and Rockwell Collins. For its fiscal year ended September 30, 2005, Rockwell Scientific had revenue of $114.0 million.

On July 31, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., entered into an agreement to acquire a majority interest (51%) in Ocean Design, Inc. (ODI) for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Fla., is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications. The closing of the transaction is subject to various conditions.
For a period of twenty business days following the closing of Teledyne Instruments’ investment in ODI, the stockholders of ODI that execute a stockholders’ agreement prior to the closing will have the option to sell their shares to Teledyne Instruments at a price per share equal to Teledyne Instruments’ initial investment in ODI. It is a condition to the closing of the acquisition that 90% of the holders of the ODI common stock, after giving effect to the Teledyne share purchase, become parties to the stockholders’ agreement. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. For its fiscal year ended December 31, 2005, ODI had revenue of $31.6 million.
On August 4, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., entered into an agreement to acquire CollaborX, Inc. for cash consideration of $17.5 million, less certain transaction-related expenses. The transaction is subject to customary closing conditions. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command. CollaborX had revenue of $13.6 million for its fiscal year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy
Our strategy emphasizes growth in our core markets of defense electronics, instrumentation and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. Operational excellence to Teledyne includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We continue to evaluate our product lines to ensure that they are aligned with our strategy.
Results of Operations
Second quarter of 2006 compared with the second quarter of 2005
Teledyne Technologies’ second quarter 2006 sales were $348.1 million, compared with sales of $303.3 million for the same period of 2005, an increase of 14.8%. Net income for the second quarter of 2006 was $20.9 million ($0.59 per diluted share) compared with net income of $16.1 million ($0.47 per diluted share) for the second quarter of 2005. The increase in sales for the 2006 period, compared with the same 2005 period, was driven by acquisitions and organic growth.
The second quarter of 2006, compared with the same period in 2005, reflected higher sales in our Electronics and Communications segment, our Systems Engineering Solutions segment and our Aerospace Engines and Components segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Cougar Components Corporation (Cougar), acquired in June 2005, RD Instruments, Inc. (RDI), acquired in August 2005, the assets of the microwave technical solutions business of Avnet, Inc. acquired in October 2005, Benthos, Inc. (Benthos), acquired in January 2006 and the acquisition of certain assets of KW Microwave Corporation (KW Microwave) in April 2006. Revenue in the second quarter of 2006 from businesses acquired since the first quarter of 2005 was $23.1 million.
Effective January 2, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment” (SFAS No. 123(R)) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the second quarter of 2006, we recorded a total of $1.5 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No stock option compensation expense was recorded in 2005.
The increase in earnings for the second quarter of 2006, compared with the same period of 2005, primarily reflected improved operating profit in our Electronics and Communication segment and our Aerospace Engines and Components segment. Operating profit in the second quarter of 2006 from businesses acquired since the first quarter of 2005, including synergies, was $2.3 million. The second quarter of 2006 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $4.1 million compared with pretax pension expense of $3.1 million in the second quarter of 2005. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $2.5 million in the second quarter of 2006, compared with pretax pension expense of $2.3 million in the second quarter of 2005.
Cost of sales in total dollars was higher in second quarter of 2006, compared with the second quarter of 2005, primarily due to higher sales. Cost of sales as a percentage of sales for the second quarter of 2006 decreased to 70.5% from 72.5% for the second quarter of 2005 and reflected sales mix differences and $0.9 million in lower LIFO expense, as well as the combined impact of the acquisitions noted earlier, which due to the nature of their business, carry lower cost of sales as a percentage of sales than most of Teledyne Technologies’ other businesses.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter of 2006, compared with the second quarter of 2005. This increase primarily reflected the impact of our acquisitions, higher organic sales and the inclusion of $1.5 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Selling, general and administrative expenses for the second quarter of 2006, as a percentage of sales, were 19.9%, compared with 18.7% in the second quarter of 2005, which reflected higher compensation expense, including the impact of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005 and higher professional fees expense, as well as the combined impact of the acquisitions noted earlier, which due to the nature of their business, carry a higher selling expense as a percentage of sales than most of Teledyne Technologies’ other businesses, partially offset by lower bid and proposal expenses. Corporate expense for the second quarter of 2006, compared with the same period in 2005, was impacted by higher compensation expense including stock option compensation expense and higher professional fee expenses for legal and tax related work.
Other income in the second quarter of 2006 included $0.7 million related to insurance proceeds. Interest expense, net of interest income, was $1.1 million in the second quarter of 2006, compared with $0.9 million for the second quarter of 2005. The increase in net interest expense primarily reflected the impact of higher average interest rates.
The Company’s effective tax rate for the second quarter of 2006 was 36.5%, compared with 37.7% for the second quarter of 2005.
First six months of 2006 compared with the first six months of 2005
Teledyne Technologies’ sales for the first six months of 2006 were $678.3 million, compared with sales of $600.8 million for the same period of 2005, an increase of 12.9%. Net income for the first six months of 2006 was $38.8 million ($1.10 per diluted share) compared with net income of $31.9 million ($0.93 per diluted share) for the first six months of 2005. The increase in sales for the 2006 period, compared with the same 2005 period, was driven by acquisitions and organic growth.
The first six months of 2006, compared with the same period in 2005, reflected higher sales in our Electronics and Communications segment, our Systems Engineering Solutions segment and our Aerospace Engines and Components segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Cougar acquired in June 2005, RDI acquired in August 2005, the assets of the microwave technical solutions business of Avnet, Inc. acquired in October 2005, Benthos acquired in January 2006 and the acquisition of certain assets of KW Microwave in April 2006. Revenue in the first six months of 2006 from businesses acquired since the first six months of 2005 was $43.0 million.
For the first six months of 2006, we recorded a total of $2.9 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No stock option compensation expense was recorded in 2005.
The increase in earnings for the first six months of 2006, compared with the same period of 2005, primarily reflected improved operating profit in our Electronics and Communication segment and our Aerospace Engines and Components segment. Operating profit in the first six months of 2006 from businesses acquired since 2004, including synergies, was $4.8 million. The first six months of 2006 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $8.2 million compared with pretax pension expense of $6.3 million in the first six months of 2005. Pension expense allocated to contracts pursuant to CAS was $4.9 million for the first six months of 2006, compared with $4.7 million for the first six months of 2005.
Cost of sales in total dollars was higher in the first six months of 2006, compared with the first six months of 2005, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the first six months of 2006 decreased to 71.1% from 72.5% for the first six months of 2005 and reflected sales mix differences and $1.3 million in lower LIFO expense, as well as the combined impact of the acquisitions noted earlier, which due to the nature of their business, carry lower cost of sales as a percentage of sales than most of Teledyne Technologies’ other businesses.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first six months of 2006, compared with the first six months of 2005. This increase primarily reflected the impact of higher sales and the inclusion of $2.9 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Selling, general and administrative expenses for the first six months of 2006, as a percentage of sales, were 20.1%, compared with 19.3% for the first six months of 2005, which reflected higher compensation expense, including the impact of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005 and higher professional fees expense, as well as the combined impact of the acquisitions noted earlier, which due to the nature of their business, carry higher selling expense as a percentage of sales than most of Teledyne Technologies’ other businesses, partially offset by lower bid and proposal expenses. Corporate expense for the first six months of 2006, compared with the same period in 2005, was impacted by higher compensation expense including stock option compensation expense and higher professional fee expenses for legal and tax related work.
Other income for both the first six months of 2006 and 2005 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Other income in 2006 also includes $1.5 million related to insurance proceeds.
Interest expense, net of interest income, was $2.2 million in the first six months of 2006, compared with $1.7 million for the first six months of 2005. The increase in net interest expense primarily reflected the impact of higher average interest rates.
The Company’s effective tax rate for the first six months of 2006 was 37.0%, compared with 37.6% for the first six months of 2005.
Review of Operations:
The following table sets forth the sales and operating profit for each segment (in millions):

	Second	Second		Six	Six
	Quarter	Quarter	%	Months	Months	%
	2006(a)	2005	Change	2006(a)	2005	Change
Net sales:
Electronics and Communications	$215.4	$176.5	22.0%	$417.4	$350.0	19.3%
Systems Engineering Solutions	68.9	66.2	4.1%	137.8	136.7	0.8%
Aerospace Engines and Components	57.8	53.0	9.1%	110.9	99.4	11.6%
Energy Systems	6.0	7.6	(21.1)%	12.2	14.7	(17.0)%

Total net sales	$348.1	$303.3	14.8%	$678.3	$600.8	12.9%

Operating profit and other segment income:
Electronics and Communications	$27.9	$20.8	34.1%	$51.1	$40.9	24.9%
Systems Engineering Solutions	6.6	7.0	(5.7)%	12.5	14.5	(13.8)%
Aerospace Engines and Components (b)	4.9	3.4	44.1%	11.2	6.7	67.2%
Energy Systems	0.2	0.5	(60.0)%	0.2	1.0	(80.0)%

Segment operating profit and other segment income	$39.6	$31.7	24.9%	$75.0	$63.1	18.9%
Corporate expense	(6.1)	(5.0)	22.0%	(12.7)	(10.3)	(23.3)%
Other income, net	0.5	—	*	1.5	—	*
Interest expense, net	(1.1)	(0.9)	22.2%	(2.2)	(1.7)	(29.4)%

Income before income taxes	32.9	25.8	27.5%	61.6	51.1	20.5%
Provision for income taxes	12.0	9.7	23.7%	22.8	19.2	18.8%

Net income	$20.9	$16.1	29.8%	$38.8	$31.9	21.6%

(a)	Effective January 2, 2006, the company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $1.5 million of compensation expense in the second quarter of 2006. Of this amount, $0.6 million was recorded as corporate expense and $0.9 million was recorded in the operating segment results. The company recorded $2.9 million of stock option compensation expense in the first six months of 2006. Of this amount, $1.1 million was recorded as corporate expense and $1.8 million was recorded in the operating segment results. No compensation expense related to stock options was recorded in 2005.

(b)	The first six months of 2006 and 2005 both include the receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

*	not meaningful

Electronics and Communications
Second quarter of 2006 compared with the second quarter of 2005
Our Electronics and Communications segment’s second quarter 2006 sales were $215.4 million, compared with second quarter 2005 sales of $176.5 million, an increase of 22.0%. Second quarter 2006 operating profit was $27.9 million, compared with operating profit of $20.8 million in the second quarter of 2005, an increase of 34.1%.
The second quarter 2006 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth in defense electronics was driven by increased sales of traveling wave tubes, connectors and other defense microwave products, partially offset by lower sales of printed circuit card assemblies. Additionally, the second quarter included revenue growth from the acquisitions of assets of KW Microwave in April 2006, Cougar in June 2005 and the assets of the microwave technical solutions business of Avnet, Inc. in October 2005. The revenue growth in electronic instruments was primarily driven by the acquisitions of RDI in August 2005 and Benthos in January 2006. Organic growth reflected significantly increased sales of geophysical sensors for the energy exploration market and increased sales in the environmental gas monitoring markets. Sales of geophysical sensors are currently expected to decline in the third and fourth quarter of 2006, compared with the second quarter of 2006. The increase in revenue in the second quarter of 2006 from businesses acquired since the first quarter of 2005 was $23.1 million. Segment operating profit was favorably impacted by revenue from acquisitions and organic growth. Operating profit in the second quarter of 2006 from businesses acquired since the first quarter of 2005, including synergies, was $2.3 million. Segment operating profit was negatively impacted by $0.6 million of stock option compensation expense in the second quarter of 2006. No stock option compensation expense was recorded in the second quarter of 2005. Segment operating profit also reflected lower LIFO expense of $0.2 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $1.2 million in the second quarter of 2006, compared with $1.0 million in the second quarter of 2005. Pension expense allocated to contracts pursuant to CAS was $0.4 million in both the second quarter of 2006 and the second quarter of 2005.
First six months of 2006 compared with the first six months of 2005
Our Electronics and Communications segment’s first six months 2006 sales were $417.4 million, compared with $350.0 million for the first six months of 2005, an increase of 19.3%. The first six months of 2006 operating profit was $51.1 million, compared with operating profit of $40.9 million for the first six months of 2005, an increase of 24.9%.
The 2006 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth in defense electronics was driven by increased sales of traveling wave tubes, connectors and the acquisitions of assets of KW Microwave in April 2006, Cougar in June 2005 and the assets of the microwave technical solutions business of Avnet, Inc. in October 2005. The revenue growth in electronic instruments was primarily driven by the acquisitions of RDI in August 2005 and Benthos in January 2006 and also reflected increased sales of geophysical sensors for the energy exploration market. The increase in revenue in the first six months of 2006 from businesses acquired since the first six months of 2005 was $43.0 million. Segment operating profit was favorably impacted by revenue from acquisitions, as well as organic sales growth. Operating profit in the first six months of 2006, from businesses acquired since 2004, including synergies, was $4.8 million. Segment operating profit was negatively impacted by $1.2 million of stock option compensation expense in the first six months of 2006. No stock option compensation expense was recorded in the first six months of 2005. The first six months of 2006 also reflected lower LIFO expense of $0.5 million, compared with the first six months of 2005. We also recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $2.4 million in the first six months of 2006, compared with $2.1 million in the first six months of 2005. Pension expense allocated to contracts pursuant to CAS was $0.7 million in the first six months of 2006, compared with $0.8 million in the first six months of 2005.

Systems Engineering Solutions
Second quarter of 2006 compared with the second quarter of 2005
Our Systems Engineering Solutions segment’s second quarter 2006 sales were $68.9 million, compared with second quarter 2005 sales of $66.2 million, an increase of 4.1%. Second quarter 2006 operating profit was $6.6 million, compared with operating profit of $7.0 million for the second quarter of 2005, a decrease of 5.7%.
Second quarter 2006 sales, compared with the same period of 2005, reflected revenue growth in aerospace and environmental programs. Operating profit in the second quarter of 2006, compared with the same period of 2005, reflected higher segment revenue and a favorable overhead claim settlement of $1.3 million in the second quarter of 2006, compared with a favorable overhead claim settlement of $0.8 million in the second quarter of 2005. These amounts were more than offset by lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins. Segment operating profit was negatively impacted by $0.2 million of stock option compensation expense in the second quarter of 2006 compared with no stock option compensation expense in the second quarter of 2005. Segment operating profit also included pension expense under SFAS No. 87 of $2.3 million in the second quarter of 2006, compared with $1.6 million of pension expense in the second quarter of 2005. Pension expense allocated to contracts pursuant to CAS was $1.9 million in the second quarter of 2006 compared with $1.8 million in the second quarter of 2005.
First six months of 2006 compared with the first six months of 2005
Our Systems Engineering Solutions segment’s first six months 2006 sales were $137.8 million, compared $136.7 million for the first six months of 2005, an increase of 0.8%. The first six months of 2006 operating profit was $12.5 million, compared with operating profit of $14.5 million for the first six months of 2005, a decrease of 13.8%.
Sales for the first six months of 2006, compared with the same period of 2005, reflected revenue growth in aerospace and environmental programs. Operating profit in the first six months of 2006, compared with the same period of 2005, reflected slightly higher segment revenue and a favorable overhead claim settlement of $1.3 million in the first six months of 2006, compared with a favorable overhead claim settlement of $0.8 million in the second quarter of 2005, offset by lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins. Segment operating profit was negatively impacted by $0.4 million of stock option compensation expense in the first six months of 2006 compared with no stock option compensation expense in the first six months of 2005. Segment operating profit also included pension expense under SFAS No. 87 of $4.7 million in the six months of 2006, compared with $3.3 million of pension expense in the first six months of 2005. Pension expense allocated to contracts pursuant to CAS was $4.0 million in the first six months of 2006 compared with $3.7 million in the first six months of 2005.
Aerospace Engines and Components
Second quarter of 2006 compared with the second quarter of 2005
Our Aerospace Engines and Components segment’s second quarter 2006 sales were $57.8 million, compared with second quarter 2005 sales of $53.0 million, an increase of 9.1%. The second quarter 2006 operating profit was $4.9 million, compared with operating profit of $3.4 million in the second quarter of 2005, an increase of 44.1%.
The higher second quarter 2006 sales, compared with the same period of 2005, primarily resulted from higher OEM piston engine, rebuilt engine and spare part sales. Segment operating profit for the second quarter of 2006, compared to the second quarter of 2005, reflected the impact of higher sales, improved operating performance, $0.7 million in lower LIFO expense and lower warranty costs. Turbine engine sales and operating profit for the second quarter of 2006 were unfavorable, compared with the second quarter of 2005, due to lower Harpoon and Improved Tactical Air-Launched Decoy (ITALD) engine sales, partially offset by higher Joint Air-to-Surface Standoff Missile (JASSM) engine sales and research and development sales. Segment operating profit was negatively impacted by $0.1 million of stock option compensation expense in the second quarter of 2006 compared with no stock option compensation expense in the second quarter of 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $0.3 million in both the second quarter of 2006 and the second quarter of 2005.

First six months of 2006 compared with the first six months of 2005
Our Aerospace Engines and Components segment’s sales for the first six months of 2006 were $110.9 million, compared with sales of $99.4 million for the first six months of 2005, an increase of 11.6%. The first six months of 2006 operating profit was $11.2 million, compared with operating profit of $6.7 million for the first six months of 2005, an increase of 67.2%.
The higher sales for the first six months of 2006, compared with the same period of 2005, primarily resulted from higher OEM piston engine and spare part sales. Segment operating profit for the first six months of 2006, compared with the first six months of 2005, reflected the impact of higher sales, improved operating performance, $0.7 million in lower LIFO expense and lower warranty costs. Turbine engine sales and operating profit for the first six months of 2006 were unfavorable, compared with the first six months of 2005, due to lower Harpoon and ITALD engine sales, partially offset by higher JASSM engine sales and research and development sales. Segment operating profit for both the first six months of 2006 and the first six months of 2005, included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million receipt in the first quarter of 2006 was the final payment under the agreement. Segment operating profit was negatively impacted by $0.2 million of stock option compensation expense in the first six months of 2006 compared with no stock option compensation expense in the first six months of 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $0.6 million in the first six months of 2006, compared with $0.5 million for the first six months of 2005.
Teledyne Energy Systems
Second quarter of 2006 compared with the second quarter of 2005
Our Energy Systems segment’s second quarter 2006 sales were $6.0 million, compared with second quarter 2005 sales of $7.6 million, a decrease of 21.1%. Operating profit was $0.2 million for the second quarter of 2006, compared with operating profit of $0.5 million in the second quarter of 2005, a decrease of 60.0%.
The decrease in second quarter 2006 sales, compared with the second quarter of 2005, primarily reflected reduced work on the Multi-Mission Radioisotope Thermoelectric Generator (MMRTG) contract due to moving from the engineering development phase to the product qualification phase. Commercial hydrogen generator sales were also lower for the quarter. Segment operating profit was impacted by the lower sales. Segment operating profit also included pension expense, under SFAS No. 87 of $0.2 million for the second quarter of 2006 compared with $0.1 million for the second quarter of 2005. Pension expense allocated to contracts pursuant to CAS was $0.2 million in the second quarter of 2006 compared with $0.1 million in the second quarter of 2005.
First six months of 2006 compared with the first six months of 2005
Our Energy Systems segment’s sales for the first six months of 2006 were $12.2 million, compared with sales of $14.7 million for the first six months of 2005, a decrease of 17.0%. The first six months of 2006 operating profit was $0.2 million, compared with operating profit of $1.0 million for the first six months of 2005, a decrease of 80.0%.
The decrease in sales for the first six months of 2006, compared with the first six months of 2005, primarily resulted from reduced work on the MMRTG contract due to moving from the engineering development phase to the product qualification phase. Segment operating profit was impacted by the lower government sales and differences in contract fees. Segment operating profit also included pension expense, under SFAS No. 87 of $0.3 million for first six months of 2006, compared with $0.2 million for the first six months of 2005. Pension expense allocated to contracts pursuant to CAS was $0.2 for the first six months of 2006, compared with $0.2 million for the first six months of 2005.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $41.1 million for the first six months of 2006, compared with $31.7 million for the same period of 2005. The higher net cash provided in the first six months of 2006, compared with the first six months of 2005, was primarily due to cash flow from companies acquired since 2004, higher net income and $3.1 million in insurance receipts, partially offset by $1.1 million in higher pension contributions made in 2006. In accordance with SFAS No. 123(R), excess tax benefits of $5.2 million, in the first six months of 2006, for stock option compensation have been classified as a financing cash flow instead of an operating cash flow as in prior years. In the first six months of 2005 cash flow from operations included $2.0 million in excess tax benefits related to stock-based compensation.
Our net cash used by investing activities was $52.5 million for the first six months of 2006, compared with cash used by investing activities of $24.1 million for the first six months of 2005.
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave, a manufacturer of defense microwave components and subsystems, for $10.5 million in cash. Principally located in Carlsbad, California, the business will operate as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems. Teledyne funded the acquisition primarily from borrowings and cash on hand.
In January 2006, we acquired all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Benthos, located in North Falmouth, Massachusetts, is a provider of oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research. Teledyne funded the acquisition primarily from borrowings under its credit facility.
Our net cash used by investing activities for the first six months of 2006 also included a $0.8 million contingent payment in connection with the Cougar acquisition. We expect to make a final payment of $0.8 million in June 2007 in connection with the Cougar acquisition.
Our net cash used by investing activities for the first six months of 2005 reflected $21.9 million paid for the acquisition of the stock of Cougar. Net cash provided by investing activities in 2005 included the receipt of $5.2 million from the March 2005 sale of the assets of STIP-Isco, a German subsidiary. Capital expenditures for the first six months of 2006 and 2005 were $9.2 million and $7.4 million, respectively.
We are in the process of specifically identifying the amount to be assigned to intangible assets for the Benthos and KW Microwave acquisitions. The Company made preliminary estimates as of July 2, 2006, since there was insufficient time between the acquisition date and the end of the second quarter to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of July 2, 2006 for the Benthos acquisition was $19.0 million and $5.7 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of July 2, 2006 for the KW Microwave acquisition was $6.7 million and $2.4 million, respectively. These amounts were based on estimates that are subject to change pending the completion of our internal review and the receipt of third party appraisals.
On July 26, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc. entered into an agreement to acquire Rockwell Scientific Company, LLC (Rockwell Scientific) for $167.5 million in cash, with the sellers retaining certain liabilities. Rockwell Scientific, headquartered in Thousand Oaks, California, is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. The acquisition of Rockwell Scientific, which is 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc. is subject to customary closing conditions, including satisfaction of the requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As part of the acquisition, Rockwell Automation and Rockwell Collins have entered into service agreements to continue funding research performed by Rockwell Scientific. For its fiscal year ended September 30, 2005, Rockwell Scientific had revenue of $114.0 million. Teledyne Technologies expects to fund the acquisition with its amended and restated credit facility.
On July 31, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., entered into an agreement to acquire a majority interest (51%) in Ocean Design, Inc. (ODI) for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Fla., is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications. The closing of the transaction is subject to various conditions.

For a period of twenty business days following the closing of Teledyne Instruments’ investment in ODI, the stockholders of ODI that execute a stockholders’ agreement prior to the closing will have the option to sell their shares to Teledyne Instruments at a price per share equal to Teledyne Instruments’ initial investment in ODI. It is a condition to the closing of the acquisition that 90% of the holders of the ODI common stock, after giving effect to the Teledyne share purchase, become parties to the stockholders’ agreement. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. For its fiscal year ended December 31, 2005, ODI had revenue of $31.6 million. Teledyne Technologies expects to fund the acquisition with its amended and restated credit facility.
On August 4, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., entered into an agreement to acquire CollaborX, Inc. for cash consideration of $17.5 million, less certain transaction-related expenses. The transaction is subject to customary closing conditions. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command. CollaborX had revenue of $13.6 million for its fiscal year ended December 31, 2005. Teledyne Technologies expects to fund the acquisition with its amended and restated credit facility.
Cash used by financing activities for the first six months of 2006 included the repayment of debt of $2.3 million. The first six months of 2005 included the repayment of $11.6 million of debt. The first six months of 2006 included $5.2 million in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $7.1 million and $4.9 million for the first six months of 2006 and 2005, respectively.
Working capital was $180.4 million at July 2, 2006, compared with $154.0 million at January 1, 2006. The increase in working capital was due to higher accounts receivables resulting from higher sales and the timing of customer payments, greater inventory balances due to anticipated sales and the addition of working capital from our recent acquisitions.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the amended and restated credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $28.0 million in 2006, of which $9.2 million has been spent in the first six months of 2006.
Available borrowing capacity under the $280.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $224.1 million at July 2, 2006. Effective July 14, 2006, Teledyne amended and restated its $280.0 million credit facility. The amended credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures.
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

Recent Accounting Pronouncements
On January 2, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections Disclosure,” (SFAS No. 154). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. The adoption of SFAS No. 154 did not have a material impact on the condensed consolidated financial statements of the Company.
In December 2004, the FASB issued SFAS No. 123(R) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the second quarter and first six months of 2006, the Company recorded a total of $1.5 million and $2.9 million, respectively, in its consolidated statements of income for stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No compensation expense related to stock options was recorded in the consolidated statements of income for 2005 or in prior years since it was not required. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.8 million in fiscal year 2006 based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. During the second quarter and first six months of 2006, the total intrinsic value of stock options exercised was $3.2 million and $13.3 million respectively. As of July 2, 2006, there was $9.9 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.7 years. The Company issues shares of common stock upon the exercise of stock options. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005.
We used a combination of the historical volatility of Teledyne’s stock price and the implied volatility based on the price of traded options on Teledyne’s stock to calculate the expected volatility assumption to value stock options. We used our actual stock trading history since January 2001 in the volatility calculation. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.
On January 2, 2006, we adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. The adoption of SFAS No. 151 did not have a material impact on the condensed consolidated financial statements of the Company.

Outlook
Based on its current outlook, the Company’s management believes that third quarter 2006 earnings per share will be in the range of approximately $0.55 to $0.57, compared with the July 2006 estimate of $0.48 to $0.50. The full year 2006 earnings per share outlook is expected to be in the range of approximately $2.11 to $2.15, compared with the April 2006 estimate of $1.90 to $1.95 and the July 2006 estimate of $2.04 to $2.08. The update to the third quarter and full year 2006 outlook, from July 2006 is due to the impact of $0.07 from the reversal of an income tax contingency reserve that was determined to be no longer needed as of July 31, 2006. The Company’s estimated effective income tax rate for 2006 is 34.8% including the impact of the reversal of the income tax contingency reserve.
Our 2006 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2005, the Benthos acquisition in the first quarter of 2006 and the expected closing of the pending Rockwell Scientific acquisition late in the third quarter of 2006... In addition, the company’s full year 2006 earnings per share outlook reflects anticipated expenses, such as intangible asset amortization, following completion of the pending Rockwell Scientific acquisition. Sales of geophysical sensors are currently expected to decline in the third and fourth quarter of 2006, compared with the second quarter of 2006.
The full year 2006 earnings outlook includes approximately $16.4 million ($0.28 per share) in pension expense under SFAS No. 87, or $6.6 million ($0.11 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2005 earnings included $12.7 million ($0.23 per share) in pension expense under SFAS No. 87, or $3.4 million ($0.06 per share) in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The increase in full year 2006 pension expense, compared with full year 2005 pension expense, reflects, in part, the reduction of the discount rate assumption for our defined benefit plan from 6.25% in 2005 to 6.00% in 2006. Our 2006 earnings outlook also reflects $5.8 million ($0.10 per share) in stock option compensation based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as, current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year..
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2006 Full Year Outlook		2005	2004
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, stock option expense and excluding income tax benefit)	$2.25	$2.29	$1.91	$1.39
Pension expense — SFAS No. 87	(0.28)	(0.28)	(0.23)	(0.16)
Pension expense — CAS (b)	0.17	0.17	0.17	0.01

Earnings per share (excluding stock option expense and income tax benefit)	2.14	2.18	1.85	1.24
Stock option expense (c)	(0.10)	(0.10)	—	—
Income tax benefit (d)	0.07	0.07	—	—

Earnings per share — GAAP	$2.11	$2.15	$1.85	$1.24

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Under one of its spin-off agreements, after November 29, 2004, we are able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.

(d)	The 2006 full year outlook reflects an income tax benefit of $2.6 million ($0.07 per share) due to the reversal of an income tax contingency reserve which was determined to be no longer needed on July 31, 2006 due to the expiration of the statute of limitations.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information
From time to time we make, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, pension matters, stock option expense and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, defense electronics, communications, commercial aviation and energy exploration markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of our pension assets.
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
While our growth strategy includes pending and possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. The announced pending acquisitions are subject to conditions to closing and if these conditions are not satisfied or waived prior to closing, then such acquisitions may not occur. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2005 Annual Report on Form 10-K. At July 2, 2006, there were no hedging contracts outstanding.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 2, 2006, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended July 2, 2006, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II  OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 26 for some factors reflected in our 2006 earnings per share guidance.
Item 4. Submission of Matters to a Vote of Security Holders
This information was provided in Teledyne Technologies’ First Quarter 2006 Form 10-Q under Part II Item 4, filed on May 8, 2006.
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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 7, 2006	By: /s/ Dale A. Schnittjer
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