Form 10-Q
period 2006-10-01
TELEDYNE TECHNOLOGIES INC
filed 2006-11-09
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock, $.01 par value per share	34,672,998 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	October 1, 2006	January 1, 2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$27.4	$9.3
Receivables, net	232.0	167.6
Inventories, net	158.3	117.3
Deferred income taxes, net	34.6	25.4
Prepaid expenses and other	16.2	11.9

Total current assets	468.5	331.5

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $196.4 at October 1, 2006 and $181.4 at January 1, 2006	171.5	96.7
Deferred income taxes, net	38.5	42.9
Goodwill, net	301.7	197.0
Acquired intangibles, net	70.8	33.6
Other assets	28.8	26.5

Total Assets	$1,079.8	$728.2

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$99.6	$76.2
Accrued liabilities	143.6	101.1
Current portion of long-term debt and capital lease obligation	4.7	0.2

Total current liabilities	247.9	177.5
Long-term debt and capital lease obligation	253.8	47.0
Accrued pension obligation	27.4	68.2
Accrued postretirement benefits	35.0	22.5
Other long-term liabilities	102.1	87.0

Total Liabilities	666.2	402.2
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 34,666,872 at October 1, 2006 and 33,683,671 at January 1, 2006	0.3	0.3
Additional paid-in capital	184.7	159.4
Retained earnings	266.9	205.5
Accumulated other comprehensive loss	(38.3)	(39.2)

Total Stockholders’ Equity	413.6	326.0

Total Liabilities and Stockholders’ Equity	$1,079.8	728.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2006	2005	2006	2005
Net Sales	$363.6	$295.3	$1,041.9	$896.1
Costs and expenses
Cost of sales	261.3	212.5	743.5	647.0
Selling, general and administrative expenses	70.2	59.4	206.5	175.4

Total costs and expenses	331.5	271.9	950.0	822.4

Income before other income and expense and income taxes	32.1	23.4	91.9	73.7
Other income	0.3	2.7	4.3	5.2
Interest and debt expense, net	(1.4)	(0.9)	(3.6)	(2.6)

Income before income taxes	31.0	25.2	92.6	76.3
Provision for income taxes	8.4	9.5	31.2	28.7

Net income	$22.6	$15.7	$61.4	$47.6

Basic earnings per common share	$0.65	$0.47	$1.79	$1.44

Weighted average common shares outstanding	34.6	33.3	34.3	33.1

Diluted earnings per common share	$0.63	$0.45	$1.73	$1.38

Weighted average diluted common shares outstanding	35.7	34.8	35.4	34.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 1, 2006 AND OCTOBER 2, 2005
(Unaudited — Amounts in millions)

	Nine Months
	2006	2005
Cash flow from operating activities
Net income	$61.4	$47.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20.9	18.5
Disposal of fixed assets	—	0.4
Deferred income taxes	(3.0)	(7.5)
Stock option compensation expense	4.4	—
Excess income tax benefits from stock options	(7.8)	(4.1)

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(23.9)	(22.8)
Increase in inventories	(26.2)	(10.5)
(Increase) decrease in prepaid expenses and other assets	(1.0)	0.1
Increase in accounts payable	14.1	4.4
Increase in accrued liabilities	16.1	0.7
Increase in income taxes payable, net	11.6	14.8
Increase in long-term assets	—	(2.3)
Increase in other long-term liabilities	1.0	25.6
Decrease in accrued pension obligation	(4.3)	(3.1)
Decrease in accrued postretirement benefits	(1.0)	(1.4)
Other operating, net	0.2	(0.3)

Net cash provided by operating activities	62.5	60.1

Cash flow from investing activities
Purchases of property, plant and equipment	(16.3)	(12.3)
Purchase of businesses, net of cash acquired	(255.4)	(54.4)
Proceeds from sale of business and other assets	0.3	8.3

Net cash used by investing activities	(271.4)	(58.4)

Cash flow from financing activities
Borrowings (repayment) of debt, net	208.1	(8.9)
Proceeds from exercise of stock options	11.1	8.6
Excess income tax benefits from stock options	7.8	—

Net cash provided (used) by financing activities	227.0	(0.3)

Increase in cash and cash equivalents	18.1	1.4

Cash and cash equivalents—beginning of period	9.3	11.4

Cash and cash equivalents—end of period	$27.4	$12.8

      The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2006
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of October 1, 2006, and the consolidated results of operations and cash flows for the three months and nine months then ended. The results of operations and cash flows for the period ended October 1, 2006, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2006 presentation.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company expects the adoption of SFAS 158 to decrease stockholders’s equity approximately $25.0 million in December 2006. The adoption of SFAS 158 is not expected to have a material impact to pension expense over the next 5 years.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption may have on the condensed consolidated financial statements.
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
Note 2. Business Combinations and Disposition
On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. acquired Rockwell Scientific Company LLC (Rockwell Scientific) for $167.5 million in cash, with the sellers retaining certain liabilities. At October 1, 2006, total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific and Imaging, LLC. (Teledyne Scientific Company). Headquartered in Thousand Oaks, California, Teledyne Scientific Company is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Prior to the acquisition, Rockwell Scientific was 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc. As part of the acquisition, Rockwell Automation and Rockwell Collins have entered into service agreements to continue funding research performed by Rockwell Scientific. In addition, Teledyne has agreed to license certain intellectual property of Rockwell Scientific to Rockwell Automation and Rockwell Collins. For its fiscal year ended September 30, 2005, Rockwell Scientific had revenue of $114.0 million.
Rockwell Scientific’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Rockwell Scientific had been acquired at the beginning of each fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, including $0.3 million amortizable expense of estimated in-process research and development, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	Third Quarter		Nine Months
(in millions, except per share amounts)	2006	2005	2006	2005
Net sales	$388.6	$328.2	$1,127.9	$988.0
Net income	$21.3	$15.5	$58.2	$44.5
Basic earnings per common share	$0.62	$0.47	$1.70	$1.34
Diluted earnings per common share	$0.60	$0.45	$1.64	$1.29

On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest (51%) in Ocean Design, Inc. (ODI) for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Fla., is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.
For a period of twenty business days following the closing of Teledyne Instruments’ initial investment in ODI, the stockholders of ODI that executed a stockholders’ agreement prior to the closing had the option to sell their shares to Teledyne Instruments at a price per share equal to Teledyne Instruments’ initial investment in ODI. In September 2006, Teledyne Technologies acquired an additional 9.9% of ownership in ODI for $5.8 million, pursuant to this option. At October 1, 2006, total cash paid, including the initial investment and subsequent share purchase, net of cash acquired, was $35.3 million. For its fiscal year ended December 31, 2005, ODI had revenue of $31.6 million. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the formula-determined price, at which time Teledyne Instruments will own all of the ODI shares.
On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (CollaborX) for cash consideration of $17.5 million, less certain transaction-related expenses. At October 1, 2006, total cash paid, including other fees, net of cash acquired was $17.4 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command. CollaborX had revenue of $13.6 million for its fiscal year ended December 31, 2005.
Teledyne funded the three acquisitions primarily from borrowings under its $400.0 million credit facility and cash on hand. Teledyne Technologies also paid $0.8 million for the purchase of assets and liabilities of a cable repair facility in the third quarter of 2006.
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave Corporation (KW Microwave), a manufacturer of defense microwave components and subsystems for $10.5 million in cash. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million. Teledyne funded the acquisition primarily from borrowings under its credit facility and cash on hand. Principally located in Carlsbad, California, the business will operate as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems. KW Microwave reported revenue of approximately $6.7 million for its fiscal year ended December 31, 2005.

On January 27, 2006, Teledyne Technologies acquired all of the outstanding shares of Benthos, Inc. (Benthos) for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Teledyne funded the acquisition primarily from borrowings under its credit facility. Benthos, located in North Falmouth, Massachusetts, provides oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research and also manufactures package inspection systems. Benthos reported revenue of approximately $24.0 million for its fiscal year ended September 30, 2005.
The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2006 (in millions):

Current assets, excluding cash acquired	$59.9
Property, plant and equipment	74.7
Goodwill	103.6
Acquired intangible assets	43.0
Other assets	42.3

Total assets acquired	323.5
Current liabilities	36.4
Other long-term liabilities	32.5

Total liabilities assumed	68.9
Purchase price, net of cash acquired	$254.6

On August 26, 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of RD Instruments, Inc. (RDI). The total purchase price was $36.0 million. At October 2, 2005, total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In addition, Teledyne Technologies recorded a $3.6 million liability to be paid in August 2007. RDI designs and manufactures acoustic Doppler instrumentation. The business operates as Teledyne RD Instruments, Inc. and is based in San Diego, California. Teledyne Technologies funded the acquisition with cash on hand and borrowings under its credit facilities. RDI had sales of approximately $29.0 million for its fiscal year ended December 31, 2004.
On August 26, 2005, Teledyne Technologies announced that Teledyne Isco, Inc., completed the sale of its SWIFT™ assets for net proceeds of $2.9 million. These assets were acquired as part of the Isco acquisition made in 2004. No gain was recorded on the sale and goodwill was reduced by $2.7 million at the time of the sale.
On June 30, 2005, Teledyne Technologies through its wholly owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (Cougar) for a purchase price of $26.5 million. In the third quarter Teledyne Technologies also paid a $0.6 million purchase price adjustment in connection with the acquisition. At October 2, 2005, total cash paid, including other fees and the purchase price adjustment, net of cash acquired was $22.4 million. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.6 million to be paid by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007, of which $0.8 million was paid in the second quarter of 2006. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microwave. Teledyne Technologies funded the acquisition primarily from borrowings under its credit facility. Cougar had sales of approximately $18.1 million for its fiscal year ended August 31, 2004.

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
In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Systems Engineering and Solutions segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets and certain fixed assets for the acquisitions made in 2006. The Company made preliminary estimates as of October 1, 2006, since there was insufficient time between the acquisition date and the end of the third quarter to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the Benthos acquisition was $19.0 million and $5.7 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the KW Microwave acquisition was $6.7 million and $2.4 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the ODI acquisition was $17.2 million and $11.9 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the CollaborX acquisition was $13.9 million and $2.4 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the Rockwell Scientific acquisition was $47.4 million and $19.0 million, respectively. Additionally, included in the preliminary estimate of acquired intangible assets is an estimate of in-process research and development of $0.3 million which was expensed in the third quarter of 2006. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals. Goodwill resulting from the KW Microwave, CollaborX and Rockwell Scientific acquisitions will be deductible for tax purposes.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the third quarter and first nine months of 2006 and 2005 consists of the following (in millions):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Net income	$22.6	$15.7	$61.4	$47.6
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	0.6	(0.2)	0.9	(0.4)

Total other comprehensive gain (loss)	0.6	(0.2)	0.9	(0.4)

Total comprehensive income	$23.2	$15.5	$62.3	$47.2

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Basic earnings per share
Net income	$22.6	$15.7	$61.4	$47.6

Weighted average common shares outstanding	34.6	33.3	34.3	33.1

Basic earnings per common share	$0.65	$0.47	$1.79	$1.44

Diluted earnings per share
Net income	$22.6	$15.7	$61.4	$47.6

Weighted average common shares outstanding	34.6	33.3	34.3	33.1
Dilutive effect of exercise of options outstanding	1.1	1.5	1.1	1.5

Weighted average diluted common shares outstanding	35.7	34.8	35.4	34.6

Diluted earnings per common share	$0.63	$0.45	$1.73	$1.38

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
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the third quarter and first nine months of 2006, the Company recorded a total of $1.5 million and $4.4 million, respectively, in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). In 2006, the Company expects approximately $5.9 million in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as, current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. As of October 1, 2006, there was $7.3 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years. During the third quarter and first nine months of 2006, the total intrinsic value of stock options exercised was $6.7 million and $20.0 million respectively. Cash received from stock option exercises in the third quarter and first nine months of 2006 was $4.0 million and $11.1 million respectively. The excess tax benefit (i.e., the tax deduction in excess of that which would have been recognized had SFAS No. 123(R) been applied in previous periods) for the third quarter and first nine months of 2006 was $2.6 million and $7.8 million respectively. The Company issues shares of common stock upon the exercise of stock options.
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
If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model for stock options granted prior to 2005 and the lattice-based binomial model for stock options granted in 2005, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per share data):

	Third	Nine
	Quarter	Months
	2005	2005
Net income as reported	$15.7	$47.6
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(0.8)	(2.4)

Adjusted net income	$14.9	$45.2

Basic earnings per share
As reported	$0.47	$1.44
As adjusted	$0.45	$1.37

Diluted earnings per share
As reported	$0.45	$1.38
As adjusted	$0.43	$1.31
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

Stock option transactions for Teledyne’s employee stock option plans for the third quarter and first nine months ended October 1, 2006 are summarized as follows:

	2006
	Third Quarter		First Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	2,910,570	$20.23	3,039,311	$16.82
Granted	—	$—	466,063	$32.36
Exercised	(280,318)	$14.33	(862,697)	$12.85
Canceled or expired	—)	$—	(12,425)	$21.50

Ending balance	2,630,252	$20.86	2,630,252	$20.86

Options exercisable at end of period	1,745,047	$16.87	1,745,047	$16.87

Stock option transactions for Teledyne’s non-employee director stock option plan for the third quarter and first nine months ended October 1, 2006 are summarized as follows:

	2006
	Third Quarter		First Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	287,380	$18.73	246,412	$16.33
Granted	8,697	$32.99	49,665	$33.11
Exercised	(690)	$10.86	(690)	$10.86

Ending balance	295,387	$19.17	295,387	$19.17

Options exercisable at end of period	244,960	$16.32	244,960	$16.32

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $16.2 million at October 1, 2006 compared with no cash equivalents at January 1, 2006.

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

Balance at	October 1, 2006	January 1, 2006
Raw materials and supplies	$61.2	$44.7
Work in process	107.3	92.1
Finished goods	14.3	12.2

	182.8	149.0
Progress payments	(0.1)	(8.0)
LIFO reserve	(24.4)	(23.7)

Total inventories, net	$158.3	$117.3

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $17.6 million and $15.4 million at October 1, 2006 and January 1, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $73.1 million and $48.1 million at October 1, 2006 and January 1, 2006, respectively. The increase in accrued liabilities included $21.4 million related companies acquired in 2006. Other long-term liabilities included aircraft product liability reserves of $42.2 million and $33.9 million at October 1, 2006 and January 1, 2006, respectively and deferred compensation liabilities of $17.2 million and $15.3 million at October 1, 2006 and January 1, 2006, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
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

	First Nine Months
	2006	2005
Balance at beginning of year	$10.3	$6.9
Accruals for product warranties charged to expense	6.9	8.2
Cost of product warranty claims	(6.1)	(5.8)
Acquisitions	0.5	0.6

Balance at end of quarter	$11.6	$9.9

Note 9. Income Taxes
The Company’s effective tax rates for the third quarter and first nine months of 2006 were 27.0% and 33.6%, respectively. The effective tax rate for the third quarter of 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter, which includes the previously announced reversal of $2.6 million. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations. The Company’s estimated effective income tax rate for the full year of 2006 is 34.4% including the impact of the reversal of the income tax contingency reserves. The Company’s effective tax rate for the third quarter and first nine months of 2005 was 37.6%.

Note 10. Long-Term Debt and Capital Lease
Effective July 14, 2006, Teledyne amended and restated its $280.0 million credit facility. The amended and restated credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. At October 1, 2006, Teledyne Technologies had $250.0 million outstanding under its $400.0 million credit facility. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $135.5 million at October 1, 2006. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At October 1, 2006, the Company was in compliance with these covenants. Total debt at October 1, 2006, includes the $250.0 million under the $400.0 million credit facility at a weighted average interest rate of 5.8%, a $3.8 million capital lease, of which $0.1 million is current and $4.7 million of other debt, of which $4.6 million is current.
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
At October 1, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $4.9 million, of which approximately $0.2 million is included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. On September 15, 2006, Teledyne Technologies merged the defined benefit pension plan acquired with the acquisition of Rockwell Scientific with its existing defined benefit plan. The Company’s assumed discount rate is 6.00% for 2006, compared with 6.25% in 2005. The Company’s assumed long-term rate of return on plan assets was 8.5% in 2006 and 2005.
Teledyne Technologies’ net periodic pension expense was $4.0 million and $12.2 million for the third quarter and first nine months of 2006, compared with net periodic pension expense of $3.2 million and $9.5 million for the third quarter and first nine months of 2005 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $3.0 million and $7.9 million for the third quarter and first nine months of 2006, compared with $2.3 million and $7.0 million for the third quarter and first nine months of 2005. Under one of its spin-off agreements, since November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans including a plan acquired with the acquisition of Rockwell Scientific that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following tables set forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2006 and 2005 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2006	2005	2006	2005
Service cost — benefits earned during the period	$3.6	$3.5	$10.6	$10.4
Interest cost on benefit obligation	7.9	7.4	23.3	22.2
Expected return on plan assets	(9.2)	(8.6)	(26.8)	(25.9)
Amortization of prior service cost	0.5	0.5	1.5	1.6
Recognized actuarial loss	1.2	0.4	3.6	1.2

Net periodic benefit expense	$4.0	$3.2	$12.2	$9.5

	Third Quarter		Nine Months
Postretirement Benefits	2006	2005	2006	2005
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.3	0.2	0.9	0.8
Recognized actuarial gain	(0.2)	(0.2)	(0.5)	(0.7)

Net periodic benefit expense	$0.1	$—	$0.4	$0.1

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2006(a)	2005	Change	2006(a)	2005	Change
Net sales:
Electronics and Communications	$228.0	$178.9	27.4%	$645.4	$528.9	22.0%
Systems Engineering Solutions	72.3	64.3	12.4%	210.2	201.0	4.6%
Aerospace Engines and Components	55.9	45.7	22.3%	166.7	145.1	14.9%
Energy Systems	7.4	6.4	15.6%	19.6	21.1	(7.1)%

Total net sales	$363.6	$295.3	23.1%	$1,041.9	$896.1	16.3%

Operating profit and other segment income:
Electronics and Communications	$28.0	$20.8	34.6%	$79.1	$61.7	28.2%
Systems Engineering Solutions	6.0	6.8	(11.8)%	18.5	21.3	(13.1)%
Aerospace Engines and Components (b)	3.4	3.1	9.7%	14.6	9.8	49.0%
Energy Systems	0.7	0.4	75.0%	0.9	1.4	(35.7)%

Segment operating profit and other segment income	$38.1	$31.1	22.5%	$113.1	$94.2	20.1%
Corporate expense	(6.0)	(5.2)	15.4%	(18.7)	(15.5)	20.6%
Other income, net	0.3	0.2	50.0%	1.8	0.2	*
Interest expense, net	(1.4)	(0.9)	55.6%	(3.6)	(2.6)	38.5%

Income before income taxes	31.0	25.2	23.0%	92.6	76.3	21.4%
Provision for income taxes(c)	8.4	9.5	(11.6)%	31.2	28.7	8.7%

Net income	$22.6	$15.7	43.9%	$61.4	$47.6	29.0%

(a)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $1.5 million of compensation expense the third quarter of 2006. Of this amount, $0.5 million was recorded as corporate expense and $1.0 million was recorded in the operating segment results. The Company recorded $4.4 million of stock option compensation expense in the first nine months of 2006. Of this amount, $1.6 million was recorded as corporate expense and $2.8 million was recorded in the operating segment results. No compensation expense related to stock options was recorded in 2005.

(b)	The first nine months of 2006 and 2005, include the receipt of $2.5 million and $5.0 million, respectively pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million for 2006 was received in the first quarter and was the final payment under the agreement, while $2.5 million was received in both the first and third quarters of 2005.

(c)	The third quarter and first nine months of 2006 include the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	not meaningful

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
Results of Operations
Third quarter of 2006 compared with the third quarter of 2005
Teledyne Technologies’ third quarter 2006 sales were $363.6 million, compared with sales of $295.3 million for the same period of 2005, an increase of 23.1%. Net income for the third quarter of 2006 was $22.6 million ($0.63 per diluted share) compared with net income of $15.7 million ($0.45 per diluted share) for the third quarter of 2005. The increase in sales for the 2006 period, compared with the same 2005 period, was driven by acquisitions and organic growth. Third quarter of 2006 net income includes $3.3 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations.
The third quarter of 2006, compared with the same period in 2005, reflected higher sales in each operating segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Cougar Components Corporation (Cougar), acquired in June 2005, RD Instruments, Inc. (RDI), acquired in August 2005, the assets of the microwave technical solutions business of Avnet, Inc. acquired in October 2005, Benthos, Inc. (Benthos), acquired in January 2006, the acquisition of certain assets of KW Microwave Corporation (KW Microwave) in April 2006, the initial majority interest (51%) in Ocean Design, Inc. (ODI) on August 16, 2006, CollaborX, Inc. (CollaborX) on August 16, 2006 and Rockwell Scientific Company LLC (Rockwell Scientific) on September 15, 2006. Incremental revenue in the third quarter of 2006 from businesses acquired since the second quarter of 2005 was $28.7 million.
Effective January 2, 2006, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share Based Payment” (SFAS No. 123(R)) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the third quarter of 2006, we recorded a total of $1.5 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No stock option compensation expense was recorded in 2005.
The increase in earnings for the third quarter of 2006, compared with the same period of 2005, primarily reflected improved operating profit in our Electronics and Communication segment. Incremental operating profit in the third quarter of 2006 from businesses acquired since the second quarter of 2005, including synergies, was $1.8 million. The third quarter of 2006 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $4.0 million compared with pretax pension expense of $3.2 million in the third quarter of 2005. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (CAS) was $3.0 million in the third quarter of 2006, compared with pretax pension expense of $2.3 million in the third quarter of 2005.
Cost of sales in total dollars was higher in third quarter of 2006, compared with the third quarter of 2005, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the third quarter of 2006 decreased slightly to 71.9% from 72.0% for the third quarter of 2005 and reflected sales mix differences.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the third quarter of 2006, compared with the third quarter of 2005. This increase primarily reflected the impact of our acquisitions, higher organic sales and the inclusion of $1.5 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Selling, general and administrative expenses for the third quarter of 2006, as a percentage of sales, were 19.3%, compared with 20.1% in the third quarter of 2005, which reflected lower general and administrative expenses, notwithstanding the impact of $1.5 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005 and higher professional fees expense. Corporate expense for the third quarter of 2006, compared with the same period in 2005, was impacted by higher compensation expense including stock option compensation expense and higher professional fee expenses for legal and tax related work.
Other income for the third quarter of 2005 includes the receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Interest expense, net of interest income, was $1.4 million in the third quarter of 2006, compared with $0.9 million for the third quarter of 2005. The increase in net interest expense primarily reflected the impact of higher debt levels and higher average interest rates.
The Company’s effective tax rate for the third quarter of 2006 was 27.0% compared with 37.6% for the third quarter of 2005. The effective tax rate for the third quarter of 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations. Excluding the impact of the reversals the Company’s effective tax rate for the third quarter of 2006 would have been 37.2%.
First nine months of 2006 compared with the first nine months of 2005
Teledyne Technologies’ sales for the first nine months of 2006 were $1,041.9 million, compared with sales of $896.1 million for the same period of 2005, an increase of 16.3%. Net income for the first nine months of 2006 was $61.4 million ($1.73 per diluted share) compared with net income of $47.6 million ($1.38 per diluted share) for the first nine months of 2005. The increase in sales for the 2006 period, compared with the same 2005 period, was driven by acquisitions and organic growth. The first nine months of 2006 includes $3.3 million from the reversal of income tax contingency reserves that were determined to be no longer needed due to the expiration of the applicable statutes of limitations.
The first nine months of 2006, compared with the same period in 2005, reflected higher sales in our Electronics and Communications segment, our Systems Engineering Solutions segment and our Aerospace Engines and Components segment. The higher sales in the Electronics and Communications segment resulted from both organic growth and strategic acquisitions, including Cougar acquired in June 2005, RDI acquired in August 2005, the assets of the microwave technical solutions business of Avnet, Inc. acquired in October 2005, Benthos acquired in January 2006, the acquisition of certain assets of KW Microwave in April 2006, the initial majority interest (51%) in ODI on August 16, 2006, CollaborX on August 16, 2006 and Rockwell Scientific on September 15, 2006. Incremental revenue in the first nine months of 2006 from businesses acquired since 2004 was $75.2 million.
For the first nine months of 2006, we recorded a total of $4.4 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No stock option compensation expense was recorded in 2005.
The increase in earnings for the first nine months of 2006, compared with the same period of 2005, primarily reflected improved operating profit in our Electronics and Communication segment and our Aerospace Engines and Components segment. Incremental operating profit in the first nine months of 2006 from businesses acquired since 2004, including synergies, was $5.0 million. The first nine months of 2006 included pretax pension expense in accordance with the pension requirements of Statement of Financial Accounting Standard (SFAS) No. 87 of $12.2 million compared with pretax pension expense of $9.5 million in the first nine months of 2005. Pension expense allocated to contracts pursuant to CAS was $7.9 million for the first nine months of 2006, compared with $7.0 million for the first nine months of 2005.

Cost of sales in total dollars was higher in the first nine months of 2006, compared with the first nine months of 2005, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the first nine months of 2006 decreased to 71.4% from 72.2% for the first nine months of 2005 and reflected sales mix differences and $1.3 million in lower LIFO expense.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first nine months of 2006, compared with the first nine months of 2005. This increase primarily reflected the impact of higher sales and the inclusion of $4.4 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Selling, general and administrative expenses for the first nine months of 2006, as a percentage of sales, were 19.8%, compared with 19.6% for the first nine months of 2005, which reflected the impact of $4.4 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005 and higher professional fees expense. Corporate expense for the first nine months of 2006, compared with the same period in 2005, was impacted by higher compensation expense including stock option compensation expense and higher professional fee expenses for legal and tax related work.
Other income for both the first nine months of 2006 and 2005 includes the receipt of $2.5 million and $5.0 million, respectively, pursuant the agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Other income in 2006 also includes $1.5 million related to insurance proceeds.
Interest expense, net of interest income, was $3.6 million in the first nine months of 2006, compared with $2.6 million for the first nine months of 2005. The increase in net interest expense primarily reflected the impact of higher debt levels and higher average interest rates.
The Company’s effective tax rate for the first nine months of 2006 was 33.6%, compared with 37.6% for the first nine months of 2005. The effective tax rate for the first nine months of 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter. These reserves were determined to be no longer needed due to the expiration of the applicable statutes of limitations. Excluding the impact of the reversals the Company’s effective tax rate for the first nine months of 2006 would have been 37.2%.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2006(a)	2005	Change	2006(a)	2005	Change
Net sales:
Electronics and Communications	$228.0	$178.9	27.4%	$645.4	$528.9	22.0%
Systems Engineering Solutions	72.3	64.3	12.4%	210.2	201.0	4.6%
Aerospace Engines and Components	55.9	45.7	22.3%	166.7	145.1	14.9%
Energy Systems	7.4	6.4	15.6%	19.6	21.1	(7.1)%

Total net sales	$363.6	$295.3	23.1%	$1,041.9	$896.1	16.3%

Operating profit and other segment income:
Electronics and Communications	$28.0	$20.8	34.6%	$79.1	$61.7	28.2%
Systems Engineering Solutions	6.0	6.8	(11.8)%	18.5	21.3	(13.1)%
Aerospace Engines and Components (b)	3.4	3.1	9.7%	14.6	9.8	49.0%
Energy Systems	0.7	0.4	75.0%	0.9	1.4	(35.7)%

Segment operating profit and other segment income	$38.1	$31.1	22.5%	$113.1	$94.2	20.1%
Corporate expense	(6.0)	(5.2)	15.4%	(18.7)	(15.5)	20.6%
Other income, net	0.3	0.2	50.0%	1.8	0.2	*
Interest expense, net	(1.4)	(0.9)	55.6%	(3.6)	(2.6)	38.5%

Income before income taxes	31.0	25.2	23.0%	92.6	76.3	21.4%
Provision for income taxes(c)	8.4	9.5	(11.6)%	31.2	28.7	8.7%

Net income	$22.6	$15.7	43.9%	$61.4	$47.6	29.0%

(a)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $1.5 million of compensation expense the third quarter of 2006. Of this amount, $0.5 million was recorded as corporate expense and $1.0 million was recorded in the operating segment results. The Company recorded $4.4 million of stock option compensation expense in the first nine months of 2006. Of this amount, $1.6 million was recorded as corporate expense and $2.8 million was recorded in the operating segment results. No compensation expense related to stock options was recorded in 2005.

(b)	The first nine months of 2006 and 2005, include the receipt of $2.5 million and $5.0 million, respectively pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million for 2006 was received in the first quarter and was the final payment under the agreement, while $2.5 million was received in both the first and third quarters of 2005.

(c)	The third quarter and first nine months of 2006 include the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	not meaningful
Electronics and Communications
Third quarter of 2006 compared with the third quarter of 2005
Our Electronics and Communications segment’s third quarter 2006 sales were $228.0 million, compared with third quarter 2005 sales of $178.9 million, an increase of 27.4%. Third quarter 2006 operating profit was $28.0 million, compared with operating profit of $20.8 million in the third quarter of 2005, an increase of 34.6%.
The third quarter 2006 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth in defense electronics was driven by increased sales of traveling wave tubes, connectors and other defense microwave products. Additionally, the third quarter included revenue growth from the acquisition of Rockwell Scientific in September 2006, the acquisition of assets of KW Microwave in April 2006, and the acquisition of assets of the microwave technical solutions business of Avnet, Inc. in October 2005. The revenue growth in electronic instruments was driven by recent acquisitions as well as organic growth. Revenue growth included the acquisition of the majority interest in ODI in August 2006, Benthos, Inc. in January

2006 and RD Instruments, Inc. in August 2005. Organic growth reflected significantly increased sales of geophysical sensors for the energy exploration market and increased sales in the environmental gas monitoring markets. Sales of geophysical sensors are currently expected to decline in the fourth quarter of 2006, compared with the third quarter of 2006. Incremental revenue in the third quarter of 2006 from businesses acquired since the second quarter of 2005 was $26.5 million. Segment operating profit was favorably impacted by revenue from acquisitions and organic growth. Incremental operating profit in the third quarter of 2006, from businesses acquired since the second quarter of 2005, including synergies, was $1.8 million. Segment operating profit was negatively impacted by $0.6 million of stock option compensation expense in the third quarter of 2006 recorded in accordance with the requirements of SFAS No. 123(R). The Company adopted the expense provisions of SFAS No. 123(R) in the first quarter of 2006. No stock option compensation expense was recorded in the third quarter of 2005. Segment operating profit also reflected lower LIFO expense of $0.1 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $1.2 million in the third quarter of 2006, compared with $1.1 million in the third quarter of 2005. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $0.6 million in the third quarter of 2006 and $0.1 million in the third quarter of 2005.
First nine months of 2006 compared with the first nine months of 2005
Our Electronics and Communications segment’s first nine months 2006 sales were $645.4 million, compared with $528.9 million for the first nine months of 2005, an increase of 22.0%. The first nine months of 2006 operating profit was $79.1 million, compared with operating profit of $61.7 million for the first nine months of 2005, an increase of 28.2%.
The 2006 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth in defense electronics was driven by increased sales of traveling wave tubes, connectors and the acquisitions of assets of KW Microwave in April 2006, Cougar in June 2005 and the assets of the microwave technical solutions business of Avnet, Inc. in October 2005. The revenue growth in electronic instruments was primarily driven by recent acquisitions as well as organic growth. Revenue growth included the acquisition of the majority interest in ODI in August 2006, Benthos, Inc. in January 2006 and RD Instruments, Inc. in August 2005 and also reflected increased sales of geophysical sensors for the energy exploration market. Incremental revenue in the first nine months of 2006 from businesses acquired since 2004 was $73.0 million. Segment operating profit was favorably impacted by revenue from acquisitions, as well as organic sales growth. Incremental operating profit in the first nine months of 2006, from businesses acquired since the 2004, including synergies, was $5.1 million. Segment operating profit was negatively impacted by $1.8 million of stock option compensation expense in the first nine months of 2006. No stock option compensation expense was recorded in the first nine months of 2005. The first nine months of 2006 also reflected lower LIFO expense of $0.6 million, compared with the first nine months of 2005. We also recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $3.6 million in the first nine months of 2006, compared with $3.3 million in the first nine months of 2005. Pension expense allocated to contracts pursuant to CAS was $1.3 million in the first nine months of 2006, compared with $0.9 million in the first nine months of 2005.

Systems Engineering Solutions
Third quarter of 2006 compared with the third quarter of 2005
Our Systems Engineering Solutions segment’s third quarter 2006 sales were $72.3 million, compared with third quarter 2005 sales of $64.3 million, an increase of 12.4%. Third quarter 2006 operating profit was $6.0 million, compared with operating profit of $6.8 million for the third quarter of 2005, a decrease of 11.8%.
Third quarter 2006 sales, compared with the same period of 2005, reflected revenue growth in aerospace and environmental programs and included $2.2 million in revenue from the acquisition of CollaborX, Inc. in August 2006. Operating profit in the third quarter of 2006, compared with the same period of 2005, reflected the impact of higher segment revenue and the contribution from CollaborX, however, this was more than offset by lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins, increased subcontract work which carries lower margins and lower margins on an environmental contract. Segment operating profit was impacted by $0.2 million of stock option compensation expense in the third quarter of 2006 compared with no stock option compensation expense in the third quarter of 2005. Segment operating profit also included pension expense under SFAS No. 87 of $2.4 million in the third quarter of 2006, compared with $1.7 million of pension expense in the third quarter of 2005. Pension expense allocated to contracts pursuant to CAS was $2.4 million in the third quarter of 2006 compared with $2.2 million in the third quarter of 2005.
First nine months of 2006 compared with the first nine months of 2005
Our Systems Engineering Solutions segment’s first nine months 2006 sales were $210.2 million, compared $201.0 million for the first nine months of 2005, an increase of 4.6%. The first nine months of 2006 operating profit was $18.5 million, compared with operating profit of $21.3 million for the first nine months of 2005, a decrease of 13.1%.
Sales for the first nine months of 2006, compared with the same period of 2005, reflected revenue growth in aerospace and environmental programs and included $2.2 million in revenue from the acquisition of CollaborX, Inc. in August 2006. Operating profit in the first nine months of 2006, compared with the same period of 2005, reflected higher segment revenue, the contribution from the acquisition of CollaborX and a favorable overhead claim settlement of $1.3 million in the first nine months of 2006, compared with a favorable overhead claim settlement of $0.8 million in the first nine months of 2005, offset by lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins, increased subcontract work which carries lower margins and lower margins on an environmental contract. Segment operating profit was negatively impacted by $0.6 million of stock option compensation expense in the first nine months of 2006 compared with no stock option compensation expense in the first nine months of 2005. Segment operating profit also included pension expense under SFAS No. 87 of $7.1 million in the nine months of 2006, compared with $5.0 million of pension expense in the first nine months of 2005. Pension expense allocated to contracts pursuant to CAS was $6.4 million in the first nine months of 2006 compared with $5.9 million in the first nine months of 2005.

Aerospace Engines and Components
Third quarter of 2006 compared with the third quarter of 2005
Our Aerospace Engines and Components segment’s third quarter 2006 sales were $55.9 million, compared with third quarter 2005 sales of $45.7 million, an increase of 22.3%. The third quarter 2006 operating profit was $3.4 million, compared with operating profit of $3.1 million in the third quarter of 2005, an increase of 9.7%.
The higher third quarter 2006 sales, compared with the same period of 2005, primarily resulted from higher OEM piston engine, rebuilt engine and spare part sales. Segment operating profit for the third quarter of 2006, compared to the third quarter of 2005, reflected the impact of higher sales and improved operating performance, as well as a favorable mix of higher margin sales in the military turbine engine business. Segment operating profit for the third quarter of 2005 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. Turbine engine sales for the third quarter of 2006, compared with the third quarter of 2005, were slightly higher due to higher Harpoon and Improved Tactical Air-Launched Decoy (ITALD) engine sales, and higher research and development sales, mostly offset by lower Joint Air-to-Surface Standoff Missile (JASSM) engine sales and lower demand for Navy trainer aircraft spares. Segment operating profit was impacted by $0.2 million of stock option compensation expense in the third quarter of 2006 compared with no stock option compensation expense in the third quarter of 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $0.3 million in the third quarter of 2006 compared with $0.2 million in the third quarter of 2005.
First nine months of 2006 compared with the first nine months of 2005
Our Aerospace Engines and Components segment’s sales for the first nine months of 2006 were $166.7 million, compared with sales of $145.1 million for the first nine months of 2005, an increase of 14.9%. The first nine months of 2006 operating profit was $14.6 million, compared with operating profit of $9.8 million for the first nine months of 2005, an increase of 49.0%.
The higher sales for the first nine months of 2006, compared with the same period of 2005, primarily resulted from higher OEM piston engine and spare part sales. Segment operating profit for the first nine months of 2006, compared with the first nine months of 2005, reflected the impact of higher sales, improved operating performance, $0.7 million in lower LIFO expense and lower warranty costs. Turbine engine sales and operating profit for the first nine months of 2006 were unfavorable, compared with the first nine months of 2005, due to lower Harpoon, ITALD and JASSM engine sales, partially offset by higher research and development sales. Segment operating profit for the first nine months of 2006 and the first nine months of 2005, included the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million receipt in the first quarter of 2006 was the final payment under the agreement. Segment operating profit was negatively impacted by $0.4 million of stock option compensation expense in the first nine months of 2006 compared with no stock option compensation expense in the first nine months of 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $0.9 million in the first nine months of 2006, compared with $0.7 million for the first nine months of 2005.

Teledyne Energy Systems
Third quarter of 2006 compared with the third quarter of 2005
Our Energy Systems segment’s third quarter 2006 sales were $7.4 million, compared with third quarter 2005 sales of $6.4 million, an increase of 15.6%. Operating profit was $0.7 million for the third quarter of 2006, compared with operating profit of $0.4 million in the third quarter of 2005, an increase of 75.0%.
The increase in third quarter 2006 sales, compared with the third quarter of 2005, primarily reflected higher commercial hydrogen generator sales. Segment operating profit was impacted by the higher sales. Segment operating profit also included pension expense, under SFAS No. 87 of $0.1 million for both the third quarter of 2006 and the third quarter of 2005. No pension expense was allocated to contracts pursuant to CAS in the third quarter of 2006 or the third quarter of 2005.
First nine months of 2006 compared with the first nine months of 2005
Our Energy Systems segment’s sales for the first nine months of 2006 were $19.6 million, compared with sales of $21.1 million for the first nine months of 2005, a decrease of 7.1%. The first nine months of 2006 operating profit was $0.9 million, compared with operating profit of $1.4 million for the first nine months of 2005, a decrease of 35.7%.
The decrease in sales for the first nine months of 2006, compared with the first nine months of 2005, primarily resulted from reduced work on the Multi-Mission Radioisotope Thermoelectric Generator (MMRTG) contract due to moving from the engineering development phase to the product qualification phase. Segment operating profit was impacted by the lower government sales and differences in contract fees. Segment operating profit also included pension expense, under SFAS No. 87 of $0.4 million for first nine months of 2006, compared with $0.3 million for the first nine months of 2005. Pension expense allocated to contracts pursuant to CAS was $0.2 for both the first nine months of 2006 and the first nine months of 2005.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $62.5 million for the first nine months of 2006, compared with $60.1 million for the same period of 2005. The higher net cash provided in the first nine months of 2006, compared with the first nine months of 2005, was primarily due to cash flow from companies acquired since 2004, higher net income and $3.1 million in insurance receipts, partially offset by $2.9 million in higher pension contributions made in 2006 and $4.4 million in higher tax payments. In accordance with SFAS No. 123(R), excess tax benefits of $7.8 million, in the first nine months of 2006, for stock option compensation have been classified as a financing cash flow instead of an operating cash flow as in prior years. In the first nine months of 2005 cash flow from operations included $4.1 million in excess tax benefits related to stock-based compensation.
Our net cash used by investing activities was $271.4 million for the first nine months of 2006, compared with cash used by investing activities of $58.4 million for the first nine months of 2005. The 2006 and 2005 amount included $255.4 million and $54.4 million, respectively, for the purchase of businesses, net of cash acquired.
On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. acquired Rockwell Scientific for $167.5 million in cash, with the sellers retaining certain liabilities. At October 1, 2006, total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific and Imaging, LLC. (Teledyne Scientific Company). Headquartered in Thousand Oaks, California, Teledyne Scientific Company is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Prior to the acquisition, of Rockwell Scientific, was 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc.
As part of the acquisition, Rockwell Automation and Rockwell Collins have entered into service agreements to continue funding research performed by Rockwell Scientific. In addition, Teledyne has agreed to license certain intellectual property of Rockwell Scientific to Rockwell Automation and Rockwell Collins.

On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest (51%) in Ocean Design, Inc. (ODI) for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Fla., is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.
For a period of twenty business days following the closing of Teledyne Instruments’ investment in ODI, the stockholders of ODI that execute a stockholders’ agreement prior to the closing had the option to sell their shares to Teledyne Instruments at a price per share equal to Teledyne Instruments’ initial investment in ODI. In September 2006, Teledyne Technologies acquired an additional 9.9% of ownership in ODI for $5.8 million pursuant to this option. At October 1, 2006, total cash paid, including the initial investment and subsequent share purchase, net of cash acquired was $35.3 million. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. .
On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (CollaborX) for cash consideration of $17.5 million, less certain transaction-related expenses. At October 1, 2006, total cash paid, including other fees, net of cash acquired was $17.4 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command.
Teledyne funded the three acquisitions primarily from borrowings under its $400.0 million credit facility and cash on hand.
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave, a manufacturer of defense microwave components and subsystems, for $10.5 million in cash. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million. Principally located in Carlsbad, California, the business will operate as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems. Teledyne funded the acquisition primarily from borrowings and cash on hand.
On January 27, 2006, we acquired all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Benthos, located in North Falmouth, Massachusetts, is a provider of oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research. Teledyne funded the acquisition primarily from borrowings under its credit facility.
Our net cash used by investing activities for the first nine months of 2006 also included $0.8 million for the purchase of assets and liabilities of a cable repair facility and a contingent payment of $0.8 million in connection with the Cougar acquisition. We expect to make a final payment of $0.8 million in June 2007 in connection with the Cougar acquisition.
Our net cash used by investing activities of $58.4 million for the first nine months of 2005 included $54.4 million for the purchase of businesses, net of cash acquired. In August 2005, we completed the acquisition of RDI for $36.0 million. At October 2, 2005, total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition we recorded a $3.6 million liability to be paid in August 2007. In June 2005, we completed the acquisition of the stock of Cougar for a purchase price of $26.5 million. In the third quarter of 2005, we made a $0.6 million purchase price adjustment payment in connection with the acquisition. At October 2, 2005, total cash paid, including other fees and the purchase price adjustment, net of cash acquired was $22.4 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.6 million to be paid by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007, of which $0.8 million was paid in the second quarter of 2006. Net cash used by investing activities in 2005 included the receipt of $5.4 million from the sale of the assets of STIP-Isco, a German subsidiary and $2.9 million from the sale of SWIFT™ assets. These assets were acquired as part of the Isco acquisition in 2004. In accordance with purchase accounting, no gain was recorded on the sales and goodwill was reduced by $5.0 million. Capital expenditures for the first nine months of 2006 and 2005 were $16.3 million and $12.3 million, respectively.
The Company is in the process of specifically identifying the amount to be assigned to intangible assets and certain fixed assets for the acquisitions made in 2006. The Company made preliminary estimates as of October 1, 2006, since there was insufficient time between the acquisition date and the end of the third quarter to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the Benthos acquisition was $19.0 million and $5.7 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the KW Microwave acquisition was $6.7 million and $2.4 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the ODI acquisition was $17.2 million and $11.9 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the CollaborX acquisition was $13.9 million and $2.4 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of October 1, 2006 for the Rockwell Scientific acquisition was $47.4 million and $19.0 million, respectively. Additionally, included in the preliminary estimate of acquired intangible assets is an estimate of in-process research and development of $0.3 million which was expensed in the third quarter of 2006. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party appraisals.
Cash used by financing activities for the first nine months of 2006 included net borrowings of $208.1 million, primarily to fund acquisitions, partially offset by debt repayments. The first nine months of 2005 included the repayment of $8.9 million of debt. The first nine months of 2006 included $7.8 million in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $11.1 million and $8.6 million for the first nine months of 2006 and 2005, respectively.
Working capital was $220.6 million at October 1, 2006, compared with $154.0 million at January 1, 2006. The increase in working capital was due to higher accounts receivables resulting from higher sales and the timing of customer payments, greater inventory balances due to anticipated sales and the addition of working capital from our recent acquisitions.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the amended and restated credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $28.0 million in 2006, of which $16.3 million has been spent in the first nine months of 2006.
Effective July 14, 2006, Teledyne amended and restated its $280.0 million credit facility. The amended and restated credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At October 1, 2006, the Company was in compliance with these covenants. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $135.5 million at October 1, 2006.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Contractual obligations
During the quarter ended October 1, 2006, we had $250.0 million in long-term debt outstanding under our amended and restated credit facility, which was incurred primarily to fund the purchase price for the acquisitions consummated during the year. We are not required to make payments of principal under this indebtedness until July 2011, assuming we are in compliance with various financial and operating covenants.
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
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company expects the adoption of SFAS 158 to decrease stockholders’s equity approximately $25.0 million in December 2006. The adoption of SFAS 158 is not expected to have a material impact to pension expense over the next 5 years.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption may have on the condensed consolidated financial statements.
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
In December 2004, the FASB issued SFAS No. 123(R) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the third quarter and first nine months of 2006, the Company recorded a total of $1.5 million and $4.4 million, respectively, in its consolidated statements of income for stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No compensation expense related to stock options was recorded in the consolidated statements of income for 2005 or in prior years since it was not required. The adoption of SFAS No. 123R is expected to reduce pretax earnings by approximately $5.9 million in fiscal year 2006 based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. During the third quarter and first nine months of 2006, the total intrinsic value of stock options exercised was $6.7 million and $20.0 million respectively. As of October 1, 2006, there was $7.3 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years. The Company issues shares of common stock upon the exercise of stock options.
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

Outlook
Based on its current outlook, the Company’s management believes that fourth quarter 2006 earnings per share will be in the range of approximately $0.47 to $0.49. The full year 2006 earnings per share outlook is expected to be in the range of approximately $2.20 to $2.22. The Company’s estimated effective income tax rate for 2006 is 34.4% including the impact of the reversal of the income tax contingency reserve. Excluding the reversal of the income tax contingency reserves in the third quarter the Company’s estimated effective income tax rate for 2006 would have been 37.2%.
Our 2006 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2005, the Benthos acquisition in the first quarter of 2006 and the third quarter acquisitions of Rockwell Scientific Company LLC, CollaborX, Inc. and a majority interest in Ocean Design, Inc. The Company’s fourth quarter and full year 2006 earnings per share outlook reflects anticipated expenses, such as intangible asset amortization, from the third quarter acquisitions. In addition, sales of geophysical sensors are currently expected to decline in the fourth quarter of 2006, compared with the third quarter of 2006.
The full year 2006 earnings outlook includes approximately $15.4 million in pension expense under SFAS No. 87, or $4.9 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2005 earnings included $12.7 million in pension expense under SFAS No. 87, or $3.4 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The increase in full year 2006 pension expense reflects, in part, the reduction of the discount rate assumption for the Company’s defined benefit plan from 6.25% in 2005 to 6.00% in 2006. In addition, the current full year 2006 earnings outlook reflects changes to the Company’s pension assets and liabilities resulting from the merger of the Rockwell Scientific Company pension plan with Teledyne Technologies pension plan following the acquisition of Rockwell Scientific Company LLC.
The Company’s 2006 earnings outlook also reflects $5.9 million ($0.10 per share) in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2006 Full Year Outlook		2005	2004
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, stock option expense and excluding income tax benefit)	$2.30	$2.32	$1.91	$1.39
Pension expense — SFAS No. 87	(0.27)	(0.27)	(0.23)	(0.16)
Pension expense — CAS (b)	0.18	0.18	0.17	0.01

Earnings per share (excluding stock option expense and income tax benefit)	2.21	2.23	1.85	1.24
Stock option expense (c)	(0.10)	(0.10)	—	—
Income tax benefit (d)	0.09	0.09	—	—

Earnings per share — GAAP	$2.20	$2.22	$1.85	$1.24

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Under one of its spin-off agreements, after November 29, 2004, we are able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.

(d)	The third quarter of 2006 included the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information
From time to time we make, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option expense and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the semiconductor, defense electronics, communications, commercial aviation and energy exploration markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial airline customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of our pension assets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2005 Annual Report on Form 10-K. At October 1, 2006, there were no hedging contracts outstanding.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of October 1, 2006, we had $250.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $2.5 million, assuming the $250.0 million in debt was outstanding for the full year.

Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 1, 2006, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended October 1, 2006, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
Other than the additional risk factor below, there are no material changes to the risk factors previously disclosed in our 2005 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 30 for some factors reflected in our 2006 earnings per share guidance.
Our indebtedness could materially and adversely affect our business.
As of October 1, 2006, we had $258.5 in total outstanding indebtedness including $250.0 million under our $400.0 million credit facility, a $3.8 million capital lease, of which $0.1 million is current and $4.7 million of other debt, of which $4.6 million is current. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner, which would have a material adverse effect on our business.
Item 6. Exhibits
(a) Exhibits

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 14, 2006 and filed July 17, 2006)

Exhibit 10.2	Purchase Agreement dated as of July 26, 2006, by and among Rockwell Automation, Inc., Rockwell Collins, Inc. and Teledyne Brown Engineering, Inc. (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006 and filed July28, 2006)

Exhibit 10.3	Guarantee of Teledyne Technologies Incorporated relating to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006 and filed July 28, 2006)

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: November 8, 2006	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 14, 2006 and filed July 17, 2006)

Exhibit 10.2
Purchase Agreement dated as of July 26, 2006, by and among Rockwell Automation, Inc., Rockwell Collins, Inc. and Teledyne Brown Engineering, Inc. (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006 and filed July 28, 2006)

Exhibit 10.3
Guarantee of Teledyne Technologies Incorporated relating to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006 and filed July 28, 2006)

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer