Form 10-K
period 2006-12-31
TELEDYNE TECHNOLOGIES INC
filed 2007-03-01
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-15295
Teledyne Technologies Incorporated
(Exact name of registrant as specified in its charter)

Delaware	25-1843385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1049 Camino Dos Rios
Thousand Oaks, California 91360
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (805) 373-4545

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,075.8 million, based on the closing price of a share of Common Stock on June 30, 2006 ($32.76), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 27, 2007, there were 34,847,339 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s proxy statement for its 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

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

Who We Are

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, data acquisition and communications equipment for airlines and business aircraft and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for defense, space and environmental applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, major industrial and communications companies and general aviation companies.

Total sales in 2006 were $1,433.2 million, compared with $1,206.5 million and $1,016.6 million in 2005 and 2004, respectively. Our aggregate segment operating profit and other segment income were $155.3 million, $126.6 million and $89.2 million in 2006, 2005 and 2004, respectively. Approximately 60% of our total sales in 2006 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 47% of these U.S. Government sales were attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. International sales accounted for approximately 21% of total sales in 2006.

Our four business segments and their respective contributions to our total sales in 2006, 2005 and 2004 are summarized in the following table:

Segment	2006	2005	2004

Electronics and Communications	63%	60%	56%
Systems Engineering Solutions	20%	22%	24%
Aerospace Engines and Components	15%	16%	18%
Energy Systems	2%	2%	2%

	100%	100%	100%

We are a Delaware corporation that was spun off from ATI as an independent company on November 29, 1999. In February 2007, our principal executive offices relocated to 1049 Camino Dos Rios, Thousand Oaks, California 91360. Our telephone number is (805) 373-4545.

Strategy

Our strategy continues to emphasize growth in our core markets of defense electronics, instrumentation and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.

Our Recent Acquisitions

During 2006, we engaged in a number of acquisitions intended to expand and strengthen our product and service offerings in our core instrumentation and defense markets.

     Marine Instrumentation

•	On January 27, 2006, we acquired Benthos, Inc. (“Benthos”), a manufacturer of oceanographic products and package inspection systems located in North Falmouth, Massachusetts. This acquisition complements and expands our underwater acoustic product lines, including the cable streamer arrays of hydrophones manufactured by Teledyne Geophysical Instruments for offshore oil and gas exploration and the acoustic Doppler products of Teledyne RD Instruments, Inc. that measure the speed of ocean and river currents as well as surface and underwater vehicles. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million of cash acquired.

•	On August 16, 2006, we acquired an initial majority interest in Ocean Design, Inc. (“ODI”), a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications, headquartered in Daytona Beach, Florida. ODI’s products are closely related to both our expanding line of undersea acoustic instrumentation and to our military high-voltage connectors and cables. In the offshore oil and gas market, ODI’s position in production complements our existing exploration and offshore drilling products. At December 31, 2006, total cash paid, including the initial investment and subsequent share purchase, net of cash acquired was $34.4 million.

     Defense

•	On April 28, 2006, Teledyne Wireless, Inc. acquired assets of KW Microwave Corporation (“KW Microwave”), a manufacturer of defense microwave components and subsystems located in Southern California. The addition of specialized filters bolsters Teledyne Microwave’s multiple function product capabilities. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million.

•	On August 16, 2006, we acquired Colorado Springs, Colorado-based CollaborX, Inc. (“CollaborX”), a provider of government engineering services primarily to the U.S. Air Force and also to select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command. We made this acquisition in order to increase our capability of providing systems engineering services throughout a system’s acquisition lifecycle, from concept development to sustainment and support. At December 31, 2006, total cash paid, including other fees, net of cash acquired was $14.9 million.

•	On September 15, 2006, we acquired Southern California-based Rockwell Scientific Company LLC. (“Scientific Company”), a leading provider of research and development services to the Department of Defense, NASA and major defense and aerospace companies, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. The company’s extensive R&D capabilities for microwave and millimeter-wave semiconductors, RF MEMS and very high speed mixed signal circuits are complementary to several of our business units that manufacture microwave components and subsystems for military radar, electronic warfare and communications systems. We believe that the combination of our existing defense electronics manufacturing capabilities with the acquired advanced imaging technology should accelerate development and production of next generation tactical infrared sensors and subsystems. At December 31, 2006, total cash paid, including other fees, net of $9.5 million of cash acquired was $158.6 million.

Teledyne spent $250.4 million, net of cash acquired, on these acquisitions in 2006.

Each of the acquisitions, except for CollaborX, is part of the Electronics and Communications segment. CollaborX, now Teledyne Brown CollaborX, Inc., is part of the Systems Engineering and Solutions segment.

The results of all of our acquisitions are included in our consolidated financial statements since the respective acquisition dates of the acquired businesses.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our Internet website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, our Corporate Objectives and Guidelines for Employee Conduct, our codes of ethics for financial executives and service providers and the charters of the standing committees of our Board of Directors are available on our website. Our website address is www.teledyne.com.

You will be responsible for any costs normally associated with electronic access, such as usage and telephone charges. Alternatively, if you would like a paper copy of any such Securities and Exchange Commission (“SEC”) report (without exhibits) or document, please write to John T. Kuelbs, Executive Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360, and a copy of such requested document will be provided to you, free of charge.

In April 2006, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to this Form 10-K the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Our Business Segments

Financial information about our business segments can be found in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Electronics and Communications

Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, industrial, commercial aerospace, communications, scientific and medical markets.

Defense Electronics, Products and Services

Traveling Wave Tubes.  Our helix traveling wave tubes are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. Commercial applications for traveling wave tubes include electromagnetic compatibility test equipment and satellite communication terminals for mobile newsgathering.

Microwave Components and Subsystems.  We design, develop, and manufacture RF and microwave components and subassemblies used in aerospace and defense applications, including electronic warfare and radar. With the 2005 acquisition of Cougar Components Corporation (“Cougar”), our products include cascadable amplifiers, voltage-controlled oscillators and microwave mixers. The 2006 acquisition of assets of KW Microwave added RF filters, multiplexers and diplexers.

High Voltage Connectors and Subassemblies.  Through Teledyne Reynolds, Inc., we supply specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications. We also produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System used in the F-15, F-16 and F-18 aircrafts. This system is designed to give military pilots the ability to designate a target just by looking at it.

Microelectronic Modules.  We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication.

Imaging Sensors.  Through Teledyne Imaging Sensors, we design and produce advanced focal plane arrays, sensors, and subsystems covering a broad spectrum of light from below 0.3 micron ultra-violet to 18 micron long-wave infrared. We provide large focal plane array sensors for both military and space-science markets. We are one of two companies selected by the U.S. Army to develop manufacturing processes to support production of third generation dual band infrared imagers designed to allow members of the armed forces to identify threats on the battlefield before the enemy can detect their presence. Our customers rely on us for solutions ranging from standard imaging products to custom products integrated with electronics and optical systems. Teledyne Imaging Sensors also designs and manufactures advanced military laser protection eyewear.

Sequencers.  Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/A-18E/F and F/A-22. We have commenced production under a five-year contract, which began during the fourth quarter of 2006, of the Digital Recovery Sequencer to support the F-15, F-16, F22, F-117, A-10, B-1 and B-2 aircrafts. We also have developed a new sequencer in support of the F-35 Joint Strike Fighter program for which low rate initial production is expected to begin in 2007.

Relays and Switches.  Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to military and aerospace markets.

Research and Development Services.  Through Teledyne Scientific Company, we provide research and engineering services primarily in the areas of electronics, information sciences and materials technology. Our scientific team delivers research and development services and specialty products to military, aerospace and industrial customers.

Electronic Manufacturing Services.  We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment principally from our facility in Tennessee.

     Teledyne Instruments

During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our Systems Engineering Solutions segment, to focus on monitoring and process control instrumentation. Since then, through acquisitions, we have greatly expanded our presence in the marine and environmental instrumentation markets.

Marine Instrumentation.  Historically, we have manufactured geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. We continue to adapt this technology for the military market, where these products can be used to detect submarines, surface ships and torpedoes.

With the acquisitions of RD Instruments, Inc., Benthos and most recently our majority interest in ODI, we have expanded our underwater acoustic and marine instrumentation capabilities. Teledyne RD Instruments, Inc.’s acoustic Doppler current profilers perform precise measurement of currents at varying depths in oceans and rivers, and its Doppler Velocity Logs are used for navigation of civilian and military surface ships and unmanned underwater vehicles and by U.S. Navy divers. Teledyne Benthos manufactures oceanographic products used by the U.S. Navy, energy exploration, oceanographic research and port and harbor security services. Its products include acoustic modems for networked underwater communication, a three-dimensional sidescan sonar system and remotely operated underwater vehicles. ODI manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research and military applications.

Environmental Instrumentation.  As a result of our acquisitions, we offer a wide range of products for environmental monitoring. Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instrumentation for monitoring low levels of gases such as sulfur dioxide, carbon monoxide and ozone in the air we breathe. Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants from industrial stack emissions. Teledyne Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon. Through Teledyne Leeman Labs, we provide inductively coupled plasma laboratory spectrometers that are used by environmental and quality control laboratories to detect low levels of inorganic contaminants in water and other environmental samples.

Teledyne Isco, Inc. (“Teledyne Isco”) produces water quality monitoring products such as wastewater samplers and open channel flow meters. Flow meters detect leaks in sewer systems and monitor run off in storm drains. Teledyne Isco also manufactures chromatography instruments and accessories for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Additionally, Teledyne Isco manufactures chemical separation instrumentation for industrial and research use.

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

Package Inspection Systems.  Since the acquisition of Benthos, under the Taptone® brand, we develop quality control equipment for flexible plastic, glass and other packaging used in the beverage, food and pharmaceutical markets.

Test Services.  We manufacture torque sensors and provide technical services for critical applications such as monitoring valves in nuclear power plants.

  Other Commercial Electronics

Aircraft Information Management.  Our aircraft information management solutions are designed to increase the reliability and efficiency of airline transportation. Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We also provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. Additionally, we provide flight data monitoring services to analyze the acquired data and to drive our flight data visualization and animation products. Our data acquisition systems are certified on the Airbus A320 and A330/340 and Boeing 737-NG and 747-400 aircraft. We estimate that our forward fit market share for such systems was approximately 50% at the end of 2006. In addition, our Aviation Information Solutions (“AIS”) business designs and manufactures aerospace Electronic Flight Bag equipment, networking products, and flight deck and cabin displays.

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

Wireless Transceivers and Amplifiers.  Our line of integrated transceiver modules provides high data rate point-to-point connectivity in cellular telephone infrastructure. We also supply microwave devices used in satellite uplink applications.

Connectors.  We manufacture custom surface mount connectors for applications in computer disk drives and consumer medical electronic devices.

Electronics Equipment and Printed Circuit Card Assembly.  We serve the market for high-mix, low-volume manufacturing of electronic products.

Systems Engineering Solutions

Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., (“TBE”) applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering and integration, advanced technology application, software development, and manufacturing solutions to space, military, environmental and missile defense requirements.

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

We play significant roles in diverse missile defense areas, which include targets and countermeasures, systems engineering, modeling and simulation, test and evaluation, and complex hardware-in-the-loop integration. Our engineering and technological services include systems design, development, integration and testing, with specialization in real-time distributed systems.

During 2006, we continued our long-standing support of several missile defense programs, including the Ground-based Midcourse Defense (“GMD”) Program, Missile Defense Systems Exerciser and, as part of the Lockheed Martin team, the Targets and Countermeasures Program. These programs involve the test and verification of ballistic missile defense system performance on a large number of major programs, including the Airborne Laser, the Kinetic Energy Interceptor, the Ground-based Midcourse Defense, Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”). Additionally, we continue to work on an enhanced test program to support an integrated test lab for the GMD system.

In addition to our missile defense activities, we are supporting several other U.S. Army programs. Supported programs include the Army’s Future Combat System Multifunctional Utility/Logistics and Equipment and Patriot Missile development for the Lower Tier Project Office. Tasking spans complex hardware integration and software testing, verification and validation.

With the 2006 acquisition of CollaborX, we extended our capabilities to include full system acquisition lifecycle support from concept development to sustainment. CollaborX provides engineering services to the U.S. Air Force, U.S. Army, Office of Secretary of Defense, Missile Defense Agency and select military combatant commands such as the U.S. Joint Forces Command, U.S. Strategic Command, and U.S. Northern Command. CollaborX provides the Air Force with operational and systems expertise in the development, test, integration, and fielding of new Command and Control and Intelligence, Surveillance and Reconnaissance capabilities for major Air Force weapons systems. CollaborX’s services complement TBE’s support to the Army and NASA.

     Aerospace

We have been active in U.S. space programs for almost 50 years and continue to be a significant contributor to NASA programs. TBE was awarded NASA’s 2006 George M. Low Award in the Large Business Service Category. This award is NASA’s highest honor recognizing contractor quality and technical performance.

We have played a key role in the International Space Station (“ISS”), and have had various roles in the Space Shuttle program. We supply 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center. As a subcontractor to Lockheed Martin, we also work on the ISS Cargo Mission Contract at the Johnson Space Center. This six-year contract, which began in 2003, involves providing services related to planning, preparation and execution of cargo missions to the ISS.

We are the prime contractor on the Marshall Space Flight Center Systems Development and Operations Support Contract, which provides engineering services and hardware development support for a variety of space activities. We have been the prime contractor for the Propellants, Pressurants and Calibration Services Contract at Marshall Space Flight Center since 1971. Under that contract we furnish management, personnel, equipment and materials to operate and maintain the propellant and pressurant generating systems, storage and distribution systems, as well as management and operation of the calibration facilities at the Marshall Space Flight Center.

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

     Teledyne Solutions, Inc.

Through Teledyne Solutions, Inc., we are a primary Missile Defense systems engineering contractor for the U.S. Army. Teledyne Solutions is a principal prime contractor for the Systems Engineering and Technical Assistance Contract in support of the U.S. Army Space and Missile Defense Command. We also provide engineering and services support to other major Department of Defense customers including the Missile Defense Agency, the Program Executive Office for Missiles and Space, the Defense Threat Reduction Agency, and the U.S. Army Aviation and Missile Command.

Aerospace Engines and Components

Our Aerospace Engines and Components segment focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

     Piston Engines

Principally through Teledyne Continental Motors, Inc., we design, develop and manufacture piston engines, ignition systems, and aftermarket engines and spare parts for general aviation airframe manufacturers and the aftermarket. We are one of two primary worldwide original equipment producers of piston aircraft engines for the general aviation marketplace.

Our current OEM product lines include engines for the Cirrus SR-20 and SR-22, the Diamond C1, Lancair Columbia 350 and 400 series, the Liberty XL2, twin-engine Adam A500, Beech Bonanza and Baron aircraft, Mooney Ovation and Acclaim lines, and the Piper Seneca V twin-engine aircraft.

In addition to the sales of OEM engines, we actively support the replacement aircraft engine aftermarket. Piston aircraft engines have a FAA authorized time between overhauls. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. In addition, through Teledyne Mattituck Services, Inc., located in Long Island, New York, and our Fairhope, Alabama service center, we serve as an aftermarket supplier of overhauled piston engines and engine installations to the general aviation marketplace for both Teledyne Continental Motors and Textron Lycoming aircraft engines.

Through Aerosance, Inc., we developed the first production full authority digital electronic controls for piston aircraft engines. These controls, known as PowerLinktm FADEC (Full Authority Digital Electronic Control), are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management and facilitates electronic-centered maintenance of our engines We have developed and are certifying FADEC-equipped engines targeted at the most popular OEM and aftermarket models of four and six cylinder piston aircraft engines of the general aviation fleet. We continue to believe that these control systems will become standard equipment on selected new aircraft and will be retrofitted on higher-end piston engine general aviation aircraft.

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

In 2006, we continued to work under a contract related to the U.S. Army’s Future Combat System for the development of new and derivative turbine engines for unmanned air vehicles, commonly called UAVs, and other future aircraft.

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

We manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. Our Teledyne Titantm gas generators are used worldwide in electrical power generation plants, semiconductor manufacturing, optical fiber production, chemical processing, specialty metals, float glass and other industrial processes. Historically, our sales of hydrogen generators have been largely to developing countries. Over the last few years, the combination of rising hydrogen prices and weather-induced supply disruptions has increased our sales and sales opportunities in the North American market.

For over 50 years, we have supplied high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided the thermoelectric power systems for the Pioneer 10 and 11 deep-space missions to Jupiter and Saturn and for the Viking 1 and Viking 2 Mars Landers. In 2006, in partnership with Boeing and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy, we completed all of the testing of the Multi-Mission Radioisotope Thermoelectric Generator capable of supporting planetary landing and deep space probe missions. Based on the success of the test phase, we received approval to begin production in 2007 of this generator for potential use to power the Mars Science Laboratory scheduled to launch in 2009.

In conjunction with its thermoelectric power systems for space, we also have ongoing development and prototyping work with NASA on PEM fuel cell stacks and systems. These systems are being developed in support of potential manned and robotic missions to the moon and Mars.

We have a line of fuel cell test stations designed to provide a completely integrated system for fuel cell testing for the PEM fuel cell development market. Our Medusa line of fuel cell test systems provides high quality, simple to use automated test stations for fuel cell and fuel cell stack testing up to 12 kilowatts.

Customers

We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2006, 2005 or 2004.

Approximately 40%, 42%, and 43% of our total sales for 2006, 2005 and 2004, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 30%, 32% and 33% of our total sales for 2006, 2005 and 2004, respectively. In 2006 and 2005, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 4.9% and 5.5% of total sales, respectively. In 2004, our largest program with the U.S. Government was The Boeing Company — Ground-based Midcourse Defense contract, representing 5.4% of total sales. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

	2006	2005	2004
	(In millions)

Electronics and Communications	$249.1	$198.5	$147.3
Systems Engineering Solutions	278.9	260.0	240.4
Aerospace Engines and Components	24.9	32.3	26.0
Energy Systems	16.5	19.8	19.4

Total U.S. Government sales	$569.4	$510.6	$433.1

Our total backlog of confirmed orders was approximately $582.4 million at December 31, 2006, $521.9 million at January 1, 2006 and $471.3 million at January 2, 2005. We expect to fulfill 98% of such backlog of confirmed orders during 2007.

International sales accounted for approximately 21% of total sales in 2006, as compared to 18% in 2005 and 19% in 2004. In 2006 we sold products to customers in over 100 foreign countries. Ninety percent of our sales to foreign customers were made to customers in 25 foreign countries.

Sales and Marketing

Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. As part of on-going acquisition integration efforts, some of our Teledyne Instruments companies continue to consolidate internal sales and servicing efforts.

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

Through Teledyne Technologies International Corp. and other subsidiaries, the Company has established offices in foreign countries to facilitate international sales for various businesses.

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

Research and Development

Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $307.0 million, $291.5 million, and $263.3 million on research and development and bid and proposal costs for 2006, 2005, and 2004, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 83%, 85%, and 88% of total research and development costs for 2006, 2005, and 2004, respectively.

In 2006, approximately 80.2% of the $55.5 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $60.7 million in 2007.

Intellectual Property

While we own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights, which, in the aggregate, are of material importance to our business, our management believes that our business as a whole is not materially dependent upon any one intellectual property or related group of such properties. We own several hundred active patents and are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us. As part of our acquisition of Scientific Company in September 2006, we licensed certain intellectual property of the acquired company to Rockwell Automation and Rockwell Collins.

Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the expiration or termination of these patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition.

Employees

Our total current workforce consists of approximately 7,700 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 290 active employees in Mobile, Alabama under a collective bargaining agreement that expired by its terms on

February 20, 2007. This union also represents approximately 35 of our active employees in Toledo, Ohio under a collective bargaining agreement that expires by its terms on November 10, 2009. We consider our relations with our employees to be good.

Executive Management

Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	65	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne, Mellon Financial Corporation and PPG Industries, Inc.
John T. Kuelbs* Executive Vice President, General Counsel and Secretary	64	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne since September 1, 2005. Prior to that, he was Senior Vice President, General Counsel and Secretary of Teledyne.
Dale A. Schnittjer* Senior Vice President and Chief Financial Officer	62	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company since September 1, 2005. From January 27, 2004 to September 1, 2005, he was Vice President and Chief Financial Officer of Teledyne. He had served as interim Chief Financial Officer since July 7, 2003. Mr. Schnittjer first became a Vice President on December 19, 2001, and had been the Controller of Teledyne from November 29, 1999 to January 27, 2004. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of Teledyne from June 1, 2000 to October 3, 2000.
Susan L. Main* Vice President and Controller	48	Ms. Main has been Vice President and Controller of the Company since March 2004. Prior to joining the Company, Ms. Main served as Vice President Controller of Water Pik Technologies, Inc. from November 29, 1999 to March 2004.
Segment Management:
James M. Link* President, Teledyne Brown Engineering, Inc.	64	Retired Lieutenant General Link has been the President of Teledyne Brown Engineering since July 2001. Prior to that, Mr. Link served as Senior Vice President of Science Applications International Corporation (SAIC) Applied Technology Group in Huntsville, Alabama. Mr. Link is a director of Dewey Electronics Corporation and Superior Bancorp.
Aldo Pichelli* Senior Vice President and Chief Operating Officer, Electronics and Communications Segment	55	Mr. Pichelli has been Senior Vice President and Chief Operating Officer of Teledyne’s Electronics and Communications segment since July 22, 2003. Prior to that, he served as Vice President and General Manager of Teledyne Instruments since its formation in 2001. Prior to that, Mr. Pichelli was the Vice President and General Manager of Teledyne Analytical Instruments.
Bryan L. Lewis President, Teledyne Continental Motors, Inc.	58	Mr. Lewis has been the President of Teledyne Continental Motors for more than five years.
Rhett Ross President, Teledyne Energy Systems, Inc.	42	Mr. Ross has been President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc. Prior to that, he was General Manager of the Teledyne Energy Systems business unit.

Name and Title	Age	Principal Occupations Last 5 Years

Other Officers:
Ivars R. Blukis Chief Business Risk Assurance Officer	64	Mr. Blukis has been Chief Business Risk Assurance Officer since January 22, 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	47	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Shelley D. Green Treasurer	48	Ms. Green has been the Treasurer of Teledyne for more than five years.
Robyn E. McGowan Vice President, Administration and Human Resources and Assistant Secretary	42	Ms. McGowan has been Vice President — Administration and Human Resources of the Company since April 2003 and Vice President — Administration since December 2000. Prior to becoming a Vice President, she served as Director of Administration. She has been an Assistant Secretary of Teledyne since November 29, 1999.
Robert L. Schaefer Associate General Counsel and Assistant Secretary, General Counsel of the Electronics and Communications Segment	61	Mr. Schaefer has been an Associate General Counsel and an Assistant Secretary of Teledyne and the General Counsel of Teledyne’s Electronics and Communications segment for more than five years.
Robert W. Steenberge Vice President and Chief Technology Officer	59	Mr. Steenberge became a Vice President of the Company on February 21, 2006, and has been Teledyne’s Chief Technology Officer for more than five years.
Jason VanWees, Vice President, Corporate Development and Investor Relations	35	Mr. VanWees has been the Vice President, Corporate Development and Investor Relations since February 21, 2006. Prior to that, he was Director of Corporate Development and Investor Relations of Teledyne for more than five years.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Mehrabian and Teledyne have entered into a Second Amended and Restated Employment Agreement dated as of January 24, 2006. The agreement provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement terminates on December 31, 2007, but will automatically be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Under the agreement, Dr. Mehrabian’s annual base salary is $750,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him starting six months following his retirement, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. The number of years for which such annual amount shall be paid will be equal to the number of years of his service to Teledyne (including service to ATI), but not more than 10 years. On January 23, 2007, without amending the Second Amended and Restated Employment Agreement, Teledyne’s Board of Directors asked Dr. Mehrabian to continue to serve as its Chairman, President and Chief Executive Officer through at least December 31, 2009.

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

•	A cash payment equal to three times (in the case of Dr. Mehrabian, Messrs. Kuelbs, Schnittjer and Link and one other executive) or two times (in the case of Mr. Pichelli and nine other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the AIP bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current AIP bonus cycle based on the fraction of the year worked times the AIP target objectives at 120% (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Program awards, assuming applicable goals are met at 120% of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at Teledyne’s expense for a period of up to 36 months (24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by the Company under our Restricted Stock Award Programs.

•	Full vesting under the Company’s pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code.

Item 1A.  Risk Factors.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2006 Annual Report to Stockholders. It is not possible for management to predict all of such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our dependence on revenue from government contracts subjects us to many risks:

Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and accordingly, we have the risk that funding for our existing contracts may be diverted to other uses or delayed.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of

Defense, as prime contractor or subcontractor, represented approximately 40% of our total revenue for 2006, as compared to 42% and 43% of our total revenue for 2005 and 2004, respectively. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations, and financial condition.

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

While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to continue to moderate over the next few years. The continued war on terrorism and the Iraqi situation could result in a diversion of funds from programs in which Teledyne participates. Also, continued defense spending does not necessarily correlate to continued business for us, because not all the programs in which we participate or have current capabilities may be provided with continued funding. Further, the recent changes in the leadership of the U.S. Congress could result over time in reductions in defense spending and further changes in programs in which we participate.

Our Electronics and Communications segment provides a variety of products for newer military platforms such as the F/A-22 and F-35 aircraft. Development and production of these aircraft are very expensive, and there is no guarantee that the Department of Defense, as it balances budget priorities, will continue to provide funding to manufacture and support these platforms. Reallocation of funding priorities within the Department of Defense could also affect repair and spares sales for older military platforms, including, by way of example, sales of our traveling wave tubes for F-15, F-16, F-18, EA-6B, B-52, B-1, C-130 and U-2 aircraft.

Our participation in government programs may decrease or be subject to renegotiation as those programs evolve over time.

Over time and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering’s Ground-based Midcourse Defense program was restructured in 2003 to change the emphasis from a focus on test and evaluation to a focus on deployment and sustainment. This resulted in a nearly 16% decline in revenues from this contract in 2003 compared to 2002 (from $58 million to $49 million). Then, in 2004 and 2005, revenues related to this program totaled approximately $54 million and $51 million, respectively, with the increases over 2003 resulting from unanticipated ground tests. In 2006, revenues related to this program declined to $48 million and are expected to decline further in 2007.

The relocation to Huntsville, Alabama of the Missile Defense Agency or MDA has resulted in the transfer to the MDA of certain missions and functions from the U.S. Army Space and Missile Defense Command or SMDC. We understand that work currently performed under one or more existing SMDC contracts may be transferred to one or more existing or new MDA contracts. Such transfers may require us to recompete for some work currently performed by us, and there is no guarantee that we would maintain historic levels of revenue or profitability if we successfully recompeted. Such changes could affect our Systems Engineering Solutions segment, but it is too early to tell the impact of such changes.

We have been a significant participant in NASA programs, traditionally through our Systems Engineering Solutions segment and more recently through Teledyne Scientific Company. The centerpiece of our current NASA activities is the International Space Station. While we anticipate participating in NASA’s lunar and interplanetary exploration activities, funding for these activities has been reduced as NASA focuses on the completion of the International Space Station and on keeping the Space Shuttle fleet in continuous service, each of which is also facing a tightened budget. These changes could adversely impact us. For example, we have been advised that funding for Teledyne Scientific Company’s anticipated participation in the Microlensed Planet Finder has been cancelled.

We may not be successful in bidding for future contracts.

We obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids accepted. In addition, we may spend substantial amounts of time, money and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us.

Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination-for-convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. During 2006, Teledyne Microwave had two U.S. Government contracts terminated for convenience. We did not have any of our U.S. Government contracts terminated for default during 2006.

We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.

There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (47% in 2006 and 2005, as compared to 43% in 2004). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money if we fail to meet these targets.

Our business is subject to government contracting regulations, and our failure to comply with such laws and regulations could harm our operating results and prospects.

Certain fees under some of our U.S. Government contracts are linked to meeting specified technical, cost and/or schedule targets, including development or testing deadlines. Fees may also be influenced or dependent on the collective efforts and success of other defense contractors over which we had no or limited control.

We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. We have a compliance program designed to surface issues that may lead to voluntary disclosures of contracting irregularities to the U.S. Government. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the unit or division is not a “presently responsible contractor,” that unit or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. In October 2002, we were informed that the U.S. Government had declined to intervene in a lawsuit filed under seal pursuant to the False Claims Act more than five years before. Our Electronic Safety Products unit’s involvement in this civil action is over as a result of favorable court decisions.

Our pension expenses and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial data.

We have a defined benefit pension plan covering most of our employees. At year-end 2006, the value of the combined pension assets was less than our accumulated pension benefit obligation, notwithstanding favorable market conditions and the merger into our pension plan of the overfunded Scientific Company pension plan, which was part of our September 2006 acquisition of Scientific Company. Given our pension plan’s underfunded status, in 2004 we began making required cash contributions to our pension plan. For 2006 and 2005, cash contributions totaled $20.9 million and $15.5 million, respectively, and we currently expect such contributions to be approximately $6.6 million for 2007. The lower contribution level in 2007 is due primarily to the merger into our pension plan of the overfunded Scientific Company pension plan. The accounting rules applicable to our pension plan require that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our pension plan. Any decreases in interest rates, if and to the extent not offset by contributions and asset returns, could also increase our obligations under such plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements.

United States’ and global responses to terrorism, the Iraq situation and nuclear proliferation concerns increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

United States’ and global responses to terrorism, the Iraq situation and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect us. The reaction to Iran’s continuing desire to explore nuclear capabilities could affect adversely oil prices and some of our businesses.

While some of our businesses that provide products or services to the U.S. Government experienced greater demand for their products and services as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. The recent changes in the leadership of the U.S. Congress could also further affect responses and government programs. Government spending could shift to the Department of Defense or Homeland Security programs in which we may not participate or may not have current capabilities and curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs. Government spending could also shift towards non-defense programs in which we do not currently participate, such as medical research programs of the National Institutes of Health.

Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the SARS and bird flu scares. Additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and in turn could adversely affect our Electronics and Communications segment.

Deterioration of financial performance of airlines could result in a reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.

The government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations (including user fees), could lead to an overall decline in air travel and have an adverse affect on our Aerospace Engines and Components segment. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components and our Aerospace

Engines and Components segment. Potential reductions in the need for general aviation aircraft maintenance due to declines in air travel could also adversely affect our Aerospace Engines and Components segment.

Higher oil prices could reduce general aviation air travel, negatively affecting our Aerospace Engines and Components segment. Higher oil prices could also adversely affect commercial airline-related customers of our Electronics and Communications segment. Conversely, higher oil prices could increase oil exploration activities and bolster our marine instrumentation businesses, including Teledyne Geophysical Instruments, Teledyne Benthos. and majority-owned ODI.

Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.

Our growth strategy includes acquisitions. Acquisitions involve various inherent risks, such as:

•	our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial, operating and other synergies anticipated to result from an acquisition;

•	our ability to assess, integrate and implement internal controls of acquired businesses in accordance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	the distraction of management resulting from the need to integrate acquired businesses;

•	increased competition for acquisition targets, which may increase acquisition costs; and

•	unanticipated changes in business and economic conditions affecting an acquired business.

While we conduct financial and other due diligence in connection with its acquisitions and generally seeks some form of protection, including indemnification from a seller and sometimes an escrow of a portion of the purchase price to cover potential issues, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities or escrows may not fully cover such matters, particularly matters identified after a closing.

We also have acquired several private companies, such as Reynolds Industries, Incorporated (“Reynolds”), Cougar, RD Instruments, Inc. and CollaborX. Private companies generally may not have as formal or comprehensive internal controls and compliance systems in place as public companies. While we have required various sellers to take certain compliance actions prior to the closing of an acquisition, including with respect to export controls, and have sought protections in the purchase agreement for such matters, there is no assurance that we have identified all issues or will be fully protected from historic liabilities.

With regard to our five 2006 acquisitions, while these companies’ products and customer base are complementary to some of Teledyne’s existing businesses, there is no assurance that we will achieve all identified financial, operating and marketing synergies. We may also experience problems that arise in entering new markets through acquisitions in which we may have little or no experience.

In connection with acquisitions, we may consolidate one or more acquired facilities with other Teledyne facilities to obtain synergies and cost-savings. For example, in 2006, we relocated, with minimal disruption, the operations of the microwave technical solutions assets acquired from Avnet Inc. to a Teledyne Cougar facility in Sunnyvale, California. On a larger scale, in 2006, we successfully consolidated into a newly leased facility in Poway, California the operations of 2005-acquired Teledyne RD Instruments, Inc., 2005-acquired MGD Technologies, Inc. (now part of Teledyne Isco) and Teledyne Interconnect Devices. We are in the process of adding 2006-acquired Teledyne KW Microwave to such facility. Nonetheless, despite planning, relocation and consolidation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel, application of a new business system software and learning or adaptation of manufacturing processes and techniques. Production delays at a new operating location could result.

As permitted by SEC rules, our current management’s report as to our assessment of the effectiveness of internal controls over financial reporting includes in its scope and coverage our January 2006 acquisition of Benthos, but excludes our other 2006 acquisitions from its scope and coverage. We plan to evaluate more fully the internal controls of these acquired companies in 2007, and implement a formal and rigorous system of internal controls at these acquired companies. We can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.

Our future financial results could be adversely impacted by asset impairment charges.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $313.6 million of goodwill, and have $69.3 million of acquired intangible assets, which includes $11.3 of indefinite-lived intangible assets, out of total assets of $1,060.2 million at December 31, 2006. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, due to a change in strategy or other reason, we determined the value of other assets has been impaired.

We account for the impairment of long-lived assets to be held and used in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that a long-lived asset to be disposed of be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.

In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Although we believe that anticipated cash flows from operations and available borrowings under our $400.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

Our indebtedness could materially and adversely affect our business.

As of December 31, 2006, we had $231.9 million in total outstanding indebtedness, including $216.9 million under our $400 million credit facility. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.

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

We have also been developing new electronic products, including electronic flight bags, high-power millimeter traveling wave tubes and imaging sonar systems, which are intended to access markets in which Teledyne does not currently participate or has limited participation. We may be unsuccessful in accessing these and other new markets if our products do not meet our customers’ requirements, due to changes in either technology and industry standards or because of actions taken by our competitors.

We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner.

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements. Our new products also may not achieve market acceptance or correctly anticipate new industry standards and technological changes. As an example, we have been working to develop high power solid state power amplifiers, which could replace our traveling wave tubes in some applications, and in this area, there is a larger base of potential competitors than for tube amplifiers. As a result, it may be more difficult for our solid state power amplifier products to gain market acceptance.

Additionally, new products may trigger increased warranty costs as such products are tested further by actual usage. Accelerated entry of new products to meet heightened market demand and competitive pressures may cause additional warranty costs as development and testing time periods might be condensed. In 2007, for example, Teledyne Energy Systems, Inc. currently believes it will incur additional warranty costs as it continues to roll out two new hydrogen generation product lines.

Technological change and evolving industry standards could cause certain of our products or services to become obsolete or non-competitive.

The markets for a number of our products and services are generally characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services, or in market demand for products or services based on a particular technology, could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Reynolds’ high voltage connector business could be negatively impacted by marketplace shifts to lower voltage requirements where the number of competitors is larger. Most lighting displays in legacy aircraft use tubes that require high voltage connectors. LED backlights, which are increasingly being used for aircraft lighting displays, have substantially lower voltage requirements.

Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services. For example, a European directive that certain electronic products must not contain impermissible levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls or polybrominated diphenyl ethers, recently took effect on July 1, 2006. As a result, we must make sure that certain of our electronic products sold into European member states comply with this new directive. Although many of our products are exempt from the European directive, we expect that, over time, component manufacturers may discontinue selling components that have the restricted substances. This will, in turn, require us to accommodate changes in parameters, such as the way parts are soldered, and may, in some cases, require redesign of certain products. This could lead to increased costs, which we may not be able to recover from our customers, delays in product shipments and loss of market share to competitors.

The airline industry is heavily regulated and if we fail to comply with applicable requirements, our results of operations could suffer.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products and replacement parts that we sell to our aircraft manufacturing industry customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition and results of operations.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition.

As a manufacturer and distributor of a wide variety of products, including aircraft engines and medical devices, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.

While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is approximately $22.9 million, a decrease from $25.0 million for the prior annual period. Our existing aircraft product liability insurance policy expires on May 31, 2007. Additionally, based on facts and circumstances of claims, we have not always accrued amounts up to the applicable annual self-insured retentions. Additionally, awarded damages could be more than our accruals.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. For example, Teledyne Continental Motors had been engaged in a product recall of piston engine crankshafts as a result of which we recorded a $12.0 million pretax charge in the second quarter of 2000. In 2002, we reached a monetary settlement related to the 2000 recall with two of three companies that manufactured and processed allegedly defective steel subsequently made into aircraft engine crankshafts. We failed to win a jury verdict against a third company involved in making the steel. We continue to pursue cost recovery through litigation against one other materials supplier as a result of the 2000 product recall program. There is no assurance that we will recover any costs.

Through Aerosance, Inc., we have developed electronic controls, known as PowerLink FADEC, for piston aircraft engines that automate many functions requiring manual control, such as fuel flow and power management. While such control systems should improve engine management and facilitate maintenance of engines, we could face additional claims as they become standard equipment on selected new piston engine aircraft or are retrofitted on some piston engine aircraft. New products can trigger additional product liability claims as such products are further tested by actual usage. Additionally, general aviation aircraft crash lawsuits tend to name as defendants manufacturers of a multitude of aircraft-related products as discovery and recoveries are pursued.

We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. We have not incurred material liabilities in connection with these lawsuits. The filings typically do not identify any of our products as a source of asbestos exposure, and we have been dismissed from cases for lack of product identification, but only after some defense costs have been incurred. Also, because of the prominent “Teledyne” name, we may be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. Our historic insurance coverage, including that of its predecessors, may not fully cover such claims and defense of such matters, as coverage depends on the year of purported exposure and other factors. Nonetheless, we intend to defend these claims vigorously. Congress from time to time has considered tort reform to deal with asbestos-related claims, but to date nothing has materialized.

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

As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2007 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. Over the last several years, the number of insurance companies providing general aviation product liability insurance coverage has decreased. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. Our current aircraft product liability insurance policy expires in May 2007 and has an annual self-insured retention of approximately $22.9 million.

To offset aircraft product liability insurance costs, we continue to try to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on its aircraft engines and spare parts. We cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases. Aircraft engines and spare part cost increases, coupled with increased costs of insurance for general aviation aircraft owners, tend to result in decreasing aftermarket sales of our piston engines. This, in turn, leaves our Aerospace Engines and Components segment more dependent on sales to original equipment manufacturers or OEMs, which is more dependent on general economic conditions.

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

Aside from the uncertainties created by external events that can affect insurance coverages, such as the devastating 2005 hurricane season, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. While we have taken steps to improve our claims management process over the last few years, we cannot assure that, for 2007 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years.

Increasing competition could reduce the demand for our products and services.

Although we believe that we have certain advantages that help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically integrated projects. For example, the pending combination of the network activities of Nokia and Siemens could negatively impact our wireless transceivers business. Our general aviation piston engines business could face increasing competition from German-based Thielert Aircraft Engines GmbH as it continues to enter the U.S. market with retrofits and attracts OEMs.

We sell products and services to customers in industries that are cyclical and sensitive to changes in general economic activity.

We develop and manufacture products for customers in the energy exploration market, which has been cyclical and suffered from over capacity in prior years. Strong demand and increased prices for oil and natural gas contributed to substantial revenue growth at Teledyne Geophysical Instruments and ODI since 2003. A cyclical downturn in this market may affect future operating results, particularly given our broader range of marine instrumentation businesses since 2003.

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

We develop and manufacture products for customers in industries that have undergone rapid changes in the past. For example, we manufacture products and provide manufacturing services to companies that serve telecommunications markets. During 2001, many segments of the telecommunications market experienced a dramatic and rapid downturn that resulted in cancellations or deferrals of orders for our products and services. This market, or others that we serve, may exhibit rapid changes in the future and may adversely affect our operating results, or our production levels, or both.

We are subject to the risks associated with international sales.

During 2006, international sales accounted for approximately 21% of our total revenues, as compared to 18% in 2005 and 19% in 2004. We anticipate that future international sales will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs; and

•	exchange rate fluctuations.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. That is, if the U.S. Dollar strengthens against the British Pound Sterling or Eurodollar, our European customers may no longer find our product prices more attractive than European competitors.

Concerns over theft of technology for military uses, nuclear proliferation concerns, terrorism and other factors have resulted in increased export scrutiny of international sales, including some of our products to international customers. There has also been increasing export oversight and regulation of sales to China. Travel restrictions to Middle Eastern and other countries may negatively affect continuing international sales or service revenues from such regions.

Among other things, we are subject to the Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any determination that we have violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations

Compliance with increasing environmental regulations and the effects of potential environmental liabilities could have a material adverse financial effect on us.

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

While we have, as part of its overall risk management program, an environmental management and compliance program applicable to its operating facilities, including a “review and audit” program to monitor compliance where each facility is reviewed and audited by an internal environmental team every three years, such program does not eliminate potential environmental liabilities. In addition, as the Company continues to pursue acquisitions, while it conducts environmental-related due diligence and generally seeks some form of protection, including indemnification from a seller, such acquired companies may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.

For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 15 to Notes to Consolidated Financial Statements.

Increased environmental regulatory monitoring requirements of the air we breathe and water we drink could have a favorable effect on the results of operations or financial condition of our instrumentation businesses, including the sulfur dioxide, carbon monoxide and ozone gas monitoring business of Teledyne Advanced Pollution Instrumentation, Inc. and the water quality monitoring business of Teledyne Isco.

Our inability to attract and retain key personnel could have a material adverse effect on our future success.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical and engineering personnel has become even more competitive as the domestic economy has improved in recent years. Also, our Systems Engineering Solutions segment has already begun to face increasing competition for qualified engineering personnel as a result of the Department of Defense 2005 Base Realignment and Closure (also known as BRAC) decisions, particularly as positions are moved to Huntsville, Alabama over the next several years. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to sell, or exit on acceptable terms, product lines that we determine no longer meet with our growth strategy.

Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. For example, after the June 2004 acquisition of Isco, Inc., we determined that the on-line process control instrumentation business of its German subsidiary was not aligned with our strategy, and in March 2005, we sold this non-strategic business. In 2006, principally because of the decision of a customer to manufacture certain medical products at its facilities in India, we decided to close our contract manufacturing operations in El Rubi, Mexico and are in the process of transferring the remaining operations to our La Mesa, Mexico facility and our Lewisburg, Tennessee facility.

Our ability to dispose of or exit product lines that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic product lines on terms that are acceptable to us, or at all. Also, if the sale of any non-strategic product line cannot be consummated or is not practical, alternative courses of action, including closure, may not be available to us or may be more costly than anticipated.

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

Since the spin-off on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $44.59 per share. At February 27, 2007, our closing stock price was $37.77. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	additional terrorist activities;

•	increased military or homeland defense activities; changes to the Federal budget;

•	changes in the semiconductor, telecommunications, commercial aviation, energy exploration and electronic manufacturing services markets;

•	general market conditions; and

•	general economic factors unrelated to our performance.

The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price.

Our financial statements are based on estimates required by GAAP, and actual results may differ materially from those estimated under different assumptions or conditions.

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, depreciation and amortization, impairment assessments, employee benefits, taxes, aircraft product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.

While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated

goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and may not be detected.

Natural disasters, such as a serious earthquake in California or a major hurricane in Alabama or Florida, could adversely affect our business, results of operations and financial condition.

Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by an earthquake, a hurricane or a tornado. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. Our facilities in Alabama, Florida, Kansas, Nebraska and Tennessee have also been threatened by tornados. While Teledyne Continental Motors’ piston-engines manufacturing facility, located in Mobile, Alabama, Teledyne Geophysical Instruments’ facility in Houston, Texas, and ODI’s facility in Daytona Beach, Florida were relatively fortunate with respect to the building damage and business interruption they suffered during the severe 2005 hurricane season, there can be no assurance that any one of them will be as fortunate in the future. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake loss or if any of our Alabama, Florida, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm or tornado, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal facilities as of February 27, 2007 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment
Defense Electronics, Products and Services
Camarillo, California	Production of focal plane arrays and imaging sensors and subsystems	Leased
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Northridge, California	Development of electronic seat ejection sequencers	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Sunnyvale, California	Development and production of RD and microwave amplifiers and components	Owned and Leased
Thousand Oaks, California	Provision of research and development services	Owned
Tracy, California	Development and production of precision secondary explosive components including initiators and detonators	Leased
Hudson, New Hampshire	Production of printed circuit boards	Owned
Instrumentation Products
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instrumentation	Leased
Poway, California	Development and production of underwater acoustic instrumentation	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Daytona Beach, Florida	Development of subsea, wet-mateable electrical and fiber-optic interconnect systems	Leased
North Falmouth, Massachusetts	Development and production of underwater acoustic instrumentation and package inspection systems	Owned
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of elemental analysis instruments	Leased
Mason, Ohio	Development and production of chemical analysis instruments	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Other Commercial Electronics
Hawthorne, California	Production of electromechanical relays	Owned
Los Angeles, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
Poway, California	Development and production of connectors	Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned

Facility Location	Principal Use	Owned/Leased

Systems Engineering Solutions Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Colorado Springs, Colorado	Provision of engineering services	Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased
Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Redlands, California	Manufacturing of batteries for the general aviation market	Owned
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased
Energy Systems Segment
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of hydrogen gas generators, power generating systems and fuel cell test stations	Leased

We also own or lease facilities and offices elsewhere in the United States and outside the United States, including facilities in: Tijuana, Mexico; Gloucester, Newbury and West Drayton, England; Cumbernauld, Scotland; Singapore; Cwmbran, Wales; Kreuztal, Germany; La Gaude, France; Shanghai, China; and Ottawa, Canada. Our corporate executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360.

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

No matters were submitted to a vote of Teledyne’s stockholders during the fourth quarter of 2006.

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

	High	Low

2005
1st Quarter	$33.50	$26.00
2nd Quarter	$35.00	$25.42
3rd Quarter	$39.54	$32.07
4th Quarter	$37.90	$27.85
2006
1st Quarter	$35.92	$28.88
2nd Quarter	$38.99	$31.02
3rd Quarter	$42.28	$29.10
4th Quarter	$44.59	$38.39
2007
1st Quarter (through February 27, 2007)	$40.73	$36.66

On February 27, 2007, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $37.77 per share. As of February 20, 2007, there were 6,198 holders of record of the Common Stock.

We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. We have reclassified some amounts reported in previous years to conform to our 2006 presentation. These reclassifications did not affect our reported results of operations or stockholders’ equity. Our fiscal year is determined based on a 52 or 53-week convention ending on the Sunday nearest to December 31. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Five-Year Summary of Selected Financial Data

	2006	2005	2004	2003	2002
	(In millions, except per-share amounts)

Sales	$1,433.2	$1,206.5	$1,016.6	$840.7	$772.7
Net income	$80.3	$64.2	$41.7	$29.7	$25.4
Working capital	$216.4	$154.0	$124.4	$129.5	$102.6
Total assets	$1,061.4	$728.2	$624.8	$433.6	$398.9
Long-term debt and capital lease obligations	$230.7	$47.0	$74.4	$—	$—
Stockholders’ equity	$431.8	$326.0	$262.1	$221.0	$176.8
Basic earnings per common share	$2.34	$1.93	$1.29	$0.92	$0.79
Diluted earnings per common share	$2.26	$1.85	$1.24	$0.91	$0.77

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, data acquisition and communications equipment for airlines and business aircraft and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for defense, space and environmental applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, major industrial and communications companies and general aviation companies.

Strategy

Our strategy continues to emphasize growth in our core markets of defense electronics, instrumentation and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.

Recent Acquisitions

During 2006, we engaged in a number of acquisitions intended to expand and strengthen our product and service offerings in our core instruments and defense markets.

Marine Instrumentation

•	On January 27, 2006, we acquired Benthos, Inc. (“Benthos”), a manufacturer of oceanographic products and package inspection systems located in North Falmouth, Massachusetts. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million of cash acquired.

•	On August 16, 2006, we acquired a majority interest in Ocean Design, Inc. (“ODI”), a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications, headquartered in Daytona Beach, Florida. In September 2006, we acquired an additional 9.9% of ownership in ODI. At December 31, 2006, total cash paid, including the initial investment and subsequent share purchase, net of cash acquired was $34.4 million.

Defense

•	On April 28, 2006, Teledyne Wireless, Inc. acquired assets of KW Microwave Corporation (“KW Microwave”), a manufacturer of defense microwave components and subsystems located in Southern California. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million.

•	On August 16, 2006, we acquired Colorado Springs, Colorado-based CollaborX, Inc. (“CollaborX”), a provider of government engineering services primarily to the U.S. Air Force and also to select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command. At December 31, 2006, total cash paid, including other fees, net of cash acquired was $14.9 million.

•	On September 15, 2006, we acquired Southern California-based Rockwell Scientific Company LLC (“Scientific Company”), a leading provider of research and development services to the Department of Defense, NASA and major defense and aerospace companies, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. At December 31, 2006, total cash paid, including other fees, net of $9.5 million of cash acquired was $158.6 million.

Teledyne spent $250.4 million, net of cash acquired, on these acquisitions in 2006.

Each of the acquisitions, except for CollaborX, is part of the Electronics and Communications segment. CollaborX, now Teledyne Brown CollaborX, Inc., is part of the Systems Engineering and Solutions segment. In all acquisitions, the results are included in our consolidated financial statements since their respective dates of acquisition.

Financial Highlights

Our fiscal year is determined based on a 52 or 53-week convention ending on the Sunday nearest to December 31. The following is our financial information for 2006, 2005 and 2004 (in millions, except per-share amounts):

	2006(a)	2005	2004

Sales	$1,433.2	$1,206.5	$1,016.6
Costs and Expenses
Cost of sales	1,020.2	869.6	746.3
Selling, general and administrative expenses	287.9	236.2	203.4

Total costs and expenses	1,308.1	1,105.8	949.7

Income before other income and expense and income taxes	125.1	100.7	66.9
Interest and debt expense, net	(7.4)	(3.5)	(1.9)
Other income (expense), net(b)	4.0	5.8	3.0

Income before income taxes	121.7	103.0	68.0
Provision for income taxes(c)	41.4	38.8	26.3

Net income	$80.3	$64.2	$41.7

Basic earnings per common share	$2.34	$1.93	$1.29

Diluted earnings per common share	$2.26	$1.85	$1.24

(a)	Effective January 2, 2006, the company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $5.9 million of stock option compensation expense for fiscal year 2006. No compensation expense related to stock options was recorded in 2005 or in prior years.

(b)	Fiscal years 2006, 2005 and 2004 include the receipt of $2.5 million, $5.0 million and $2.5 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. No further payments will be received under this agreement.

(c)	Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

We operate in four business segments: Electronics and Communications; Systems Engineering Solutions; Aerospace Engines and Components; and Energy Systems. The segments’ respective contributions as a percentage of total sales for 2006, 2005 and 2004 are summarized in the following table:

	Percentage of Sales
Segment	2006	2005	2004

Electronics and Communications	63%	60%	56%
Systems Engineering Solutions	20%	22%	24%
Aerospace Engines and Components	15%	16%	18%
Energy Systems	2%	2%	2%

	100%	100%	100%

Results of Operations

2006 Compared with 2005

			%
Sales	2006	2005	Change
	(In millions)

Electronics and Communications	$899.4	$717.8	25.3%
Systems Engineering Solutions	283.0	263.7	7.3%
Aerospace Engines and Components	223.9	196.6	13.9%
Energy Systems	26.9	28.4	(5.3)%

Total sales	$1,433.2	$1,206.5	18.8%

			%
Net Income	2006(a)	2005	Change
	(In millions)

Electronics and Communications	$109.3	$84.0	30.1%
Systems Engineering Solutions	24.5	27.5	(10.9)%
Aerospace Engines and Components(b)	20.5	13.5	51.9%
Energy Systems	1.0	1.6	(37.5)%

Segment operating profit and other segment income	155.3	126.6	22.7%
Corporate expense	(27.7)	(20.9)	32.5%
Interest and debt expense, net	(7.4)	(3.5)	111.4%
Other income, net	1.5	0.8	87.5%

Income before taxes(c)	121.7	103.0	18.2%
Provision for income taxes	41.4	38.8	6.7%

Net income	$80.3	$64.2	25.1%

(a)	Effective January 2, 2006, the company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $5.9 million of stock option compensation expense for fiscal year 2006. No compensation expense related to stock options was recorded in 2005 or in prior years.

(b)	Fiscal years 2006 and 2005 include the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(c)	Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

We reported 2006 sales of $1,433.2 million, compared with sales of $1,206.5 million for 2005, an increase of 18.8%. Net income was $80.3 million ($2.26 per diluted share) for 2006, compared with $64.2 million ($1.85 per diluted share) for 2005, an increase of 25.1%.

The increase in sales in 2006, compared with 2005, reflected improvement in our three largest reporting segments. The largest increase in sales was in the Electronic and Communications segment which grew, both organically and through strategic acquisitions made in 2006 and in 2005 including: Cougar Components Corporation (“Cougar”), acquired in June 2005; RD Instruments, Inc. (“RDI”), acquired in August 2005; the assets of the microwave technical solutions business of Avnet, Inc., acquired in October 2005; Benthos, acquired in January 2006; certain assets of KW Microwave acquired in April 2006; the initial majority interest (51%) in ODI, acquired in August 2006; and Scientific Company, acquired in September 2006. The increase in sales for the System Engineering Solutions segment included the acquisition of CollaborX, in August 2006. The incremental increase in revenue in 2006 from businesses acquired since 2004 was $124.8 million.

The increase in segment operating profit and other segment income for 2006, compared with 2005, reflected the impact of higher sales. Operating profit and other segment income was higher in the Electronics and Communications and the Aerospace Engines and Components segments and lower in the System Engineering Solutions and Energy Systems segments. Operating profit in 2006 was negatively impacted by $1.5 million in higher net pension expense compared with 2005. In fiscal year 2006 we also began recording stock option compensation expense compared with no stock option compensation expense recorded in 2005, as noted below. Fiscal year 2006 also included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. compared with $5.0 million received in 2005 pursuant to the agreement. The $25.3 million increase in operating profit in the Electronics and Communications segment, included incremental operating profit from acquisitions and related synergies of $12.4 million.

Effective January 2, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For fiscal year 2006, we recorded a total of $5.9 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Of this amount $2.2 million was recorded as corporate expense and $3.7 million was recorded in the operating segment results. No stock option compensation expense was recorded in 2005.

Cost of sales in total dollars was higher in 2006, compared with 2005, primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2006 included $0.7 million in LIFO expense, compared with $2.1 million in LIFO expense in 2005. Cost of sales as a percentage of sales for 2006 was lower compared with 2005. The lower cost of sales percentage in 2006, primarily reflected a lower cost of sales percentage for recent acquisitions which due to the nature of their business, carry a lower cost of sales percentage than most of Teledyne’s other businesses.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2006, compared with 2005. This increase was primarily due to higher sales, which resulted from organic growth and acquisitions and also included $5.9 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. The increase also reflected higher corporate expense including the impact of stock option compensation expense and higher professional fees expense. Selling, general and administrative expenses for 2006, as a percentage of sales, were higher compared with 2005, and reflected a higher general and administrative expense percentage reflecting the impact of stock option compensation expense and a higher selling expense percentage, partially offset by a slightly lower research and development and bid and proposal expense percentage. The higher selling expense percentage was due to recent acquisitions which, due to the nature of their business, carry a higher selling expense percentage than most of Teledyne’s existing businesses.

Included in operating profit in 2006 was pension expense of $15.4 million, of which $10.5 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts. Included in operating profit in 2005 was pension expense of $12.7 million, of which $9.3 million was recoverable in accordance with U.S. Government CAS. The increase in pension expense in 2006 compared with 2005 reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit plan to 6.00% in 2006 from 6.25% in 2005. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

The Company’s effective tax rate for 2006 was 34.0%, compared with 37.6% for 2005. The lower effective tax rate for 2006, compared with 2005 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

Sales under contracts with the U.S. Government were approximately 40% of sales in 2006 and 42% of sales in 2005. International sales represented approximately 21% in 2006, compared with 18% of sales in 2005.

Total interest expense including credit facility fees and other bank charges was $7.7 million in 2006 and $3.8 million in 2005. Interest income was $0.3 million in both 2006 and 2005. The higher interest expense in 2006 primarily reflected higher outstanding debt levels due to acquisitions and higher average interest rates in 2006 compared with 2005.

Other income for 2006 and 2005 included the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. The $2.5 million received in January 2006 was the final receipt pursuant to the agreement. Fiscal years 2006 and 2005, also include sublease rental income and royalty income in other income.

2005 Compared with 2004

			%
Sales	2005	2004	Change
	(In millions)

Electronics and Communications	$717.8	$567.9	26.4%
Systems Engineering Solutions	263.7	242.2	8.9%
Aerospace Engines and Components	196.6	181.8	8.1%
Energy Systems	28.4	24.7	15.0%

Total sales	$1,206.5	$1,016.6	18.7%

			%
Net Income	2005	2004	Change
	(In millions)

Electronics and Communications	$84.0	$54.4	54.4%
Systems Engineering Solutions	27.5	27.1	1.5%
Aerospace Engines and Components(a)	13.5	6.1	121.3%
Energy Systems	1.6	1.6	—%

Segment operating profit and other segment income	126.6	89.2	41.9%
Corporate expense	(20.9)	(19.8)	5.6%
Interest and debt expense, net	(3.5)	(1.9)	84.2%
Other income, net	0.8	0.5	60.0%

Income before taxes	103.0	68.0	51.5%
Provision for income taxes	38.8	26.3	47.5%

Net income	$64.2	$41.7	54.0%

(a)	Total year 2005 and 2004 includes the receipt of $5.0 million and $2.5 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

We reported 2005 sales of $1,206.5 million, compared with sales of $1,016.6 million for 2004, an increase of 18.7%. Net income was $64.2 million ($1.85 per diluted share) for 2005, compared with $41.7 million ($1.24 per diluted share) for 2004, an increase of 54.0%.

The increase in sales in 2005, compared with 2004, reflected improvement in all four reporting segments. The largest increase in sales was in the Electronic and Communications segment which grew both organically and through strategic acquisitions made in 2005 and in 2004 including: Cougar, acquired in June 2005; RDI, acquired in August 2005; Leeman Labs’ (“Leeman”) assets acquired in February 2004; Isco Inc. (“Isco”), acquired in June 2004; Reynolds Industries, Inc. (“Reynolds”), acquired in July 2004; and Celeritek’s defense assets, acquired in October 2004. The incremental increase in revenue from acquisitions in 2005, compared with 2004, was $100.8 million.

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

Included in operating profit in 2005 was pension expense of $12.7 million, of which $9.3 million was recoverable in accordance with CAS from certain government contracts. Included in operating profit in 2004 was pension expense of $8.7 million, of which $0.5 million was recoverable in accordance with CAS. The increase in pension expense in 2005 compared with 2004, reflects, in part, a reduction in the discount rate assumption for the Company’s defined benefit plan to 6.25% in 2005 from 6.50% in 2004, as well as the decline in the market value of the Company’s pension assets during 2002, 2001 and 2000. Under one of its spin-off agreements, after November 29, 2004, the Company is able to charge pension costs to the U.S. Government under certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

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

Segments

The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2006	2005	2004
	(Dollars in millions)

Sales	$899.4	$717.8	$567.9
Operating profit	$109.3	$84.0	$54.4
Operating profit % of sales	12.2%	11.7%	9.6%
International sales % of sales	29.1%	24.8%	27.6%
Governmental sales % of sales	27.7%	27.7%	25.9%
Capital expenditures	$17.9	$12.5	$12.8

Our Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, commercial aerospace, communications, industrial, scientific and medical markets.

2006 compared with 2005

Our Electronics and Communications segment sales were $899.4 million in 2006, compared with sales of $717.8 million in 2005, an increase of 25.3%. Operating profit was $109.3 million in 2006, compared with $84.0 million in 2005, an increase of 30.1%.

The 2006 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth of $80.0 million in defense electronics was driven by increased sales of traveling wave tubes, connectors and the acquisitions of Scientific Company in September 2006, the assets of KW Microwave in April 2006, the assets of the microwave technical solutions business of Avnet, Inc. in October 2005 and Cougar in June 2005. The increase in revenue from acquisitions in defense electronics products for 2006, compared with 2005, was $51.6 million. The revenue growth of $108.3 million in electronic instruments was primarily driven by recent acquisitions as well as organic growth. Revenue growth included the acquisitions of the majority interest in ODI in August 2006, Benthos in January 2006 and RDI in August 2005 and also reflected increased sales of geophysical sensors for the energy exploration market. The increase in revenue from acquisitions in electronic instruments for 2006, compared with 2005, was $67.3 million. Revenue in avionics and other commercial electronics decreased by $6.7 million and reflected revenue growth in electronic relay products which was more than offset by lower commercial contract manufacturing services. The increase in revenue from all acquisitions for 2006, compared with 2005, was $118.9 million. Incremental operating profit from all acquisitions including synergies for 2006, compared with 2005, was $12.4 million. Segment operating profit was favorably impacted by revenue from acquisitions, as well as organic sales growth. Segment operating profit was negatively impacted by $2.4 million of stock option compensation expense in 2006. No stock option compensation expense was recorded in 2005. Fiscal year 2006 also reflected lower LIFO expense of $0.8 million, compared with fiscal year 2005. We also recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line. Pension expense, in accordance with the pension accounting requirements of

SFAS No. 87, was $3.8 million in 2006, compared with $3.3 million in 2005. Pension expense allocated to contracts pursuant to CAS was $1.6 million in 2006, compared with $1.0 million for 2005.

2005 compared with 2004

Our Electronics and Communications segment sales were $717.8 million in 2005, compared with sales of $567.9 million in 2004, an increase of 26.4%. Operating profit was $84.0 million in 2005, compared with $54.4 million in 2004, an increase of 54.4%.

Sales in 2005, compared with 2004, reflected revenue growth in defense electronic products, electronic instruments and avionics and other commercial electronics. The revenue growth of $79.6 million in defense electronic products was driven by sales of traveling wave tubes, printed circuit card assemblies, the acquisition of Reynolds in July 2004, the acquisition of the defense electronics business of Celeritek, Inc. in October 2004 and the acquisition of Cougar in June 2005. The increase in revenue from acquisitions in defense electronic products for 2005, compared with 2004, was $52.6 million. The revenue growth of $53.0 million in electronic instruments reflected the impact of the acquisition of Isco in June 2004, the acquisition of RDI in August 2005, the acquisition of Leeman’s assets in February 2004 and increased sales of geophysical sensors for the energy exploration market. The increase in revenue from acquisitions in electronic instruments for 2005, compared with 2004, was $48.2 million. The revenue growth of $17.3 million in avionics and other commercial electronics reflected revenue growth in relay products which was driven by sales to the aviation and test and measurement equipment markets and from commercial electronic manufacturing services which had increases in medical sales. The increase in revenue from all acquisitions for 2005, compared with 2004, was $100.8 million. Incremental operating profit from all acquisitions including synergies for 2005, compared with 2004, was $15.1 million. Segment operating profit was favorably impacted by acquisitions and organic sales growth and lower pension expense. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 was $3.3 million for 2005, compared with $6.0 million for 2004. Pension expense allocated to contracts pursuant to CAS was $1.6 million for 2005, compared with no allocations for 2004. Operating profit in 2005 was negatively impacted by a $1.0 million increase in LIFO reserve compared with a $46 thousand increase in 2004.

Systems Engineering Solutions

	2006	2005	2004
	(Dollars in millions)

Sales	$283.0	$263.7	$242.2
Operating profit	$24.5	$27.5	$27.1
Operating profit % of sales	8.7%	10.4%	11.2%
International sales % of sales	0.6%	0.7%	0.1%
Governmental sales % of sales	98.6%	98.6%	99.3%
Capital expenditures	$1.4	$1.3	$1.7

Our Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, and manufacturing solutions to defense, space, environmental, and homeland security requirements.

2006 compared with 2005

Our Systems Engineering Solutions segment sales were $283.0 million in 2006, compared with sales of $263.7 million in 2005, an increase of 7.3%. Operating profit was $24.5 million in 2006, compared with $27.5 million in 2005, a decrease of 10.9%.

Sales for 2006, compared with 2005, reflected revenue growth in aerospace and environmental programs and included $5.9 million in revenue from the acquisition of CollaborX in August 2006. The revenue growth of $8.7 million in aerospace was primarily due to increased support for NASA. The revenue growth of

$4.7 million in environmental programs was primarily due to increased support of the U.S. Army at the Pine Bluff Arsenal. Operating profit for 2006, compared with 2005, reflected higher segment revenue and a favorable overhead claim settlement of $1.3 million in 2006, compared with a favorable overhead claim settlement of $0.8 million in 2005, more than offset by lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins, increased subcontract work which carries lower margins, lower margins on an environmental contract and amortization expenses associated with the acquisition of CollaborX. Segment operating profit was negatively impacted by $0.7 million of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Segment operating profit also included pension expense under SFAS No. 87 of $9.5 million in 2006, compared with $7.7 million of pension expense in 2005. Pension expense allocated to contracts pursuant to CAS was $8.6 million in 2006 compared with $8.0 million in 2005.

2005 compared with 2004

Our Systems Engineering Solutions segment sales were $263.7 million in 2005, compared with sales of $242.2 million in 2004, an increase of 8.9%. Operating profit was $27.5 million in 2005, compared with $27.1 million in 2004, an increase of 1.5%.

Sales for 2005, compared with 2004, reflected revenue growth in core defense, environmental and aerospace programs. Core defense revenue grew by $18.8 million, primarily due to increased Systems Engineering and Technical Assistance (“SETA”) work. The higher operating profit in the 2005, compared with 2004, was primarily the result of higher sales, partially offset by sales mix and rate differences and increased lower profit margin subcontract work in our SETA contracts. Segment operating profit in 2005 included $7.7 million of pension expense, of which $8.0 million was recoverable in accordance with CAS from certain government contracts, compared with $0.8 million of pension expense in 2004, of which $0.5 million was recoverable in accordance with CAS.

Aerospace Engines and Components

	2006	2005	2004
	(Dollars in millions)

Sales	$223.9	$196.6	$181.8
Operating profit	$20.5	$13.5	$6.1
Operating profit % of sales	9.2%	6.9%	3.4%
International sales % of sales	13.2%	18.5%	20.2%
Governmental sales % of sales	11.1%	16.4%	14.3%
Capital expenditures	$6.5	$5.5	$3.2

Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries.

2006 compared with 2005

Our Aerospace Engines and Components segment sales were $223.9 million in 2006, compared with sales of $196.6 million in 2005, an increase of 13.9%. Operating profit was $20.5 million in 2006, compared with $13.5 million in 2005, an increase of 51.9%.

The higher sales for 2006, compared with 2005, primarily resulted from higher OEM piston engine and spare part sales of $31.8 million, partially offset by $4.7 million in lower turbine engine sales. Segment operating profit for 2006, compared with 2005, reflected the impact of higher sales, improved operating performance, $0.7 million in lower LIFO expense and $1.8 million in lower warranty costs. Turbine engine sales and operating profit for 2006 were unfavorable, compared with 2005, due to lower Harpoon and ITALD engine sales and lower J69 spare sales, partially offset by higher research and development sales. Segment operating profit for 2006 and 2005, included the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million receipt in the first quarter of 2006 was the final payment under the agreement. Segment operating profit was negatively impacted by $0.5 million of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $1.2 million in 2006, compared with $0.9 million for 2005.

2005 compared with 2004

Our Aerospace Engines and Components segment sales were $196.6 million in 2005, compared with sales of $181.8 million in 2004, an increase of 8.1%. Operating profit was $13.5 million in 2005, compared with $6.1 million in 2004, an increase of 121.3%.

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

Energy Systems

	2006	2005	2004
	(Dollars in millions)

Sales	$26.9	$28.4	$24.7
Operating profit	$1.0	$1.6	$1.6
Operating profit % of sales	3.7%	5.6%	6.5%
International sales % of sales	31.2%	20.8%	17%
Governmental sales % of sales	61.6%	69.7%	78.5%
Capital expenditures	$0.5	$0.3	$1.1

Our Energy Systems segment, through Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources.

2006 compared with 2005

Our Energy Systems segment sales were $26.9 million in 2006, compared with sales of $28.4 million in 2005, a decrease of 5.3%. Operating income was $1.0 million in 2006, compared with $1.6 million in 2005, a decrease of 37.5%.

The decrease in sales for 2006, compared with 2005, primarily resulted from reduced work on the Multi-Mission Radioisotope Thermoelectric Generator (MMRTG) contract due to moving from the engineering development phase to the product qualification phase. Segment operating profit was impacted by the lower government sales and differences in contract fees. Segment operating profit also included pension expense, under SFAS No. 87 of $0.5 million for 2006 compared with $0.4 million for 2005. Pension expense allocated to contracts pursuant to CAS was $0.3 for both 2006 and 2005.

2005 compared with 2004

Our Energy Systems segment sales were $28.4 million in 2005, compared with sales of $24.7 million in 2004, an increase of 15.0%. Operating income was $1.6 million in both 2005 and 2004.

The increase in sales for 2005, compared with 2004, resulted from the timing of multi-year government contracts, which were awarded in 2003 for fuel cell and thermoelectric power generator work and an increase in commercial hydrogen generator sales. Operating profit for 2005, compared with 2004, was favorably impacted by higher sales, offset by differences in contract fees, employee termination costs and pension expense. Pension expense under SFAS No. 87 was $0.4 million for 2005, compared with $0.1 million for 2004. Pension expense allocated to contracts pursuant to CAS was $0.3 million for 2005, compared with no allocation in 2004.

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements

Our principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2007. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement

Effective July 14, 2006, the Company amended and restated its $280.0 million credit facility. The amended and restated credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 31, 2006, the Company was in compliance with these covenants. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $174.7 million at December 31, 2006. For a description of some terms of our credit facility, see “Financing Activities” on page 46.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 31, 2006. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2012 and
	2007	2008	2009	2010	2011	beyond	Total

Operating lease obligations	$14.5	$12.8	$11.4	$9.8	$7.5	$32.9	$88.9
Long-term debt obligations(a)	1.2	—	—	—	226.9	—	228.1
Capital lease obligations(b)	0.4	0.4	0.4	0.4	0.4	5.0	7.0
Purchase obligations(c)	31.8	2.9	0.8	0.8	—	—	36.3

Total	$47.9	$16.1	$12.6	$11.0	$234.8	$37.9	$360.3

(a)	Includes short-term portion.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

The amounts above exclude our minimum pension plan funding requirements, including those set forth by ERISA, which are $6.6 million in 2007 and $9.8 million in 2008. Our minimum funding requirements after 2006 are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical

Accounting Policy section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2008 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s SFAS No. 87 assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on the Company’s liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.

Pursuant to agreements in connection with our acquisition of a majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s EBITDA for the twelve months preceding each applicable quarter end. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. At December 31, 2006, total cash paid for Teledyne’s interest in ODI, net of cash acquired, was $34.4 million. Based on the formula-determined purchase price as of the quarter ended December 31, 2006, the aggregate amount of funds required to repurchase all the shares held by the remaining minority ODI stockholders would be approximately $22.5 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments.

Operating Activities

In 2006, net cash provided from operations was $78.4 million, compared with $92.3 million in 2005 and $84.9 million in 2004.

The lower net cash provided for 2006, compared with 2005, reflected $14.6 million in higher income tax payments and $3.9 million in higher pension contributions, partially offset by higher net income, cash flow from companies acquired since 2005 and $3.1 million in insurance receipts. Additionally, in accordance with SFAS No. 123(R), $8.6 million of excess tax benefits in 2006 for stock option compensation have been classified as a financing cash flow instead of an operating cash flow as in prior years. In 2005 cash flow from operations included $5.2 million in excess tax benefits related to stock-based compensation.

The higher net cash provided from operations for 2005, compared with 2004, reflected higher net income as well as operating cash flow from acquisitions, partially offset by increased working capital requirements, $11.8 million in higher pension contributions and higher compensation payments made in the first quarter of 2005.

Working Capital

Working capital was $216.4 million at year-end 2006, compared with $154.0 million at year-end 2005. The increase in working capital was primarily due to working capital from recent acquisitions as well as the impact of organic growth. We continue to emphasize improvements in working capital management.

Balance Sheet Changes

The changes in the following selected components of Teledyne balance sheet are discussed below (in millions):

	2006	2005

Accounts receivables, net	$226.1	$167.6
Inventories, net	$155.8	$117.3
Property, plant and equipment, net	$164.8	$96.7
Goodwill, net	$313.6	$197.0
Acquired intangible assets, net	$69.4	$33.6
Accounts payable	$94.1	$76.2
Accrued liabilities — short term	$135.1	$101.1
Long-term debt and capital lease obligations, net of current portion	$230.7	$47.0
Accrued pension obligation	$38.4	$68.2
Other long-term liabilities	$105.7	$87.0

The higher balances in accounts receivables, inventory, property, plant and equipment and accounts payable reflected the impact of businesses acquired in 2006, as well as organic sales growth. Goodwill and acquired intangible assets reflect the impact of acquisitions. The increase in short-term accrued liabilities reflected the impact of businesses acquired in 2006 and also includes a note payable that is now current. The increase in long-term debt and capital lease obligations resulted from debt incurred to acquire businesses in 2006, offset, in part, by available cash flow. The accrued pension obligation decreased primarily as a result of the changes to the company’s pension assets and liabilities resulting from the merger of the Scientific Company pension plan with the Teledyne Technologies pension plan following the acquisition of Scientific Company, as well as pension contributions made in 2006. The increase in other long-term liabilities reflected an increase in the aircraft product liability reserve, higher compensation reserves including deferred compensation, higher interest payable on debt, the impact of businesses acquired in 2006, including the minority interest in ODI, partially offset by notes payable that are now classified as short-term.

Investing Activities

Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

	2006	2005	2004
	(In millions)

Electronics and Communications	$17.9	$12.5	$12.8
Systems Engineering Solutions	1.4	1.3	1.7
Aerospace Engines and Components	6.5	5.5	3.2
Energy Systems	0.5	0.3	1.1
Corporate	0.1	0.2	—

	$26.4	$19.8	$18.8

During 2007, we plan to invest approximately $35.0 million in capital principally to relocate a manufacturing facility, reduce manufacturing costs, introduce new products and upgrade capital equipment. Commitments at December 31, 2006 for capital expenditures were approximately $14.0 million.

Investing activities in 2006 included acquisitions. On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc., acquired Scientific Company for $167.5 million in cash, with the sellers retaining certain liabilities. At December 31, 2006, total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific & Imaging, LLC. Headquartered in Thousand Oaks, California, Scientific Company is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Prior to the acquisition, Scientific Company was 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc. For its fiscal year ended September 30, 2005, Scientific Company had revenue of $114 million.

As part of the acquisition, Rockwell Automation and Rockwell Collins have entered into service agreements to continue funding research performed by Scientific Company. In addition, Teledyne has agreed to license certain intellectual property of Scientific Company to Rockwell Automation and Rockwell Collins.

On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired a majority interest (51%) in ODI for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Florida, is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.

In September 2006, we acquired an additional 9.9% of ownership in ODI for $5.8 million. At December 31, 2006, total cash paid, including the initial investment and subsequent share purchase, net of cash acquired was $34.4 million. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. For its fiscal year ended December 31, 2005, ODI had revenue of $31.6 million.

On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX for cash consideration of $17.5 million, less certain transaction-related expenses. At December 31, 2006, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command. CollaborX had revenue of $13.6 million for its fiscal year ended December 31, 2005.

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

On January 27, 2006, we acquired all of the outstanding shares of Benthos for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Benthos, located in North Falmouth, Massachusetts, is a provider of oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research. Benthos had revenue of $24.0 million for its fiscal year ended September 30, 2005.

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

Our net cash used by investing activities for 2006 also included $0.8 million for the purchase of assets and liabilities of a cable repair facility and a contingent payment of $0.8 million in connection with the Cougar acquisition. We expect to make a final payment of $0.8 million in June 2007 in connection with the Cougar acquisition. We received $0.7 million from the sale of assets in 2006.

Investing activities in 2005 included acquisitions. In August 2005, we completed the acquisition of RDI for $36.0 million. Total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition, we assumed debt obligations of $2.0 million. In addition, we recorded a $3.6 million liability to be paid in August 2007. RDI had sales of approximately $29.0 million for its fiscal year ended

December 31, 2004. In the fourth quarter of 2005, we purchased the minority interest of a subsidiary owned by RDI for a cash payment of $1.7 million.

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

Investing activities in 2004 included five acquisitions. On December 31, 2003, we acquired the electronic warfare business of Filtronic Solid State for $12.0 million in cash. Solid State’s electronic warfare business had sales of approximately $12.5 million for the fiscal year ended May 2003. In February 2004, we acquired Leeman’s assets for $8.1 million in cash which includes a purchase price adjustment. Leeman had sales of approximately $8.6 million for the fiscal year ended September 30, 2003. In June 2004, we completed the acquisition of the stock of Isco for $16.00 per share in cash or $93.8 million net of cash acquired. We sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. We assumed $2.9 million in long-term debt as part of the Isco acquisition. Isco had sales of approximately $60.8 million for the fiscal year ended July 25, 2003. On July 2, 2004, we acquired Reynolds for $41.2 million in cash which includes a purchase price adjustment and is net of cash acquired. We assumed a $3.9 million capital lease as part of the Reynolds acquisition. Reynolds had sales of approximately $35.0 million for the fiscal year ended April 30, 2004. On October 22, 2004, we acquired the defense electronics business of Celeritek, Inc. for $32.7 million in cash, which includes the receipt of a purchase price adjustment. The defense electronics business of Celeritek, Inc. had sales of approximately $19.7 million for the fiscal year ended March 31, 2004.

In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Systems Engineering and Solutions segment. The Company has completed the process of specifically identifying the amount to be assigned to intangible assets for the Benthos and KW Microwave acquisitions. The amount of goodwill and acquired intangible assets recorded for the Benthos acquisition was $19.0 million and $6.5 million, respectively. The amount of goodwill and acquired intangible assets recorded for the KW Microwave acquisition was $7.0 million and $2.1 million, respectively. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as, certain assets and liabilities for the CollaborX, ODI and Scientific Company acquisitions made in 2006. The Company made preliminary estimates as of December 31, 2006, since there was insufficient time between the acquisition date and the end of the year to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the Scientific Company acquisition was $60.1 million and $19.0 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party valuations and appraisals. Goodwill resulting from the KW Microwave, CollaborX and Scientific Company acquisitions will be deductible for tax purposes.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2006 (in millions):

Current assets, excluding cash acquired	$61.2
Property, plant and equipment	66.0
Goodwill	116.4
Intangible assets	43.5
Other assets	21.5

Total assets acquired	308.6
Current liabilities, including short-term debt	37.1
Long-term debt	1.9
Other long-term liabilities	17.6

Total liabilities assumed	56.6

Purchase price, net of cash acquired	$252.0

Financing Activities

Cash provided by financing activities for 2006 reflected net borrowings, primarily under our revolving credit agreement, to acquire businesses. Cash used in financing activities for 2005 reflected the payment of long-term debt. Cash provided by financing activities for 2004 reflected net borrowings under the revolving credit agreement. Fiscal years 2006, 2005 and 2004 all reflect proceeds from the exercise of stock options. Fiscal year 2006 included $8.6 million in excess tax benefits related to stock-based compensation. In 2005 and 2004, excess tax benefits of $5.2 million and $2.5 million, respectively, related to stock-based compensation were classified as an operating cash flow.

Effective July 14, 2006, the Company amended and restated its $280.0 million credit facility. The amended and restated credit facility has lender commitments of $400.0 million and expires in July 2011. At year-end 2006, we had $174.7 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (“LIBOR”), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at year-end 2006 includes $216.9 million outstanding under the $400.0 million credit facility, $10.0 million outstanding under the two $5.0 million uncommitted bank facilities and $1.2 million in other debt. The amounts outstanding under the two uncommitted bank facilities are classified as long term on the balance sheet as the Company has the ability and the intent to repay these using its $400.0 million credit facility, if necessary. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At year-end 2006, Teledyne had $8.4 million in outstanding letters of credit.

Pension and Postretirement Plans

In connection with our November 29, 1999 spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated, a defined benefit pension plan was established and Teledyne assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan. As of January 1,

2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the company’s existing defined benefit plan. Currently, Teledyne anticipates making an after-tax cash contribution of approximately $4.0 million to its pension plans in 2007 before recovery from the U.S. Government. Net after tax pension cash generation, after taking into consideration recovery of pension costs under certain government contracts in accordance with CAS from the U.S. Government is expected to be approximately $2.1 million in 2007.

Effective for year-end 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires companies to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. In accordance with the requirements of SFAS No. 158, the Company has a $43.4 million non-cash reduction to stockholders’ equity and a long-term additional liability of $71.3 million at year-end 2006. Prior to 2006, SFAS No. 87, requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. In accordance with the requirements of SFAS No. 87, the Company had a $38.9 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $5.3 million and a long-term additional pension liability of $69.0 million at year-end 2005. The adjustments to equity did not affect net income and are recorded net of deferred taxes. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Other Matters

Income Taxes

The Company’s effective tax rate for 2006 was 34.0%, compared with 37.6% for 2005 and 38.7% for 2004. The lower effective tax rate for 2006, compared with 2005, primarily reflected the impact of the reversal of income tax contingency reserves of $3.3 million in the third quarter. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. The lower effective tax rate for 2005, compared with 2004, primarily reflected the revaluation of deferred tax assets in 2004 due to the impact state income taxes rates. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 31, 2006 will be realized.

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

Hedging Activities; Market Risk Disclosures

We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2006 or 2005. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of December 31, 2006, we had

$216.9 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $2.2 million, assuming the $216.9 million in debt was outstanding for the full year. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

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

Our Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation, as is one of our other directors. Another of our directors is a former chief executive officer and director of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and its affiliates are effected under normal commercial terms, and we believe that our relationships with Mellon Bank, N.A. and its affiliates are arms-length. Mellon Bank, N.A. is one of ten lenders under our $400.0 million credit facility, having committed up to $45.0 million under the facility. It also provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan and through its affiliates and subsidiaries provides asset management and transition management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders rights plan.

Environmental

We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $5.1 million at December 31, 2006 and $3.5 million at January 1, 2006. The increase was primarily due to acquisitions. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 40% of total sales in 2006, 42% of total sales in 2005 and 43% of total sales in 2004. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 30%, 32% and 33% of total sales for 2006, 2005 and 2004, respectively.

Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to moderate over the next few years. Notwithstanding the recent increase in U.S. defense spending, delays or declines in U.S. military expenditures in the programs in which we participate could adversely affect our business, results of operations and financial condition.

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

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 31, 2006 and January 1, 2006:

Reserves and Valuation Accounts(a)

	2006	2005
	(In millions)

Allowance for doubtful accounts	$2.7	$2.1
LIFO reserves	$24.4	$23.7
Other inventory reserves	$22.8	$18.7
Aircraft product liability reserves(b)	$46.9	$37.1
Workers’ compensation and general liability reserves(b)	$10.6	$7.6
Warranty reserves	$11.4	$10.3
Environmental reserves(b)	$5.1	$3.5
Other accrued liability reserves(b)	$3.8	$4.8

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.

Some of the Company’s products are subject to specified warranties and the company provides for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2006	2005	2004

Balance at beginning of year	$10.3	$6.9	$6.0
Accruals for product warranties charged to expense	9.7	9.6	3.5
Cost of product warranty claims	(9.1)	(6.8)	(3.4)
Acquisitions	0.5	0.6	0.8

Balance at year-end	$11.4	$10.3	$6.9

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

Contract Revenue Recognition and Contract Estimates

Commercial sales and sales from U.S. Government fixed-price type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain U.S. Government fixed-price type contracts that require substantial performance over a long time period (one or more years) before shipments begin, in accordance with the requirements of American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues may be recorded based upon attainment of scheduled performance milestones which could be time, event or expense driven. In these few instances, invoices are submitted to the customer under a contractual agreement and payments are made by the customer. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned.

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires that the Company make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, sometimes over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and funding estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. These types of contracts and estimates are most frequently related to our sales to the U.S. Government. For our sales to the U.S. Government in 2006, 2005 and 2004, operating income as a percent of sales did not vary by more than 0.3%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 0.3% in 2006, the Company’s operating income would have changed by approximately $1.9 million.

Aircraft Product Liability Reserve

We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate for the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. The Company has aircraft and product liability insurance. However, based on a review of claims experience, changes to the claims management process and an analysis of available options, in 2004 the Company increased its annual self-insurance retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors to $25.8 million from $15.0 million, and as a result lowered its annual insurance premium. The current annual self-insurance retention is $22.9 million. If a significant liability claim or combination of claims were identified, even taking into account insurance coverage, operating profit in a given period could be reduced significantly. Accruals could be made in a given period for amounts up to our annual self-insurance retention. Based on the facts and circumstances of the claims, we have not always accrued amounts up to our annual self-insurance retention. Also, we cannot assure that, for 2007 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires in May 2007.

Accounting for Pension Plans

Teledyne has a defined benefit pension plan covering most of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense in accordance with SFAS No. 87 is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2007, compared with 8.5% in 2006, and its assumed discount rate will be 6.00% in 2007, compared with 6.00% in 2006. The actual rate of return on pension assets was 15.1% in 2006 and 5.1% in 2005. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made an after-tax contribution of $12.7 million to its pension benefit plans in 2006 and currently anticipates making an after-tax cash contribution of approximately $4.0 million to its pension benefit plans in 2007, before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in the annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. In accordance with the requirements of SFAS No. 158, the Company has a $43.4 million non-cash reduction to stockholders’ equity and a long-term additional liability of $71.3 million at year-end 2006. Prior to 2006, SFAS No. 87, requires that a minimum pension liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. In accordance with the requirements of SFAS No. 87, the Company had a $38.9 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $5.3 million and a long-term additional pension liability of $69.0 million at year-end 2005. The adjustments to equity did not affect net income and are recorded net of deferred taxes. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2006 results:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
	$ in millions

Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.1)	$1.9
Change in long-term rate of return on plan assets	$(1.1)	$1.1

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

Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. Based on the annual impairment test completed in the fourth quarter of 2006, no impairment of goodwill or intangible assets with indefinite lives was indicated. The Company estimates the fair value of the reporting units, which are our four business segments, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the net book value of the reporting unit, including goodwill. The development of future revenues and cash flows projections for our business and strategic plan, and the annual impairment test involve significant judgments. Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. However, a 10 percent decrease in the current fair value estimate of each of the Company’s reporting units would not result in a goodwill impairment charge.

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

Recent Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The impact of the adoption of SFAS No. 158 increased the minimum benefit plan liability component of stockholders’ equity by $41.1 million at December 31, 2006. This increase was mostly offset by the impact of the changes to Teledyne’s pension assets and liabilities resulting from the merger of the Scientific Company pension plan with Teledyne’s pension plan following the acquisition of Scientific Company. The total increase from 2005 in the minimum pension liability component of stockholders’ equity was $4.5 million. The adoption of SFAS No. 158 is not expected to have a material impact to pension expense over the next 5 years.

FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption may have on the consolidated financial statements.

SFAS No. 154

On January 2, 2006, we adopted SFAS No. 154, “Accounting Changes and Error Corrections Disclosure,” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. The adoption of SFAS No. 154 did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the fiscal year 2006, the Company recorded a total of $5.9 million in its consolidated statements of income for stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No compensation expense related to stock options was recorded in the consolidated statements of income for 2005 or in prior years since it was not required. During the fiscal year 2006, the total intrinsic value of stock options exercised was $22.1 million. As of December 31, 2006, there was $6.1 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years. The Company issues shares of common stock upon the exercise of stock options.

We used a combination of the historical volatility of Teledyne’s stock price and the implied volatility based on the price of traded options on Teledyne’s stock to calculate the expected volatility assumption to value stock options. We used our actual stock trading history since January 2001 in the volatility calculation. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

SFAS No. 151

On January 2, 2006, we adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements of the Company.

Outlook

Based on its current outlook, the Company’s management believes that first quarter 2007 earnings per share will be in the range of approximately $0.47 to $0.51. The full year 2007 earnings per share outlook is expected to be in the range of approximately $2.33 to $2.38. Our estimated effective income tax rate for 2007 is expected to be 35.6%, and reflects the anticipated receipt of tax credits ranging from $2.8 million to $3.8 million (or $0.08 to $0.10 per diluted share) in the third quarter of 2007. Excluding the receipt of the tax credits our estimated effective income tax rate for 2007 would be 37.6%.

Our 2007 outlook reflects anticipated sales growth in our defense electronics and instrumentation businesses, due primarily to the contribution of the acquisitions completed in 2006. Our first quarter and full year 2007 earnings per diluted share outlook reflects an anticipated increase in expenses, such as intangible asset amortization, as a result of the acquisitions completed in 2006. In addition, sales of geophysical sensors are currently expected to decline in 2007, compared with 2006, especially in the first half of the year.

The full year 2007 earnings outlook includes approximately $12.2 million in pension expense under SFAS No. 87 and No. 158, or $2.0 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2006 earnings included $15.4 million in pension expense under SFAS No. 87 and No. 158, or $4.9 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year 2007 pension expense reflects pension contributions made in 2006, the impact of favorable market returns on plan assets and changes to the company’s pension assets and liabilities resulting from the merger of the Scientific Company pension plan with the Teledyne Technologies pension plan following the acquisition of Scientific Company.

Our 2007 earnings outlook also reflects $6.7 million ($0.12 per diluted share) in stock option compensation expense based on the fair value of stock options granted after the adoption of SFAS No. 123(R) and stock options which were not vested by the date of adoption of SFAS No. 123(R), as well as current assumptions regarding the estimated fair value of expected stock option grants during the year. The company’s 2006 earnings included $5.9 million ($0.10 per diluted share) in stock option compensation expense.

EARNINGS PER SHARE SUMMARY(a)
(Diluted earnings per common share from continuing operations)

	2007 Full Year Outlook		2006	2005
	Low	High	Actual	Actual

Earnings per share (excluding net pension expense, stock option expense and income tax benefit)	$2.41	$2.44	$2.36	$1.91
Pension expense — SFAS No. 87 and No. 158	(0.22)	(0.22)	(0.27)	(0.23)
Pension expense — CAS(b)	0.18	0.18	0.18	0.17

Earnings per share (excluding stock option expense and income tax benefit)	2.37	2.40	2.27	1.85
Stock option expense(c)	(0.12)	(0.12)	(0.10)	—
Income tax benefit(d)	0.08	0.10	0.09	—

Earnings per share — GAAP	$2.33	$2.38	$2.26	$1.85

(a)	The company believes that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, the company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.

(d)	Fiscal year 2007 reflects the anticipated receipt of tax credits ranging from $2.8 million to $3.8 million (or $0.08 to $0.10 per diluted share) in the third quarter of 2007. Fiscal year 2006 included the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

Safe Harbor Cautionary Statement Regarding Outlook and Other Forward-Looking Data

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, pension matters, stock option compensation expense and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial aviation customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of our pension assets.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. Recent changes in the leadership of the U.S. Congress could result, over time, in reductions in defense spending and further changes in programs in which the Company participates.

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

The information required by this item is included in this Report at page 47 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages 61 through 102. See the “Index to Financial Statements and Related Information” at page 60.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls

Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management, with the participation of its Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, have evaluated the effectiveness, as of December 31, 2006, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2006, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

See Management Statement on page 61 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 62 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Management” beginning at page 11 in Part I of this Report, the information required by this item is set forth in the 2007 Proxy Statement under the captions “Item 1 on Proxy Card — Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Report of the Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance.” Other than the “Report of the Audit Committee,” this information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is set forth in the 2007 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “2006 Personnel and Compensation Committee Report.” Other than the “2006 Personnel and Compensation Committee Report,” this information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2007 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.

Equity Compensation Plans Information

The following table summarizes information with respect to equity compensation plans as of December 31, 2006:

				Number of Securities
				Remaining Available
				for Future Issuance
	Number of Securities			under Equity
	to be Issued upon			Compensation Plans
	Exercise of		Weighted-Average	[excluding securities
	Outstanding Options,		Exercise Price of Options,	reflected in
	Warrants and Rights		Warrants or Rights	column (a)]
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders:
1999 Incentive Plan (1)	1,001,975	(2)	$16.14	748,926	(2)
2002 Stock Incentive Plan	1,535,584	(3)	24.12	424,678	(3)
Non-Employee Director Stock Compensation Plan	301,186		19.32	28,409
Employee Stock Purchase Plan (4)	—		—	1,000,000
Equity compensation plans not approved by security holders	—		—	—

Total	2,838,745		$20.80	2,202,013

(1)	The 1999 Incentive Plan, as amended, contains a “capped” evergreen provision. It provides that if the number of issued and outstanding shares of our Common Stock is increased after January 26, 2000, the total number of shares available for issuance under this plan will be increased by 10% of such increase, up to an additional 2,500,000 shares. An additional 662,100 shares have been registered for issuance under this evergreen provision for a total of 4,662,100 shares.

(2)	This amount does not include up to 176,744 shares of our Common Stock estimated at December 31, 2006 to be issued under our Performance Share Plan for the 2006-2008 performance cycle.

(3)	The amount does not include up to 173,550 shares of our Common Stock potentially issuable at December 31, 2006 under our Performance Share Plan for the 2003-2005 performance cycle with respect to the remaining two installments to be issued.

(4)	Teledyne maintains an Employee Stock Purchase Plan (commonly known as The Stock Advantage Plan) for eligible employees. It enables employees to invest in our Common Stock through automatic, after-tax payroll deductions, within specified limits. Teledyne adds a 25% matching company contribution up to $1,200 annually. The Company’s contribution is currently paid in cash and the Plan Administrator purchases shares in the open market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2007 Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2007 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on the Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 60 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 102 of this Report, which is incorporated herein by reference.

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

Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of Teledyne Technologies’ financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.

REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2006 acquisitions of CollaborX, KW Microwave, ODI and Scientific Company which are included in the 2006 consolidated financial statements of the Company and constituted: $243.8 million and $200.3 million of total and net assets, respectively, as of December 31, 2006 and: $64.8 million and $4.2 million of total revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the dates acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 31, 2006, the Company’s internal controls over financial reporting were effective.

Ernst and Young LLP, an independent registered public accounting firm, has issued their report on our evaluation of Teledyne Technologies’ internal control over financial reporting. Their report appears on page 62 of this Annual Report.

Date: February 20, 2007

/s/  Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 20, 2007

/s/  Dale A. Schnittjer
Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Teledyne Technologies Incorporated

We have audited management’s assessment, included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, that Teledyne Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisitions of CollaborX, KW Microwave, ODI and Scientific Company which are included in the 2006 consolidated financial statements of Teledyne Technologies Incorporated and constituted: $243.8 million and $200.3 million of total and net assets, respectively, as of December 31, 2006 and: $64.8 million and $4.3 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of CollaborX, KW Microwave, ODI and Scientific Company.

In our opinion, management’s assessment that Teledyne Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Teledyne Technologies Incorporated and our report dated February 20, 2007 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the index at Item 15(a) and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 31, 2006 and January 1, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 31, 2006 and January 1, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 2, 2006. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its defined-benefit pension and other postretirement plans in accordance with Statement of Financial Accounting Standards No. 158 on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Teledyne Technologies Incorporated’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Los Angeles, California
February 20, 2007

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2006	2005	2004

Sales	$1,433.2	$1,206.5	$1,016.6
Costs and Expenses
Cost of sales	1,020.2	869.6	746.3
Selling, general and administrative expenses	287.9	236.2	203.4

Total costs and expenses	1,308.1	1,105.8	949.7

Income before other income and expense and income taxes	125.1	100.7	66.9
Interest and debt expense, net	(7.4)	(3.5)	(1.9)
Other income (expense), net	4.0	5.8	3.0

Income before income taxes	121.7	103.0	68.0
Provision for income taxes	41.4	38.8	26.3

Net income	$80.3	$64.2	$41.7

Basic earnings per common share	$2.34	$1.93	$1.29

Diluted earnings per common share	$2.26	$1.85	$1.24

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2006	2005

Assets
Cash and cash equivalents	$13.0	$9.3
Accounts receivables, net	226.1	167.6
Inventories, net	155.8	117.3
Deferred income taxes, net	34.4	25.4
Prepaid expenses and other current assets	17.5	11.9

Total current assets	446.8	331.5
Property, plant and equipment, net	164.8	96.7
Deferred income taxes, net	38.6	42.9
Goodwill, net	313.6	197.0
Acquired intangibles, net	69.4	33.6
Other assets, net	28.2	26.5

Total Assets	$1,061.4	$728.2

Liabilities and Stockholders’ Equity
Accounts payable	$94.1	$76.2
Accrued liabilities	135.1	101.1
Current portion of long-term debt and capital lease	1.2	0.2

Total current liabilities	230.4	177.5
Long-term debt and capital lease obligations	230.7	47.0
Accrued pension obligation	38.4	68.2
Accrued postretirement benefits	24.4	22.5
Other long-term liabilities	105.7	87.0

Total Liabilities	629.6	402.2
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 2006 — 34,719,700 and 2005 — 33,683,671	0.3	0.3
Additional paid-in capital	188.0	159.4
Retained earnings	285.8	205.5
Accumulated other comprehensive loss	(42.3)	(39.2)

Total Stockholders’ Equity	431.8	326.0

Total Liabilities and Stockholders’ Equity	$1,061.4	$728.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
				Other
		Additional		Comprehensive	Total
	Common	Paid-in	Retained	Income	Stockholders’
	Stock	Capital	Earnings	(Loss)	Equity

Balance, December 29, 2003	$0.3	132.4	99.6	(11.3)	221.0
Net income	—	—	41.7	—	41.7
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(0.1)	(0.1)
Minimum pension liability adjustment	—	—	—	(10.9)	(10.9)

Comprehensive income	—	—	41.7	(11.0)	30.7
Exercise of stock options and other, net	—	10.4	—	—	10.4

Balance, January 2, 2005	0.3	142.8	141.3	(22.3)	262.1
Net income	—	—	64.2	—	64.2
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(0.7)	(0.7)
Minimum pension liability adjustment	—	—	—	(16.2)	(16.2)

Comprehensive income	—	—	64.2	(16.9)	47.3
Exercise of stock options and other, net	—	16.6	—	—	16.6

Balance, January 1, 2006	0.3	159.4	205.5	(39.2)	326.0
Net income	—	—	80.3	—	80.3
Other comprehensive loss, net of tax:
Foreign currency translation gains	—	—	—	1.4	1.4
Minimum benefit plan liability adjustment, including the impact of SFAS No. 158	—	—	—	(4.5)	(4.5)

Comprehensive income	—	—	80.3	(3.1)	77.2
Exercise of stock options and other, net	—	28.6	—	—	28.6

Balance, December 31, 2006	0.3	$188.0	$285.8	$(42.3)	$431.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2006	2005	2004

Operating activities
Net income	$80.3	$64.2	$41.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	32.0	25.6	24.8
Deferred income taxes	(12.1)	(10.2)	(10.2)
(Gains) loss on sale of property, plant and equipment	—	(0.4)	0.9
Stock option expense	5.9	—	—
Excess income tax benefits from stock options	(8.6)	(5.2)	(2.5)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivables	(17.5)	(17.1)	(1.2)
Increase in inventories	(23.2)	(11.6)	(11.9)
Decrease (increase) in prepaid expenses and other assets	1.7	(3.4)	(1.8)
Increase in long-term assets	(3.2)	(2.8)	(3.5)
Increase in accounts payable	8.7	11.0	8.6
Increase in accrued liabilities	8.3	0.6	10.0
Increase in current income taxes payable, net	3.8	10.0	3.5
Increase in other long-term liabilities	7.4	26.9	16.4
Decrease in accrued postretirement benefits	(3.7)	(1.7)	(1.4)
Increase (decrease) in accrued pension obligation	(1.6)	6.4	11.4
Other operating, net	0.2	—	0.1

Net cash provided by operating activities	78.4	92.3	84.9

Investing activities
Purchases of property, plant and equipment	(26.4)	(19.8)	(18.8)
Purchase of businesses and other investments, net of cash acquired	(252.0)	(58.4)	(187.8)
Proceeds from sale of businesses and other assets	0.7	9.6	—
Proceeds from sale of marketable securities	—	—	17.3
Other investing, net	—	—	0.2

Net cash used by investing activities	(277.7)	(68.6)	(189.1)

Financing activities
Net proceeds from (repayments of) long-term debt	182.1	(35.8)	70.5
Tax benefit from stock options exercised	8.6	—	—
Proceeds from exercise of stock options and other, net	12.3	10.0	7.3
Net cash provided (used) by financing activities	203.0	(25.8)	77.8

Increase (decrease) in cash and cash equivalents	3.7	(2.1)	(26.4)

Cash and cash equivalents — beginning of year	9.3	11.4	37.8

Cash and cash equivalents — end of year	$13.0	$9.3	$11.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business

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

Teledyne is a leading provider of sophisticated electronic components, instruments and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, data acquisition and communications equipment for airlines and business aircraft and components, and subsystems for wireless and satellite communications. We also provide systems engineering solutions and information technology services for defense, space and environmental applications, and manufacture general aviation and missile engines and components, as well as on-site gas and power generation systems.

Teledyne serves niche market segments where performance, precision and reliability are critical. Teledyne’s customers include government agencies, aerospace prime contractors, major industrial and communications companies and general aviation companies.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated. Certain financial statements, notes and supplementary data for prior years have been revised to conform to the 2006 presentation. The changes did not affect our reported results of operations or stockholders’ equity.

Fiscal Year

The Company operates on a 52 or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2006 was a 52-week fiscal year and ended on December 31, 2006. Fiscal year 2005 was a 52-week fiscal year and ended on January 1, 2006. Fiscal year 2004 was a 53-week fiscal year and ended on January 2, 2005. References to the years 2006, 2005 and 2004 are intended to refer to the respective fiscal year unless otherwise noted.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Warranty Costs

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2006	2005	2004

Balance at beginning of year	$10.3	$6.9	$6.0
Accruals for product warranties charged to expense	9.7	9.6	3.5
Cost of product warranty claims	(9.1)	(6.8)	(3.4)
Acquisitions	0.5	0.6	0.8

Balance at year-end	$11.4	$10.3	$6.9

  Research and Development

Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $52.5 million in 2006, $44.9 million in 2005, and $32.6 million in 2004. Costs related to customer-funded research and development contracts were $254.5 million in 2006, $246.6 million in 2005, and $230.7 million in 2004 and are charged to costs and

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expenses as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2006	2005	2004

Basic earnings per share
Net income	$80.3	$64.2	$41.7

Weighted average common shares outstanding	34.3	33.2	32.4

Basic earnings per common share	$2.34	$1.93	$1.29

Diluted earnings per share
Net income	$80.3	$64.2	$41.7

Weighted average common shares outstanding	34.3	33.2	32.4
Dilutive effect of contingently issuable shares	1.2	1.5	1.3

Weighted average diluted common shares outstanding	35.5	34.7	33.7

Diluted earnings per common share	$2.26	$1.85	$1.24

For 2006 and 2005, no stock options were excluded in the computation of diluted EPS. Stock options to purchase 38,917 shares of common stock at fiscal year end 2004 did not affect the computation of diluted EPS since the exercise prices for these options were greater than the average market price of the Company’s common stock during the year.

Stock options to purchase 2.8 million, 3.3 million and 3.4 million shares of common stock at fiscal year end 2006, 2005, and 2004, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted EPS.

In addition 85,608, 46,999 and 55,937 contingent shares of the Company’s common stock under two compensation plans were excluded from fully diluted shares outstanding for 2006, 2005 and 2004, respectively, since performance and other conditions for issuance have not yet been met.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Stock Incentive Plan

ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. In connection with the spin-off, outstanding stock options held by Teledyne’s employees that participated in the plan prior to the spin-off were converted into options to purchase Teledyne’s Common Stock.

The following disclosures are based on stock options held by Teledyne’s employees and include the stock options that have been converted from ATI options to Teledyne’s options as noted above. The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the fiscal year 2006, the Company recorded a total of $5.9 million ($3.7 million after tax) in its consolidated statements of income for stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No compensation expense related to stock options was recorded in the consolidated statements of income for 2005 or in prior years since it was not required.

As noted in the preceding paragraph, Teledyne Technologies accounts for its stock options under SFAS No. 123(R). If compensation cost for these options had been determined under the SFAS No. 123 fair-value method using the Black-Scholes option-pricing model for stock options granted prior to 2005 and the lattice based binomial model for stock options granted in 2005, the impact on net income and earnings per share is presented in the following table (amounts in millions, except per share data):

	Fiscal Year
	2005	2004

Net income as reported	$64.2	$41.7
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(3.4)	(3.7)

Adjusted net income	$60.8	$38.0

Basic earnings per share
As reported	$1.93	$1.29
As adjusted	$1.83	$1.17
Diluted earnings per share
As reported	$1.85	$1.24
As adjusted	$1.75	$1.13

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to 2005, the Company used its entire stock trading history since its November 29, 1999 spin-off to compute the expected volatility assumption to value stock options. During 2000, Teledyne Technologies’ stock price was extremely volatile while the subsequent years had only moderate volatility. In accordance with SFAS No. 123, if an entity’s stock was extraordinarily volatile for reasons which expected future volatility may differ from the past, the identifiable period may be disregarded in computing historical average volatility. Beginning with stock options issued in 2005, the Company excluded the year 2000 from the expected volatility calculation resulting in a volatility that is more indicative of expected future volatility. The following assumptions were used in the valuation of stock options granted in 2006, 2005 and 2004:

For the year	2006	2005	2004

Expected dividend yield	—	—	—
Expected volatility	36.0%	33.0%	60.7%
Risk-free interest rate	4.7%	3.9%	4.0%
Expected lives	5.5	6.3	8.0
Weighted-average fair value of options granted during the year	$13.30	$10.24	$12.89

  Accounts Receivable

Receivables are presented net of a reserve for doubtful accounts of $2.7 million at December 31, 2006 and $2.1 million at January 1, 2006. Expense recorded for the reserve for doubtful accounts was $1.3 million, $0.4 million, and $0.6 million for 2006, 2005, and 2004, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

  Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $6.0 million at December 31, 2006. There were no cash equivalents at January 1, 2006.

  Inventories

Inventories are stated at the lower of cost (last-in, first-out and first-in, first-out methods) or market, less progress payments. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

  Property, Plant and Equipment

Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $24.3 million in 2006, $22.1 million in 2005 and $23.4 million in 2004.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Goodwill and Acquired Intangible Assets

The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Using the two-step goodwill impairment model approach outlined in SFAS No. 142, the Company performs an annual impairment test in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2006, no impairment of goodwill or intangible assets was indicated.

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

Teledyne’s goodwill was $313.6 million at December 31, 2006 and $197.0 million at January 1, 2006. Teledyne’s acquired intangible assets were $69.4 million at December 31, 2006 and $33.6 million at January 1, 2006. The increase in both goodwill and acquired intangibles in 2006 resulted from acquisitions. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired, except for CollaborX, Inc., is part of the Electronics and Communications segment. CollaborX, Inc. is part of the Systems Engineering and Solutions segment. The Company has completed the process of specifically identifying the amount to be assigned to intangible assets for the Benthos, Inc. and KW Microwave Corporation acquisitions. The amount of goodwill and acquired intangible assets recorded for the Benthos, Inc. acquisition was $19.0 million and $6.5 million, respectively. The amount of goodwill and acquired intangible assets recorded for the KW Microwave Corporation acquisition was $7.0 million and $2.1 million, respectively. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as, certain assets and liabilities for the CollaborX, Inc., Ocean Design, Inc. and Rockwell Scientific acquisitions made in 2006. The Company made preliminary estimates as of December 31, 2006, since there was insufficient time between the acquisition date and the end of the year to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the Ocean Design, Inc. acquisition was $15.9 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the CollaborX, Inc. acquisition was $14.2 million and $2.1 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the Rockwell Scientific acquisition was $60.1 million and $19.0 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party valuations and appraisals. Goodwill resulting from the KW Microwave Corporation, CollaborX, Inc. and Rockwell Scientific acquisitions will be deductible for tax purposes.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarized the changes in the carrying value of goodwill (in millions):

		Systems	Aerospace
	Electronics and	Engineering	Engines and	Energy
	Communications	Solutions	Components	Systems	Total

Balance at January 2, 2005	$163.7	$1.6	$0.7	$—	$166.0
Current year acquisitions	38.5	—	—	—	38.5
Adjustment for gains on sales of assets sold(a)	(5.1)	—	—	—	(5.1)
Adjustment to prior year acquisitions(b)	(2.4)	—	—	—	(2.4)

Balance at January 1, 2006	194.7	1.6	0.7	—	197.0
Current year acquisitions	102.2	14.2	—	—	116.4
Adjustment to prior year acquisitions(c)	0.2	—	—	—	0.2

Balance at December 31, 2006	$297.1	$15.8	$0.7	$—	$313.6

(a)	This amount relates to the gain on the sale of assets acquired as part of the Isco acquisition in 2004.

(b)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2005.

(c)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2006.

The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2006			2005
	Gross			Gross
	carrying	Accumulated	Net carrying	carrying	Accumulated	Net carrying
	amount	Amortization	amount	amount	Amortization	amount

Other acquired intangible assets:
Proprietary technology	$41.2	$5.5	$35.7	$17.2	$2.3	$14.9
Customer list/relationships	20.5	2.9	17.6	7.0	1.4	5.6
Patents	0.3	0.1	0.2	0.3	0.1	0.2
Non-compete agreements	0.8	0.1	0.7	0.2	0.1	0.1
Trademarks	3.1	0.1	3.0	—	—	—
Backlog	5.0	4.1	0.9	2.7	1.2	1.5

Other acquired intangibles assets subject to amortization	$70.9	$12.8	$58.1	$27.4	$5.1	$22.3
Other intangible assets not subject to amortization:
Trademarks	11.3	—	11.3	11.3	—	11.3

Total other acquired intangible assets	$82.2	$12.8	$69.4	$38.7	$5.1	$33.6

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 20 years. The Company recorded $7.7 million and $3.5 million in amortization expense in 2006 and 2005, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2007-$9.0; 2008-$7.8; 2009-$7.6; 2010-$6.9; 2011-$6.0.

The estimated remaining useful lives by asset category are as follows:

Weighted
average
remaining
useful
life in
years

Intangibles subject to amortization:
Proprietary technology	7.7
Customer list/relationships	6.8
Patents	11.3
Non-compete agreements	4.0
Trademarks	15.1
Backlog	0.4

Total intangibles subject to amortization	5.8

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2006 (in millions):

Current assets, excluding cash acquired	$61.2
Property, plant and equipment	66.0
Goodwill	116.4
Intangible assets	43.5
Other assets	21.5

Total assets acquired	308.6
Current liabilities, including short-term debt	37.1
Long-term debt	1.9
Other long-term liabilities	17.6

Total liabilities assumed	56.6

Purchase price, net of cash acquired	$252.0

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the intangible assets acquired as part of the acquisitions made in 2006 (dollars in millions):

		Weighted
		average
		useful
		life in
		years

Intangibles not subject to amortization:
Goodwill	$116.4	n/a

Intangibles subject to amortization:
Proprietary Technology	$24.0	8.4
Customer List/Relationships	13.5	7.1
Backlog	2.3	0.5
Trademarks	3.1	15.1
Non-compete agreements	0.6	5.0

Total subject to amortization	$43.5	4.6

Other Long-Lived Assets

The carrying value of long-lived assets is periodically evaluated in relation to the operating performance and sum of undiscounted future cash flows of the underlying businesses. An impairment loss is recognized when the sum of expected undiscounted future net cash flows is less than book value.

Environmental

Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component of accumulated other comprehensive income in stockholders’ equity. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes.

Recent Accounting Pronouncements

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. The pronouncement clarifies (1) recognition of the funded status of a benefit plan in its statement of financial position; (2) recognition as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (3) measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions); and (4) disclosure requirements in the notes to financial statements with additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The impact of the adoption of SFAS No. 158 increased the minimum benefit plan liability component of stockholders’ equity by $41.1 million at December 31, 2006. This increase was mostly offset by the impact of the changes to Teledyne’s pension assets and liabilities resulting from the merger of the Scientific Company pension plan with Teledyne’s pension plan following the acquisition of Scientific Company. The total increase from 2005 in the minimum benefit plan liability component of stockholders’ equity was $4.5 million. The adoption of SFAS No. 158 is not expected to have a material impact to pension expense over the next 5 years.

FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation, among other things, creates a two step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The Company is currently evaluating FIN 48 and has not yet determined the impact the adoption may have on the consolidated financial statements.

SFAS No. 154

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by a new accounting pronouncement in the unusual instance that the pronouncement does not include explicit transition provisions. The adoption of SFAS No. 154 did not have a material impact on the consolidated financial statements of the Company.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2006 were similar to those used in estimating the fair value of stock options granted in 2005. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For the fiscal year 2006, the Company recorded a total of $5.9 million ($3.7 million after tax) in its consolidated statements of income for stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No compensation expense related to stock options was recorded in the consolidated statements of income for 2005 or in prior years since it was not required. During the fiscal year 2006, the total intrinsic value of stock options exercised was $22.1 million. As of December 31, 2006, there was $6.1 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.3 years. At December 31, 2006, the intrinsic value of stock options outstanding was $54.9 million and the intrinsic value of stock options exercisable was $44.2 million. The Company received $12.3 million, $10.0 million and $7.3 million from the exercise of stock options in 2006, 2005 and 2004, respectively. The Company issues shares of common stock upon the exercise of stock options.

We used a combination of the historical volatility of Teledyne’s stock price and the implied volatility based on the price of traded options on Teledyne’s stock to calculate the expected volatility assumption to value stock options. We used our actual stock trading history since January 2001 in the volatility calculation. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

SFAS No. 151

On January 2, 2006, we adopted SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43 Chapter 4” (SFAS No. 151). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 requires that those items be recognized as current-period charges. The adoption of SFAS No. 151 did not have a material impact on the consolidated financial statements of the Company.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Hedging Activities

Teledyne has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2006 or 2005.

Supplemental Cash Flow Information

Teledyne’s cash payments for federal, foreign and state income taxes were $49.5 million for 2006 which is net of refunds of $0.1 million. Teledyne’s cash payments for federal, foreign and state income taxes were $34.9 million for 2005 which is net of refunds of $0.1 million. Teledyne’s cash payments for federal, foreign and state income taxes were $30.2 million for 2004 which is net of refunds of $40 thousand. Cash payments for interest and credit facility fees by Teledyne totaled approximately $6.2 million, $2.9 million and $1.2 million for 2006, 2005 and 2004, respectively.

Comprehensive Income

Teledyne’s comprehensive income consists of net income, the minimum pension liability adjustment, changes in the value of marketable equity securities and foreign currency translation adjustments. See Note 12 for a further discussion of the pension adjustment. Teledyne’s comprehensive income was $77.2 million, $47.3 million, and $30.7 million for the years 2006, 2005 and 2004, respectively.

The year-end components of accumulated other comprehensive income (loss) are shown in the following table (in millions):

	Balance at year-end
	2006	2005	2004

Foreign currency translation gains (losses)	$1.1	$(0.3)	$0.4
Minimum pension liability adjustment(a)	(43.4)	(38.9)	(22.7)

Accumulated other comprehensive loss	$(42.3)	$(39.2)	$(22.3)

(a)	Net of deferred taxes of $27.9 million in 2006, $24.8 million in 2005 and $14.4 million in 2004.

Note 3. Business Combinations

On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. acquired Rockwell Scientific for $167.5 million in cash, with the sellers retaining certain liabilities. At December 31, 2006, total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific & Imaging, LLC (“Scientific Company”). Headquartered in Thousand Oaks, California, Scientific Company is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Prior to the acquisition, Scientific Company was 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc.

As part of the acquisition, Rockwell Automation and Rockwell Collins have entered into service agreements to continue funding research performed by Scientific Company. In addition, Teledyne has agreed to license certain intellectual property of Scientific Company to Rockwell Automation and Rockwell Collins.

Scientific Company’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Teledyne Scientific Company had been acquired at the beginning of each fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	2006	2005
	(Unaudited in millions, except per share amounts)

Sales	$1,519.2	$1,322.6
Net income	$77.1	$59.8
Basic earnings per common share	$2.23	$1.80
Diluted earnings per common share	$2.17	$1.72

On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired a majority interest (51%) in Ocean Design, Inc. (“ODI”) for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Florida, is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.

In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. At December 31, 2006, total cash paid, including the initial investment and subsequent share purchase, net of cash acquired was $34.4 million. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. At December 31, 2006, the minority interest in ODI of $5.0 million is included in other long term liabilities on the balance sheet.

On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (“CollaborX”) for cash consideration of $17.5 million, less certain transaction-related expenses. At December 31, 2006, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command.

On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave, a manufacturer of defense microwave components and subsystems, for $10.5 million in cash. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million. Principally located in Carlsbad, California, the business operates as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems.

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

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2005, Teledyne Technologies purchased certain assets of the microwave technical solutions business of Avnet, Inc. for $2.2 million in cash and consolidated these assets with Teledyne Cougar Inc.

In August 2005, Teledyne Technologies through its wholly-owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of RD Instruments, Inc. (“RDI”). The total purchase price was $36.0 million. Total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition Teledyne Technologies assumed debt obligations of $2.0 million. In addition, Teledyne Technologies recorded a $3.6 million liability to be paid to the seller in August 2007. RDI designs and manufactures acoustic Doppler instrumentation. The business operates as Teledyne RD Instruments, Inc. and is based in Poway, California. Teledyne Technologies funded the acquisition with cash on hand and borrowings under its credit facilities. In the fourth quarter of 2005, Teledyne Technologies purchased the minority interest of a subsidiary owned by RDI for a cash payment of $1.7 million.

In August 2005, Teledyne Technologies completed the sale of its SWIFTtm assets for net proceeds of $2.9 million. These assets were acquired as part of the Isco acquisition made in June 2004. No gain was recorded on the sale and goodwill was reduced by $2.7 million.

In June 2005, Teledyne Technologies through its wholly-owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (“Cougar”) for a purchase price of $26.5 million. In the third quarter Teledyne Technologies also paid a $0.6 million purchase price adjustment. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.6 million to be paid to the seller by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007. Total cash paid, net of $3.3 million of cash acquired, was $22.5 million. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microwave. Teledyne Technologies funded the acquisition primarily from borrowings under its $280.0 million credit facility.

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

In October 2004, Teledyne, through its wholly-owned subsidiary Teledyne Wireless, Inc., acquired the defense electronics business of Celeritek, Inc. (“Celeritek”) for $32.7 million in cash, which includes the receipt of a $0.3 million purchase price adjustment. Celeritek’s defense electronics business designs and manufactures gallium arsenide-based radio frequency and microwave components and subassemblies for electronic warfare, radar and other military applications. Teledyne relocated the business from Santa Clara, California and consolidated it with Teledyne’s operations in Mountain View, California.

In July 2004, Teledyne Investment, Inc., completed the acquisition of Reynolds Industries, Incorporated (“Reynolds”), headquartered in Los Angeles, California, for total consideration of $41.2 million which includes the payment of a purchase price adjustment and is net of cash acquired. Reynolds is a supplier of specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications, as well as unique pilot helmet mounted display components and subsystems.

In June 2004, Teledyne completed the acquisition of the stock of Isco, Inc. (“Isco”) for $16.00 per share in cash or $93.8 million net of cash acquired. Teledyne sold $17.3 million of marketable securities acquired as part of the Isco acquisition and applied the proceeds against debt. Isco, located in Lincoln, Nebraska, is a producer of water quality monitoring products such as wastewater samplers and open channel flow meters.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Isco’s liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Isco also manufactures chemical separation instruments for industrial and research use.

In February 2004, Teledyne Tekmar Company acquired assets of Leeman Labs, Inc. (“Leeman”), located in Hudson, New Hampshire, for $8.1 million in cash, which includes a payment of a $0.1 million purchase price adjustment. Leeman’s product lines augment Teledyne’s existing laboratory and continuous monitoring instruments used in environmental applications.

On December 31, 2003, which is part of Teledyne’s 2004 fiscal year, Teledyne, through its wholly-owned subsidiary, Teledyne Wireless, Inc., acquired certain assets of the Filtronic Solid State (“Solid State”) business from Filtronic plc for $12.0 million in cash. Solid State designs and manufactures customized microwave subassemblies for electronic warfare, radar and other military applications. The business, which operates as Teledyne Microwave, was relocated from Santa Clara, California to Teledyne’s operations in Mountain View, California.

In June 2003, Teledyne acquired from Spirent plc its Aviation Information Solutions businesses (collectively “AIS”), which include Spirent Systems Wichita, Inc., Spirent Systems — Aerospace Solutions (Ottawa) Limited and assets of United Kingdom-based The Flight Data Company Limited, for $6.4 million in cash, which is net of a purchase price adjustment. AIS designs and manufactures aerospace data acquisition devices, networking products and flight deck and cabin displays. The acquisition of AIS provided Teledyne with advanced airborne file servers, data analysis software and information displays that are highly synergistic with Teledyne Controls’ data acquisition and communication systems that enhance flight reliability and maintenance efficiency for airline and airfreight customers.

In May 2003, Teledyne acquired Tekmar Company, a wholly-owned subsidiary of Emerson Electric Co., for $13.5 million in cash. Tekmar Company, also known as Tekmar-Dohrmann, is a manufacturer of gas chromatography introduction systems and automated total organic carbon analyzers. Tekmar Company, located in Mason, Ohio, became a business unit of Teledyne Instruments, a group of electronic instrumentation businesses within Teledyne’s Electronics and Communications business segment. Tekmar Company manufactures instruments that automate the preparation and concentration of drinking water and wastewater samples for the analysis of volatile organic compounds in gas chromatographs. It also provides laboratory analytical systems for the detection of total organic carbon.

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

Note 4.  Financial Instruments

Teledyne values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at December 31, 2006 approximated the carrying value of $226.9 million. The estimated fair value of Teledyne’s long-term debt at January 1, 2006 approximated the carrying value of $43.6 million. The estimated fair value of Teledyne’s long-term debt at January 2, 2005 approximated the carrying value of $70.6 million.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5.  Accounts Receivable

Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2006	2005

U.S. Government and prime contractors contract receivables:
Billed receivables	$42.4	$30.5
Unbilled receivables	32.4	21.8
Commercial and other receivables	154.0	117.4

	228.8	169.7
Reserve for doubtful accounts	(2.7)	(2.1)

Total accounts receivable, net	$226.1	$167.6

The billed contract receivables from the U.S. Government and prime contractors contain $24.3 million and $17.3 million at December 31, 2006 and January 1, 2006, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $22.1 million and $20.4 million at December 31, 2006 and January 1, 2006, respectively, due to long-term contracts.

Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6.  Inventories

Inventories consisted of the following (in millions):

	Balance at year-end
	2006	2005

Raw materials and supplies	$59.3	$44.7
Work in process	106.2	92.1
Finished goods	15.9	12.2

Total inventories at cost, net	181.4	149.0
LIFO reserve	(24.4)	(23.7)
Progress payments	(1.2)	(8.0)

Total inventories, net	$155.8	$117.3

Inventories at cost, determined on the last-in, first-out method were $110.9 million at December 31, 2006 and $97.7 million at January 1, 2006. The remainder of the inventories valued at cost, using the first-in, first-out method, were $70.5 million at December 31, 2006 and $51.3 million at January 1, 2006.

In 2006, the Company recorded LIFO expense of $0.7 million which resulted from higher inventory levels. In 2005, the Company recorded LIFO expense of $2.1 million which resulted from higher inventory levels and the effect of the current year LIFO index. In 2004, the Company recorded LIFO expense of $0.5 million which resulted from higher inventory levels.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $22.8 million and $18.7 million at December 31, 2006 and January 1, 2006, respectively. The reserve for excess, slow moving and obsolete inventory at December 31, 2006 reflected reserves of $2.7 million acquired as part of acquisitions made in 2006.

Inventories, before progress payments, related to long-term contracts were $14.8 million and $11.7 million at December 31, 2006 and January 1, 2006, respectively. Progress payments related to long-term contracts were $7.6 million and $4.9 million at December 31, 2006 and January 1, 2006, respectively.

Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7.  Supplemental Balance Sheet Information

Property, plant and equipment were as follows (in millions):

	Balance at year-end
	2006	2005

Land	$19.4	$9.3
Buildings	80.7	58.7
Equipment and software	267.8	210.1

	367.9	278.1
Accumulated depreciation and amortization	(203.1)	(181.4)

Total property, plant and equipment, net	$164.8	$96.7

Other long-term assets included amounts related to deferred compensation of $19.5 million and $15.4 million at December 31, 2006 and January 1, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $60.1 million and $48.1 million at December 31, 2006 and January 1, 2006, respectively. Accrued liabilities also included customer related deposits and credits of $19.7 million and $14.4 million at December 31, 2006 and January 1, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $44.4 million and $33.9 million at December 31, 2006 and January 1, 2006, respectively and deferred compensation liabilities of $19.3 million and $15.3 million at December 31, 2006 and January 1, 2006, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

Note 8.  Stockholders’ Equity

The following is an analysis of Teledyne’s common stock share activity:

Balance, December 29, 2003	32,266,578
Stock options exercised and other	645,784

Balance, January 2, 2005	32,912,362
Stock options exercised and other	771,309

Balance, January 1, 2006	33,683,671
Stock options exercised and other	1,036,029

Balance, December 31, 2006	34,719,700

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Preferred Stock

Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2006, 2005 or 2004.

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

Stock Incentive Plan

ATI sponsored an incentive plan that provided for ATI stock option awards to officers and key employees. Teledyne had officers and key employees that participated in this plan prior to the spin-off. In connection with the spin-off, outstanding stock options held by Teledyne’s employees were converted into options to purchase Teledyne’s Common Stock. The number of shares and the exercise price of each ATI option that was converted to a Teledyne option was based upon a formula designed to preserve the inherent economic value, vesting and term provisions of such ATI options as of the Distribution Date. The exchange ratio and fair market value of the Teledyne’s Common Stock, upon active trading, also impacted the number of options issued to Teledyne’s employees.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	3,039,311	$16.82	3,254,454	$14.92	3,364,237	$14.12
Granted	466,063	$32.36	451,313	$26.99	462,859	$19.28
Exercised	(942,196)	$13.02	(659,906)	$14.46	(538,552)	$13.35
Canceled or expired	(25,619)	$27.76	(6,550)	$20.73	(34,090)	$18.76

Ending balance	2,537,559	$20.97	3,039,311	$16.82	3,254,454	$14.92

Options exercisable at year-end	1,649,681	$16.92	2,048,864	$14.61	2,331,729	$14.28

The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 31, 2006 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$ 8.42 − $ 9.99	105,000	$9.67	3.2	105,000	$9.67
$10.00 − $19.99	1,537,942	$16.64	5.1	1,392,757	$16.37
$20.00 − $29.99	432,452	$26.90	8.1	146,207	$26.71
$30.00 − $36.10	462,165	$32.28	9.1	5,717	$33.01

	2,537,559	$20.97	6.3	1,649,681	$16.92

Non-Employee Director Stock Compensation Plan

Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 year life.

Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	246,412	$16.33	228,012	$14.01	189,348	$13.11
Granted	55,464	$32.52	48,400	$26.48	47,503	$17.42
Exercised	(690)	$10.86	(30,000)	$15.07	(8,839)	$12.96

Ending balance	301,186	$19.32	246,412	$16.33	228,012	$14.01

Options exercisable at year-end	247,474	$16.38	198,012	$13.85	180,509	$13.11

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 31, 2006 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$ 6.31 − $ 9.99	32,776	$8.90	4.6	32,776	$8.90
$10.00 − $19.99	175,944	$14.92	6.0	169,124	$14.92
$20.00 − $29.99	51,570	$26.90	8.4	45,574	$27.14
$30.00 − $39.99	38,896	$35.99	9.3	—	—
$40.00 − $42.10	2,000	$42.10	9.8	—	—

	301,186	$19.32	6.7	247,474	$16.38

Performance Share Plan

Teledyne’s Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are payable in cash and shares. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with exceptions for retirement, disability and death).

In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on target performance over the three-year period, an aggregate of 87,416 shares are expected to be issued in three equal installments during 2009, 2010 and 2011.

In December 2002, the performance cycle for the three-year period ending January 1, 2006 was set. Based on actual performance over the three-year period, an aggregate of 173,550 shares are expected to be issued in two equal installments during 2007 and 2008.

Prior to 2006, the calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued valued at the share price at the inception of the plan performance cycle. Under SFAS No. 123(R), the calculated expense for each plan year is also based on the expected cash payout and expected shares to be issued, except for the shares that can be issued based on a market based comparison. The expense was calculated using the requirements of SFAS No. 123(R). The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of actual performance.

Restricted Stock Award Program

Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. Under the 2004 to 2006 and 2005 to 2007 and 2006 to 2008 performance periods an aggregate of 130,450 shares of restricted stock were issued and outstanding at year-end 2006.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes Teledyne’s restricted stock activity:

		Weighted
	Shares	average price

Balance, December 29, 2003	116,816	$14.55
Granted	52,368	$19.18

Balance, January 2, 2005	169,184	$15.99
Granted	39,270	$28.54
Issued	(51,290)	$16.41

Balance, January 1, 2006	157,164	$18.98
Granted	38,812	$30.78
Issued	(65,526)	$13.10

Balance, December 31, 2006	130,450	$25.45

Prior to 2006, the calculated expense for each plan year was based on the expected number of shares to be issued valued at the share price at the grant inception date. This calculated expense was adjusted downward if performance conditions were not expected to be met. Under SFAS No. 123(R), the calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance.

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

The Company’s Chairman, President and Chief Executive Officer is a director of Mellon Financial Corporation, as is one of the Company’s other directors. Another of its directors is a former chief executive officer and director of Mellon Financial Corporation. Mellon Bank, N.A. is one of ten lenders under the Company’s $400.0 million credit facility, having committed up to $45.0 million under the facility. Mellon Bank, N.A. also provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under the Company’s pension plan and through its affiliates and subsidiaries provides asset management and transition services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under the Company’s stockholders’ rights plan.

Note 10.  Long-Term Debt

At December 31, 2006, Teledyne had $226.9 million in long-term debt outstanding. At January 1, 2006, Teledyne had $43.6 million in long-term debt outstanding.

Effective July 14, 2006, the Company amended and restated its $280.0 million credit facility. The amended and restated credit facility has lender commitments of $400.0 million and expires in July 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matures. At year-end 2006, we had $174.7 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (“LIBOR”), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at year-end 2006 includes $216.9 million outstanding under the $400.0 million credit facility, $10.0 million outstanding under the two $5.0 million uncommitted bank facilities and $1.2 million in other debt. The amounts outstanding under the two uncommitted bank facilities are classified as long term on the balance sheet as the Company has the ability and the intent to repay these using its $400.0 million credit facility, if necessary. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At year-end 2006, Teledyne had $8.4 million in outstanding letters of credit.

Total interest expense including credit facility fees and other bank charges was $7.7 million in 2006, $3.8 million in 2005 and $2.2 million in 2004.

At December 31, 2006 and January 1, 2006, long-term debt consisted of the following (in millions):

	2006	2005

Revolving credit and bank facilities, weighted average 6.02% at December 31, 2006	$226.9	$43.5
Other unsecured debt due through 2008 at varying rates	1.2	0.2

Total	228.1	43.7
Less:
Current portion	(1.2)	(0.1)

Total long-term debt	$226.9	$43.6

At December 31, 2006, future minimum principal payments on long-term debt subsequent to December 31, 2006 were as follows: $1.2 million in 2007 and $226.9 million in 2011.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Income Taxes

Provision for income taxes from continuing operations was as follows (in millions):

	2006	2005	2004

Current
Federal	$42.8	$35.2	$26.7
State	8.7	6.8	4.6
Foreign	1.6	1.4	0.6

Total current	53.1	43.4	31.9

Deferred
Federal	(9.3)	(4.0)	(6.1)
State	(2.4)	(0.6)	0.5

Total deferred	(11.7)	(4.6)	(5.6)

Provision for income taxes	$41.4	$38.8	$26.3

Income before income taxes included income from domestic operations of $115.4 million for 2006, $99.5 million for 2005 and $66.5 million for 2004. In 2006, Teledyne reversed income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2006	2005	2004

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.9	3.7	3.8
Reserve reversal, net	(2.7)	—	(0.3)
Extraterritorial income exclusion	(1.4)	(1.2)	(2.1)
Other	(0.8)	0.1	2.3

Effective income tax rate	34.0%	37.6%	38.7%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.7 million exists against deferred tax assets for 2006. The reduction in the valuation allowance from 2005 was due to the utilization of net operating loss carryforward amounts. A valuation allowance of $1.4 million exists against deferred tax assets for 2005. Of this amount, $0.6 million relates to acquisitions and if not used would result in an adjustment of goodwill. The reduction in the valuation allowance from 2004 was due to the utilization of net operating loss carryforward amounts. A valuation allowance of $3.3 million exists against deferred tax assets for 2004. Of this amount, $2.1 million relates to acquisitions and if not used would result in an adjustment of goodwill.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2006	2005

Deferred income tax assets:
Current
Reserves	$17.7	$12.5
Inventory valuation	8.4	7.6
Accrued vacation	8.6	6.7
Long-term
Postretirement benefits other than pensions	10.4	8.8
Reserves	23.8	18.3
Deferred compensation and other benefit plans	20.8	27.1

Total deferred income tax assets	89.7	81.0
Deferred income tax liabilities:
Current
Other items	0.3	1.4
Long-term
Property, plant and equipment differences	6.6	8.6
Other items	9.8	2.7

Total deferred income tax liabilities	16.7	12.7

Net deferred income tax asset	$73.0	$68.3

Deferred tax expense includes tax amounts related to reserves of $4.8 million, $4.4 million and $4.8 million for 2006, 2005 and 2004, respectively. Additional paid in capital was credited $8.4 million in 2006, $5.2 million in 2005 and $2.4 million in 2004 for the tax benefit resulting from the exercise of stock options.

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

Teledyne’s FAS 87 pension expense was $15.4 million in 2006 of which $10.5 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts compared with FAS 87 pension expense of $12.7 million in 2005 of which $9.3 million was recoverable in accordance with CAS and FAS 87 pension expense of $8.7 million in 2004 of which $0.5 million was recoverable in accordance with CAS. Teledyne made pretax contributions to its pension plans of $20.9 million in 2006 and $15.5 million in 2005 prior to any recovery from the U.S. Government. The Company anticipates

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

making total contributions, before any recovery from the U.S. Government, of approximately $6.6 million to its pension plans in 2007.

As of the spin-off date, Teledyne also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne established its own 401(k) plan effective April 1, 2000. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The Company’s contribution associated with these 401(k) plans were $5.1 million, $4.2 million and $3.2 million, for 2006, 2005 and 2004, respectively.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit (income) expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2006, 2005 and 2004 (in millions):

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Service cost — benefits earned during the period	$14.9	$13.9	$12.8	$0.1	$—	$0.1
Interest cost on benefit obligation	32.2	29.7	28.7	1.3	1.1	1.1
Expected return on plan assets	(38.2)	(34.6)	(35.0)	—	—	—
Amortization of prior service cost	2.0	2.0	2.1	—	—	—
Recognized actuarial (gain) loss	4.5	1.7	0.1	(0.6)	(0.8)	(1.1)

Net periodic benefit (income) expense	$15.4	$12.7	$8.7	$0.8	$0.3	$0.1

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Changes in benefit obligation:
Benefit obligation — beginning of year	$524.5	$488.8	$19.5	$18.0
Service cost — benefits earned during the period	14.9	13.9	0.1	—
Interest cost on projected benefit obligation	32.2	29.7	1.3	1.1
Actuarial (gain) loss	(0.6)	14.9	(1.7)	2.4
Benefits paid	(25.8)	(22.8)	(2.0)	(2.0)
Termination benefits	(1.3)	—	—	—
Business combination	85.1	—	13.6	—
Plan amendments	0.2	—	(4.0)	—

Benefit obligation — end of year	$629.2	$524.5	$26.8	$19.5

Accumulated benefit obligation — end of year	$573.1	$479.6

The measurement date for the Company’s pension and postretirement plans is December 31.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the estimated future benefit payments for the Company’s pension and postretirement plans (in millions):

	Pension	Postretirement
	Plan	Benefit Plan

2007	$31.5	$2.4
2008	33.3	2.5
2009	35.1	2.5
2010	37.2	2.4
2011	39.0	2.4
2012 — 2016	226.4	11.1

Total	$402.5	$23.3

The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits
	2006	2005

Changes in plan assets:
Fair value of plan assets — beginning of year	$409.3	$398.4
Actual return on plan assets	65.8	18.2
Employer contribution — defined benefit plan	18.8	14.8
Employer contribution — other benefit plans	2.1	0.7
Business combination	118.4	—
Benefits paid	(27.1)	(22.8)

Fair value of plan assets — end of year	$587.3	$409.3

	Plan Assets
	% to Total
	2006	2005

Equity instruments	$70.8%	$67.5%
Domestic fixed income instruments	28.4%	31.5%
Cash	0.8%	1.0%

Total	$100.0%	$100.0%

The Company has an active management policy for a portion of its pension assets. The investment policy includes a target allocation percentage of 70% in equity instruments and 30% in domestic fixed income instruments. The balance in equity instruments can range from 65% to 75% before rebalancing is required under the Company’s policy. The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company’s asset allocation, historical returns on the types of assets held, and the current economic environment.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the year	2006	2005	2004

Weighted average discount rate	6.00%	6.25%	6.5%
Weighted average increase in future compensation levels	3.25%	3.25%	3.5%
Expected weighted-average long-term rate of return	8.5%	8.5%	8.5%

The Company is projecting a long-term rate of return on plan assets of 8.5% in 2007. The discount rate used in determining the benefit obligations is expected to be 6.00% in 2007 and the expected weighted average increase in future compensation levels is 3.25%.

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the pension and postretirement plans at year-end 2006 and 2005 (in millions):

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Funded status	$(41.9)	$(115.2)	$(26.8)	$(19.5)
Unrecognized prior service cost	3.6	5.3	(3.9)	—
Unrecognized net (gain) loss	75.7	108.5	(4.1)	(3.0)

Prepaid (accrued) benefit cost	$37.4	$(1.4)	$(34.8)	$(22.5)

Accrued pension obligation (long-term)	$(38.4)	$(68.2)	$—	$—
Accrued pension obligation (short-term)	(0.8)	—	—	—
Accrued postretirement benefits (long-term)	—	—	(24.4)	(22.5)
Accrued postretirement benefits (short-term)	—	—	(2.4)	—
Accumulated other comprehensive income	79.3	63.7	(8.0)	—
Intangible pension asset	—	5.3	—	—
Other liabilities	(2.7)	(2.2)	—	—

Net amount recognized	$37.4	$(1.4)	$(34.8)	$(22.5)

Effective for year end 2006, SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires companies to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” In accordance with the requirements of SFAS No. 158, the Company has a $43.4 million non-cash reduction to stockholders’ equity and a long-term additional liability of $71.3 million at year-end 2006. Prior to 2006, SFAS No. 87, “Employers’ Accounting for Pensions,” requires that a minimum benefit plan liability be recorded if the value of pension assets is less than the accumulated pension benefit obligation. In accordance with the requirements of SFAS No. 87, the Company had a $38.9 million non-cash reduction to stockholders’ equity, a long-term intangible asset of $5.3 million and a long-term additional pension liability of $69.0 million at year-end 2005. The adjustments to equity did not affect net income and are recorded net of deferred taxes.

At December 31, 2006, the amounts in the minimum pension liability adjustment that have not yet been recognized as components of net periodic benefit cost for the pension plans are: net loss $75.7 million and net prior service cost $3.6 million. At December 31, 2006, the amounts in the minimum pension liability

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $4.1 million and net prior service cost $3.9 million.

At December 31, 2006, the estimated amounts of the minimum pension liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2007 for the pension plans are: net loss $3.8 million and net prior service cost $1.7 million. At December 31, 2006, the estimated amounts in the minimum pension liability expected to be recognized as components of net periodic benefit income during 2007 for the retiree medical plans are: net gain $0.7 million and net prior service cost $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10% in 2006 and was assumed to decrease to 5% by the year 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $0.2 million for 2006 and would result in an increase in the postretirement benefit obligation by $1.9 million at December 31, 2006. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $0.1 million for 2006 and would result in a decrease in the postretirement benefit obligation by $1.7 million at December 31, 2006.

The Company sponsors retiree medical programs for certain of its locations. In May 2004, the FASB issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP No. 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“The Act”). The Act provides several options for Medicare eligible participants and employers, including a federal subsidy payable to companies that elect to provide a retiree prescription drug benefit which is at least actuarially equivalent to Medicare Part D. Based on FSP 106-2, the Company’s benefit obligation at December 31, 2006 was reduced by $0.9 million and interest cost was reduced by less than $0.1 million and the recognized actuarial net gain was increased by $0.2 million for the fiscal year ended December 31, 2006 due to The Act.

Note 13.  Business Segments

Teledyne is a leading provider of sophisticated electronic components, instruments and communications products, systems engineering solutions and information technology services, and aerospace engines and components, as well as on-site gas and power generation systems. Its customers include aerospace prime contractors, general aviation companies, government agencies and major communications and other commercial companies.

Teledyne operates in four business segments: Electronics and Communications, Systems Engineering Solutions, Aerospace Engines and Components and Energy Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, commercial aerospace, communications, industrial, scientific and medical markets. The Systems Engineering Solutions segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, software development and manufacturing solutions to defense, space, environmental, and homeland security requirements. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, turbine engines, electronic engine controls and aviation batteries. The Energy Systems segment, through majority-owned

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Teledyne Energy Systems, Inc., provides hydrogen gas generators and thermoelectric and fuel cell-based power sources.

Segment operating profit includes other income and expense directly related to the segment, but excludes minority interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred tax assets, net pension assets/liabilities and other assets.

Information on the Company’s business segments was as follows (in millions):

	2006	2005	2004

Sales
Electronics and Communications	$899.4	$717.8	$567.9
Systems Engineering Solutions	283.0	263.7	242.2
Aerospace Engines and Components	223.9	196.6	181.8
Energy Systems	26.9	28.4	24.7

Total sales	$1,433.2	$1,206.5	$1,016.6

	2006(a)	2005(a)	2004(a)

Income before taxes
Electronics and Communications	$109.3	$84.0	$54.4
Systems Engineering Solutions	24.5	27.5	27.1
Aerospace Engines and Components	20.5	13.5	6.1
Energy Systems	1.0	1.6	1.6

Segment operating profit and other segment income	155.3	126.6	89.2
Corporate expense	(27.7)	(20.9)	(19.8)
Interest and debt expense, net	(7.4)	(3.5)	(1.9)
Other income (expense), net	1.5	0.8	0.5

Income before taxes	$121.7	$103.0	$68.0

a)	Total year 2006, 2005 and 2004 segment operating profit includes receipts of $2.5 million, $5.0 and $2.5 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd., related to the piston engine business. This amount is included as part of other income on the income statement table.

	2006	2005	2004

Depreciation and amortization
Electronics and Communications	$25.9	$19.3	$17.5
Systems Engineering Solutions	1.8	1.5	1.7
Aerospace Engines and Components	3.8	4.2	5.1
Energy Systems	0.5	0.6	0.5

Total depreciation and amortization	$32.0	$25.6	$24.8

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2006	2005	2004

Capital expenditures
Electronics and Communications	$17.9	$12.5	$12.8
Systems Engineering Solutions	1.4	1.3	1.7
Aerospace Engines and Components	6.5	5.5	3.2
Energy Systems	0.5	0.3	1.1
Corporate	0.1	0.2	—

Total capital expenditures	$26.4	$19.8	$18.8

	2006	2005	2004

Identifiable assets
Electronics and Communications	$804.4	$522.5	$439.2
Systems Engineering Solutions	70.8	50.1	37.1
Aerospace Engines and Components	80.0	56.9	49.8
Energy Systems	11.8	11.4	9.5
Corporate	94.4	87.3	89.2

Total identifiable assets	$1,061.4	$728.2	$624.8

Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2006	2005	2004

Electronics and Communications	$249.1	$198.5	$147.3
Systems Engineering Solutions	278.9	260.0	240.4
Aerospace Engines and Components	24.9	32.3	26.0
Energy Systems	16.5	19.8	19.4

Total U.S. Government sales	$569.4	$510.6	$433.1

Sales to the U.S. Government included sales to the Department of Defense of $431.4 million in 2006, $391.7 million in 2005, and $335.4 million in 2004.

Total international sales were $300.1 million in 2006, $222.3 million in 2005, and $198.0 million in 2004. Of these amounts, sales by operations in the United States to customers in other countries were $219.8 million in 2006, $196.9 million in 2005, and $190.3 million in 2004. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14.  Lease Commitments

The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $3.4 million at December 31, 2006. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2007	$0.4	$14.5
2008	0.4	12.8
2009	0.4	11.4
2010	0.4	9.8
2011	0.4	7.5
Thereafter	5.0	32.9

Total minimum lease payments	7.0	$88.9

Less:
Imputed interest	(3.0)
Current portion	(0.1)

Present value of minimum capital lease payment, net of current portion	$3.9

The 2006 property, plant and equipment accounts included $3.7 million of property leased under a capital lease and $0.6 million of related accumulated depreciation. The 2005 property, plant and equipment accounts included $3.2 million of property leased under a capital lease and $0.2 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $13.2 million in 2006, $11.6 million in 2005, and $12.2 million in 2004.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the Company’s reserves for environmental remediation obligations totaled approximately $5.1 million, of which approximately $0.1 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $22.9 million. The Company’s current aircraft product liability insurance policy expires in May 2007.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.  Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2006(a)
Sales	$330.2	$348.1	$363.6	$391.3
Gross profit	$93.4	$102.7	$102.3	$114.6
Net income	$17.9	$20.9	$22.6	$18.9
Basic earnings per share	$0.53	$0.61	$0.65	$0.54
Diluted earnings per share	$0.51	$0.59	$0.63	$0.53

(a)	Fiscal year 2006 was a 52-week year, each quarter contained 13 weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2005(a)
Sales	$297.5	$303.3	$295.3	$310.4
Gross profit	$83.0	$83.3	$82.8	$87.8
Net income	$15.8	$16.1	$15.7	$16.6
Basic earnings per share	$0.48	$0.49	$0.47	$0.50
Diluted earnings per share	$0.46	$0.47	$0.45	$0.48

(a)	Fiscal year 2005 was a 52-week year, each quarter contained 13 weeks.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 31, 2006, January 1, 2006 and January 2, 2005
(In millions)

		Additions
	Balance at	Charged to			Balance at
	beginning	costs and			end of
Description	of period	expenses	Acquisitions	Deductions(a)	period

Fiscal 2006
Reserve for doubtful accounts	$2.1	1.3	—	(0.7)	$2.7
Aircraft product liability reserve	$37.1	16.3	—	(6.5)	$46.9
Environmental reserves	$3.5	0.3	1.4	(0.1)	$5.1

Fiscal 2005
Reserve for doubtful accounts	$2.6	0.4	—	(0.9)	$2.1
Aircraft product liability reserve	$27.4	17.2	—	(7.5)	$37.1
Environmental reserves	$3.5	0.3	—	(0.3)	$3.5

Fiscal 2004
Reserve for doubtful accounts	$2.4	0.6	0.5	(0.9)	$2.6
Aircraft product liability reserve	$13.0	15.9	—	(1.5)	$27.4
Environmental reserves	$2.0	1.8	—	(0.3)	$3.5

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2007.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian		Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2007

/s/ Dale A. Schnittjer Dale A. Schnittjer		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ Susan L. Main Susan L. Main		Vice President and Controller (Principal Accounting Officer)	February 27, 2007

* Roxanne S. Austin		Director	February 27, 2007

* Robert P. Bozzone		Director	February 27, 2007

* Frank V. Cahouet		Director	February 27, 2007

* Charles Crocker		Director	February 27, 2007

* Kenneth C. Dahlberg		Director	February 27, 2007

* Simon M. Lorne		Director	February 27, 2007

* Paul D. Miller		Director	February 27, 2007

* Michael T. Smith		Director	February 27, 2007

* Wesley W. von Schack		Director	February 27, 2007

*By:	/s/ Melanie S. Cibik Melanie S. Cibik Pursuant to Powers of Attorney filed as Exhibit 24.1 and 24.2

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
2.2	Purchase Agreement dated as of July 26, 2006, by and among Rockwell Automation, Inc., Rockwell Collins, Inc. and Teledyne Brown Engineering, Inc. (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006)
2.3	Guarantee of Teledyne Technologies Incorporated relating to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006)
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295) †
10.9	Second Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 26, 2006 (File No. 1-15295))†

Exhibit
No.	Description

10.11	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Susan L. Main (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†
10.12	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.13	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295) †
10.14	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295) †
10.15	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295) †
10.16	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as amended and restated (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 1-15295))†
10.17	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.18	Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007)†
10.19	Form of Restricted Stock Award Agreement — January 25, 2005 Award (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2005 (File No. 1-15295))†
10.20	Form of Restricted Stock Award Agreement — January 24, 2006 Award (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 1-15295))†
10.21	Form of Restricted Stock Award Agreement — January 23, 2007 Award*†
10.22	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2006)
10.23	Description of the 2007 Annual Incentive Plan (contained in and incorporated by reference to the Company’s Current Report on Form 8-K dated January 23, 2007).†
14.1	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.2	Code of Ethics for Financial Executives — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney — Directors*
24.2	Power of Attorney — Charles Crocker*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit
No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.