Form 10-Q
period 2007-04-01
TELEDYNE TECHNOLOGIES INC
filed 2007-05-10
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 1-15295

TELEDYNE TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1843385 (I.R.S. Employer Identification Number)

1049 Camino Dos Rios Thousand Oaks, California (Address of principal executive offices)	91360-2362 (Zip Code)
(805) 373-4545
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, $.01 par value per share	34,959,899 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	April 1,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$16.3	$13.0
Receivables, net	245.6	226.1
Inventories, net	166.4	155.8
Deferred income taxes, net	36.0	34.4
Prepaid expenses and other	12.5	17.5

Total current assets	476.8	446.8

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $208.2 at April 1, 2007 and $203.1 at December 31, 2006	171.4	164.8
Deferred income taxes, net	40.1	38.6
Goodwill, net	345.7	313.6
Acquired intangibles, net	63.7	69.4
Other assets	28.0	28.2

Total Assets	$1,125.7	$1,061.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$102.5	$94.1
Accrued liabilities	148.7	135.1
Current portion of long-term debt and capital lease obligation	1.2	1.2

Total current liabilities	252.4	230.4
Long-term debt and capital lease obligation	243.3	230.7
Accrued pension obligation	41.1	38.4
Accrued postretirement benefits	23.9	24.4
Minority interest	6.4	5.7
Other long-term liabilities	100.9	100.0

Total Liabilities	668.0	629.6
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 34,882,152 at April 1, 2007 and 34,719,700 at December 31, 2006	0.3	0.3
Additional paid-in capital	193.7	188.0
Retained earnings	306.1	285.8
Accumulated other comprehensive loss	(42.4)	(42.3)

Total Stockholders’ Equity	457.7	431.8

Total Liabilities and Stockholders’ Equity	$1,125.7	1,061.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 1, 2007 AND APRIL 2, 2006
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter
	2007	2006
Net Sales	$385.6	$330.2
Costs and expenses
Cost of sales	272.0	236.8
Selling, general and administrative expenses	76.7	67.1

Total costs and expenses	348.7	303.9

Income before other income and expense and income taxes	36.9	26.3
Other income, net	0.3	3.5
Interest and debt expense, net	(3.6)	(1.1)
Minority interest	(0.7)	—

Income before income taxes	32.9	28.7
Provision for income taxes	12.4	10.8

Net income	$20.5	$17.9

Basic earnings per common share	$0.59	$0.53

Weighted average common shares outstanding	34.8	34.0

Diluted earnings per common share	$0.57	$0.51

Weighted average diluted common shares outstanding	35.8	35.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2007 AND APRIL 2, 2006
(Unaudited — Amounts in millions)

	Three Months
	2007	2006
Cash flow from operating activities
Net income	$20.5	$17.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7.7	6.6
Disposal of fixed assets	(0.1)	—
Deferred income taxes	(3.1)	0.9
Stock option compensation expense	1.7	1.4
Excess income tax benefits from stock options	(0.6)	(3.9)

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(14.5)	(13.2)
Increase in inventories	(2.8)	(19.6)
(Increase) decrease in prepaid expenses and other assets	1.1	(1.9)
Increase in accounts payable	6.2	7.4
Increase in accrued liabilities	3.6	0.7
Increase in income taxes payable, net	12.6	10.1
Increase in long-term assets	0.3	0.8
Increase in other long-term liabilities	0.9	0.2
Increase in accrued pension obligation	2.8	1.1
Decrease in accrued postretirement benefits	(0.5)	(0.3)
Other operating, net	0.7	(0.2)

Net cash provided by operating activities	36.5	8.0

Cash flow from investing activities
Purchases of property, plant and equipment	(12.3)	(4.4)
Purchase of businesses, net of cash acquired	(36.1)	(32.2)
Proceeds from sale of assets	0.5	0.1

Net cash used by investing activities	(47.9)	(36.5)

Cash flow from financing activities
Borrowings of debt, net	12.5	19.5
Proceeds from exercise of stock options	1.6	5.0
Excess income tax benefits from stock options	0.6	3.9

Net cash provided by financing activities	14.7	28.4

Increase (decrease) in cash and cash equivalents	3.3	(0.1)
Cash and cash equivalents—beginning of period	13.0	9.3

Cash and cash equivalents—end of period	$16.3	$9.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 1, 2007
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Form 10-K).
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of April 1, 2007, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended April 1, 2007, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2007 presentation.
Recent Accounting Pronouncements
On January 1, 2007, Teledyne Technologies adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting tax benefits, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. See Note 9 for additional disclosures regarding the adoption of FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. Teledyne Technologies adopted SFAS 158 effective as of the end of the 2006 fiscal year. The impact of the adoption of SFAS 158 increased the minimum benefit plan liability component of accumulated other comprehensive loss and reduced stockholders’s equity by $41.1 million at December 31, 2006.
In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (SFAS No. 123(R)), that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. On January 2, 2006, Teledyne Technologies adopted SFAS No. 123(R), using the modified prospective method. See Note 5 for additional disclosures regarding the adoption of SFAS No. 123(R).

Note 2. Business Combinations
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of D.G. O’Brien, Inc. (“DGO”). DGO, headquartered in Seabrook, N.H., is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. At April 1, 2007, total cash paid, including other fees was $36.1 million. DGO’s balance sheet is reflected in the Teledyne Technologies’ condensed consolidated balance sheet at April 1, 2007. DGO’s results of operations and cash flows will be included beginning April 2, 2007. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies will operate this business under the name Teledyne D.G. O’Brien.
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
Scientific Company’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Scientific Company had been acquired at the beginning of the 2006 fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period. In addition, the unaudited pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

First
Quarter
(Unaudited in millions, except per share amounts)	2006
Net sales	$359.5
Net income	$16.8
Basic earnings per common share	$0.49
Diluted earnings per common share	$0.48

(a)	The above unaudited proforma information is presented for the Scientific Company acquisition as it is considered a material acquisition in accordance with SFAS 141, Business Combinations.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired a majority interest in Ocean Design, Inc. (“ODI”) for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Florida, is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.
The ODI minority stockholders have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In April 2007, Teledyne Instruments acquired an additional 0.3% of ownership in ODI for $0.1 million. To date, total cash paid, including the initial investment and subsequent share purchases, net of cash acquired was $34.5 million. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders.

On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (“CollaborX”) for consideration of $17.5 million, less certain transaction-related expenses. Teledyne Technologies recorded $2.9 million in notes payable related to the transaction, payable through 2009. At April 1, 2007, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands.
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave Corporation (“KW Microwave”), a manufacturer of defense microwave components and subsystems, for $10.5 million in cash. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million. Principally located in Poway, California, the business operates as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems.
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
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the DGO acquisition made in 2007 (in millions):

Current assets, excluding cash acquired	$12.9
Property, plant and equipment	1.5
Goodwill	18.6
Acquired intangible assets	6.0
Other assets	0.1

Total assets acquired	39.1

Current liabilities	3.0

Total liabilities assumed	3.0
Purchase price	$36.1

Teledyne Technologies’ goodwill was $345.7 million at April 1, 2007 and $313.6 million at December 31, 2006. Teledyne Technologies’ net acquired intangible assets were $63.7 million at April 1, 2007 and $69.4 million at December 31, 2006. The change in the balance of goodwill in 2007 resulted from the acquisition made in 2007 and an adjustment for the Scientific Company acquisition. The change in the balance of acquired intangibles in 2007 resulted from the acquisition made in 2007, an adjustment for the Scientific Company acquisition and amortization. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition, except as noted for DGO. Each of the companies acquired, except for CollaborX, Inc., is part of the Electronics and Communications segment. CollaborX, Inc. is part of the Systems Engineering and Solutions segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as, certain assets and liabilities for the CollaborX, ODI and Scientific Company acquisitions made in 2006 and the DGO acquisition made in 2007. The Company has made preliminary estimates of the amounts assigned to intangible assets, as well as, certain assets and liabilities at April 1, 2007, as there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of April 1, 2007 for the ODI acquisition was $15.9 million and $13.8 million, respectively, and did not change from December 31, 2006. The preliminary amount of goodwill and acquired intangible assets recorded as of April 1, 2007 for the CollaborX, Inc.

acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The revised preliminary amount of goodwill and gross acquired intangible assets recorded as of April 1, 2007 for the Scientific Company acquisition was $73.7 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Rockwell Scientific acquisition was $60.1 million and $19.0 million, respectively. The primary change was a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets following the receipt of a preliminary appraisal report for the valuation of acquired intangible assets. The preliminary amount of goodwill and acquired intangible assets recorded as of April 1, 2007 for the DGO acquisition was $18.6 million and $6.0 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party valuations and appraisals. Goodwill resulting from the CollaborX, Scientific Company and DGO acquisitions will be deductible for tax purposes.
Note 3. Comprehensive Income and Retained Earnings
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2007 and 2006 consists of the following (in millions):

	First Quarter
	2007	2006
Net income	$20.5	$17.9
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(0.1)	0.3

Total other comprehensive gain (loss)	(0.1)	0.3

Total comprehensive income	$20.4	$18.2

The following is a rollforward of the balance of retained earnings (in millions):

	First Quarter
	2007	2006
Balance at beginning of year	$285.8	$205.5
Net income	20.5	17.9
Cumulative effect of the adoption of Fin 48 (a)	(0.2)	—

Balance at end of quarter	$306.1	$223.4

(a)	Reflects impact of the adoption of FIN 48 effective January 1, 2007.

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2007	2006
Basic earnings per share
Net income	$20.5	$17.9

Weighted average common shares outstanding	34.8	34.0

Basic earnings per common share	$0.59	$0.53

Diluted earnings per share
Net income	$20.5	$17.9

Weighted average common shares outstanding	34.8	34.0
Dilutive effect of exercise of options outstanding	1.0	1.1

Weighted average diluted common shares outstanding	35.8	35.1

Diluted earnings per common share	$0.57	$0.51

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. For the first quarter of 2007 and the first quarter of 2006, the Company recorded a total of $1.7 million and $1.4 million, respectively in stock option expense. In 2007, the Company expects approximately $6.7 million in stock option compensation expense based on current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company used a combination of the historical volatility of Teledyne Technologies’ stock price and the implied volatility based on the price of traded options on Teledyne Technologies’ stock to calculate the expected volatility assumption to value stock options. The Company used the actual stock trading history since January 2001 in its volatility calculation. The expected dividend yield is based on Teledyne Technologies’ practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2007 and 2006:

	2007	2006
Expected dividend yield	—	—
Expected volatility	33.0%	36.0%
Risk-free interest rate	4.9%	4.7%
Expected life in years	5.6	5.5
Fair value per option granted	$15.54	$13.30

Stock option transactions for Teledyne Technologies’ employee stock option plans for the quarter ended April 1, 2007 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	2,537,559	$20.97
Granted	528,153	$39.47
Exercised	(79,901)	$20.32
Canceled or expired	(720)	$19.32

Ending balance	2,985,091	$24.20

Options exercisable at quarter-end	2,017,502	$18.82

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the first quarter ended April 1, 2007 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	301,186	$19.32
Granted	5,855	$26.12

Ending balance	307,041	$19.45

Options exercisable at quarter-end	258,230	$16.68

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.3 million at April 1, 2007 and $6.0 million at December 31, 2006.

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

Balance at	April 1, 2007	December 31, 2006
Raw materials and supplies	$63.6	$59.3
Work in process	110.0	106.2
Finished goods	19.4	15.9

	193.0	181.4
Progress payments	(1.7)	(1.2)
LIFO reserve	(24.9)	(24.4)

Total inventories, net	$166.4	$155.8

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $20.9 million and $19.5 million at April 1, 2007 and December 31, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $57.8 million and $60.1 million at April 1, 2007 and December 31, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $46.4 million and $44.4 million at April 1, 2007 and December 31, 2006, respectively and deferred compensation liabilities of $20.4 million and $19.3 million at April 1, 2007 and December 31, 2006, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
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

	First Three Months
	2007	2006
Balance at beginning of year	$11.4	$10.3
Accruals for product warranties charged to expense	1.6	1.6
Cost of product warranty claims	(1.7)	(1.2)
Acquisitions	0.1	0.2

Balance at end of quarter	$11.4	$10.9

Note 9. Income Taxes
On January 1, 2007, Teledyne Technologies adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting tax benefits, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
Except for claims for refunds related to credits for research activities, the Company has substantially concluded on all U.S. federal income tax matters for years through 2002. California tax returns for 2002 and

2003 are currently under examination. Substantially all other material state and local, and foreign income tax matters have been concluded for years through 2002.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.6 million for the payment of interest and did not recognize any amounts for the payment of penalties which are included as a component of the unrecognized tax benefit noted above. During the first quarter 2007, the Company recognized approximately $0.1 million in interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company anticipates the total unrecognized tax benefits will be reduced $1.5 million due to the settlement of audits and the expiration of statues of limitations in the next 12 months.
The Company’s effective tax rate for the first quarter of 2007 was 37.7%. The Company’s estimated effective income tax rate for the full year of 2007 is 35.6%, and reflects the anticipated filing for tax credits of approximately $3.0 million in the third quarter of 2007. Excluding the benefit for tax credits our estimated effective income tax rate for 2007 would be 37.6%. The Company’s effective tax rate for first quarter of 2006 was 37.5%.
Note 10. Long-Term Debt and Capital Lease
At April 1, 2007, Teledyne Technologies had $230.0 million outstanding under its $400.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $161.4 million at April 1, 2007. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At April 1, 2007, the Company was in compliance with these covenants. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at April 1, 2007 includes $230.0 million outstanding under the $400.0 million credit facility at a weighted average interest rate of 6.0%, $7.6 million outstanding under the two $5.0 million uncommitted credit lines and $3.0 million in other debt, of which $1.1 million is current. The amounts outstanding under the two uncommitted bank facilities are classified as long term debt on the balance sheet as the Company has the ability and the intent to repay these using its credit facility, if necessary. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At April 1, 2007, Teledyne Technologies had $8.6 million in outstanding letters of credit.
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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2006 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the Consolidated Financial Statements in the 2006 Form 10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition. The Company cannot provide assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.
At April 1, 2007, the Company’s reserves for environmental remediation obligations totaled $5.0 million, of which $0.7 million is included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
Various claims (whether based on U.S. Government or Company audits and investigations or otherwise) may be asserted against the Company related to its U.S. Government contract work, including claims based on business practices and cost classifications and actions under the False Claims Act. Although such claims are generally resolved by detailed fact-finding and negotiation, on those occasions when they are not so resolved, civil or criminal legal or administrative proceedings may ensue. Depending on the circumstances and the outcome, such proceedings could result in fines, penalties, compensatory and treble damages or the cancellation or suspension of payments under one or more U.S. Government contracts. Under government regulations, a company, or one or more of its operating divisions or units, can also be suspended or debarred from government contracts based on the results of investigations. Although the outcome of these matters cannot be predicted with certainty, management does not believe there is any audit, review or investigation currently pending against the Company, of which management is aware, that is likely to result in suspension or debarment of the Company, or that is otherwise likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could, however, have a material adverse effect on the Company’s results of operations for that period.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $22.9 million. The Company’s current aircraft product liability insurance policies expire on May 31, 2007.
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. On September 15, 2006, Teledyne Technologies merged the defined benefit pension plan acquired with the acquisition of Rockwell Scientific with its existing defined benefit plan. The defined benefit pension plan is frozen to new Teledyne Continental Motors (TCM) Toledo union entrants as of November 10, 2006 and to new TCM Mobile union entrants as of February 20, 2007. The Company’s assumed discount rate is 6.0% for 2007 and 2006. The Company’s assumed long-term rate of return on plan assets is 8.5% for 2007 and 2006.
Teledyne Technologies’ net periodic pension expense was $3.0 million for the first quarter of 2007, compared with net periodic pension expense of $4.1 million for the first quarter of 2006 in accordance with the pension accounting requirements of SFAS No. 87. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.5 million for the first quarter of 2007, compared with $2.4 million for the first quarter of 2006. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

The Company sponsors several postretirement defined benefit plans including a plan acquired with the acquisition of Scientific Company that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net period pension benefit (income) expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarter of 2007 and 2006 (in millions):

	First Quarter
Pension Benefits	2007	2006
Service cost — benefits earned during the period	$4.1	$3.5
Interest cost on benefit obligation	9.2	7.7
Expected return on plan assets	(11.7)	(8.8)
Amortization of prior service cost	0.4	0.5
Recognized actuarial loss	1.0	1.2

Net periodic benefit expense	$3.0	$4.1

	First Quarter
Postretirement Benefits	2007	2006
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.3	0.3
Recognized actuarial gain	(0.2)	(0.2)

Net periodic benefit expense	$0.1	$0.1

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (in millions):

	First	First
	Quarter	Quarter
	2007 (a)	2006 (a)	% Change
Net sales:
Electronics and Communications	$248.3	$202.0	22.9%
Systems Engineering Solutions	73.9	68.9	7.3%
Aerospace Engines and Components	58.1	53.1	9.4%
Energy Systems	5.3	6.2	(14.5)%

Total net sales	$385.6	$330.2	16.8%

Operating profit and other segment income:
Electronics and Communications	$30.2	$23.2	30.2%
Systems Engineering Solutions	6.5	5.9	10.2%
Aerospace Engines and Components (b)	7.7	6.3	22.2%
Energy Systems	0.1	—	*

Segment operating profit and other segment income	$44.5	$35.4	25.7%
Corporate expense	(7.6)	(6.6)	15.2%
Other income, net	0.3	1.0	(70.0)%
Interest expense, net	(3.6)	(1.1)	227.3%
Minority interest	(0.7)	—	*

Income before income taxes	32.9	28.7	14.6%
Provision for income taxes	12.4	10.8	14.8%

Net income	$20.5	$17.9	14.5%

(a)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. The Company recorded $1.7 million of compensation expense the first quarter of 2007. Of this amount, $0.6 million was recorded as corporate expense and $1.1 million was recorded in the operating segment results. The Company recorded $1.4 million of stock option compensation expense in the first quarter of 2006. Of this amount, $0.5 million was recorded as corporate expense and $0.9 million was recorded in the operating segment results.

(b)	The first quarter of 2006 included the final payment of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

*	not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy
Our strategy continues to emphasize growth in our core markets of defense electronics, instrumentation and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne Technologies, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their markets. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.
Results of Operations
First quarter of 2007 compared with the first quarter of 2006
Teledyne Technologies’ first quarter 2007 sales were $385.6 million, compared with sales of $330.2 million for the same period of 2006, an increase of 16.8%. Net income for the first quarter of 2007 was $20.5 million ($0.57 per diluted share) compared with net income of $17.9 million ($0.51 per diluted share) for the first quarter of 2006, an increase of 14.5%. The increase in sales for the 2007 period, compared with the same 2006 period, was driven primarily by acquisitions.
The first quarter of 2007, compared with the same period in 2006, reflected higher sales in each operating segment except the Energy Systems segment. The higher sales in the Electronics and Communications segment resulted from strategic acquisitions, including Benthos, Inc. (“Benthos”), acquired in January 2006, the acquisition of certain assets of KW Microwave Corporation (“KW Microwave”) in April 2006, the majority interest in Ocean Design, Inc. (“ODI”) acquired on August 16, 2006 and Rockwell Scientific Company LLC (“Scientific Company”) acquired on September 15, 2006. The higher sales in the Systems Engineering and Solutions segment reflected both organic growth and the acquisition of CollaborX, Inc. (“CollaborX”) on August 16, 2006. Incremental revenue in the first quarter of 2007 from businesses acquired since the end of 2005 was $50.8 million.
The increase in earnings for the first quarter of 2007, compared with the same period of 2006, reflected improved operating profit in each operating segment. Incremental operating profit in the first quarter of 2007 from businesses acquired since the end of 2005, including synergies, was $5.5 million. The first quarter of 2007 included pretax pension expense in accordance with the pension requirements of SFAS No. 87 of $3.0 million, compared with pretax pension expense of $4.1 million in the first quarter of 2006. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.5 million in the first quarter of 2007, compared with pretax pension expense of $2.4 million in the first quarter of 2006. For the first quarter of 2007 and 2006, we recorded a total of $1.7 million and $1.4 million respectively in stock option expense.
Cost of sales in total dollars was higher in first quarter of 2007, compared with the first quarter of 2006, primarily due to higher sales, driven by acquisitions. Cost of sales as a percentage of sales for the first quarter of 2007 decreased to 70.5% from 71.7% for the first quarter of 2006 and reflected sales mix differences.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2007, compared with the first quarter of 2006. This increase is primarily due to higher sales, driven by acquisitions. Selling, general and administrative expenses for the first quarter of 2007, as a percentage of sales, decreased to 19.9%, compared with 20.3% in the first quarter of 2006, which reflected slightly lower general and administrative expenses. Corporate expense for the first quarter of 2007, compared with the same period in 2006, was impacted by higher compensation expense and higher professional fee expenses for legal and tax related work.
Other income for the first quarter of 2006 includes the receipt of the final $2.5 million payment, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Interest expense, net of interest income, was $3.6 million in the first quarter of 2007, compared with $1.1 million for the first quarter of 2006. The increase in net interest expense primarily reflected the impact of higher debt levels and higher average interest rates.
The Company’s effective tax rate for the first quarter of 2007 was 37.7% compared with 37.5% for the first quarter of 2006.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (in millions):

	First	First
	Quarter	Quarter
	2007 (a)	2006 (a)	% Change
Net sales:
Electronics and Communications	$248.3	$202.0	22.9%
Systems Engineering Solutions	73.9	68.9	7.3%
Aerospace Engines and Components	58.1	53.1	9.4%
Energy Systems	5.3	6.2	(14.5)%

Total net sales	$385.6	$330.2	16.8%

Operating profit and other segment income:
Electronics and Communications	$30.2	$23.2	30.2%
Systems Engineering Solutions	6.5	5.9	10.2%
Aerospace Engines and Components (b)	7.7	6.3	22.2%
Energy Systems	0.1	—	*

Segment operating profit and other segment income	$44.5	$35.4	25.7%
Corporate expense	(7.6)	(6.6)	15.2%
Other income, net	0.3	1.0	(70.0)%
Interest expense, net	(3.6)	(1.1)	227.3%
Minority interest	(0.7)	—	*

Income before income taxes	32.9	28.7	14.6%
Provision for income taxes	12.4	10.8	14.8%

Net income	$20.5	$17.9	14.5%

(a)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. The Company recorded $1.7 million of compensation expense the first quarter of 2007. Of this amount, $0.6 million was recorded as corporate expense and $1.1 million was recorded in the operating segment results. The Company recorded $1.4 million of stock option compensation expense in the first quarter of 2006. Of this amount, $0.5 million was recorded as corporate expense and $0.9 million was recorded in the operating segment results.
(b)	The first quarter of 2006 included the final payment of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

* not meaningful
Electronics and Communications
First quarter of 2007 compared with the first quarter of 2006
Our Electronics and Communications segment’s first quarter 2007 sales were $248.3 million, compared with first quarter 2006 sales of $202.0 million, an increase of 22.9%. First quarter 2007 operating profit was $30.2 million, compared with operating profit of $23.2 million in the first quarter of 2006, an increase of 30.2%.
The first quarter 2007 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth of $33.1 million in defense electronics was driven by increased sales of traveling wave tubes, connectors and other defense microwave products. Additionally, the first quarter included revenue growth from the acquisition of Rockwell Scientific in September 2006 and the acquisition of assets of KW Microwave in April 2006. The revenue growth of $15.0 million in electronic instruments was driven by recent acquisitions. Revenue growth included the acquisition of the majority interest in ODI in August 2006 and Benthos, Inc. in January 2006. First quarter 2007 organic sales of electronic instruments were slightly lower as increased sales of instruments for the industrial and environmental monitoring instrumentation markets were offset by lower sales of geophysical sensors for the energy exploration market. Sales of geophysical sensors are currently expected to decline in 2007, compared with 2006, especially in the first half of the year. Incremental revenue in the first quarter of 2007 from businesses acquired since the end of 2005 was $47.0 million. Segment operating profit was favorably impacted by revenue from acquisitions. Incremental operating profit in the first quarter of 2007, from businesses acquired since the first quarter of 2006, including synergies, was $5.3 million. Segment operating profit was negatively impacted by $0.8 million of stock option compensation expense in the first quarter of 2007, compared with $0.6 million for the first quarter of 2006. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $1.0 million in the first quarter of 2007, compared with $1.2 million in the first quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $0.4 million in the first quarter of 2007 and $0.3 million in the first quarter of 2006. Segment operating profit for the first quarter of 2007 also reflected higher LIFO expense of $0.5 million.
Systems Engineering Solutions
First quarter of 2007 compared with the first quarter of 2006
Our Systems Engineering Solutions segment’s first quarter 2007 sales were $73.9 million, compared with first quarter 2006 sales of $68.9 million, an increase of 7.3%. First quarter 2007 operating profit was $6.5 million, compared with operating profit of $5.9 million for the first quarter of 2006, an increase of 10.2%.
First quarter 2007 sales reflected revenue growth in aerospace and defense programs of $8.2 million, partially offset by lower environmental sales of $3.5 million. The revenue growth in aerospace and defense programs included $3.8 million in revenue from the acquisition of CollaborX, Inc. in August 2006. Operating profit in the first quarter of 2007 reflected the impact of higher revenue, lower pension expense and operating profit of $0.2 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit was impacted by $0.2 million of stock option compensation expense for both the first quarter of 2007 and the first quarter of 2006. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $1.6 million in the first quarter of 2007, compared with $2.4 million in the first quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $2.0 million in the first quarter of 2007, compared with $2.1 million in the first quarter of 2006.
Aerospace Engines and Components
First quarter of 2007 compared with the first quarter of 2006
Our Aerospace Engines and Components segment’s first quarter 2007 sales were $58.1 million, compared with first quarter 2006 sales of $53.1 million, an increase of 9.4%. The first quarter 2007 operating profit was $7.7 million, compared with operating profit of $6.3 million in the first quarter of 2006, an increase of 22.2%.
The higher first quarter 2007 sales resulted primarily from higher aftermarket piston engine and spare parts sales of $3.5 million and higher turbine engine sales of $1.5 million. The higher turbine engine sales for 2007 reflected higher Harpoon engine sales and higher research and development sales, partially offset by lower Joint Air-to-Surface Standoff Missile (“JASSM”) engine sales. Operating profit for the first quarter of 2007 reflected the impact of higher sales and improved operating performance, as well as a favorable mix of higher margin sales in the military turbine engine business. Segment operating profit was impacted by $0.1 million of stock option compensation expense for both the first quarter of 2007 and the first quarter of 2006. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.2 million in the first quarter of 2007 compared with $0.3 million in the first quarter of 2006. Operating profit for the first quarter of 2006 included the receipt of the final $2.5 million payment pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

Teledyne Energy Systems
First quarter of 2007 compared with the first quarter of 2006
Our Energy Systems segment’s first quarter 2007 sales were $5.3 million, compared with first quarter 2006 sales of $6.2 million, a decrease of 14.5%. Operating profit was $0.1 million for the first quarter of 2007, compared with break even operating profit in the first quarter of 2006.
First quarter 2007 sales primarily reflected lower commercial hydrogen generator sales, partially offset by higher government sales. Operating profit improvement in the first quarter 2007 was due to favorable sales mix. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.1 million for both the first quarter of 2007 and the first quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $0.1 million in the first quarter of 2007 compared with no pension expense in the fourth quarter of 2006.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $36.5 million for the first three months of 2007, compared with $8.0 million for the same period of 2006. The higher net cash provided in the first three months of 2007, compared with the first three months of 2006, was primarily due to cash flow from companies acquired since 2005, higher net income, $3.0 million in lower pension contributions and $1.0 million in lower tax payments.
Our net cash used by investing activities was $47.9 million for the first three months of 2007, compared with cash used by investing activities of $36.5 million for the first three months of 2006. The 2007 and 2006 amount included $36.1 million and $32.2 million, respectively, for the purchase of businesses, net of cash acquired.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of D.G. O’Brien, Inc. (“DGO”). DGO, headquartered in Seabrook, N.H., is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. At April 1, 2007, total cash paid, including other fees was $36.1 million. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies will operate this business under the name Teledyne D.G. O’Brien.
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
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Fla., is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.
The ODI minority stockholders have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In April 2007, Teledyne Instruments acquired an additional 0.3% of ownership in ODI for $0.1 million. To date total cash paid, including the initial investment and subsequent share purchases, net of cash acquired was $34.5 million. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders.

On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (CollaborX) for consideration of $17.5 million, less certain transaction-related expenses. Teledyne Technologies recorded $2.9 million in notes payable related to the transaction, payable through 2009. At April 1, 2007, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands.
On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave, a manufacturer of defense microwave components and subsystems, for $10.5 million in cash. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million. Principally located in Poway, California, the business operates as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems.
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
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first three months of 2007 and 2006 were $12.3 million and $4.4 million, respectively. The increase included costs to relocate a manufacturing facility and other capital projects.
Teledyne Technologies’ goodwill was $345.7 million at April 1, 2007 and $313.6 million at December 31, 2006. Teledyne Technologies’ net acquired intangible assets were $63.7 million at April 1, 2007 and $69.4 million at December 31, 2006. The change in the balance of goodwill in 2007 resulted from the acquisition made in 2007 and an adjustment for the Scientific Company acquisition. The change in the balance of acquired intangibles in 2007 resulted from the acquisition made in 2007, an adjustment for the Scientific Company acquisition and amortization. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition, except as noted for DGO. Each of the companies acquired, except for CollaborX, Inc., is part of the Electronics and Communications segment. CollaborX, Inc. is part of the Systems Engineering and Solutions segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as, certain assets and liabilities for the CollaborX, Inc., Ocean Design, Inc. and Scientific Company acquisitions made in 2006 and the D. G. O’Brien acquisition made in 2007. The Company made preliminary estimates as of April 1, 2007, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of April 1, 2007 for the Ocean Design, Inc. acquisition was $15.9 million and $13.8 million, respectively, and did not change from December 31, 2006. The preliminary amount of goodwill and acquired intangible assets recorded as of April 1, 2007 for the CollaborX, Inc. acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The preliminary amount of goodwill and gross acquired intangible assets recorded as of April 1, 2007 for the Scientific Company acquisition was $73.7 million and $8.3 million, respectively. The revised preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Scientific Company acquisition was $60.1 million and $19.0 million, respectively. The primary change was a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets following the receipt of a preliminary appraisal report for the valuation acquired intangible asset. The preliminary amount of goodwill and acquired intangible assets recorded as of April 1, 2007 for the DGO acquisition was $18.6 million and $6.0 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of third party valuations and appraisals. Goodwill resulting from the CollaborX, Inc., Scientific Company and DGO acquisitions will be deductible for tax purposes.
Cash used by financing activities for the first three months of 2007 included net borrowings of $12.5 million, primarily to fund the DGO acquisition, partially offset by debt repayments. The first three months of 2006 included $19.5 million from the proceeds of debt primarily to fund the Benthos acquisition. The first three months of 2007 and 2006 included $0.6 million and $3.9 million, respectively, in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $1.6 million and $5.0 million for the first three months of 2007 and 2006, respectively.
Working capital was $224.4 million at April 1, 2007, compared with $216.4 million at December 31, 2006. The increase in working capital was due to the addition of working capital from our recent acquisition and higher accounts receivables, partially offset by higher income taxes payable.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the amended and restated credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $35.0 million in 2007, of which $12.3 million has been spent in the first three months of 2007.
Our credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At April 1, 2007, the Company was in compliance with these covenants. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $161.4 million at April 1, 2007.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: contract revenue recognition and contract estimates; aircraft product liability reserve; accounting for pension plans; and accounting for business combinations, goodwill and other long-lived assets. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Form 10-K).
Recent Accounting Pronouncements
On January 1, 2007, Teledyne Technologies adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting tax benefits, $3.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. See Note 9 for additional disclosures regarding the adoption of FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”), which provides guidance for recognition of a net liability or asset to report the funded status of company defined benefit pension and other postretirement benefit plans (collectively referred to herein as “benefit plans”) on company balance sheets. Teledyne Technologies adopted SFAS 158 effective as of the end of the 2006 fiscal year. The impact of the adoption of SFAS 158 increased the minimum benefit plan liability component of accumulated other comprehensive loss and reduced stockholders’s equity by $41.1 million at December 31, 2006.

The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method. For the first quarter of 2007 and the first quarter of 2006, the Company recorded a total of $1.7 million and $1.4 million, respectively, in stock option expense.
Outlook
Based on its current outlook, the Company’s management believes that second quarter 2007 earnings per share will be in the range of approximately $0.58 to $0.61. The full year 2007 earnings per share outlook is expected to be in the range of approximately $2.42 to $2.48. The Company’s estimated effective income tax rate for 2007 is 35.6% and reflects the anticipated receipt of tax credits of approximately $3.0 million in the third quarter of 2007. Excluding the receipt of tax credits our estimated effective income tax rate for 2007 would be 37.6%.
Our 2007 outlook reflects anticipated sales growth in the defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2006 and 2007. The Company’s second quarter and full year 2007 earnings per share outlook reflects an anticipated increase in expenses, including intangible asset amortization, as a result of the acquisitions completed in 2006 and 2007. In addition, full year sales of geophysical sensors are currently expected to decline in 2007, compared with 2006, especially in the first half of the year.
The full year 2007 earnings outlook includes approximately $12.2 million in pension expense under SFAS No. 87 and No. 158, or $2.1 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2006 earnings included $15.4 million in pension expense under SFAS No. 87 and No. 158, or $4.9 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year 2007 pension expense reflects pension contributions made in 2006, the impact of favorable market returns on plan assets and changes to the Company’s pension assets and liabilities resulting from the merger of the Scientific Company pension plan with Teledyne Technologies pension plan.
The Company’s 2007 earnings outlook also reflects $6.7 million in stock option compensation expense. The Company’s 2006 earnings included $5.9 million in stock option compensation expense.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2007 Full Year Outlook		2006	2005
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, stock option expense and excluding income tax benefit)	$2.50	$2.54	$2.36	$1.91
Pension expense — SFAS No. 87	(0.22)	(0.22)	(0.27)	(0.23)
Pension expense — CAS (b)	0.18	0.18	0.18	0.17

Earnings per share (excluding stock option expense and income tax benefit)	2.46	2.50	2.27	1.85
Stock option expense (c)	(0.12)	(0.12)	(0.10)	—
Income tax benefit(d)	0.08	0.10	0.09	—

Earnings per share — GAAP	$2.42	$2.48	$2.26	$1.85

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.
(b)	Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
(c)	Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.
(d)	Fiscal year 2006 included the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. Fiscal year 2007 reflects the anticipated receipt of tax credits of approximately $3.0 million in the third quarter of 2007.

Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information
From time to time we make, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, tax credits and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial aviation customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of our pension assets.
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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2006 Form 10-K and this Form 10-Q. We assume no duty to update forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2006 Annual Report on Form 10-K. At April 1, 2007, there were no hedging contracts outstanding.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of April 1, 2007, we had $230.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $2.3 million, assuming the $230.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 1, 2007, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended April 1, 2007, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 24 for some factors reflected in our 2007 earnings per share guidance.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders was held on April 25, 2007. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:
1.	The three nominees proposed by the Board of Directors were elected as Class II directors for a three-year term expiring at the 2010 Annual Meeting by the following votes:

Name	For	Withheld
Charles Crocker	32,473,949	267,202
Robert Mehrabian	31,904,738	836,413
Michael T. Smith	32,476,204	264,947
Other continuing directors include (1) Class I directors, Simon M. Lorne, Paul D. Miller, and Wesley W. von Schack, whose terms expire at the 2009 Annual Meeting and (2) Class III directors, Roxanne S. Austin, Robert P. Bozzone, Frank V. Cahouet and Kenneth C. Dahlberg, whose terms expire at the 2008 Annual Meeting.

2.	A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for 2007 was approved by a vote of 32,173,171 for versus 547,603 against. There were 20,377 abstentions and no broker non-votes with respect to this action.
Item 6. Exhibits
(a)	Exhibits

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

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: May 9, 2007	By:	/s/ Dale A. Schnittjer
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