Form 10-Q
period 2007-07-01
TELEDYNE TECHNOLOGIES INC
filed 2007-08-03
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-15295

TELEDYNE TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	25-1843385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1049 Camino Dos Rios
Thousand Oaks, California	91360-2362
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $.01 par value per share	35,034,769 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	July 1,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$12.2	$13.0
Receivables, net	242.7	226.1
Inventories, net	184.9	155.8
Deferred income taxes, net	35.2	34.4
Prepaid expenses and other	11.7	17.5

Total current assets	486.7	446.8

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $214.7 at July 1, 2007 and $203.1 at December 31, 2006	174.3	164.8
Deferred income taxes, net	48.2	38.6
Goodwill, net	351.5	313.6
Acquired intangibles, net	63.0	69.4
Other assets	29.4	28.2

Total Assets	$1,153.1	$1,061.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$105.0	$94.1
Accrued liabilities	160.0	135.1
Current portion of long-term debt and capital lease obligation	0.9	1.2

Total current liabilities	265.9	230.4
Long-term debt and capital lease obligation	219.2	230.7
Accrued pension obligation	41.3	38.4
Accrued postretirement benefits	23.8	24.4
Minority interest	7.3	5.7
Other long-term liabilities	107.4	100.0

Total Liabilities	664.9	629.6
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 35,024,297 at July 1, 2007 and 34,719,700 at December 31, 2006	0.4	0.3
Additional paid-in capital	199.5	188.0
Retained earnings	330.4	285.8
Accumulated other comprehensive loss	(42.1)	(42.3)

Total stockholders’ equity	488.2	431.8

Total Liabilities and Stockholders’ Equity	$1,153.1	$1,061.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2007	2006	2007	2006
Net Sales	$400.3	$348.1	$785.9	$678.3
Costs and expenses
Cost of sales	274.9	245.4	546.9	482.2
Selling, general and administrative expenses	81.8	69.2	158.5	136.3

Total costs and expenses	356.7	314.6	705.4	618.5

Income before other income and expense and income taxes	43.6	33.5	80.5	59.8
Other income	0.2	0.5	0.5	4.0
Interest and debt expense, net	(3.5)	(1.1)	(7.1)	(2.2)
Minority interest	(0.9)	—	(1.6)	—

Income before income taxes	39.4	32.9	72.3	61.6
Provision for income taxes	15.1	12.0	27.5	22.8

Net income	$24.3	$20.9	$44.8	$38.8

Basic earnings per common share	$0.69	$0.61	$1.28	$1.13

Weighted average common shares outstanding	35.0	34.4	34.9	34.2

Diluted earnings per common share	$0.67	$0.59	$1.24	$1.10

Weighted average diluted common shares outstanding	36.1	35.4	36.0	35.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2007 AND JULY 2, 2006
(Unaudited — Amounts in millions)

	Six Months
	2007	2006
Cash flow from operating activities
Net income	$44.8	$38.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16.6	13.1
Disposal of fixed assets	(0.1)	—
Deferred income taxes	(10.3)	(0.8)
Stock option compensation expense	3.3	2.9
Excess income tax benefits from stock options	(2.1)	(5.2)

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(10.3)	(18.0)
Increase in inventories	(20.8)	(24.6)
Decrease in prepaid expenses and other assets	1.8	2.1
Increase in accounts payable	7.5	9.0
Increase in accrued liabilities	9.8	2.1
Increase in income taxes payable, net	18.9	15.7
(Increase) decrease in long-term assets	(1.6)	0.4
Increase in other long-term liabilities	6.9	5.0
Increase in accrued pension obligation	3.4	0.7
Decrease in accrued postretirement benefits	(0.6)	(0.7)
Other operating, net	1.7	0.6

Net cash provided by operating activities	68.9	41.1

Cash flow from investing activities
Purchases of property, plant and equipment	(22.4)	(9.2)
Purchase of businesses, net of cash acquired	(42.7)	(43.5)
Proceeds from sale of assets	0.9	0.2

Net cash used by investing activities	(64.2)	(52.5)

Cash flow from financing activities
Repayments of debt, net	(11.8)	(2.3)
Proceeds from exercise of stock options	4.2	7.1
Excess income tax benefits from stock options	2.1	5.2

Net cash provided (used) by financing activities	(5.5)	10.0

Decrease in cash and cash equivalents	(0.8)	(1.4)
Cash and cash equivalents—beginning of period	13.0	9.3

Cash and cash equivalents—end of period	$12.2	$7.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2007
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of July 1, 2007, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended. The results of operations and cash flows for the period ended July 1, 2007, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2007 presentation.
Recent Accounting Pronouncements
On January 1, 2007, Teledyne Technologies adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting related deferred tax assets, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. See Note 9 for additional disclosures regarding the adoption of FIN 48.
Note 2. Business Combinations
On June 20, 2007 Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc., (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At July 1, 2007 total cash paid, net of cash acquired was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments, in connection with the acquisition, payable through 2010 in three installments. Tindall, which has been merged into Teledyne Cougar, designs and manufactures high performance Instantaneous Frequency Measurement (“IFM”) based systems and subsystems, including integrated frequency locked sources and set-on receiver-jammers used for U.S. Navy and Air Force training. Tindall’s operations, based in Pleasanton, California, are being consolidated with the operations of Teledyne Cougar in Sunnyvale, California. Tindall’s balance sheet is reflected in the Teledyne Technologies’ condensed consolidated balance sheet at July 1, 2007. Tindall’s results of operations and cash flows will be included beginning July 2, 2007. Tindall had revenue of $2.7 million for its fiscal year ended December 2006.

On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of D.G. O’Brien, Inc. (“DGO”) for consideration of $37.1 million, which includes a $1.0 purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. At July 1, 2007, total cash paid including other fees, was $36.1 million. On July 13, 2007, Teledyne Technologies paid the purchase price adjustment of $1.0 million. DGO’s balance sheet was reflected in the Teledyne Technologies’ condensed consolidated balance sheet at April 1, 2007. DGO’s results of operations and cash flows have been included beginning April 2, 2007. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.
On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. acquired Rockwell Scientific Company LLC for $167.5 million in cash, with the sellers retaining certain liabilities. Total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific & Imaging, LLC (“Scientific Company”). Headquartered in Thousand Oaks, California, Scientific Company is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Scientific Company’s results have been included since the date of the acquisition.
The unaudited pro forma financial information below combines Teledyne Technologies historical income statement information with Scientific Company’s historical income statement information and assumes that Scientific Company had been acquired at the beginning of the 2006 fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period. In addition, the unaudited pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	Second	Six
	Quarter	Months
(amounts in millions, except per-share amounts)	2006	2006
Net sales	$379.8	$739.3
Net income	$20.3	$37.6
Basic earnings per common share	$0.59	$1.10
Diluted earnings per common share	$0.57	$1.07

(a)	The above unaudited proforma information is presented for the Scientific Company acquisition as it is considered a material acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.
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
The ODI minority stockholders have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.4% of ownership in ODI for $0.2 million. Total cash paid to date, including the initial investment and subsequent share purchases, net of cash acquired was $34.6 million. At July 1, 2007, Teledyne Instruments owns 61.3% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders.

On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (“CollaborX”) for consideration of $17.5 million, less certain transaction-related expenses. Teledyne Technologies recorded $2.9 million in notes payable related to the transaction, payable through 2009. At July 1, 2007, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands.
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
On January 27, 2006, we acquired all of the outstanding shares of Benthos, Inc. (“Benthos”) for $17.50 per share in cash. The aggregate consideration for the outstanding Benthos shares was approximately $40.6 million (including payments for the settlement of outstanding stock options) or $32.2 million taking into consideration $8.4 million in cash acquired. Benthos, located in North Falmouth, Massachusetts, is a provider of oceanographic products used in port and harbor security services, military applications, energy exploration and oceanographic research.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the DGO and Tindall acquisitions made in 2007 (in millions):

Current assets	$14.7
Property, plant and equipment	1.5
Goodwill	23.8
Acquired intangible assets	7.1
Other assets	0.2
Current liabilities	(4.9)
Long-term liabilities	(0.7)

Total net assets acquired	$41.7

Teledyne Technologies’ goodwill was $351.5 million at July 1, 2007 and $313.6 million at December 31, 2006. Teledyne Technologies’ net acquired intangible assets were $63.0 million at July 1, 2007 and $69.4 million at December 31, 2006. The change in the balance of goodwill in 2007 primarily resulted from the acquisitions made in 2007 and an adjustment for the Scientific Company acquisition. The change in the balance of acquired intangible assets in 2007 resulted from the acquisitions made in 2007, an adjustment for the Scientific Company acquisition and amortization of acquired intangible assets. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition, except as noted for DGO and Tindall. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Systems Engineering Solutions segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the CollaborX, ODI and Scientific Company acquisitions made in 2006 and the DGO and Tindall acquisitions made in 2007. The Company made preliminary estimates as of July 1, 2007, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the ODI acquisition was $16.8 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The change in goodwill from December 31, 2006 reflects additional share purchases and changes to the estimated income tax balances. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The preliminary amount of goodwill and gross acquired intangible assets recorded as of July 1, 2007 for the

Scientific Company acquisition was $74.3 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Scientific Company acquisition was $60.1 million and $19.0 million, respectively. The primary change was a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets following the receipt of a preliminary appraisal report for the valuation acquired intangible asset. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the DGO acquisition was $19.7 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the Tindall acquisition was $4.1 million and $1.1 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuations and appraisals. Goodwill resulting from the CollaborX, Scientific Company and DGO acquisitions will be deductible for tax purposes.
Note 3. Comprehensive Income and Retained Earnings
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2007 and 2006 consists of the following (in millions):

	Second Quarter		Six Months
	2007	2006	2007	2006
Net income	$24.3	$20.9	$44.8	$38.8
Other comprehensive gain, net of tax:
Foreign currency translation gains	0.3	0.3	0.2	0.6

Total other comprehensive gain	0.3	0.3	0.2	0.6

Total comprehensive income	$24.6	$21.2	$45.0	$39.4

The following is a rollforward of the balance of retained earnings (in millions):

	Six Months
	2007	2006
Balance at beginning of year	$285.8	$205.5
Net income	44.8	38.8
Cumulative effect of the adoption of Fin No. 48 (a)	(0.2)	—

Balance at end of period	$330.4	$244.3

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2007	2006	2007	2006
Basic earnings per share
Net income	$24.3	$20.9	$44.8	$38.8

Weighted average common shares outstanding	35.0	34.4	34.9	34.2

Basic earnings per common share	$0.69	$0.61	$1.28	$1.13

Diluted earnings per share
Net income	$24.3	$20.9	$44.8	$38.8

Weighted average common shares outstanding	35.0	34.4	34.9	34.2
Dilutive effect of exercise of options outstanding	1.1	1.0	1.1	1.1

Weighted average diluted common shares outstanding	36.1	35.4	36.0	35.3

Diluted earnings per common share	$0.67	$0.59	$1.24	$1.10

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. Effective January 2, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. For the second quarter and first six months of 2007, the Company recorded a total of $1.6 million and $3.3 million, respectively in stock option expense. For the second quarter and first six months of 2006, the Company recorded a total of $1.5 million and $2.9 million, respectively in stock option expense. In 2007, the Company expects approximately $6.8 million in stock option compensation expense based on current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price and actual stock option grants during the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
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

	2007	2006
Expected dividend yield	—	—
Expected volatility	33.0%	36.0%
Risk-free interest rate	4.9%	4.7%
Expected life in years	5.6	5.5
Based on the assumptions in the table above, the grant date fair value of stock options granted in 2007 and 2006 was $15.54 and $13.30, respectively.
Stock option transactions for Teledyne’s employees for the second quarter and first six months ended July 1, 2007 are summarized as follows:

	2007
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	2,985,091	$24.20	2,537,559	$20.97
Granted	4,500	$40.18	532,653	$39.48
Exercised	(140,954)	$18.59	(220,855)	$19.21
Cancelled or expired	(10,499)	$36.55	(11,219)	$25.63

Ending balance	2,838,138	$24.46	2,838,138	$24.46

Options exercisable at end of period	1,876,364	$18.83	1,876,364	$18.83

Stock option transactions for Teledyne’s non-employee directors for the second quarter and first six months ended July 1, 2007 are summarized as follows:

	2007
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	307,041	$19.45	301,186	$19.32
Granted	37,284	$45.38	43,139	$42.77
Exercised	(1,191)	$10.08	(1,191)	$10.08

Ending balance	343,134	$22.30	343,134	$22.30

Options exercisable at end of period	287,251	$18.79	287,251	$18.79

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.2 million at July 1, 2007 and $6.0 million at December 31, 2006.

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

Balance at	July 1, 2007	December 31, 2006
Raw materials and supplies	$63.9	$59.3
Work in process	126.6	106.2
Finished goods	20.3	15.9

	210.8	181.4
Progress payments	(0.5)	(1.2)
LIFO reserve	(25.4)	(24.4)

Total inventories, net	$184.9	$155.8

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $22.9 million and $19.5 million at July 1, 2007 and December 31, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $58.2 million and $60.1 million at July 1, 2007 and December 31, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $48.4 million and $44.4 million at July 1, 2007 and December 31, 2006, respectively and deferred compensation liabilities of $22.3 million and $19.3 million at July 1, 2007 and December 31, 2006, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
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

	Six Months
	2007	2006
Balance at beginning of year	$11.4	$10.3
Accruals for product warranties charged to expense	3.7	3.9
Cost of product warranty claims	(3.9)	(3.3)
Acquisitions	0.1	0.2

Balance at end of period	$11.3	$11.1

Note 9. Income Taxes
On January 1, 2007, Teledyne Technologies adopted FIN No. 48. As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting related deferred tax assets, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.
Except for claims for refunds related to credits for research activities, the Company has substantially concluded all U.S. federal income tax matters for years through 2002. California tax returns for 2002 and

2003 are currently under examination. Substantially all other material state and local, and foreign income tax matters have been concluded for years through 2002.
The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN 48, the Company recognized approximately $0.6 million for the payment of interest and did not recognize any amounts for the payment of penalties which are included as a component of the unrecognized tax benefit noted above. During the first six months of 2007, the Company recognized approximately $0.2 million in interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
The Company anticipates the total unrecognized tax benefits will be reduced by $1.8 million due to the settlement of audits and the expiration of statutes of limitations in the next 12 months.
The Company’s effective tax rates for the second quarter and first six months of 2007 were 38.3% and 38.0%, respectively. The Company’s estimated effective income tax rate for the full year of 2007 is 35.3%, and reflects the anticipated filing for tax credits of approximately $3.0 million in the third quarter of 2007. Excluding the benefit for tax credits our estimated effective income tax rate for 2007 would be 37.2%. The Company’s effective tax rates for the second quarter and first six months of 2006 were 36.5% and 37.0%, respectively.
Note 10. Long-Term Debt and Capital Lease
At July 1, 2007, Teledyne Technologies had $206.0 million outstanding under its $400.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $185.1 million at July 1, 2007. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At July 1, 2007, the Company was in compliance with these covenants. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at July 1, 2007 includes $206.0 million outstanding under the $400.0 million credit facility at a weighted average interest rate of 5.8%, $7.5 million outstanding under the two $5.0 million uncommitted credit lines and $2.7 million in other debt, of which $0.8 million is current. The amounts outstanding under the two uncommitted bank facilities are classified as long term debt on the balance sheet as the Company has the ability and the intent to repay these using its credit facility, if necessary. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At July 1, 2007, Teledyne Technologies had $8.9 million in outstanding letters of credit.
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
At July 1, 2007, the Company’s reserves for environmental remediation obligations totaled $5.0 million, of which $0.7 million is included in other current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $21.0 million. The Company’s current aircraft product liability insurance policies expire on May 31, 2008.
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. On September 15, 2006, Teledyne Technologies merged the defined benefit pension plan acquired with the acquisition of Rockwell Scientific with its existing defined benefit plan. The defined benefit pension plan is frozen to new Teledyne Continental Motors (TCM) Toledo union entrants as of November 10, 2006 and to new TCM Mobile union entrants as of February 20, 2007. The Company’s assumed discount rate on plan liabilities is 6.0% for 2007 and 2006. The Company’s assumed long-term rate of return on plan assets is 8.5% for 2007 and 2006.
Teledyne Technologies’ net periodic pension expense was $2.9 million and $5.9 million for the second quarter and first six months of 2007, compared with net periodic pension expense of $4.1 million and $8.2 million for the second quarter and first six months of 2006 in accordance with the pension accounting requirements of SFAS No. 87 and SFAS No. 158. Pension expense allocated to contracts pursuant to U.S.

Government Cost Accounting Standards (“CAS”) was $2.6 million and $5.1 million for the second quarter and first six months of 2007, compared with $2.5 million and $4.9 million for the second quarter and first six months of 2006. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans including a plan acquired with the acquisition of Scientific Company that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net period pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2007 and 2006 (in millions):

	Second Quarter		Six Months
Pension Benefits	2007	2006	2007	2006
Service cost — benefits earned during the period	$4.2	$3.5	$8.3	$7.0
Interest cost on benefit obligation	9.2	7.7	18.4	15.4
Expected return on plan assets	(11.8)	(8.8)	(23.5)	(17.6)
Amortization of prior service cost	0.4	0.5	0.8	1.0
Recognized actuarial loss	0.9	1.2	1.9	2.4

Net periodic benefit expense	$2.9	$4.1	$5.9	$8.2

	Second Quarter		Six Months
Postretirement Benefits	2007	2006	2007	2006
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.2	0.3	0.5	0.6
Recognized actuarial gain	(0.1)	(0.1)	(0.3)	(0.3)

Net periodic benefit expense	$0.1	$0.2	$0.2	$0.3

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (amounts in millions):

	Second	Second		Six	Six
	Quarter	Quarter	%	Months	Months	%
	2007	2006	Change	2007	2006	Change
Net sales:
Electronics and Communications	$266.0	$215.4	23.5%	$514.3	$417.4	23.2%
Systems Engineering Solutions	73.7	68.9	7.0%	147.6	137.8	7.1%
Aerospace Engines and Components	53.7	57.8	(7.1)%	111.8	110.9	0.8%
Energy Systems	6.9	6.0	15.0%	12.2	12.2	—

Total net sales	$400.3	$348.1	15.0%	$785.9	$678.3	15.9%

Operating profit and other segment income:
Electronics and Communications	$37.3	$27.9	33.7%	$67.5	$51.1	32.1%
Systems Engineering Solutions	6.4	6.6	(3.0)%	12.9	12.5	3.2%
Aerospace Engines and Components (a)	6.8	4.9	38.8%	14.5	11.2	29.5%
Energy Systems	0.3	0.2	50.0%	0.4	0.2	100.0%

Segment operating profit and other segment income	$50.8	$39.6	28.3%	$95.3	$75.0	27.1%
Corporate expense	(7.2)	(6.1)	18.0%	(14.8)	(12.7)	16.5%
Other income, net	0.2	0.5	(60.0)%	0.5	1.5	(66.7)%
Minority interest	(0.9)	—	*	(1.6)	—	*
Interest expense, net	(3.5)	(1.1)	218.2%	(7.1)	(2.2)	222.7%

Income before income taxes	39.4	32.9	19.8%	72.3	61.6	17.4%
Provision for income taxes	15.1	12.0	25.8%	27.5	22.8	20.6%

Net income	$24.3	$20.9	16.3%	$44.8	$38.8	15.5%

(a)	The first six months of 2006, includes the first quarter receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

*	not meaningful

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
Results of Operations
Second quarter of 2007 compared with the second quarter of 2006
Teledyne Technologies’ second quarter 2007 sales were $400.3 million, compared with sales of $348.1 million for the same period of 2006, an increase of 15.0%. Net income for the second quarter of 2007 was $24.3 million ($0.67 per diluted share) compared with net income of $20.9 million ($0.59 per diluted share) for the second quarter of 2006, an increase of 16.3%. The increase in sales for the 2007 period, compared with the same 2006 period, was driven primarily by acquisitions.
The second quarter of 2007, compared with the same period in 2006, reflected higher sales in each operating segment except the Aerospace Engines and Components segment. The higher sales in the Electronics and Communications segment resulted from strategic acquisitions, including the acquisition of certain assets of KW Microwave Corporation (“KW Microwave”) in April 2006, the majority interest in Ocean Design, Inc. (“ODI”) acquired on August 16, 2006, Rockwell Scientific Company LLC (“Scientific Company”) acquired on September 15, 2006 and assets of D.G. O’Brien, Inc. (“DGO”) acquired on March 30, 2007. The higher sales in the Systems Engineering Solutions segment reflected both organic growth and the acquisition of CollaborX, Inc. (“CollaborX”) on August 16, 2006. Incremental revenue in the second quarter of 2007 from businesses acquired since the end of the first quarter of 2006 was $55.1 million.
The increase in earnings for the second quarter of 2007, compared with the same period of 2006, reflected improved operating profit in each operating segment except the Systems Engineering Solutions segment. Incremental operating profit in the second quarter of 2007 from businesses acquired since the end of the first quarter of 2006, including synergies, was $5.3 million.
The second quarter of 2007 included pretax pension expense, in accordance with the pension requirements of SFAS No. 87 and No. 158 of $2.9 million, compared with pretax pension expense of $4.1 million in the second quarter of 2006. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.6 million in the second quarter of 2007, compared with pretax pension expense of $2.5 million in the second quarter of 2006.
For the second quarter of 2007 and 2006, we recorded a total of $1.6 million and $1.5 million respectively in stock option expense.
Cost of sales in total dollars was higher in the second quarter of 2007, compared with the second quarter of 2006, primarily due to higher sales, driven by acquisitions. Cost of sales as a percentage of sales for the second quarter of 2007 decreased to 68.7% from 70.5% for the second quarter of 2006 and reflected sales mix differences. Cost of sales for the second quarter of 2007 also reflected higher LIFO expense of $0.4 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter of 2007, compared with the second quarter of 2006. This increase is primarily due to higher sales, driven by acquisitions. Selling, general and administrative expenses for the second quarter of 2007, as a percentage of sales, increased to 20.4%, compared with 19.9% in the second quarter of 2006, which reflected slightly higher general and administrative expenses as percentage of sales. Corporate expense for the second quarter of 2007, compared with the same period in 2006, was impacted by higher compensation expense and higher professional fee expenses.

Interest expense, net of interest income, was $3.5 million in the second quarter of 2007, compared with $1.1 million for the second quarter of 2006. The increase in net interest expense primarily reflected the impact of higher debt levels due to acquisitions. Minority interest primarily reflects the minority ownership interest in ODI.
The Company’s effective tax rate for the second quarter of 2007 was 38.3% compared with 36.5% for the second quarter of 2006.
First six months of 2007 compared with the first six months of 2006
Teledyne Technologies’ sales for the first six months of 2007 were $785.9 million, compared with sales of $678.3 million for the same period of 2006, an increase of 15.9%. Net income for the first six months of 2007 was $44.8 million ($1.24 per diluted share) compared with net income of $38.8 million ($1.10 per diluted share) for the first six months of 2006, an increase of 15.5%. The increase in sales for the 2007 period, compared with the same 2006 period, was driven by acquisitions.
The first six months of 2007, compared with the same period in 2006, reflected higher sales in each operating segment except the Energy Systems segment which had flat sales. The higher sales in the Electronics and Communications segment resulted from strategic acquisitions, including Benthos, Inc. (“Benthos”), acquired in January 2006, KW Microwave, the majority interest in ODI, Scientific Company and DGO. The higher sales in the Systems Engineering Solutions segment reflected both organic growth and the acquisition of CollaborX. Incremental revenue in the first six months of 2007 from businesses acquired since the end of 2005 was $106.2 million.
The increase in earnings for the first six months of 2007, compared with the same period of 2006, reflected improved operating profit in each operating segment. Incremental operating profit in the first six months of 2007 from businesses acquired since the end of 2005, including synergies, was $11.3 million. The first six months of 2007 included pretax pension expense in accordance with the pension requirements of SFAS No. 87 and SFAS No. 158 of $5.9 million, compared with pretax pension expense of $8.2 million in the first six months of 2006. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $5.1 million in the first six months of 2007, compared with pretax pension expense of $4.9 million in the first six months of 2006. For the first six months of 2007 and 2006, we recorded a total of $3.3 million and $2.9 million respectively in stock option expense.
Cost of sales in total dollars was higher in first six months of 2007, compared with the first six months of 2006, primarily due to higher sales, driven by acquisitions. Cost of sales as a percentage of sales for the first six months of 2007 decreased to 69.6% from 71.1% for the first six months of 2006 and reflected sales mix differences. Cost of sales for the first six months of 2007 also reflected higher LIFO expense of $0.9 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first six months of 2007, compared with the first six months of 2006. This increase is primarily due to higher sales, driven by acquisitions. Selling, general and administrative expenses for the first six months of 2007, as a percentage of sales, increased slightly to 20.2%, compared with 20.1% in the first six months of 2006. Corporate expense for the first six months of 2007, compared with the same period in 2006, was impacted by higher compensation expense and higher professional fee expenses.
Other income for the first six months of 2006 includes the first quarter receipt of the final $2.5 million payment, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Interest expense, net of interest income, was $7.1 million in the first six months of 2007, compared with $2.2 million for the first six months of 2006. The increase in net interest expense primarily reflected the impact of higher debt levels due to acquisitions. Minority interest primarily reflects the minority ownership interest in ODI.
The Company’s effective tax rate for the first six months of 2007 was 38.0% compared with 37.0% for the first six months of 2006.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second	Second		Six	Six
	Quarter	Quarter	%	Months	Months	%
	2007	2006	Change	2007	2006	Change
Net sales:
Electronics and Communications	$266.0	$215.4	23.5%	$514.3	$417.4	23.2%
Systems Engineering Solutions	73.7	68.9	7.0%	147.6	137.8	7.1%
Aerospace Engines and Components	53.7	57.8	(7.1)%	111.8	110.9	0.8%
Energy Systems	6.9	6.0	15.0%	12.2	12.2	—

Total net sales	$400.3	$348.1	15.0%	$785.9	$678.3	15.9%

Operating profit and other segment income:
Electronics and Communications	$37.3	$27.9	33.7%	$67.5	$51.1	32.1%
Systems Engineering Solutions	6.4	6.6	(3.0)%	12.9	12.5	3.2%
Aerospace Engines and Components (a)	6.8	4.9	38.8%	14.5	11.2	29.5%
Energy Systems	0.3	0.2	50.0%	0.4	0.2	100.0%

Segment operating profit and other segment income	$50.8	$39.6	28.3%	$95.3	$75.0	27.1%
Corporate expense	(7.2)	(6.1)	18.0%	(14.8)	(12.7)	16.5%
Other income, net	0.2	0.5	(60.0)%	0.5	1.5	(66.7)%
Minority interest	(0.9)	—	*	(1.6)	—	*
Interest expense, net	(3.5)	(1.1)	218.2%	(7.1)	(2.2)	222.7%

Income before income taxes	39.4	32.9	19.8%	72.3	61.6	17.4%
Provision for income taxes	15.1	12.0	25.8%	27.5	22.8	20.6%

Net income	$24.3	$20.9	16.3%	$44.8	$38.8	15.5%

(a)	The first six months of 2006, includes the first quarter receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

*	not meaningful
Electronics and Communications
Second quarter of 2007 compared with the second quarter of 2006
Our Electronics and Communications segment’s second quarter 2007 sales were $266.0 million, compared with second quarter 2006 sales of $215.4 million, an increase of 23.5%. Second quarter 2007 operating profit was $37.3 million, compared with operating profit of $27.9 million in the second quarter of 2006, an increase of 33.7%.
The second quarter 2007 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. The revenue growth of $28.7 million in defense electronics was driven by the acquisition of Rockwell Scientific in September 2006. The revenue growth of $23.9 million in electronic instruments was driven by recent acquisitions. Revenue growth in electronic instruments included the acquisition of the majority interest in ODI in August 2006 and the acquisition of assets of DGO in March 2007. Second quarter 2007 organic sales of electronic instruments increased slightly with increased sales of instruments for the industrial and environmental monitoring instrumentation markets being partially offset by lower sales of geophysical sensors for the energy exploration market. Sales of geophysical sensors are expected to decline in 2007, compared with 2006, due to lower first half sales. Lower sales of other commercial electronics primarily reflected lower sales of medical electronic manufacturing services. Declines in electronic manufacturing services are expected to continue in the remainder of 2007. Incremental revenue in the second quarter of 2007, from businesses acquired since the first quarter of 2006, was $51.4 million. Segment operating profit was favorably impacted by revenue from acquisitions. Incremental operating profit in the second quarter of 2007, from businesses acquired since the second quarter of 2006, including synergies, was $5.2 million. Segment operating profit was negatively impacted by $0.7 million of stock option compensation expense in the second quarter of 2007, compared with $0.6 million for the first quarter of 2006. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $1.0 million in the second quarter of 2007, compared with $1.2 million in the second quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $0.5 million in the second quarter of 2007 compared with $0.4 million in the second quarter of 2006.
First six months of 2007 compared with the first six months of 2006
Our Electronics and Communications segment’s first six months 2007 sales were $514.3 million, compared with first six months 2006 sales of $417.4 million, an increase of 23.2%. First six months 2007 operating profit was $67.5 million, compared with operating profit of $51.1 million in the first six months of 2006, an increase of 32.1%.
The first six months 2007 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. The revenue growth of $61.8 million in defense electronics was driven by the acquisition of Rockwell Scientific in September 2006 and the acquisition of assets of KW Microwave in April 2006. The revenue growth of $38.9 million in electronic instruments was driven by recent acquisitions. Revenue growth in electronic instruments included the acquisition of the majority interest in ODI in August 2006 and Benthos, Inc. in January 2006 and the acquisition of assets of DGO in March 2007. The first six months 2007 organic sales of electronic instruments increased slightly with increased sales of instruments for the industrial and environmental monitoring instrumentation markets being partially offset by lower sales of geophysical sensors for the energy exploration market. Lower sales of other commercial electronics primarily reflected lower sales of medical electronic manufacturing services. Incremental revenue in the first six months of 2007, from businesses acquired since the end of 2005, was $98.8 million. Segment operating profit was favorably impacted by revenue from acquisitions. Incremental operating profit for the first six months of 2007, from businesses acquired since the end of 2005, including synergies, was $11.0 million. Segment operating profit was negatively impacted by $1.5 million of stock option compensation expense in the first six months of 2007, compared with $1.2 million for the first six months of 2006. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $2.0 million in the first six months of 2007, compared with $2.4 million in the first six months of 2006. Pension expense allocated to contracts pursuant to CAS was $0.9 million in the first six months of 2007 and $0.7 million in the first six months of 2006. Segment operating profit for the first six months of 2007 reflected higher LIFO expense of $0.5 million. In the first six months of 2006, we recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line.
Systems Engineering Solutions
Second quarter of 2007 compared with the second quarter of 2006
Our Systems Engineering Solutions segment’s second quarter 2007 sales were $73.7 million, compared with second quarter 2006 sales of $68.9 million, an increase of 7.0%. Second quarter 2007 operating profit was $6.4 million, compared with operating profit of $6.6 million for the second quarter of 2006, a decrease of 3.0%.
Second quarter 2007 sales reflected revenue growth in aerospace and defense programs of $9.2 million, partially offset by lower environmental sales of $3.9 million. The revenue growth in aerospace and defense programs included $3.7 million in revenue from the acquisition of CollaborX in August 2006. Operating profit in the second quarter of 2007 reflected the impact of higher revenue, lower pension expense and operating profit of $0.1 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit was impacted by $0.2 million of stock option compensation expense for both the second quarter of 2007 and the second quarter of 2006. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $1.6 million in the second quarter of 2007, compared with $2.3 million in the second quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $2.0 million in the second quarter of 2007, compared with $1.9 million in the second quarter of 2006.

First six months of 2007 compared with the first six months of 2006
Our Systems Engineering Solutions segment’s first six months 2007 sales were $147.6 million, compared with first six months 2006 sales of $137.8 million, an increase of 7.1%. First six months 2007 operating profit was $12.9 million, compared with operating profit of $12.5 million for the first six months of 2006, an increase of 3.2%.
The first six months 2007 sales reflected revenue growth in aerospace and defense programs of $17.3 million, partially offset by lower environmental sales of $7.4 million. The revenue growth in aerospace and defense programs included $7.4 million in revenue from the acquisition of CollaborX in August 2006. Operating profit in the first six months of 2007 reflected the impact of higher revenue, lower pension expense and operating profit of $0.3 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit was impacted by $0.4 million of stock option compensation expense for both the first six months of 2007 and the first six months of 2006. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $3.2 million in the first six months of 2007, compared with $4.7 million in the first six months of 2006. Pension expense allocated to contracts pursuant to CAS was $4.0 million in both the first six months of 2007 and first six months of 2006.
Aerospace Engines and Components
Second quarter of 2007 compared with the second quarter of 2006
Our Aerospace Engines and Components segment’s second quarter 2007 sales were $53.7 million, compared with second quarter 2006 sales of $57.8 million, a decrease of 7.1%. Second quarter 2007 operating profit was $6.8 million, compared with operating profit of $4.9 million in the second quarter of 2006, an increase of 38.8%.
The lower second quarter 2007 sales reflected decrease sales of aftermarket piston engines and overhaul services, partially offset by higher spare part sales for a total decrease of $2.0 million and lower turbine engine sales of $2.1 million. The lower turbine engine sales for 2007 reflected lower Joint Air-to-Surface Standoff Missile (“JASSM”) engine sales. Operating profit for the second quarter of 2007 reflected the receipt of a litigation settlement of $1.4 million, net of expenses, the impact of improved operating performance, as well as a favorable mix of higher margin sales. Segment operating profit was impacted by $0.2 million of stock option compensation expense for the second quarter of 2007, compared with $0.1 million for the second quarter of 2006. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.2 million in the second quarter of 2007 compared with $0.3 million in the second quarter of 2006. Segment operating profit for the second quarter of 2007 also reflected higher LIFO expense of $0.4 million.
First six months of 2007 compared with the first six months of 2006
Our Aerospace Engines and Components segment’s first six months 2007 sales were $111.8 million, compared with first six months 2006 sales of $110.9 million, an increase of 0.8%. The first six months 2007 operating profit was $14.5 million, compared with operating profit of $11.2 million in the first six months of 2006, an increase of 29.5%.
The higher first six months 2007 sales resulted from greater sales of $0.4 million in the piston engine business, as a result of increased spare parts sales, partially offset by reduced sales of OEM and aftermarket engines. Sales in the turbine engine business increased $0.5 million. The higher turbine engine sales for 2007 reflected higher Harpoon engine sales and higher research and development sales, partially offset by lower JASSM engine sales. Operating profit for the first six months of 2007 reflected the impact of higher sales and improved operating performance, the receipt of a litigation settlement of $1.4 million, net of expenses, as well as a favorable mix of higher margin sales. Segment operating profit was impacted by $0.3 million of stock option compensation expense for the first six months of 2007, compared with $0.2 million for the first six months of 2006. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.4 million in the first six months of 2007 compared with $0.6 million in the first six months of 2006. Segment operating profit for the first six months of 2007 also reflected higher LIFO expense of $0.4 million. Operating profit for the first six months of 2006 included the receipt of the final $2.5 million payment pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

Teledyne Energy Systems
Second quarter of 2007 compared with the second quarter of 2006
Our Energy Systems segment’s second quarter 2007 sales were $6.9 million, compared with $6.0 million, an increase of 15.0%. Second quarter 2007 operating profit was $0.3 million, compared with $0.2 million, an increase of 50.0%.
Second quarter 2007 sales primarily reflected higher commercial hydrogen generator sales partially offset by lower government sales. Operating profit improvement in the second quarter 2007 was primarily due to higher sales. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.1 million for the second quarter of 2007, compared with $0.2 million for the second quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $0.1 million in the second quarter of 2007 compared with $0.2 million for the second quarter of 2006.
First six months of 2007 compared with the first six months of 2006
Our Energy Systems segment’s sales were $12.2 million for both the first six months 2007 and the first six months 2006. Operating profit was $0.4 million for the first six months of 2007, compared with $0.2 million for the first six months of 2006, an increase of 100%.
The first six months 2007 sales primarily reflected higher commercial hydrogen generator sales offset by lower government sales. Operating profit improvement in the first six months of 2007 was primarily due to sales mix. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.2 million for the first six months of 2007, compared with $0.2 million for the first six months of 2006. Pension expense allocated to contracts pursuant to CAS was $0.2 million in the first six months of 2007 compared with $0.2 million for the first six months of 2006.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $68.9 million for the first six months of 2007, compared with $41.1 million for the same period of 2006. The higher net cash provided in the first six months of 2007, compared with the first six months of 2006, was primarily due to incremental cash flow from companies acquired since 2005, higher net income and $4.9 million in lower pension contributions, partially offset by $6.5 million in higher tax payments.
Our net cash used by investing activities was $64.2 million for the first six months of 2007, compared with cash used by investing activities of $52.5 million for the first six months of 2006. The 2007 and 2006 amount included $42.7 million and $43.5 million, respectively, for the purchase of businesses, net of cash acquired.
On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc. (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At July 1, 2007 total cash paid, net of cash acquired was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments in connection with the acquisition payable through 2010 in three installments. Tindall, which has been merged into Teledyne Cougar, designs and manufactures high performance Instantaneous Frequency Measurement (“IFM”) based systems and subsystems, including integrated frequency locked sources and set-on receiver-jammers used for U.S. Navy and Air Force training. Tindall’s operations, based in Pleasanton, California, are being consolidated with the operations of Teledyne Cougar in Sunnyvale, California. Tindall’s balance sheet is reflected in the Teledyne Technologies’ condensed consolidated balance sheet at July 1, 2007. Tindall’s results of operations and cash flows will be included beginning July 2, 2007. Tindall had revenue of $2.7 million for its fiscal year ended December 2006.

On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. At July 1, 2007, total cash paid, including other fees was $36.1 million. On July 13, 2007, Teledyne Technologies paid the purchase price adjustment of $1.0 million. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.
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
The ODI minority stockholders have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.4% of ownership in ODI for $0.2 million. Total cash paid to date, including the initial investment and subsequent share purchases, net of cash acquired was $34.6 million. At July 1, 2007, Teledyne Instruments owns 61.3% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. Based on the formula-determined purchase price as of the quarter ended April 1, 2007, the aggregate amount of funds required to repurchase all the shares held by the remaining minority ODI stockholders would be approximately $31.9 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as this amount will depend on when individual stockholders elect to exercise their put options and on the actual financial performance of ODI.
On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX for consideration of $17.5 million, less certain transaction-related expenses. Teledyne Technologies recorded $2.9 million in notes payable related to the transaction, payable through 2009. At July 1, 2007, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands.
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
Our net cash used by investing activities for the first six months of 2007 and 2006 each included a $0.8 million contingent payment related to the Cougar Components Corporation acquisition made in 2005.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

Capital expenditures for the first six months of 2007 and 2006 were $22.4 million and $9.2 million, respectively. The increase included costs of $9.4 million to relocate a manufacturing facility and other capital projects.
Teledyne Technologies’ goodwill was $351.5 million at July 1, 2007 and $313.6 million at December 31, 2006. Teledyne Technologies’ net acquired intangible assets were $63.0 million at July 1, 2007 and $69.4 million at December 31, 2006. The change in the balance of goodwill in 2007 primarily resulted from the acquisitions made in 2007 and an adjustment for the Scientific Company acquisition. The change in the balance of acquired intangible assets in 2007 resulted from the acquisitions made in 2007, an adjustment for the Scientific Company acquisition and amortization of acquired intangible assets. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition, except as noted for DGO and Tindall. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Systems Engineering Solutions segment. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the CollaborX, ODI and Scientific Company acquisitions made in 2006 and the DGO and Tindall acquisitions made in 2007. The Company made preliminary estimates as of July 1, 2007, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the ODI acquisition was $16.8 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The change in goodwill from December 31, 2006 reflects additional share purchases and changes to the estimated income tax balances. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The preliminary amount of goodwill and gross acquired intangible assets recorded as of July 1, 2007 for the Scientific Company acquisition was $74.3 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Scientific Company acquisition was $60.1 million and $19.0 million, respectively. The primary change was a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets following the receipt of a preliminary appraisal report for the valuation acquired intangible asset. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the DGO acquisition was $19.7 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of July 1, 2007 for the Tindall acquisition was $4.1 million and $1.1 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuations and appraisals. Goodwill resulting from the CollaborX, Scientific Company and DGO acquisitions will be deductible for tax purposes.
Cash used by financing activities for the first six months of 2007 included net repayments of borrowings of $11.8 million. The first six months of 2007 and 2006 included $2.1 million and $5.2 million, respectively, in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $4.2 million and $7.1 million for the first six months of 2007 and 2006, respectively.
Working capital was $220.8 million at July 1, 2007, compared with $216.4 million at December 31, 2006. The increase in working capital was due to the addition of working capital from our recent acquisition and higher accounts receivables, partially offset by higher income taxes payable.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $40.0 million in 2007, of which $22.4 million has been spent in the first six months of 2007. Teledyne expects to pay up to a maximum of $3.6 million in August 2007 related to the RD Instruments acquisition made in 2005. The $3.6 million was recorded as a liability at the time of the acquisition.
Our credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At July 1, 2007, the Company was in compliance with these covenants. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $185.1 million at July 1, 2007.
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
Outlook
Based on its current outlook, the Company’s management believes that third quarter 2007 earnings per share will be in the range of approximately $0.69 to $0.72. The full year 2007 earnings per share outlook is expected to be in the range of approximately $2.56 to $2.62. The Company’s estimated effective income tax rate for 2007 is 35.3% and reflects the anticipated receipt of tax credits of approximately $3.0 million in the third quarter of 2007. Excluding the receipt of tax credits our estimated effective income tax rate for 2007 would be 37.2%.
Our 2007 outlook reflects anticipated sales growth in the defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2006 and 2007. The Company’s third quarter and full year 2007 earnings per share outlook reflects an anticipated increase in expenses, including intangible asset amortization and higher interest expense, as a result of the acquisitions completed in 2006 and 2007. Our current outlook reflects continued declines in sales of electronic manufacturing services in the remainder of 2007. In addition, full year sales of geophysical sensors are expected to decline in 2007, compared with 2006, due to lower first half sales.
The full year 2007 earnings outlook includes approximately $11.9 million in pension expense under SFAS No. 87 and No. 158, or $1.7 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2006 earnings included $15.4 million in pension expense under SFAS No. 87 and No. 158, or $4.9 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year 2007 pension expense reflects pension contributions made in 2006, the impact of favorable market returns on plan assets and changes to the Company’s pension assets and liabilities resulting from the merger of the Scientific Company pension plan with Teledyne Technologies pension plan.

The Company’s 2007 earnings outlook also reflects $6.8 million in stock option compensation expense, an increase from the prior outlook of $6.7 million. The Company’s 2006 earnings included $5.9 million in stock option compensation expense.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2007 Full Year Outlook		2006	2005
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, stock option expense and excluding income tax benefit)	$2.63	$2.67	$2.36	$1.91
Pension expense – SFAS No. 87	(0.21)	(0.21)	(0.27)	(0.23)
Pension expense – CAS (b)	0.18	0.18	0.18	0.17

Earnings per share (excluding stock option expense and income tax benefit)	2.60	2.64	2.27	1.85
Stock option expense (c)	(0.12)	(0.12)	(0.10)	—
Income tax benefit (d)	0.08	0.10	0.09	—

Earnings per share – GAAP	$2.56	$2.62	$2.26	$1.85

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.

(d)	Fiscal year 2006 included the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. Fiscal year 2007 reflects the anticipated receipt of tax credits of approximately $3.0 million in the third quarter of 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2006 Annual Report on Form 10-K. At July 1, 2007, there were no hedging contracts outstanding.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of July 1, 2007, we had $206.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $2.1 million, assuming the $206.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 1, 2007, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended July 1, 2007, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 24 for some factors reflected in our 2007 earnings per share guidance.
Item 4. Submission of Matters to a Vote of Security Holders
This information was provided in Teledyne Technologies’ First Quarter 2007 Form 10-Q under Part II Item 4, filed on May 9, 2007.
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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 2, 2007	By:	/s/ Dale A. Schnittjer Dale A. Schnittjer, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer