Form 10-Q
period 2007-09-30
TELEDYNE TECHNOLOGIES INC
filed 2007-11-02
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $.01 par value per share	35,098,892 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$16.1	$13.0
Receivables, net	236.5	226.1
Inventories, net	182.7	155.8
Deferred income taxes, net	36.0	34.4
Prepaid expenses and other	13.5	17.5

Total current assets	484.8	446.8

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $211.0 at September 30, 2007 and $203.1 at December 31, 2006	175.1	164.8
Deferred income taxes, net	44.6	38.6
Goodwill, net	350.6	313.6
Acquired intangibles, net	61.2	69.4
Other assets	34.2	28.2

Total Assets	$1,150.5	$1,061.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$101.5	$94.1
Accrued liabilities	170.5	135.1
Current portion of long-term debt and capital lease obligation	1.1	1.2

Total current liabilities	273.1	230.4
Long-term debt and capital lease obligation	180.1	230.7
Accrued pension obligation	39.7	38.4
Accrued postretirement benefits	23.3	24.4
Minority interest	8.2	5.7
Other long-term liabilities	107.7	100.0

Total Liabilities	632.1	629.6

Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 35,061,424 at September 30, 2007 and 34,719,700 at December 31, 2006	0.4	0.3
Additional paid-in capital	202.4	188.0
Retained earnings	357.5	285.8
Accumulated other comprehensive loss	(41.9)	(42.3)

Total stockholders’ equity	518.4	431.8

Total Liabilities and Stockholders’ Equity	$1,150.5	$1,061.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2007	2006	2007	2006
Net Sales	$408.9	$363.6	$1,194.8	$1,041.9
Costs and expenses
Cost of sales	284.9	261.3	831.8	743.5
Selling, general and administrative expenses	84.0	70.2	242.5	206.5

Total costs and expenses	368.9	331.5	1,074.3	950.0

Income before other income and expense and income taxes	40.0	32.1	120.5	91.9
Other income	0.9	0.6	1.4	4.6
Interest and debt expense, net	(3.0)	(1.4)	(10.1)	(3.6)
Minority interest	(0.9)	(0.3)	(2.5)	(0.3)

Income before income taxes	37.0	31.0	109.3	92.6
Provision for income taxes	9.9	8.4	37.4	31.2

Net income	$27.1	$22.6	$71.9	$61.4

Basic earnings per common share	$0.77	$0.65	$2.06	$1.79

Weighted average common shares outstanding	35.0	34.6	34.9	34.3

Diluted earnings per common share	$0.75	$0.63	$1.99	$1.73

Weighted average diluted common shares outstanding	36.2	35.7	36.1	35.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND OCTOBER 1, 2006
(Unaudited — Amounts in millions)

	Nine Months
	2007	2006
Cash flow from operating activities
Net income	$71.9	$61.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	25.6	20.9
Disposal of fixed assets	(0.1)	—
Deferred income taxes	(7.6)	(3.0)
Stock option compensation expense	5.1	4.4
Excess income tax benefits from stock options	(2.4)	(7.8)
Minority interest in net income of consolidated subsidiaries	2.5	0.3

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(4.1)	(23.9)
Increase in inventories	(18.6)	(26.2)
(Increase) decrease in prepaid expenses and other assets	0.1	(1.0)
Increase in accounts payable	5.1	14.1
Increase in accrued liabilities	33.7	16.1
Increase in income taxes payable, net	5.5	11.6
Increase in long-term assets	(1.2)	—
Increase in other long-term liabilities	7.0	1.0
Increase (decrease) in accrued pension obligation	1.9	(4.3)
Decrease in accrued postretirement benefits	(1.1)	(1.0)
Other operating, net	0.1	(0.1)

Net cash provided by operating activities	123.4	62.5

Cash flow from investing activities
Purchases of property, plant and equipment	(30.7)	(16.3)
Purchase of businesses, net of cash acquired	(47.5)	(255.4)
Proceeds from sale of assets	1.3	0.3

Net cash used by investing activities	(76.9)	(271.4)

Cash flow from financing activities
Net proceeds from (repayments of) debt, net	(50.8)	208.1
Proceeds from exercise of stock options	5.0	11.1
Excess income tax benefits from stock options	2.4	7.8

Net cash provided (used) by financing activities	(43.4)	227.0

Increase in cash and cash equivalents	3.1	18.1
Cash and cash equivalents—beginning of period	13.0	9.3

Cash and cash equivalents—end of period	$16.1	$27.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of September 30, 2007, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 2007, are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2007 presentation.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have an effect on the Company’s consolidated results of operations or financial position.
On January 1, 2007, Teledyne Technologies adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting related deferred tax assets, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. See Note 9 for additional disclosures regarding the adoption of FIN No. 48.
Note 2. Business Combinations
On June 20, 2007 Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc., (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At September 30, 2007 total cash paid, net of cash acquired was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments, in connection with the acquisition, payable from 2008 through 2010 in three installments. Tindall designs and manufactures high performance Instantaneous Frequency Measurement (“IFM”) based systems and subsystems, including integrated frequency locked sources and set-on receiver-jammers used for U.S. Navy and Air Force training. Tindall’s operations, based in Pleasanton, California, have been consolidated with the operations of Teledyne Cougar in Sunnyvale, California. Tindall’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning July 2, 2007. Tindall had revenue of $2.7 million for its fiscal year ended December 2006.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of D.G. O’Brien, Inc. (“DGO”) for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. At September 30, 2007, total cash paid including other fees, was $37.1 million. DGO’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning April 2, 2007. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.
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

	Third	Nine
	Quarter	Months
(amounts in millions, except per-share amounts)	2006	2006
Net sales	$388.6	$1,127.9
Net income	$21.6	$59.2
Basic earnings per common share	$0.65	$1.79
Diluted earnings per common share	$0.63	$1.73

(a)	The above unaudited proforma information is presented for the Scientific Company acquisition as it is considered a material acquisition in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations.
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
The ODI minority stockholders have the option to sell their shares of ODI to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.4% of ownership in ODI for $0.2 million. Total cash paid to date, including the initial investment and subsequent share purchases, net of cash acquired was $34.6 million. At September 30, 2007, Teledyne Instruments owns 61.3% of ODI. All shares not sold to Teledyne

Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders.
On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX, Inc. (“CollaborX”) for consideration of $17.5 million, less certain transaction-related expenses. Teledyne Technologies recorded $2.9 million in notes payable related to the transaction, payable through 2009. At September 30, 2007, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands.
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
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the DGO and Tindall acquisitions made in 2007 (in millions):

Current assets	$14.7
Property, plant and equipment	1.5
Goodwill	23.7
Acquired intangible assets	7.1
Other assets	0.2
Current liabilities	(3.8)
Long-term liabilities	(0.7)

Total net assets acquired	$42.7

Teledyne Technologies’ goodwill was $350.6 million at September 30, 2007 and $313.6 million at December 31, 2006. Teledyne Technologies’ net acquired intangible assets were $61.2 million at September 30, 2007 and $69.4 million at December 31, 2006. The change in the balance of goodwill in 2007 primarily resulted from the acquisitions made in 2007 and adjustments for the Scientific Company acquisition. The change in the balance of acquired intangible assets in 2007 resulted from the acquisitions made in 2007, an adjustment for the Scientific Company acquisition and amortization of acquired intangible assets. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition, except as noted for DGO and Tindall. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Systems Engineering Solutions segment. The Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the CollaborX, ODI and Scientific Company acquisitions made in 2006. The amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the ODI acquisition was $16.8 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The change in goodwill from December 31, 2006 reflects additional share purchases and changes to the estimated income tax balances. The amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The amount of goodwill and gross acquired intangible assets recorded as of September 30, 2007 for the Scientific Company acquisition was $73.2 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Scientific Company acquisition was $60.1 million and $19.0 million, respectively. The change was due to a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets and for the final allocation for certain assets and liabilities. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the DGO and Tindall acquisitions made in 2007. The Company made preliminary estimates as of September 30, 2007, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the DGO acquisition was $19.7 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the Tindall acquisition was $4.1 million and $1.1 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuation reports. Goodwill resulting from the CollaborX, Scientific Company and DGO acquisitions will be deductible for tax purposes.
Note 3. Comprehensive Income and Retained Earnings
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the third quarter and nine months of 2007 and 2006 consists of the following (in millions):

	Third Quarter		Nine Months
	2007	2006	2007	2006
Net income	$27.1	$22.6	$71.9	$61.4
Other comprehensive gain, net of tax:
Foreign currency translation gains	0.2	0.6	0.4	0.9

Total other comprehensive gain	0.2	0.6	0.4	0.9

Total comprehensive income	$27.3	$23.2	$72.3	$62.3

The following is a rollforward of the balance of retained earnings (in millions):

	Nine Months
	2007	2006
Balance at beginning of year	$285.8	$205.5
Net income	71.9	61.4
Cumulative effect of the adoption of FIN No. 48 (a)	(0.2)	—

Balance at end of period	$357.5	$266.9

(a)	Reflects impact of the adoption of FIN No. 48 effective January 1, 2007.

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2007	2006	2007	2006
Basic earnings per share
Net income	$27.1	$22.6	$71.9	$61.4

Weighted average common shares outstanding	35.0	34.6	34.9	34.3

Basic earnings per common share	$0.77	$0.65	$2.06	$1.79

Diluted earnings per share
Net income	$27.1	$22.6	$71.9	$61.4

Weighted average common shares outstanding	35.0	34.6	34.9	34.3
Dilutive effect of exercise of options outstanding	1.2	1.1	1.2	1.1

Weighted average diluted common shares outstanding	36.2	35.7	36.1	35.4

Diluted earnings per common share	$0.75	$0.63	$1.99	$1.73

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. For the third quarter and first nine months of 2007, the Company recorded a total of $1.8 million and $5.1 million, respectively in stock option expense. For the third quarter and first nine months of 2006, the Company recorded a total of $1.5 million and $4.4 million, respectively in stock option expense. In 2007, the Company expects approximately $6.8 million in stock option compensation expense based on current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price and actual stock option grants during the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
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

Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2007 and 2006:

	2007	2006
Expected dividend yield	—	—
Expected volatility	33.0%	36.0%
Risk-free interest rate	4.9%	4.7%
Expected life in years	5.6	5.5
Based on the assumptions in the table above, the grant date fair value of stock options granted in 2007 and 2006 was $15.54 and $13.30, respectively.
Stock option transactions for Teledyne’s employees for the third quarter and first nine months ended September 30, 2007 are summarized as follows:

	2007
	Third Quarter		Nine Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	2,838,138	$24.46	2,537,559	$20.97
Granted	500	$45.87	533,153	$39.48
Exercised	(35,939)	$19.32	(256,794)	$19.23
Cancelled or expired	(2,499)	$33.49	(13,718)	$25.50

Ending balance	2,800,200	$24.52	2,800,200	$24.52

Options exercisable at end of period	1,842,134	$18.84	1,842,134	$18.84

Stock option transactions for Teledyne’s non-employee directors for the third quarter and first nine months ended September 30, 2007 are summarized as follows:

	2007
	Third Quarter		Nine Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	343,134	$22.30	301,186	$19.32
Granted	4,147	$30.61	47,286	$41.70
Exercised	—	$—	(1,191)	$10.08

Ending balance	347,281	$22.40	347,281	$22.40

Options exercisable at end of period	295,948	$19.15	295,948	$19.15

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $5.1 million at September 30, 2007 and $6.0 million at December 31, 2006.

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

Balance at	September 30, 2007	December 31, 2006
Raw materials and supplies	$72.4	$59.3
Work in process	121.0	106.2
Finished goods	19.6	15.9

	213.0	181.4
Progress payments	(4.4)	(1.2)
LIFO reserve	(25.9)	(24.4)

Total inventories, net	$182.7	$155.8

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $22.9 million and $19.5 million at September 30, 2007 and December 31, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $71.2 million and $60.1 million at September 30, 2007 and December 31, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $49.2 million and $44.4 million at September 30, 2007 and December 31, 2006, respectively and deferred compensation liabilities of $22.5 million and $19.3 million at September 30, 2007 and December 31, 2006, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
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

	Nine Months
	2007	2006
Balance at beginning of year	$11.4	$10.3
Accruals for product warranties charged to expense	5.6	6.9
Cost of product warranty claims	(5.8)	(6.1)
Acquisitions	0.1	0.5

Balance at end of period	$11.3	$11.6

Note 9. Income Taxes
On January 1, 2007, Teledyne Technologies adopted FIN No. 48. As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption, and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting related deferred tax assets, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
Except for claims for refunds related to credits for research activities, the Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local, and foreign income tax matters have been concluded for years through 2002.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. In conjunction with the adoption of FIN No. 48, the Company recognized approximately $0.6 million for the payment of interest and did not recognize any amounts for the payment of penalties which are included as a component of the unrecognized tax benefit noted above. During the first nine months of 2007, the Company recognized approximately $0.3 million in interest associated with uncertain tax positions. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
For the third quarter and first nine months of 2007, reductions to unrecognized tax benefits as a result of a lapse of the applicable statues of limitations were $0.5 million and $0.9 million, respectively. For the third quarter and first nine months of 2007, decreases in the unrecognized tax benefits relating to settlements with tax authorities were $0.8 million. At the end of the third quarter of 2007, the Company’s total unrecognized tax benefits totaled $3.8 million. Due to offsetting related deferred tax assets, $2.5 million would favorably affect the effective income tax rate in future periods.
The Company anticipates the total unrecognized tax benefits will be reduced by $1.4 million due to the completion of audits and the expiration of statutes of limitations in the next 12 months.
The Company’s effective tax rates for the third quarter and first nine months of 2007 were 26.8% and 34.2%, respectively. The Company completed an analysis of research and development spending for 2000 through 2005, as well as the base period years, and anticipates the receipt of income tax refunds for those years. The Company’s estimated effective income tax rate for the full year of 2007 is expected to be 35.6%, and reflects the impact of research and development income tax credits of $4.0 million in the third quarter of 2007 and also reflects the reversal of $1.1 million in income tax contingency reserves during the year which are expected to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations by year end. Of the $1.1 million, $1.0 million has been recorded at September 30, 2007. Excluding these benefits the Company’s effective tax rates for the third quarter and first nine months of 2007 would have been 39.1% and 38.8%, respectively. The Company’s effective tax rates for the third quarter and first nine months of 2006 were 27.0% and 33.6%, respectively. The effective tax rate for the third quarter of 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter which were determined to be no longer needed due to the expiration of the applicable statutes of limitations. Excluding this benefit the Company’s effective tax rate for the third quarter and first nine months of 2006 would have been 37.6% and 37.2%, respectively.
Note 10. Long-Term Debt and Capital Lease
At September 30, 2007, Teledyne Technologies had $174.0 million outstanding under its $400.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $217.1 million at September 30, 2007. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At September 30, 2007, the Company was in compliance with these covenants. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at September 30, 2007 includes $174.0 million outstanding under the $400.0 million credit facility at a weighted average interest rate of 6.2%, $1.4 million outstanding under the two $5.0 million uncommitted credit lines and $1.9 million in other debt, of which $1.0 million is current. The amounts outstanding under the uncommitted bank facilities are classified as long term debt on the balance sheet as the Company has the ability and the intent to repay these using its credit facility, if necessary. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At September 30, 2007, Teledyne Technologies had $8.8 million in outstanding letters of credit.
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
At September 30, 2007, the Company’s reserves for environmental remediation obligations totaled $5.0 million, of which $1.9 million is included in other current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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

Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. On September 15, 2006, Teledyne Technologies merged the defined benefit pension plan acquired with the acquisition of Scientific Company with its existing defined benefit plan. The defined benefit pension plan is frozen to new Teledyne Continental Motors (TCM) Toledo union entrants as of November 10, 2006 and to new TCM Mobile union entrants as of February 20, 2007. The Company’s assumed discount rate on plan liabilities is 6.0% for 2007 and 2006. The Company’s assumed long-term rate of return on plan assets is 8.5% for 2007 and 2006.
Teledyne Technologies’ net periodic pension expense was $3.0 million and $8.9 million for the third quarter and first nine months of 2007, compared with net periodic pension expense of $4.0 million and $12.2 million for the third quarter and first nine months of 2006 in accordance with the pension accounting requirements of SFAS No. 87 and SFAS No. 158. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.5 million and $7.6 million for the third quarter and first nine months of 2007, compared with $3.0 million and $7.9 million for the third quarter and first nine months of 2006. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans including a plan acquired with the acquisition of Scientific Company that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net period pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2007 and 2006 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2007	2006	2007	2006
Service cost — benefits earned during the period	$4.1	$3.6	$12.4	$10.6
Interest cost on benefit obligation	9.2	7.9	27.6	23.3
Expected return on plan assets	(11.7)	(9.2)	(35.2)	(26.8)
Amortization of prior service cost	0.4	0.5	1.2	1.5
Recognized actuarial loss	1.0	1.2	2.9	3.6

Net periodic benefit expense	$3.0	$4.0	$8.9	$12.2

	Third Quarter		Nine Months
Postretirement Benefits	2007	2006	2007	2006
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.3	0.3	0.8	0.9
Recognized actuarial gain	(0.2)	(0.2)	(0.5)	(0.5)

Net periodic benefit expense	$0.1	$0.1	$0.3	$0.4

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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (amounts in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2007	2006	Change	2007	2006	Change
Net sales:
Electronics and Communications	$273.8	$228.0	20.1%	$788.1	$645.4	22.1%
Systems Engineering Solutions	75.8	72.3	4.8%	223.4	210.2	6.3%
Aerospace Engines and Components	53.9	55.9	(3.6)%	165.7	166.7	(0.6)%
Energy Systems	5.4	7.4	(27.0)%	17.6	19.6	(10.2)%

Total net sales	$408.9	$363.6	12.5%	$1,194.8	$1,041.9	14.7%

Operating profit and other segment income:
Electronics and Communications	$37.0	$28.0	32.1%	$104.5	$79.1	32.1%
Systems Engineering Solutions	6.2	6.0	3.3%	19.1	18.5	3.2%
Aerospace Engines and Components (a)	4.7	3.4	38.2%	19.2	14.6	31.5%
Energy Systems	(0.1)	0.7	*	0.3	0.9	(66.7)%

Segment operating profit and other segment income	$47.8	$38.1	25.5%	$143.1	$113.1	26.5%
Corporate expense	(7.8)	(6.0)	30.0%	(22.6)	(18.7)	20.9%
Other income, net	0.9	0.6	50.0%	1.4	2.1	(33.3)%
Minority interest	(0.9)	(0.3)	200.0%	(2.5)	(0.3)	*
Interest expense, net	(3.0)	(1.4)	114.3%	(10.1)	(3.6)	180.6%

Income before income taxes (b)	37.0	31.0	19.4%	109.3	92.6	18.0%
Provision for income taxes	9.9	8.4	17.9%	37.4	31.2	19.9%

Net income	$27.1	$22.6	19.9%	$71.9	$61.4	17.1%

(a)	The first nine months of 2006, includes the first quarter receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	The first nine months of 2007 includes income tax credits of $4.0 million in the third quarter of 2007 and also reflects the reversal of $1.0 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Of this amount, $0.5 million was included in the third quarter of 2007. The third quarter of 2006 included the reversal of income tax contingency reserves of $3.3 million, which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy
Our strategy continues to emphasize growth in our core markets of defense electronics, instrumentation and government systems engineering. We intend to strengthen and expand our core businesses with targeted acquisitions. We continue to aggressively pursue operational excellence to improve our margins and earnings. At Teledyne Technologies, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their markets. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.
Results of Operations
Third quarter of 2007 compared with the third quarter of 2006
Teledyne Technologies’ third quarter 2007 sales were $408.9 million, compared with sales of $363.6 million for the same period of 2006, an increase of 12.5%. Net income for the third quarter of 2007 was $27.1 million ($0.75 per diluted share) compared with net income of $22.6 million ($0.63 per diluted share) for the third quarter of 2006, an increase of 19.9%. The increase in sales for the 2007 period, compared with the same 2006 period, was driven primarily by acquisitions.
The third quarter of 2007, compared with the same period in 2006, reflected higher sales in the Electronics and Communications segment and the Systems Engineering Solutions segment, and lower sales in the Aerospace Engines and Components segment and Energy Systems segment. The higher sales in the Electronics and Communications segment resulted from strategic acquisitions, including the acquisition of the majority interest in Ocean Design, Inc. (“ODI”) acquired on August 16, 2006, Rockwell Scientific Company LLC (“Scientific Company”) acquired on September 15, 2006 and assets of D.G. O’Brien, Inc. (“DGO”) acquired on March 30, 2007. The higher sales in the Systems Engineering Solutions segment reflected both organic growth and the acquisition of CollaborX, Inc. (“CollaborX”) on August 16, 2006. Incremental revenue in the third quarter of 2007 from businesses acquired since the end of the second quarter of 2006 was $42.6 million.
The increase in earnings for the third quarter of 2007, compared with the same period of 2006, reflected improved operating profit in each operating segment except the Energy Systems segment. Incremental operating profit in the third quarter of 2007 from businesses acquired since the end of the second quarter of 2006, including synergies, was $5.7 million.
The third quarter of 2007 included pretax pension expense, in accordance with the pension requirements of Statement of Financial Accounting Standards (“SFAS”) No. 87 and No. 158 of $3.0 million, compared with pretax pension expense of $4.0 million in the third quarter of 2006. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.5 million in the third quarter of 2007, compared with pretax pension expense of $3.0 million in the third quarter of 2006.
For the third quarter of 2007 and 2006, we recorded a total of $1.8 million and $1.5 million, respectively, in stock option expense.
Cost of sales in total dollars was higher in the third quarter of 2007, compared with the second quarter of 2006, primarily due to higher sales, driven by acquisitions. Cost of sales as a percentage of sales for the third quarter of 2007 decreased to 69.7% from 71.9% for the third quarter of 2006 and reflected sales mix differences. Cost of sales for the third quarter of 2007 also reflected lower LIFO expense of $0.1 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the third quarter of 2007, compared with the third quarter of 2006. This increase was primarily due to higher sales, driven by acquisitions. Selling, general and administrative expenses for the third quarter of 2007, as a percentage of sales, increased to 20.5%, compared with 19.3% in the third quarter of 2006, which reflected slightly higher general and administrative expenses as percentage of sales. Corporate expense for the third quarter of 2007, compared with the same period in 2006, was impacted by higher compensation expense and higher professional fee expenses.

Interest expense, net of interest income, was $3.0 million in the third quarter of 2007, compared with $1.4 million for the third quarter of 2006. The increase in net interest expense primarily reflected the impact of higher debt levels due to acquisitions. Minority interest reflects the minority ownership interest in ODI and Teledyne Energy Systems.
The Company’s effective tax rate for the third quarter of 2007 was 26.8% compared with 27.0% for the third quarter of 2006. The Company completed an analysis of research and development spending in 2000 through 2005, as well as the base period years, and anticipates the receipt of income tax refunds for those years. The effective tax rate for the third quarter of 2007 reflects the impact of expected research and development income tax refunds of $4.0 million and also reflects the reversal of $0.5 million in income tax contingency reserves during the third quarter which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the Company’s effective tax rate for the third quarter of 2007 would have been 39.1%. The effective tax rate for the third quarter of 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter, which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding the impact of the reversals the Company’s effective tax rate for the third quarter of 2006 would have been 37.6%.
First nine months of 2007 compared with the first nine months of 2006
Teledyne Technologies’ sales for the first nine months of 2007 were $1,194.8 million, compared with sales of $1,041.9 million for the same period of 2006, an increase of 14.7%. Net income for the first nine months of 2007 was $71.9 million ($1.99 per diluted share) compared with net income of $61.4 million ($1.73 per diluted share) for the first nine months of 2006, an increase of 17.1%. The increase in sales for the 2007 period, compared with the same 2006 period, was driven primarily by acquisitions.
The first nine months of 2007, compared with the same period in 2006, reflected higher sales in the Electronics and Communications segment and the Systems Engineering Solutions segment, and lower sales in the Aerospace Engines and Components segment and Energy Systems segment. The higher sales in the Electronics and Communications segment resulted from strategic acquisitions, including Benthos, Inc. (“Benthos”), acquired in January 2006, KW Microwave Corporation (“KW Microwave”) in April 2006, the majority interest in ODI, and the acquisition of Scientific Company and DGO. The higher sales in the Systems Engineering Solutions segment reflected both organic growth and the acquisition of CollaborX. Incremental revenue in the first nine months of 2007 from businesses acquired since the end of 2005 was $148.6 million.
The increase in earnings for the first nine months of 2007, compared with the same period of 2006, reflected improved operating profit in each operating segment except the Energy Systems segment. Incremental operating profit in the first nine months of 2007 from businesses acquired since the end of 2005, including synergies, was $16.3 million. The first nine months of 2007 included pretax pension expense in accordance with the pension requirements of SFAS No. 87 and SFAS No. 158 of $8.9 million, compared with pretax pension expense of $12.2 million in the first nine months of 2006. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $7.6 million in the first nine months of 2007, compared with pretax pension expense of $7.9 million in the first nine months of 2006. For the first nine months of 2007 and 2006, we recorded a total of $5.1 million and $4.4 million respectively in stock option expense.
Cost of sales in total dollars was higher in first nine months of 2007, compared with the first nine months of 2006, primarily due to higher sales, driven by acquisitions. Cost of sales as a percentage of sales for the first nine months of 2007 decreased to 69.6% from 71.4% for the first nine months of 2006 and reflected sales mix differences. Cost of sales for the first nine months of 2007 also reflected higher LIFO expense of $0.8 million.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first nine months of 2007, compared with the first nine months of 2006. This increase is primarily due to higher sales, driven by acquisitions. Selling, general and administrative expenses for the first nine months of 2007, as a percentage of sales, increased slightly to 20.3%, compared with 19.8% in the first nine months of 2006. Corporate expense for the first nine months of 2007, compared with the same period in 2006, was impacted by higher compensation expense and higher professional fee expenses.
Other income for the first nine months of 2006 includes the first quarter receipt of the final $2.5 million payment, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business and is included as part of our Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Interest expense, net of interest income, was $10.1 million in the first nine months of 2007, compared with $3.6 million for the first nine months of 2006. The increase in net interest expense primarily reflected the impact of higher debt levels due to acquisitions. Minority interest reflects the minority ownership interest in ODI and Teledyne Energy Systems.
The Company’s effective tax rate for the first nine months of 2007 was 34.2% compared with 33.6% for the first nine months of 2006. The effective tax rate for the first nine months of 2007 reflects the impact of expected research and development income tax refunds of $4.0 million and also reflects the reversal of $1.0 million in income tax contingency reserves during the year which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the Company’s effective tax rate for the first nine months of 2007 would have been 38.8%. The effective tax rate for the first nine months of 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter, which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding the impact of the reversals the Company’s effective tax rate for the first nine months of 2006 would have been 37.2%.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2007	2006	Change	2007	2006	Change
Net sales:
Electronics and Communications	$273.8	$228.0	20.1%	$788.1	$645.4	22.1%
Systems Engineering Solutions	75.8	72.3	4.8%	223.4	210.2	6.3%
Aerospace Engines and Components	53.9	55.9	(3.6)%	165.7	166.7	(0.6)%
Energy Systems	5.4	7.4	(27.0)%	17.6	19.6	(10.2)%

Total net sales	$408.9	$363.6	12.5%	$1,194.8	$1,041.9	14.7%

Operating profit and other segment income:
Electronics and Communications	$37.0	$28.0	32.1%	$104.5	$79.1	32.1%
Systems Engineering Solutions	6.2	6.0	3.3%	19.1	18.5	3.2%
Aerospace Engines and Components (a)	4.7	3.4	38.2%	19.2	14.6	31.5%
Energy Systems	(0.1)	0.7	*	0.3	0.9	(66.7)%

Segment operating profit and other segment income	$47.8	$38.1	25.5%	$143.1	$113.1	26.5%
Corporate expense	(7.8)	(6.0)	30.0%	(22.6)	(18.7)	20.9%
Other income, net	0.9	0.6	50.0%	1.4	2.1	(33.3)%
Minority interest	(0.9)	(0.3)	200.0%	(2.5)	(0.3)	*
Interest expense, net	(3.0)	(1.4)	114.3%	(10.1)	(3.6)	180.6%

Income before income taxes (b)	37.0	31.0	19.4%	109.3	92.6	18.0%
Provision for income taxes	9.9	8.4	17.9%	37.4	31.2	19.9%

Net income	$27.1	$22.6	19.9%	$71.9	$61.4	17.1%

(a)	The first nine months of 2006, includes the first quarter receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	The first nine months of 2007 includes income tax credits of $4.0 million in the third quarter of 2007 and also reflects the reversal of $1.0 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Of this amount, $0.5 million was included in the third quarter of 2007. The third quarter of 2006 included the reversal of income tax contingency reserves of $3.3 million, which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful

Electronics and Communications
Third quarter of 2007 compared with the third quarter of 2006
Our Electronics and Communications segment’s third quarter 2007 sales were $273.8 million, compared with third quarter 2006 sales of $228.0 million, an increase of 20.1%. Third quarter 2007 operating profit was $37.0 million, compared with operating profit of $28.0 million in the third quarter of 2006, an increase of 32.1%.
The third quarter 2007 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. The revenue growth of $28.0 million in defense electronics was driven by the acquisition of Rockwell Scientific in September 2006. Third quarter 2007 organic sales of defense electronics increased due, in part, to higher sales of microwave components and subsystems. The revenue growth of $23.8 million in electronic instruments was driven by recent acquisitions. Revenue growth in electronic instruments included the acquisition of the majority interest in ODI in August 2006 and the acquisition of assets of DGO in March 2007. Third quarter 2007 organic sales of electronic instruments increased due to higher sales of instruments for the environmental monitoring, marine and industrial instrumentation markets. Sales of geophysical sensors are expected to decline in 2007, compared with 2006, due to lower first half sales. Lower sales of other commercial electronics primarily reflected decreased sales of medical electronic manufacturing services and commercial microwave assemblies used in cellular infrastructure applications. Declines in electronic manufacturing services are expected to continue in the remainder of 2007, compared with 2006. Incremental revenue in the third quarter of 2007, from businesses acquired since the second quarter of 2006, was $41.3 million. Segment operating profit was favorably impacted by revenue from acquisitions. Incremental operating profit in the third quarter of 2007, from businesses acquired since the second quarter of 2006, including synergies, was $5.6 million. Segment operating profit was negatively impacted by $0.8 million of stock option compensation expense in the third quarter of 2007, compared with $0.6 million for the third quarter of 2006. Segment operating profit for the third quarter of 2007 reflected lower LIFO expense of $0.2 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $1.0 million in the third quarter of 2007, compared with $1.2 million in the third quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $0.4 million in the third quarter of 2007 compared with $0.6 million in the third quarter of 2006.
First nine months of 2007 compared with the first nine months of 2006
Our Electronics and Communications segment’s first nine months 2007 sales were $788.1 million, compared with first nine months 2006 sales of $645.4 million, an increase of 22.1%. First nine months 2007 operating profit was $104.5 million, compared with operating profit of $79.1 million in the first nine months of 2006, an increase of 32.1%.
The first nine months 2007 sales improvement resulted primarily from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. The revenue growth of $89.8 million in defense electronics was driven by the acquisition of Rockwell Scientific in September 2006 and the acquisition of assets of KW Microwave in April 2006. Organic sales of defense electronics for the first nine months of 2007 increased due to higher sales of microwave components and subsystems. The revenue growth of $62.8 million in electronic instruments was driven by recent acquisitions. Revenue growth in electronic instruments included the acquisition of the majority interest in ODI in August 2006 and the acquisition of Benthos, Inc. in January 2006 and the acquisition of assets of DGO in March 2007. The first nine months of 2007 organic sales of electronic instruments increased slightly with increased sales of instruments for the industrial and environmental monitoring instrumentation markets being partially offset by lower sales of geophysical sensors for the energy exploration market. Lower sales of other commercial electronics primarily reflected decreased sales of medical electronic manufacturing services and commercial microwave assemblies. Incremental revenue in the first nine months of 2007, from businesses acquired since the end of 2005, was $139.9 million. Segment operating profit was favorably impacted by revenue from acquisitions. Incremental operating profit for the first nine months of 2007, from businesses acquired since the end of 2005, including synergies, was $15.9 million. Segment operating profit was negatively impacted by $2.3 million of stock option compensation expense in the first nine months of 2007, compared with $1.8 million for the first nine months of 2006. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $3.0 million in the first nine months of 2007, compared with $3.6 million in the first nine months of 2006. Pension expense allocated to contracts pursuant to CAS was $1.3 million for both the first nine months of 2007 and the first nine months of 2006. Segment operating profit for the first nine months of 2007 reflected higher LIFO expense of $0.3 million. In the first nine months of 2006, we recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line.
Systems Engineering Solutions
Third quarter of 2007 compared with the third quarter of 2006
Our Systems Engineering Solutions segment’s third quarter 2007 sales were $75.8 million, compared with third quarter 2006 sales of $72.3 million, an increase of 4.8%. Third quarter 2007 operating profit was $6.2 million, compared with operating profit of $6.0 million for the third quarter of 2006, an increase of 3.3%.
Third quarter 2007 sales reflected revenue growth in aerospace and defense programs of $8.5 million, partially offset by lower environmental sales of $5.0 million. The revenue growth in aerospace and defense programs included $1.3 million in incremental revenue from the acquisition of CollaborX in August 2006. Operating profit in the third quarter of 2007 reflected the impact of higher revenue, lower pension expense and operating profit of $0.1 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit was impacted by $0.2 million of stock option compensation expense for both the third quarter of 2007 and the third quarter of 2006. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $1.6 million in the third quarter of 2007, compared with $2.4 million in the third quarter of 2006. Pension expense allocated to contracts pursuant to CAS was $2.0 million in the third quarter of 2007, compared with $2.4 million in the third quarter of 2006.
First nine months of 2007 compared with the first nine months of 2006
Our Systems Engineering Solutions segment’s first nine months 2007 sales were $223.4 million, compared with first nine months 2006 sales of $210.2 million, an increase of 6.3%. First nine months 2007 operating profit was $19.1 million, compared with operating profit of $18.5 million for the first nine months of 2006, an increase of 3.2%.
The first nine months 2007 sales reflected revenue growth in aerospace and defense programs of $25.6 million, partially offset by lower environmental sales of $12.4 million. The revenue growth in aerospace and defense programs included $8.7 million in incremental revenue from the acquisition of CollaborX in August 2006. Operating profit in the first nine months of 2007 reflected the impact of higher revenue, lower pension expense and operating profit of $0.4 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit was impacted by $0.6 million of stock option compensation expense for both the first nine months of 2007 and 2006. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $4.9 million in the first nine months of 2007, compared with $7.1 million in the first nine months of 2006. Pension expense allocated to contracts pursuant to CAS was $6.0 million in the first nine months of 2007, compared with $6.4 million in the first nine months of 2006.
Aerospace Engines and Components
Third quarter of 2007 compared with the third quarter of 2006
Our Aerospace Engines and Components segment’s third quarter 2007 sales were $53.9 million, compared with third quarter 2006 sales of $55.9 million, a decrease of 3.6%. Third quarter 2007 operating profit was $4.7 million, compared with operating profit of $3.4 million in the third quarter of 2006, an increase of 38.2%.
The lower third quarter 2007 sales reflected lower turbine engine sales of $2.2 million, partially offset by slightly higher sales in the piston engine business. The lower turbine engine sales for 2007 primarily reflected lower Harpoon engine sales. The higher piston engine sales reflected higher spare part sales, partially offset by lower overhaul services. Operating profit for the third quarter of 2007 reflected the impact of improved operating performance including lower aircraft product liability expense and a favorable mix of higher margin sales, partially offset by a $1.7 million writedown of accounts receivable related to a customer bankruptcy. Segment operating profit was impacted by $0.1 million of stock option compensation expense for the third quarter of 2007, compared with $0.2 million for the third quarter of 2006. Segment operating profit also included pension expense, under

SFAS No. 87 and No. 158, of $0.2 million in the third quarter of 2007 compared with $0.3 million in the third quarter of 2006. Segment operating profit for the third quarter of 2007 also reflected higher LIFO expense of $0.1 million.
First nine months of 2007 compared with the first nine months of 2006
Our Aerospace Engines and Components segment’s first nine months 2007 sales were $165.7 million, compared with first nine months 2006 sales of $166.7 million, a decrease of 0.6%. The first nine months 2007 operating profit was $19.2 million, compared with operating profit of $14.6 million in the first nine months of 2006, an increase of 31.5%.
The lower first nine months 2007 sales resulted from decreased sales in the turbine engine business of $1.7 million, partially offset by increased sales of $0.7 million in the piston engine business. The higher sales in the piston engine business was due to increased spare parts sales, partially offset by reduced sales of OEM and aftermarket engines. The lower turbine engine sales for 2007 reflected lower JASSM engine sales, partially offset by higher Harpoon engine sales and higher research and development sales. Operating profit for the first nine months of 2007 reflected the impact of higher sales and improved operating performance including lower aircraft product liability expense, the receipt of a litigation settlement of $1.4 million, net of expenses, as well as a favorable mix of higher margin sales, partially offset by a $1.7 million writedown of accounts receivable related to a customer bankruptcy. Segment operating profit was impacted by $0.3 million of stock option compensation expense for the first nine months of 2007, compared with $0.4 million for the first nine months of 2006. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.6 million in the first nine months of 2007 compared with $0.9 million in the first nine months of 2006. Segment operating profit for the first nine months of 2007 also reflected higher LIFO expense of $0.5 million. Operating profit for the first nine months of 2006 included the receipt of the final $2.5 million payment pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.
Teledyne Energy Systems
Third quarter of 2007 compared with the third quarter of 2006
Our Energy Systems segment’s third quarter 2007 sales were $5.4 million, compared with $7.4 million, a decrease of 27.0%. The third quarter 2007 operating loss was $0.1 million, compared with operating profit of $0.7 million.
Third quarter 2007 sales reflected lower commercial hydrogen generator sales and lower government sales. Sales decreased substantially in the third quarter compared with last year due, in part, to unfavorable timing of customer deliveries; however, the Company’s management currently expects sales to increase in the fourth quarter of 2007 compared with the third quarter of 2007 and the fourth quarter of 2006. Operating profit reflected the impact of lower sales as well as sales mix. Segment operating profit was impacted by $0.1 million of stock option compensation expense for the third quarter of 2007, compared with no stock option compensation expense for the third quarter of 2006. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.1 million for both the third quarter of 2007 and 2006. Pension expense allocated to contracts pursuant to CAS was $0.1 million in the third quarter of 2007 compared with no pension expense allocated to the third quarter of 2006.
First nine months of 2007 compared with the first nine months of 2006
Our Energy Systems segment’s sales for the first nine months of 2007 were $17.6 million, compared with $19.6 million for the first nine months of 2006, a decrease of 10.2%. Operating profit was $0.3 million for the first nine months of 2007, compared with $0.9 million for the first nine months of 2006, a decrease of 66.7%.
The first nine months 2007 sales reflected lower government sales and lower commercial hydrogen generator sales. Operating profit reflected the impact of lower sales as well as sales mix. Segment operating profit was impacted by $0.1 million of stock option compensation expense for the first nine months of 2007, compared with no stock option compensation expense for the first nine months of 2006. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.3 million for the first nine months of 2007, compared with $0.4 million for the first nine months of 2006. Pension expense allocated to contracts pursuant to CAS was $0.3 million in the first nine months of 2007 compared with $0.2 million for the first nine months of 2006.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $123.4 million for the first nine months of 2007, compared with $62.5 million for the same period of 2006. The higher net cash provided in the first nine months of 2007, compared with the first nine months of 2006, was primarily due to incremental cash flow from companies acquired since 2005, higher net income, higher customer advance payments and deposits, improved accounts receivable collections due to timing and $8.4 million in lower pension contributions, partially offset by $5.5 million in higher tax payments.
Our net cash used by investing activities was $76.9 million for the first nine months of 2007, compared with cash used by investing activities of $271.4 million for the first nine months of 2006. The 2007 and 2006 amount included $47.5 million and $255.4 million, respectively, for the purchase of businesses, net of cash acquired.
On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc. (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At September 30, 2007 total cash paid, net of cash acquired was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments in connection with the acquisition payable from 2008 through 2010 in three installments. Tindall designs and manufactures high performance Instantaneous Frequency Measurement (“IFM”) based systems and subsystems, including integrated frequency locked sources and set-on receiver-jammers used for U.S. Navy and Air Force training. Tindall’s operations, based in Pleasanton, California, have been consolidated with the operations of Teledyne Cougar in Sunnyvale, California. Tindall’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning July 2, 2007. Tindall had revenue of $2.7 million for its fiscal year ended December 2006.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. At September 30, 2007, total cash paid, including other fees was $37.1 million. DGO’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning April 2, 2007. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.
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
The ODI minority stockholders have the option to sell their shares of ODI to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.4% of ownership in ODI for $0.2 million. Total cash paid to date, including the initial investment and subsequent share purchases, net of cash acquired was $34.6 million. At September 30, 2007, Teledyne Instruments owns 61.3% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. Based on the formula-determined purchase price as of the quarter ended September 30, 2007, the aggregate amount of funds required to repurchase all the shares held by the remaining minority ODI stockholders would be approximately $56.1 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as this amount will depend on when individual stockholders elect to exercise their put options and on the actual financial performance of ODI.
On August 16, 2006, Teledyne Technologies, through its subsidiary, Teledyne Brown Engineering, Inc., acquired CollaborX for consideration of $17.5 million, less certain transaction-related expenses. Teledyne Technologies recorded $2.9 million in notes payable related to the transaction, payable through 2009. At September 30, 2007, total cash paid, including other fees, net of cash acquired was $14.9 million. CollaborX, based in Colorado Springs, Colorado, provides government engineering services primarily to the U.S. Air Force and select joint military commands.
On April 28, 2006, Teledyne Technologies through its subsidiary, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave, a manufacturer of defense microwave components and subsystems, for $10.5 million in cash. Total cash paid, including the receipt of a $0.2 million purchase price adjustment, was $10.3 million. Principally located in Poway, California, the business operates as Teledyne KW Microwave.
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
Our net cash used by investing activities for the first nine months of 2007 and 2006 each included a $0.8 million contingent payment related to the Cougar Components Corporation acquisition made in 2005. Our net cash used by investing activities for the first nine months of 2007 also included a payment of $3.7 million in August 2007 related to the RD Instruments acquisition made in 2005. This amount was recorded as a liability at the time of the acquisition.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first nine months of 2007 and 2006 were $30.7 million and $16.3 million, respectively. The increase included costs of $11.5 million to relocate a manufacturing facility and other capital projects.
Teledyne Technologies’ goodwill was $350.6 million at September 30, 2007 and $313.6 million at December 31, 2006. Teledyne Technologies’ net acquired intangible assets were $61.2 million at September 30, 2007 and $69.4 million at December 31, 2006. The change in the balance of goodwill in 2007 primarily resulted from the acquisitions made in 2007 and an adjustment for the Scientific Company acquisition. The change in the balance of acquired intangible assets in 2007 resulted from the acquisitions made in 2007, an adjustment for the Scientific Company acquisition and amortization of acquired intangible assets. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition, except as noted for DGO and Tindall. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Systems Engineering Solutions segment. The Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the CollaborX, ODI and Scientific Company acquisitions made in 2006. The amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the ODI acquisition was $16.8 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The change in goodwill from December 31, 2006 reflects additional share purchases and changes to the estimated income tax balances. The amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The amount of goodwill and gross acquired intangible assets recorded as of September 30, 2007 for the Scientific Company acquisition was $73.2 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Scientific Company acquisition was $60.1 million and $19.0 million, respectively. The primary change was a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets and for the final allocation for certain assets and liabilities. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the DGO and Tindall acquisitions made in 2007. The Company made preliminary estimates as of September 30, 2007, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the DGO acquisition was $19.7 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 30, 2007 for the Tindall acquisition was $4.1 million and $1.1 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuation reports. Goodwill resulting from the CollaborX, Scientific Company and DGO acquisitions will be deductible for tax purposes.
Cash used by financing activities for the first nine months of 2007 included net repayments of borrowings of $50.8 million. Cash provided by financing activities for the first nine months of 2006 included net borrowings of $208.1 million, primarily to fund acquisitions. The first nine months of 2007 and 2006 included $2.4 million and $7.8 million, respectively, in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $5.0 million and $11.1 million for the first nine months of 2007 and 2006, respectively.
Working capital was $211.7 million at September 30, 2007, compared with $216.4 million at December 31, 2006.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $40.0 million in 2007, of which $30.7 million has been spent in the first nine months of 2007.
Our credit facility has lender commitments totaling $400.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At September 30, 2007, the Company was in compliance with these covenants. Available borrowing capacity under the $400.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $217.1 million at September 30, 2007.
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

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have an effect on the Company’s consolidated results of operations or financial position.
On January 1, 2007, Teledyne Technologies adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting tax benefits, $3.9 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. See Note 9 for additional disclosures regarding the adoption of FIN No. 48.
Outlook
Based on its current outlook, the Company’s management believes that fourth quarter 2007 earnings per share will be in the range of approximately $0.65 to $0.68. The full year 2007 earnings per share outlook is expected to be in the range of approximately $2.64 to $2.67 an increase from the prior outlook of $2.56 to $2.62. The Company’s estimated effective income tax rate for 2007 is expected to be 35.6% and reflects impact of tax credits and tax contingency reserve reversals totaling of $5.1 million in for 2007. Excluding the tax credits our estimated effective income tax rate for 2007 would be 39.1%.
Our 2007 outlook reflects anticipated sales growth in the defense electronics and instrumentation businesses, due primarily to the contribution of our acquisitions completed in 2006 and 2007. The Company’s fourth quarter and full year 2007 earnings per share outlook reflects an anticipated increase in expenses, including higher interest expense, as a result of the acquisitions completed in 2006 and 2007. Our current outlook reflects continued declines in sales of medical electronic manufacturing services in the remainder of 2007, compared with 2006. In addition, full year sales of geophysical sensors are expected to decline in 2007, compared with 2006, due to lower first half sales.
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

The Company’s 2007 earnings outlook also reflects $6.8 million in stock option compensation expense. The Company’s 2006 earnings included $5.9 million in stock option compensation expense.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2007 Full Year Outlook		2006	2005
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, stock option expense and excluding income tax benefit)	$2.66	$2.69	$2.36	$1.91
Pension expense – SFAS No. 87	(0.21)	(0.21)	(0.27)	(0.23)
Pension expense – CAS (b)	0.18	0.18	0.18	0.17

Earnings per share (excluding stock option expense and income tax benefit)	2.63	2.66	2.27	1.85
Stock option expense (c)	(0.12)	(0.12)	(0.10)	—
Income tax benefit (d)	0.13	0.13	0.09	—

Earnings per share – GAAP	$2.64	$2.67	$2.26	$1.85

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense. No compensation expense related to stock options was recorded in 2005 or in prior years.

(d)	Fiscal year 2007 reflects income tax credits of $4.0 million in the third quarter of 2007 and also reflects the reversal of $1.1 million in income tax contingency reserves for the year which are expected to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations by year end. Fiscal year 2006 included the reversal of income tax contingency reserves of $3.3 million, which were determined to be no longer needed due to the expiration of applicable statutes of limitations.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2006 Annual Report on Form 10-K. At September 30, 2007, there were no hedging contracts outstanding.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of September 30, 2007, we had $174.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $1.7 million, assuming the $174.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2007, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended September 30, 2007, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 26 for some factors reflected in our 2007 earnings per share guidance.
Item 6. Exhibits

(a)	Exhibits

	Exhibit 10.1	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith

	Exhibit 10.2	Third Amended and Restated Employment Agreement dated September 1, 2007, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to Teledyne Technologies Incorporated’s Current Report on Form 8-K dated September 1, 2007).

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Dale A. Schnittjer

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Dale A. Schnittjer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: November 2, 2007	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits
Exhibit Number            Description

Exhibit 10.1	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith

Exhibit 10.2	Third Amended and Restated Employment Agreement dated September 1, 2007, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to Teledyne Technologies Incorporated’s Current Report on Form 8-K dated September 1, 2007).

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer