Form 10-K
period 2007-12-30
TELEDYNE TECHNOLOGIES INC
filed 2008-02-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,529.6 million, based on the closing price of a share of Common Stock on June 29, 2007 ($45.95), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned as of February 20, 2008 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 26, 2008, there were 35,316,766 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s proxy statement for its 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”. References to “ATI” mean Allegheny Technologies Incorporated, formerly known as Allegheny Teledyne Incorporated, the company from which we were spun-off on November 29, 1999.

For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 14 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business.

Who We Are

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space and environmental applications, manufacture general aviation engines and components, and supply energy generation, energy storage and small propulsion products.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Total sales in 2007 were $1,622.3 million, compared with $1,433.2 million and $1,206.5 million in 2006 and 2005, respectively. Our aggregate segment operating profit and other segment income were $194.9 million, $155.3 million and $126.6 million in 2007, 2006 and 2005, respectively. Approximately 59% of our total sales in 2007 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 42% of these U.S. Government sales were attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. Sales to international customers accounted for approximately 22% of total sales in 2007.

We have realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. This segment will provide Teledyne’s customers with a focal point for the specialized energy generation, energy storage and small propulsion products that Teledyne manufactures, primarily for high-reliability aerospace and defense applications. Product lines in this segment include hydrogen generators, fuel cells, thermoelectric generators, batteries and small turbine engines. In addition to these changes, the Systems Engineering Solutions segment has been renamed Engineered Systems to better describe its programs. The full year 2007 information reflects this new reporting structure. Historical financial data for 2006 and 2005 also reflects the new segment presentation to enhance comparability between periods. This segment realignment had no effect on our financial position, results of operations or cash flow for the periods presented and also did not affect the results of the Electronics and Communications or Engineered Systems segments. Our four business segments and their respective contributions to our total sales in 2007, 2006 and 2005 are summarized in the following table:

	Percentage of Sales
Segment	2007	2006	2005

Electronics and Communications	66%	63%	60%
Engineered Systems	19%	20%	22%
Aerospace Engines and Components	11%	12%	12%
Energy and Power Systems	4%	5%	6%

	100%	100%	100%

We are a Delaware corporation that was spun off from ATI as an independent company on November 29, 1999. Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545.

Strategy

Our strategy continues to emphasize growth in our core markets of instrumentation, defense electronics and government engineered systems. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.

Our Recent Acquisitions

During 2007 and subsequently, we engaged in a number of acquisitions intended to expand and strengthen our product and service offerings in our core instrumentation and defense markets.

Fiscal 2007

•	On March 30, 2007, Teledyne Instruments, Inc. acquired assets of D.G. O’Brien, Inc. (“DGO”). DGO, headquartered in Seabrook, New Hampshire, manufactures highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.

•	On June 20, 2007, Teledyne Cougar, Inc. acquired Tindall Technologies, Inc. (“Tindall”), a designer and supplier of microwave subsystems for defense applications, and consolidated Tindall’s Pleasanton, California operations with its operations in Sunnyvale, California.

Fiscal 2008

•	On December 31, 2007, Teledyne Instruments, Inc. acquired assets of Impulse Enterprise. Impulse, headquartered in San Diego, California, manufactures underwater electrical interconnection systems for harsh environments.

•	On December 31, 2007, Teledyne Reynolds, Inc. acquired Storm Products Co. Primarily from its Dallas, Texas facility, Storm supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. From its Woodridge, Illinois facility, Storm provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.

•	On January 31, 2008, Teledyne Limited acquired S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection of offshore energy, oceanographic and military marine markets.

•	On February 1, 2008, Teledyne Scientific & Imaging, LLC, acquired assets of Judson Technologies, LLC. Headquartered in Montgomeryville, Pennsylvania, Judson designs and manufactures high performance infrared detectors and accessory products for military, space, industrial and scientific applications.

Teledyne spent $42.7 million, net of cash acquired, on these acquisitions in our fiscal 2007. For those acquisitions subsequently completed in our fiscal 2008, we spent $167.4 million, net of cash acquired. All of the acquisitions are part of the Electronics and Communications segment. The results of all of our acquisitions are included in our consolidated financial statements since the respective acquisition dates of the acquired businesses.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. In addition, our Corporate Governance Guidelines, our Corporate Objectives and Guidelines for Employee Conduct, our codes of ethics for financial executives, directors and service providers and the charters of the standing committees of our Board of Directors are available on our website. Our website address is www.teledyne.com.

You will be responsible for any costs normally associated with electronic access, such as usage and telephone charges. Alternatively, if you would like a paper copy of any such Securities and Exchange Commission (“SEC”) report (without exhibits) or document, please write to John T. Kuelbs, Executive Vice

President, General Counsel and Secretary, Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362, and a copy of such requested document will be provided to you, free-of-charge.

In April 2007, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to this Form 10-K the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Our Business Segments

As previously reported in our press release reporting our fourth quarter 2007 financial results, we realigned our business segments. Our businesses are divided and managed as four segments; namely, Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. The financial information in this Annual Report on Form 10-K reflects this new reporting structure. Financial information about our business segments can be found in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Electronics and Communications

Our Electronics and Communications segment provides a wide range of specialized electronic systems, instrumentation, components and services that address niche market applications in defense, marine, environmental, industrial, commercial aerospace, communications and scientific markets.

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

Microwave Components and Subsystems.  We design, develop, and manufacture RF and microwave components and subassemblies used in aerospace and defense applications, including electronic warfare and radar. With the 2005 acquisition of Cougar Components Corporation (“Cougar”), our products include cascadable amplifiers, voltage-controlled oscillators and microwave mixers. The 2006 acquisition of assets of KW Microwave added RF filters, multiplexers and diplexers. The 2007 acquisition of Tindall Technologies, Inc. added high performance Instantaneous Frequency Measurement (IFM)-based systems and subsystems, including integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.

High Voltage Connectors and Subassemblies.  Through Teledyne Reynolds, Inc., we supply specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications. With the 2008 acquisition of Storm Products Co., we provide coax microwave cable and interconnects primarily to defense customers for radar, electronic warfare and communications applications. We also produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System used in the F-15, F-16 and F-18 aircrafts. This system is designed to give military pilots the ability to designate a target just by looking at it.

Microelectronic Modules.  We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication.

Imaging Sensors.  Through Teledyne Imaging Sensors, we design and produce advanced focal plane arrays, sensors, and subsystems covering a broad spectrum of light from below 0.3 micron ultra-violet to 18 micron long-wave infrared. We provide large focal plane array sensors for both military and space-science markets. We have been developing manufacturing processes to support production of third generation dual band infrared imagers designed to allow members of the armed forces to identify threats on the battlefield before the enemy can detect their presence. With the 2008 acquisition of assets of Judson Technologies, LLC, we provide a wider range of visible and infrared detectors, integrated subsystems and camera products, produce dewar and coolers assemblies and have additional detector packaging capabilities. Teledyne Imaging Sensors also designs and manufactures advanced military laser protection eyewear.

Sequencers.  Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/A-18E/F and F/A-22. Since 2006, under a five-year contract, we have produced the Digital Recovery Sequencer to support the F-15, F-16, F-22, F-117, A-10, B-1 and B-2 aircrafts. We also have developed a new sequencer in support of the F-35 Joint Strike Fighter program for which low rate initial production began in 2007.

Relays and Switches.  Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to military and aerospace markets.

Research and Development Services.  Through Teledyne Scientific Company, we provide research and engineering services primarily in the areas of electronics, optics, information sciences and materials technology. Our scientific team delivers research and development services and specialty products to military, aerospace and industrial customers. We strive to maintain close relationships and collaborations with researchers at universities and national laboratories to stay at the forefront of cutting-edge technologies. We also license various technologies to third parties.

Electronic Manufacturing Services.  We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment principally from our facility in Tennessee.

Teledyne Instruments

During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our then called Systems Engineering Solutions segment, to focus on industrial monitoring and process control applications. Since then and through acquisitions, we have grown two additional instrumentation platforms, marine and environmental.

Marine Instrumentation.  Historically, through Teledyne Geophysical Instruments, we have manufactured geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. We continue to adapt this technology for the military market, where these products can be used to detect submarines, surface ships and torpedoes.

Through various acquisitions over the last several years, we have greatly expanded our underwater acoustic and marine instrumentation capabilities. Teledyne RD Instruments, Inc.’s acoustic Doppler current profilers perform precise measurement of currents at varying depths in oceans and rivers, and its Doppler Velocity Logs are used for navigation of civilian and military surface ships and unmanned underwater vehicles and by U.S. Navy divers. Teledyne Benthos, Inc. manufactures oceanographic products used by the U.S. Navy, energy exploration, oceanographic research and port and harbor security services. Its products include acoustic modems for networked underwater communication, a three-dimensional sidescan sonar system and remotely operated underwater vehicles. Recently acquired Teledyne TSS Limited (formerly known as TSS (International) Limited) designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. Teledyne TSS’ inertial sensing and navigation systems, which contain mechanical gyros and solid state sensors, provide detailed positioning parameters for marine applications. Such systems increase the accuracy of hydrographic surveys by correcting for a marine vessel’s motion. These products also provide critical data for dynamic positioning systems used by floating offshore drilling rigs that need to maintain a constant position in challenging marine environments. Teledyne TSS’ electromagnetic detection systems are fitted to remotely operated vehicles and used for detection and maintenance of subsea telecommunications cables, power cables and offshore pipelines.

As a result of acquisitions, we also provide a broader range of end-to-end undersea interconnect solutions to the offshore oil and gas, defense, oceanographic and telecom markets. Majority-owned Ocean Design, Inc. or ODI manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research and military applications. Teledyne D.G. O’Brien manufactures glass-to-metal sealed subsea cable and connectors systems, primarily for subsea military and offshore oil and gas exploration. Recently acquired Teledyne Impulse manufactures waterproof neoprene and glass reinforced epoxy connectors that complement Teledyne D.G. O’Brien’s interconnect systems, which are typically installed before being submerged in the ocean, and also complement ODI’s lines of wet-mateable interconnect systems. With the 2008 acquisition of Storm Products Co., we also provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets. In addition, we manufacture custom surface mount connectors for applications in computer disk drives and consumer medical electronic devices.

Environmental Instrumentation.  As a result of our acquisitions, we offer a wide range of products for environmental monitoring. Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instrumentation for monitoring low levels of gases such as sulfur dioxide, carbon monoxide, nitrogen oxides and ozone in order to measure the quality of the air we breathe. Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants from industrial stack emissions. Teledyne Tekmar Company manufactures laboratory instrumentation that automates the preparation and concentration for the analysis of trace levels of volatile organic compounds by a gas chromatograph. The company also provides laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. Through Teledyne Leeman Labs, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. The advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water and other environmental samples.

Teledyne Isco, Inc. (“Teledyne Isco”) produces water quality monitoring products such as wastewater samplers and open channel flow meters. A variety of measurement technologies is offered to meet various flow applications found in pump stations, flumes, weirs and industrial and municipal sewer systems and storm drains. Teledyne Isco also manufactures chromatography instruments and accessories for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Additionally, Teledyne Isco manufactures high-precision, high-pressure syringe pumps for metering various applications from liquefied gasses to tar with flow rates from sub-micro liter to 400 ml per minute and pressures up to 20,000 psi.

Industrial Process Instrumentation.  A group of Teledyne businesses serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices, package integrity inspection systems and torque measurement sensors.

Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers. We now manufacture a wide range of process gas and liquid analysis products for measurement of oxygen, combustibles, oil in water, moisture, sulfides, pH and many other parameters. We also manufacture custom analyzers systems that provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.

Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.

Under the Taptone® brand, we provide quality control systems to the food, beverage and pharmaceutical industries that inspect plastic, glass and metal containers for various types of defects and non-conformities.

We manufacture torque sensors and automatic data acquisition systems that are used to instrument critical devices under regulatory oversight, such as the requirement to test periodically the torque, thrust and force of motor-operated valves used in nuclear power plants.

Other Commercial Electronics

Aircraft Information Management.  Our aircraft information management solutions are designed to increase the reliability and efficiency of airline transportation. Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We also provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. This product is currently in operational use by over 40 commercial airlines all over the world. Additionally, we provide flight data monitoring services to analyze the acquired data and to drive our flight data visualization and animation products. Our data acquisition systems are certified on the Airbus A320 and A330/340, Boeing 737-NG and 747-400, and Embraer EMB170/190 aircraft. We were also selected as a supplier of the data acquisition system for the new Boeing 747-8 and Sukhoi RRJ regional jet. In addition, our Aviation Information Solutions (“AIS”) business designs and manufactures aerospace Electronic Flight Bag equipment, networking products, and flight deck and cabin displays.

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

Engineered Systems

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering and integration, advanced technology application, software development, and manufacturing solutions to space, military, environmental, and air and missile defense requirements.

Defense

Teledyne Brown Engineering is a well-recognized full-service missile defense contractor with over 50 years of experience in air and missile defense and related systems integration. Our diverse customer base in this field includes the U.S. Army Aviation and Missile Command (“AMCOM”), the U.S. Army’s Space and Missile Defense Command (“SMDC”), the Missile Defense Agency (“MDA”) and Defense Department major prime contractors.

We play significant roles in diverse missile defense areas, which include targets and countermeasures, systems engineering, modeling and simulation, test and evaluation, and complex real time hardware-in-the-loop integration. Our engineering and technological capabilities include requirements definition, systems design, development, integration and testing, with specialization in real-time distributed systems.

During 2007, we continued our long-standing support of several air and missile defense programs, including the Ground-based Midcourse Defense (“GMD”) Program, Missile Defense Systems Exerciser, the Extended Air Defense Simulation (“EADSIM”) and, as part of the Lockheed Martin team, the Targets and Countermeasures Program. These programs involve the test and evaluation of ballistic missile defense system performance on a large number of major programs, including the Airborne Laser, the Kinetic Energy Interceptor, the Ground-based Midcourse Defense, Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”). Additionally, we continue to work on an enhanced test program to develop an integrated test lab for the GMD system.

In addition to our missile defense activities, we are supporting several U.S. Army programs. Supported programs include the Army’s Future Combat System Multifunctional Utility/Logistics and Equipment (“MULE”) program and Patriot Missile validation and verification for the Lower Tier Project Office. Tasking spans complex hardware integration and software testing, from design through verification and validation.

Aerospace

We have been active in U.S. space programs for almost 50 years and continue to be a significant contributor to NASA programs.

We have played a key role in the International Space Station (“ISS”), and have had various roles in the Space Shuttle program. We supply 24-hour-per-day service for the payload operation cadre for the ISS Payload Operations and Integration Center, located at NASA’s Marshall Space Flight Center. As a subcontractor to Lockheed Martin, we also work on the ISS Cargo Mission Contract at the Johnson Space Center. This six-year contract, which began in January 2004, involves providing services related to planning, preparation and execution of cargo missions to the ISS.

We are the prime contractor on the Marshall Space Flight Center Systems Development and Operations Support Contract, which provides engineering services and hardware development support for a variety of space activities. We have been the prime contractor for the Propellants, Pressurants and Calibration Services Contract at Marshall Space Flight Center since 1971. Under that contract we furnish management, personnel, equipment and materials to operate and maintain the propellant and pressurant generating systems, storage and distribution systems, as well as management and operation of the calibration facilities at the Marshall Space Flight Center. We also have a prime Blanket Purchase Agreement with the Marshall Space Flight Center for specialized engineering and program support. We perform engineering and software services under this contract for NASA’s new Ares launch vehicle upper stage.

Chemical, Biological, Radiological and Nuclear (CBRN) Systems

We support the U.S. Government’s efforts to clean up dangerous materials and waste. Since 1996, we have supported the U.S. Army’s Non-Stockpile Chemical Materiel Program. We also have begun to apply sophisticated computer aided engineering, design, modeling and manufacturing skills to support the U.S. Army’s Edgewood Chemical and Biological Center.

In November 2007, we were awarded a contract from the Department of Defense to develop and test the Joint Material Decontamination System (JMDS) for U.S. military forces. The JMDS will be designed to remove toxic contamination as a result of nuclear, biological and chemical weapons from sensitive electronic equipment, command posts, aircraft and avionics, and other applications where water and harsh decontamination materials could damage or destroy items being decontaminated.

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

Additionally, we produce canisters for the processing, stabilization and storage of nuclear-waste products. Expanding on our core nuclear quality-related manufacturing, in February 2008, Fluor Enterprises, Inc., acting as an agent for USEC Inc., awarded us a contract to manufacture and deliver an initial complement of gas centrifuge service modules to support fuel production for commercial nuclear power plants.

Teledyne Solutions, Inc.

Through Teledyne Solutions, Inc., we are a primary Missile Defense systems engineering contractor. Teledyne Solutions is a principal prime contractor for the Systems Engineering and Technical Assistance Contract in support of the U.S. Army Space and Missile Defense Command. We also provide engineering and services support to other major Department of Defense customers including the Missile Defense Agency, the

Program Executive Office for Missiles and Space, the Defense Threat Reduction Agency, and the U.S. Army Aviation and Missile Command.

Teledyne CollaborX, Inc.

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

Aerospace Engines and Components

Our Aerospace Engines and Components segment focuses on the design, development and manufacture of piston engines, aftermarket support and electronic engine controls.

Piston Engines

Principally through Teledyne Continental Motors, Inc., we design, develop and manufacture piston engines, ignition systems, and aftermarket engines and spare parts for general aviation airframe manufacturers and the aftermarket. We are one of two primary worldwide original equipment producers of piston aircraft engines for the general aviation marketplace.

Our current OEM product lines include engines for the Cirrus SR-20 and SR-22, the Diamond DA20, Cessna 350 and 400 series (formerly built by Columbia Aircraft Company), the Liberty XL2, the Beech Bonanza and Baron aircraft, Mooney Ovation and Acclaim lines, and the Piper Seneca V twin-engine aircraft.

During 2007, Cessna Aircraft Company selected our O-200D air-cooled engine for its highly anticipated Light Sport Aircraft, the Skycatcher.

Aftermarket Support

In addition to the sales of OEM engines, we actively support the replacement aircraft engine aftermarket. Piston aircraft engines have a FAA authorized time between overhauls. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. Also, through Teledyne Mattituck Services, Inc., located in Long Island, New York, and our Fairhope, Alabama service center, we serve as an aftermarket supplier of overhauled piston engines and engine installations to the general aviation marketplace for both Teledyne Continental Motors and Textron Lycoming aircraft engines.

Electronic Engine Controls

Through Aerosance, Inc., we developed the first production full authority digital electronic controls (FADEC) for piston aircraft engines. These controls, known as PowerLinktm FADEC, are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management and facilitates electronic-centered maintenance of our engines. We have shipped our 100th production engine to Liberty Aircraft with FADEC and are certifying FADEC-equipped engines targeted at the most popular OEM and aftermarket models of four and six cylinder piston aircraft engines of the general aviation fleet. We continue to believe that these control systems will become standard equipment on new aircraft and will be retrofitted on higher-end piston engine general aviation aircraft.

Energy and Power Systems

Our Energy and Power Systems segment designs and manufactures hydrogen gas generators, thermoelectric and fuel cell-based power sources, batteries and small turbine engines.

Teledyne Energy Systems, Inc.

Teledyne Energy Systems, Inc., a majority owned subsidiary of Teledyne, was formed in 2001 by combining Teledyne Brown Engineering’s then existing Energy Systems business unit with assets and intellectual properties of then Florida-based Energy Partners, Inc.

Through Teledyne Energy Systems, Inc., we manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. Our Teledyne Titantm gas generators are used worldwide in electrical power generation plants, semiconductor manufacturing, optical fiber production, chemical processing, specialty metals, float glass and other industrial processes. Our historic sales of hydrogen generators have been largely to developing countries.

For over 50 years, we have supplied high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided the thermoelectric power systems for the Pioneer 10 and 11 deep-space missions to Jupiter and Saturn and for the Viking 1 and Viking 2 Mars Landers. In 2006, in partnership with Boeing and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy, we completed all of the testing of the Multi-Mission Radioisotope Thermoelectric Generator capable of supporting planetary landing and deep space probe missions. As a result of the successful test phase, in 2007, we began production of this generator for potential use to power the Mars Science Laboratory scheduled to launch in 2009. We recently began to explore the market potential for a liquid fuel thermoelectric generator.

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

Aviation Batteries

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

In 2007, we continued to work under a contract related to the U.S. Army’s Future Combat System for the development of new and derivative turbine engines for unmanned air vehicles, commonly called UAVs, and other future aircraft. We continue to work advanced technology for small turbine engines and components under contract to the U.S. Air Force Research Laboratory sponsored Versatile Advanced Affordable Turbine Engine (VAATE) program. Advanced technology engine and component demonstrators are being developed for the next generation cruise missile and UAVs.

Customers

We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2007, 2006 or 2005.

Approximately 41%, 40%, and 42% of our total sales for 2007, 2006 and 2005, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 30%, 30% and 32% of our total sales for 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 4.3%, 4.9% and 5.5% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

	2007	2006	2005
	(In millions)

Electronics and Communications	$334.4	$249.1	$198.5
Engineered Systems	298.0	278.9	260.0
Energy and Power Systems	32.1	41.4	52.1

Total U.S. Government sales	$664.5	$569.4	$510.6

Our total backlog of confirmed orders was approximately $707.2 million at December 30, 2007, $582.4 million at December 31, 2006 and $521.9 million at January 1, 2006. We expect to fulfill 98% of such backlog of confirmed orders during 2008.

Sales to international customers accounted for approximately 22% of total sales in 2007, compared with 21% in 2006 and 18% in 2005. In 2007, we sold products to customers in over 100 foreign countries. Ninety percent of our sales to foreign customers were made to customers in 28 foreign countries.

Sales and Marketing

Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. As part of on-going acquisition integration efforts, some of our Teledyne Instruments companies and other business units have been working to consolidate or share internal sales and servicing efforts.

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

Research and Development

Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $355.1 million, $307.0 million, and $291.5 million on research and development and bid and proposal costs for 2007, 2006, and 2005, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 83%, 83%, and 85% of total research and development costs for 2007, 2006, and 2005, respectively.

In 2007, approximately 81.3% of the $59.7 million in Company-funded research and development and bid and proposal costs were incurred in our electronics and communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $70.0 million in 2008.

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

Employees

Our total current workforce consists of approximately 8,130 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 270 active employees in Mobile, Alabama under a collective bargaining agreement that expires by its terms on February 20, 2010. This union also represents approximately 20 of our active employees in Toledo, Ohio under a collective bargaining agreement that expires by its terms on November 10, 2009. We consider our relations with our employees to be good.

Executive Management

Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	66	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne, Bank of New York Mellon Corporation and PPG Industries, Inc.

Name and Title	Age	Principal Occupations Last 5 Years

John T. Kuelbs* Executive Vice President, General Counsel and Secretary	65	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne since September 1, 2005. Prior to that, he was Senior Vice President, General Counsel and Secretary of Teledyne.
Dale A. Schnittjer* Senior Vice President and Chief Financial Officer	63	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company since September 1, 2005. From January 27, 2004 to September 1, 2005, he was Vice President and Chief Financial Officer of Teledyne. He had served as interim Chief Financial Officer since July 7, 2003. Mr. Schnittjer first became a Vice President on December 19, 2001, and had been the Controller of Teledyne from November 29, 1999 to January 27, 2004. Mr. Schnittjer also served as Acting Chief Financial Officer and Treasurer of Teledyne from June 1, 2000 to October 3, 2000.

Susan L. Main* Vice President and Controller	49	Ms. Main has been Vice President and Controller of the Company since March 2004. Prior to joining the Company, Ms. Main served as Vice President Controller of Water Pik Technologies, Inc. from November 29, 1999 to March 2004.
Segment Management:
Aldo Pichelli* President and Chief Operating Officer, Electronics and Communications Segment	56	Mr. Pichelli has been President and Chief Operating Officer of Teledyne’s Electronics and Communications segment since September 1, 2007. From July 22, 2003 to that date, he was Senior Vice President and Chief Operating Officer of that segment. Prior to that, he served as Vice President and General Manager of Teledyne Instruments since its formation in 2001. Prior to that, Mr. Pichelli was the Vice President and General Manager of Teledyne Analytical Instruments.
Rex D. Geveden* President, Engineered Systems and Energy and Power Systems Segments	46	Mr. Geveden has been the President of Teledyne Brown Engineering, Inc. and the Engineered Systems segment (formerly known as the Systems Engineering Solutions segment) since August 1, 2007. Since January 1, 2008, he has also been the President of the Energy and Power Systems segment. Prior to that, Mr. Geveden served as the Associate Administrator of the National Aeronautics and Space Administration (NASA) where he functioned as the agency’s chief operating officer. Prior to that, he served as NASA’s Chief Engineer and Deputy Director of NASA’s Marshall Space Flight Center in Huntsville, Alabama.
Rhett C. Ross President, Aerospace Engines and Components Segment	43	Mr. Ross has been the President of Teledyne Continental Motors, Inc. since November 5, 2007. Mr. Ross is also referred to as the President of the Aerospace Engines and Components segment. Prior to that he was the President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc.
Other Officers:
Ivars R. Blukis Chief Business Risk Assurance Officer	65	Mr. Blukis has been Chief Business Risk Assurance Officer since January 22, 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronics Technologies.

Name and Title	Age	Principal Occupations Last 5 Years

Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	48	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Robyn E. McGowan Vice President, Administration and Human Resources and Assistant Secretary	43	Ms. McGowan has been Vice President — Administration and Human Resources of the Company since April 2003 and Vice President — Administration since December 2000. Prior to becoming a Vice President, she served as Director of Administration. She has been an Assistant Secretary of Teledyne since November 29, 1999.
Robert L. Schaefer Associate General Counsel and Assistant Secretary, General Counsel of the Electronics and Communications Segment	62	Mr. Schaefer has been an Associate General Counsel and an Assistant Secretary of Teledyne and the General Counsel of Teledyne’s Electronics and Communications segment for more than five years.
Robert W. Steenberge Vice President and Chief Technology Officer	60	Mr. Steenberge became a Vice President of the Company on February 21, 2006, and has been Teledyne’s Chief Technology Officer for more than five years.
Jason VanWees Vice President, Corporate Development and Investor Relations	36	Mr. VanWees has been Vice President, Corporate Development and Investor Relations since February 21, 2006. Prior to that, he was Director of Corporate Development and Investor Relations of Teledyne for more than five years.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Mehrabian and Teledyne have entered into a Third Amended and Restated Employment Agreement dated as of September 1, 2007. The agreement provides that we will employ him as the Chairman, President and Chief Executive Officer. The agreement currently terminates on December 31, 2008, but will automatically be extended annually unless either party gives the other written notice prior to October 31 of the year of such term that it will not be extended. Under the agreement, Dr. Mehrabian’s annual base salary is $800,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement. Under the third amendment, at his request, Dr. Mehrabian’s eligibility to receive country club and city club memberships and related tax gross-ups was discontinued. On January 23, 2007, without amending the employment agreement, Teledyne’s Board of Directors asked Dr. Mehrabian to continue to serve as its Chairman, President and Chief Executive Officer through at least December 31, 2009.

Fourteen current members of management have entered into Change in Control Severance Agreements with Teledyne. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of Teledyne and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian, Messrs. Kuelbs and Schnittjer) or two times (in the case of Messrs. Pichelli and Geveden and nine other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the AIP bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current AIP bonus cycle based on the fraction of the year worked times the AIP target objectives at 120% (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Program awards, assuming applicable goals are met at 120% of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at Teledyne’s expense for a period of up to 36 months (24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by the Company under our Restricted Stock Award Programs.

•	Full vesting under the Company’s pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code.

Item 1A.	Risk Factors.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2007 Annual Report to Stockholders. It is not possible for management to predict all of such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our dependence on revenue from government contracts subjects us to many risks:

Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be diverted to other uses or delayed.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 41% of our total revenue for 2007, as compared to 40% and 42% of our total revenue for 2006 and 2005, respectively. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional monies are normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. The timing of program cycles can also affect our results of operations for a particular quarter or year. It is not uncommon for the Department of Defense to delay the timing of awards for major programs for six to twelve months, or more, beyond the original anticipated timeframe.

While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to continue to moderate over the next few years. The continued war on terrorism and the Iraqi situation could result in a diversion of funds from programs in which Teledyne participates. In addition, continued defense spending does not necessarily correlate to continued business for us, because not all the programs in which we participate or have current capabilities may be provided with continued funding. Further, changes in the leadership of the U.S. Government could result over time in reductions in defense spending and further changes in programs in which we participate.

Our Electronics and Communications segment provides a variety of products for newer military platforms such as the F/A-22 and F-35 aircraft. Development and production of these aircraft are very expensive, and there is no guarantee that the Department of Defense, as it balances budget priorities, will continue to provide funding to manufacture and support these platforms. Reallocation of funding priorities within the Department of Defense could also affect repair and spares sales for older military platforms, including, by way of example, sales of our traveling wave tubes for F-15, F-16, F-18, EA-6B, B-52, B-1, C-130 and U-2 aircraft. The recent grounding of the Air Force’s F-15 fleet as a result of apparent structural failures could result in decreased orders for products we supply to the F-15 program.

Our participation in government programs may decrease or be subject to renegotiation as those programs evolve over time.

The relocation to Huntsville, Alabama of the Missile Defense Agency or MDA has resulted in the transfer to the MDA of certain missions and functions from the U.S. Army Space and Missile Defense Command or SMDC. We understand that work currently performed under one or more existing SMDC contracts may be transferred to one or more existing or new MDA contracts. Such transfers may require us to recompete for some work currently performed by us, and there is no guarantee that we would maintain historic levels of revenue or profitability if we successfully recompeted, or even that MDA will effect this transition without a break in contract coverage. Such changes could affect our Engineered Systems segment, but it is too early to tell the impact of such changes.

Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering’s Ground-based Midcourse Defense program is moving toward the end of the program cycle resulting in declining revenues. Revenues from this contract in 2005 and 2006 totaled approximately $51 million and $48 million, respectively. In 2007, revenues related to this program declined to $45 million, and are expected to decline further through 2009 as MDA shifts its focus toward integrating the Ground-based Midcourse Defense program into the larger Ballistic Missile Defense Program.

We have been a significant participant in NASA programs, traditionally through our Engineered Systems segment and through Teledyne Scientific Company. The foci of our current NASA activities are the International Space Station and the James Webb Space Telescope. While we anticipate participating in NASA’s lunar and interplanetary exploration activities, funding for these activities has been reduced as NASA focuses on the completion of the International Space Station and on keeping the Space Shuttle fleet in continuous service, each of which is also facing a tightened budget. These changes could adversely impact us.

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

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination-for-convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. During 2007, Teledyne had four U.S. Government contracts terminated for convenience. We did not have any of our U.S. Government contracts terminated for default during 2007.

We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.

There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (42% in 2007, 47% in 2006 and 2005). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these targets.

Certain fees under some of our U.S. Government contracts are linked to meeting specified technical, cost and/or schedule targets, including development or testing deadlines. Fees may also be influenced or be dependent on the collective efforts and success of other defense contractors over which we had no or limited control.

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

We have a defined benefit pension plan covering most of our employees. At year-end 2007, the value of the combined pension assets was less than our accumulated pension benefit obligation. Given our pension plan’s underfunded status, in 2004 we began making required cash contributions to our pension plan. For 2007, 2006 and 2005, cash contributions totaled $7.5 million, $20.9 million and $15.5 million, respectively, and we currently expect such contributions to be approximately $9.0 million for 2008. The lower contribution level in 2007 is due primarily to the merger into our pension plan of the overfunded Scientific Company pension plan in September 2006, which was part of our September 2006 acquisition of Scientific Company. The accounting rules applicable to our pension plan require that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our pension plan. Any decreases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations, and therefore if and to the extent these decreases are not offset by contributions and asset returns, our obligations could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements. At the end of 2007, we changed some investment allocations to reduce exposure to deterioration in the subprime mortgage market. However, our investment strategy may not be successful if the problems in the subprime credit market spread to other types of investments.

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

While some of our businesses that provide products or services to the U.S. Government experienced greater demand for their products and services as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. Changes in the leadership of the U.S. Government could also further affect responses and government programs. Government spending could shift to the Department of Defense or Homeland Security programs in which we may not participate or may not have current capabilities and curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs. Government spending could also shift towards non-defense programs in which we do not currently participate, such as medical research programs of the National Institutes of Health.

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

The government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations (including user fees), could lead to an overall decline in air travel and have an adverse affect on our Aerospace Engines and Components segment. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components and our Aerospace Engines and Components segment. Potential reductions in the need for general aviation aircraft maintenance as a result of declines in air travel could also adversely affect our Aerospace Engines and Components segment.

Higher oil prices could reduce general aviation air travel, negatively affecting our Aerospace Engines and Components segment. Higher oil prices could also adversely affect commercial airline-related customers of our Electronics and Communications segment. Conversely, lower oil prices could decrease oil exploration activities and hinder our marine instrumentation businesses, including Teledyne Geophysical Instruments, Teledyne Benthos, Teledyne D.G. O’Brien and majority-owned ODI. In addition, instability in the Middle East or other oil-producing regions could adversely affect expansion plans of the oil and gas industry customers of our marine instrumentation business.

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

While we conduct financial and other due diligence in connection with our acquisitions and generally seek some form of protection, including indemnification from a seller and sometimes an escrow of a portion of the purchase price to cover potential issues, such acquired companies may have weaknesses or liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. Further, indemnities or escrows may not fully cover such matters, particularly matters identified after a closing.

We also have acquired several private companies, including the recent acquisitions of Storm Products Co., TSS (International) Limited, and the assets of Impulse Enterprise and Judson Technologies, LLC. Private companies generally may not have as formal or comprehensive internal controls and compliance systems in place as public companies. While we have required various sellers to take certain compliance actions prior to the closing of an acquisition, including making voluntary disclosures under various export control laws and regulations, and have sought protections in the purchase agreement for such matters, there is no assurance that we have identified all issues or will be fully protected from historic liabilities. After acquiring a company, notwithstanding pre-closing due diligence, we have discovered issues that required further action, including making voluntary disclosures under various defense and export control laws and regulations.

While the products and customer base of the companies we acquired in 2007 are complementary to some of Teledyne’s existing businesses, there is no assurance that we will achieve all identified financial, operating and marketing synergies. We may also experience problems that arise in entering new markets through acquisitions in which we may have little or no experience.

In connection with acquisitions, we may consolidate one or more acquired facilities with other Teledyne facilities to obtain synergies and cost-savings. For example, in 2006, we relocated, with minimal disruption, the operations of the microwave technical solutions assets acquired from Avnet Inc. to a Teledyne Cougar facility in Sunnyvale, California. In 2007, we also moved 2007-acquired Tindall Technologies, Inc.’s operations into the same Teledyne Cougar facility. On a larger scale, in 2006, we successfully consolidated into a newly leased facility in Poway, California the operations of 2005-acquired Teledyne RD Instruments, Inc., 2005-acquired MGD Technologies, Inc. (now part of Teledyne Isco) and Teledyne Interconnect Devices. In 2007, we added 2006-acquired Teledyne KW Microwave to such facility. Nonetheless, despite planning, relocation and consolidation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel, application of a new business system software and learning or adaptation of manufacturing processes and techniques. As a result, production delays at a new operating location may occur.

As permitted by SEC rules, our current management’s report as to our assessment of the effectiveness of internal controls over financial reporting excludes in its scope and coverage our 2007 acquisition of the assets of D.G. O’Brien, Inc.. We plan to evaluate more fully the internal controls of Teledyne D.G. O’Brien and subsequently acquired companies and implement a formal and rigorous system of internal controls at those acquired companies. We can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.

Our future financial results could be adversely impacted by asset impairment charges.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $351.6 million of goodwill, and have $61.7 million of acquired intangible assets, which includes $11.3 of indefinite-lived intangible assets, out of total assets of $1,159.4 million at December 30, 2007. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we determined the value of other assets has been impaired.

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

In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Although we believe that anticipated cash flows from operations and available borrowings under our recently amended $590.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

Our indebtedness could materially and adversely affect our business.

As of December 30, 2007, we had $143.2 million in total outstanding indebtedness, including $138.0 million under our then $400.0 million credit facility. The borrowing capacity under our credit facility was subsequently increased to $590.0 million in February 2008. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.

We may be unsuccessful in our efforts to increase our participation in certain new markets.

We intend to both adapt our existing technologies and develop new products to expand into new market segments. For example, we continue to work towards developing new fuel cell related technologies. The market for fuel cell technologies is not well established and there are a number of companies that have announced intentions to develop and market fuel cell products. Some of these companies have greater financial and/or technological resources than we do.

We have also been developing new electronic products, including high-power millimeter traveling wave tubes and imaging sonar systems, which are intended to access markets in which Teledyne does not currently participate or has limited participation. We may be unsuccessful in accessing these and other new markets if our products do not meet our customers’ requirements, as a result of changes in either technology and industry standards or because of actions taken by our competitors.

We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner.

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements. Our new products also may not achieve market acceptance or correctly anticipate new industry standards and technological changes. As an example, we have been working to develop high power solid state power amplifiers, which could replace our traveling wave tubes in some applications, and, in this area, there is a larger base of potential competitors than for tube amplifiers. As a result, it may be more difficult for our solid state power amplifier products to gain market acceptance. We may also lose any technological advantage to competitors if we fail to develop new products in a timely manner. For example, if Teledyne Continental Motors fails to fully launch Aerosance’s PowerLink FADEC, its electronic engine control product, competitors may be able to introduce similar products that are able to gain market acceptance to the disadvantage of Teledyne’s product.

Additionally, new products may trigger increased warranty costs as such products are tested further by actual usage. Accelerated entry of new products to meet heightened market demand and competitive pressures may cause additional warranty costs as development and testing time periods might be condensed. In 2008, for example, Teledyne Energy Systems, Inc. currently believes it will continue to incur additional warranty costs as it continues to roll out two new hydrogen generation product lines.

Technological change and evolving industry and regulatory standards could cause certain of our products or services to become obsolete or non-competitive.

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

Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services. For example, a European directive that certain electronic products must not contain impermissible levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls or polybrominated diphenyl ethers, recently took effect on July 1, 2006. As a result, we must make sure that certain of our electronic products sold into European member states comply with this new directive. Although many of our products are exempt from the European directive, we expect that, over time, component manufacturers may discontinue selling components that have the restricted substances. This will, in turn, require us to accommodate changes in parameters, such as the way parts are soldered, and may, in some cases, require redesign of certain products. This could lead to increased costs, which we may not be able to recover from our customers, delays in product shipments and loss of market share to competitors. Our sales of environmental monitoring equipment could be negatively impacted if regulatory requirements change to deemphasize environmental monitoring. Similarly, revenues of our Teledyne Test Services business, which provides testing and certification for products used in nuclear power plants, could be negatively impacted in the event of any changes in certification standards by the Nuclear Regulatory Commission.

The airline industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products and replacement parts that we sell to our aircraft manufacturing industry customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual original equipment manufacturer, or OEM, customers. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

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

While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is approximately $21.0 million, a decrease from $22.9 million for the prior annual period. Our existing aircraft product liability insurance policy expires on May 31, 2008. Additionally, based on facts and circumstances of claims, we have not always accrued amounts up to the applicable annual self-insured retentions. Awarded damages could be more than our accruals.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. For example, Teledyne Continental Motors had been engaged in a product recall of piston engine crankshafts as a result of which we recorded a $12.0 million pretax charge in the second quarter of 2000. In 2002, we reached a monetary settlement related to the 2000 recall with two of three companies that manufactured and processed allegedly defective steel subsequently made into aircraft engine crankshafts. We failed to win a jury verdict against a third company involved in making the steel. In 2008, we reached another monetary settlement with a materials supplier as a result of the 2000 product recall program.

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

As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2008 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. Over the last several years, the number of insurance companies providing general aviation product liability insurance coverage has decreased. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. Our current aircraft product liability insurance policy expires in May 2008 and has an annual self-insured retention of approximately $21.0 million.

To offset aircraft product liability insurance costs, we continue to try to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on its aircraft engines and spare parts. We cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases. Aircraft engines and spare part cost increases, coupled with increased costs of insurance for general aviation aircraft owners, tend to result in decreasing aftermarket sales of our piston engines. This, in turn, leaves our Aerospace Engines and Components segment more dependent on sales to OEMs, which is more dependent on general economic conditions.

For certain electronic components for medical applications that we manufacture, such as those that go into cardiac defibrillators, we have asked for indemnities from our customers and/or to be included under their insurance policies. We cannot, however, provide any assurance that such indemnities or insurance will offset potential liabilities that we may incur as a result of our manufacture of such components.

Aside from the uncertainties created by external events that can affect insurance coverages, such as the devastating 2005 hurricane season, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. While we have taken steps to improve our claims management process over the last few years, we cannot assure that, for 2008 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years.

Increasing competition could reduce the demand for our products and services.

Although we believe that we have certain advantages that help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically integrated projects. For example, the pending combination of the network activities of Nokia and Siemens could negatively impact our wireless transceivers business. Our general aviation piston engines business could face increasing competition from German-based Thielert Aircraft Engines GmbH as it continues to enter the U.S. market with retrofits and attracts OEMs. Low-cost competition from China and other developing countries could also result in decreased demand for our products.

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

Many of the OEM customers of the businesses in our Aerospace Engines and Components segment are privately-held and may not be well-capitalized. In 2007, one of the airplane manufacturer customers of Teledyne Continental Motors filed a petition for bankruptcy, resulting in a $1.7 million write down of our accounts receivable. In February 2008, Adam Aircraft filed for bankruptcy protection. We have no unpaid receivables from Adam Aircraft outstanding. Any future credit problems with our customers could result in similar or larger write downs.

Several of our businesses are also suppliers to the semiconductor industry, which is highly cyclical by nature. The semiconductor industry has experienced significant, and sometimes prolonged, downturns. Any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results.

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

We develop and manufacture products for customers in industries that have undergone rapid changes in the past. For example, we manufacture products and provide manufacturing services to companies that serve telecommunications markets. During 2001, many segments of the telecommunications market experienced a dramatic and rapid downturn that resulted in cancellations or deferrals of orders for our products and services. This market, or others that we serve, may exhibit rapid changes in the future and may adversely affect our operating results, or our production levels, or both. We also manufacture products using fuel cell technology, which is a market that is not well established and subject to significant change and evolution.

We are subject to the risks associated with international sales.

During 2007, sales to international customers accounted for approximately 22% of our total revenues, as compared to 21% in 2006 and 18% in 2005. We anticipate that future sales to international customers will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S.-China relations; and

•	exchange rate fluctuations.

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

Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in suspension of our ability to export items from one or more business units or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. Concerns over theft of technology for military uses, nuclear proliferation concerns, terrorism and other factors have resulted in increased export scrutiny of international sales, including some of our products to international customers. There has also been increasing export oversight and regulation of sales to China. Travel restrictions to Middle Eastern and other countries may negatively affect continuing international sales or service revenues from such regions. There are also U.S. and international regulations relating to investments, exchange controls and repatriation of earnings, as well as varying currency, political and economic risks.

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

While we have, as part of our overall risk management program, an environmental management and compliance program applicable to our operating facilities, including a “review and audit” program to monitor compliance where each facility is reviewed and audited by an internal environmental team every three years, such program does not eliminate potential environmental liabilities. In addition, while we conduct environmental-related due diligence in acquisitions and generally seek some form of protection, including indemnification from a seller, companies we acquire may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.

For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 15 to Notes to Consolidated Financial Statements.

Increased environmental regulatory monitoring requirements of the air we breathe and the water we drink could have a favorable effect on the results of operations or financial condition of our instrumentation businesses, including the sulfur dioxide, carbon monoxide and ozone gas monitoring business of Teledyne Advanced Pollution Instrumentation, Inc. and the water quality monitoring business of Teledyne Isco, Inc.

Our inability to attract and retain key personnel could have a material adverse effect on our future success.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. Recruiting and retaining skilled technical and engineering personnel has become even more competitive as the domestic economy has improved in recent years. Also, our Engineered Systems segment has already begun to face increasing competition for qualified engineering personnel as a result of the Department of Defense 2005 Base Realignment and Closure (also known as BRAC) decisions, particularly as positions continue to move to Huntsville, Alabama over the next several years. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to sell, or exit on acceptable terms, product lines that we determine no longer meet with our growth strategy.

Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. For example, after the June 2004 acquisition of Isco, Inc., we determined that the on-line process control instrumentation business of its German subsidiary was not aligned with our strategy, and in March 2005, we sold this non-strategic business. In 2007, principally because of the decision of a customer to manufacture certain medical products at its facilities in India, we closed our contract manufacturing operations in El Rubi, Mexico and transferred the remaining operations to our La Mesa, Mexico facility and our Lewisburg, Tennessee facility.

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

Since the spin-off from ATI on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $57.21 per share. At February 26, 2008, our closing stock price was $46.84. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	additional terrorist activities;

•	increased military or homeland defense activities; changes to the Federal budget;

•	changes in the semiconductor, telecommunications, commercial aviation, energy exploration and electronic manufacturing services markets;

•	general market conditions;

•	changes in tax laws; and

•	general economic factors unrelated to our performance.

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

Natural disasters, such as a serious earthquake or wildfire in California or a major hurricane in Alabama or Florida, could adversely affect our business, results of operations and financial condition.

Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by an earthquake, a hurricane or a tornado. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. Our facilities in Alabama, Florida, Kansas, Nebraska and Tennessee have also been threatened by tornados. In 2007, prior to our acquisition of Storm Products Co., a tornado caused minor damage to one of its Dallas, Texas facilities. While Teledyne Continental Motors’ piston-engines manufacturing facility, located in Mobile, Alabama, Teledyne Geophysical Instruments’ facility in Houston, Texas, and ODI’s facility in Daytona Beach, Florida were relatively fortunate with respect to the building damage and business interruption they suffered during the severe 2005 hurricane season, there can be no assurance that any one of them will be as fortunate in the future. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Nebraska, Kansas, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm or tornado, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal facilities as of February 20, 2008 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment

Defense Electronics, Products and Services
Camarillo, California	Production of focal plane arrays and imaging sensors and subsystems	Leased
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Northridge, California	Development of electronic seat ejection sequencers	Leased
Poway, California	Development and production of defense microwave components and subsystems	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Sunnyvale, California	Development and production of RD and microwave amplifiers and components	Owned and Leased
Thousand Oaks, California	Provision of research and development services	Owned
Tracy, California	Development and production of precision secondary explosive components including initiators and detonators	Leased
Woodridge, Illinois	Development and production of microwave cable and interconnect products	Leased
Hudson, New Hampshire	Production of printed circuit boards	Owned
Montgomeryville, Pennsylvania	Development and production of infrared devices and accessory products	Owned and Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned
Instrumentation Products

City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instrumentation	Leased
San Diego, California	Development and production of electrical interconnection systems	Leased
Poway, California	Development and production of connectors	Leased
Poway, California	Development and production of underwater acoustic instrumentation	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Daytona Beach, Florida	Development of subsea, wet-mateable electrical and fiber-optic interconnect systems	Leased
North Falmouth, Massachusetts	Development and production of underwater acoustic instrumentation and package inspection systems	Owned
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of elemental analysis instruments	Leased

Facility Location	Principal Use	Owned/Leased

Seabrook, New Hampshire	Development and production of electrical and fiber optic interconnect systems	Leased
Mason, Ohio	Development and production of chemical analysis instruments	Leased
Dallas, Texas	Development and production of specialty wire and cable assemblies	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Other Commercial Electronics

El Segundo, California	Development and production of digital data acquisition	Leased
systems for monitoring commercial aircraft and engines
Hawthorne, California	Production of electromechanical relays	Owned

Engineered Systems Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Colorado Springs, Colorado	Provision of engineering services	Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased

Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased

Energy and Power Systems Segment
Redlands, California	Manufacturing of batteries for the general aviation market	Owned
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of hydrogen gas generators, power generating systems and fuel cell test stations	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased

We also own or lease facilities and offices elsewhere in the United States and outside the United States, including facilities in: Tijuana, Mexico; Gloucester, Newbury, West Drayton and Watford, England; Cumbernauld and Aberdeen, Scotland; Singapore; Cwmbran, Wales; Kreuztal, Germany; La Gaude, France; Shanghai, China; and Ottawa, Canada. Our corporate executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362.

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

No matters were submitted to a vote of Teledyne’s stockholders during the fourth quarter of 2007.

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

	High	Low

2006
1st Quarter	$35.92	$28.88
2nd Quarter	$38.99	$31.02
3rd Quarter	$42.28	$29.10
4th Quarter	$44.59	$38.39
2007
1st Quarter	$40.73	$35.75
2nd Quarter	$48.95	$36.91
3rd Quarter	$55.00	$42.86
4th Quarter	$57.21	$47.68
2008
1st Quarter (through February 26, 2008)	$54.65	$46.00

On February 26, 2008, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $46.84 per share. As of February 26, 2008, there were 5,820 holders of record of the Common Stock.

We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. We have reclassified some amounts reported in previous years to conform to our 2007 presentation. These reclassifications did not affect our reported results of operations or stockholders’ equity. Our fiscal year is determined based on a 52 or 53-week convention ending on the Sunday nearest to December 31. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Five-Year Summary of Selected Financial Data

	2007	2006	2005	2004	2003
	(In millions, except per-share amounts)

Sales	$1,622.3	$1,433.2	$1,206.5	$1,016.6	$840.7
Net income	$98.5	$80.3	$64.2	$41.7	$29.7
Working capital	$213.7	$216.4	$154.0	$124.4	$129.5
Total assets	$1,159.4	$1,061.4	$728.2	$624.8	$433.6
Long-term debt and capital lease obligations	$142.4	$230.7	$47.0	$74.4	$—
Stockholders’ equity	$530.2	$431.8	$326.0	$262.1	$221.0
Basic earnings per common share	$2.82	$2.34	$1.93	$1.29	$0.92
Diluted earnings per common share	$2.72	$2.26	$1.85	$1.24	$0.91

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space and environmental applications, manufacture general aviation engines and components, and supply energy generation, energy storage and small propulsion products.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Strategy

Our strategy continues to emphasize growth in our core markets of instrumentation, defense electronics and government engineered systems. We intend to strengthen and expand our core businesses with targeted acquisitions. We intend to aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.

Recent Acquisitions

During 2007 and subsequently, we engaged in a number of acquisitions intended to expand and strengthen our product and service offerings in our core instrumentation and defense markets.

Fiscal 2007

•	On March 30, 2007, Teledyne Instruments, Inc. acquired assets of D.G. O’Brien, Inc. (“DGO”). DGO, headquartered in Seabrook, New Hampshire, manufactures highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.

•	On June 20, 2007, Teledyne Cougar, Inc. acquired Tindall Technologies, Inc. (“Tindall”), a designer and supplier of microwave subsystems for defense applications and consolidated Tindall’s Pleasanton, California, operations with its operations in Sunnyvale, California.

Fiscal 2008

•	On December 31, 2007, Teledyne Instruments, Inc. acquired assets of Impulse Enterprise. Impulse, headquartered in San Diego, California, manufactures underwater electrical interconnection systems for harsh environments.

•	On December 31, 2007, Teledyne Reynolds, Inc. acquired Storm Products Co. Primarily from its Dallas, Texas facility, Storm supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. From its Woodridge, Illinois facility, Storm provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.

•	On January 31, 2008, Teledyne Limited acquired S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection of offshore energy, oceangraphic and military marine markets.

•	On February 1, 2008, Teledyne Scientific & Imaging, LLC, acquired assets of Judson Technologies, LLC. Headquartered in Montgomeryville, Pennsylvania, Judson designs and manufactures high performance infrared detectors and accessory products for military, space, industrial and scientific applications.

Teledyne spent $42.7 million, net of cash acquired, on these acquisitions in fiscal 2007. For those acquisitions subsequently completed in our fiscal 2008, we spent $167.4 million, net of cash acquired. All of the acquisitions are part of the Electronics and Communications segment.

Financial Highlights

Our fiscal year is determined based on a 52 or 53-week convention ending on the Sunday nearest to December 31. The following is our financial information for 2007, 2006 and 2005 (in millions, except per-share amounts):

	2007(a)	2006(a)	2005

Sales	$1,622.3	$1,433.2	$1,206.5
Costs and Expenses
Cost of sales	1,136.4	1,020.2	869.6
Selling, general and administrative expenses	323.6	287.9	236.2

Total costs and expenses	1,460.0	1,308.1	1,105.8

Income before other income and expense and income taxes	162.3	125.1	100.7
Interest and debt expense, net	(12.5)	(7.4)	(3.5)
Minority Interest	(3.4)	(1.0)	(0.2)
Other income (expense), net(b)	2.9	5.0	6.0

Income before income taxes	149.3	121.7	103.0
Provision for income taxes(c)	50.8	41.4	38.8

Net income	$98.5	$80.3	$64.2

Basic earnings per common share	$2.82	$2.34	$1.93

Diluted earnings per common share	$2.72	$2.26	$1.85

(a)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $6.8 million and $5.9 million of stock option compensation expense for fiscal years 2007 and 2006, respectively. No compensation expense related to stock options was recorded in 2005.

(b)	Fiscal years 2006 and 2005 include the receipt of $2.5 million and $5.0 million respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. No further payments will be received under this agreement.

(c)	Fiscal year 2007 includes income tax credits of $4.4 million. Fiscal year 2007 also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

We operate in four business segments: Electronics and Communications; Engineered Systems; Aerospace Engines and Components; and Energy and Power Systems. In the fourth quarter of 2007, the company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. This segment will provide Teledyne’s customers with a focal point for the specialized energy generation, energy storage and small propulsion products that Teledyne manufactures, primarily for high-reliability aerospace and defense applications. Product lines in this segment include hydrogen generators, fuel cells, thermoelectric generators, batteries and small turbine engines. In addition to these changes, the Systems Engineering Solutions segment has been renamed Engineered Systems to better describe its programs. As required by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), the Company has restated its 2006 and 2005 historical segment information to be consistent with the current reportable segment structure. This segment restatement had no effect on the Company’s financial position, results of operations or cash flows for the periods presented and also did not affect the results of the Electronics and Communications or Engineered Systems segments. The segments’ respective contributions as a percentage of total sales for 2007, 2006 and 2005 are summarized in the following table:

	Percentage of Sales
Segment	2007	2006	2005

Electronics and Communications	66%	63%	60%
Engineered Systems	19%	20%	22%
Aerospace Engines and Components	11%	12%	12%
Energy and Power Systems	4%	5%	6%

	100%	100%	100%

Results of Operations

2007 Compared with 2006

			%
Sales	2007	2006	Change
	(In millions)

Electronics and Communications	$1,071.6	$899.4	19.1%
Engineered Systems	301.7	283.0	6.6%
Aerospace Engines and Components	180.7	181.6	(0.5)%
Energy and Power Systems	68.3	69.2	(1.3)%

Total sales	$1,622.3	$1,433.2	13.2%

			%
Net Income	2007	2006(a)	Change
	(In millions)

Electronics and Communications	$143.2	$109.3	31.0%
Engineered Systems	26.2	24.5	6.9%
Aerospace Engines and Components(a)	19.2	15.5	23.9%
Energy and Power Systems	6.3	6.0	5.0%

Segment operating profit and other segment income	194.9	155.3	25.5%
Corporate expense	(32.6)	(27.7)	17.7%
Interest and debt expense, net	(12.5)	(7.4)	68.9%
Minority interest	(3.4)	(1.0)	*
Other income, net	2.9	2.5	16.0%

Income before taxes	149.3	121.7	22.7%
Provision for income taxes(b)	50.8	41.4	22.7%

Net income	$98.5	$80.3	22.7%

(a)	Fiscal year 2006 includes the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(b)	Fiscal year 2007 includes income tax credits of $4.4 million. Fiscal year 2007 also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*  not meaningful

We reported 2007 sales of $1,622.3 million, compared with sales of $1,433.2 million for 2006, an increase of 13.2%. Net income was $98.5 million ($2.72 per diluted share) for 2007, compared with $80.3 million ($2.26 per diluted share) for 2006, an increase of 22.7%.

The increase in sales in 2007, compared with 2006, reflected improvement in the Electronic and Communications and Engineered Systems segments. The largest increase in sales was in the Electronic and Communications segment which grew both organically and through strategic acquisitions made in 2007 and in 2006 including: assets of DGO acquired in March 2007, Tindall acquired in June 2007, Benthos acquired in January 2006, assets of KW Microwave in April 2006, the initial majority interest (51%) acquired in ODI in August 2006, and Teledyne Scientific & Imaging in September 2006. The increase in sales for the Engineered Systems segment included the acquisition of CollaborX in August 2006. The incremental increase in revenue in 2007 from businesses acquired since 2005 was $161.5 million.

The increase in segment operating profit and other segment income for 2007, compared with 2006, reflected the impact of higher sales. Operating profit and other segment income was higher in each operating segment. Fiscal year 2006 also included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. The $33.9 million increase in operating profit in the Electronics and Communications segment, included incremental operating profit from acquisitions and related synergies of $15.5 million.

Effective January 2, 2006, we adopted the provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and began recording stock option compensation expense in the consolidated statements of income, but did not restate prior year financial statements. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For fiscal year 2007, we recorded a total of $6.8 million in stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). Of this amount $2.3 million was recorded as corporate expense and $4.5 million was recorded in the operating segment results. For fiscal year 2006, we recorded a total of $5.9 million in stock option expense, of which $2.2 million was recorded as corporate expense and $3.7 million was recorded in the operating segment results.

Cost of sales in total dollars was higher in 2007, compared with 2006, primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2007 included $1.3 million in LIFO expense, compared with $0.7 million in LIFO expense in 2006. Cost of sales as a percentage of sales for 2007 was 70.0%, compared with 71.2% for 2006. The lower cost of sales percentage in 2007 primarily reflected sales mix differences and a continued emphasis on margin improvement and cost control.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2007 compared with 2006. This $35.7 million increase was primarily due to higher sales which resulted from organic growth and acquisitions and also included $6.8 million in stock option compensation expense in 2007 compared with $5.9 million in stock option compensation expense in 2006. The increase also reflected higher corporate expense of $4.9 million compared with 2006 due to higher employee compensation and relocation expense and professional fee expenses. Selling, general and administrative expenses for 2007, as a percentage of sales, were 19.9%, compared with 20.1% for 2006, and reflected sales mix differences.

Included in operating profit in 2007 was pension expense of $11.9 million, in accordance with the pension accounting requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” of which $10.2 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts. Included in operating profit in 2006 was pension expense of $15.4 million, of which $10.5 million was recoverable in accordance with U.S. Government CAS. The decrease in pension expense in 2007, compared with 2006, reflects, in part, pension contributions made in 2006, the impact of favorable market returns on plan assets in 2006 and changes to the Company’s pension assets and liabilities resulting from the merger of the Teledyne Scientific & Imaging pension plan with Teledyne Technologies pension plan. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

The Company’s effective tax rate for 2007 was 34.1%, compared with 34.0% for 2006. The Company completed an analysis of research and development spending for 2000 through 2006, as well as the base period years, and anticipates the receipt of income tax refunds for those years. The effective tax rate for 2007 reflects the impact of expected research and development income tax refunds of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2007 would have been 37.7%. The effective tax rate for the 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding the impact of the reversal, the effective tax rate for 2006 would have been 36.7%.

Sales under contracts with the U.S. Government were approximately 41% of sales in 2007 and 40% of sales in 2006. Sales to international customers represented approximately 22% of sales in 2007, compared with 21% of sales in 2006.

Total interest expense, including credit facility fees and other bank charges, was $13.1 million in 2007 and $7.7 million in 2006. Interest income was $0.6 million in 2007 and $0.3 million in 2006. The higher interest expense in 2007 primarily reflected higher outstanding debt levels due to acquisitions.

Minority interest reflects the minority ownership interests in Ocean Design, Inc. and Teledyne Energy Systems, Inc. The minority interest ownership percentage in ODI has decreased from 49% to 38% since the initial 51% purchase of ODI in August 2006.

Other income for 2006 included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. The $2.5 million received in January 2006 was the final receipt pursuant to the agreement. Fiscal years 2007 and 2006 also include sublease rental income and royalty income in other income. Other income in 2007 included $0.8 million received for the early return of leased property.

2006 Compared with 2005

			%
Sales	2006(a)	2005	Change
	(In millions)

Electronics and Communications	$899.4	$717.8	25.3%
Engineered Systems	283.0	263.7	7.3%
Aerospace Engines and Components	181.6	151.4	19.9%
Energy and Power Systems	69.2	73.6	(6.0)%

Total sales	$1,433.2	$1,206.5	18.8%

			%
Net Income	2006(a)	2005	Change
	(In millions)

Electronics and Communications	$109.3	$84.0	30.1%
Engineered Systems	24.5	27.5	(10.9)%
Aerospace Engines and Components(b)	15.5	9.3	66.7%
Energy and Power Systems	6.0	5.8	3.4%

Segment operating profit and other segment income	155.3	126.6	22.7%
Corporate expense	(27.7)	(20.9)	32.5%
Interest and debt expense, net	(7.4)	(3.5)	111.4%
Minority interest	(1.0)	(0.2)	*
Other income, net	2.5	1.0	150.0%

Income before taxes(c)	121.7	103.0	18.2%
Provision for income taxes	41.4	38.8	6.7%

Net income	$80.3	$64.2	25.1%

(a)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense and recorded $5.9 million of stock option compensation expense for fiscal year 2006. No compensation expense related to stock options was recorded in 2005.

(b)	Fiscal years 2006 and 2005 include the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(c)	Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	not meaningful

We reported 2006 sales of $1,433.2 million, compared with sales of $1,206.5 million for 2005, an increase of 18.8%. Net income was $80.3 million ($2.26 per diluted share) for 2006, compared with $64.2 million ($1.85 per diluted share) for 2005, an increase of 25.1%.

The increase in sales in 2006, compared with 2005, reflected improvement in our three largest reporting segments. The largest increase in sales was in the Electronic and Communications segment which grew both organically and through strategic acquisitions made in 2006 and in 2005 including: Cougar Components Corporation (“Cougar”), acquired in June 2005; RD Instruments, Inc. (“RDI”), acquired in August 2005; the assets of the microwave technical solutions business of Avnet, Inc., acquired in October 2005; Benthos, acquired in January 2006; certain assets of KW Microwave acquired in April 2006; the initial majority interest (51%) in ODI, acquired in August 2006; and Teledyne Scientific & Imaging, acquired in September 2006. The increase in sales for the Engineered Systems segment included the acquisition of CollaborX, in August 2006. The incremental increase in revenue in 2006 from businesses acquired since 2004 was $124.8 million.

The increase in segment operating profit and other segment income for 2006, compared with 2005, reflected the impact of higher sales. Operating profit and other segment income was higher in the Electronics and Communications, Aerospace Engines and Components and Energy and Power Systems segments and lower in the Engineered Systems segment. Operating profit in 2006 was negatively impacted by $1.5 million in higher net pension expense compared with 2005. In fiscal year 2006 we also began recording stock option compensation expense compared with no stock option compensation expense recorded in 2005. Fiscal year 2006 also included the receipt of $2.5 million pursuant to an agreement with Honda Motor Co., Ltd. compared with $5.0 million received in 2005 pursuant to the agreement. The $25.3 million increase in operating profit in the Electronics and Communications segment, included incremental operating profit from acquisitions and related synergies of $12.4 million.

As noted earlier, effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) using the modified prospective method. Accordingly, for fiscal year 2006, we recorded a total of $5.9 million in stock option expense. Of this amount $2.2 million was recorded as corporate expense and $3.7 million was recorded in the operating segment results. No stock option compensation expense was recorded in 2005.

Cost of sales in total dollars was higher in 2006, compared with 2005, primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2006 included $0.7 million in LIFO expense compared with $2.1 million in LIFO expense in 2005. Cost of sales as a percentage of sales for 2006 was 71.2% compared with 72.1% for 2005. The lower cost of sales percentage in 2006 primarily reflected a lower cost of sales percentage for recent acquisitions which due to the nature of their business, carry a lower cost of sales percentage than most of Teledyne’s other businesses.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2006 compared with 2005. This $51.7 million increase was primarily due to higher sales, which resulted from organic growth and acquisitions and also included $5.9 million in stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. The increase in 2006 also reflected higher corporate expense of $6.8 million compared with 2005 due to the impact of stock option compensation expense and higher professional fees expense. Selling, general and administrative expenses for 2006, as a percentage of sales, were 20.1% compared with 19.6% for 2005, and reflected a higher general and administrative expense percentage due to the impact of stock option compensation expense and a higher selling expense percentage, partially offset by a slightly lower research and development and bid and proposal expense percentage. The higher selling expense percentage was due to recent acquisitions which, due to the nature of their business, carry a higher selling expense percentage than most of Teledyne’s existing businesses.

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

The Company’s effective tax rate for 2006 was 34.0%, compared with 37.6% for 2005. The lower effective tax rate for 2006, compared with 2005, reflects the impact of the reversal of income tax contingency reserves of $3.3 million during the third quarter. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding the impact of the reversal, the effective tax rate for 2006 would have been 36.7%.

Sales under contracts with the U.S. Government were approximately 40% of sales in 2006 and 42% of sales in 2005. Sales to international customers represented approximately 21% of sales in 2006 compared with 18% of sales in 2005.

Total interest expense including credit facility fees and other bank charges was $7.7 million in 2006 and $3.8 million in 2005. Interest income was $0.3 million in both 2006 and 2005. The higher interest expense in 2006 primarily reflected higher outstanding debt levels due to acquisitions and higher average interest rates in 2006 compared with 2005.

Minority interest reflects the minority ownership interests in Ocean Design, Inc. and Teledyne Energy Systems, Inc.

Other income for 2006 and 2005 included the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. The $2.5 million received in January 2006 was the final receipt pursuant to the agreement. Fiscal years 2006 and 2005 also include sublease rental income and royalty income in other income.

Segments

The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2007	2006	2005
	(Dollars in millions)

Sales	$1,071.6	$899.4	$717.8
Operating profit	$143.2	$109.3	$84.0
Operating profit % of sales	13.4%	12.2%	11.7%
International sales % of sales	29.0%	29.1%	24.8%
Governmental sales % of sales	31.2%	27.7%	27.7%
Capital expenditures	$33.7	$17.9	$12.5

Our Electronics and Communications segment provides sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications.

2007 compared with 2006

Our Electronics and Communications segment sales were $1,071.6 million in 2007, compared with sales of $899.4 million in 2006, an increase of 19.1%. Operating profit was $143.2 million in 2007, compared with $109.3 million in 2006, an increase of 31.0%.

The 2007 sales growth of $172.2 million resulted primarily from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. The revenue growth of $98.0 million in defense electronics was primarily driven by the acquisition of Teledyne Scientific & Imaging in September 2006. The increase in revenue from acquisitions in defense electronics products for 2007, compared with 2006, was $89.7 million. Organic growth of defense electronics for 2007 was due to higher sales of microwave components and subsystems. The revenue growth of $88.6 million in electronic instruments was driven by acquisitions and organic growth. Revenue growth in electronic instruments included the acquisition of the majority interest in ODI in August 2006, the acquisition of Benthos, Inc. in January 2006 and the acquisition of assets of DGO in March 2007. The increase in revenue from acquisitions in electronic instruments for 2007, compared with 2006, was $63.1 million. Sales of electronic instruments for 2007 increased due to organic sales growth of instruments for the industrial and environmental monitoring instrumentation markets. Revenue in avionics and other commercial electronics decreased by $14.4 million and primarily reflected decreased sales of medical electronic manufacturing services. In 2007, an increase of $152.8 million in revenue and $15.5 million in operating profit, including synergies, was due to acquisitions that we acquired since 2005 as compared to the revenue and operating profit from those acquisitions in 2006. Segment operating profit was favorably impacted by the increase in revenue and margin improvement from cost control initiatives. Segment operating profit was negatively impacted by $3.1 million of stock option compensation expense in 2007 compared with $2.4 million of stock option compensation expense in 2006. Fiscal year 2007 also reflected higher LIFO expense of $0.2 million compared with fiscal year 2006. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $4.0 million in 2007 compared with $3.8 million in 2006. Pension expense allocated to contracts pursuant to CAS was $1.7 million in 2007, compared with $1.6 million for 2006. Fiscal year 2006 also included $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line.

2006 compared with 2005

Our Electronics and Communications segment sales were $899.4 million in 2006, compared with sales of $717.8 million in 2005, an increase of 25.3%. Operating profit was $109.3 million in 2006, compared with $84.0 million in 2005, an increase of 30.1%.

The 2006 sales growth of $181.6 million resulted primarily from revenue growth in defense electronics and electronic instruments. The revenue growth of $80.0 million in defense electronics was driven by increased sales of traveling wave tubes, connectors and the acquisitions of Teledyne Scientific & Imaging in September 2006, the assets of KW Microwave in April 2006, the assets of the microwave technical solutions business of Avnet, Inc. in October 2005 and Cougar in June 2005. The increase in revenue from acquisitions in defense electronics products for 2006, compared with 2005, was $51.6 million. The revenue growth of $108.3 million in electronic instruments was primarily driven by recent acquisitions as well as organic growth. Revenue growth included the acquisitions of the majority interest in ODI in August 2006, Benthos in January 2006 and RDI in August 2005 and also reflected increased sales of geophysical sensors for the energy exploration market. The increase in revenue from acquisitions in electronic instruments for 2006, compared with 2005, was $67.3 million. Revenue in avionics and other commercial electronics decreased by $6.7 million and reflected revenue growth in electronic relay products which was more than offset by lower commercial contract manufacturing services. In 2006, an increase of $118.9 million in revenue and $12.4 million in operating profit, including synergies, was due to acquisitions that we acquired since 2004 as compared to the revenue and operating profit from those acquisitions in 2005. Segment operating profit was favorably impacted by revenue from acquisitions, as well as organic sales growth. Segment operating profit was negatively impacted by $2.4 million of stock option compensation expense in 2006. No stock option compensation expense was recorded in 2005. Fiscal year 2006 also reflected lower LIFO expense of $0.8 million compared with fiscal year 2005. In 2006, we also recorded $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $3.8 million in 2006 compared with $3.3 million in 2005. Pension expense allocated to contracts pursuant to CAS was $1.6 million in 2006 compared with $1.0 million for 2005.

Engineered Systems

	2007	2006	2005
	(Dollars in millions)

Sales	$301.7	$283.0	$263.7
Operating profit	$26.2	$24.5	$27.5
Operating profit % of sales	8.7%	8.7%	10.4%
International sales % of sales	0.5%	0.6%	0.7%
Governmental sales % of sales	98.8%	98.6%	98.6%
Capital expenditures	$1.5	$1.4	$1.3

Our Engineered Systems segment (formerly named Systems Engineering Solutions), principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative engineered and information technology services for defense, space and environmental applications.

2007 compared with 2006

Our Engineered Systems segment sales were $301.7 million in 2007, compared with sales of $283.0 million in 2006, an increase of 6.6%. Operating profit was $26.2 million in 2007, compared with $24.5 million in 2006, an increase of 6.9%.

Sales for 2007, compared with 2006, reflected revenue growth in aerospace and defense programs, partially offset by lower environmental sales. The revenue growth of $32.3 million in aerospace and defense programs included $8.7 million in incremental revenue from the acquisition of CollaborX in August 2006. The revenue growth in aerospace programs was primarily due to increased support for NASA. The revenue decrease of $13.0 million in environmental programs was primarily due to decreased support of the U.S. Army at Pine Bluff Arsenal. Operating profit for 2007, compared with 2006, was favorably impacted by higher segment revenue in 2007, and incremental operating profit of $0.5 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit also included pension expense under SFAS No. 87 of $6.4 million in 2007 compared with $9.5 million of pension expense in 2006. Pension expense allocated to contracts pursuant to CAS was $8.1 million in 2007 compared with $8.6 million in 2006. Fiscal year 2006 included a favorable overhead claim settlement of $1.3 million.

2006 compared with 2005

Our Engineered Systems segment sales were $283.0 million in 2006, compared with sales of $263.7 million in 2005, an increase of 7.3%. Operating profit was $24.5 million in 2006, compared with $27.5 million in 2005, a decrease of 10.9%.

Sales for 2006, compared with 2005, reflected revenue growth in aerospace and environmental programs and included $5.9 million in revenue from the acquisition of CollaborX in August 2006. The revenue growth of $8.7 million in aerospace was primarily due to increased support for NASA. The revenue growth of $4.7 million in environmental programs was primarily due to increased support of the U.S. Army at Pine Bluff Arsenal. Operating profit for 2006, compared with 2005, reflected higher segment revenue and a favorable overhead claim settlement of $1.3 million in 2006, compared with a favorable overhead claim settlement of $0.8 million in 2005, which was more than offset by lower margins in aerospace programs due to higher sales on certain contracts which carry lower profit margins, increased subcontract work which carries lower margins, lower margins on an environmental contract and amortization expenses associated with the acquisition of CollaborX. Segment operating profit was negatively impacted by $0.7 million of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Segment operating profit also included pension expense under SFAS No. 87 of $9.5 million in 2006 compared with $7.7 million of pension expense in 2005. Pension expense allocated to contracts pursuant to CAS was $8.6 million in 2006 compared with $8.0 million in 2005.

Aerospace Engines and Components

	2007	2006	2005
	(Dollars in millions)

Sales	$180.7	$181.6	$151.4
Operating profit	$19.2	$15.5	$9.3
Operating profit % of sales	10.6%	8.5%	6.1%
International sales % of sales	16.0%	15.2%	17.2%
Capital expenditures	$3.5	$5.1	$4.1

Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, aftermarket support and electronic engine controls. As noted earlier, in the fourth quarter of 2007, the Company transferred the turbine engine and the battery products businesses from the Aerospace Engines and Components segment to the Energy and Power Systems segment. As required by SFAS No. 131, the Company has restated its 2006 and 2005 historical segment information to be consistent with the current reportable segment structure.

2007 compared with 2006

Our Aerospace Engines and Components segment sales were $180.7 million in 2007, compared with sales of $181.6 million in 2006, a decrease of 0.5%. Operating profit was $19.2 million in 2007, compared with $15.5 million in 2006, an increase of 23.9%.

Sales for 2007, compared with 2006, decreased and reflected slightly lower OEM engine sales. The improvement in operating profit in 2007, compared with 2006 reflected the impact of improved operating performance including lower aircraft product liability expense, the receipt of a litigation settlement of $1.4 million, net of expenses, partially offset by a $1.7 million writedown of accounts receivable related to the bankruptcy of our customer Columbia. However, Cessna recently acquired the assets of Columbia Aircraft Manufacturing Company (“Columbia”) and we expect that they will continue to produce Columbia models that use our engines. Segment operating profit for 2006, included the receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. The $2.5 million receipt in the first quarter of 2006 was the final payment under the agreement. Segment operating profit also included pension expense, under SFAS No. 87 of $0.7 million in 2007 compared with $1.2 million for 2006. Segment operating profit for 2007 also reflected lower LIFO expense of $0.5 million.

2006 compared with 2005

Our Aerospace Engines and Components segment sales were $181.6 million in 2006, compared with sales of $151.4 million in 2005, an increase of 19.9%. Operating profit was $15.5 million in 2006, compared with $9.3 million in 2005, an increase of 66.7%.

The higher sales for 2006, compared with 2005, primarily resulted from higher OEM piston engine and spare part sales. Segment operating profit for 2006, compared with 2005, reflected the impact of higher sales, improved operating performance, and $1.8 million in lower warranty costs. Segment operating profit for 2006 and 2005 included the receipt of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business. Segment operating profit was negatively impacted by $0.4 million of stock option compensation expense in 2006 compared with no stock option compensation expense in 2005. Segment operating profit also included pension expense, under SFAS No. 87 of $1.2 million in 2006, compared with $0.9 million for 2005.

Energy and Power Systems

	2007	2006	2005
	(Dollars in millions)

Sales	$68.3	$69.2	$73.6
Operating profit	$6.3	$6.0	$5.8
Operating profit % of sales	9.3%	8.7%	7.9%
International sales % of sales	31.2%	14.9%	22.0%
Governmental sales % of sales	47.0%	59.8%	70.8%
Capital expenditures	$1.0	$1.9	$1.7

Our Energy and Power Systems segment provides hydrogen gas generators, thermoelectric and fuel cell-based power sources, turbine engines and aviation batteries. As noted earlier, in the fourth quarter of 2007, the company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. This segment will provide Teledyne’s customers with a focal point for the specialized energy generation, energy storage and small propulsion products that Teledyne manufactures, primarily for high-reliability aerospace and defense applications. Product lines in this segment include hydrogen generators, fuel cells, thermoelectric generators, batteries and small turbine engines. As required by SFAS No. 131, the Company has restated its 2006 and 2005 historical segment information to be consistent with the current reportable segment structure.

2007 compared with 2006

Our Energy and Power Systems segment sales were $68.3 million in 2007, compared with sales of $69.2 million in 2006, a decrease of 1.3%. Operating income was $6.3 million in 2007, compared with $6.0 million in 2006, an increase of 5.0%.

The decrease in sales for 2007, compared with 2006, primarily resulted from higher commercial hydrogen generator sales and higher aviation battery sales, which were more than offset by lower turbine engine sales. Operating profit reflected higher margins and sales in the hydrogen generator business, which were partially offset by the impact of lower sales and lower margins in the turbine engine business. Segment operating profit for 2007 also reflected higher LIFO expense of $0.9 million. Turbine engine sales and operating profit for

2007 were unfavorable, compared with 2006, due to lower JASSM engine sales, partially offset by higher research and development sales. Turbine engine sales, which have declined since 2005, are expected to begin to recover in 2008.

2006 compared with 2005

Our Energy and Power Systems segment sales were $69.2 million in 2006, compared with sales of $73.6 million in 2005, a decrease of 6.0%. Operating income was $6.0 million in 2006, compared with $5.8 million in 2005, an increase of 3.4%.

The decrease in sales for 2006, compared with 2005, reflected lower turbine engine sales and reduced work on the Multi-Mission Radioisotope Thermoelectric Generator (“MMRTG”) contract due to moving from the engineering development phase to the product qualification phase, partially offset by higher aviation battery sales. The improvement in segment operating profit reflected lower LIFO expense of $0.7 million, partially offset by the impact of the lower sales and differences in contract fees. Turbine engine sales and operating profit for 2006 were unfavorable, compared with 2005, due to lower Harpoon and ITALD engine sales and lower J69 spare sales, partially offset by higher research and development sales. Segment operating profit also included pension expense, under SFAS No. 87 of $0.5 million for 2006 compared with $0.4 million for 2005. Pension expense allocated to contracts pursuant to CAS was $0.3 for both 2006 and 2005.

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements

Our principal capital requirements are to fund working capital needs, capital expenditures and debt service requirements, as well as to fund acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2008. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement

On February 8, 2008, Teledyne Technologies entered into a First Amendment to its now Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 30, 2007, the Company was in compliance with these covenants. Available borrowing capacity under the prior $400.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $253.1 million at December 30, 2007. For a description of some terms of our credit facility, see “Financing Activities” on page 50.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 30, 2007. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2013 and
	2008	2009	2010	2011	2012	beyond	Total

Operating lease obligations	$16.7	$15.6	$13.9	$9.9	$9.4	$34.1	$99.6
Long-term debt obligations(a)	0.7	0.6	—	138.0	—	—	139.3
Capital lease obligations(b)	0.4	0.4	0.4	0.4	0.3	4.7	6.6
Purchase obligations(c)	31.3	2.5	0.8	—	—	—	34.6

Total	$49.1	$19.1	$15.1	$148.3	$9.7	$38.8	$280.1

(a)	Includes short-term portion.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

The amounts above exclude our minimum pension plan funding requirements, including those set forth by ERISA, which are $7.9 million in 2008 and $7.5 million in 2009. Our minimum funding requirements after 2007 are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2009 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s SFAS No. 87 assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on the Company’s liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.

Pursuant to agreements in connection with our acquisition of a majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. At December 30, 2007, total cash paid, including the initial investment and subsequent share purchases, for Teledyne’s interest in ODI, net of cash acquired, was $35.3 million. Based on the formula-determined purchase price as of the quarter ended December 30, 2007, the aggregate amount of funds required to repurchase all the shares held by the remaining minority ODI stockholders would be approximately $57.3 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments.

Operating Activities

In 2007, net cash provided from operations was $166.7 million, compared with $78.4 million in 2006 and $92.3 million in 2005.

The higher net cash provided for 2007, compared with 2006, was primarily due to incremental cash flow from companies acquired since 2005, higher net income, higher customer advance payments and deposits, improved accounts receivable collections due to timing and $12.4 million in lower pension contributions.

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

Free cash flow (cash from operating activities less capital expenditures) was $126.4 million compared with $52.0 million in 2006 and $72.5 million in 2005.

	Fiscal Year
	2007	2006	2005
	(In millions,
Free Cash Flow(a)	brackets indicate use of funds)

Cash provided by operating activities	$166.7	$78.4	$92.3
Capital expenditures for property, plant and equipment	(40.3)	(26.4)	(19.8)

Free cash flow	$126.4	$52.0	$72.5

(a)	The Company defines free cash flow as cash provided by operating activities (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. The company believes that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the company’s ability to generate cash flow.

Working Capital

Working capital decreased to $213.7 million at year-end 2007, compared with $216.4 million at year-end 2006.

Balance Sheet Changes

The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2007	2006

Accounts receivables, net	$241.1	$226.1
Inventories, net	$174.6	$155.8
Long-term deferred income taxes,net	$56.9	$38.6
Goodwill, net	$351.6	$313.6
Acquired intangible assets, net	$61.7	$69.4
Accounts payable	$105.1	$94.1
Accrued liabilities — short term	$157.1	$135.1
Long-term debt and capital lease obligations, net of current portion	$142.4	$230.7
Accrued pension obligation	$74.3	$38.4
Other long-term liabilities	$126.6	$105.7
Accumulated other comprehensive loss	$(61.2)	$(42.3)

The higher balances in accounts receivables, inventory, accounts payable and short-term accrued liabilities reflected the impact of organic sales growth, as well as businesses acquired in 2007. Long-term deferred income taxes reflected a $12.4 million increase related to the minimum pension liability adjustment in 2007. The increase in goodwill reflected the DGO and Tindall acquisitions in 2007 and also reflected a $10.7 million increase to reflect changes in the estimated amount of acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets for the Teledyne Scientific & Imaging acquisition. The decrease in acquired intangible assets reflected the $10.7 million decrease for the Teledyne Scientific & Imaging acquisition, current year amortization, partially offset by acquired intangible assets for the DGO and Tindall acquisitions. The decrease in long-term debt and capital lease obligations reflected the use of cash flow to repay outstanding debt. The accrued pension obligation increased primarily as a result of an increase in the unfunded pension liability in 2007 due, in part, to lower returns on pension assets, partially offset by pension contributions. The increase in other long-term liabilities reflected an increase in the aircraft product liability reserve and higher compensation reserves including deferred compensation. The change in the accumulated other comprehensive loss reflected the $19.3 million non-cash adjustment related to the increase in the unfunded pension liability in 2007.

Investing Activities

Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

	2007	2006	2005
	(In millions)

Electronics and Communications	$33.7	$17.9	$12.5
Engineered Systems	1.5	1.4	1.3
Aerospace Engines and Components	3.5	5.1	4.1
Energy and Power Systems	1.0	1.9	1.7
Corporate	0.6	0.1	0.2

	$40.3	$26.4	$19.8

During 2008, we plan to invest approximately $45.0 million in capital principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at December 30, 2007 for capital expenditures were approximately $3.9 million.

Investing activities in 2007 included acquisitions. On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. DGO’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning April 2, 2007. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.

On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall, a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At December 30, 2007 total cash paid, net of cash acquired was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments in connection with the acquisition payable from 2008 through 2010 in three installments. Tindall designs and manufactures high performance Instantaneous Frequency Measurement (“IFM”) based systems and subsystems, including integrated frequency locked sources and set-on receiver-jammers used for U.S. Navy and Air Force training. Tindall’s operations, based in Pleasanton, California, have been consolidated with the operations of Teledyne Cougar in Sunnyvale, California. Tindall’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning July 2, 2007. Tindall had revenue of $2.7 million for its fiscal year ended December 2006.

Investing activities in 2006 included acquisitions. On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc., acquired Scientific Company for $167.5 million in cash, with the sellers retaining certain liabilities. Total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific & Imaging, LLC. Headquartered in Thousand Oaks, California, Teledyne Scientific & Imaging is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Prior to the acquisition, Scientific Company was 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc. For its fiscal year ended September 30, 2005, Scientific Company had revenue of $114.0 million.

On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired a majority interest (51%) in ODI for approximately $30 million in cash. ODI, headquartered in Daytona Beach, Florida, is a leading manufacturer of subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications. In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million. At December 30, 2007, total cash paid, including the initial investment and subsequent share purchases, net of cash acquired, was $35.3 million. At December 30, 2007, Teledyne Instruments owns 61.8% of ODI. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. For its fiscal year ended December 31, 2005, ODI had revenue of $31.6 million.

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

Our net cash used by investing activities for 2007 included a contingent payment of $0.8 million related to the Cougar Components Corporation acquisition made in 2005 and also included a payment of $3.7 million in August 2007 related to the RD Instruments acquisition made in 2005. Both amounts were recorded as a liability at the time of the acquisition. Our net cash used by investing activities for 2006 included $0.8 million for the purchase of assets and liabilities of a cable repair facility and a contingent payment of $0.8 million in connection with the Cougar acquisition. We received $0.8 million, $0.7 million and $1.1 million, in 2007, 2006 and 2005, respectively, from the sale of assets.

Investing activities in 2005 included acquisitions. In August 2005, we completed the acquisition of RDI for $36.0 million. Total cash paid, net of $0.4 million of cash acquired, was $32.0 million. In connection with the acquisition, we assumed debt obligations of $2.0 million. In addition, we recorded a $3.6 million liability that was paid in August 2007. RDI had sales of approximately $29.0 million for its fiscal year ended December 31, 2004. In the fourth quarter of 2005, we purchased the minority interest of a subsidiary owned by RDI for a cash payment of $1.7 million.

In June 2005, we completed the acquisition of the stock of Cougar for a purchase price of $26.5 million. In the third quarter of 2005 we made a $0.6 million purchase price adjustment payment in connection with the acquisition. Total cash paid, including other fees and the purchase price adjustment, net of cash acquired was $22.5 million. In connection with the acquisition, we assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, we recorded contingent payments of $1.6 million which have been paid. Cougar had sales of approximately $18.1 million for its fiscal year ended August 31, 2004. We also purchased certain assets of the microwave technical solutions business of Avnet, Inc. for $2.2 million in cash and consolidated these assets with the operations of Cougar.

Net cash used by investing activities in 2005 included the receipt of $5.6 million from the sale of the assets of STIP-Isco, a German subsidiary and $2.9 million from the sale of SWIFTtm assets. In the first quarter of 2007 an additional $0.4 million that was held in escrow in connection with the STIP-Isco asset sale was released to Teledyne. The assets of STIP-Isco and SWIFTtm were acquired as part of the Isco acquisition made in June 2004. No gain was recorded on the sales and goodwill was reduced by $5.1 million.

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Engineered Systems segment. During 2007 the Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the CollaborX, ODI and Teledyne Scientific & Imaging acquisitions made in 2006. The amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the ODI acquisition was $17.4 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The change in goodwill from December 31, 2006 reflects additional share purchases and changes to the estimated income tax balances. The amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The amount of goodwill and gross acquired intangible assets recorded as of December 30, 2007 for the Teledyne Scientific & Imaging acquisition was $73.2 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Teledyne Scientific & Imaging acquisition was $60.1 million and $19.0 million, respectively. The primary change was a $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets based on the completed valuation of acquired intangible assets and for the final allocation for certain assets and liabilities. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the DGO and Tindall acquisitions made in 2007. The Company made preliminary estimates as of December 30, 2007, since there was insufficient time between the acquisition dates and the end of the year to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the DGO acquisition was $17.7 million and $7.9 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the Tindall acquisition was $4.1 million and $1.5 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuation reports. Goodwill resulting from the CollaborX, Teledyne Scientific & Imaging and DGO acquisitions will be deductible for tax purposes.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2007 (in millions):

Current assets, excluding cash acquired	$14.7
Property, plant and equipment	1.5
Goodwill	21.8
Intangible assets	9.4

Total assets acquired	47.4
Current liabilities, including short-term debt	3.7
Other long-term liabilities	1.0

Total liabilities assumed	4.7

Purchase price, net of cash acquired	$42.7

Subsequent to December 30, 2007, Teledyne made four acquisitions.

On February 1, 2008, Teledyne Technologies through its subsidiary, Teledyne Scientific & Imaging, LLC, completed the acquisition of assets of Judson Technologies, LLC (“Judson”) for $27.0 million in cash. Judson, headquartered in Montgomeryville, Pennsylvania, is a leading designer and manufacturer of high performance infrared detectors and accessory products. Judson manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (“HgCdTe”), Indium Antimonide (“InSb”), and Indium Gallium Arsenide (“InGaAs”), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications. Judson had sales of $13.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Judson Technologies.

On January 31, 2008 Teledyne Technologies through its subsidiary, Teledyne Limited, acquired all of the outstanding stock of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) for GBP 29.1 million in cash (approximately $57.9 million). TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International’s inertial sensing and navigation systems, which contain mechanical gyros and solid state sensors, provide detailed positioning parameters for marine applications. Such systems increase the accuracy of hydrographic surveys by correcting for a marine vessel’s motion. TSS had revenue of GBP 12.0 million (approximately $23.9 million) for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.

On December 31, 2007, Teledyne Technologies Incorporated through its subsidiary, Teledyne Instruments, Inc. completed the acquisition of assets of Impulse Enterprise (“Impulse”) for $35.0 million in cash. Impulse, headquartered in San Diego, California, is a leading manufacturer of underwater electrical interconnection systems. Impulse manufactures waterproof neoprene and glass reinforced epoxy connector products for harsh environments, complementing Teledyne D.G. O’Brien’s glass-to-metal sealed subsea cable and connector systems, as well as Ocean Design, Inc.’s lines of wet-mateable interconnect systems. Impulse had sales of $16.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Impulse.

On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Reynolds, Inc., acquired all of the outstanding stock of Storm Products Co. (“Storm”) for $47.5 million in cash. Storm, with principal operations in Dallas, Texas and Woodridge, Illinois, manufactures specialty wire, cable and interconnect products, as well as flexible and semi-rigid microwave cable assemblies. Storm currently operates two business units: Storm-Cable Solutions Group and Storm-Microwave. Storm’s Cable Solutions Group supplies custom, high-reliability bulk wire and cable assemblies to a number of markets including energy exploration, environmental monitoring and industrial equipment. Storm-Microwave provides coax microwave cable and interconnects primarily to defense customers for radar, electronic warfare and communications applications.

Storm had revenue of $45.7 million for its fiscal year ended March 31, 2007. Teledyne operates this business under the name Teledyne Storm Products, Inc.

Each of the companies acquired is part of the Electronics and Communications segment. Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

Financing Activities

Cash provided by financing activities for 2007 reflected the net repayments of borrowings of $88.8 million. Cash provided by financing activities for 2006 reflected net borrowings, primarily under our revolving credit agreement, to acquire businesses. Cash used in financing activities for 2005 reflected the payment of long-term debt. Fiscal years 2007, 2006 and 2005 all reflect proceeds from the exercise of stock options. Fiscal years 2007 and 2006 included $3.6 and $8.6 million, respectively, in excess tax benefits related to stock-based compensation. In 2005 excess tax benefits of $5.2 million related to stock-based compensation were classified as an operating cash flow.

On February 8, 2008, Teledyne Technologies entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments of $590.0 million and expires in July 2011. At year-end 2007, we had $253.1 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (“LIBOR”), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at year-end 2007 includes $138.0 million outstanding under the $400.0 million credit facility and $1.3 million in other debt. No amounts were outstanding under the two uncommitted bank facilities at December 30, 2007. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At year-end 2007, Teledyne had $8.9 million in outstanding letters of credit.

Pension and Postretirement Plans

In connection with our November 29, 1999 spin-off from Allegheny Teledyne Incorporated, now known as Allegheny Technologies Incorporated, a defined benefit pension plan was established and Teledyne assumed the existing pension obligations for all of the employees, both active and inactive, at the operations which perform government contract work and for active employees at operations which do not perform government contract work. ATI transferred pension assets to fund the new defined benefit pension plan. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. Currently, Teledyne anticipates making an after-tax cash contribution of approximately $5.6 million to its pension plans in 2008 before recovery from the U.S. Government. Net after tax pension cash generation, after taking into consideration recovery of pension costs under certain government contracts in accordance with CAS from the U.S. Government is expected to be approximately $0.2 million in 2008.

Other Matters

Income Taxes

The Company’s effective tax rate for 2007 was 34.1%, compared with 34.0% for 2006 and 37.6% for 2005. The Company completed an analysis of research and development spending for 2000 through 2006, as well as the base period years, and anticipates the receipt of income tax refunds for those years. The effective tax rate for 2007 reflects the impact of expected research and development income tax refunds of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2007 would have been 37.7%. The effective tax rate for the 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding the impact of the reversal, the effective tax rate for 2006 would have been 36.7%. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 30, 2007 will be realized.

Costs and Pricing

Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing polices. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures

We have not utilized derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2007 or 2006. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 30, 2007, we had $138.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $1.4 million, assuming the $138.0 million in debt was outstanding for the full year. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

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

Our Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of our directors was a former chief executive officer of Mellon Financial Corporation. All transactions with Mellon Bank, N.A. and The Bank of New York and its respective affiliates are effected under normal commercial terms, and we believe that our relationships with The Bank of New York and Mellon Bank, N.A. and its respective affiliates are arms-length. The Bank of New York and Mellon Bank, N.A. are two of 14 lenders under our $590.0 million credit facility, having committed up to $90.0 million under the facility. Mellon Bank, N.A. provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under our pension plan and through its affiliates and subsidiaries provides asset management and transition management services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under our stockholders rights plan. BNY Mellon Shareowner Services handles administration of our stock option program.

Environmental

We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $4.4 million at December 30, 2007 and $5.1 million at December 31, 2006. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 41% of total sales in 2007, 40% of total sales in 2006 and 42% of total sales in 2005. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 30%, 30% and 32% of total sales for 2007, 2006 and 2005, respectively.

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

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 30, 2007 and December 31, 2006:

Reserves and Valuation Accounts(a)

	2007	2006
	(In millions)

Allowance for doubtful accounts	$4.6	$2.7
LIFO reserves	$25.6	$24.4
Other inventory reserves	$23.6	$22.8
Aircraft product liability reserves(b)	$53.8	$46.9
Workers’ compensation and general liability reserves(b)	$10.7	$10.6
Warranty reserves	$11.4	$11.4
Environmental reserves(b)	$4.4	$5.1
Other accrued liability reserves(b)	$5.8	$4.0

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.

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

	2007	2006	2005

Balance at beginning of year	$11.4	$10.3	$6.9
Accruals for product warranties charged to expense	7.4	9.7	9.6
Cost of product warranty claims	(7.6)	(9.1)	(6.8)
Acquisitions	0.2	0.5	0.6

Balance at year-end	$11.4	$11.4	$10.3

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our critical accounting policies are those that are reflective of significant judgment, complexity and uncertainty, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; aircraft product liability reserve; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements.

Revenue Recognition

Commercial sales and sales from U.S. Government fixed-price type contracts are generally recorded as shipments are made or as services are rendered. We account for these contracts in accordance with the

Securities and Exchange Commissions’ Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, or other relevant revenue recognition accounting literature. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), in accordance with the requirements of American Institute of Certified Public Accountants Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) revenues are recorded under the percentage-of-completion method. We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to and paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned.

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes in the current period the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. For our sales to the U.S. Government in 2007, 2006 and 2005, operating income as a percent of sales did not vary by more than 0.5%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 0.5% in 2007, the Company’s operating income would have changed by approximately $4.1 million.

Aircraft Product Liability Reserve

We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate for the probable costs for the resolution of these claims. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters and historical experience, and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. The Company has aircraft and product liability insurance. The current annual self-insurance retention is $21.0 million compared with $22.9 million in 2006. If a significant liability claim or combination of claims were identified, even taking into account insurance coverage, operating profit in a given period could be reduced significantly. Accruals could be made in a given period for amounts up to our annual self-insurance retention. Based on the facts and circumstances of the claims, we have not always accrued amounts up to our annual self-insurance retention. Also, we cannot assure that, for 2008 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires in May 2008.

Accounting for Pension Plans

Teledyne has a defined benefit pension plan covering most of its employees. The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense is the expected return on plan assets. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.5% in 2008 and its assumed discount rate will be 6.0% in 2008. The same rates were used in 2007. The actual rate of return on pension assets was 2.5% in 2007 and 15.1% in 2006. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made an after-tax contribution of $4.5 million to its pension benefit plans in 2007 and currently anticipates making an after-tax cash contribution of approximately $5.6 million to its pension benefit plans in 2008, before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. In accordance with the requirements of SFAS No. 158, at year-end 2007 the Company has a $62.7 million non-cash reduction to stockholders’ equity and a long-term additional liability of $103.0 million. At year-end 2006, the Company had a $43.4 million non-cash reduction to stockholders’ equity and a long-term additional liability of $71.3 million. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2007 results:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
	$ in millions

Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.0)	$2.1
Change in long-term rate of return on plan assets	$(1.4)	$1.4

See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Accounting for Business Combinations, Goodwill and Other Long-Lived Assets

The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. In all acquisitions, the results are generally included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (generally not longer than twelve months) with the exception of certain adjustments related to income tax uncertainties, the resolution of which may extend beyond the purchase price allocation period.

Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. Based on the annual impairment test completed in the fourth quarter of 2007, no impairment of goodwill or intangible assets with indefinite lives was indicated. The Company estimates the fair value of the reporting units, which are our four business segments, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the net book value of the reporting unit, including goodwill. The development of future revenues and cash flows projections for our business and strategic plan, and the annual impairment test involve significant judgments. Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. However, a 10 percent decrease in the current fair value estimate of each of the Company’s reporting units would not result in a goodwill impairment charge.

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

Accounting for Income Taxes

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. Uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in future returns. Deferred tax assets and liabilities arise due to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforwards. Although we believe our income tax expense and deferred tax assets and liabilities are reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our effective tax rates differ from the statutory rate primarily due to the tax impact of the research and development tax credits, state taxes and tax audit settlements. The effective tax rate was 34.1%, 34.0% and 37.6% in fiscal 2007, 2006 and 2005, respectively. See Recent Accounting Pronouncements and Note 11 of the Notes to Consolidated Financial Statements for disclosures regarding the adoption of FIN No. 48.

Recent Accounting Pronouncements

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly will not impact the accounting for acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement will be effective for Teledyne’s 2009 fiscal year and interim periods within that fiscal year. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting this Statement.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on the Company’s consolidated results of operations or financial position.

EITF No. 07-3

In June 2007 the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have an effect on the Company’s consolidated results of operations or financial position.

FIN No. 48

On January 1, 2007, Teledyne Technologies adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 prescribes a minimum recognition threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which were accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits and related interest totaled $5.5 million.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	Unrecognized
	Tax Benefits	Interest

Balance January 1, 2007	$4.8	$0.7
Increase in prior year tax positions	0.3	0.3
Increase for tax positions taken during the current period	24.5	—
Reduction related to settlements with taxing authorities	(0.8)	(0.2)
Reduction related to lapse of the statue of limitations	(1.0)	(0.3)

Balance December 30, 2007	$27.8	$0.5

We recognized interest related to unrecognized tax benefits of $0.3 million within the provision for income taxes on continuing operations in our statements of operations. Interest in the amount of $0.5 million is recognized in the 2007 statement of financial position. As of December 30, 2007, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. Except for refund claims related to credits for research activities, the Company has substantially concluded on all U.S. federal income tax matters for years through 2003. Substantially all other material state and local, and foreign income tax matters have been concluded for years through 2002.

The Company anticipates the total unrecognized tax benefit may be reduced by $1.0 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R) that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation costs will be measured based on the grant date fair value of the equity or liability instrument issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2007 were similar to those used in estimating the fair value of stock options granted in 2006. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For fiscal year 2007 and 2006, the Company recorded a total of $6.8 million and $5.9 million, respectively, for stock option expense related to stock options awarded after the adoption of SFAS No. 123(R) and for stock options which were not vested by the date of adoption of SFAS No. 123(R). No compensation expense related to stock options was recorded in the consolidated statements of income for 2005 or in prior years since it was not required.

Outlook

Based on its current outlook, the Company’s management believes that first quarter 2008 earnings per diluted share will be in the range of approximately $0.63 to $0.66. The full year 2008 earnings per diluted share outlook is expected to be in the range of approximately $2.86 to $2.94. Our 2008 outlook reflects anticipated sales growth in our defense electronics and instrumentation businesses, due primarily to the recent acquisitions. In addition, the Company’s first quarter and full year 2008 earnings per diluted share outlook reflects an anticipated increase in expenses, including intangible asset amortization and higher interest expense, as a result of these acquisitions. Our estimated effective tax rate for 2008 is expected to be 39.0%, excluding expected research and development income tax refund claims of $1.3 million in the first quarter of 2008.

The full year 2008 earnings outlook includes approximately $10.0 million in pension expense under SFAS No. 87 and No. 158, or $0.6 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2007 earnings included $11.9 million in pension expense under SFAS No. 87 and No. 158, or $1.7 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year 2008 pension expense reflects pension contributions made in 2007.

Our 2008 earnings outlook also reflects $7.8 million in stock option compensation expense. The Company’s 2007 earnings included $6.8 million in stock option compensation expense.

EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2008 Full Year Outlook		2007	2006
	Low	High	Actual	Actual

Earnings per share (excluding net pension expense, stock option expense and income tax benefit)	$2.96	$3.04	$2.72	$2.36
Pension expense — SFAS No. 87 and No. 158	(0.17)	(0.17)	(0.21)	(0.27)
Pension expense — CAS(b)	0.16	0.16	0.18	0.18

Earnings per share (excluding stock option expense and income tax benefit)	2.95	3.03	2.69	2.27
Stock option expense(c)	(0.13)	(0.13)	(0.12)	(0.10)
Income tax benefit(d)	0.04	0.04	0.15	0.09

Earnings per share — GAAP	$2.86	$2.94	$2.72	$2.26

(a)	The Company believes that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, the Company adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense.

(d)	Fiscal year 2008 reflects expected income tax credits of $1.3 million in the first quarter of 2008. Fiscal year 2007 reflects income tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves for the year which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Fiscal year 2006 included the reversal of income tax contingency reserves of $3.3 million, which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

Safe Harbor Cautionary Statement Regarding Outlook and Other Forward-Looking Data

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, taxes and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial aviation customers) and economic and political conditions, could change the anticipated results. In addition, financial market fluctuations affect the value of our pension assets.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. Changes in the leadership of the U.S. Government could result over time in reductions in defense spending and further changes in programs in which the Company participates.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While Teledyne Technologies’ growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses, retain customers and achieve identified financial and operating synergies.

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

The information required by this item is included in this Report at page 50 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages 65 through 106. See the “Index to Financial Statements and Related Information” at page 64.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls

Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company’s management, with the participation of its Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, have evaluated the effectiveness, as of December 30, 2007, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 30, 2007, were effective to provide a reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls

See Management Statement on page 65 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 66 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2007, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting.

Sarbanes-Oxley Disclosure Committee

The Company’s Sarbanes-Oxley Disclosure Committee include the following members:

Ivars R. Blukis, Chief Business Risk Assurance Officer (Internal Audit)
Melanie S. Cibik, Vice President, Associate General Counsel and Assistant Secretary
John T. Kuelbs, Executive Vice President, General Counsel and Secretary
Brian A. Levan, Director of External Financial Reporting and Assistant Controller
Susan L. Main, Vice President and Controller
Robyn E. McGowan, Vice President, Administration and Human Resources and Assistant Secretary
S. Paul Sassalos, Senior Corporate Counsel
Dale A. Schnittjer, Senior Vice President and Chief Financial Officer
Jason VanWees, Vice President, Corporate Development and Investor Relations

Among its tasks, the Sarbanes-Oxley Disclosure Committee discusses and reviews disclosure issues to help us fulfill our disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company’s management.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Management” beginning at page 11 in Part I of this Report, the information required by this item is set forth in the 2008 Proxy Statement under the captions “Item 1 on Proxy Card — Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Report of the Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance.” Other than the “Report of the Audit Committee,” this information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is set forth in the 2008 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” Other than the “Personnel and Compensation Committee Report,” this information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is set forth in the 2008 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference. The Equity Compensation Plans table required by this item is located in the 2008 Proxy Statement under “Item 2 on the Proxy Card — Approval of 2008 Incentive Award Plan” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2008 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2008 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 3 on Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 64 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 106 of this Report, which is incorporated herein by reference.

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

REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2007 acquisition of assets of D.G. O’Brien, Inc. which is included in the 2007 consolidated financial statements of the Company and constituted: $39.9 million and $37.4 million of total and net assets, respectively, as of December 30, 2007 and: $21.9 million and $1.0 million of total revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 30, 2007, the Company’s internal controls over financial reporting were effective.

Ernst and Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of Teledyne Technologies’s internal control over financial reporting. Their report appears on page 66 of this Annual Report.

Date: February 27, 2008

/s/  Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 27, 2008

/s/  Dale A. Schnittjer
Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Teledyne Technologies Incorporated

We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisition of assets of D.G. O’Brien, Inc. (“DGO”), which is included in the 2007 consolidated financial statements of Teledyne Technologies Incorporated and constituted $39.9 million and $37.4 million of total and net assets, respectively, as of December 30, 2007 and $21.9 million and $1.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of DGO.

In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007 of Teledyne Technologies

Incorporated and our report dated February 22, 2008 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the index at Item 15(a) and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 30, 2007 and December 31, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 2, 2006. As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for its defined-benefit pension and other postretirement plans in accordance with Statement of Financial Accounting Standards No. 158 on December 31, 2006. As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2008

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2007	2006	2005

Sales	$1,622.3	$1,433.2	$1,206.5
Costs and Expenses
Cost of sales	1,136.4	1,020.2	869.6
Selling, general and administrative expenses	323.6	287.9	236.2

Total costs and expenses	1,460.0	1,308.1	1,105.8

Income before other income and expense and income taxes	162.3	125.1	100.7
Interest and debt expense, net	(12.5)	(7.4)	(3.5)
Minority interest	(3.4)	(1.0)	(0.2)
Other income (expense), net	2.9	5.0	6.0

Income before income taxes	149.3	121.7	103.0
Provision for income taxes	50.8	41.4	38.8

Net income	$98.5	$80.3	$64.2

Basic earnings per common share	$2.82	$2.34	$1.93

Diluted earnings per common share	$2.72	$2.26	$1.85

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2007	2006

Assets
Cash and cash equivalents	$13.4	$13.0
Accounts receivables, net	241.1	226.1
Inventories, net	174.6	155.8
Deferred income taxes, net	34.5	34.4
Prepaid expenses and other current assets	13.1	17.5

Total current assets	476.7	446.8
Property, plant and equipment, net	177.2	164.8
Deferred income taxes, net	56.9	38.6
Goodwill, net	351.6	313.6
Acquired intangibles, net	61.7	69.4
Other assets, net	35.3	28.2

Total Assets	$1,159.4	$1,061.4

Liabilities and Stockholders’ Equity
Accounts payable	$105.1	$94.1
Accrued liabilities	157.1	135.1
Current portion of long-term debt and capital lease	0.8	1.2

Total current liabilities	263.0	230.4
Long-term debt and capital lease obligations	142.4	230.7
Accrued pension obligation	74.3	38.4
Accrued postretirement benefits	22.9	24.4
Other long-term liabilities	126.6	105.7

Total Liabilities	629.2	629.6
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares;
Outstanding shares: 2007 — 35,150,117 and 2006 — 34,719,700	0.4	0.3
Additional paid-in capital	206.9	188.0
Retained earnings	384.1	285.8
Accumulated other comprehensive loss	(61.2)	(42.3)

Total Stockholders’ Equity	530.2	431.8

Total Liabilities and Stockholders’ Equity	$1,159.4	$1,061.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 2, 2005	$0.3	$142.8	$141.3	$(22.3)	$262.1
Net income	—	—	64.2	—	64.2
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(0.7)	(0.7)
Minimum pension liability adjustment	—	—	—	(16.2)	(16.2)

Comprehensive income	—	—	64.2	(16.9)	47.3
Exercise of stock options and other, net	—	16.6	—	—	16.6

Balance, January 1, 2006	0.3	159.4	205.5	(39.2)	326.0
Net income	—	—	80.3	—	80.3
Other comprehensive loss, net of tax:
Foreign currency translation gains	—	—	—	1.4	1.4
Minimum benefit plan liability adjustment, including the impact of SFAS No. 158	—	—	—	(4.5)	(4.5)

Comprehensive income	—	—	80.3	(3.1)	77.2
Stock option compensation expense	—	5.9	—	—	5.9
Exercise of stock options and other, net	—	22.7	—	—	22.7

Balance, December 31, 2006	0.3	188.0	285.8	(42.3)	431.8
Net income	—	—	98.5	—	98.5
Cumulative effect of the adoption of FIN No. 48	—	—	(0.2)	—	(0.2)
Other comprehensive loss, net of tax:
Foreign currency translation gains	—	—	—	0.4	0.4
Minimum benefit plan liability adjustment, including the impact of SFAS No. 158	—	—	—	(19.3)	(19.3)

Comprehensive income	—	—	98.3	(18.9)	79.4
Stock option compensation expense	—	6.8	—	—	6.8
Exercise of stock options and other, net	0.1	12.1	—	—	12.2

Balance, December 30, 2007	$0.4	$206.9	$384.1	$(61.2)	$530.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2007	2006	2005

Operating activities
Net income	$98.5	$80.3	$64.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	34.7	32.0	25.6
Deferred income taxes	(21.3)	(12.1)	(10.2)
(Gains) loss on sale of property, plant and equipment	—	—	(0.4)
Stock option expense	6.8	5.9	—
Minority interest	3.2	1.0	0.2
Excess income tax benefits from stock options	(3.6)	(8.6)	(5.2)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivables	(8.7)	(17.5)	(17.1)
Increase in inventories	(10.2)	(23.2)	(11.6)
Decrease (increase) in prepaid expenses and other assets	0.8	1.7	(3.4)
Increase in long-term assets	(6.9)	(3.2)	(2.8)
Increase in accounts payable	8.7	8.7	11.0
Increase in accrued liabilities	25.0	8.3	0.6
Increase in current income taxes payable, net	6.3	3.8	10.0
Increase in other long-term liabilities	17.2	6.4	26.7
Decrease in accrued postretirement benefits	(1.5)	(3.7)	(1.7)
Increase (decrease) in accrued pension obligation	17.0	(1.6)	6.4
Other operating, net	0.7	0.2	—

Net cash provided by operating activities	166.7	78.4	92.3

Investing activities
Purchases of property, plant and equipment	(40.3)	(26.4)	(19.8)
Purchase of businesses and other investments, net of cash acquired	(48.1)	(252.0)	(58.4)
Proceeds from sale of businesses and other assets	0.8	0.7	9.6

Net cash used by investing activities	(87.6)	(277.7)	(68.6)

Financing activities
Net proceeds from (repayments of) long-term debt	(88.8)	182.1	(35.8)
Tax benefit from stock options exercised	3.6	8.6	—
Proceeds from exercise of stock options and other, net	6.5	12.3	10.0

Net cash provided (used) by financing activities	(78.7)	203.0	(25.8)

Increase (decrease) in cash and cash equivalents	0.4	3.7	(2.1)

Cash and cash equivalents — beginning of year	13.0	9.3	11.4

Cash and cash equivalents — end of year	$13.4	$13.0	$9.3

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

Teledyne is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space and environmental applications, manufacture general aviation engines and components, and supply energy generation, energy storage and small propulsion products.

Teledyne serves niche market segments where performance, precision and reliability are critical. Teledyne’s customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Teledyne consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom, Mexico, Canada, France, Singapore and China; the Engineered Systems segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy and Power Systems segment with operations in the United States.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated. In the fourth quarter of 2007, the Company realigned two business units to reflect the current management and organizational structure. The turbine engine business and the battery products business have been moved from the Aerospace Engines and Components segment to the Energy and Power Systems segment. The former Energy Systems segment has been renamed Energy and Power Systems segment. In addition to these changes, the Systems Engineering Solutions segment has been renamed Engineered Systems. As required by Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS No. 131”), the Company has restated its 2006 and 2005 historical segment information to be consistent with the current reportable segment structure. This segment restatement had no effect on the Company’s financial position, results of operations or cash flows for the periods presented and also did not affect the results Electronics and Communications or Engineered Systems segments.

Fiscal Year

The Company operates on a 52 or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2007 was a 52-week fiscal year and ended on December 30, 2007. Fiscal year 2006 was a 52-week fiscal year and ended on December 31, 2006. Fiscal year 2005 was a 52-week fiscal year and ended on January 1, 2006. References to the years 2007, 2006 and 2005 are intended to refer to the respective fiscal year unless otherwise noted.

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

Revenue Recognition

Commercial sales and revenue from U.S. Government fixed-price-type contracts generally are recorded as shipments are made, as services are rendered or in some cases, on a percentage-of-completion basis. Sales under cost-reimbursement contracts are recorded as work is performed. The Company follows the requirements of Securities and Exchange Commission Staff Accounting Bulletin No. 104 on revenue recognition. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), in accordance with the requirements of Statement of Position 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenues are recorded under the percentage-of-completion method. We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or based upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to be paid by the customer under a contractual agreement which has a different time schedule that the related revenue recognition. Since certain contracts extend over a long period of time, all revisions in cost and revenue estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period that it becomes evident. Sales under cost-reimbursement contracts are recorded as allowable costs are incurred and fees are earned.

Shipping and Handling

Shipping and handling fees charged to customers are classified as revenue while shipping and handling costs retained by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2007	2006	2005

Balance at beginning of year	$11.4	$10.3	$6.9
Accruals for product warranties charged to expense	7.4	9.7	9.6
Cost of product warranty claims	(7.6)	(9.1)	(6.8)
Acquisitions	0.2	0.5	0.6

Balance at year-end	$11.4	$11.4	$10.3

Research and Development

Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $59.7 million in 2007, $52.5 million in 2006, and $44.9 million in 2005. Costs related to customer-funded research and development contracts were $295.4 million in 2007, $254.5 million in 2006, and $246.6 million in 2005 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred income tax assets and liabilities are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the application of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

In July 2006 the FASB issued Interpretation FIN No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. We adopted FIN No. 48 effective January 1, 2007 and the provisions of FIN No. 48 have been applied to all income tax positions commencing from that date. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings.

Prior to 2007 we determined our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. We recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2007	2006	2005

Basic earnings per share
Net income	$98.5	$80.3	$64.2

Weighted average common shares outstanding	34.9	34.3	33.2

Basic earnings per common share	$2.82	$2.34	$1.93

Diluted earnings per share
Net income	$98.5	$80.3	$64.2

Weighted average common shares outstanding	34.9	34.3	33.2
Dilutive effect of contingently issuable shares	1.3	1.2	1.5

Weighted average diluted common shares outstanding	36.2	35.5	34.7

Diluted earnings per common share	$2.72	$2.26	$1.85

For 2007, 2006 and 2005, no stock options were excluded in the computation of diluted EPS.

Stock options to purchase 3.0 million, 2.8 million and 3.3 million shares of common stock at fiscal year end 2007, 2006, and 2005, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted EPS.

In addition 85,608 and 46,999 contingent shares of the Company’s common stock under two compensation plans were excluded from fully diluted shares outstanding for 2006 and 2005, respectively, since performance and other conditions for issuance have not yet been met. No shares were excluded for 2007.

Accounts Receivable

Receivables are presented net of a reserve for doubtful accounts of $4.6 million at December 30, 2007 and $2.7 million at December 31, 2006. Expense recorded for the reserve for doubtful accounts was $2.3 million, $1.3 million, and $0.4 million for 2007, 2006, and 2005, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $1.0 million at December 30, 2007 and $6.0 million at December 31, 2006.

Inventories

Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are stated at cost based on the last-in, first-out method, while the remainder are principally valued on an average cost, or first-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

Property, Plant and Equipment

Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $28.3 million in 2007, $24.3 million in 2006 and $22.1 million in 2005.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Using the two-step goodwill impairment model approach outlined in SFAS No. 142, the Company performs an annual impairment test in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2007, no impairment of goodwill or intangible assets was indicated.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Foreign Currency Translation

The Company’s foreign entities’ accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive income in stockholders’ equity. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes.

Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is not expected to have an effect on the Company’s consolidated results of operations or financial position.

FIN No. 48

On January 1, 2007, Teledyne Technologies adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits totaled $5.5 million. Due to offsetting related deferred tax assets, $3.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. See Note 11 for additional disclosures regarding the adoption of FIN No. 48.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after Nov. 15, 2007. The Company is

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currently evaluating the impact of adopting this Statement; however, the adoption is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

Hedging Activities

The Company’s has not utilized derivative financial instruments such as futures contracts, options and swaps, forward exchange contracts or interest rate swaps and futures during 2007 or 2006.

Supplemental Cash Flow Information

Cash payments for federal, foreign and state income taxes were $52.0 million for 2007 which is net of insignificant refunds. Cash payments for federal, foreign and state income taxes were $49.5 million for 2006 which is net of refunds of $0.1 million. Cash payments for federal, foreign and state income taxes were $34.9 million for 2005 which is net of refunds of $0.1 million. Cash payments for interest and credit facility fees totaled approximately $12.7 million, $6.2 million and $2.9 million for 2007, 2006 and 2005, respectively.

Comprehensive Income

The Company’s comprehensive income consists of net income, the minimum pension liability adjustment, the cumulative effect of the adoption of FIN No. 48 and foreign currency translation adjustments. See Note 12 for a further discussion of the pension adjustment. The Company’s comprehensive income was $79.4 million, $77.2 million, and $47.3 million for the years 2007, 2006 and 2005, respectively.

The year-end components of accumulated other comprehensive loss are shown in the following table (in millions):

Balance at year end	2007	2006	2005

Foreign currency translation gains (losses)	$1.5	$1.1	$(0.3)
Minimum pension liability adjustment(a)	(62.7)	(43.4)	(38.9)

Accumulated other comprehensive loss	$(61.2)	$(42.3)	$(39.2)

(a)	Net of deferred taxes of $40.4 million in 2007, $27.9 million in 2006 and $24.8 million in 2005.

Note 3.  Business Acquisitions, Goodwill and Intangible Assets

On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, is a leading manufacturer of highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. DGO’s results of operations and cash flows have been included in Teledyne Technologies’ results beginning April 2, 2007. DGO had sales of $26.2 million for its fiscal year ended September 2006. Teledyne operates this business under the name Teledyne D.G. O’Brien.

On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall, a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At December 30, 2007 total cash paid, net of cash acquired was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments in connection with the acquisition payable from 2008 through 2010 in three installments. Tindall designs and manufactures high performance Instantaneous Frequency Measurement (“IFM”)-based systems and subsystems, including integrated frequency locked sources and set-on receiver-jammers used for U.S. Navy and Air Force training. Tindall’s operations, based in Pleasanton, California, have been consolidated with the operations of Teledyne Cougar in Sunnyvale,

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

California. Tindall’s results of operations and cash flows have been included in Teledyne results beginning July 2, 2007. Tindall had revenue of $2.7 million for its fiscal year ended December 2006.

On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. acquired Rockwell Scientific for $167.5 million in cash, with the sellers retaining certain liabilities. At December 31, 2006, total cash paid, including other fees, net of $9.5 million in cash acquired was $158.6 million. The Company now operates as Teledyne Scientific & Imaging, LLC. Headquartered in Thousand Oaks, California, Teledyne Scientific & Imaging is a leading provider of research and development services, as well as a leader in developing and manufacturing infrared and visible light imaging sensors for surveillance applications. Prior to the acquisition, Teledyne Scientific & Imaging was 50 percent owned by each of Rockwell Automation, Inc. and Rockwell Collins, Inc.

Teledyne Scientific & Imaging’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that Teledyne Scientific & Imaging had been acquired at the beginning of each fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	2006	2005
	(unaudited in millions, except per share amounts)

Sales	$1,519.2	$1,322.6
Net income	$77.1	$59.8
Basic earnings per common share	$2.23	$1.80
Diluted earning per common share	$2.17	$1.72

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

In September 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million. At December 30, 2007, total cash paid, including the initial investment and subsequent share purchases, net of cash acquired was $35.3 million. At December 30, 2007, Teledyne Instruments owns 61.8% of ODI. The ODI stockholders will also have the option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. At December 31, 2007, the minority interest in ODI of $8.0 million is included in other long term liabilities on the balance sheet.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Air Force and select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command.

On April 28, 2006, Teledyne Wireless, Inc. completed the acquisition of certain assets of KW Microwave, a manufacturer of defense microwave components and subsystems, for $10.3 million in cash, which included the receipt of a $0.2 million purchase price adjustment. Principally located in Carlsbad, California, the business operates as Teledyne KW Microwave. KW Microwave designs and manufactures high performance microwave filters and integrated filter assemblies that are used in military electronic warfare, communication and navigation systems.

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

In June 2005, Teledyne Technologies through its wholly-owned subsidiary, Teledyne Investment, Inc., completed the acquisition of all of the stock of Cougar Components Corporation (“Cougar”) for $27.1 million which included a $0.6 million purchase price adjustment. In connection with the acquisition, Teledyne Technologies assumed debt obligations of $3.8 million and acquired cash and cash equivalents of $3.3 million. In addition, Teledyne Technologies recorded contingent payments totaling $1.6 million to be paid to the seller by Teledyne Technologies in specified increments as certain conditions are satisfied through June 2007. Total cash paid, net of $3.3 million of cash acquired, was $22.5 million. Cougar designs and manufactures RF and microwave cascadable amplifiers and subsystems for signal processing equipment. Principally located in Sunnyvale, California, the business operates as Teledyne Cougar, Inc., a business unit of Teledyne Microwave.

In March 2005, Teledyne Technologies sold the assets of STIP-Isco, a German subsidiary. Teledyne Technologies received $5.6 million in connection with the sale. An additional $0.4 million that was held in escrow was released to Teledyne Technologies in February 2007. This business was acquired as part of the Isco acquisition made in June 2004. No gain was recorded on the sale and goodwill was reduced by $2.4 million accordingly.

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired, except for

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Engineered Systems segment.

The primary reason for the above acquisitions was to strengthen and expand our core businesses through adding complementary product and service offerings, allowing greater integrated products and services, enhancing our technical capabilities or increasing our addressable markets. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our businesses and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition.

Teledyne’s goodwill was $351.6 million at December 30, 2007 and $313.6 million at December 31, 2006. Teledyne’s acquired intangible assets were $61.7 million at December 30, 2007 and $69.4 million at December 31, 2006. The increase in goodwill reflected the DGO and Tindall acquisitions in 2007 and also reflected a $10.7 million increase related to changes in the estimated amount of acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets for the Teledyne Scientific & Imaging acquisition. The decrease in acquired intangible assets reflected the $10.7 million decrease for the Teledyne Scientific & Imaging acquisition and current year amortization, partially offset by acquired intangible assets for the DGO and Tindall acquisitions. During 2007, the Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the CollaborX, ODI and Teledyne Scientific & Imaging acquisitions made in 2006. The amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the ODI acquisition was $17.4 million and $13.8 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 31, 2006 for the ODI acquisition was $15.9 million and $13.8 million, respectively. The change in goodwill from December 31, 2006 reflects additional share purchases and changes to the estimated income tax balances. The amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the CollaborX acquisition was $14.2 million and $2.1 million, respectively, and did not change from December 31, 2006. The amount of goodwill and gross acquired intangible assets recorded as of December 30, 2007 for the Teledyne Scientific & Imaging acquisition was $73.2 million and $8.3 million, respectively. The preliminary amount of goodwill and gross acquired intangible assets recorded as of December 31, 2006 for the Teledyne Scientific & Imaging acquisition was $60.1 million and $19.0 million, respectively. The primary change was the $10.7 million reduction to acquired intangible assets and a corresponding increase to goodwill to reflect changes in the estimated amount of acquired intangible assets based on the completed valuation of acquired intangible assets and for the final allocation for certain assets and liabilities. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the DGO and Tindall acquisitions made in 2007. The Company made preliminary estimates as of December 30, 2007, since there was insufficient time between the acquisition dates and the end of the year to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the DGO acquisition was $17.7 million and $7.9 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the Tindall acquisition was $4.1 million and $1.5 million, respectively. These amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuation reports. Goodwill resulting from the CollaborX, Teledyne Scientific & Imaging and DGO acquisitions will be deductible for tax purposes.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarized the changes in the carrying value of goodwill (in millions):

			Aerospace	Energy
	Electronics and	Engineered	Engines and	and Power
	Communications	Systems	Components	Systems	Total

Balance at January 1, 2006	$194.7	$1.6	$0.7	$—	$197.0
Current year acquisitions	102.2	14.2	—	—	116.4
Adjustment to prior year acquisitions(a)	0.2	—	—	—	0.2

Balance at December 31, 2006	297.1	15.8	0.7	—	313.6
Current year acquisitions	21.8	—	—	—	21.8
Adjustment to prior year acquisitions(b)	16.2	—	—	—	16.2

Balance at December 30, 2007	$335.1	$15.8	$0.7	$—	$351.6

(a)	The adjustments to prior year acquisitions related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2006.

(b)	The adjustments to prior year acquisitions related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2007, including a $10.7 million increase to reflect changes in the estimated amount of acquired intangible assets based on the completed valuation of acquired intangible assets for the Teledyne Scientific & Imaging acquisition.

The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2007			2006
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

Other acquired intangible assets:
Proprietary technology	$43.6	$10.1	$33.5	$41.2	$5.5	$35.7
Customer List/Relationships	16.9	4.1	12.8	20.5	2.9	17.6
Patents	0.3	0.1	0.2	0.3	0.1	0.2
Non-compete agreements	0.8	0.3	0.5	0.8	0.1	0.7
Trademarks	3.6	0.3	3.3	3.1	0.1	3.0
Backlog	4.4	4.3	0.1	5.0	4.1	0.9

Other acquired intangible assets subject to amortization	$69.6	$19.2	$50.4	$70.9	$12.8	$58.1
Other acquired intangible assets not subject to amortization
Trademarks	11.3	—	11.3	11.3	—	11.3

Total other acquired intangible assets:	$80.9	$19.2	$61.7	$82.2	$12.8	$69.4

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 20 years. The Company recorded $6.4 million and $7.7 million in amortization expense in 2007 and 2006, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2008 — $7.2; 2009 — $7.0; 2010 — $6.9; 2011 — $6.7; 2012 — $6.1.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated remaining useful lives by asset category as of December 30, 2007 are as follows:

Weighted
average
remaining
useful life
Intangibles subject to amortization	in years

Proprietary Technology	6.6
Customer List/Relationships	4.7
Patents	10.3
Non-compete	3.0
Trademarks	13.1
Backlog	0.8

Total intangibles subject to amortization	6.0

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2007 (in millions):

Current assets, excluding cash acquired	$14.7
Property, plant and equipment	1.5
Goodwill	21.8
Intangible assets	9.4

Total assets acquired	47.4
Current liabilities, including short-term debt	3.7
Other long-term liabilities	1.0

Total liabilities assumed	4.7

Purchase price, net of cash acquired	$42.7

The following table summarizes the intangible assets acquired as part of the acquisitions made in 2007 (dollars in millions):

		Weighted average
		remaining useful life
		in years

Intangibles assets not subject to amortization:
Goodwill	$21.8	n/a

Intangibles assets subject to amortization:
Proprietary Technology	$7.8	9.7
Customer List/Relationships	0.7	8.9
Trademarks	0.5	10.0
Backlog	0.4	1.4

	$9.4	7.8

Note 4.  Financial Instruments

Teledyne values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on the quoted market prices for debt of similar rating and similar maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at December 30, 2007 approximated the carrying value of $138.0 million. The estimated fair value of Teledyne’s long-term debt at December 31, 2006 approximated the carrying value of $226.9 million. The estimated fair value of Teledyne’s long-term debt at January 1, 2006 approximated the carrying value of $43.6 million.

The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5.  Accounts Receivable

Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2007	2006

U.S. Government and prime contractors contract receivables:
Billed receivables	$28.3	$42.4
Unbilled receivables	39.2	32.4
Commercial and other receivables	178.2	154.0

	245.7	228.8
Reserve for doubtful accounts	(4.6)	(2.7)

Total accounts receivable, net	$241.1	$226.1

The billed contract receivables from the U.S. Government and prime contractors contain $20.8 million and $24.3 million at December 30, 2007 and December 31, 2006, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $36.3 million and $22.1 million at December 30, 2007 and December 31, 2006, respectively, due to long-term contracts.

Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6.  Inventories

Inventories consisted of the following (in millions):

	Balance at year-end
	2007	2006

Raw materials and supplies	$64.7	$59.3
Work in process	122.6	106.2
Finished goods	17.6	15.9

Total inventories at cost, net	204.9	181.4
LIFO reserve	(25.6)	(24.4)
Progress payments	(4.7)	(1.2)

Total inventories, net	$174.6	$155.8

Inventories at cost determined on the last-in, first-out method were $123.9 million at December 30, 2007 and $110.9 million at December 31, 2006. The remainder of the inventories using average cost or the first-in, first-out methods, were $81.0 million at December 30, 2007 and $70.5 million at December 31, 2006.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded LIFO expense of $1.3 million, $0.7 million and $2.1 million in 2007, 2006 and 2005, respectively, which resulted from higher inventory levels in each year.

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $23.6 million and $22.8 million at December 30, 2007 and December 31, 2006, respectively. The reserve for excess, slow moving and obsolete inventory at December 30, 2007 reflected reserves of $0.6 million acquired as part of the acquisitions made in 2007.

Inventories, before progress payments, related to long-term contracts were $25.6 million and $14.8 million at December 30, 2007 and December 31, 2006, respectively. Progress payments related to long-term contracts were $4.3 million and $1.2 million at December 30, 2007 and December 31, 2006, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7.	Supplemental Balance Sheet Information

Property, plant and equipment were as follows (in millions):

	Balance at year-end
	2007	2006

Land	$19.4	$19.4
Buildings	85.3	80.7
Equipment and software	290.8	267.8

	395.5	367.9
Accumulated depreciation and amortization	(218.3)	(203.1)

Total property, plant and equipment, net	$177.2	$164.8

Other long-term assets included amounts related to deferred compensation of $24.2 million and $19.5 million at December 30, 2007 and December 31, 2006, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $69.9 million and $60.1 million at December 30, 2007 and December 31, 2006, respectively. Accrued liabilities also included customer related deposits and credits of $28.1 million and $19.7 million at December 30, 2007 and December 31, 2006, respectively. Other long-term liabilities included aircraft product liability reserves of $50.6 million and $44.4 million at December 30, 2007 and December 31, 2006, respectively and deferred compensation liabilities of $23.8 million and $19.3 million at December 30, 2007 and December 31, 2006, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

Note 8.	Stockholders’ Equity

The following is an analysis of Teledyne’s common stock share activity:

Balance, January 2, 2005	32,912,362
Stock options exercised and other	771,309

Balance, January 1, 2006	33,683,671
Stock options exercised and other	1,036,029

Balance, December 31, 2006	34,719,700
Stock options exercised and other	430,417

Balance, December 30, 2007	35,150,117

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Preferred Stock

Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2007, 2006 or 2005.

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

The following disclosures are based on stock options held by Teledyne’s employees and include the stock options that have been converted from ATI options to Teledyne’s options as noted above. The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method, and accordingly did not restate prior year financial statements. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2007 were similar to those used in estimating the fair value of stock options granted in 2006. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. For fiscal year 2007, the Company recorded $6.8 million ($4.2 million after tax) for stock option expense related. For fiscal year 2006, the Company recorded a total of $5.9 million ($3.7 million after tax) for stock option expense. No compensation expense related to stock options was recorded in 2005 or in prior years since it was not required. The Company issues shares of common stock upon the exercise of stock options.

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

Fiscal Year
2005

Net income as reported	$64.2
Stock-based compensation under SFAS No. 123 fair-value method, net of tax	(3.4)

Adjusted net income	$60.8

Basic earnings per share
As reported	$1.93
As adjusted	$1.83
Diluted earnings per share
As reported	$1.85
As adjusted	$1.75

The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options extended to the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2007, 2006 and 2005:

For the year	2007	2006	2005

Expected dividend yield	—	—	—
Expected volatility	33.0%	36.0%	33.0%
Risk-free interest rate	4.9%	4.7%	3.9%
Expected lives	5.6	5.5	6.3

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2007, 2006 and 2005 was $15.54, $13.30 and $10.24, respectively.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,537,559	$20.97	3,039,311	$16.82	3,254,454	$14.92
Granted	533,153	$39.48	466,063	$32.36	451,313	$26.99
Exercised	(345,487)	$18.82	(942,196)	$13.02	(659,906)	$14.46
Canceled or expired	(23,068)	$24.46	(25,619)	$27.76	(6,550)	$20.73

Ending balance	2,702,157	$24.71	2,537,559	$20.97	3,039,311	$16.82

Options exercisable at year-end	1,752,624	$18.90	1,649,681	$16.92	2,048,864	$14.61

The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 30, 2007 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$8.42-$10.00	88,833	$9.67	2.2	88,833	$9.67
$10.01-$20.00	1,285,529	$16.60	4.3	1,285,029	$16.60
$20.01-$30.00	386,857	$26.96	7.1	245,301	$26.94
$30.01-$40.00	938,938	$36.26	8.7	133,461	$32.42
$40.01-$45.87	2,000	$45.41	9.5	—	$—

	2,702,157	$24.71	6.2	1,752,624	$18.90

Non-Employee Director Stock Compensation Plan

Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 year life.

Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	301,186	$19.32	246,412	$16.33	228,012	$14.01
Granted	48,271	$41.59	55,464	$32.52	48,400	$26.48
Exercised	(1,191)	$10.08	(690)	$10.86	(30,000)	$15.07

Ending balance	348,266	$22.44	301,186	$19.32	246,412	$16.33

Options exercisable at year-end	299,995	$19.36	247,474	$16.38	198,012	$13.85

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 30, 2007 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$6.31 - $10.00	32,776	$8.90	3.7	32,776	$8.90
$10.01 - $20.00	174,753	$15.14	5.1	174,753	$15.14
$20.01 - $30.00	59,321	$26.86	7.7	51,570	$26.90
$30.01 - $40.00	43,416	$35.58	8.6	38,896	$35.99
$40.01 - $46.00	38,000	$45.79	9.4	2,000	$42.10

	348,266	$22.44	6.3	299,995	$19.36

The total pretax intrinsic value of options exercised during 2007 and 2006 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $9.3 million and $22.1 million, respectively. At December 30, 2007, the intrinsic value of stock options outstanding was $88.4 million and the intrinsic value of stock options exercisable was $70.9 million. During 2007 and 2006, the amount of cash received from the exercise of stock options was $6.5 million and $12.3 million, respectively.

At December 30, 2007, there was $8.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.

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

In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on the estimated performance over the three-year period, an aggregate of 165,216 shares are expected to be issued in three equal installments during 2009, 2010 and 2011.

In December 2002, the performance cycle for the three-year period ending January 1, 2006 was set. Based on actual performance over the three-year period, an aggregate of 86,772 shares are expected to be issued in 2008.

Prior to 2006, the calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued valued at the share price at the inception of the performance cycle. Under SFAS No. 123(R), the calculated expense for each plan year is also based on the expected cash payout and expected shares to be issued, except for the shares that can be issued based on a market comparison. The expense for 2007 and 2006 for the shares that can be issued based on a market comparison was calculated using the requirements of SFAS No. 123(R). The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Award Program

Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. Under the 2005 to 2007 and 2006 to 2008 and 2007 to 2009 performance periods an aggregate of 112,305 shares of restricted stock were issued and outstanding at year-end 2007.

The following table summarizes Teledyne’s restricted stock activity:

		Weighted
		average
		grant-date
	Shares	price

Balance, January 2, 2005	169,184	$15.99
Granted	39,270	$28.54
Issued	(51,290)	$16.41

Balance, January 1, 2006	157,164	$18.98
Granted	38,812	$30.78
Issued	(65,526)	$13.10

Balance, December 31, 2006	130,450	$25.45
Granted	34,223	$39.75
Issued	(52,368)	$19.18

Balance, December 30, 2007	112,305	$32.73

Prior to 2006, the calculated expense for each plan year was based on the expected number of shares to be issued valued at the share price at the grant inception date. This calculated expense was adjusted downward if performance conditions were not expected to be met. Under SFAS No. 123(R), the calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. At December 30, 2007, there was $2.9 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.5 years.

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

The Company’s Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of the Company’s directors was a former chief executive officer and director of Mellon Financial Corporation. The Bank of New York and Mellon Bank, N.A. are two of 14 lenders under the Company’s $590.0 million

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit facility, having committed up to $90.0 million under the facility. Mellon Bank, N.A. also provides cash management services and an uncommitted $5.0 million line of credit. Mellon Bank, N.A. serves as trustee under the Company’s pension plan and through its affiliates and subsidiaries provides asset management and transition services for the plan. Mellon Investor Services LLC serves as our transfer agent and registrar, as well as agent under the Company’s stockholders’ rights plan. BNY Mellon Shareowner Services handles administration of our stock option program.

Note 10.	Long-Term Debt

At December 30, 2007, Teledyne had $138.6 million in long-term debt outstanding. At December 31, 2006, Teledyne had $226.9 million in long-term debt outstanding.

On February 8, 2008, Teledyne Technologies entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments of $590.0 million and expires in July 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. At year-end 2007, we had $253.1 million of available committed credit under the prior $400.0 million credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (“LIBOR”), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at year-end 2007 includes $138.0 million outstanding under the credit facility and $1.3 million in other debt. The Company also has a $3.9 million capital lease, of which $0.1 million is current. At year-end 2007, Teledyne had $8.9 million in outstanding letters of credit.

Total interest expense including credit facility fees and other bank charges was $13.1 million in 2007, $7.7 million in 2006 and $3.8 million in 2005.

At December 30, 2007 and December 31, 2006, long-term debt consisted of the following (in millions):

	2007	2006

Revolving credit and bank facilities, weighted average rate 5.5% at December 30, 2007	$138.0	$226.9
Other unsecured debt due through 2009 at varying rates	1.3	1.2

Total	139.3	228.1
Less:
Current portion	(0.7)	(1.2)

Total long-term debt	$138.6	$226.9

At December 30, 2007, future minimum principal payments on long-term debt subsequent to December 30, 2007 were as follows: $0.7 million in 2008, $0.6 million in 2009 and $138.0 million in 2011.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11.  Income Taxes

Provision for income taxes was as follows (in millions):

	2007	2006	2005

Current	$46.2	$42.8	$35.2
Federal	7.9	8.7	6.8
State	2.5	1.6	1.4

Foreign	56.6	53.1	43.4

Total current
Deferred
Federal	(4.8)	(9.3)	(4.0)
State	(1.0)	(2.4)	(0.6)

Total deferred	(5.8)	(11.7)	(4.6)

Provision for income taxes	$50.8	$41.4	$38.8

Income before income taxes included income from domestic operations of $141.9 million for 2007, $115.4 million for 2006 and $99.5 million for 2005. In 2007 and 2006, Teledyne reversed income tax contingency reserves of $1.1 million and $3.3 million, respectively. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2007	2006	2005

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.0	3.9	3.7
Research and development tax credits	(2.9)	—	—
Reserve reversal	(0.8)	(2.7)	—
Qualified production activity deduction	(1.6)	(0.7)	(0.9)
Extraterritorial income exclusion	—	(1.4)	(1.2)
Other	0.4	(0.1)	1.0

Effective income tax rate	34.1%	34.0%	37.6%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.8 million exists against deferred tax assets for 2007. A valuation allowance of $0.7 million exists against deferred tax assets for 2006.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2007	2006

Deferred income tax assets:
Current
Reserves	$20.0	$17.7
Inventory valuation	6.9	8.4
Accrued vacation	9.3	8.6
Long-term
Postretirement benefits other than pensions	9.0	10.4
Reserves	27.7	23.8
Deferred compensation and other benefit plans	43.0	20.8

Total deferred income tax assets	115.9	89.7
Deferred income tax liabilities:
Current
Other items	1.7	0.3
Long-term
Property, plant and equipment differences	5.1	6.6
Intangible amortization	17.0	10.4
Other items	0.7	(0.6)

Total deferred income tax liabilities	24.5	16.7

Net deferred income tax asset	$91.4	$73.0

Deferred tax expense includes tax amounts related to reserves of $6.5 million, $4.8 million and $4.4 million for 2007, 2006 and 2005, respectively. Additional paid in capital was credited $3.6 million in 2007, $8.4 million in 2006 and $5.2 million in 2005 for the tax benefit resulting from the exercise of stock options.

On January 1, 2007, Teledyne Technologies adopted FIN No. 48. As a result of the implementation the Company recognized a $0.2 million increase in the liability for unrecognized tax benefits, which were accounted for as a cumulative-effect adjustment (decrease) to the beginning balance of retained earnings. As of the date of adoption and after the impact of recognizing the increase in the liability noted above, the Company’s total gross unrecognized tax benefits and related interest totaled $5.5 million.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	Unrecognized
	Tax Benefits	Interest

Balance January 1, 2007	$4.8	$0.7
Increase in prior year tax positions	0.3	0.3
Increase for tax positions taken during the current period	24.5	—
Reduction related to settlements with taxing authorities	(0.8)	(0.2)
Reduction related to lapse of the statue of limitations	(1.0)	(0.3)

Balance December 30, 2007	$27.8	$0.5

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized interest related to unrecognized tax benefits of $0.3 million within the provision for income taxes on continuing operations in our statements of operations. Interest in the amount of $0.5 million is recognized in the 2007 statement of financial position. As of December 30, 2007, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. Except for refund claims related to credits for research activities, the Company has substantially concluded on all U.S. federal income tax matters for years through 2003. Substantially all other material state and local, and foreign income tax matters have been concluded for years through 2002.

The Company anticipates the total unrecognized tax benefit may be reduced by $1.0 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

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

Teledyne’s FAS 87 pension expense was $11.9 million in 2007 of which $10.2 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts compared with FAS 87 pension expense of $15.4 million in 2006 of which $10.5 million was recoverable in accordance with CAS and FAS 87 pension expense of $12.7 million in 2005 of which $9.3 million was recoverable in accordance with CAS. Teledyne made pretax contributions to its pension plans of $7.5 million in 2007 and $20.9 million in 2006 prior to any recovery from the U.S. Government. The Company anticipates making total contributions, before any recovery from the U.S. Government, of approximately $9.0 million to its pension plans in 2008.

As of the spin-off date, Teledyne also participated in a 401(k) plan that was open to all full time U.S. employees and was sponsored by ATI. Teledyne established its own 401(k) plan effective April 1, 2000. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The Company’s contribution associated with these 401(k) plans were $5.6 million, $5.1 million and $4.2 million, for 2007, 2006 and 2005, respectively.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the components of net period pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2007, 2006 and 2005 (in millions):

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Service cost — benefits earned during the period	$16.6	$14.9	$13.9	$0.1	$0.1	$—
Interest cost on benefit obligation	36.8	32.2	29.7	1.5	1.3	1.1
Expected return on plan assets	(46.9)	(38.2)	(34.6)	—	—	—
Amortization of prior service cost	1.6	2.0	2.0	(0.5)	—	—
Recognized actuarial (gain) loss	3.8	4.5	1.7	(0.7)	(0.6)	(0.8)

Net periodic benefit expense	$11.9	$15.4	$12.7	$0.4	$0.8	$0.3

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Changes in benefit obligation:
Benefit obligation — beginning of year	$629.2	$524.5	$26.8	$19.5
Service cost — benefits earned during the year	16.6	14.9	0.1	0.1
Interest cost on projected benefit obligation	36.8	32.2	1.5	1.3
Actuarial (gain) loss	2.4	(0.6)	(1.3)	(1.7)
Benefits paid	(29.5)	(25.8)	(2.0)	(2.0)
Termination benefits	—	(1.3)	—	—
Business combination	—	85.1	—	13.6
Plan amendments	0.1	0.2	—	(4.0)

Benefit obligation — end of year	$655.6	$629.2	$25.1	$26.8

Accumulated benefit obligation — end of year	$593.4	$573.1

The measurement date for the Company’s pension and postretirement plans is December 31.

The following table presents the estimated future benefit payments for the Company’s pension and postretirement plans (in millions):

	Pension	Postretirement
	Plan	Benefit Plan

2008	$32.2	2.4
2009	34.6	2.4
2010	37.0	2.3
2011	38.9	2.3
2012	41.1	2.3
2013-2017	239.5	10.3

Total	$423.3	22.0

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits
	2007	2006

Changes in plan assets:
Fair value of plan assets — beginning of year	$587.3	$409.3
Actual return on plan assets	12.2	65.8
Employer contribution — defined benefit plan	6.3	18.8
Employer contribution — other benefit plans	1.2	2.1
Business combination	—	118.4
Benefits paid	(29.5)	(27.1)

Fair value of plan assets — end of year	$577.5	$587.3

	Plan Assets% to Total
	2007	2006

Equity instruments	68.3%	70.8%
Domestic fixed income instruments	30.7%	28.4%
Cash	1.0%	0.8%

Total	100.0%	100.0%

The Company has an active management policy for a portion of its pension assets. The investment policy includes a target allocation percentage of 70% in equity instruments and 30% in domestic fixed income instruments. The balance in equity instruments can range from 65% to 75% before rebalancing is required under the Company’s policy.

The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company’s asset allocation, historical returns on the types of assets held, and the current economic environment. We determined the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of quality bonds priced as of the pension plan measurement date. For some years, there were no bonds maturing. In these instances, we chose to estimate the missing bond by using bonds that have similar features as the prior year’s bond. The yields on the bonds are used to derive a discount rate for the liability.

The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the year	2007	2006	2005

Weighted average discount rate	6.00%	6.00%	6.25%
Weighted average increase in future compensation levels	3.66%	3.66%	3.25%
Expected weighted-average long-term rate of return	8.5%	8.5%	8.5%

The Company is projecting a long-term rate of return on plan assets of 8.5% in 2008. The discount rate used in determining the benefit obligations is expected to be 6.0% in 2008 and the expected weighted average increase in future compensation levels is 3.66%.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the pension and postretirement plans at year-end 2007 and 2006 (in millions):

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Funded status	$(78.1)	$(41.9)	$(25.1)	$(26.8)
Unrecognized prior service cost	2.0	3.6	(3.4)	(3.9)
Unrecognized net (gain) loss	109.1	75.7	(4.7)	(4.1)

Prepaid (accrued) benefit cost	$33.0	$37.4	$(33.2)	$(34.8)

Accrued pension obligation (long-term)	$(74.3)	$(38.4)	$—	$—
Accrued pension obligation (short-term)	(0.8)	(0.8)	—	—
Accrued postretirement benefits (long-term)	—	—	(22.9)	(24.4)
Accrued postretirement benefits (short-term)	—	—	(2.2)	(2.4)
Accumulated other comprehensive income	111.1	79.3	(8.1)	(8.0)
Other liabilities	(3.0)	(2.7)	—	—

Net amount recognized	$33.0	$37.4	$(33.2)	$(34.8)

In accordance with the requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” at year-end 2007 the Company had a $62.7 million non-cash reduction to stockholders’ equity and a long-term additional liability of $103.0 million. At year-end 2006, the Company had a $43.4 million non-cash reduction to stockholders’ equity and a long-term additional liability of $71.3 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes.

At December 30, 2007, the amounts in the minimum pension liability adjustment that have not yet been recognized as components of net periodic benefit cost for the pension plans are: net loss $109.1 million and net prior service cost $2.0 million. At December 30, 2007, the amounts in the minimum pension liability adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $4.7 million and net prior service cost $3.4 million.

At December 30, 2007, the estimated amounts of the minimum pension liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2008 for the pension plans are: net loss $3.1 million and net prior service cost $0.7 million. At December 30, 2007, the estimated amounts in the minimum pension liability expected to be recognized as components of net periodic benefit income during 2008 for the retiree medical plans are: net gain $0.6 million and net prior service cost $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 10.0% in 2007 and was assumed to decrease to 5% by the year 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $0.1 million for 2007 and would result in an increase in the postretirement benefit obligation by $1.0 million at December 30, 2007. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $0.1 million for 2007 and would result in a decrease in the postretirement benefit obligation by $0.9 million at December 30, 2007.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13.  Business Segments

Teledyne is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, engineered systems and information technology services, general aviation engines and components, and energy generation, energy storage and small propulsion products. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Teledyne operates in four business segments: Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. In the fourth quarter of 2007, the Company realigned two business units to reflect the current management and organizational structure. The turbine engine business and the battery products business have been moved from the Aerospace Engines and Components segment to the Energy and Power Systems segment. The former Energy Systems segment was renamed to Energy and Power Systems segment. In addition to these changes, the Systems Engineering Solutions segment has been renamed Engineered Systems. As required by SFAS No. 131, the Company has restated its 2006 and 2005 historical segment information to be consistent with the current reportable segment structure. This segment restatement had no effect on the Company’s financial position, results of operations or cash flows for the periods presented and also did not affect the results Electronics and Communications or Engineered Systems segments. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment, sometimes referred to as Teledyne Electronic Technologies, provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, commercial aerospace, communications, industrial and scientific markets. The Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, software development and manufacturing solutions to defense, space, environmental, and homeland security requirements. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines and electronic engine controls. The Energy and Power Systems segment provides hydrogen gas generators, thermoelectric and fuel cell-based power sources, turbine engines and aviation batteries.

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

Information on the Company’s business segments was as follows (in millions):

	2007	2006	2005

Sales
Electronics and Communications	$1,071.6	$899.4	$717.8
Engineered Systems	301.7	283.0	263.7
Aerospace Engines and Components	180.7	181.6	151.4
Energy and Power Systems	68.3	69.2	73.6

Total sales	$1,622.3	$1,433.2	$1,206.5

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007	2006(a)	2005(a)

Income before taxes
Electronics and Communications	$143.2	$109.3	$84.0
Engineered Systems	26.2	24.5	27.5
Aerospace Engines and Components	19.2	15.5	9.3
Energy and Power Systems	6.3	6.0	5.8

Segment operating profit and other segment income	194.9	155.3	126.6
Corporate expense	(32.6)	(27.7)	(20.9)
Interest and debt expense, net	(12.5)	(7.4)	(3.5)
Minority interest	(3.4)	(1.0)	(0.2)
Other income (expense), net	2.9	2.5	1.0

Income before taxes	$149.3	$121.7	$103.0

a)	Total year 2006 and 2005 segment operating profit includes receipts of $2.5 million and $5.0 million, respectively, pursuant to an agreement with Honda Motor Co., Ltd., related to the piston engine business. This amount is included as part of other income on the income statement table.

	2007	2006	2005

Depreciation and amortization
Electronics and Communications	$29.0	$25.9	$19.3
Engineered Systems	1.5	1.8	1.5
Aerospace Engines and Components	2.7	2.8	3.2
Energy and Power Systems	1.4	1.5	1.6
Corporate	0.1	—	—

Total depreciation and amortization	$34.7	$32.0	$25.6

	2007	2006	2005

Capital expenditures
Electronics and Communications	$33.7	$17.9	$12.5
Engineered Systems	1.5	1.4	1.3
Aerospace Engines and Components	3.5	5.1	4.1
Energy and Power Systems	1.0	1.9	1.7
Corporate	0.6	0.1	0.2

Total capital expenditures	$40.3	$26.4	$19.8

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007	2006	2005

Identifiable assets
Electronics and Communications	$861.4	$804.4	$522.5
Engineered Systems	79.3	70.8	50.1
Aerospace Engines and Components	66.2	67.2	48.2
Energy and Power Systems	27.2	24.6	20.1
Corporate	125.3	94.4	87.3

Total identifiable assets	$1,159.4	$1,061.4	$728.2

Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2007	2006	2005

Electronics and Communications	$334.4	$249.1	$198.5
Engineered Systems	298.0	278.9	260.0
Energy and Power Systems	32.1	41.4	52.1

Total U.S. Government sales	$664.5	$569.4	$510.6

Sales to the U.S. Government included sales to the Department of Defense of $481.5 million in 2007, $431.4 million in 2006, and $391.7 million in 2005.

Total sales to international customers were $362.7 million in 2007, $301.0 million in 2006, and $222.3 million in 2005. Of these amounts, sales by operations in the United States to customers in other countries were $315.1 million in 2007, $270.7 million in 2006, and $196.9 million in 2005. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. More than 95% of our total sales were made by our operations located in the United States. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14.  Lease Commitments

The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $3.8 million at December 30, 2007. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 30, 2007, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2008	$0.4	$16.7
2009	0.4	15.6
2010	0.4	13.9
2011	0.4	9.9
2012	0.3	9.4
Thereafter	4.8	34.1

Total minimum lease payments	6.7	$99.6

Less:
Imputed interest	(2.8)
Current portion	(0.1)

Present value of minimum capital lease payment, net of current portion	$3.8

The 2007 property, plant and equipment accounts included $3.7 million of property leased under a capital lease and $0.6 million of related accumulated depreciation. The 2006 property, plant and equipment accounts included $3.7 million of property leased under a capital lease and $0.6 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $17.8 million in 2007, $13.2 million in 2006, and $11.6 million in 2005.

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

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 30, 2007, the Company’s reserves for environmental remediation obligations totaled approximately $4.4 million, of which approximately $1.2 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $21.0 million. The Company’s current aircraft product liability insurance policy expires in May 2008.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16.  Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2007(a)
Sales	$385.6	$400.3	$408.9	$427.5
Gross profit	$113.6	$125.4	$124.0	$122.9
Net income(b)	$20.5	$24.3	$27.1	$26.6
Basic earnings per share	$0.59	$0.69	$0.77	$0.76
Diluted earnings per share	$0.57	$0.67	$0.75	$0.73

(a)	Fiscal year 2007 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes income tax credits of $4.4 million of which $4.0 million was recorded in the third quarter and $0.4 million was recorded in the fourth quarter. Includes the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations, of which $0.5 million was recorded in the first quarter, $0.5 million was recorded in the third quarter and $0.1 million was recorded in the fourth quarter.

	1st Quarter		2nd Quarter	3rd Quarter		4th Quarter

Fiscal year 2006(a)
Sales	$330.2		$348.1	$363.6		$391.3
Gross profit	$93.4	(b)	$102.7	$102.3		$114.6
Net income	$17.9		$20.9	$22.6	(c)	$18.9
Basic earnings per share	$0.53		$0.61	$0.65		$0.54
Diluted earnings per share	$0.51		$0.59	$0.63		$0.53

(a)	Fiscal year 2006 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes the receipt of $2.5 million, pursuant to an agreement with Honda Motor Co., Ltd. related to the piston engine business.

(c)	Reflects the reversal of income tax contingency reserves of $3.3 million which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

Note 17.  Subsequent Events (Unaudited)

On February 1, 2008, Teledyne Technologies through its subsidiary, Teledyne Scientific & Imaging, LLC, completed the acquisition of assets of Judson Technologies, LLC (“Judson”). Judson, headquartered in Montgomeryville, Pennsylvania, is a leading designer and manufacturer of high performance infrared detectors and accessory products for $27.0 million in cash. Judson manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (“HgCdTe”), Indium Antimonide (“InSb”), and Indium Gallium Arsenide (“InGaAs”), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications. Judson had sales of $13.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Judson Technologies.

On January 31, 2008 Teledyne Technologies through its subsidiary, Teledyne Limited, acquired all of the outstanding stock of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) for GBP 29.1 million in cash (approximately $57.9 million). TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International’s inertial sensing and navigation systems, which contain mechanical gyros and solid state sensors, provide detailed positioning parameters for marine applications. Such systems increase the accuracy of hydrographic surveys by correcting for a marine vessel’s motion. TSS had revenue of GBP 12.0 million (approximately $23.9 million) for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.

On December 31, 2007, Teledyne Technologies Incorporated through its subsidiary, Teledyne Instruments, Inc. completed the acquisition of assets of Impulse Enterprise (“Impulse”). Impulse, headquartered in San Diego, California, is a leading manufacturer of underwater electrical interconnection systems for $35.0 million in cash. Impulse manufactures waterproof neoprene and glass reinforced epoxy connector products for harsh environments, complementing Teledyne D.G. O’Brien’s glass-to-metal sealed subsea cable and connector systems, as well as Ocean Design, Inc.’s lines of wet-mateable interconnect systems. Impulse had sales of $16.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Impulse.

On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Reynolds, Inc., acquired Storm Products Co. (“Storm”) for $47.5 million in cash. Storm, with principal operations in Dallas, Texas and Woodridge, Illinois, manufactures specialty wire, cable and interconnect products, as well as flexible and semi-rigid microwave cable assemblies. Storm currently operates two business units: Storm-Cable Solutions Group and Storm-Microwave. Storm’s Cable Solutions Group supplies custom, high-reliability bulk wire and cable assemblies to a number of markets including energy exploration, environmental monitoring and industrial equipment. Storm-Microwave provides coax microwave cable and interconnects primarily to defense customers for radar, electronic warfare and communications applications. Storm had revenue of $45.7 million for its fiscal year ended March 31, 2007. Teledyne operates this business under the name Teledyne Storm Products, Inc.

Each of the companies acquired is part of the Electronics and Communications segment. Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 30, 2007, December 31, 2006 and January 1, 2006
(In millions)

		Additions
	Balance at	Charged to
	beginning of	costs and			Balance at
Description	period	expenses	Acquisitions	Deductions(a)	end of period

Fiscal 2007
Reserve for doubtful accounts	$2.7	2.3	—	(0.4)	$4.6
Aircraft product liability reserve	$46.9	12.0	—	(5.1)	$53.8
Environmental reserves	$5.1	(0.5)	—	(0.2)	$4.4

Fiscal 2006
Reserve for doubtful accounts	$2.1	1.3	—	(0.7)	$2.7
Aircraft product liability reserve	$37.1	16.3	—	(6.5)	$46.9
Environmental reserves	$3.5	0.3	1.4	(0.1)	$5.1

Fiscal 2005
Reserve for doubtful accounts	$2.6	0.4	—	(0.9)	$2.1
Aircraft product liability reserve	$27.4	17.2	—	(7.5)	$37.1
Environmental reserves	$3.5	0.3	—	(0.3)	$3.5

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2008.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2008

/s/ Dale A. Schnittjer Dale A. Schnittjer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Susan L. Main Susan L. Main	Vice President and Controller (Principal Accounting Officer)	February 27, 2008

* Roxanne S. Austin	Director	February 27, 2008

* Robert P. Bozzone	Director	February 27, 2008

* Frank V. Cahouet	Director	February 27, 2008

* Charles Crocker	Director	February 27, 2008

* Kenneth C. Dahlberg	Director	February 27, 2008

* Simon M. Lorne	Director	February 27, 2008

* Paul D. Miller	Director	February 27, 2008

* Michael T. Smith		Director	February 27, 2008

* Wesley W. von Schack		Director	February 27, 2008

*By:	/s/ Melanie S. Cibik Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
2.2	Purchase Agreement dated as of July 26, 2006, by and among Rockwell Automation, Inc., Rockwell Collins, Inc. and Teledyne Brown Engineering, Inc. (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006)
2.3	Guarantee of Teledyne Technologies Incorporated relating to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006)
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.9	Third Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 1, 2007 (File No. 1-15295))†

Exhibit
No.	Description

10.10	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Susan L. Main (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†
10.11	Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.12	Amendment No. 1 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.13	Amendment No. 2 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.14	Amendment No. 3 to Teledyne Technologies Incorporated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.15	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as amended and restated (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 1-15295))†
10.16	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.17	Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007)†
10.18	Form of Restricted Stock Award Agreement — January 24, 2006 Award (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended January 1, 2006 (File No. 1-15295))†
10.19	Form of Restricted Stock Award Agreement — January 23, 2007 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)†
10.20	Form of Restricted Stock Award Agreement — January 22, 2008 Award*†
10.21	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2006)
10.22	First Amendment to the Amended and Restated Credit Agreement, dated as of February 8, 2008, by and among Teledyne Technologies Incorporated, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2008)
10.23	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007)
10.24	Description of the 2008 Annual Incentive Plan (contained in and incorporated by reference to the Company’s Current Report on Form 8-K dated January 22, 2008).†
14.1	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

Exhibit
No.	Description

14.2	Code of Ethics for Financial Executives — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney — Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.