Form 10-Q
period 2008-03-30
TELEDYNE TECHNOLOGIES INC
filed 2008-05-02
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $.01 par value per share	35,438,789 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	March 30,	December 30,
	2008	2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$21.2	$13.4
Accounts receivable, net	282.1	241.1
Inventories, net	204.2	174.6
Deferred income taxes, net	36.6	34.5
Prepaid expenses and other current assets	15.9	13.1

Total current assets	560.0	476.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $226.6 at March 30, 2008 and $218.3 at December 30, 2007	187.2	177.2
Deferred income taxes, net	49.9	56.9
Goodwill, net	450.3	351.6
Acquired intangibles, net	97.4	61.7
Other long-term assets	36.8	35.3

Total Assets	$1,381.6	$1,159.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$122.9	$105.1
Accrued liabilities	160.8	157.1
Current portion of long-term debt and capital lease obligation	0.9	0.8

Total current liabilities	284.6	263.0
Long-term debt and capital lease obligation	299.5	142.4
Accrued pension obligation	74.2	74.3
Accrued postretirement benefits	22.4	22.9
Minority interest	9.9	8.9
Other long-term liabilities	126.0	117.7

Total Liabilities	816.6	629.2

Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 35,323,885 at March 30, 2008 and 35,150,117 at December 30, 2007	0.4	0.4
Additional paid-in capital	213.9	206.9
Retained earnings	412.0	384.1
Accumulated other comprehensive loss	(61.3)	(61.2)

Total Stockholders’ Equity	565.0	530.2

Total Liabilities and Stockholders’ Equity	$1,381.6	1,159.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 30, 2008 AND APRIL 1, 2007
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter
	2008	2007
Net Sales	$451.8	$385.6
Costs and expenses
Cost of sales	315.3	272.0
Selling, general and administrative expenses	88.8	76.7

Total costs and expenses	404.1	348.7

Income before other income and expense and income taxes	47.7	36.9
Other income (expense), net	(0.2)	0.3
Interest and debt expense, net	(3.0)	(3.6)
Minority interest	(1.0)	(0.7)

Income before income taxes	43.5	32.9
Provision for income taxes	15.6	12.4

Net income	$27.9	$20.5

Basic earnings per common share	$0.79	$0.59

Weighted average common shares outstanding	35.2	34.8

Diluted earnings per common share	$0.77	$0.57

Weighted average diluted common shares outstanding	36.3	35.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2008 AND APRIL 1, 2007
(Unaudited — Amounts in millions)

	Three Months
	2008	2007
Cash flow from operating activities

Net income	$27.9	$20.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10.7	7.7
(Gain) loss on disposal of fixed assets	0.1	(0.1)
Deferred income taxes	3.7	(3.1)
Stock option compensation expense	1.9	1.7
Excess income tax benefits from stock options	(1.1)	(0.6)
Minority interest in net income of consolidated subsidiaries	1.0	0.7

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(26.6)	(14.5)
Increase in inventories	(10.7)	(2.8)
Decrease in prepaid expenses and other assets	—	1.1
Increase in accounts payable	12.9	6.2
Increase (decrease) in accrued liabilities	(8.2)	3.6
Increase in income taxes payable, net	5.9	12.6
Increase (decrease) in long-term assets	(1.4)	0.3
Increase in other long-term liabilities	7.4	0.9
Increase (decrease) in accrued pension obligation	(0.1)	2.8
Decrease in accrued postretirement benefits	(0.5)	(0.5)
Other operating, net	(0.3)	—

Net cash provided by operating activities	22.6	36.5

Cash flow from investing activities
Purchases of property, plant and equipment	(8.7)	(12.3)
Purchase of businesses, net of cash acquired	(166.2)	(36.1)
Proceeds from sale of assets	—	0.5

Net cash used by investing activities	(174.9)	(47.9)

Cash flow from financing activities
Net proceeds from debt, net	157.2	12.5
Proceeds from exercise of stock options	1.8	1.6
Excess income tax benefits from stock options	1.1	0.6

Net cash provided by financing activities	160.1	14.7

Increase in cash and cash equivalents	7.8	3.3

Cash and cash equivalents—beginning of period	13.4	13.0

Cash and cash equivalents—end of period	$21.2	$16.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2008
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (2007 Form 10-K).
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of March 30, 2008, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 30, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2008 presentation. In the fourth quarter of 2007, the company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. Both the turbine engine business and the battery products business were previously part of the Aerospace Engines and Components segment. In addition, the Systems Engineering Solutions segment was renamed Engineered Systems. Previously reported segment financial data for the first quarter of 2007 reflects the new segment presentation to provide comparability between periods. This segment realignment had no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented and also did not affect the results of the Electronics and Communications or Engineered Systems segments.
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective, December 31, 2007 and did not elect the fair value measurement option for any of our financial assets or liabilities.
In June 2007 the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective, December 31, 2007 and it did not have an effect on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
Note 2. Business Combinations
On February 1, 2008, Teledyne Technologies through its subsidiary, Teledyne Scientific & Imaging, LLC, completed the acquisition of assets of Judson Technologies, LLC (“Judson”) for $27.0 million in cash. Judson, headquartered in Montgomeryville, Pennsylvania, manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (“HgCdTe”), Indium Antimonide (“InSb”), and Indium Gallium Arsenide (“InGaAs”), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications. Judson had sales of $13.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Judson Technologies.
On January 31, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired all of the outstanding stock of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) for GBP 29.1 million in cash (approximately $57.1 million). Total cash paid, net of cash acquired was $54.8 million. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International had sales of GBP 12.0 million (approximately $23.9 million) for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.
On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Impulse Enterprise (“Impulse”) for $34.9 million in cash, net of a $0.1 million purchase price adjustment. Impulse, headquartered in San Diego, California, manufactures waterproof neoprene and glass reinforced epoxy connector products for harsh environments. Impulse had sales of $16.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Impulse.
On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Reynolds, Inc., acquired Storm Products Co. (“Storm”) for $47.5 million in cash. Storm, with principal operations in Dallas, Texas and Woodridge, Illinois, manufactures specialty wire, cable and interconnect products, as well as flexible and semi-rigid microwave cable assemblies for defense, environmental monitoring, energy exploration and industrial customers. Storm had sales of $45.7 million for its fiscal year ended March 31, 2007. Teledyne operates this business under the name Teledyne Storm Products, Inc.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of D.G. O’Brien, Inc. (“DGO”) for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, manufacturers highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. DGO had sales of $26.2 million for its fiscal year ended September 30, 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in Ocean Design, Inc. (“ODI”) for approximately $30 million in cash. The ODI minority stockholders have the option to sell their shares of ODI to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million. In the first quarter of 2008, Teledyne Instruments acquired an additional 1.2% of ownership in ODI for $1.7 million. At March 30, 2008, Teledyne Instruments owns 63.0% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. Based on the formula-determined purchase price as of the quarter ended March 30, 2008, the aggregate amount of funds required to repurchase all the shares held by the remaining minority ODI stockholders would be approximately $59.4 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as this amount will depend on when individual stockholders elect to exercise their put options and on the actual financial performance of ODI.
The primary reason for the above acquisitions was to strengthen and expand our core businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing our technical capabilities and/or increasing our addressable markets. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our businesses; and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made in 2008 (in millions):

Current assets	$37.6
Property, plant and equipment	8.9
Goodwill	97.8
Acquired intangible assets	37.9
Current liabilities	(15.0)
Long-term liabilities	(3.0)

Total net assets acquired	$164.2

Teledyne Technologies’ goodwill was $450.3 million at March 30, 2008 and $351.6 million at December 30, 2007. Teledyne Technologies’ net acquired intangible assets were $97.4 million at March 30, 2008 and $61.7 million at December 30, 2007. The change in the balance of goodwill in 2008 primarily resulted from the acquisitions made in fiscal 2008 and additional share purchases of ODI. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008, an adjustment for the DGO acquisition and amortization of acquired intangible assets. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment. The Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the DGO and Tindall acquisitions made in 2007. The amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the DGO acquisition was $16.6 million and $9.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the DGO acquisition was $17.7 million and $7.9 million, respectively. The change in goodwill from December 30, 2007 reflects a $1.1 million adjustment to acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets. The amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Tindall acquisition was $4.1 million and $1.5 million, respectively, and did not change from December 30, 2007. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the four acquisitions made in fiscal 2008. The Company made preliminary estimates as of March 30, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Judson acquisition was $14.8 million and $5.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the TSS acquisition was $32.7 million and $15.9 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Impulse acquisition was $22.7 million and $9.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Storm acquisition was $27.6 million and $8.0 million, respectively. These amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review. Goodwill resulting from the Judson, TSS, Impulse and DGO acquisitions will be deductible for tax purposes.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2008 and 2007 consists of the following (in millions):

	First Quarter
	2008	2007
Net income	$27.9	$20.5
Other comprehensive gain, net of tax:
Foreign currency translation losses	(0.1)	(0.1)

Total other comprehensive loss	(0.1)	(0.1)

Total comprehensive income	$27.8	$20.4

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2008	2007
Basic earnings per share
Net income	$27.9	$20.5

Weighted average common shares outstanding	35.2	34.8

Basic earnings per common share	$0.79	$0.59

Diluted earnings per share
Net income	$27.9	$20.5

Weighted average common shares outstanding	35.2	34.8
Dilutive effect of exercise of options outstanding	1.1	1.0

Weighted average diluted common shares outstanding	36.3	35.8

Diluted earnings per common share	$0.77	$0.57

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.9 million and $1.7 million in stock option compensation expense for the first quarter of 2008 and the first quarter of 2007, respectively. In 2008, the Company expects approximately $7.8 million in stock option compensation expense based on current assumptions regarding the estimated fair value of expected stock option grants during the remainder of the year. However, our assessment of the estimated compensation expense is affected by our stock price and actual stock option grants during the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options extended to the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2008 and 2007:

	2008	2007
Expected dividend yield	—	—
Expected volatility	34.7%	33.0%
Risk-free interest rate	3.3%	4.9%
Expected life in years	5.6	5.6
Based on the assumptions in the table above, the grant date fair value of stock options granted in 2008 and 2007 was $19.35 and $15.54, respectively.
Stock option transactions for Teledyne Technologies’ employee stock option plans for the quarter ended March 30, 2008 are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Beginning balance	2,702,157	$24.71
Granted	352,798	$50.79
Exercised	(93,278)	$19.31
Canceled or expired	(16,750)	$27.76

Ending balance	2,944,927	$27.98

Options exercisable at quarter-end	2,138,744	$22.15

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the first quarter ended March 30, 2008 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	348,266	$22.44
Granted	3,268	$34.14

Ending balance	351,534	$22.55

Options exercisable at quarter-end	305,850	$19.50

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $8.3 million at March 30, 2008 and $1.0 million at December 30, 2007.
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

Balance at	March 30, 2008	December 30, 2007
Raw materials and supplies	$78.3	$64.7
Work in process	133.0	122.6
Finished goods	23.1	17.6

	234.4	204.9
Progress payments	(4.4)	(4.7)
LIFO reserve	(25.8)	(25.6)

Total inventories, net	$204.2	$174.6

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $24.1 million and $24.2 million at March 30, 2008 and December 30, 2007, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $67.3 million and $69.9 million at March 30, 2008 and December 30, 2007, respectively. Accrued liabilities also included customer related deposits and credits of $25.7 million and $28.1 million at March 30, 2008 and December 30, 2007, respectively. Other long-term liabilities included aircraft product liability reserves of $53.9 million and $50.6 million at March 30, 2008 and December 30, 2007, respectively and deferred compensation liabilities of $23.9 million and $23.8 million at March 30, 2008 and December 30, 2007, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first quarter are as follows (in millions):

	First Three Months
	2008	2007
Balance at beginning of year	$11.4	$11.4
Accruals for product warranties charged to expense	3.4	1.6
Cost of product warranty claims	(2.2)	(1.7)
Acquisitions	0.8	0.1

Balance at end of period	$13.4	$11.4

Note 9. Income Taxes
The Company’s effective tax rate for the first quarter of 2008 was 35.9% compared with 37.7% for the first quarter of 2007. The Company completed an analysis of research and development spending for 2007, as well as the base period years, and anticipates the receipt of income tax refunds for the 2007 tax year. The effective tax rate for the first quarter of 2008 reflects the impact of an expected research and development income tax refund of $1.3 million for the 2007 tax year. Excluding this item, the company’s effective tax rate for the first quarter of 2008 would have been 38.8%. The effective tax rate for the first quarter of 2007 reflects the reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item, the company’s effective tax rate for the first quarter of 2007 would have been 39.0%.
Except for claims for refunds related to credits for research activities, the Company has concluded all U.S. federal income tax matters for years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded for years through 2002. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the first quarter of 2008, the unrecognized tax benefits increased $0.8 million for tax positions taken during a prior period, and $5.0 million for tax positions taken during the current period. The total amount of unrecognized tax benefits that would affect the effective tax rate increased $5.0 million during the quarter.
Note 10. Long-Term Debt and Capital Lease
At March 30, 2008, Teledyne Technologies had $295.0 million outstanding under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $285.9 million at March 30, 2008. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At March 30, 2008, the Company was in compliance with these covenants. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at March 30, 2008 includes $295.0 million outstanding under the $590.0 million credit facility at a weighted average interest rate of 3.5% and $1.3 million in other debt, of which $0.7 million is current. No amounts were outstanding under the uncommitted credit lines at March 30, 2008. The Company also has a $4.1 million capital lease, of which $0.2 million is current. At March 30, 2008, Teledyne Technologies had $9.1 million in outstanding letters of credit.
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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2007 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the consolidated financial statements in the 2007 Form
10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition. The Company cannot provide assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.
At March 30, 2008, the Company’s reserves for environmental remediation obligations totaled $3.9 million, of which $0.7 million is included in other current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $21.0 million for its current aircraft product liability insurance policies which expire on May 31, 2008.

Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. The Company’s assumed discount rate on plan liabilities is 6.0% for 2008 and 2007. The Company’s assumed long-term rate of return on plan assets is 8.5% for 2008 and 2007.
Teledyne Technologies’ net periodic pension expense was $2.3 million for the first quarter of 2008, compared with net periodic pension expense of $3.0 million for the first quarter of 2007 in accordance with the pension accounting requirements of SFAS No. 87 and SFAS No. 158. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.3 million for the first quarter of 2008, compared with $2.5 million for the first quarter of 2007. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans including a plan acquired with the acquisition of Scientific Company that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net period pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarter of 2008 and 2007 (in millions):

	First Quarter
Pension Benefits	2008	2007
Service cost — benefits earned during the period	$4.2	$4.1
Interest cost on benefit obligation	9.6	9.2
Expected return on plan assets	(12.4)	(11.7)
Amortization of prior service cost	0.2	0.4
Recognized actuarial loss	0.7	1.0

Net periodic benefit expense	$2.3	$3.0

	First Quarter
Postretirement Benefits	2008	2007
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.4	0.3
Amortization of prior service cost	(0.1)	—
Recognized actuarial gain	(0.2)	(0.2)

Net periodic benefit expense	$0.1	$0.1

Note 13. Industry Segments
Teledyne is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, engineered systems and information technology services, general aviation engines and components, and energy generation, energy storage and small propulsion products. Its customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Teledyne operates in four business segments: Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. In the fourth quarter of 2007, the Company realigned two business units. The turbine engine business and the battery products business have been moved from the Aerospace Engines and Components segment to the Energy and Power Systems segment. The former Energy Systems segment was renamed to Energy and Power Systems segment. In addition to these changes, the Systems Engineering Solutions segment has been renamed Engineered Systems. As required by SFAS No. 131, the Company has restated its historical segment information to be consistent with the current reportable segment structure. This segment restatement had no effect on the Electronics and Communications or Engineered Systems segments. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy.
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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (amounts in millions):

	First	First
	Quarter	Quarter
	2008	2007 (a)	% Change
Net sales:
Electronics and Communications	$301.3	$248.3	21.3%
Engineered Systems	83.5	73.9	13.0%
Aerospace Engines and Components	46.5	46.4	0.2%
Energy and Power Systems	20.5	17.0	20.6%

Total net sales	$451.8	$385.6	17.2%

Operating profit and other segment income:
Electronics and Communications	$40.3	$30.2	33.4%
Engineered Systems	8.1	6.5	24.6%
Aerospace Engines and Components	4.6	6.0	(23.3)%
Energy and Power Systems	2.2	1.8	22.2%

Segment operating profit and other segment income:	$55.2	$44.5	24.0%
Corporate expense	(7.5)	(7.6)	(1.3)%
Other income (expense), net	(0.2)	0.3	* %
Minority interest	(1.0)	(0.7)	42.9%
Interest expense, net	(3.0)	(3.6)	(16.7)%

Income before income taxes	43.5	32.9	32.2%
Provision for income taxes (b)	15.6	12.4	25.8%

Net income	$27.9	$20.5	36.1%

(a)	Previously reported information for the first quarter of 2007 was changed to reflect the current segment structure effective in the fourth quarter of 2007.

(b)	The first quarter of 2008 includes income tax credits of $1.3 million. The first quarter of 2007 includes the reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful

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
Results of Operations
First quarter of 2008 compared with the first quarter of 2007
Teledyne Technologies’ first quarter 2008 sales were $451.8 million, compared with sales of $385.6 million for the same period of 2007, an increase of 17.2%. Net income for the first quarter of 2008 was $27.9 million ($0.77 per diluted share) compared with net income of $20.5 million ($0.57 per diluted share) for the first quarter of 2007, an increase of 36.1%. The increase in sales for the 2008 period, compared with the same 2007 period, was driven by acquisitions and organic growth.
The first quarter of 2008, compared with the same period in 2007, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from organic sales growth and strategic acquisitions, including the acquisition of assets of D.G. O’Brien, Inc. (DGO) on March 30, 2007, the acquisition of assets of Impulse Enterprise (“Impulse”) on December 31, 2007, the acquisition of Storm Products Co. (“Storm”) on December 31, 2007, the acquisition of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) on January 31, 2008 and the acquisition of assets of Judson Technologies, LLC (“Judson”) on February 1, 2008. Incremental revenue in the first quarter of 2008 from businesses acquired since the end of 2006 was $31.8 million.
The increase in earnings for the first quarter of 2008, compared with the same period of 2007, reflected improved operating profit in each operating segment except the Aerospace Engines and Components segment. Incremental operating profit in the first quarter of 2008 from businesses acquired since the end of 2006, including synergies, was $3.8 million.
The first quarter of 2008 included pension expense, in accordance with the pension requirements of Statement of Financial Accounting Standards (“SFAS”) No. 87 and No. 158 of $2.3 million, compared with pension expense of $3.0 million in the first quarter of 2007. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.3 million in the first quarter of 2008, compared with pension expense of $2.5 million in the first quarter of 2007.
For the first quarter of 2008 and 2007, we recorded a total of $1.9 million and $1.7 million, respectively, in stock option compensation expense.
Cost of sales in total dollars was higher in the first quarter of 2008, compared with the first quarter of 2007, primarily due to higher sales, driven by acquisitions. Cost of sales as a percentage of sales for the first quarter of 2008 decreased to 69.8% from 70.5% for the first quarter of 2007 and reflected sales mix differences. Cost of sales for the first quarter of 2008 also reflected lower LIFO expense of $0.4 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2008, compared with the first quarter of 2007. This increase was primarily due to higher sales, driven by acquisitions. Selling, general and administrative expenses for the first quarter of 2008, as a percentage of sales, decreased slightly to 19.7%, compared with 19.9% in the first quarter of 2007.
Interest expense, net of interest income, was $3.0 million in the first quarter of 2008, compared with $3.6 million for the first quarter of 2007. The decrease in net interest expense reflected the impact of lower outstanding debt levels and lower average interest rates. Minority interest reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc.

The Company’s effective tax rate for the first quarter of 2008 was 35.9% compared with 37.7% for the first quarter of 2007. The Company completed an analysis of research and development spending for 2007, as well as the base period years, and anticipates the receipt of income tax refunds for the 2007 tax year. The effective tax rate for the first quarter of 2008 reflects the impact of an expected research and development income tax refund of $1.3 million for the 2007 tax year. Excluding this item, the company’s effective tax rate for the first quarter of 2008 would have been 38.8%. The effective tax rate for the first quarter of 2007 reflects the reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding this item, the company’s effective tax rate for the first quarter of 2007 would have been 39.0%.
Review of Operations:
In the fourth quarter of 2007, the company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. Both the turbine engine business and the battery products business were previously part of the Aerospace Engines and Components segment. In addition, the Systems Engineering Solutions segment was renamed Engineered Systems. Previously reported segment financial data for the first quarter of 2007 reflects the new segment presentation to provide comparability between periods. The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First	First
	Quarter	Quarter
	2008	2007 (a)	% Change
Net sales:
Electronics and Communications	$301.3	$248.3	21.3%
Engineered Systems	83.5	73.9	13.0%
Aerospace Engines and Components	46.5	46.4	0.2%
Energy and Power Systems	20.5	17.0	20.6%

Total net sales	$451.8	$385.6	17.2%

Operating profit and other segment income:
Electronics and Communications	$40.3	$30.2	33.4%
Engineered Systems	8.1	6.5	24.6%
Aerospace Engines and Components	4.6	6.0	(23.3)%
Energy and Power Systems	2.2	1.8	22.2%

Segment operating profit and other segment income:	$55.2	$44.5	24.0%
Corporate expense	(7.5)	(7.6)	(1.3)%
Other income (expense), net	(0.2)	0.3	* %
Minority interest	(1.0)	(0.7)	42.9%
Interest expense, net	(3.0)	(3.6)	(16.7)%

Income before income taxes	43.5	32.9	32.2%
Provision for income taxes (b)	15.6	12.4	25.8%

Net income	$27.9	$20.5	36.1%

(a)	Previously reported information for the first quarter of 2007 was changed to reflect the current segment structure effective in the fourth quarter of 2007.

(b)	The first quarter of 2008 includes income tax credits of $1.3 million. The first quarter of 2007 includes the reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful

Electronics and Communications
First quarter of 2008 compared with the first quarter of 2007
Our Electronics and Communications segment’s first quarter 2008 sales were $301.3 million, compared with first quarter 2007 sales of $248.3 million, an increase of 21.3%. First quarter 2008 operating profit was $40.3 million, compared with operating profit of $30.2 million in the first quarter of 2007, an increase of 33.4%.
The first quarter 2008 sales improvement resulted from revenue growth in electronic instruments, defense electronics, and other commercial electronics. The revenue growth of $38.5 million in electronic instruments was driven by organic sales growth and the acquisition of assets of DGO on March 30, 2007, the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007 and the acquisition of TSS International on January 31, 2008. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market. The revenue growth of $11.5 million in defense electronics was driven by organic sales growth, the acquisition of Storm on December 31, 2007 and the acquisition of assets of Judson on February 1, 2008. Higher sales of other commercial electronics primarily reflected increased avionics sales, partially offset by lower sales of medical electronic manufacturing services. The increase in segment revenue in the first quarter of 2008 from acquisitions made since the end of the fourth quarter of 2006 was $31.8 million. Segment operating profit was favorably impacted by revenue from acquisitions. Incremental operating profit in the first quarter of 2008, from businesses acquired since 2006, including synergies, was $3.8 million. Segment operating profit was negatively impacted by $0.9 million of stock option compensation expense in the first quarter of 2008, compared with $0.8 million for the first quarter of 2007. Segment operating profit for the first quarter of 2008 reflected lower LIFO expense of $0.4 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $0.8 million in the first quarter of 2008, compared with $1.0 million in the first quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $0.4 million in both the first quarter of 2008 and 2007.
Engineered Systems
First quarter of 2008 compared with the first quarter of 2007
Our Engineered Systems segment’s first quarter 2008 sales were $83.5 million, compared with $73.9 million in the first quarter of 2007, an increase of 13.0%. First quarter 2008 operating profit was $8.1 million, compared with operating profit of $6.5 million in the first quarter of 2007, an increase of 24.6%.
The first quarter 2008 sales improvement primarily reflected revenue growth in aerospace programs. Operating profit in the first quarter of 2008 reflected the impact of higher revenue, partially offset by lower margins in certain environmental programs. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $1.2 million in the first quarter of 2008, compared with $1.6 million in the first quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $1.8 million in the first quarter of 2008, compared with $2.0 million in the first quarter of 2007. Segment operating profit was impacted by $0.2 million of stock option compensation expense for both the first quarter of 2008 and 2007.
Aerospace Engines and Components
First quarter of 2008 compared with the first quarter of 2007
Our Aerospace Engines and Components segment’s first quarter 2008 sales were $46.5 million, compared with $46.4 million in the first quarter of 2007, an increase of 0.2%. First quarter 2008 operating profit was $4.6 million, compared with $6.0 million in the first quarter of 2007, a decrease of 23.3%. Operating profit for the first quarter of 2008 reflected sales mix differences compared with the first quarter of 2007.
Segment operating profit was impacted by $0.1 million of stock option compensation expense for both the first quarter of 2008 and 2007. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.1 million in the first quarter of 2008 compared with $0.2 million in the first quarter of 2007.

Energy and Power Systems
First quarter of 2008 compared with the first quarter of 2007
Our Energy and Power Systems segment’s first quarter 2008 sales were $20.5 million, compared with $17.0 million in the first quarter of 2007, an increase of 20.6%. First quarter 2008 operating profit was $2.2 million, compared with $1.8 million in the first quarter of 2007, an increase of 22.2%.
First quarter 2008 sales reflected higher commercial hydrogen generators and government power systems sales, partially offset by lower sales in the turbine engine business. Operating profit reflected higher margins and sales in the hydrogen generator business, which were partially offset by the impact of lower sales and lower margins in the turbine engine business. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.1 million for both the first quarter of 2008 and the first quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $0.1 million for both the first quarter of 2008 and the first quarter of 2007.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $22.6 million for the first three months of 2008, compared with $36.5 million for the same period of 2007. The lower net cash provided in the first three months of 2008, compared with the first three months of 2007, was primarily due to increased working capital requirements and higher pension contributions of $2.2 million.
Our net cash used by investing activities was $174.9 million for the first three months of 2008, compared with cash used by investing activities of $47.9 million for the first three months of 2007. The 2008 and 2007 amount included $166.2 million and $36.1 million, respectively, for the purchase of businesses, net of cash acquired.
On February 1, 2008, Teledyne Technologies through its subsidiary, Teledyne Scientific & Imaging, LLC, completed the acquisition of assets of Judson for $27.0 million in cash. Judson, headquartered in Montgomeryville, Pennsylvania, manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (“HgCdTe”), Indium Antimonide (“InSb”), and Indium Gallium Arsenide (“InGaAs”), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications. Judson had sales of $13.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Judson Technologies.
On January 31, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired TSS International for GBP 29.1 million in cash (approximately $57.1 million). Total cash paid, net of cash acquired was $54.8 million. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International had revenue of GBP 12.0 million (approximately $23.9 million) for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.
On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Impulse Enterprise (“Impulse”) for $34.9 million in cash, net of a $0.1 million purchase price adjustment. Impulse, headquartered in San Diego, California, manufactures waterproof neoprene and glass reinforced epoxy connector products for harsh environments. Impulse had sales of $16.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Impulse.
On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Reynolds, Inc., acquired Storm for $47.5 million in cash. Storm, with principal operations in Dallas, Texas and Woodridge, Illinois, manufactures specialty wire, cable and interconnect products, as well as flexible and semi-rigid microwave cable assemblies for defense, environmental monitoring, energy exploration and industrial customers. Storm had revenue of $45.7 million for its fiscal year ended March 31, 2007. Teledyne operates this business under the name Teledyne Storm Products, Inc.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. DGO, headquartered in Seabrook, New Hampshire, manufacturers highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications. DGO had sales of

$26.2 million for its fiscal year ended September 30, 2006. Teledyne Technologies operates this business under the name Teledyne D.G. O’Brien.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in Ocean Design, Inc. (“ODI”) for approximately $30 million in cash. The ODI minority stockholders have the option to sell their shares of ODI to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million. In the first quarter of 2008, Teledyne Instruments acquired an additional 1.2% of ownership in ODI for $1.7 million. At March 30, 2008, Teledyne Instruments owns 63.0% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. Based on the formula-determined purchase price as of the quarter ended March 30, 2008, the aggregate amount of funds required to repurchase all the shares held by the remaining minority ODI stockholders would be approximately $59.4 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as this amount will depend on when individual stockholders elect to exercise their put options and on the actual financial performance of ODI.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first three months of 2008 and 2007 were $8.7 million and $12.3 million, respectively.
Teledyne Technologies’ goodwill was $450.3 million at March 30, 2008 and $351.6 million at December 30, 2007. Teledyne Technologies’ net acquired intangible assets were $97.4 million at March 30, 2008 and $61.7 million at December 30, 2007. The change in the balance of goodwill in 2008 primarily resulted from the acquisitions made in fiscal 2008 and additional share purchases of ODI. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008, an adjustment for the DGO acquisition and amortization of acquired intangible assets. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment. The Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the DGO and Tindall acquisitions made in 2007. The amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the DGO acquisition was $16.6 million and $9.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of December 30, 2007 for the DGO acquisition was $17.7 million and $7.9 million, respectively. The change in goodwill from December 30, 2007 reflects a $1.1 million adjustment to acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets. The amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Tindall acquisition was $4.1 million and $1.5 million, respectively, and did not change from December 30, 2007. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the four acquisitions made in fiscal 2008. The Company made preliminary estimates as of March 30, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Judson acquisition was $14.8 million and $5.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the TSS acquisition was $32.7 million and $15.9 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Impulse acquisition was $22.7 million and $9.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of March 30, 2008 for the Storm acquisition was $27.6 million and $8.0 million, respectively. These amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review. Goodwill resulting from the Judson, TSS, Impulse and DGO acquisitions will be deductible for tax purposes.
Cash used by financing activities for the first three months of 2008 and 2007 included net borrowings of $157.2 million and $12.5 million, primarily to fund acquisitions. The first three months of 2008 and 2007 included $1.1 million and $0.6 million, respectively, in excess tax benefits related to stock-based compensation. Proceeds from the exercise of stock options were $1.8 million and $1.6 million for the first three months of 2008 and 2007, respectively.
Working capital was $275.4 million at March 30, 2008, compared with $213.7 million at December 30, 2007. The increase from December 30, 2007 primarily reflected working capital from acquisitions.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $45.0 million in 2008, of which $8.7 million has been spent in the first three months of 2008.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At March 30, 2008, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $285.9 million at March 30, 2008.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; aircraft product liability reserve; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (2007 Form 10-K).
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective, December 31, 2007 and did not elect the fair value measurement option for any of our financial assets or liabilities.
In June 2007 the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective, December 31, 2007 and it did not have an effect on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In

February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
Outlook
Based on its current outlook, the Company’s management believes that second quarter 2008 earnings per share will be in the range of approximately $0.72 to $0.74. The full year 2008 earnings per share outlook is expected to be in the range of approximately $2.98 to $3.06, an increase from the prior outlook of $2.86 to $2.94. The Company’s 2008 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due primarily to the recent acquisitions. In addition, the Company’s second quarter and full year 2008 earnings per diluted share outlook reflects an anticipated increase in expenses, including intangible asset amortization and higher interest expense, as a result of these acquisitions. The Company’s estimated effective tax rate for 2008 is expected to be 39.0%, excluding expected research and development income tax refunds of $1.3 million recorded in the first quarter of 2008.
The full year 2008 earnings outlook includes approximately $10.0 million in pension expense under SFAS No. 87 and No. 158, or $0.6 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2007 earnings included $11.9 million in pension expense under SFAS No. 87 and No. 158, or $1.7 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year 2008 pension expense reflects an increase in the market value of assets during 2007 and pension contributions made in 2007.
The Company’s 2008 earnings outlook also reflects $7.8 million in stock option compensation expense. The Company’s 2007 earnings included $6.8 million in stock option compensation expense.
EARNINGS PER SHARE SUMMARY (a)
(Diluted earnings per common share from continuing operations)

	2008 Full Year Outlook		2007	2006
	Low	High	Actual	Actual
Earnings per share (excluding net pension expense, stock option expense and excluding income tax benefit)	$3.08	$3.16	$2.72	$2.36
Pension expense — SFAS No. 87	(0.17)	(0.17)	(0.21)	(0.27)
Pension expense — CAS (b)	0.16	0.16	0.18	0.18

Earnings per share (excluding stock option expense and income tax benefit)	3.07	3.15	2.69	2.27
Stock option expense (c)	(0.13)	(0.13)	(0.12)	(0.10)
Income tax benefit (d)	0.04	0.04	0.15	0.09

Earnings per share — GAAP	$2.98	$3.06	$2.72	$2.26

(a)	We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the financial results and trends of ongoing operations. The table facilitates comparisons with prior periods and reflects a measurement management uses to analyze financial performance.

(b)	Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

(c)	Effective January 2, 2006, we adopted the provisions of SFAS No. 123(R) and began recording stock option compensation expense.

(d)	Fiscal year 2008 reflects income tax credits of $1.3 million in the first quarter of 2008. Fiscal year 2007 reflects income tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves for the year which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Fiscal year 2006 included the reversal of income tax contingency reserves of $3.3 million, which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

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
Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. Changes in the leadership of the U.S. Government could result, over time, in reductions in defense spending and further changes in programs in which the company participates.
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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2007 Form 10-K and this Form 10-Q. We assume no duty to update forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2007 Annual Report on Form 10-K. At March 30, 2008, Teledyne had one currency forward contract outstanding for a notional amount of $1.0 million which we consider immaterial and expires in four equal amounts during the months of April through July 2008. The contract was entered into in February 2008 and involves British Pounds and US Dollars. There were no other hedging contracts outstanding at March 30, 2008.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of March 30, 2008, we had $295.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $3.0 million, assuming the $295.0 million in debt was outstanding for the full year.

Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 30, 2008, are effective in timely alerting them to material information relating to the Company that is required to be included in its SEC periodic filings.
In connection with our evaluation during the quarterly period ended March 30, 2008, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.
PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 23 for some factors reflected in our 2008 earnings per share outlook.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on April 23, 2008. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:
1.	The four nominees proposed by the Board of Directors were elected as Class III directors for a three-year term expiring at the 2011 Annual Meeting by the following votes:

Name	For	Withheld
Roxanne S. Austin	31,504,125	256,343
Robert P. Bozzone*	31,406,877	353,591
Frank V. Cahouet	31,503,139	257,329
Kenneth C. Dahlberg	30,291,847	1,468,621

*	In accordance with Teledyne Technologies retirement policy for the Board of Directors, Mr. Bozzone will retire at the 2009 Annual Meeting unless the Board of Directors grants a waiver to the retirement policy.
Other continuing directors include (1) Class I directors, Simon M. Lorne, Paul D. Miller, and Wesley W. von Schack, whose terms expire at the 2009 Annual Meeting and (2) Class II directors, Charles Crocker, Robert Mehrabian and Michael T. Smith whose terms expire at the 2010 Annual Meeting.

2.	A proposal to approve the 2008 incentive award plan was approved by a vote of 25,348,248 for versus 4,396,007 against. There were 71,750 abstentions and 1,944,463 broker non-votes with respect to this action.

3.	A proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for 2008 was approved by a vote of 30,499,413 for versus 1,227,347 against. There were 33,711 abstentions and no broker non-votes with respect to this action.

Item 6. Exhibits
(a)	Exhibits

Exhibit 10.1	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008)

Exhibit 10.2	Teledyne Technologies Incorporated Adminstrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation

Exhibit 10. 3	First Amendment to the Amended and Restated Credit Agreement, dated as of February 8, 2008, by and among Teledyne Technologies Incorporated, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2008)

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: May 2, 2008	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008)

Exhibit 10.2	Teledyne Technologies Incorporated Adminstrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation

Exhibit 10. 3	First Amendment to the Amended and Restated Credit Agreement, dated as of February 8, 2008, by and among Teledyne Technologies Incorporated, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2008)

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer