Form 10-Q
period 2008-06-29
TELEDYNE TECHNOLOGIES INC
filed 2008-08-08
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $.01 par value per share	35,688,261 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 29, 2008 AND JULY 1, 2007
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2008	2007	2008	2007
Net Sales	$478.8	$400.3	$930.6	$785.9
Costs and expenses
Cost of sales	330.9	274.9	646.2	546.9
Selling, general and administrative expenses	92.1	81.8	180.9	158.5

Total costs and expenses	423.0	356.7	827.1	705.4

Income before other income and expense and income taxes	55.8	43.6	103.5	80.5
Other income	0.7	0.2	0.5	0.5
Interest and debt expense, net	(2.5)	(3.5)	(5.5)	(7.1)
Minority interest	(0.7)	(0.9)	(1.7)	(1.6)

Income before income taxes	53.3	39.4	96.8	72.3
Provision for income taxes	20.7	15.1	36.3	27.5

Net income	$32.6	$24.3	$60.5	$44.8

Basic earnings per common share	$0.92	$0.69	$1.71	$1.28

Weighted average common shares outstanding	35.4	35.0	35.3	34.9

Diluted earnings per common share	$0.89	$0.67	$1.66	$1.24

Weighted average diluted common shares outstanding	36.5	36.1	36.4	36.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	June 29,	December 30,
	2008	2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$17.7	$13.4
Accounts receivable, net	284.5	241.1
Inventories, net	207.6	174.6
Deferred income taxes, net	36.1	34.5
Prepaid expenses and other current assets	15.6	13.1

Total current assets	561.5	476.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $233.4 at June 29, 2008 and $218.3 at December 30, 2007	188.8	177.2
Deferred income taxes, net	47.6	56.9
Goodwill, net	465.1	351.6
Acquired intangibles, net	108.9	61.7
Other long-term assets	37.4	35.3

Total Assets	$1,409.3	$1,159.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$120.2	$105.1
Accrued liabilities	158.0	157.1
Current portion of long-term debt and capital lease obligation	0.9	0.8

Total current liabilities	279.1	263.0
Long-term debt and capital lease obligation	295.5	142.4
Accrued pension obligation	73.8	74.3
Accrued postretirement benefits	22.1	22.9
Minority interest	5.0	8.9
Other long-term liabilities	128.8	117.7

Total Liabilities	804.3	629.2
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 35,515,013 at June 29, 2008 and 35,150,117 at December 30, 2007	0.4	0.4
Additional paid-in capital	222.3	206.9
Retained earnings	444.6	384.1
Accumulated other comprehensive loss	(62.3)	(61.2)

Total Stockholders’ Equity	605.0	530.2

Total Liabilities and Stockholders’ Equity	$1,409.3	$1,159.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2008 AND JULY 1, 2007
(Unaudited — Amounts in millions)

	Six Months
	2008	2007
Cash flow from operating activities
Net income	$60.5	$44.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	23.8	16.6
Gain on disposal of fixed assets	—	(0.1)
Deferred income taxes	11.0	(10.3)
Stock option compensation expense	3.7	3.3
Excess income tax benefits from stock options	(4.0)	(2.1)
Minority interest in net income of consolidated subsidiaries	1.7	1.6

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(29.0)	(10.3)
Increase in inventories	(14.5)	(20.8)
Decrease in prepaid expenses and other assets	1.8	1.8
Increase in accounts payable	10.2	7.5
Increase (decrease) in accrued liabilities	(8.3)	9.8
Increase in income taxes payable, net	3.2	18.9
Increase in long-term assets	(2.0)	(1.6)
Increase in other long-term liabilities	4.2	6.9
Increase (decrease) in accrued pension obligation	(0.4)	3.4
Decrease in accrued postretirement benefits	(0.8)	(0.6)
Other operating, net	—	0.1

Net cash provided by operating activities	61.1	68.9

Cash flow from investing activities
Purchases of property, plant and equipment	(18.5)	(22.4)
Purchase of businesses, net of cash acquired	(200.9)	(42.7)
Proceeds from sale of assets	—	0.9

Net cash used by investing activities	(219.4)	(64.2)

Cash flow from financing activities
Net proceeds from (repayments of) debt, net	153.1	(11.8)
Proceeds from exercise of stock options	5.5	4.2
Excess income tax benefits from stock options	4.0	2.1

Net cash provided by (used by) financing activities	162.6	(5.5)

Increase (decrease) in cash and cash equivalents	4.3	(0.8)
Cash and cash equivalents—beginning of period	13.4	13.0

Cash and cash equivalents—end of period	$17.7	$12.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 29, 2008
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of June 29, 2008, and the consolidated results of operations for the three and six months then ended and cash flows for the six months then ended. The results of operations and cash flows for the period ended June 29, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2008 presentation. In the fourth quarter of 2007, the Company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. Both the turbine engine business and the battery products business were previously part of the Aerospace Engines and Components segment. In addition, the Systems Engineering Solutions segment was renamed Engineered Systems. Previously reported segment financial data for the second quarter and six months of 2007 reflects the new segment presentation to provide comparability between periods. This segment realignment had no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented and also did not affect the results of the Electronics and Communications or Engineered Systems segments.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly will not impact the accounting for acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements: however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement will be effective for Teledyne’s 2009 fiscal year and interim periods within that fiscal year. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. The Company is currently evaluating the impact of adopting this Statement.
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
In June 2007, the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective, December 31, 2007 and it did not have an effect on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
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

On January 31, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired all of the outstanding stock of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) for GBP 29.1 million in cash (approximately $57.1 million). Total cash paid, net of cash acquired, was $54.8 million. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International had sales of GBP 12.0 million (approximately $23.9 million) for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.
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
On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc. (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At July 1, 2007 total cash paid, net of cash acquired, was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments, in connection with the acquisition, payable through 2010 in three installments. The first installment of $0.3 million was paid in the second quarter of 2008.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of D.G. O’Brien, Inc. (“DGO”) for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. The $1.0 million purchase price adjustment was paid on July 13, 2007. DGO, headquartered in Seabrook, New Hampshire, manufacturers highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.
Our net cash used by investing activities for 2007 also included a $0.8 million contingent payment related to the Cougar Components Corporation acquisition made in 2005.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in Ocean Design, Inc. (“ODI”) for approximately $30 million in cash. The ODI minority stockholders have the option to sell their shares of ODI to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million, of which $0.2 million was paid in the first six months of 2007. In the first six months of 2008, Teledyne Instruments acquired an additional 22.3% of ownership in ODI for $36.1 million. At June 29, 2008, Teledyne Instruments owned 84.1% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. The calculation of the formula-determined purchase price is based principally on a multiple of ODI’s earnings before interest, taxes and deprecation and amortization for the previous 12 month period. Based on the formula-determined purchase price as of the quarter ended June 29, 2008, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $25.3 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as this amount will depend on when individual stockholders elect to exercise their put options and on the actual financial performance of ODI.
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
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the four acquisitions made in fiscal 2008 (in millions):

Current assets	$36.4
Property, plant and equipment	8.9
Goodwill	84.5
Acquired intangible assets	54.7
Current liabilities	(15.4)
Long-term liabilities	(4.9)

Total net assets acquired	$164.2

Teledyne Technologies’ goodwill was $465.1 million at June 29, 2008 and $351.6 million at December 30, 2007. Teledyne Technologies’ net acquired intangible assets were $108.9 million at June 29, 2008 and $61.7 million at December 30, 2007. The increase in the balance of goodwill in 2008 primarily resulted from the acquisitions made in fiscal 2008 and a $30.6 million increase related to the additional share purchases of ODI. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008 and amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the four acquisitions made in fiscal 2008. The Company made preliminary estimates as of June 29, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the Judson acquisition was $15.8 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the TSS acquisition was $25.9 million and $22.5 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the Impulse acquisition was $15.5 million and $16.2 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the Storm acquisition was $27.3 million and $10.0 million, respectively. These amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment. Goodwill resulting from the Judson, TSS and Impulse acquisitions will be deductible for tax purposes.

Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2008 and 2007 consists of the following (in millions):

	Second Quarter		Six Months
	2008	2007	2008	2007
Net income	$32.6	$24.3	$60.5	$44.8
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(1.0)	0.3	(1.1)	0.2

Total other comprehensive gain (loss)	(1.0)	0.3	(1.1)	0.2

Total comprehensive income	$31.6	$24.6	$59.4	$45.0

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2008	2007	2008	2007
Basic earnings per share
Net income	$32.6	$24.3	$60.5	$44.8

Weighted average common shares outstanding	35.4	35.0	35.3	34.9

Basic earnings per common share	$0.92	$0.69	$1.71	$1.28

Diluted earnings per share
Net income	$32.6	$24.3	$60.5	$44.8

Weighted average common shares outstanding	35.4	35.0	35.3	34.9
Dilutive effect of exercise of options outstanding	1.1	1.1	1.1	1.1

Weighted average diluted common shares outstanding	36.5	36.1	36.4	36.0

Diluted earnings per common share	$0.89	$0.67	$1.66	$1.24

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.8 million and $3.7 million in stock option compensation expense for the second quarter and first six months of 2008, respectively. For the second quarter and first six months of 2007, the Company recorded a total of $1.6 million and $3.3 million, respectively in stock option expense. In 2008, the Company expects approximately $7.8 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options included the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2008 and 2007:

	2008	2007
Expected dividend yield	—	—
Expected volatility	34.7%	33.0%
Risk-free interest rate	3.3%	4.9%
Expected life in years	5.6	5.6

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2008 and 2007 was $19.35 and $15.54, respectively.
Stock option transactions for Teledyne Technologies’ employee stock option plans for the second quarter and six months ended June 29, 2008 are summarized as follows:

	2008
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	2,944,927	$27.98	2,702,157	$24.71
Granted	—	$—	352,798	$50.79
Exercised	(190,896)	$19.11	(284,174)	$19.18
Cancelled or expired	(950)	$44.83	(17,700)	$28.68

Ending balance	2,753,081	$28.59	2,753,081	$28.59

Options exercisable at end of period	1,972,821	$22.61	1,972,821	$22.61

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the second quarter and six months ended June 29, 2008 are summarized as follows:

	2008
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	351,438	$22.55	348,266	$22.44
Granted	36,638	$53.40	39,810	$51.87

Ending balance	388,076	$25.46	388,076	$25.46

Options exercisable at end of period	343,134	$17.38	343,134	$17.38

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $1.1 million at June 29, 2008 and $1.0 million at December 30, 2007.
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

Balance at	June 29, 2008	December 30, 2007

Raw materials and supplies	$83.9	$64.7
Work in process	133.4	122.6
Finished goods	22.0	17.6

	239.3	204.9
Progress payments	(5.5)	(4.7)
LIFO reserve	(26.2)	(25.6)

Total inventories, net	$207.6	$174.6

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $26.1 million and $24.2 million at June 29, 2008 and December 30, 2007, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $68.3 million and $69.9 million at June 29, 2008 and December 30, 2007, respectively. Accrued liabilities also included customer related deposits and credits of $24.7 million and $28.1 million at June 29, 2008 and December 30, 2007, respectively. Other long-term liabilities included aircraft product liability reserves of $55.0 million and $50.6 million at June 29, 2008 and December 30, 2007, respectively and deferred compensation liabilities of $25.0 million and $23.8 million at June 29, 2008 and December 30, 2007, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first six months of 2008 and 2007 are as follows (in millions):

	First Six Months
	2008	2007

Balance at beginning of year	$11.4	$11.4
Accruals for product warranties charged to expense	5.9	3.7
Cost of product warranty claims	(4.1)	(3.9)
Acquisitions	1.0	0.1

Balance at end of period	$14.2	$11.3

Note 9. Income Taxes
The Company’s effective tax rate for the second quarter and first six months of 2008 were 38.8% and 37.5% compared with 38.3% and 38.0% for the second quarter and first six months of 2007. The effective tax rate for the first six months of 2008 reflects a research and development income tax credit of $1.3 million for the 2007 tax year which was recorded in the first quarter of 2008. Excluding this item, the Company’s effective tax rate for the first six months of 2008 would have been 38.8%. The effective tax rate for the first six months of 2007 reflects the first quarter reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item, the Company’s effective tax rate for the first six months of 2007 would have been 38.7%.
Except for claims for refunds related to credits for research activities, the Company has concluded all U.S. federal income tax matters for all years through 2003. Substantially all material state and local, and foreign income tax matters have been concluded for years through 2002. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the first six months of 2008, unrecognized tax benefits increased $0.8 million for tax positions taken during a prior period, and $5.0 million for tax positions taken during the current period. The total amount of unrecognized tax benefits that would affect the effective tax rate increased $5.0 million during the first six months of 2008.
Note 10. Long-Term Debt and Capital Lease
At June 29, 2008, Teledyne Technologies had $281.1 million outstanding under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $300.1 million at June 29, 2008. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At June 29, 2008, the Company was in compliance with these covenants. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at June 29, 2008 includes $281.1 million outstanding under the $590.0 million credit facility at a weighted average interest rate of 3.0%, $10.0 million outstanding under the two uncommitted credit lines and $1.3 million in other debt, of which $0.7 million is current. The Company also has $4.0 million in capital leases, of which $0.2 million is current. At June 29, 2008, Teledyne Technologies had $8.8 million in outstanding letters of credit.
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
At June 29, 2008, the Company’s reserves for environmental remediation obligations totaled $2.7 million, of which $0.7 million is included in other current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $20.1 million for its current aircraft product liability insurance policies which expire on May 31, 2009.
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
Teledyne Technologies’ net periodic pension expense was $2.5 million and $4.8 million for the second quarter and first six months of 2008, compared with net periodic pension expense of $2.9 million and $5.9 for the second quarter and first six months of 2007 in accordance with the pension accounting requirements of SFAS No. 87 and SFAS No. 158. Pension expense allocated to contracts pursuant to U.S. Government Cost

Accounting Standards (“CAS”) was $2.4 million and $4.7 million for the second quarter and first six months of 2008, compared with $2.6 million and $5.1 million for the second quarter and first six months of 2007. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company sponsors several postretirement defined benefit plans that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net period pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2008 and 2007 (in millions):

	Second Quarter		Six Months
Pension Benefits	2008	2007	2008	2007

Service cost — benefits earned during the period	$4.4	$4.2	$8.6	$8.3
Interest cost on benefit obligation	9.6	9.2	19.2	18.4
Expected return on plan assets	(12.5)	(11.8)	(24.9)	(23.5)
Amortization of prior service cost	0.2	0.4	0.4	0.8
Recognized actuarial loss	0.8	0.9	1.5	1.9

Net periodic benefit expense	$2.5	$2.9	$4.8	$5.9

	Second Quarter		Six Months
Postretirement Benefits	2008	2007	2008	2007

Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.3	0.2	0.7	0.5
Amortization of prior service cost	(0.1)	—	(0.2)	—
Recognized actuarial gain	(0.2)	(0.1)	(0.4)	(0.3)

Net periodic benefit expense	$—	$0.1	$0.1	$0.2

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
Teledyne operates in four business segments: Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. In the fourth quarter of 2007, the Company realigned two business units. The turbine engine business and the battery products business have been moved from the Aerospace Engines and Components segment to the Energy and Power Systems segment. The former Energy Systems segment was renamed Energy and Power Systems. In addition to these changes, the Systems Engineering Solutions segment has been renamed Engineered Systems. As required by SFAS No. 131, the Company has restated its historical segment information to be consistent with the current reportable segment structure. This segment realignment had no effect on the Company’s consolidated results of operations or cash flows for the periods presented and also did not affect the results of the Electronics and Communications or Engineered Systems segments. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy.
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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (amounts in millions):

	Second	Second		Six	Six
	Quarter	Quarter	%	Months	Months	%
	2008	2007	Change	2008	2007	Change

Net sales:
Electronics and Communications	$316.3	$266.0	18.9%	$617.6	$514.3	20.1%
Engineered Systems	95.7	73.7	29.9%	179.2	147.6	21.4%
Aerospace Engines and Components (a)	47.9	46.0	4.1%	94.4	92.4	2.2%
Energy and Power Systems (a)	18.9	14.6	29.5%	39.4	31.6	24.7%

Total net sales	$478.8	$400.3	19.6%	$930.6	$785.9	18.4%

Operating profit and other segment income:
Electronics and Communications	$47.0	$37.3	26.0%	$87.3	$67.5	29.3%
Engineered Systems	9.4	6.4	46.9%	17.5	12.9	35.7%
Aerospace Engines and Components (a)	5.0	6.1	(18.0)%	9.6	12.1	(20.7)%
Energy and Power Systems (a)	2.8	1.0	180.0%	5.0	2.8	78.6%

Segment operating profit and other segment income	$64.2	$50.8	26.4%	$119.4	$95.3	25.3%
Corporate expense	(8.4)	(7.2)	16.7%	(15.9)	(14.8)	7.4%
Other income, net	0.7	0.2	*	0.5	0.5	—%
Minority interest	(0.7)	(0.9)	(22.2)%	(1.7)	(1.6)	6.2%
Interest expense, net	(2.5)	(3.5)	(28.6)%	(5.5)	(7.1)	(22.5)%

Income before income taxes	53.3	39.4	35.3%	96.8	72.3	33.9%
Provision for income taxes (b)	20.7	15.1	37.1%	36.3	27.5	32.0%

Net income	$32.6	$24.3	34.2%	$60.5	$44.8	35.0%

(a)	Previously reported information for the second quarter and first six months of 2007 was changed to reflect the current segment structure effective in the fourth quarter of 2007.

(b)	The first six months of 2008 includes income tax credits of $1.3 million recorded in the first quarter. The first six months of 2007 includes the first quarter reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful
Note 17. Subsequent Events
On July 7, 2008, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Webb Research Corp. (“Webb Research”) for $24.2 million in cash. Webb Research, located in E. Falmouth, Massachusetts, is a manufacturer of autonomous underwater gliding vehicles, as well as autonomous profiling drifters and floats. Webb Research had sales of $12.2 million for its fiscal year ended December 31, 2007. Teledyne operates this business under the name Teledyne Webb Research.
On August 1, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, has entered into an agreement to acquire the defense electronics business of Filtronic PLC for £13.0 million (approximately $25.7 million). The defense electronics business, principally based in Shipley, United Kingdom, provides customized microwave subassemblies and integrated subsystems to the global defense industry. The closing of the transaction, which is subject to various conditions, is anticipated to occur before the end of August 2008. The defense electronics business had sales of £14.5 million (approximately $28.7 million) for its fiscal year ended May 31, 2008.

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
Results of Operations
Second quarter of 2008 compared with the second quarter of 2007
Teledyne Technologies’ second quarter 2008 sales were $478.8 million, compared with sales of $400.3 million for the same period of 2007, an increase of 19.6%. Net income for the second quarter of 2008 was $32.6 million ($0.89 per diluted share) compared with net income of $24.3 million ($0.67 per diluted share) for the second quarter of 2007, an increase of 34.2%. The increase in sales for the 2008 period, compared with the same 2007 period, was driven by acquisitions and organic growth.
The second quarter of 2008, compared with the same period in 2007, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from organic sales growth and strategic acquisitions, including the acquisition of assets of Impulse Enterprise (“Impulse”) on December 31, 2007, the acquisition of Storm Products Co. (“Storm”) on December 31, 2007, the acquisition of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) on January 31, 2008 and the acquisition of assets of Judson Technologies, LLC (“Judson”) on February 1, 2008. Incremental revenue in the second quarter of 2008 from businesses acquired since the end of fiscal 2006 was $31.1 million.
The increase in earnings for the second quarter of 2008, compared with the same period of 2007, reflects improved operating profit in each operating segment except the Aerospace Engines and Components segment. Incremental operating profit in the second quarter of 2008 from businesses acquired since the end of fiscal 2006, including synergies, was $3.6 million.
The second quarter of 2008 included pension expense, in accordance with the pension requirements of Statement of Financial Accounting Standards (“SFAS”) No. 87 and No. 158 of $2.5 million, compared with pension expense of $2.9 million in the second quarter of 2007. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million in the second quarter of 2008, compared with pension expense of $2.6 million in the second quarter of 2007. For the second quarter of 2008 and 2007, we recorded a total of $1.8 million and $1.6 million, respectively, in stock option compensation expense.
Cost of sales in total dollars was higher in the second quarter of 2008, compared with the second quarter of 2007, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the second quarter of 2008 increased to 69.1% from 68.7% for the second quarter of 2007 and reflected sales mix differences. Cost of sales for the second quarter of 2008 also reflected lower LIFO expense of $0.1 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter of 2008, compared with the second quarter of 2007. This increase was primarily due to higher sales, driven by acquisitions and organic growth. The increase also included higher corporate expense of $8.4 million for the second quarter of 2008, compared with $7.2 million for the second quarter of 2007 and reflected higher compensation expense and higher professional fees expense. Selling, general and administrative expenses for the second quarter of 2008, as a percentage of sales, decreased to 19.2%, compared with 20.4% in the second quarter of 2007, and primarily reflected lower general and administrative expenses.
Interest expense, net of interest income, was $2.5 million in the second quarter of 2008, compared with $3.5 million for the second quarter of 2007. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels. Other income and expense included lower deferred compensation expenses. Minority interest reflects the minority ownership interest in Ocean Design, Inc. (“ODI”) and Teledyne Energy Systems, Inc.

The Company’s effective tax rate for the second quarter of 2008 was 38.8% compared with 38.3% for the second quarter of 2007.
First six months of 2008 compared with the first six months of 2007
Teledyne Technologies’ sales for the first six months of 2008 were $930.6 million, compared with sales of $785.9 million for the same period of 2007, an increase of 18.4%. Net income for the first six months of 2008 was $60.5 million ($1.66 per diluted share) compared with net income of $44.8 million ($1.24 per diluted share) for the first six months of 2007, an increase of 35.0%. The increase in sales for the 2008 period, compared with the same 2007 period, was driven by acquisitions and organic sales growth.
The first six months of 2008, compared with the same period in 2007, reflected higher sales in each operating segment. The higher sales in the Electronics and Communications segment resulted from organic sales growth and strategic acquisitions, including the acquisition of assets of D.G. O’Brien, Inc. (“DGO”) on March 30, 2007, the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007, the acquisition of TSS International on January 31, 2008 and the acquisition of assets of Judson on February 1, 2008. Incremental revenue in the first six months of 2008 from businesses acquired since the end of fiscal 2006 was $62.9 million.
The increase in earnings for the first six months of 2008, compared with the same period of 2007, reflected improved operating profit in each operating segment except the Aerospace Engines and Components segment. Incremental operating profit in the first six months of 2008 from businesses acquired since the end of fiscal 2006, including synergies, was $7.4 million. The first six months of 2008 included pretax pension expense in accordance with the pension requirements of SFAS No. 87 and SFAS No. 158 of $4.8 million, compared with pretax pension expense of $5.9 million in the first six months of 2007. Pension expense allocated to contracts pursuant to CAS was $4.7 million in the first six months of 2008, compared with pretax pension expense of $5.1 million in the first six months of 2007. For the first six months of 2008 and 2007, we recorded a total of $3.7 million and $3.3 million respectively in stock option compensation expense.
Cost of sales in total dollars was higher in first six months of 2008, compared with the first six months of 2007, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the first six months of 2008 decreased to 69.4% from 69.6% for the first six months of 2007 and reflected sales mix differences. Cost of sales for the first six months of 2008 also reflected lower LIFO expense of $0.5 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first six months of 2008, compared with the first six months of 2007. This increase is primarily due to higher sales, driven by acquisitions and organic growth. The increase also reflected higher corporate expense of $15.9 million for the first six months of 2008, compared with $14.8 million for the same period in 2007 and reflected higher compensation expense and higher professional fees. Selling, general and administrative expenses for the first six months of 2008, as a percentage of sales, decreased to 19.4%, compared with 20.2% in the first six months of 2007, and primarily reflected lower general and administrative expenses.
Interest expense, net of interest income, was $5.5 million in the first six months of 2008, compared with $7.1 million for the first six months of 2007. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels. Minority interest primarily reflects the minority ownership interest in ODI.
The Company’s effective tax rate for the first six months of 2008 was 37.5% compared with 38.0% for the first six months of 2007. The effective tax rate for the first six months of 2008 reflects a research and development income tax refund of $1.3 million for the 2007 tax year which was recorded in the first quarter of 2008. Excluding this item, the Company’s effective tax rate for the first six months of 2008 would have been 38.8%. The effective tax rate for the first six months of 2007 reflects the first quarter reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item, the Company’s effective tax rate for the first six months of 2007 would have been 38.7%.

Review of Operations:
In the fourth quarter of 2007, the Company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. Both the turbine engine business and the battery products business were previously part of the Aerospace Engines and Components segment. In addition, the Systems Engineering Solutions segment was renamed Engineered Systems. Previously reported segment financial data for the second quarter and first six months of 2007 reflects the new segment presentation to provide comparability between periods. The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second	Second		Six	Six
	Quarter	Quarter	%	Months	Months	%
	2008	2007	Change	2008	2007	Change
Net sales:
Electronics and Communications	$316.3	$266.0	18.9%	$617.6	$514.3	20.1%
Engineered Systems	95.7	73.7	29.9%	179.2	147.6	21.4%
Aerospace Engines and Components (a)	47.9	46.0	4.1%	94.4	92.4	2.2%
Energy and Power Systems (a)	18.9	14.6	29.5%	39.4	31.6	24.7%

Total net sales	$478.8	$400.3	19.6%	$930.6	$785.9	18.4%

Operating profit and other segment income:
Electronics and Communications	$47.0	$37.3	26.0%	$87.3	$67.5	29.3%
Engineered Systems	9.4	6.4	46.9%	17.5	12.9	35.7%
Aerospace Engines and Components (a)	5.0	6.1	(18.0)%	9.6	12.1	(20.7)%
Energy and Power Systems (a)	2.8	1.0	180.0%	5.0	2.8	78.6%

Segment operating profit and other segment income	$64.2	$50.8	26.4%	$119.4	$95.3	25.3%
Corporate expense	(8.4)	(7.2)	16.7%	(15.9)	(14.8)	7.4%
Other income, net	0.7	0.2	*	0.5	0.5	—%
Minority interest	(0.7)	(0.9)	(22.2)%	(1.7)	(1.6)	6.2%
Interest expense, net	(2.5)	(3.5)	(28.6)%	(5.5)	(7.1)	(22.5)%

Income before income taxes	53.3	39.4	35.3%	96.8	72.3	33.9%
Provision for income taxes (b)	20.7	15.1	37.1%	36.3	27.5	32.0%

Net income	$32.6	$24.3	34.2%	$60.5	$44.8	35.0%

(a)	Previously reported information for the second quarter and first six months of 2007 was changed to reflect the current segment structure effective in the fourth quarter of 2007.

(b)	The first six months of 2008 includes income tax credits of $1.3 million recorded in the first quarter. The first six months of 2007 includes the first quarter reversal of $0.5 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful

Electronics and Communications
Second quarter of 2008 compared with the second quarter of 2007
Our Electronics and Communications segment’s second quarter 2008 sales were $316.3 million, compared with second quarter 2007 sales of $266.0 million, an increase of 18.9%. Second quarter 2008 operating profit was $47.0 million, compared with operating profit of $37.3 million in the second quarter of 2007, an increase of 26.0%.
The second quarter 2008 sales improvement resulted from revenue growth in electronic instruments and defense electronics, partially offset by lower sales of other commercial electronics. The revenue growth of $28.9 million in electronic instruments was driven by organic sales growth and the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007 and the acquisition of TSS International on January 31, 2008. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market, other marine instruments and environmental instruments for the air and water monitoring. The revenue growth of $19.9 million in defense electronics was driven by organic sales growth, the acquisition of Storm on December 31, 2007 and the acquisition of assets of Judson on February 1, 2008. Lower sales of other commercial electronics primarily reflected decreased sales of medical electronic manufacturing services, partially offset by higher avionics sales. Incremental revenue in the second quarter of 2008 from acquisitions made since the end of fiscal 2006 was $31.1 million. Segment operating profit was favorably impacted by revenue from acquisitions, organic sales growth, sales mix and a settlement of $2.0 million. Incremental operating profit in the second quarter of 2008, from businesses acquired since the end of fiscal 2006, including synergies, was $3.6 million. Segment operating profit was negatively impacted by $0.9 million of stock option compensation expense in both the second quarter of 2008 and 2007. Segment operating profit for the second quarter of 2008 reflected lower LIFO expense of $0.3 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $0.9 million in the second quarter of 2008, compared with $0.8 million in the second quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $0.4 million in both the second quarter of 2008 and 2007.
First six months of 2008 compared with the first six months of 2007
Our Electronics and Communications segment’s first six months 2008 sales were $617.6 million, compared with first six months 2007 sales of $514.3 million, an increase of 20.1%. First six months 2008 operating profit was $87.3 million, compared with operating profit of $67.5 million in the first six months of 2007, an increase of 29.3%.
The first six months 2008 sales improvement resulted from revenue growth in electronic instruments, defense electronics and other commercial electronics. The revenue growth of $72.6 million in electronic instruments was driven by organic sales growth and the acquisition of assets of DGO on March 30, 2007, the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007 and the acquisition of TSS International on January 31, 2008. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market, other marine instruments and environmental instruments for the air and water monitoring. The revenue growth of $30.5 million in defense electronics was driven by organic sales growth, the acquisition of Storm on December 31, 2007 and the acquisition of assets of Judson on February 1, 2008. Sales of other commercial electronics increased slightly. Incremental revenue in the first six months of 2008, from acquisitions made since the end of the 2006 was $62.9 million. Segment operating profit was favorably impacted by revenue from acquisitions, organic sales growth, sales mix and a settlement of $2.0 million. Incremental operating profit in the in the first six months of 2008, from businesses acquired since the end of 2006, including synergies, was $7.4 million. Segment operating profit was negatively impacted by $1.8 million of stock option compensation expense in the first six months of 2008, compared with $1.5 million for the first six months of 2007. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $1.7 million in the first six months of 2008, compared with $2.0 million in the first six months of 2007. Pension expense allocated to contracts pursuant to CAS was $0.8 million in the first six months of 2008 and $0.9 million in the first six months of 2007. Segment operating profit for the first six months of 2008 reflected lower LIFO expense of $0.7 million.

Engineered Systems
Second quarter of 2008 compared with the second quarter of 2007
Our Engineered Systems segment’s second quarter 2008 sales were $95.7 million, compared with $73.7 million in the second quarter of 2007, an increase of 29.9%. Second quarter 2008 operating profit was $9.4 million, compared with operating profit of $6.4 million in the second quarter of 2007, an increase of 46.9%.
The second quarter of 2008 sales reflected revenue growth in aerospace and defense programs of $19.1 million and higher environmental sales of $2.9 million. The second quarter 2008 sales improvement primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications, as well as defense and environmental programs. Operating profit in first six months of 2008 reflected the impact of higher revenue and higher margins in aerospace programs, favorable fee adjustments and improved overhead rates, partially offset by lower margins in certain environmental programs. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $1.4 million in the second quarter of 2008, compared with $1.6 million for the second quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $2.0 million in the second quarter of 2008 and 2007. Segment operating profit was impacted by $0.2 million of stock option compensation expense for both the second quarter of 2008 and 2007.
First six months of 2008 compared with the first six months of 2007
Our Engineered Systems segment’s first six months 2008 sales were $179.2 million, compared with first six months 2007 sales of $147.6 million, an increase of 21.4%. First six months 2008 operating profit was $17.5 million, compared with operating profit of $12.9 million for the first six months of 2007, an increase of 35.7%.
The first six months 2008 sales reflected revenue growth in aerospace and defense programs of $26.4 million, and higher environmental sales of $5.2 million. The first six months 2008 sales improvement primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications, as well as defense and environmental programs. Operating profit in the first six months of 2008 reflected the impact of higher revenue and higher margins in aerospace programs, favorable fee adjustments and improved overhead rates, partially offset by lower margins in certain environmental programs. Segment operating profit was impacted by $0.4 million of stock option compensation expense for both the first six months of 2008 and the first six months of 2007. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $2.6 million in the first six months of 2008, compared with $3.2 million in the first six months of 2007. Pension expense allocated to contracts pursuant to CAS was $3.8 million in the first six months of 2008 and $4.0 million for the first six months of 2007.
Aerospace Engines and Components
Second quarter of 2008 compared with the Second quarter of 2007
Our Aerospace Engines and Components segment’s second quarter 2008 sales were $47.9 million, compared with $46.0 million in the second quarter of 2007, an increase of 4.1%. Second quarter 2008 operating profit was $5.0 million, compared with $6.1 million in the second quarter of 2007, a decrease of 18.0%. Operating profit for the second quarter of 2008 reflected higher legal fees as well as increased LIFO expense of $0.2 million. Segment operating profit included pension expense, under SFAS No. 87 and No. 158, of $0.2 million in the second quarter of 2008 compared with $0.1 million in the second quarter of 2007.
First six months of 2008 compared with the first six months of 2007
Our Aerospace Engines and Components segment’s first six months 2008 sales were $94.4 million, compared with first six months 2007 sales of $92.4 million, an increase of 2.2%. The first six months 2008 operating profit was $9.6 million, compared with operating profit of $12.1 million in the first six months of 2007, a decrease of 20.7%.
Operating profit for the first six months of 2008 reflected higher legal fees as well as increased LIFO expense of $0.2 million. Segment operating profit was impacted by $0.1 million of stock option compensation expense for the first six months of 2008, compared with $0.3 million for the first six months of 2007. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.3 million in the first six months of 2008 compared with $0.4 million in the first six months of 2007.

Energy and Power Systems
Second quarter of 2008 compared with the second quarter of 2007
Our Energy and Power Systems segment’s second quarter 2008 sales were $18.9 million, compared with $14.6 million in the second quarter of 2007, an increase of 29.5%. Second quarter 2008 operating profit was $2.8 million, compared with $1.0 million in the second quarter of 2007, an increase of 180.0%.
Second quarter 2008 sales primarily reflected higher sales in the turbine engine business and higher government power systems sales partially offset by lower commercial hydrogen generators sales. Operating profit reflected higher sales and margins in the turbine engine business, partially offset by the impact of lower margins in the hydrogen generator business. Operating profit was favorably impacted by $1.3 million for environmental reserves no longer needed due to a final settlement.
First six months of 2008 compared with the first six months of 2007
Our Energy and Power Systems segment’s sales were $39.4 million, compared with $31.6 million for the first six months of 2007, an increase of 24.7%. Operating profit was $5.0 million for the first six months of 2008, compared with $2.8 million for the first six months of 2007, an increase of 78.6%.
The first six months 2008 sales primarily reflected higher government power systems sales and higher turbine engine sales. Commercial hydrogen generators and battery products sales increased slightly. Operating profit improvement in the first six months of 2008 was primarily due to higher sales, sales mix and $1.3 million for environmental reserves no longer needed due to a final settlement. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.1 million for the first six months of 2008, compared with $0.2 million for the first six months of 2007. Pension expense allocated to contracts pursuant to CAS was $0.1 million in the first six months of 2008 compared with $0.2 million for the first six months of 2007.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $61.1 million for the first six months of 2008, compared with $68.9 million for the same period of 2007. The lower net cash provided in the first six months of 2008, compared with the first six months of 2007, was primarily due to higher income tax payments of $6.2 million, higher pension contributions of $2.6 million and higher working capital requirements due to increased sales, partially offset by higher net income and the contribution from recent acquisitions.
Our net cash used by investing activities was $219.4 million for the first six months of 2008, compared with cash used by investing activities of $64.2 million for the first six months of 2007. The 2008 and 2007 amount included $200.9 million and $42.7 million, respectively, for the purchase of businesses, net of cash acquired.
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
On January 31, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired TSS International for GBP 29.1 million in cash (approximately $57.1 million). Total cash paid, net of cash acquired, was $54.8 million. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International had revenue of GBP 12.0 million (approximately $23.9 million) for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.

On December 31, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Impulse for $34.9 million in cash, net of a $0.1 million purchase price adjustment. Impulse, headquartered in San Diego, California, manufactures waterproof neoprene and glass reinforced epoxy connector products for harsh environments. Impulse had sales of $16.8 million for its fiscal year ended December 31, 2006. Teledyne operates this business under the name Teledyne Impulse.
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
On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc. (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At July 1, 2007 total cash paid, net of cash acquired, was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments, in connection with the acquisition, payable through 2010 in three installments. The first installment of $0.3 million was paid in the second quarter of 2008.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment. The $1.0 million purchase price adjustment was paid on July 13, 2007. DGO, headquartered in Seabrook, New Hampshire, manufacturers highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.
Our net cash used by investing activities for 2007 also included a $0.8 million contingent payment related to the Cougar Components Corporation acquisition made in 2005.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. The ODI minority stockholders have the option to sell their shares of ODI to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price. In 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million, of which $0.2 million was paid in the first six months of 2007. In the first six months of 2008, Teledyne Instruments acquired an additional 22.3% of ownership in ODI for $36.1 million. At June 29, 2008, Teledyne Instruments owned 84.1% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, will be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at the same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. The calculation of the formula-determined purchase price is based principally on a multiple of ODI’s earnings before interest, taxes and deprecation and amortization for the previous 12 month period. Based on the formula-determined purchase price as of the quarter ended June 29, 2008, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $25.3 million. However, the actual aggregate amount of funds that we will spend to repurchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as this amount will depend on when individual stockholders elect to exercise their put options and on the actual financial performance of ODI.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first six months of 2008 and 2007 were $18.5 million and $22.4 million, respectively.
Teledyne Technologies’ goodwill was $465.1 million at June 29, 2008 and $351.6 million at December 30, 2007. Teledyne Technologies’ net acquired intangible assets were $108.9 million at June 29, 2008 and $61.7 million at December 30, 2007. The increase in the balance of goodwill in 2008 primarily resulted from the acquisitions made in fiscal 2008 and an increase of $30.6 million related to the additional share purchases of ODI. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008 and amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the four acquisitions made in fiscal 2008. The Company made preliminary estimates as of June 29, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the Judson acquisition was $15.8 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the TSS acquisition was $25.9 million and $22.5 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the Impulse acquisition was $15.5 million and $16.2 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of June 29, 2008 for the Storm acquisition was $27.3 million and $10.0 million, respectively. These amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment Goodwill resulting from the Judson, TSS and Impulse acquisitions will be deductible for tax purposes.
Cash used by financing activities for the first six months of 2008 included net borrowings of $153.1 million compared with net repayments of borrowings of $11.8 million for the first six months of 2007. The first six months of 2008 and 2007 included $4.0 million and $2.1 million, respectively, in excess tax benefits related to stock-based compensation. Proceeds from the exercise stock options were $5.5 million and $4.2 million for the first six months of 2008 and 2007, respectively.
On July 7, 2008, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Webb Research Corp. (“Webb Research”) for $24.2 million in cash. Webb Research, located in E. Falmouth, Massachusetts, is a manufacturer of autonomous underwater gliding vehicles, as well as autonomous profiling drifters and floats. Webb Research had sales of $12.2 million for its fiscal year ended December 31, 2007. Teledyne operates this business under the name Teledyne Webb Research.
On August 1, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, has entered into an agreement to acquire the defense electronics business of Filtronic PLC for £13.0 million (approximately $25.7 million). The defense electronics business, principally based in Shipley, United Kingdom, provides customized microwave subassemblies and integrated subsystems to the global defense industry. The closing of the transaction, which is subject to various conditions, is anticipated to occur before the end of August 2008. The defense electronics business had sales of £14.5 million (approximately $28.7 million) for its fiscal year ended May 31, 2008.
Working capital was $282.4 million at June 29, 2008, compared with $213.7 million at December 30, 2007. The increase from December 30, 2007 reflects higher working capital requirements due to increased sales and working capital from acquisitions.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $45.0 million in 2008, of which $18.5 million has been spent in the first six months of 2008.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At June 29, 2008, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $300.1 million at June 29, 2008.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. This Statement will be effective for Teledyne’s 2009 fiscal year and interim periods within that fiscal year. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective, December 31, 2007 and did not elect the fair value measurement option for any of our financial assets or liabilities.
In June 2007, the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective, December 31, 2007 and it did not have an effect on the Company’s consolidated results of operations or financial position.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of

Lease Classification or Measurement under Statement 13” (“FSP 157-1”) which removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.
Outlook
Based on its current outlook, the Company’s management believes that third quarter 2008 earnings per share will be in the range of approximately $0.77 to $0.79. The full year 2008 earnings per share outlook is expected to be in the range of approximately $3.20 to $3.25, an increase from the prior outlook of $2.98 to $3.06. The Company’s 2008 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due to organic growth and recent acquisitions. In addition, the Company’s third quarter and full year 2008 earnings per diluted share outlook reflects an anticipated increase in expenses, including intangible asset amortization, as a result of these acquisitions. Furthermore, operating margin in the second quarter of 2008 was higher than is currently expected for the second half of 2008 due to the aforementioned favorable settlements and fee adjustments in the second quarter of 2008. The Company’s estimated effective tax rate for 2008 is expected to be 39.0%, excluding expected research and development income tax refunds of $1.3 million recorded in the first quarter of 2008.
The full year 2008 earnings outlook includes approximately $9.6 million in pension expense under SFAS No. 87 and No. 158, or $0.1 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. Full year 2007 earnings included $11.9 million in pension expense under SFAS No. 87 and No. 158, or $1.7 million in net pension expense after recovery of allowable pension costs from our CAS covered government contracts. The decrease in full year 2008 pension expense reflects the return on pension assets, as well as pension contributions made in 2007.
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

While our growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and to achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses outside of the United States, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.
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
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2007 Annual Report on Form 10-K. At June 29, 2008, Teledyne had two currency forward contracts outstanding for a total notional amount of $1.0 million which we consider immaterial and expires in various amounts during the months of July through December 2008. The contracts were entered into in February 2008 and April 2008 and involve British Pounds and US Dollars. There were no other hedging contracts outstanding at June 29, 2008.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of June 29, 2008, we had $281.1 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.8 million, assuming the $281.1 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 29, 2008, are effective.
In connection with our evaluation during the quarterly period ended June 29, 2008, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 25 for some factors reflected in our 2008 earnings per share outlook.

Item 4.	Submission of Matters to a Vote of Security Holders
This information was provided in Teledyne Technologies’ First Quarter 2008 Form 10Q under Part II Item 4, filed on May 2, 2008.

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

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: August 8, 2008	By:	/s/ Dale A. Schnittjer
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