Form 10-Q
period 2008-09-28
TELEDYNE TECHNOLOGIES INC
filed 2008-10-31
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2008

Common Stock, $.01 par value per share	35,869,284 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2008
AND SEPTEMBER 30, 2007
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2008	2007	2008	2007
Net Sales	$497.6	$408.9	$1,428.2	$1,194.8
Costs and expenses
Cost of sales	348.5	284.9	994.7	831.8
Selling, general and administrative expenses	97.2	84.0	278.1	242.5

Total costs and expenses	445.7	368.9	1,272.8	1,074.3

Income before other income and expense and income taxes	51.9	40.0	155.4	120.5
Other income (expense), net	(0.1)	0.9	0.4	1.4
Interest and debt expense, net	(2.5)	(3.0)	(8.0)	(10.1)
Minority interest	(0.2)	(0.9)	(1.9)	(2.5)

Income before income taxes	49.1	37.0	145.9	109.3
Provision for income taxes	18.2	9.9	54.5	37.4

Net income	$30.9	$27.1	$91.4	$71.9

Basic earnings per common share	$0.87	$0.77	$2.58	$2.06

Weighted average common shares outstanding	35.6	35.0	35.4	34.9

Diluted earnings per common share	$0.84	$0.75	$2.50	$1.99

Weighted average diluted common shares outstanding	36.7	36.2	36.5	36.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share amounts)

	September 28,	December 30,
	2008	2007
	(Unaudited)
Assets

Current Assets
Cash and cash equivalents	$14.8	$13.4
Accounts receivable, net	293.1	241.1
Inventories, net	216.9	174.6
Deferred income taxes, net	41.7	34.5
Prepaid expenses and other current assets	29.4	13.1

Total current assets	595.9	476.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $240.2 at September 28, 2008 and $218.3 at December 30, 2007	196.3	177.2
Deferred income taxes, net	31.2	56.9
Goodwill, net	484.3	351.6
Acquired intangibles, net	115.9	61.7
Other long-term assets	35.5	35.3

Total Assets	$1,459.1	$1,159.4

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$128.8	$105.1
Accrued liabilities	206.7	157.1
Current portion of long-term debt and capital lease obligation	0.8	0.8

Total current liabilities	336.3	263.0
Long-term debt and capital lease obligation	287.5	142.4
Accrued pension obligation	52.0	74.3
Accrued postretirement benefits	21.4	22.9
Minority interest	4.8	8.9
Other long-term liabilities	113.6	117.7

Total Liabilities	815.6	629.2
Stockholders’ Equity
Common stock, $0.01 par value; outstanding shares 35,869,024 at September 28, 2008 and 35,150,117 at December 30, 2007	0.4	0.4
Additional paid-in capital	236.9	206.9
Retained earnings	475.5	384.1
Accumulated other comprehensive loss	(69.3)	(61.2)

Total Stockholders’ Equity	643.5	530.2

Total Liabilities and Stockholders’ Equity	$1,459.1	$1,159.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2008 AND SEPTEMBER 30, 2007
(Unaudited — Amounts in millions)

	Nine Months
	2008	2007
Cash flow from operating activities
Net income	$91.4	$71.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36.4	25.6
Gain on disposal of fixed assets	—	(0.1)
Deferred income taxes	22.8	(7.6)
Stock option compensation expense	5.6	5.1
Excess income tax benefits from stock options	(9.9)	(2.4)
Minority interest in net income of consolidated subsidiaries	1.9	2.5

Changes in operating assets and liabilities, excluding the effect of acquisitions:
Increase in accounts receivable	(32.3)	(4.1)
Increase in inventories	(16.9)	(18.6)
Decrease in prepaid expenses and other assets	—	0.1
Increase in accounts payable	15.8	5.1
Increase in accrued liabilities	32.1	33.7
Increase in income taxes payable, net	2.1	5.5
Increase in long-term assets	(0.2)	(1.2)
Increase (decrease) in other long-term liabilities	(10.9)	7.0
Increase (decrease) in accrued pension obligation	(22.2)	1.9
Decrease in accrued postretirement benefits	(1.5)	(1.1)
Other operating, net	(1.3)	0.1

Net cash provided by operating activities	112.9	123.4

Cash flow from investing activities
Purchases of property, plant and equipment	(28.4)	(30.7)
Purchase of businesses, net of cash acquired	(250.1)	(47.5)
Proceeds from sale of assets	—	1.3

Net cash used by investing activities	(278.5)	(76.9)

Cash flow from financing activities
Net proceeds from (repayments of) debt	145.0	(50.8)
Proceeds from exercise of stock options	12.1	5.0
Excess income tax benefits from stock options	9.9	2.4

Net cash provided by (used by) financing activities	167.0	(43.4)

Increase in cash and cash equivalents	1.4	3.1
Cash and cash equivalents—beginning of period	13.4	13.0

Cash and cash equivalents—end of period	$14.8	$16.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2008
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of September 28, 2008, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 28, 2008 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2008 presentation. In the fourth quarter of 2007, the Company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. Both the turbine engine business and the battery products business were previously part of the Aerospace Engines and Components segment. In addition, the Systems Engineering Solutions segment was renamed Engineered Systems. Previously reported segment financial data for the third quarter and nine months of 2007 reflects the new segment presentation to provide comparability between periods. This segment realignment had no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented and also did not affect the results of the Electronics and Communications or Engineered Systems segments.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Teledyne will adopt the provisions of SFAS No. 141R, effective December 29, 2008 and does not expect a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements: however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate.

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

Note 2. Business Combinations
On August 15, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, completed the acquisition of the defense electronics business of Filtronic PLC for £13.0 million (approximately $24.3 million) in cash. Total cash paid, net of cash acquired, was $23.7 million. The defense electronics business, principally based in Shipley, United Kingdom, provides customized microwave subassemblies and integrated subsystems to the global defense industry. The defense electronics business had sales of £14.5 million for its fiscal year ended May 31, 2008. Teledyne operates this business under the name Teledyne Defence Limited.
On July 7, 2008, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Webb Research Corp. (“Webb Research”) for $24.2 million in cash or $24.3 million including certain expenses. Webb Research, located in E. Falmouth, Massachusetts, is a manufacturer of autonomous underwater gliding vehicles, as well as autonomous profiling drifters and floats. Webb Research had sales of $12.2 million for its fiscal year ended December 31, 2007. Teledyne operates this business under the name Teledyne Webb Research.
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
On January 31, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired all of the outstanding stock of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) for £29.1 million (approximately $57.1 million) in cash. Total cash paid, net of cash acquired, was $54.8 million. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International had sales of £12.0 million for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.
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
On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc. (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At September 30, 2007 total cash paid, net of cash acquired, was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments, in connection with the acquisition, payable through 2010 in three installments. The first installment of $0.3 million was paid in the second quarter of 2008.

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
Our net cash used by investing activities for 2007 also included a $0.8 million contingent payment related to the Cougar Components Corporation acquisition made in 2005 and a payment of $3.7 million related to the RD Instruments acquisition made in 2005.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in Ocean Design, Inc. (“ODI”) for approximately $30 million in cash. Pursuant to agreements in connection with our acquisition of a majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. In 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million, of which $0.2 million was paid in the first nine months of 2007. In the first nine months of 2008, Teledyne Instruments acquired an additional 23.4% of ownership in ODI for $37.4 million. At September 28, 2008, Teledyne Instruments owned 85.2% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the stockholders. Based on the formula-determined purchase price as of the quarter ended September 28, 2008, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $22.3 million. However, the actual aggregate amount of funds that we will spend to purchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments.
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
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the six acquisitions made in during fiscal 2008 through September 28, 2008 (in millions):

Current assets	$53.7
Property, plant and equipment	15.4
Goodwill	106.1
Acquired intangible assets	68.2
Current liabilities	(27.0)
Long-term liabilities	(4.3)

Total net assets acquired	$212.1

Teledyne Technologies’ goodwill was $484.3 million at September 28, 2008 and $351.6 million at December 30, 2007. Teledyne Technologies’ net acquired intangible assets were $115.9 million at September 28, 2008 and $61.7 million at December 30, 2007. The increase in the balance of goodwill in 2008 primarily resulted from the acquisitions made in fiscal 2008 and a $31.5 million increase related to the additional share purchases of ODI. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008 and amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the six acquisitions made in fiscal 2008 through September 28, 2008. The Company made preliminary estimates as of September 28, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Judson acquisition was $15.8 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the TSS acquisition was $28.4 million and $22.5 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Impulse acquisition was $15.5 million and $16.2 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Storm acquisition was $26.8 million and $10.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Webb Research acquisition was $14.7 million and $7.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Filtronic acquisition was $4.9 million and $6.5 million, respectively. These amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment. Goodwill resulting from the Judson, TSS, Impulse, Webb Research and Filtronic acquisitions will be deductible for tax purposes.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the third quarter and first nine months of 2008 and 2007 consists of the following (in millions):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Net income	$30.9	$27.1	$91.4	$71.9
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(7.0)	0.2	(8.1)	0.4

Total other comprehensive gain (loss)	(7.0)	0.2	(8.1)	0.4

Total comprehensive income	$23.9	$27.3	$83.3	$72.3

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Basic earnings per share
Net income	$30.9	$27.1	$91.4	$71.9

Weighted average common shares outstanding	35.6	35.0	35.4	34.9

Basic earnings per common share	$0.87	$0.77	$2.58	$2.06

Diluted earnings per share
Net income	$30.9	$27.1	$91.4	$71.9

Weighted average common shares outstanding	35.6	35.0	35.4	34.9
Dilutive effect of exercise of options outstanding	1.1	1.2	1.1	1.2

Weighted average diluted common shares outstanding	36.7	36.2	36.5	36.1

Diluted earnings per common share	$0.84	$0.75	$2.50	$1.99

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.9 million and $5.6 million in stock option compensation expense for the third quarter and first nine months of 2008, respectively. For the third quarter and first nine months of 2007, the Company recorded a total of $1.8 million and $5.1 million, respectively in stock option expense. In 2008, the Company expects approximately $7.8 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

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
Stock option transactions for Teledyne Technologies’ employee stock option plans for the third quarter and nine months ended September 28, 2008 are summarized as follows:

	2008
	Third Quarter		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	2,753,081	$28.59	2,702,157	$24.71
Granted	2,500	$59.05	355,298	$50.85
Exercised	(352,011)	$18.88	(636,185)	$19.01
Cancelled or expired	(4,513)	$29.36	(22,213)	$31.48

Ending balance	2,399,057	$30.02	2,399,057	$30.02

Options exercisable at end of period	1,571,354	$23.06	1,571,354	$23.06

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the third quarter and nine months ended September 28, 2008 are summarized as follows:

	2008
	Third Quarter		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise		Exercise
		Price	Shares	Price
Beginning balance	388,076	$25.46	348,266	$22.44
Granted	2,801	$34.02	42,611	$50.70

Ending balance	390,877	$25.52	390,877	$25.52

Options exercisable at end of period	347,281	$22.40	347,281	$22.40

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $3.7 million at September 28, 2008 and $1.0 million at December 30, 2007.

Note 7. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the LIFO method, FIFO method and average cost method. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	September 28, 2008	December 30, 2007
Raw materials and supplies	$87.7	$64.7
Work in process	139.4	122.6
Finished goods	21.0	17.6

	248.1	204.9
Progress payments	(4.3)	(4.7)
LIFO reserve	(26.9)	(25.6)

Total inventories, net	$216.9	$174.6

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $24.3 million and $24.2 million at September 28, 2008 and December 30, 2007, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $85.8 million and $69.9 million at September 28, 2008 and December 30, 2007, respectively. Accrued liabilities also included customer related deposits and credits of $34.9 million and $28.1 million at September 28, 2008 and December 30, 2007, respectively. Accrued liabilities included the short term portion of aircraft product liability reserves of $18.6 million at September 28, 2008 and $3.2 million at December 30, 2007. Other long-term liabilities included aircraft product liability reserves of $37.0 million and $50.6 million at September 28, 2008 and December 30, 2007, respectively. Other long-term liabilities also included deferred compensation liabilities of $24.1 million and $23.8 million at September 28, 2008 and December 30, 2007, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2008 and 2007 are as follows (in millions):

	First Nine Months
	2008	2007
Balance at beginning of year	$11.4	$11.4
Accruals for product warranties charged to expense	6.9	5.6
Cost of product warranty claims	(6.0)	(5.8)
Acquisitions	2.2	0.1

Balance at end of period	$14.5	$11.3

Note 9. Income Taxes
The Company’s effective tax rate for the third quarter and first nine months of 2008 was 37.1% and 37.4% compared with 26.8% and 34.2% for the third quarter and first nine months of 2007. The effective tax rate for the first nine months of 2008 reflects a research and development income tax credit of $1.3 million for the 2007 tax year which was recorded in the first quarter of 2008 and also reflects the third quarter reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items, the Company’s effective tax rate for the third quarter and first nine months of 2008 would have been 38.8%. The effective tax rate for the third quarter and first nine months of 2007 reflects the impact of research and development income tax credits of $4.0 million in the third quarter and the reversal of $1.0 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations, of which $0.5 million was included in the third quarter. Excluding these items, the Company’s effective tax rate for the third quarter and first nine months of 2007 would have been 39.1% and 38.8%, respectively.
Except for claims for refunds related to credits for research activities, the Company has concluded all U.S. federal and California income tax matters for all years through 2004. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2003. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the first nine months of 2008, unrecognized tax benefits decreased $0.3 million for tax positions taken during a prior period, and increased $5.0 million for tax positions taken during the current period. The total amount of unrecognized tax benefits that would affect the effective tax rate increased $5.0 million during the first nine months of 2008.
Note 10. Long-Term Debt and Capital Lease
At September 28, 2008, Teledyne Technologies had $284.0 million outstanding under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $297.4 million at September 28, 2008. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At September 28, 2008, the Company was in compliance with these covenants. The Company also has two $5.0 million uncommitted credit lines available. These credit lines are utilized, as needed, for periodic cash needs. Total debt at September 28, 2008 includes $284.0 million outstanding under the $590.0 million credit facility at a weighted average interest rate of 3.0% and $0.6 million in other debt, which is current. The Company also has $3.7 million in capital leases, of which $0.2 million is current. At September 28, 2008, Teledyne Technologies had $8.6 million in outstanding letters of credit.
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
At September 28, 2008, the Company’s reserves for environmental remediation obligations totaled $2.2 million, of which $0.2 million is included in current liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $20.1 million for its current aircraft product liability insurance policies which expire on May 31, 2009. At September 28, 2008, the Company’s reserves for aircraft product liabilities totaled $55.6 million, of which $18.6 million is included in current liabilities. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses.
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

Teledyne Technologies’ net periodic pension expense was $2.4 million and $7.2 million for the third quarter and first nine months of 2008, compared with net periodic pension expense of $3.0 million and $8.9 for the third quarter and first nine months of 2007 in accordance with the pension accounting requirements of SFAS No. 87 and SFAS No. 158. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million and $7.1 million for the third quarter and first nine months of 2008, compared with $2.5 million and $7.6 million for the third quarter and first nine months of 2007. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The Company made contributions to its pension plan totaling $28.7 million in the first nine months of 2008 compared with $6.3 million for the first nine months of 2007. The higher amount contributed in 2008 included a discretionary contribution of $20.0 million in September 2008.
The Company sponsors several postretirement defined benefit plans that cover certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2008 and 2007 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2008	2007	2008	2007
Service cost — benefits earned during the period	$4.3	$4.1	$12.9	$12.4
Interest cost on benefit obligation	9.6	9.2	28.8	27.6
Expected return on plan assets	(12.4)	(11.7)	(37.3)	(35.2)
Amortization of prior service cost	0.1	0.4	0.5	1.2
Recognized actuarial loss	0.8	1.0	2.3	2.9

Net periodic benefit expense	$2.4	$3.0	$7.2	$8.9

	Third Quarter		Nine Months
Postretirement Benefits	2008	2007	2008	2007
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.4	0.3	1.1	0.8
Amortization of prior service cost	(0.2)	—	(0.4)	—
Recognized actuarial gain	(0.2)	(0.2)	(0.6)	(0.5)

Net periodic benefit expense	$—	$0.1	$0.1	$0.3

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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income (amounts in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2008	2007	Change	2008	2007	Change
Net sales:
Electronics and Communications	$330.3	$273.8	20.6%	$947.9	$788.1	20.3%
Engineered Systems	97.9	75.8	29.2%	277.1	223.4	24.0%
Aerospace Engines and Components (a)	46.3	46.2	0.2%	140.7	138.6	1.5%
Energy and Power Systems (a)	23.1	13.1	76.3%	62.5	44.7	39.8%

Total net sales	$497.6	$408.9	21.7%	$1,428.2	$1,194.8	19.5%

Operating profit and other segment income:
Electronics and Communications	$46.0	$37.0	24.3%	$133.3	$104.5	27.6%
Engineered Systems	9.9	6.2	59.7%	27.4	19.1	43.5%
Aerospace Engines and Components (a)	1.5	4.1	(63.4)%	11.1	16.2	(31.5)%
Energy and Power Systems (a)	2.2	0.5	340.0%	7.2	3.3	118.2%

Segment operating profit and other segment income	$59.6	$47.8	24.7%	$179.0	$143.1	25.1%
Corporate expense	(7.7)	(7.8)	(1.3)%	(23.6)	(22.6)	4.4%
Other income (expense), net	(0.1)	0.9	*	0.4	1.4	(71.4)%
Minority interest	(0.2)	(0.9)	(77.8)%	(1.9)	(2.5)	(24.0)%
Interest expense, net	(2.5)	(3.0)	(16.7)%	(8.0)	(10.1)	(20.8)%

Income before income taxes	49.1	37.0	32.7%	145.9	109.3	33.5%
Provision for income taxes (b)	18.2	9.9	83.8%	54.5	37.4	45.7%

Net income	$30.9	$27.1	14.0%	$91.4	$71.9	27.1%

(a)	Previously reported information for the third quarter and first nine months of 2007 was changed to reflect the current segment structure effective in the fourth quarter of 2007.

(b)	The first nine months of 2008 includes income tax credits of $1.3 million recorded in the first quarter of 2008 and also reflects the reversal in the third quarter of 2008 of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. The first nine months of 2007 includes income tax credits of $4.0 million in the third quarter of 2007 and also reflects the reversal of $1.0 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations, of which $0.5 million was included in the third quarter of 2007.

*	percentage change not meaningful
Note 14. Subsequent Event
On October 16, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired Cormon Limited and Cormon Technology Limited (together “Cormon”) for £12.0 million (approximately $21.0 million) in cash. Cormon, headquartered in Lancing, United Kingdom, designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems. Cormon had sales of £6.8 million for its fiscal year ended March 31, 2008. The acquired business will operate under the name Teledyne Cormon Limited.

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
Results of Operations
Third quarter of 2008 compared with the third quarter of 2007
Teledyne Technologies’ third quarter 2008 sales were $497.6 million, compared with sales of $408.9 million for the same period of 2007, an increase of 21.7%. Net income for the third quarter of 2008 was $30.9 million ($0.84 per diluted share) compared with net income of $27.1 million ($0.75 per diluted share) for the third quarter of 2007, an increase of 14.0%. The increase in sales for the 2008 period, compared with the same 2007 period, was driven by acquisitions and organic growth.
The third quarter of 2008, compared with the same period in 2007, reflected higher sales in each business segment. The higher sales in the Electronics and Communications segment resulted from organic sales growth and strategic acquisitions, including the acquisition of assets of Impulse Enterprise (“Impulse”) on December 31, 2007, the acquisition of Storm Products Co. (“Storm”) on December 31, 2007, the acquisition of S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited (together “TSS International”) on January 31, 2008, the acquisition of assets of Judson Technologies, LLC (“Judson”) on February 1, 2008, the acquisition of Webb Research (“Webb Research”) on July 7, 2008, and the acquisition of the Defense Electronics business of Filtronic PLC on August 15, 2008. Incremental revenue in the third quarter of 2008 from businesses acquired since the end of fiscal 2006 was $38.1 million.
The increase in earnings for the third quarter of 2008, compared with the same period of 2007, reflects improved operating profit in each operating segment except the Aerospace Engines and Components segment. Incremental operating profit in the third quarter of 2008 from businesses acquired since the end of fiscal 2006, including synergies, was $3.8 million.
The third quarter of 2008 included pension expense, in accordance with the pension requirements of Statement of Financial Accounting Standards (“SFAS”) No. 87 and No. 158 of $2.4 million, compared with pension expense of $3.0 million in the third quarter of 2007. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million in the third quarter of 2008, compared with pension expense of $2.5 million in the third quarter of 2007. For the third quarter of 2008 and 2007, we recorded a total of $1.9 million and $1.8 million, respectively, in stock option compensation expense.
Cost of sales in total dollars was higher in the third quarter of 2008, compared with the third quarter of 2007, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the third quarter of 2008 increased to 70.0% from 69.7% for the third quarter of 2007 and reflected sales mix differences. Cost of sales for the third quarter of 2008 also reflected higher LIFO expense of $0.3 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the third quarter of 2008, compared with the third quarter of 2007. This increase was primarily due to higher sales, driven by acquisitions and organic growth. Selling, general and administrative expenses for the third quarter of 2008, as a percentage of sales, decreased to 19.5%, compared with 20.5% in the third quarter of 2007, and primarily reflected lower general and administrative expenses.
Interest expense, net of interest income, was $2.5 million in the third quarter of 2008, compared with $3.0 million for the third quarter of 2007. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels. Other income and expense included higher deferred compensation expenses. Minority interest reflects the minority ownership interest in Ocean Design, Inc. (“ODI”) and Teledyne Energy Systems, Inc.

The Company’s effective tax rate for the third quarter of 2008 was 37.1% compared with 26.8% for the third quarter of 2007. The effective tax rate for the third quarter of 2008 reflects the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item, the Company’s effective tax rate for the third quarter of 2008 would have been 38.8%. The effective tax rate for the third quarter of 2007 reflects the impact of expected research and development income tax refunds of $4.0 million and also reflects the reversal of $0.5 million in income tax contingency reserves during the third quarter of 2007 which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the Company’s effective tax rate for the third quarter of 2007 would have been 39.1%.
First nine months of 2008 compared with the first nine months of 2007
Teledyne Technologies’ sales for the first nine months of 2008 were $1,428.2 million, compared with sales of $1,194.8 million for the same period of 2007, an increase of 19.5%. Net income for the first nine months of 2008 was $91.4 million ($2.50 per diluted share) compared with net income of $71.9 million ($1.99 per diluted share) for the first nine months of 2007, an increase of 27.1%. The increase in sales for the 2008 period, compared with the same 2007 period, was driven by acquisitions and organic sales growth.
The first nine months of 2008, compared with the same period in 2007, reflected higher sales in each operating segment. The higher sales in the Electronics and Communications segment resulted from organic sales growth and strategic acquisitions, including the acquisition of assets of D.G. O’Brien, Inc. (“DGO”) on March 30, 2007, the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007, the acquisition of TSS International on January 31, 2008, the acquisition of assets of Judson on February 1, 2008, the acquisition of Webb Research on July 7, 2008, and the acquisition of the Defense Electronics business of Filtronic PLC on August 15, 2008. Incremental revenue in the first nine months of 2008 from businesses acquired since the end of fiscal 2006 was $100.9 million.
The increase in earnings for the first nine months of 2008, compared with the same period of 2007, reflected improved operating profit in each operating segment except the Aerospace Engines and Components segment. Incremental operating profit in the first nine months of 2008 from businesses acquired since the end of fiscal 2006, including synergies, was $11.1 million. The first nine months of 2008 included pension expense in accordance with the pension requirements of SFAS No. 87 and SFAS No. 158 of $7.2 million, compared with pension expense of $8.9 million in the first nine months of 2007. Pension expense allocated to contracts pursuant to CAS was $7.1 million in the first nine months of 2008, compared with pension expense of $7.6 million in the first nine months of 2007. For the first nine months of 2008 and 2007, we recorded a total of $5.6 million and $5.1 million respectively in stock option compensation expense.
Cost of sales in total dollars was higher in first nine months of 2008, compared with the first nine months of 2007, primarily due to higher sales, driven by acquisitions and organic growth. Cost of sales as a percentage of sales for the first nine months of 2008 and the first nine months of 2007 was 69.6%. Cost of sales for the first nine months of 2008 also reflected lower LIFO expense of $0.2 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first nine months of 2008, compared with the first nine months of 2007. This increase is primarily due to higher sales, driven by acquisitions and organic growth. The increase also reflected higher corporate expense which reflected higher compensation expense and higher professional fees. Selling, general and administrative expenses for the first nine months of 2008, as a percentage of sales, decreased to 19.5%, compared with 20.3% in the first nine months of 2007, and primarily reflected lower general and administrative expenses.
Interest expense, net of interest income, was $8.0 million in the first nine months of 2008, compared with $10.1 million for the first nine months of 2007. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels. Minority interest reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc.
The Company’s effective tax rate for the first nine months of 2008 was 37.4% compared with 34.2% for the first nine months of 2007. The effective tax rate for the first nine months of 2008 reflects a research and development income tax refund of $1.3 million for the 2007 tax year which was recorded in the first quarter of 2008 and also reflects the third quarter reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item, the Company’s effective tax rate for the third quarter of 2008 would have been 38.8%. The effective tax rate for the first nine months of 2007 reflects the impact of the research and development income refunds of $4.0 million and also reflects the reversal of $1.0 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item, the Company’s effective tax rate for the first nine months of 2007 would have been 38.8%.
Review of Operations:
In the fourth quarter of 2007, the Company realigned Teledyne Energy Systems, Inc., Teledyne Turbine Engines and Teledyne Battery Products in a new segment called Energy and Power Systems. Both the turbine engine business and the battery products business were previously part of the Aerospace Engines and Components segment. In addition, the Systems Engineering Solutions segment was renamed Engineered Systems. Previously reported segment financial data for the third quarter and first nine months of 2007 reflects the new segment presentation to provide comparability between periods. The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2008	2007	Change	2008	2007	Change
Net sales:
Electronics and Communications	$330.3	$273.8	20.6%	$947.9	$788.1	20.3%
Engineered Systems	97.9	75.8	29.2%	277.1	223.4	24.0%
Aerospace Engines and Components (a)	46.3	46.2	0.2%	140.7	138.6	1.5%
Energy and Power Systems (a)	23.1	13.1	76.3%	62.5	44.7	39.8%

Total net sales	$497.6	$408.9	21.7%	$1,428.2	$1,194.8	19.5%

Operating profit and other segment income:
Electronics and Communications	$46.0	$37.0	24.3%	$133.3	$104.5	27.6%
Engineered Systems	9.9	6.2	59.7%	27.4	19.1	43.5%
Aerospace Engines and Components (a)	1.5	4.1	(63.4)%	11.1	16.2	(31.5)%
Energy and Power Systems (a)	2.2	0.5	340.0%	7.2	3.3	118.2%

Segment operating profit and other segment income	$59.6	$47.8	24.7%	$179.0	$143.1	25.1%
Corporate expense	(7.7)	(7.8)	(1.3)%	(23.6)	(22.6)	4.4%
Other income (expense), net	(0.1)	0.9	*	0.4	1.4	(71.4)%
Minority interest	(0.2)	(0.9)	(77.8)%	(1.9)	(2.5)	(24.0)%
Interest expense, net	(2.5)	(3.0)	(16.7)%	(8.0)	(10.1)	(20.8)%

Income before income taxes	49.1	37.0	32.7%	145.9	109.3	33.5%
Provision for income taxes (b)	18.2	9.9	83.8%	54.5	37.4	45.7%

Net income	$30.9	$27.1	14.0%	$91.4	$71.9	27.1%

(a)	Previously reported information for the third quarter and first nine months of 2007 was changed to reflect the current segment structure effective in the fourth quarter of 2007.

(b)	The first nine months of 2008 includes income tax credits of $1.3 million recorded in the first quarter of 2008 and also reflects the reversal in the third quarter of 2008 of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. The first nine months of 2007 includes income tax credits of $4.0 million in the third quarter of 2007 and also reflects the reversal of $1.0 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations, of which $0.5 million was included in the third quarter of 2007.

*	percentage change not meaningful

Electronics and Communications
Third quarter of 2008 compared with the third quarter of 2007
Our Electronics and Communications segment’s third quarter 2008 sales were $330.3 million, compared with third quarter 2007 sales of $273.8 million, an increase of 20.6%. Third quarter 2008 operating profit was $46.0 million, compared with operating profit of $37.0 million in the third quarter of 2007, an increase of 24.3%.
The third quarter 2008 sales improvement resulted from revenue growth in electronic instruments and defense electronics, partially offset by lower sales of other commercial electronics. The revenue growth of $38.6 million in electronic instruments was driven by organic sales growth and the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007, the acquisition of TSS International on January 31, 2008 and the acquisition of Webb Research on July 7, 2008. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market, other marine instruments and environmental instruments for the air and water monitoring. The revenue growth of $19.3 million in defense electronics was driven by organic sales growth, the acquisition of Storm on December 31, 2007, the acquisition of assets of Judson on February 1, 2008 and the acquisition of the Defense Electronics business of Filtronic PLC on August 15, 2008. Lower sales of other commercial electronics primarily reflected lower sales of medical electronic manufacturing services. Incremental revenue in the third quarter of 2008 from acquisitions made since the end of fiscal 2006 was $38.1 million. Segment operating profit was favorably impacted by revenue from acquisitions, organic sales growth and sales mix. Incremental operating profit in the third quarter of 2008, from businesses acquired since the end of fiscal 2006, including synergies, was $3.8 million. Segment operating profit was negatively impacted by $0.9 million of stock option compensation expense in the third quarter of 2008, compared with $0.8 million in the third quarter of 2007. Segment operating profit for the third quarter of 2008 reflected higher LIFO expense of $0.3 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $0.8 million in the third quarter of 2008, compared with $1.0 million in the third quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $0.4 million in both the third quarter of 2008 and the third quarter of 2007.
First nine months of 2008 compared with the first nine months of 2007
Our Electronics and Communications segment’s first nine months 2008 sales were $947.9 million, compared with first nine months 2007 sales of $788.1 million, an increase of 20.3%. First nine months 2008 operating profit was $133.3 million, compared with operating profit of $104.5 million in the first nine months of 2007, an increase of 27.6%.
The first nine months 2008 sales improvement resulted from revenue growth in electronic instruments and defense electronics, partially offset by lower sales of other commercial electronics. The revenue growth of $111.2 million in electronic instruments was driven by organic sales growth and the acquisition of assets of DGO on March 30, 2007, the acquisition of assets of Impulse on December 31, 2007, the acquisition of Storm on December 31, 2007, the acquisition of TSS International on January 31, 2008 and the acquisition of Webb Research on July 7, 2008. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market, other marine instruments and environmental instruments for the air and water monitoring. The revenue growth of $49.8 million in defense electronics was driven by organic sales growth, the acquisition of Storm on December 31, 2007, the acquisition of assets of Judson on February 1, 2008 and the acquisition of the Defense Electronics business of Filtronic PLC on August 15, 2008. Sales of other commercial electronics decreased slightly. Incremental revenue in the first nine months of 2008, from acquisitions made since the end of the 2006 was $100.9 million. Segment operating profit was favorably impacted by revenue from acquisitions, organic sales growth, sales mix and a settlement of $2.0 million. Incremental operating profit in the in the first nine months of 2008, from businesses acquired since the end of 2006, including synergies, was $11.1 million. Segment operating profit was negatively impacted by $2.7 million of stock option compensation expense in the first nine months of 2008, compared with $2.3 million for the first nine months of 2007. Segment operating profit for the first nine months of 2008 reflected lower LIFO expense of $0.4 million. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87 and No. 158, was $2.6 million in the first nine months of 2008, compared with $3.0 million in the first nine months of 2007. Pension expense allocated to contracts pursuant to CAS was $1.2 million in the first nine months of 2008 and $1.3 million in the first nine months of 2007.

Engineered Systems
Third quarter of 2008 compared with the third quarter of 2007
Our Engineered Systems segment’s third quarter 2008 sales were $97.9 million, compared with $75.8 million in the third quarter of 2007, an increase of 29.2%. Third quarter 2008 operating profit was $9.9 million, compared with operating profit of $6.2 million in the third quarter of 2007, an increase of 59.7%.
The third quarter 2008 sales reflected revenue growth in aerospace and defense programs of $18.2 million and higher environmental sales of $3.9 million. The third quarter 2008 sales improvement primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications, as well as defense and environmental programs. Operating profit in the third quarter of 2008 reflected the impact of higher revenue and higher margins in certain environmental programs as well as improved overhead rates. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $1.3 million in the third quarter of 2008, compared with $1.6 million for the third quarter of 2007. Pension expense allocated to contracts pursuant to CAS was $2.0 million in both the third quarter of 2008 and the third quarter of 2007. Segment operating profit was negatively impacted by $0.2 million of stock option compensation expense in both the third quarter of 2008 and the third quarter of 2007.
First nine months of 2008 compared with the first nine months of 2007
Our Engineered Systems segment’s first nine months 2008 sales were $277.1 million, compared with first nine months 2007 sales of $223.4 million, an increase of 24.0%. First nine months 2008 operating profit was $27.4 million, compared with operating profit of $19.1 million for the first nine months of 2007, an increase of 43.5%.
The first nine months 2008 sales reflected revenue growth in aerospace and defense programs of $44.6 million, and higher environmental sales of $9.1 million. The first nine months 2008 sales improvement primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications, as well as defense and environmental programs. Operating profit in the first nine months of 2008 reflected the impact of higher revenue and higher margins in aerospace programs, favorable fee adjustments and improved overhead rates. Segment operating profit was impacted by $0.6 million of stock option compensation expense for both the first nine months of 2008 and the first nine months of 2007. Operating profit also included pension expense under SFAS No. 87 and No. 158, of $3.8 million in the first nine months of 2008, compared with $4.9 million in the first nine months of 2007. Pension expense allocated to contracts pursuant to CAS was $5.7 million in the first nine months of 2008 and $6.0 million for the first nine months of 2007.
Aerospace Engines and Components
Third quarter of 2008 compared with the Third quarter of 2007
Our Aerospace Engines and Components segment’s third quarter 2008 sales were $46.3 million, compared with $46.2 million in the third quarter of 2007, an increase of 0.2%. Third quarter 2008 operating profit was $1.5 million, compared with $4.1 million in the third quarter of 2007, a decrease of 63.4%. Operating profit for the third quarter of 2008 reflected higher manufacturing costs and higher legal fees. Operating profit for the third quarter of 2007 included a $1.7 million writedown of accounts receivable related to a customer bankruptcy. Segment operating profit included pension expense, under SFAS No. 87 and No. 158, of $0.2 million in both the third quarter of 2008 and the third quarter of 2007.
First nine months of 2008 compared with the first nine months of 2007
Our Aerospace Engines and Components segment’s first nine months 2008 sales were $140.7 million, compared with first nine months 2007 sales of $138.6 million, an increase of 1.5%. The first nine months 2008 operating profit was $11.1 million, compared with operating profit of $16.2 million in the first nine months of 2007, a decrease of 31.5%.
Operating profit for the first nine months of 2008 reflected higher manufacturing costs and higher legal fees as well as increased LIFO expense of $0.2 million. Operating profit for the first nine months of 2007 included a $1.7 million writedown of accounts receivable related to a customer bankruptcy. Segment operating profit was impacted by $0.2 million of stock option compensation expense for both the first nine months of 2008 and the first nine months of 2007. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.5 million in both the first nine months of 2008 and the first nine months of 2007.
Energy and Power Systems
Third quarter of 2008 compared with the third quarter of 2007
Our Energy and Power Systems segment’s third quarter 2008 sales were $23.1 million, compared with $13.1 million in the third quarter of 2007, an increase of 76.3%. Third quarter 2008 operating profit was $2.2 million, compared with $0.5 million in the third quarter of 2007, an increase of 340.0%.
Third quarter 2008 sales primarily reflected higher turbine engine and government power systems sales partially offset by lower commercial hydrogen generators sales. Operating profit reflected the impact of higher sales and also reflected higher margins in the turbine engine business.
First nine months of 2008 compared with the first nine months of 2007
Our Energy and Power Systems segment’s sales were $62.5 million, compared with $44.7 million for the first nine months of 2007, an increase of 39.8%. Operating profit was $7.2 million for the first nine months of 2008, compared with $3.3 million for the first nine months of 2007, an increase of 118.2%.
The first nine months 2008 sales primarily reflected higher government power systems and turbine engine sales. Commercial hydrogen generators and battery products sales increased slightly. Operating profit improvement in the first nine months of 2008 was primarily due to higher sales, sales mix and $1.3 million for environmental reserves no longer needed due to a final settlement. Segment operating profit also included pension expense, under SFAS No. 87 and No. 158, of $0.2 million for the first nine months of 2008, compared with $0.3 million for the first nine months of 2007. Pension expense allocated to contracts pursuant to CAS was $0.2 million in the first nine months of 2008 compared with $0.4 million for the first nine months of 2007.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $112.9 million for the first nine months of 2008, compared with $123.4 million for the same period of 2007. The lower net cash provided in the first nine months of 2008, compared with the first nine months of 2007, was primarily due to higher pension contributions of $22.4 million and higher aircraft product defense and settlement payments of $7.3 million, partially offset by higher net income, the contribution from recent acquisitions and lower income tax payments of $9.0 million.
Our net cash used by investing activities was $278.5 million for the first nine months of 2008, compared with cash used by investing activities of $76.9 million for the first nine months of 2007. The 2008 and 2007 amount included $250.1 million and $47.5 million, respectively, for the purchase of businesses, net of cash acquired.
On August 15, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, completed the acquisition of the defense electronics business of Filtronic PLC for £13.0 million (approximately $24.3 million) in cash. Total cash paid, net of cash acquired, was $23.7 million. The defense electronics business, principally based in Shipley, United Kingdom, provides customized microwave subassemblies and integrated subsystems to the global defense industry. The defense electronics business had sales of £14.5 million for its fiscal year ended May 31, 2008. Teledyne operates this business under the name Teledyne Defence Limited
On July 7, 2008, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of Webb Research for $24.2 million in cash or $24.3 including certain expenses. Webb Research, located in E. Falmouth, Massachusetts, is a manufacturer of autonomous underwater gliding vehicles, as well as autonomous profiling drifters and floats. Webb Research had sales of $12.2 million for its fiscal year ended December 31, 2007. Teledyne operates this business under the name Teledyne Webb Research.
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
On January 31, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired TSS International for £29.1 million (approximately $57.1 million) in cash. Total cash paid, net of cash acquired, was $54.8 million. TSS International, headquartered in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. TSS International had revenue of £12.0 million for its fiscal year ended March 31, 2007. The acquired businesses operate under the names Teledyne SG Brown Limited and Teledyne TSS Limited.
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
On June 20, 2007, Teledyne Technologies through its subsidiary, Teledyne Cougar, Inc., completed the acquisition of Tindall Technologies, Inc. (“Tindall”) a designer and supplier of microwave subsystems for defense applications for consideration of $6.6 million. At September 30, 2007 total cash paid, net of cash acquired, was $5.6 million. Teledyne Technologies also recorded $1.0 million in contingent payments, in connection with the acquisition, payable through 2010 in three installments. The first installment of $0.3 million was paid in the second quarter of 2008.
On March 30, 2007, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., completed the acquisition of assets of DGO for consideration of $37.1 million, which includes a $1.0 million purchase price adjustment paid in July 2007. DGO, headquartered in Seabrook, New Hampshire, manufacturers highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.
Our net cash used by investing activities for the first nine months of 2007 also included a $0.8 million contingent payment related to the Cougar Components Corporation acquisition made in 2005 and a payment of $3.7 million related to the RD Instruments acquisition made in 2005.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. Pursuant to agreements in connection with our acquisition of a majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. In 2006, Teledyne Instruments acquired an additional 9.9% of ownership in ODI for $5.8 million. In 2007, Teledyne Instruments acquired an additional 0.9% of ownership in ODI for $0.9 million, of which $0.2 million was paid in the first nine months of 2007. In the first nine months of 2008, Teledyne Instruments acquired an additional 23.4% of ownership in ODI for $37.4 million. At September 28, 2008, Teledyne Instruments owned 85.2% of ODI. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the stockholders. Based on the formula-determined purchase price as of the quarter ended September 28, 2008, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $22.3 million. However, the actual aggregate amount of funds that we will spend to purchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments.

On October 16, 2008, Teledyne Technologies through its subsidiary, Teledyne Limited, acquired Cormon Limited and Cormon Technology Limited (together “Cormon”) for £12.0 million (approximately $21.0 million) in cash. Cormon, headquartered in Lancing, United Kingdom, designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems. Cormon had sales of £6.8 million for its fiscal year ended March 31, 2008. The acquired business will operate under the name Teledyne Cormon Limited.
Teledyne Technologies funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first nine months of 2008 and 2007 were $28.4 million and $30.7 million, respectively.
Teledyne Technologies’ goodwill was $484.3 million at September 28, 2008 and $351.6 million at December 30, 2007. Teledyne Technologies’ net acquired intangible assets were $115.9 million at September 28, 2008 and $61.7 million at December 30, 2007. The increase in the balance of goodwill in 2008 primarily resulted from the acquisitions made in fiscal 2008 and a $31.5 million increase related to the additional share purchases of ODI. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008 and amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the six acquisitions made in fiscal 2008 through September 28, 2008. The Company made preliminary estimates as of September 28, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Judson acquisition was $15.8 million and $6.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the TSS acquisition was $28.4 million and $22.5 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Impulse acquisition was $15.5 million and $16.2 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Storm acquisition was $26.8 million and $10.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Webb Research acquisition was $14.7 million and $7.0 million, respectively. The preliminary amount of goodwill and acquired intangible assets recorded as of September 28, 2008 for the Filtronic acquisition was $4.9 million and $6.5 million, respectively. These amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review. In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment. Goodwill resulting from the Judson, TSS, Impulse, Webb Research and Filtronic acquisitions will be deductible for tax purposes.
Cash used by financing activities for the first nine months of 2008 included net borrowings of $145.0 million compared with net repayments of borrowings of $50.8 million for the first nine months of 2007. The first nine months of 2008 and 2007 included $9.9 million and $2.4 million, respectively, in excess tax benefits related to stock-based compensation. Proceeds from the exercise stock options were $12.1 million and $5.0 million for the first nine months of 2008 and 2007, respectively.
Working capital was $259.6 million at September 28, 2008, compared with $213.7 million at December 30, 2007. The increase from December 30, 2007 reflects higher working capital requirements due to increased sales and working capital from acquisitions.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be approximately $45.0 million in 2008, of which $28.4 million has been spent in the first nine months of 2008.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At September 28, 2008, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $297.4 million at September 28, 2008.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109 to require adjustments to valuation allowances for acquired deferred tax assets and income tax positions, made after the effective date of this statement, to be recognized as income tax expense. Teledyne will adopt the provisions of SFAS No. 141R, effective December 29, 2008 and does not expect a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.
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
Outlook
Based on its current outlook, the Company’s management believes that fourth quarter 2008 earnings per share will be in the range of approximately $0.74 to $0.77. The full year 2008 earnings per share outlook is expected to be in the range of approximately $3.24 to $3.27. The Company’s 2008 outlook reflects anticipated sales growth in its defense electronics and instrumentation businesses, due to organic growth and acquisitions. The Company’s fourth quarter and full year 2008 earnings per diluted share outlook also reflects an anticipated increase in expenses, including intangible asset amortization, as a result of these acquisitions. In addition, the fourth quarter 2008 outlook reflects reduced demand for aerospace piston engines and parts, as well as increased interest expense. The Company’s estimated effective tax rate for 2008 is expected to be 39.0%, excluding research and development income tax refunds and the reversal of income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.
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
Safe Harbor Cautionary Statement Regarding Outlook and Forward-Looking Information
From time to time we make, and this report contains forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, tax credits and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial aviation customers), availability of credit to our customers and economic and political conditions, could change the anticipated results. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2007 Annual Report on Form 10-K. At September 28, 2008, Teledyne had one currency forward contract outstanding for a total notional amount of $0.5 million and expires in equal amounts during the months of October through December 2008, which we consider immaterial. The contract was entered into in April 2008 and involves British Pounds and US Dollars. There were no other hedging contracts outstanding at September 28, 2008.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of September 28, 2008, we had $284.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.8 million, assuming the $284.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 28, 2008, are effective.
In connection with our evaluation during the quarterly period ended September 28, 2008, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
Other than as set forth below, there are no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also our “Outlook” discussion beginning at page 26 for some factors reflected in our 2008 earnings per share outlook.
Recent disruptions in the global economy, the financial markets, currency markets and energy markets, as well as government responses to these disruptions, may adversely impact our business and results of operations.
Recent distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources, although we do not believe that any lender commitments under our current $590 million credit facility, which expires in July 2011, have been adversely affected. Continued market deterioration, however, could jeopardize certain counterparty obligations, including those of the insurers and financial institutions with which we do business. Some of our customers may face issues gaining access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. Lack of availability of consumer credit and the general economic downturn could adversely impact the market for general aviation aircraft, which would result in lower sales of piston engines by us. As a result of recent fluctuations in currency markets and the stronger dollar relative to many other major currencies, our products priced in dollars may be more expensive relative to products of our foreign competitors, which could result in lower sales. In addition, the non-dollar denominated earnings of our foreign operations may be lower when reported by us in dollars. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices, which could result in lower sales at our business units that supply the oil and gas industry. Government responses to these market disruptions, including recently approved emergency economic stabilization legislation, could result in reductions in spending for defense programs and other government programs in which we participate.
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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 31, 2008	By: /s/ Dale A. Schnittjer Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer