Form 10-K
period 2008-12-28
TELEDYNE TECHNOLOGIES INC
filed 2009-02-26
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,719.3 million, based on the closing price of a share of Common Stock on June 29, 2008 ($48.94), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned as of February 24, 2009 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 24, 2009, there were 36,019,970 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s proxy statement for its 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K is not incorporated by reference in this Form 10-K or in any other filing of the registrant. Such information shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.

For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 15 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business.

Who We Are

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space, environmental and nuclear applications, manufacture general aviation engines and components, and supply energy generation, energy storage and small propulsion products.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Total sales in 2008 were $1,893.0 million, compared with $1,622.3 million and $1,433.2 million in 2007 and 2006, respectively. Our aggregate segment operating profit and other segment income were $218.5 million, $194.9 million and $155.3 million in 2008, 2007 and 2006, respectively. Approximately 60% of our total sales in 2008 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 48% of these U.S. Government sales were attributable to fixed price-type contracts and the balance to cost plus fee-type contracts. Sales to international customers accounted for approximately 24% of total sales in 2008.

Our businesses are divided into and managed as four business segments; namely, Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. Our four business segments and their respective contributions to our total sales in 2008, 2007 and 2006 are summarized in the following table:

Segment	2008	2007	2006

Electronics and Communications	68%	66%	63%
Engineered Systems	19%	19%	20%
Aerospace Engines and Components	9%	11%	12%
Energy and Power Systems	4%	4%	5%

	100%	100%	100%

We are a Delaware corporation that was spun off as an independent company from Allegheny Teledyne Incorporated (now known as Allegheny Technologies Incorporated) on November 29, 1999. Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545.

Strategy

Our strategy continues to emphasize growth in our core markets of instrumentation, defense electronics and government engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.

Our Recent Acquisitions

During fiscal 2008, we engaged in a number of acquisitions intended to expand and strengthen our product and service offerings in our core instrumentation and defense markets, as well as our aircraft data acquisition and communications business.

•	On December 31, 2007, Teledyne Instruments, Inc. acquired assets of Impulse Enterprise. Impulse, located in San Diego, California, manufactures underwater electrical interconnection systems for harsh environments.

•	On December 31, 2007, Teledyne Reynolds, Inc. acquired Storm Products Co. Primarily from its Dallas, Texas facility, Storm supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. From its Woodridge, Illinois facility, Storm provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.

•	On January 31, 2008, Teledyne Limited acquired S G Brown Limited and its wholly-owned subsidiary TSS (International) Limited. TSS International, based in Watford, United Kingdom, designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.

•	On February 1, 2008, Teledyne Scientific & Imaging, LLC, acquired assets of Judson Technologies, LLC. Located in Montgomeryville, Pennsylvania, Judson designs and manufactures high performance infrared detectors and accessory products for military, space, industrial and scientific applications.

•	On July 7, 2008, Teledyne Instruments, Inc. acquired assets of Webb Research Corp. Webb Research, located in East Falmouth, Massachusetts, manufactures autonomous underwater gliding vehicles and autonomous profiling drifters and floats.

•	On August 15, 2008, Teledyne Limited acquired the defense electronics business of Filtronic PLC. Principally based in Shipley, United Kingdom, the defense electronics business provides customized microwave subassemblies and integrated subsystems to the global defense industry.

•	On October 16, 2008, Teledyne Limited acquired Cormon Limited and Cormon Technology Limited. Located in Lancing, United Kingdom, Cormon designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.

•	On December 19, 2008, Teledyne RD Instruments, Inc., acquired Odom Hydrographic Systems, Inc. Located in Baton Rouge, Louisiana, Odom designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.

•	On December 24, 2008, Teledyne acquired assets of Demo Systems LLC. Located in Moorpark, California, Demo Systems designs and manufactures aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.

Teledyne spent $246.1 million, net of cash acquired, on these acquisitions. All of the acquisitions are part of the Electronics and Communications segment.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). In addition, our Corporate Governance Guidelines, our Corporate Objectives and Guidelines for Employee Conduct, our codes of ethics for financial executives, directors and service providers and the charters of the standing committees of our Board of Directors are available on our website. Our website address is www.teledyne.com.

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

In April 2008, we submitted to the New York Stock Exchange the CEO certification required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. The certification was not qualified in any respect. Additionally, we filed with the SEC as exhibits to this Form 10-K the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Our Business Segments

Our businesses are divided into and managed as four segments; namely, Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. Financial information about our business segments can be found in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Electronics and Communications

Our Electronics and Communications segment provides a wide range of specialized electronic systems, instrumentation, components and services that address niche market applications in defense, marine, environmental, industrial, commercial aerospace, communications and scientific markets.

Electronic Instruments

During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our then called Systems Engineering Solutions segment, to focus on industrial monitoring and process control applications. Since then and through acquisitions, we have grown three additional instrumentation platforms, marine, environmental and industrial.

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

Through various acquisitions over the last several years, we have greatly expanded our underwater acoustic and marine instrumentation capabilities.

•	Teledyne RD Instruments, Inc.’s acoustic Doppler current profilers perform precise measurement of currents at varying depths in oceans and rivers, and its Doppler Velocity Logs are used for navigation of civilian and military surface ships and unmanned underwater vehicles and by U.S. Navy divers.

•	Teledyne Benthos, Inc. manufactures oceanographic products used by the U.S. Navy, energy exploration, oceanographic research and port and harbor security services. Its products include acoustic modems for networked underwater communication, a three-dimensional sidescan sonar system and remotely operated underwater vehicles.

•	Teledyne TSS Limited designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. Teledyne TSS’ inertial sensing and navigation systems, which contain mechanical gyros and solid state sensors, provide detailed positioning parameters for marine applications. Teledyne TSS’ electromagnetic detection systems are fitted to remotely operated vehicles and used for detection and maintenance of subsea telecommunications cables, power cables and offshore pipelines.

•	Teledyne Webb Research manufactures autonomous underwater gliding vehicles and autonomous profiling drifters and floats. Our gliders use changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal, and thereby propel the system on a programmed route with very low power consumption. Glider applications range from oceanopgraphic research programs to military persistent surveillance systems and mobile nodes for subsea communication networks.

•	Teledyne Odom Hydrographic, Inc. designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications. Teledyne Odom’s single and multibeam echo sounders, coupled with Teledyne RD Instruments’ Doppler Velocity Logs, Teledyne Benthos’ side scan sonar systems and Teledyne TSS’ inertial sensing systems, provide an extensive line of precision products for marine navigation, detection, sonar imaging and bathymetric survey.

We also provide a broader range of end-to-end undersea interconnect solutions to the offshore oil and gas, defense, oceanographic and telecom markets.

•	Majority-owned Ocean Design, Inc., or ODI, manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research and military applications.

•	Teledyne D.G. O’Brien manufactures glass-to-metal sealed subsea cable and connectors systems, primarily for subsea military and offshore oil and gas exploration.

•	Teledyne Impulse manufactures waterproof neoprene and glass reinforced epoxy connectors that complement Teledyne D.G. O’Brien’s interconnect systems, which are typically installed before being submerged in the ocean, and also complement ODI’s lines of wet-mateable interconnect systems.

•	Through Teledyne Storm Products, Inc., we also provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets.

•	Teledyne Cormon Limited added subsea and surface and corrosion sensor technology, as well as flow integrity monitoring systems, to our marine instrumentation businesses. Such sensors and flow-through systems complement the wet-mateable interconnect systems of ODI and Teledyne D.G. O’Brien’s glass-to-metal sealed wellhead feedthrough and connector systems.

Environmental Instrumentation.  We offer a wide range of products for environmental monitoring.

•	Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instrumentation for monitoring low levels of gases such as sulfur dioxide, carbon monoxide, nitrogen oxides and ozone in order to measure the quality of the air we breathe.

•	Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants from industrial stack emissions.

•	Teledyne Isco, Inc. produces water quality monitoring products such as wastewater samplers and open channel flow meters. A variety of measurement technologies is offered to meet various flow applications found in pump stations, flumes, weirs and industrial and municipal sewer systems and storm drains. Additionally, Teledyne Isco manufactures high-precision, high-pressure syringe pumps for metering various applications from liquefied gases to tar with flow rates from sub-micro liter to 400 ml per minute and pressures up to 20,000 psi.

Laboratory Instrumentation.  We provide laboratory instrumentation that complements our environmental monitoring business.

•	Teledyne Tekmar Company manufactures laboratory instrumentation that automates the preparation and concentration for the analysis of trace levels of volatile organic compounds by a gas chromatograph. The company also provides laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples.

•	Through Teledyne Leeman Labs, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. The advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water and other environmental samples.

•	Teledyne Isco, Inc. also manufactures chromatography instruments and accessories for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development.

Industrial Process Instrumentation.  A group of Teledyne businesses serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices, package integrity inspection systems and torque measurement sensors.

•	Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers. We now manufacture a wide range of process gas and liquid analysis products for measurement of oxygen, combustibles, oil in water, moisture, sulfides, pH and many other parameters. We also manufacture custom analyzers systems that provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.

•	Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.

•	Under the Taptone® brand, Teledyne Benthos, Inc. provides quality control systems to the food, beverage and pharmaceutical industries that inspect plastic, glass and metal containers for various types of defects and non-conformities.

•	Through Teledyne Test Services, we manufacture torque sensors and automatic data acquisition systems that are used to instrument critical devices under regulatory oversight, such as the requirement to test periodically the torque, thrust and force of motor-operated valves used in nuclear power plants.

Defense Electronics, Products and Services

Microwave Components and Subsystems.  Historically, through Teledyne MEC, we have designed and manufactured helix traveling wave tubes that are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. Through Teledyne Microwave, we design, develop and manufactures RF and microwave components and subassemblies used in aerospace and defense applications, including electronic warfare and radar.

Over the last several years, we have expanded our microwave components and subsystems businesses with the goal of providing more highly integrated microwave subsystems to our defense customers.

•	Teledyne Cougar, Inc. produces cascadable amplifiers, voltage-controlled oscillators and microwave mixers, as well as performance Instantaneous Frequency Measurement (IFM)-based systems and subsystems, including integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.

•	Teledyne KW Microwave adds RF filters, multiplexers and diplexers to our product mix.

•	Teledyne Defence Limited provides customized microwave subassemblies and integrated subsystems, including complex microwave receiver front-end subsystems, to the global defense industry.

High Reliability Connectors and Cable Assemblies.  We have also expanded our connectors and cable assemblies businesses.

•	Through Teledyne Reynolds, Inc., we supply specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications.

•	Through Teledyne Storm Microwave, we provide coax microwave cable and interconnects primarily to defense customers for radar, electronic warfare and communications applications.

•	We also produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System used in the F-15, F-16 and F-18 aircrafts. This system is designed to give military pilots the ability to designate a target just by looking at it.

Imaging Sensors.  We design and produce advanced focal plane arrays, sensors, and subsystems covering a broad spectrum of light from below 0.3 micron ultra-violet to 18 micron long-wave infrared.

•	Through Teledyne Imaging Sensors, we provide large focal plane array sensors for both military and space-science markets. We have been developing manufacturing processes to support production of third generation dual band infrared imagers designed to allow members of the armed forces to identify threats on the battlefield before the enemy can detect their presence. We have developed a new type of sensor image array using mercury, cadmium and tellurium, called the “substrate-removed MCT,” that can detect about 80% of the incident light in visible and infrared bands. This substrate removed MCT technology is being used on the Moon Mineralogy Mapper and is expected to be used in future NASA missions. Teledyne Imaging Sensors also designs and manufactures advanced military laser protection eyewear.

•	Through Teledyne Judson Technologies, we provide a wider range of visible and infrared detectors, integrated subsystems and camera products, produce dewar and coolers assemblies and have additional detector packaging capabilities.

Military Microelectronics and Electronics Manufacturing.  Through Teledyne Microelectronics Technologies, we develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication. We also serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment principally from our facility in Tennessee.

Sequencers.  Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/A-18E/F and F/A-22. Since 2006, under a five-year contract, we have produced the Digital Recovery Sequencer to support the F-15, F-16, F-22, F-117, A-10, B-1 and B-2 aircrafts. We also have developed and produce a new sequencer in support of the F-35 Joint Strike Fighter program.

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

•	Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We also provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center.

•	Our Aviation Information Solutions business designs and manufactures aerospace Electronic Flight Bag equipment, networking products, and flight deck and cabin displays.

•	Teledyne Demo Systems designs and manufactures aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.

Microwave Components and Microelectronic Modules.  Through Teledyne MEC, we make traveling wave tubes for commercial applications such as electromagnetic compatibility test equipment and satellite communication terminals for mobile newsgathering. Our line of integrated transceiver modules provides high data rate point-to-point connectivity in cellular telephone infrastructure. We also supply microwave devices used in satellite uplink applications.

In addition to military microelectronic modules, Teledyne Microelectronic Technologies develops and manufactures custom microelectronic modules that provide both high reliability and extremely dense packaging for implantable medical devices, such as pacemakers and defibrillators, and commercial communication products.

Relays, Switches and Connectors.  In addition to military and aerospace markets, Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to industrial and commercial markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment.

Engineered Systems

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering and integration, advanced technology application, software development, and manufacturing solutions to space, military, environmental, energy and air and missile defense requirements.

Defense Systems

Teledyne Brown Engineering is a well-recognized full-service missile defense contractor with more than 50 years of experience in air and missile defense and related systems integration. Our diverse customer base in this field includes the U.S. Army Aviation and Missile Command (“AMCOM”), the U.S. Army’s Space and Missile Defense Command (“SMDC”), the Missile Defense Agency (“MDA”) and Defense Department major prime contractors.

We play significant roles in diverse missile defense areas, which include analyses of alternatives, site operations and deployment, systems engineering, modeling and simulation, test and evaluation, and complex real time hardware-in-the-loop integration with an evolution to Service Oriented Architecture (“SOA”) solutions. Our engineering and technological capabilities include requirements definition, systems design, development, integration and testing, with specialization in SOA and real-time distributed systems.

During 2008, we continued our long-standing support of several air and missile defense programs, including the Ground-based Midcourse Defense (“GMD”), Missile Defense Systems Exerciser, the Extended Air Defense Simulation (“EADSIM”) and, as part of the MDA, the Targets and Countermeasures programs. The associated support tasks involve analyses and test and evaluation of ballistic missile defense system performance on a large number of major programs, including the Ground-based Midcourse Defense, Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”) systems. In 2008, we initiated work on an enhanced development activity for a distributed test framework for the entire Ballistic Missile Defense System (“BMDS”).

In addition to our missile defense activities, we are supporting many other Defense Department programs. Supported programs include the Navy’s Tactical Medical Logistics (“TML”) program, the Joint Staff Force Structure Screening Tool (“FSST”) and Patriot Missile validation and verification for the Lower Tier Project Office. Tasking spans complex hardware integration and software development and testing, from design through systems fielding and operation.

Aerospace Systems

We are active in U.S. space programs and continue to be a significant contributor to NASA programs.

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

We are the prime contractor on the Marshall Space Flight Center Systems Development and Operations Support Contract, which provides engineering services and hardware development support for a variety of space activities. We also have a prime Blanket Purchase Agreement with the Marshall Space Flight Center for specialized engineering and program support. We perform engineering and software services under this contract for NASA’s new Ares launch vehicles.

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

We operate a Department of Energy-certified radiological analysis services laboratory in Knoxville, Tennessee. This laboratory has received certification from the National Environmental Laboratory Accreditation Program in three states, including Utah where the largest commercial radiological waste disposal site resides. With its Nuclear Utilities Procurement Issues Committee certification, the laboratory also serves one-third of the nuclear power plants in United States.

Manufactured Products

In 2008, we split our manufactured products and related services business from our Aerospace Systems business unit, creating a new business unit known as “Manufactured Products” for external customers across the spectrum of our core business base, including NASA, all of the Departments of Defense Services, commercial customers and Nuclear Quality Hardware for Department of Energy related programs. The products we manufacture are primarily highly engineered and high quality machined and metal fabricated components and assemblies for these specialized markets with identified barriers to entry. Additionally, our Manufactured Products group provides manufacturing services for all products delivered by our Defense Systems, CBRN Systems and Aerospace Systems business units.

Expanding on our core nuclear quality-related manufacturing, in February 2008, Fluor Enterprises, Inc., acting as an agent for USEC, awarded us a contract to manufacture and deliver an initial complement of gas centrifuge service modules to support fuel production for commercial nuclear power plants. In May 2008, we received a $92 million follow-on order from USEC to manufacture and deliver 540 gas centrifuge service modules through early 2011. USEC’s financing of such project is subject to receipt of certain loan guarantees from the U.S. Department of Energy.

Teledyne Solutions, Inc.

Through Teledyne Solutions, Inc., we are a primary Missile Defense systems engineering contractor. Teledyne Solutions is a principal prime contractor for the Systems Engineering and Technical Assistance Contract in support of the Missile Defense Agency. We also provide engineering and services support to other major Department of Defense customers including the U.S. Army Space and Missile Defense Command, the Program Executive Office for Missiles and Space, the Defense Threat Reduction Agency, and the U.S. Army Aviation and Missile Command.

Teledyne CollaborX, Inc.

Through Teledyne CollaborX, Inc., we provide full system acquisition lifecycle support from concept development to sustainment. Teledyne CollaborX provides engineering services to the U.S. Air Force, U.S. Army, Office of Secretary of Defense, Missile Defense Agency and select military combatant commands such as the U.S. Joint Forces Command, U.S. Strategic Command, and U.S. Northern Command.

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

Our current certified OEM product lines include engines for the Cirrus SR-20 and SR-22, the Diamond DA20, Cessna 350 Corvalis and 400 Corvalis series (formerly built by Columbia Aircraft Company), the Liberty XL2, the Beechcraft Bonanza and Baron aircraft, Mooney Ovation and Acclaim lines, and the Piper Seneca V twin-engine aircraft. Our O-200 Light Weight air-cooled engine powers Cessna Aircraft Company’s Light Sport Aircraft known as the SkyCatcher.

Aftermarket Support

In addition to the sales of OEM engines, we actively support the replacement aircraft engine market. Piston aircraft engines have a FAA authorized time between overhauls. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. Also, through our Factory Services division with locations in Mattituck, New York, Fairhope, Alabama and Mobile, Alabama, we provide repairs and overhauls of piston engines and engine installations to the general aviation marketplace for both Teledyne Continental Motors and Textron Lycoming aircraft engines.

Electronic Engine Controls

Through Aerosance, Inc., we developed the first production certified full authority digital electronic controls (FADEC) for piston aircraft engines. These controls, known as PowerLinktm FADEC, are designed to automate many functions that currently require manual control, such as fuel flow and power management. This system also saves fuel as a result of improved engine management and facilitates electronic-centered maintenance of our engines. We provided the 100th certified production engine to an OEM in 2008. We continue to believe that these control systems will become standard equipment on new aircraft and will be retrofitted on higher-end piston engine general aviation aircraft in the future.

Energy and Power Systems

Our Energy and Power Systems segment designs and manufactures hydrogen gas generators, thermoelectric, electrochemical and fuel cell-based power sources, batteries and small turbine engines.

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

For over 50 years, we have supplied high reliability energy conversion devices and gas generation products based on thermoelectric and electrochemical processes. We provided the thermoelectric power systems for the Pioneer 10 and 11 deep-space missions to Jupiter and Saturn and for the Viking 1 and Viking 2 Mars Landers. In 2006, in partnership with Boeing and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy, we completed all of the testing of the Multi-Mission Radioisotope Thermoelectric Generator capable of supporting planetary landing and deep space probe missions. We began production of this generator for potential use to power the Mars Science Laboratory currently scheduled to launch in the fall of 2011.

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

Aviation Batteries

Our Gill® line of lead acid batteries is widely recognized as the premier power source for general aviation. We have developed premium Valve Regulated Lead Tin (LT 7000 Series) aviation batteries for business and light jet applications. Our LT7000 Series battery is now certified as Original Equipment on the Embraer Phenom 100 Jet. Our LT7000 Series battery has also been selected for the Embraer Phenom 300 Jet and the Bell 429 Helicopter, which are scheduled for certification in 2009. Teledyne Battery Products is also exploring military battery opportunities.

Turbine Engines

Teledyne Turbine Engines designs, develops and manufactures small turbine engines primarily used in tactical missiles for military markets.

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

In 2008, we continued to work under a contract related to the U.S. Army’s Future Combat System for the development of new and derivative turbine engines for unmanned air vehicles, commonly called UAVs, and other future aircraft. We continue to work advanced technology for small turbine engines and components under contract to the U.S. Air Force Research Laboratory sponsored Versatile Advanced Affordable Turbine Engine (VAATE) program. Advanced technology engine and component demonstrators continue to be developed for the next generation cruise missile and UAVs.

Customers

We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2008, 2007 or 2006.

Approximately 40%, 41%, and 40% of our total sales for 2008, 2007 and 2006, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 29%, 30% and 30% of our total sales for 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 3.5%, 4.3% and 4.9% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

U.S. Government Sales	2008	2007	2006
	(In millions)

Electronics and Communications	$386.0	$334.4	$249.1
Engineered Systems	322.4	298.0	278.9
Energy and Power Systems	46.1	32.1	41.4

Total U.S. Government sales	$754.5	$664.5	$569.4

As described on pages 17 through 20, there are risks associated with doing business with the U.S. Government. In 2008, approximately 48% of our U.S. Government prime contracts and subcontracts were fixed price type contracts, compared to 42% in 2007 and 47% in 2006. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had five U.S. Government contracts terminated for convenience in 2008, compared to four in 2007 and two in 2006.

Our total backlog of confirmed orders was approximately $842.8 million at December 28, 2008, $707.2 million at December 30, 2007 and $582.4 million at December 31, 2006. We expect to fulfill 98% of such backlog of confirmed orders during 2009.

Sales to international customers accounted for approximately 24% of total sales in 2008, compared with 22% in 2007 and 21% in 2006. In 2008, we sold products to customers in over 100 foreign countries. 90 percent of our sales to foreign customers were made to customers in 28 foreign countries.

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

Research and Development

Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $395.8 million, $355.1 million, and $307.0 million on research and development and bid and proposal costs for 2008, 2007, and 2006, respectively. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 83% of total research and development costs for each of 2008, 2007, and 2006.

In 2008, approximately 80.7% of the $65.6 million in Company-funded research and development and bid and proposal costs were incurred in our Electronics and Communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $71.6 million in 2009.

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

Employees

Our total current workforce consists of approximately 8,800 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately

240 active employees in Mobile, Alabama under a collective bargaining agreement that expires by its terms on February 20, 2010. This union also represents approximately 20 of our active employees in Toledo, Ohio under a collective bargaining agreement that expires by its terms on November 10, 2009. We consider our relations with our employees to be good.

Executive Management

Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	67	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne, Bank of New York Mellon Corporation and PPG Industries, Inc.
John T. Kuelbs* Executive Vice President, General Counsel and Secretary	66	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne since September 1, 2005. Prior to that, he was Senior Vice President, General Counsel and Secretary of Teledyne.
Dale A. Schnittjer* Senior Vice President and Chief Financial Officer	64	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company since September 1, 2005. From January 27, 2004 to September 1, 2005, he was Vice President and Chief Financial Officer of Teledyne. He had served as interim Chief Financial Officer since July 7, 2003. Mr. Schnittjer first became a Vice President on December 19, 2001, and had been the Controller of Teledyne from November 29, 1999 to January 27, 2004.
Susan L. Main* Vice President and Controller	50	Ms. Main has been Vice President and Controller of the Company since March 2004. Prior to joining the Company, Ms. Main served as Vice President Controller of Water Pik Technologies, Inc. from November 29, 1999 to March 2004.
Segment Management:
Aldo Pichelli* President and Chief Operating Officer, Electronics and Communications Segment	56	Mr. Pichelli has been President and Chief Operating Officer of Teledyne’s Electronics and Communications segment since September 1, 2007. From July 22, 2003 to that date, he was Senior Vice President and Chief Operating Officer of that segment. Prior to that, he served as Vice President and General Manager of Teledyne Instruments.
Rex D. Geveden* President, Engineered Systems and Energy and Power Systems Segments	47	Mr. Geveden has been the President of Teledyne Brown Engineering, Inc. and the Engineered Systems segment (formerly known as the Systems Engineering Solutions segment) since August 1, 2007. Since January 1, 2008, he has also been the President of the Energy and Power Systems segment. Prior to that, Mr. Geveden served as the Associate Administrator of the National Aeronautics and Space Administration (NASA) where he functioned as the agency’s chief operating officer. Prior to that, he served as NASA’s Chief Engineer and Deputy Director of NASA’s Marshall Space Flight Center in Huntsville, Alabama.
Rhett C. Ross President, Aerospace Engines and Components Segment	44	Mr. Ross has been the President of Teledyne Continental Motors, Inc. since November 5, 2007. Mr. Ross is also referred to as the President of the Aerospace Engines and Components segment. Prior to that he was the President of Teledyne Energy Systems, Inc. since its formation in June 2001 for the purposes of the transaction with Energy Partners, Inc.

Name and Title	Age	Principal Occupations Last 5 Years

Other Officers:
Stephen F. Blackwood Vice President and Treasurer	46	Mr. Blackwood has been Vice President and Treasurer of Teledyne since April 23, 2008. From March 2007 to April 2008, he was Treasurer and Senior Director of Investor Relations of MannKind Corporation, a biotechnology company. From September 2005 until the sale of the company in December 2006, he was Vice President and Treasurer of Pacific Energy Partners, L.P., a MLP holding company. Prior to that, he was Director of Global Treasury at Amgen, Inc., a biotechnology company.
Ivars R. Blukis Chief Business Risk Assurance Officer	66	Mr. Blukis has been the Chief Business Risk Assurance Officer since January 22, 2002 and is responsible for the internal audit function. Prior to that, Mr. Blukis was the Vice President, Finance and Administration, for Teledyne Electronic Technologies.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	49	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Robyn E. McGowan Vice President, Administration and Human Resources and Assistant Secretary	44	Ms. McGowan has been Vice President — Administration and Human Resources of the Company since April 2003 and Vice President — Administration since December 2000. Prior to becoming a Vice President, she served as Director of Administration. She has been an Assistant Secretary of Teledyne since November 29, 1999.
Robert L. Schaefer Associate General Counsel and Assistant Secretary, General Counsel of the Electronics and Communications Segment	63	Mr. Schaefer has been an Associate General Counsel and an Assistant Secretary of Teledyne and the General Counsel of Teledyne’s Electronics and Communications segment for more than five years.
Robert W. Steenberge Vice President and Chief Technology Officer	61	Mr. Steenberge became a Vice President of the Company on February 21, 2006, and has been Teledyne’s Chief Technology Officer for more than five years.
Jason VanWees Vice President, Corporate Development and Investor Relations	37	Mr. VanWees has been Vice President, Corporate Development and Investor Relations since February 21, 2006. Prior to that, he was Director of Corporate Development and Investor Relations of Teledyne for more than five years.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Mehrabian and Teledyne have entered into a Fourth Amended and Restated Employment Agreement dated as of January 21, 2009. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer through at least December 31, 2010, because 12 months notice of nonrenewal has not been given prior to the expiration of the current term of December 31, 2009. The agreement automatically renews for a successive one year unless either party gives the other written notice of its election not to renew at least 12 months before the expiration of the current term or any successive renewal terms. If notice is given, Dr. Mehrabian would then retire on December 31st of the year following the 12th month after receipt of the notice. Under the agreement, Dr. Mehrabian’s annual base salary is $840,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement.

Sixteen current members of management have entered into Change in Control Severance Agreements with Teledyne. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of Teledyne and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian, Messrs. Kuelbs and Schnittjer) or two times (in the case of Mr. Pichelli, Ms. Main and 11 other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the AIP bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current AIP bonus cycle based on the fraction of the year worked times the AIP target objectives at 120% (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Program awards, assuming applicable goals are met at 120% of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at Teledyne’s expense for a period of up to 36 months (24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by the Company under our Restricted Stock Award Programs.

•	Full vesting under the Company’s pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code.

The agreements were amended as of December 31, 2008 to defer certain payments for six months following a separation of service to assure compliance with Section 409A of the Internal Revenue Code.

Item 1A.	Risk Factors.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2008 Annual Report to Stockholders. It is not possible for management to predict all of such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Continuing disruptions in the global economy, the financial markets, the currency markets and the energy markets, as well as government responses to these disruptions, may adversely impact our business and results of operations.

Continuing distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources, although we do not believe that any lender commitments under our current $590 million credit facility, which expires in July 2011, have been adversely affected. Continued market deterioration, however, could jeopardize certain counterparty obligations, including those of the insurers and financial institutions with which we do business. Some of our customers may face issues gaining access to sufficient credit, which could result in an impairment of their ability to make timely payments to us or a determination to cancel, delay or otherwise not purchase our products. Due to reduced credit availability, many of our marine survey customers have been delaying the building of new exploration vessels and also reducing maintenance expenditures on their existing fleet, which would adversely affect sales of our geophysical streamer cables and hydrophones. Lack of availability of consumer credit and the general economic downturn have adversely impacted the market for general aviation aircraft, which generally means lower sales of piston engines and related components by us. Some of our suppliers may also face issues gaining access to sufficient credit to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. As a result of recent fluctuations in currency markets and the stronger U.S. Dollar relative to many other major currencies, our products priced in U.S. Dollars may be more expensive relative to products of our foreign competitors, which could result in lower sales. In addition, the non-dollar denominated earnings of our foreign operations may be lower when reported by us in U.S. Dollars. A slowdown in economic activity caused by a recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices, which could result in lower sales at our business units that supply the oil and gas industry. Government responses to these market disruptions, such as the approved emergency economic stabilization and stimulus legislation, could result in reductions in spending for defense programs and other government programs in which we participate.

Our pension expenses and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial data.

We have a defined benefit pension plan covering most of our employees hired prior to 2004. The value of the combined pension assets is currently less than our accumulated pension benefit obligation. Given our pension plan’s underfunded status, in 2004 we began making required cash contributions to our pension plan. In 2008, given the market conditions and the reduction in pension asset values, we made additional contributions of $50.0 million beyond what was required under ERISA. In February 2009, we made voluntary cash contributions of $80.0 million and currently anticipate making additional contributions of about $37.1 million during the year. For 2008, 2007 and 2006, cash contributions totaled $58.7 million, $7.5 million and $20.9 million, respectively. The lower contribution level in 2007 is due primarily to the merger into our pension plan of the overfunded Rockwell Scientific Company pension plan in September 2006, which was part of our September 2006 acquisition of Rockwell Scientific Company. The accounting rules applicable to our pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our pension plan. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. If and to the extent decreases are not offset by contributions and asset returns, our cash contributions and SFAS No. 87 expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements. At the end of 2007, we changed some investment allocations to reduce exposure to deterioration in the subprime mortgage market. In 2008, given market disruptions and volatility, we maintained a greater amount in fixed income investments, including in U.S. Treasury notes, to achieve some stability in our pension assets. However, our investment strategy may not be successful if problems in the credit, financial and stock markets persist. Due to timing of investment allocation changes, we also may not benefit from any upswings in certain investments.

We sell products and services to customers in industries that are cyclical and sensitive to changes in general economic activity.

We develop and manufacture products for customers in the energy exploration and production markets, each of which has been cyclical and suffered from fluctuating market demands. Strong demand and increased prices for oil and natural gas contributed to substantial revenue growth at Teledyne Geophysical Instruments, ODI and other members of our Marine Group. A cyclical downturn in these markets may materially affect future operating results, particularly given our broader range of marine instrumentation businesses acquired since 2003.

Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. As a result of economic conditions and significant tightening of the credit markets, it may be difficult for the commercial airlines and aircraft leasing companies to obtain credit to buy new airplanes. Delays or changes in aircraft and component orders could impact the future demand for our Teledyne Controls and other products and have a material adverse effect on our business, results of operations and financial condition.

Many of the OEM customers of our Aerospace Engines and Components segment are privately-held and may not be well-capitalized. In 2007, one of the airplane manufacturer customers of Teledyne Continental Motors filed a petition for bankruptcy, resulting in a $1.7 million write down of our accounts receivable. In February 2008, Adam Aircraft filed for bankruptcy protection. While at the time of filing, we had no unpaid receivables from Adam Aircraft, we recently had to pay back a small amount to the bankruptcy administrator due to the purported preferential timing of payments from Adam Aircraft to us. Any future credit problems with our customers could result in similar or larger write downs or reimbursements, and have a material adverse effect on the business, results of operations and financial condition of our Aerospace Engines and Components segment.

Some of our businesses are also suppliers to the semiconductor industry, which is highly cyclical by nature. The semiconductor industry has experienced significant, and sometimes prolonged, downturns. Any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results.

In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and in mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our profits, or our production levels, or both. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted by reductions in global capital expenditures and manufacturing capacity.

Our dependence on revenue from government contracts subjects us to many risks:

Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be diverted to other uses or delayed.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 40% of our total revenue for 2008, as compared to 41% and 40% of our total revenue for 2007 and 2006, respectively. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations, and financial condition.

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

While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to moderate and then decline over the next few years. The continued war on terrorism and the Iraqi and Afghanistan situations could result in a diversion of funds from programs in which Teledyne participates. In addition, continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Further, our new President and leadership of the U.S. Government could implement, over time, reductions in defense spending and further changes in programs in which we participate.

Changes in policy and budget priorities by our new President, Administration and Congress for various Defense and NASA programs could impact our Engineered Systems segment. For example, changes in national space policy that affect NASA’s budget are likely and we anticipate significant scrutiny of missile defense budgets.

Our Electronics and Communications segment provides a variety of products for newer military platforms such as the F/A-22 and F-35 aircraft. Development and production of these aircraft are very expensive and there is no guarantee that the Department of Defense, as it balances budget priorities, will continue to provide funding to manufacture and support these platforms. Reallocation of funding priorities within the Department of Defense could also affect repair and spares sales for older military platforms, including, by way of example, sales of our traveling wave tubes for F-15, F-16, F-18, EA-6B, B-52, B-1, C-130 and U-2 aircraft. The late 2007 grounding of the Air Force’s F-15 fleet as a result of apparent structural failures resulted in decreased 2008 sales for products we supply to the F-15 program.

Our participation in government programs may decrease or be subject to renegotiation as those programs evolve over time.

The relocation to Huntsville, Alabama of the Missile Defense Agency or MDA has resulted in the transfer to the MDA of certain missions and functions from the U.S. Army Space and Missile Defense Command or SMDC. New leadership at the MDA is conducting solicitations that could impact support by our Engineered Systems segment to the Agency. For example, all MDA government engineering support services work is now to be recompeted at the conclusion of each existing contract, and several major prime contracts under which we perform such services are nearing the end of their respective periods of performance. MDA is also reconsidering its policy on Organizational Conflict of Interest or OCI. It is reviewing all OCI mitigation plans and may be more restrictive of the risk of successful mitigation which the Agency accepts going forward, potentially limiting our participation in certain major MDA programs, such as Ground Based Midcourse Defense. Additionally, the General Accounting Office or GAO has issued rulings which favor small businesses interests under multiple award IDIQ or Indefinite Delivery/Indefinite Quantity contracts. Several of the contracts under which we perform engineering support services for MDA are this type and, as a result, our engineering services business could be significantly impacted.

Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering’s Ground-based Midcourse Defense (“GMD”) program has been moving toward the end of the program cycle resulting in declining revenues. Revenues from this contract in 2006 and 2007 totaled approximately $48 million and $45 million, respectively. In 2008, revenues related to this program declined to $43 million, and are expected to continue to decline in 2009 and 2010, even though Teledyne Brown Engineering remains a major subcontractor. This anticipated decline is due to a number of factors including the completion of the current GMD deployment cycle, the change in political environment which might impact the proposed European GMD defense sites and a possible refocus of MDA resources towards Ballistic Missile Defense Systems research and development applications.

We have been a significant participant in NASA programs, traditionally through our Engineered Systems segment and through Teledyne Scientific Company. Our current NASA activities focus on the International Space Station and the James Webb Space Telescope. As NASA approaches completion of the International Space Station and retirement of the Space Shuttle, our Engineered Systems segment has moved away from its historical role in scientific payload development and integration and toward supporting NASA with concept development, engineering services, and prototype development for the new Ares vehicles for space exploration. It is possible that the new President, Administration and Congress will shift funding away from exploration toward other priorities such as Earth Science and aeronautics. Such policy and priority changes would likely negatively impact our business.

We may not be successful in bidding for future contracts, which would reduce our revenues or slow our growth.

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

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Even when not expressly included in a U.S. Government contract, courts have found termination for convenience to be present as a matter of public procurement policy. Termination-for-convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination-for-default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. During 2008, Teledyne had five U.S. Government contracts terminated for convenience. We did not have any of our U.S. Government contracts terminated for default during 2008.

We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.

There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (48% in 2008, 42% in 2007 and 47% in 2006). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true where the contract was awarded and the price finalized in advance of final completion of design. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss. We have also experienced some volatility in the pricing of certain raw materials and components underlying our fixed price contracts. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.

Certain fees under some of our U.S. Government contracts are linked to meeting specified technical, cost and/or schedule targets, including development or testing deadlines. Fees may also be influenced or be dependent on the collective efforts and success of other defense contractors over which we had no or limited control.

Our business is subject to government contracting regulations and our failure to comply with such laws and regulations could harm our operating results and prospects.

We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the business unit or division is not a “presently responsible contractor,” that business unit or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements.

United States and global responses to terrorism, the Iraq situation, Mexican border town violence and nuclear proliferation concerns increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

United States’ and global responses to terrorism, the Iraq situation, Mexican border town violence and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq situation and perceived nuclear threats and responses may adversely affect us. The reaction to Iran’s continuing desire to explore nuclear capabilities could affect adversely oil prices and some of our businesses.

While some of our businesses that provide products or services to the U.S. Government experienced greater demand for their products and services as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. Our new President, Administration and Congress could also further affect responses and government programs. Government spending could shift to the Department of Defense or Homeland Security programs in which we may not participate or may not have current capabilities and curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs. Government spending could also shift towards non-defense programs in which we do not currently participate, such as medical research programs of the National Institutes of Health.

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

The government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations (including user fees), could lead to an overall decline in air travel and have an adverse affect on our Aerospace Engines and Components and Energy & Power Systems segments. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components of our Aerospace Engines and Components segment and associated products of Teledyne Battery Products. Potential reductions in the need for general aviation aircraft maintenance as a result of declines in air travel could also adversely affect our Aerospace Engines and Components segment.

Higher oil prices could reduce general aviation air travel, negatively affecting our Aerospace Engines and Components segment. Higher oil prices could also adversely affect commercial airline-related customers of our Electronics and Communications segment. Conversely, lower oil prices could decrease oil exploration and petrochemical refining activities and hinder our marine and other instrumentation businesses, including Teledyne Geophysical Instruments, Teledyne TSS Limited, Teledyne Benthos, Teledyne D.G. O’Brien and

majority-owned ODI, as well as some of our other businesses such as Teledyne Storm Products. In addition, instability in the Middle East or other oil-producing regions could adversely affect expansion plans of the oil and gas industry customers of our instrumentation and cable solutions businesses.

Violence and crime in Mexico, particularly in border towns where we conduct some manufacturing activities, could adversely affect our relays and cable solutions businesses.

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

We also have acquired several private companies, including the recent acquisitions of Cormon Limited and Odom Hydrographic Systems, Inc. and the assets of Webb Research Corp. and Demo Systems LLC. Private companies generally may not have as formal or comprehensive internal controls and compliance systems in place as public companies. While we have required various sellers to take certain compliance actions prior to the closing of an acquisition, including making voluntary disclosures under various export control laws and regulations, and have sought protections in the purchase agreement for such matters, there is no assurance that we have identified all issues or will be fully protected from historic liabilities. After acquiring a company, notwithstanding pre-closing due diligence, we have discovered issues that required further action, including making voluntary disclosures under various defense and export control laws and regulations.

While the products and customer base of the companies we acquired in 2008 are complementary to some of Teledyne’s existing businesses, there is no assurance that we will achieve all identified financial, operating and marketing synergies. We may also experience problems that arise in entering new markets through acquisitions in which we may have little or no experience.

Additionally, in 2008, we expanded our United Kingdom presence with the acquisitions of TSS (International) Limited, Filtronic Defence Limited and Cormon Limited. There are additional risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.

In connection with acquisitions, we may consolidate one or more acquired facilities with other Teledyne facilities to obtain synergies and cost-savings. For example, we have recently combined and relocated, with minimal disruption, the operations of the 2008-acquired Teledyne Impulse and long-time owned Teledyne Interconnect Devices to a new leased facility in San Diego, CA. In 2009, we plan to consolidate the

2008-acquired Moorpark, CA-based operations and assets of Demo Systems LLC, principally with Teledyne Controls, El Segundo, CA. We also plan to relocate the principal operations of both 2008-acquired Teledyne TSS Limited and Teledyne Cormon Limited to more modern and larger facilities close to their current locations. Nonetheless, despite planning, relocation and consolidation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel, application of a new business system software and learning or adaptation of manufacturing processes and techniques. As a result, production delays at a new operating location may occur.

As permitted by SEC rules, our current management’s report as to our assessment of the effectiveness of internal controls over financial reporting excludes in its scope and coverage our 2008 acquisitions of Filtronic Defence Limited, Cormon Limited and Odom Hydrographic Systems, Inc. and the assets of Webb Research Corp. and Demo Systems LLC. We plan to evaluate more fully the internal controls of such companies and subsequently acquired companies and implement a formal and rigorous system of internal controls at those acquired companies. We can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.

Our future financial results could be adversely impacted by asset impairment charges.

Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we are required to test both acquired goodwill and other indefinite-lived intangible assets for impairment on an annual basis based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite- lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $502.5 million of goodwill, and have $117.0 million of acquired intangible assets, which includes $30.1 million of indefinite-lived intangible assets, out of total assets of $1,534.5 million at December 28, 2008. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we determined the value of other assets has been impaired.

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

In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Although we believe that anticipated cash flows from operations and available borrowings under our $590.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

Our indebtedness could materially and adversely affect our business.

As of December 28, 2008, we had $333.2 million in total outstanding indebtedness, including $326.0 million under our $590.0 million credit facility. On February 24, 2009, we had $403.6 million outstanding under our $590.0 million credit facility. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.

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

Limitations in funding for applied research and development and technology insertion projects due to the present economic downturn and the significant expenditures in Iraq and Afghanistan may reduce our ability to apply our ongoing investments in nascent market areas. For example, our Engineered Systems segment’s development of Service Oriented Architectures for Department of Defense applications relies heavily on funding from customers who are actively competing for resources with war driven recapitalization, resupply and modernization requirements.

Our Engineered Systems segment is also actively pursuing engineered systems work and associated manufacturing opportunities in support of the aviation refurbishment market that is driven by ongoing global conflict. Limitations on capital investment for facilities and/or equipment would reduce the likelihood of significant penetration into this market area.

As discussed elsewhere herein, there has been a deterioration in the general aviation market as a direct result of the current economic and credit conditions plaguing the United States and the world generally. In addition to our Aerospace Engines and Components segment, as previously stated, this deterioration could impact battery sales of our Energy and Power Systems segment. While we will try to offset such impact with potential battery sales to the military and in other ways, we may not be able to offset any such impact.

We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner, which could harm our growth and prospects.

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements. For example, sales of our Total Organic Carbon or TOC laboratory instruments have been adversely affected by enhanced products of several competitors.

Our new products also may not achieve market acceptance or correctly anticipate new industry standards and technological changes. As an example, we have been working to develop high power solid state power amplifiers, which could replace our traveling wave tubes in some applications, and, in this area, there is a larger base of potential competitors than for tube amplifiers. As a result, it may be more difficult for our solid state power amplifier products to gain market acceptance. We may also lose any technological advantage to competitors if we fail to develop new products in a timely manner. For example, if Teledyne Continental Motors fails to fully launch Aerosance’s PowerLink FADEC, its electronic engine control product, competitors may be able to introduce similar products that are able to gain market acceptance to the disadvantage of Teledyne’s product. However, in today’s economy, general aviation aircraft owners may disregard technological advancements for upfront costs-savings and determine that they do yet need such electronic engine controls.

Additionally, new products may trigger increased warranty costs as such products are tested further by actual usage. Accelerated entry of new products to meet heightened market demand and competitive pressures may cause additional warranty costs as development and testing time periods might be condensed. In 2009, for example, Teledyne Energy Systems, Inc. currently believes it will continue to incur additional warranty costs as it continues to roll out two new hydrogen generation product lines.

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

Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services. For example, a European directive that certain electronic products must not contain impermissible levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls or polybrominated diphenyl ethers, took effect on July 1, 2006. As a result, we must make sure that certain of our electronic products sold into European member states comply with this new directive. Although many of our products are exempt from the European directive, we expect that, over time, component manufacturers may discontinue selling components that have the restricted substances. This will, in turn, require us to accommodate changes in parameters, such as the way parts are soldered, and may, in some cases, require redesign of certain products. This could lead to increased costs, which we may not be able to recover from our customers, delays in product shipments and loss of market share to competitors. Our sales of environmental monitoring equipment could be negatively impacted if regulatory requirements change to deemphasize environmental monitoring. Similarly, revenues of our Teledyne Test Services business, which provides testing and certification for products used in nuclear power plants, could be negatively impacted in the event of any changes in certification standards by the Nuclear Regulatory Commission. Additionally, the U.S. Environmental Protection Agency has targeted general aviation fuel as a key contributor to lead in the atmosphere and could try to impose lead-free fuel regulations on general aviation. Such a change in the fuel standard could have an adverse impact on sales of our Aerospace Engines and Components segment and also require a significant investment in engine research and development.

We may not be able to reduce the costs of our products to satisfy customers’ cost reduction mandates, which could harm our sales or margins.

Given the current economic situation, more and more customers are seeking price reductions of our products. While we continually try to reduce our manufacturing and other costs of our products, without affecting product quality and reliability, there is no assurance that we will be able to do so and do so in a timely manner to satisfy the pricing pressures of our customers. Cost reductions of raw materials and other components used in our products may be beyond our control depending on market, credit and economic conditions. Customers may seek lower cost products from China and other developing countries where manufacturing costs are already lower.

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

While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is approximately $20.1 million, a decrease from $21.0 million for the prior annual period. Our existing aircraft product liability insurance policy expires on May 31, 2009. Additionally, based on facts and circumstances of claims, we have not always accrued amounts up to the applicable annual self-insured retentions. Awarded damages could be more than our accruals.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. In February 2009, Teledyne Continental Motors commenced a voluntary recall of certain aircraft piston engine cylinders produced since November 2007. We recorded a pretax charge of $18.0 million during the fourth quarter of 2008 to cover estimated costs related to the recall and replacement of affected cylinders. In 2000, Teledyne Continental Motors engaged in a product recall of piston engine crankshafts as a result of which we recorded a $12.0 million pretax charge in the second quarter of 2000.

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

Our Teledyne Brown Engineering’s laboratory in Knoxville, Tennessee performs radiological analyses. While the laboratory is certified by the Department of Energy and the Nuclear Procurement Issues Committee, also known as NUPIC, and has other nuclear-related certifications and internal quality controls in place, errors and omissions in analyses may occur. We currently have errors and omissions insurance coverage and nuclear liability insurance coverage that might apply depending on the circumstances. We also have sought indemnities from some of our customers. Our insurance coverage or indemnities, however, may not be adequate to cover potential problems associated with faulty radiological analyses.

We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

We may have difficulty obtaining product liability and other insurance coverages, or be subject to increased costs for such coverage.

As a manufacturer of a variety of products including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2009 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. Over the last several years, the number of insurance companies providing general aviation product liability insurance coverage has decreased. If such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. Our current aircraft product liability insurance policy expires in May 2009 and has an annual self-insured retention of approximately $20.1 million.

To offset aircraft product liability insurance costs, we continue to try to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on its aircraft engines and spare parts. We cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases. Aircraft engines and spare part cost increases, coupled with increased costs of insurance for general aviation aircraft owners, tend to result in decreasing aftermarket sales of our piston engines and component parts. This, in turn, leaves our Aerospace Engines and Components segment more dependent on sales to OEMs, which is more dependent on general economic conditions.

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

Aside from the uncertainties created by external events that can affect insurance coverages, such as the American International Group, Inc. 2008 failure and bailout, the devastating 2005 hurricane season or September 11th events, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. While we have taken steps to improve our claims management process over the last few years, we cannot assure that, for 2009 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions or reserves will not be negatively impacted by our experience in prior years.

Increasing competition could reduce the demand for our products and services.

Although we believe that we have certain advantages that help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically integrated projects. For example, the combination of the network activities of Nokia and Siemens negatively impacted our wireless transceivers business. Low-cost competition from China and other developing countries could also result in decreased demand for our products.

We sell products to customers in industries that may undergo rapid and unpredictable changes, which could adversely affect our operations results or production levels.

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

Our Engineered Systems segment would be severely impacted if United States Enrichment Corporation (“USEC”) were unable to continue the American Centrifuge Project as planned. USEC is the ultimate customer for the gas centrifuge service modules being manufactured by us. USEC has been anticipating approval of about $2 billion in U.S. Government loan guarantees through the Department of Energy to secure the balance of funding required to complete the American Centrifuge Project. Failure to secure such guarantees would seriously jeopardize USEC’s ability to finance, and therefore complete, the project.

We are subject to the risks associated with international sales.

During 2008, sales to international customers accounted for approximately 24% of our total revenues, as compared to 22% in 2007 and 21% in 2006. We anticipate that future sales to international customers will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S.-China relations; and

•	exchange rate fluctuations.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. If the U.S. Dollar continues to strengthen against the British Pound Sterling or Euro, our European customers may no longer find our product prices more attractive than European competitors.

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

We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as climate change initiatives increase in focus. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition.

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

For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 15 to Notes to Consolidated Financial Statements.

Increased environmental regulatory monitoring requirements of the air we breathe and the water we drink could have a favorable effect on the results of operations or financial condition of our instrumentation businesses, including the sulfur dioxide, carbon monoxide and ozone gas monitoring business of Teledyne Advanced Pollution Instrumentation, Inc. and the water quality monitoring business of Teledyne Isco, Inc. In contrast, the U.S. Environmental Protection Agency’s efforts to limit lead emissions from general aviation gasoline could adversely affect our Aerospace Engines and Components segment unless we develop an engine that uses unleaded fuel or diesel fuel.

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

Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne Technologies in a transaction not approved by our board of directors more difficult. We have also entered into Change in Control Severance Agreements with 16 members of our management, which could have an anti-takeover effect.

The market price of our Common Stock has fluctuated significantly since our spin-off from ATI, and could continue to do so.

Since the spin-off from ATI on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $66.21 per share. During 2008 alone, the market price of our Common Stock ranged from $33.90 to $66.21 per share. At February 24, 2009, our closing stock price was $23.29. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	additional terrorist activities;

•	increased military or homeland defense activities;

•	changes to the Federal budget;

•	changes in the energy exploration or production, semiconductor, telecommunications, commercial and general aviation, and electronic manufacturing services markets;

•	general market conditions;

•	changes in tax laws;

•	general economic factors unrelated to our performance; and

•	one or more of the other risk factors described in this report.

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

Our financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, depreciation and amortization, impairment assessments, employee benefits, taxes, recall costs, aircraft product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.

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

Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by an earthquake, a hurricane or a tornado. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. Our facilities in Alabama, Florida, Kansas, Nebraska and Tennessee have also been threatened by tornados. In 2007, prior to our acquisition of Storm Products Co., a tornado caused minor damage to one of its Dallas, Texas facilities. While Teledyne Continental Motors’ piston-engines manufacturing facility and Teledyne Turbine Engines’ advanced manufacturing cell, each located in Mobile, Alabama, Teledyne Geophysical Instruments’ facility in Houston, Texas, ODI’s facility in Daytona Beach, Florida and Teledyne Odom’s facility in Baton Rouge, Louisiana were relatively fortunate with respect to the building damage and business interruption they suffered during the severe 2005 hurricane season, there can be no assurance that any one of them will be as fortunate in the future. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Kansas, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm or tornado, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal U.S. facilities as of February 24, 2009 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment

Electronic Instruments
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instrumentation	Leased
San Diego, California	Development and production of electrical interconnection systems	Leased
Poway, California	Development and production of underwater acoustic instrumentation	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Daytona Beach, Florida	Development of subsea, wet-mateable electrical and fiber-optic interconnect systems	Leased
Baton Rouge, Louisiana	Development and production of hydrographic survey instrumentation	Leased
East Falmouth, Massachusetts	Development and production of autonomous underwater gliding vehicles, profilers, drifters and floats	Leased
North Falmouth, Massachusetts	Development and production of underwater acoustic instrumentation and package inspection systems	Owned
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of elemental analysis instruments	Leased
Seabrook, New Hampshire	Development and production of electrical and fiber optic interconnect systems	Leased
Mason, Ohio	Development and production of chemical analysis instruments	Leased
Dallas, Texas	Development and production of specialty wire and cable assemblies	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Defense Electronics, Products and Services
Camarillo, California	Production of focal plane arrays and imaging sensors and systems	Leased
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Northridge, California	Production of electronic seat ejection sequencers	Leased
Poway, California	Development and production of defense microwave components and subsystems	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Sunnyvale, California	Development and production of RF and microwave amplifiers and components	Owned and Leased
Thousand Oaks, California	Provision of research and development services	Owned

Facility Location	Principal Use	Owned/Leased

Tracy, California	Development and production of precision secondary explosive components	Leased
Woodridge, Illinois	Development and production of microwave cable and interconnect products	Leased
Hudson, New Hampshire	Production of circuit boards	Owned
Montgomeryville, Pennsylvania	Development and production of infrared devices and accessory products	Owned and Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned
Avionics and Other Commercial Electronics
El Segundo, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
Hawthorne, California	Production of electromechanical relays	Owned

Engineered Systems Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Huntsville, Alabama	Production of gas centrifuge modules	Leased
Colorado Springs, Colorado	Provision of engineering services	Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased

Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased
Energy and Power Systems Segment
Redlands, California	Manufacturing of batteries for the general aviation and business jet market	Owned
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of hydrogen gas generators, power generating systems and fuel cell test stations	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased

We also own or lease facilities and offices elsewhere in the United States and outside the United States, including facilities in: Tijuana, Mexico; Mitcheldean, Lancing, Newbury, Shipley, Surrey, West Drayton and Watford, England; Cumbernauld and Aberdeen, Scotland; Singapore; Cwmbran, Wales; Kreuztal, Germany; La Gaude, France; Shanghai, China; and Ottawa, Canada. Our corporate executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362.

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

No matters were submitted to a vote of Teledyne’s stockholders during the fourth quarter of 2008.

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

	High	Low

2007
1st Quarter	$40.73	$35.75
2nd Quarter	$48.95	$36.91
3rd Quarter	$55.00	$42.86
4th Quarter	$57.21	$47.68
2008
1st Quarter	$54.65	$42.89
2nd Quarter	$59.98	$46.71
3rd Quarter	$66.21	$47.96
4th Quarter	$57.38	$34.70
2009
1st Quarter (through February 24, 2009)	$46.75	$22.52

On February 24, 2009, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $23.29 per share. As of February 24, 2009, there were 5,595 holders of record of the Common Stock.

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

Five-Year Summary of Selected Financial Data

	2008	2007	2006	2005	2004
	(In millions, except per-share amounts)

Sales	$1,893.0	$1,622.3	$1,433.2	$1,206.5	$1,016.6
Net income	$111.3	$98.5	$80.3	$64.2	$41.7
Working capital	$281.3	$213.7	$216.4	$154.0	$124.4
Total assets	$1,534.5	$1,159.4	$1,061.4	$728.2	$624.8
Long-term debt and capital lease obligations	$332.1	$142.4	$230.7	$47.0	$74.4
Stockholders’ equity	$530.0	$530.2	$431.8	$326.0	$262.1
Basic earnings per common share	$3.14	$2.82	$2.34	$1.93	$1.29
Diluted earnings per common share	$3.05	$2.72	$2.26	$1.85	$1.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Strategy

Our strategy continues to emphasize growth in our core markets of instrumentation, defense electronics and government engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We intend to continue to evaluate our product lines to ensure that they are aligned with our strategy.

Recent Acquisitions

The table below summarizes the acquisitions we made during fiscal years 2008, 2007 and 2006. See also Note 3 to our Consolidated Financial Statements for additional information about these acquisitions.

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(6)
					(In millions)

2008
Impulse Enterprise (“Impulse”) Manufactures underwater electrical interconnection systems for harsh environments.	December 31, 2007	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0

Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7

SG Brown Limited and its wholly owned subsidiary TSS (International) Limited (together “TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8

Judson Technologies, LLC (“Judson”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	February 1, 2008	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0

Webb Research Corp. (“Webb”) Manufactures autonomous underwater gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3

Defense Electronics business of Filtronic PLC (“Filtronic”) Provides customized microwave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1

Cormon Limited and Cormon Technology Limited (together “Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.9	(3)
Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0	(3)

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(6)
					(In millions)

Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	$5.3	(3)

2007

D.G. O’Brien, Inc. (“DGO”) Manufactures highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.	March 30, 2007	Seabrook, NH	$26.2 million for its fiscal year ended September 30, 2006	Asset	37.1

Tindall Technologies, Inc. (“Tindall”) Designs and supplies microwave subsystems for defense applications.	June 30, 2007	Sunnyvale, CA	$2.7 million for its fiscal year ended December 31, 2006	Stock	5.9(4)

2006

Benthos, Inc. (“Benthos”) Manufactures oceanographic products and package inspection systems.	January 27, 2006	North Falmouth, MA	$24.0 million for its fiscal year ended September 30, 2005	Stock	32.2

KW Microwave Corporation (“KW”) Manufactures defense microwave components and subsystems.	April 28, 2006	Poway, CA	$6.7 million for its fiscal year ended December 31, 2005	Asset	10.3

Ocean Design, Inc. (“ODI”) Manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.	August 16, 2006	Daytona Beach, FL	$31.6 million for its fiscal year ended December 31, 2005	A majority of stock(5)	73.8

CollaborX, Inc. (“CollaborX”) Provides government engineering services primarily to the U.S. Air Force and also to select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command.	August 16, 2006	Colorado Springs, CO	$13.6 million for its fiscal year ended December 31, 2005	Stock	14.9

Rockwell Scientific Company LLC (“Teledyne Scientific and Imaging”) Provides research and development services to the Department of Defense, NASA and major defense and aerospace companies, as well as develops and manufactures infrared and visible light imaging sensors for surveillance applications.	September 15, 2006	Thousand Oaks, CA	$114.0 million for its fiscal year ended September 30, 2005	Stock	158.6

(1)	Each of the acquisitions, except for CollaborX, Inc. is part of the Electronics and Communications segment. CollaborX, Inc. is part of the Engineered Systems segment.

(2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(3)	The final purchase price is subject to adjustment based on the final closing date net working capital of the acquired business.

(4)	Includes $0.3 million paid in 2008 as a final purchase price adjustment based on the final closing date net working capital.

(5)	The initial majority interest of 51.0% was purchased August 16, 2006 for $30.0 million. Subsequent purchases, net of cash acquired were as follows: additional 9.9% of ownership for $4.4 million in 2006, additional 0.9% of ownership for $0.9 million in 2007 and an additional 24.1% of ownership for $38.5 million in 2008.

(6)	We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in 2008. In 2007, we paid $4.5 million of purchase price payments on businesses acquired before 2006. In 2006, we paid $0.8 million for the purchase of assets of a repair facility in Singapore and $0.8 million in purchase price payment on a business acquired before 2006.

Financial Highlights

Our fiscal year is determined based on a 52 or 53-week convention ending on the Sunday nearest to December 31. The following is our financial information for 2008, 2007 and 2006 (in millions, except per-share amounts):

	2008	2007	2006

Sales	$1,893.0	$1,622.3	$1,433.2
Costs and Expenses
Cost of sales	1,339.5	1,136.4	1,020.2
Selling, general and administrative expenses	364.6	323.6	287.9

Total costs and expenses	1,704.1	1,460.0	1,308.1

Income before other income and expense and income taxes	188.9	162.3	125.1
Interest and debt expense, net	(10.9)	(12.5)	(7.4)
Minority interest	(2.3)	(3.4)	(1.0)
Other income, net(a)	0.6	2.9	5.0

Income before income taxes	176.3	149.3	121.7
Provision for income taxes(b)	65.0	50.8	41.4

Net income	$111.3	$98.5	$80.3

Basic earnings per common share	$3.14	$2.82	$2.34

Diluted earnings per common share	$3.05	$2.72	$2.26

(a)	Fiscal year 2006 include the receipt of $2.5 million, pursuant to an agreement that expired in 2006 with Honda Motor Co., Ltd. related to the piston engine business.

(b)	Fiscal year 2008 includes income tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Fiscal year 2007 includes income tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

Our businesses are divided into and managed as four business segments; namely, Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. Our four business segments and their respective contributions to our total sales in 2008, 2007 and 2006 are summarized in the following table:

	Percentage of Sales
Segment	2008	2007	2006

Electronics and Communications	68%	66%	63%
Engineered Systems	19%	19%	20%
Aerospace Engines and Components	9%	11%	12%
Energy and Power Systems	4%	4%	5%

	100%	100%	100%

Results of Operations

2008 Compared with 2007 (in millions)

			%
Sales	2008	2007	Change

Electronics and Communications	$1,276.6	$1,071.6	19.1%
Engineered Systems	361.2	301.7	19.7%
Aerospace Engines and Components	171.0	180.7	(5.4)%
Energy and Power Systems	84.2	68.3	23.3%

Total sales	$1,893.0	$1,622.3	16.7%

			%
Operating Profit (Loss) and Other Segment Income	2008	2007	Change

Electronics and Communications	$183.0	$143.2	27.8%
Engineered Systems	35.0	26.2	33.6%
Aerospace Engines and Components	(9.7)	19.2	*
Energy and Power Systems	10.2	6.3	61.9%

Segment operating profit and other segment income	218.5	194.9	12.1%
Corporate expense	(29.6)	(32.6)	(9.2)%
Interest and debt expense, net	(10.9)	(12.5)	(12.8)%
Minority interest	(2.3)	(3.4)	(32.4)%
Other income, net	0.6	2.9	(79.3)%

Income before taxes	176.3	149.3	18.1%
Provision for income taxes(a)	65.0	50.8	28.0%

Net income	$111.3	$98.5	13.0%

*	not meaningful

(a)	Fiscal year 2008 includes income tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Fiscal year 2007 includes income tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations.

We reported 2008 sales of $1,893.0 million, compared with sales of $1,622.3 million for 2007, an increase of 16.7%. Net income was $111.3 million ($3.05 per diluted share) for 2008, compared with $98.5 million ($2.72 per diluted share) for 2007, an increase of 13.0%.

The increase in sales in 2008, compared with 2007, reflected improvement in the Electronic and Communications, Engineered Systems and Energy and Power Systems segments. The largest increase in sales was in the Electronic and Communications segment which grew both organically and through strategic acquisitions made in 2008 and in 2007. The incremental increase in revenue in 2008 from businesses acquired since 2006 was $142.9 million (see “Recent Acquisitions” table).

The increase in segment operating profit and other segment income for 2008, compared with 2007, reflected the impact of higher sales. Operating profit and other segment income was higher in each operating segment except the Aerospace Engines and Components segment. The $39.8 million increase in operating profit in the Electronics and Communications segment included incremental operating profit from acquisitions and related synergies of $17.8 million. The Aerospace Engines and Components segment includes the impact of an $18.0 million estimated charge for a voluntary product recall and replacement program.

Cost of sales in total dollars was higher in 2008, compared with 2007, primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2008 included $0.9 million in LIFO expense, compared with $1.3 million in LIFO expense in 2007. Cost of sales as a percentage of sales for 2008 was 70.8%, compared with 70.0% for 2007. The higher cost of sales percentage reflects the impact of the estimated $18.0 million voluntary product recall and replacement charge for the Aerospace Engines and Components segment. Of the total $18.0 million charge, $15.8 million was related to the costs associated with the return and replacement of product and $1.4 million was related to the disposal and write-off of inventory which were recorded as cost of sales; $0.8 million was related to estimated customer returns and was recorded as a reduction to sales.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2008 compared with 2007. This $41.0 million increase was primarily due to higher sales which resulted from organic growth and acquisitions and also reflected higher acquired intangible asset amortization of $15.8 million in 2008, compared with $6.4 million in 2007. Corporate administrative expense in 2008 was lower by $3.0 million compared with 2007 and reflected lower employee compensation and relocation expense and lower professional fee expenses. For fiscal year 2008, we recorded a total of $7.5 million in stock option expense, of which $2.5 million was recorded as corporate expense and $5.0 million was recorded in the operating segment results. For fiscal year 2007, we recorded a total of $6.8 million in stock option expense, of which $2.3 million was recorded as corporate expense and $4.5 million was recorded in the operating segment results. Selling, general and administrative expenses for 2008, as a percentage of sales, were 19.3%, compared with 19.9% for 2007, which reflected the impact of higher sales while controlling general and administrative expenses.

Included in operating profit in 2008 was pension expense of $9.6 million, in accordance with the pension accounting requirements of SFAS No. 87, “Employers’ Accounting for Pensions,” (“SFAS No. 87”) offset by $9.8 million recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts. Included in operating profit in 2007 was pension expense of $11.9 million, of which $10.2 million was recoverable in accordance with CAS. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

The Company’s effective tax rate for 2008 was 36.9%, compared with 34.1% for 2007. The effective tax rate for 2008 reflects the impact of expected research and development income tax credits of $2.5 million and also reflects the reversal of $0.8 million in income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2008 would have been 38.7%. The effective tax rate for 2007 reflects the impact of expected research and development income tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves. The reserves were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2007 would have been 37.7%.

Sales under contracts with the U.S. Government were approximately 40% of sales in 2008 and 41% of sales in 2007. Sales to international customers represented approximately 24% of sales in 2008, compared with 22% of sales in 2007.

Total interest expense, including credit facility fees and other bank charges, was $11.7 million in 2008 and $13.1 million in 2007. Interest income was $0.8 million in 2008 and $0.6 million in 2007. The decrease in interest expense in 2008 primarily reflected lower average interest rates, partially offset by higher outstanding debt levels due to acquisitions.

Minority interest reflects the minority ownership interests in Ocean Design, Inc. and Teledyne Energy Systems, Inc. The minority interest ownership percentage in ODI decreased to 14% at year-end 2008 since the initial 51% purchase of ODI in August 2006.

Fiscal years 2008 and 2007 include sublease rental income and royalty income in other income. Other income in 2007 included $0.8 million received for the early return of leased property.

2007 Compared with 2006 (in millions)

			%
Sales	2007	2006	Change

Electronics and Communications	$1,071.6	$899.4	19.1%
Engineered Systems	301.7	283.0	6.6%
Aerospace Engines and Components	180.7	181.6	(0.5)%
Energy and Power Systems	68.3	69.2	(1.3)%

Total sales	$1,622.3	$1,433.2	13.2%

			%
Operating Profit (Loss) and Other Segment Income	2007	2006	Change

Electronics and Communications	$143.2	$109.3	31.0%
Engineered Systems	26.2	24.5	6.9%
Aerospace Engines and Components(a)	19.2	15.5	23.9%
Energy and Power Systems	6.3	6.0	5.0%

Segment operating profit and other segment income	194.9	155.3	25.5%
Corporate expense	(32.6)	(27.7)	17.7%
Interest and debt expense, net	(12.5)	(7.4)	68.9%
Minority interest	(3.4)	(1.0)	240.0%
Other income, net	2.9	2.5	16.0%

Income before taxes(b)	149.3	121.7	22.7%
Provision for income taxes	50.8	41.4	22.7%

Net income	$98.5	$80.3	22.7%

(a)	Fiscal year 2006 include the receipt of $2.5 million, pursuant to an agreement that expired in 2006 with Honda Motor Co., Ltd. related to the piston engine business.

(b)	Fiscal year 2007 includes income tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Fiscal year 2006 includes the reversal of income tax contingency reserves of $3.3 million, which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

We reported 2007 sales of $1,622.3 million, compared with sales of $1,433.2 million for 2006, an increase of 13.2%. Net income was $98.5 million ($2.72 per diluted share) for 2007, compared with $80.3 million ($2.26 per diluted share) for 2006, an increase of 22.7%.

The increase in sales in 2007, compared with 2006, reflected improvement in the Electronic and Communications and Engineered Systems segments. The largest increase in sales was in the Electronic and Communications segment which grew both organically and through strategic acquisitions. The increase in sales for the Engineered Systems segment included the acquisition of CollaborX in August 2006. The incremental increase in revenue in 2007 from businesses acquired since 2005 was $161.5 million (see “Recent Acquisitions” table).

The increase in segment operating profit and other segment income for 2007, compared with 2006, reflected the impact of higher sales. Operating profit and other segment income was higher in each operating segment. The $33.9 million increase in operating profit in the Electronics and Communications segment, included incremental operating profit from acquisitions and related synergies of $15.5 million. Fiscal year 2006 included the receipt of $2.5 million pursuant to an agreement that expired in 2006 with Honda Motor Co., Ltd.

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

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2007 compared with 2006. This $35.7 million increase was primarily due to higher sales which resulted from organic growth and acquisitions and also reflected higher corporate expense of $4.9 million compared with 2006 due to higher employee compensation and relocation expense and higher professional fee expenses. For fiscal year 2007, we recorded a total of $6.8 million in stock option expense, of which $2.3 million was recorded as corporate expense and $4.5 million was recorded in the operating segment results. For fiscal year 2006, we recorded a total of $5.9 million in stock option expense, of which $2.2 million was recorded as corporate expense and $3.7 million was recorded in the operating segment results. Selling, general and administrative expenses for 2007, as a percentage of sales, decreased slightly to 19.9%, compared with 20.1% for 2006.

Included in operating profit in 2007 was pension expense of $11.9 million, in accordance with the pension accounting requirements of SFAS No. 87, of which $10.2 million was recoverable in accordance with CAS from certain government contracts. Included in operating profit in 2006 was pension expense of $15.4 million, of which $10.5 million was recoverable in accordance with CAS. The decrease in pension expense in 2007, compared with 2006, reflects, in part, pension contributions made in 2006, the impact of favorable market returns on plan assets in 2006 and changes to the Company’s pension assets and liabilities resulting from the merger of the Teledyne Scientific & Imaging pension plan with Teledyne Technologies pension plan.

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

Minority interest reflects the minority ownership interests in Ocean Design, Inc. and Teledyne Energy Systems, Inc. The minority interest ownership percentage in ODI decreased to 38% at year-end 2007, since the initial 51% purchase of ODI in August 2006.

Other income for 2006 included the receipt of $2.5 million pursuant to an agreement that expired in 2006 with Honda Motor Co., Ltd. which is included as part of the Aerospace Engines and Components segment operating profit and other segment income for segment reporting purposes. Fiscal years 2007 and 2006 also include sublease rental income and royalty income in other income. Other income in 2007 included $0.8 million received for the early return of leased property.

Segments

The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2008	2007	2006
	(Dollars in millions)

Sales	$1,276.6	$1,071.6	$899.4
Operating profit	$183.0	$143.2	$109.3
Operating profit % of sales	14.3%	13.4%	12.2%
International sales % of sales	30.5%	29.0%	29.1%
Governmental sales % of sales	30.2%	31.2%	27.7%
Capital expenditures	$33.8	$33.7	$17.9

Our Electronics and Communications segment provides sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental, laboratory and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications.

2008 compared with 2007

Our Electronics and Communications segment sales were $1,276.6 million in 2008, compared with sales of $1,071.6 million in 2007, an increase of 19.1%. Operating profit was $183.0 million in 2008, compared with $143.2 million in 2007, an increase of 27.8%.

The 2008 sales growth of $205.0 million resulted primarily from revenue growth in electronic instruments and defense electronics, partially offset by lower sales of other commercial electronics. The revenue growth of $141.9 million in electronic instruments was driven by organic sales growth and the acquisitions, including DGO, Impulse, Storm, TSS, Webb and Cormon. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market, other marine instruments and environmental instruments for the air and water monitoring markets. We currently expect a contraction in the second half of 2009 in sales of marine instruments that serve the offshore exploration market. The incremental increase in revenue from acquisitions in electronic instruments for 2008, compared with 2007, was $98.0 million. The revenue growth of $66.9 million in defense electronics was driven by organic sales growth and acquisitions, including Storm, Judson and the Defense Electronics business of Filtronic PLC. The increase in revenue from acquisitions in defense electronics products for 2008, compared with 2007, was $44.9 million. Organic growth of defense electronics for 2008 was primarily due to higher sales of defense manufacturing services, as well as increased sales of imaging sensors and subsystems and greater sales of microwave components and subsystems. Revenue in avionics and other commercial electronics decreased by $3.8 million and primarily reflected decreased sales of medical electronic manufacturing services. In 2008, for the Electronics and Communications segment, revenues increased by $142.9 million and operating profit, including synergies, increased by $17.8 million due to the incremental impact of acquisitions that we acquired since 2006. Segment operating profit was favorably impacted by the increase in revenue and sales mix. Segment operating profit was negatively impacted by $3.5 million of stock option compensation expense in 2008 compared with $3.1 million of stock option compensation expense in 2007. Fiscal year 2008 also reflected lower LIFO expense of $1.0 million compared with fiscal year 2007. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $3.5 million in 2008 compared with $4.0 million in 2007. Pension expense allocated to contracts pursuant to CAS was $1.9 million in 2008, compared with $1.7 million for 2007.

2007 compared with 2006

Our Electronics and Communications segment sales were $1,071.6 million in 2007, compared with sales of $899.4 million in 2006, an increase of 19.1%. Operating profit was $143.2 million in 2007, compared with $109.3 million in 2006, an increase of 31.0%.

The 2007 sales growth of $172.2 million resulted primarily from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. The revenue growth of $98.0 million in defense electronics was primarily driven by the acquisition of Teledyne Scientific & Imaging. The increase in revenue from acquisitions in defense electronics products for 2007, compared with 2006, was $89.7 million. Organic growth of defense electronics for 2007 was due to higher sales of microwave components and subsystems. The revenue growth of $88.6 million in electronic instruments was driven by acquisitions and organic growth. Revenue growth in electronic instruments included the acquisition of the majority interest in ODI, Benthos and DGO. The increase in revenue from acquisitions in electronic instruments for 2007, compared with 2006, was $63.1 million. Sales of electronic instruments for 2007 increased due to organic sales growth of instruments for the industrial and environmental monitoring instrumentation markets. Revenue in avionics and other commercial electronics decreased by $14.4 million and primarily reflected decreased sales of medical electronic manufacturing services. In 2007, for the Electronics and Communications segment, revenues increased by $152.8 million and operating profit, including synergies, increased by $15.5 million due to the incremental impact of acquisitions that we acquired since 2005. Segment operating profit was favorably impacted by the increase in revenue and margin improvement from cost control initiatives. Segment operating profit was negatively impacted by $3.1 million of stock option compensation expense in 2007 compared with $2.4 million of stock option compensation expense in 2006. Fiscal year 2007 also reflected higher LIFO expense of $0.2 million compared with fiscal year 2006. Pension expense, in accordance with the pension accounting requirements of SFAS No. 87, was $4.0 million in 2007, compared with $3.8 million in 2006. Pension expense allocated to contracts pursuant to CAS was $1.7 million in 2007, compared with $1.6 million for 2006. Fiscal year 2006 also included $0.7 million in charges in our commercial electronics business for warranty reserves and inventory obsolescence related to the termination of a product line.

Engineered Systems

	2008	2007	2006
	(Dollars in millions)

Sales	$361.2	$301.7	$283.0
Operating profit	$35.0	$26.2	$24.5
Operating profit % of sales	9.7%	8.7%	8.7%
International sales % of sales	0.3%	0.5%	0.6%
Governmental sales % of sales	89.3%	98.8%	98.6%
Capital expenditures	$2.2	$1.5	$1.4

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative engineered and information technology services for defense, space, environmental and nuclear applications.

2008 compared with 2007

Our Engineered Systems segment sales were $361.2 million in 2008, compared with sales of $301.7 million in 2007, an increase of 19.7%. Operating profit was $35.0 million in 2008, compared with $26.2 million in 2007, an increase of 33.6%.

Sales for 2008, compared with 2007, reflected revenue growth in aerospace and defense programs and higher environmental sales. The revenue growth of $51.1 million in aerospace and defense programs primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications, as well as other aerospace programs and specialized engineering and project support for NASA. The revenue growth in environmental programs reflected engineering support for the gas centrifuge service modules program. Operating profit for 2008 reflected the impact of higher revenue and higher margins in aerospace programs and certain manufacturing programs, increased award fees and improved overhead rates. Segment operating profit also included pension expense under SFAS No. 87 of $5.0 million in 2008 compared with $6.4 million of pension expense in 2007. Pension expense allocated to contracts pursuant to CAS was $7.7 million in 2008 compared with $8.1 million in 2007.

2007 compared with 2006

Our Engineered Systems segment sales were $301.7 million in 2007, compared with sales of $283.0 million in 2006, an increase of 6.6%. Operating profit was $26.2 million in 2007, compared with $24.5 million in 2006, an increase of 6.9%.

Sales for 2007, compared with 2006, reflected revenue growth in aerospace and defense programs, partially offset by lower environmental sales. The revenue growth of $31.7 million in aerospace and defense programs included $8.7 million in incremental revenue from the acquisition of CollaborX. The revenue growth in aerospace programs was primarily due to increased support for NASA. The revenue decrease of $13.0 million in environmental programs was primarily due to decreased support of the U.S. Army at Pine Bluff Arsenal. Operating profit for 2007, compared with 2006, was favorably impacted by higher segment revenue in 2007, and incremental operating profit of $0.5 million from CollaborX, partially offset by lower margins in certain defense programs. Segment operating profit also included pension expense under SFAS No. 87 of $6.4 million in 2007 compared with $9.5 million of pension expense in 2006. Pension expense allocated to contracts pursuant to CAS was $8.1 million in 2007 compared with $8.6 million in 2006. Fiscal year 2006 included a favorable overhead claim settlement of $1.3 million.

Aerospace Engines and Components

	2008	2007	2006
	(Dollars in millions)

Sales	$171.0	$180.7	$181.6
Operating profit (loss)	$(9.7)	$19.2	$15.5
Operating profit (loss) % of sales	(5.7)%	10.6%	8.5%
International sales % of sales	18.2%	16.0%	15.2%
Capital expenditures	$3.7	$3.5	$5.1

Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, aftermarket support and electronic engine controls.

2008 compared with 2007

Our Aerospace Engines and Components segment sales were $171.0 million in 2008, compared with sales of $180.7 million in 2007, a decrease of 5.4%. The 2008 operating loss was $9.7 million, compared with operating income of $19.2 million in 2007. We currently expect sales in this segment to decrease further in 2009.

Sales for 2008, compared with 2007, reflected reduced OEM piston engine and spare parts sales. The decrease in operating profit in 2008, compared with 2007, reflected an estimated charge of $18.0 million for product recall and replacement costs, the impact of lower sales and higher defense and settlement fees. The charge was required to replace certain aircraft piston engine cylinders produced since November 2007. The replacement program should be completed by the end of 2009. Operating profit in 2007 included the receipt of a litigation settlement of $1.4 million, net of expenses and the $1.7 million writedown of accounts receivable related to a customer bankruptcy. Segment operating profit also included pension expense, under SFAS No. 87 of $0.6 million in 2008 compared with $0.7 million for 2007. Segment operating profit for 2008 also reflected higher LIFO expense of $0.5 million.

2007 compared with 2006

Our Aerospace Engines and Components segment sales were $180.7 million in 2007, compared with sales of $181.6 million in 2006, a decrease of 0.5%. Operating profit was $19.2 million in 2007, compared with $15.5 million in 2006, an increase of 23.9%.

Sales for 2007, compared with 2006, reflected slightly lower OEM engine sales. The improvement in operating profit in 2007, compared with 2006 reflected the impact of improved operating performance including lower aircraft product liability expense, the receipt of a litigation settlement of $1.4 million, net of expenses, partially offset by a $1.7 million writedown of accounts receivable related to a customer bankruptcy. Segment operating profit for 2006, included the receipt of $2.5 million, pursuant to an agreement that expired in 2006 with Honda Motor Co., Ltd. related to the piston engine business. Segment operating profit also included pension expense, under SFAS No. 87 of $0.7 million in 2007, compared with $1.2 million for 2006. Segment operating profit for 2007 also reflected lower LIFO expense of $0.5 million.

Energy and Power Systems

	2008	2007	2006
	(Dollars in millions)

Sales	$84.2	$68.3	$69.2
Operating profit	$10.2	$6.3	$6.0
Operating profit % of sales	12.1%	9.3%	8.7%
International sales % of sales	34.3%	31.2%	14.9%
Governmental sales % of sales	54.8%	47.0%	59.8%
Capital expenditures	$2.1	$1.0	$1.9

Our Energy and Power Systems segment provides hydrogen gas generators, thermoelectric and fuel cell-based power sources, turbine engines and aviation batteries.

2008 compared with 2007

Our Energy and Power Systems segment sales were $84.2 million in 2008, compared with sales of $68.3 million in 2007, an increase of 23.3%. Operating income was $10.2 million in 2008, compared with $6.3 million in 2007, an increase of 61.9%.

The increase in sales for 2008, compared with 2007, primarily resulted from higher government power systems sales and higher turbine engine sales, primarily due to Joint Air-to-Surface Standoff Missile (“JASSM”) engines. Commercial hydrogen generator sales increased slightly. Operating profit reflected the impact of higher sales, higher margins in the turbine engine business and the reversal of $1.3 million for environmental reserves no longer needed due to a final settlement.

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

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements

Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions and debt service requirements, as well as to fund our stock repurchase program and acquisitions, including the purchase of the remaining minority shares of ODI which we expect to complete by the third quarter of 2009. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2009. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement

On February 8, 2008, Teledyne Technologies entered into a First Amendment to its Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 28, 2008, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $254.8 million at December 28, 2008. In February 2009, Teledyne made a pretax $80.0 million voluntary contribution to its pension plan, funded from its credit facility and cash on hand. For a description of some terms of our credit facility, see “Financing Activities” beginning on page 51.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 28, 2008. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2014 and
	2009	2010	2011	2012	2013	beyond	Total

Long-term debt obligations(a)	$0.6	$—	$326.0	$—	$—	$—	$326.6
Interest expense(b)	7.2	7.2	3.7	—	—	—	18.1
Operating lease obligations	17.9	16.2	12.4	10.5	7.9	28.9	93.8
Capital lease obligations(c)	0.7	0.7	0.6	0.6	0.6	6.9	10.1
Purchase obligations(d)	34.3	2.8	0.8	0.1	—	0.3	38.3

Total	$60.7	$26.9	$343.5	$11.2	$8.5	$36.1	$486.9

(a)	Includes short-term portion.

(b)	Interest expense, including facility fees, is assumed to accrue at the rates in effect at year-end 2008 and is assumed to be paid at the end of each quarter with the final payment in July 2011 when the credit facility expires.

(c)	Includes imputed interest and short-term portion.

(d)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

At December 28, 2008, the Company had a minimum pension plan funding requirement of $13.8 million for 2009. In February 2009, Teledyne made a pretax $80.0 million voluntary contribution to its pension plan, funded primarily from its credit facility. The Company expects to make an additional contribution to its pension plan of $37.1 million in 2009. Based on current assumptions and actual and expected contributions made in 2009, the Company would not have a minimum pension plan funding requirement, as set forth by ERISA, in 2010. Our minimum funding requirements after 2008 are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2010 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s SFAS No. 87 assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on the Company’s liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.

Pursuant to agreements in connection with our August 2006 acquisition of an initial majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the participating stockholders. At December 28, 2008, total cash paid, including the initial investment and subsequent share purchases, for Teledyne’s interest in ODI, net of cash acquired, was $73.8 million. Based on the formula-determined purchase price as of the quarter ended December 28, 2008, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $24.3 million. However, the actual aggregate amount of funds that we will spend to purchase the shares held by minority stockholders through June 30, 2009, could be significantly higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments.

Operating Activities

In 2008, net cash provided from operations was $120.4 million, compared with $166.7 million in 2007 and $78.4 million in 2006.

The lower net cash provided for 2008, compared with 2007, was primarily due to higher pretax pension contributions of $52.4 million, higher aircraft product defense and settlement payments of $25.5 million and higher working capital requirements, partially offset by higher net income, the incremental cash contribution from recent acquisitions and lower income tax payments of $22.5 million.

The higher net cash provided for 2007, compared with 2006, was primarily due to incremental cash contribution from recent acquisitions, higher net income, higher customer advance payments and deposits, improved accounts receivable collections due to timing and $12.4 million in lower pension contributions.

Free cash flow (cash from operating activities less capital expenditures) was $78.5 million compared with $126.4 million in 2007 and $52.0 million in 2006.

	Fiscal Year
Free Cash Flow(a)	2008	2007	2006
	(In millions,
	brackets indicate use of funds)

Cash provided by operating activities	$120.4	$166.7	$78.4
Capital expenditures for property, plant and equipment	(41.9)	(40.3)	(26.4)

Free cash flow	$78.5	$126.4	$52.0

(a)	The Company defines free cash flow as cash provided by operating activities (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. The company believes that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing the company’s ability to generate cash flow.

Working Capital

Working capital increased to $281.3 million at year-end 2008, compared with $213.7 million at year-end 2007. The increase in working capital reflects working capital from businesses acquired in fiscal 2008, higher income taxes receivable, higher accounts receivable due to increased fourth quarter 2008 sales and higher inventory balances.

Balance Sheet Changes

The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2008	2007

Accounts receivable, net	$281.4	$241.1
Inventories, net	$207.0	$174.6
Prepaid expenses and other current assets	$41.6	$13.1
Long-term deferred income taxes, net	$89.2	$56.9
Goodwill, net	$502.5	$351.6
Acquired intangible assets, net	$117.0	$61.7
Accrued liabilities — short term	$202.4	$157.1
Long-term debt and capital lease obligations, net of current portion	$332.1	$142.4
Accrued pension obligation	$227.9	$74.3
Accumulated other comprehensive loss	$(205.8)	$(61.2)

The higher balances in accounts receivable, inventory and short-term accrued liabilities reflected the impact of organic sales growth, as well as businesses acquired in fiscal 2008. The higher balance in short-term accrued liabilities also includes $15.8 million in product recall and replacement reserves in 2008. The increase in prepaid expenses and other current assets reflects higher income tax receivables of $19.6 million. Long-term deferred income taxes reflected a $78.5 million increase related to the minimum benefit plan liability adjustment in 2008. The increase in goodwill primarily reflected the acquisitions made in fiscal 2008. The increase in acquired intangible assets primarily reflected the acquisitions made in fiscal 2008, partially offset by current year amortization. The increase in long-term debt and capital lease obligations primarily reflected the use of cash flow to purchase businesses and to make pension contributions. The accrued pension obligation increased primarily as a result of an increase in the unfunded pension liability in 2008 due, in part, to lower returns on pension assets, partially offset by higher pension contributions. The change in the accumulated other comprehensive loss reflected the $121.2 million non-cash adjustment related to the increase in the unfunded pension liability in 2008 and higher foreign currency translation adjustments.

Investing Activities

Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

Capital Expenditures	2008	2007	2006
	(In millions)

Electronics and Communications	$33.8	$33.7	$17.9
Engineered Systems	2.2	1.5	1.4
Aerospace Engines and Components	3.7	3.5	5.1
Energy and Power Systems	2.1	1.0	1.9
Corporate	0.1	0.6	0.1

	$41.9	$40.3	$26.4

During 2009 we plan to invest approximately $45.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at December 28, 2008 for capital expenditures were approximately $4.8 million.

Investing activities used cash for acquisitions of $285.1 million, $48.1 million and $252.0 million, in fiscal 2008, 2007 and 2006, respectively (see “Recent Acquisitions” table). We received $0.4 million, $0.8 million and $0.7 million, in 2008, 2007 and 2006, respectively, from the sale of assets.

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

In all acquisitions, the results of operations and cash flows are included in the Company’s consolidated financial statements from the date of each respective acquisition. Each of the companies acquired, except for CollaborX, is part of the Electronics and Communications segment. CollaborX is part of the Engineered Systems segment. During 2008, the Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Storm, Impulse, Judson and TSS International acquisitions. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Webb, Filtronic, Cormon, Odom and Demo acquisitions made in fiscal 2008. The Company made preliminary estimates as of December 28, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations.

The following table shows the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2008 (in millions):

					Acquired
		Purchase	Goodwill		Intangible
Acquisition Date	Name	Price	Acquired		Assets

December 31, 2007	Impulse	$35.0	$15.3		$16.2
December 31, 2007	Storm	47.7	31.4		10.0
January 31, 2008	TSS	54.8	28.6		23.0
February 1, 2008	Judson	27.0	13.9		7.9
July 7, 2008	Webb	24.3	14.6	(a)	7.0	(a)
August 15, 2008	Filtronic	24.1	4.6	(a)	6.5	(a)
August 16, 2008	Cormon	20.9	17.0	(a)	3.0	(a)
December 19, 2008	Odom	7.0	5.3	(a)	1.5	(a)
December 24, 2008	Demo	5.3	3.1	(a)	1.2	(a)

		$246.1	$133.8		$76.3

(a)	These preliminary amounts were based on estimates that are subject to change pending the completion of the Company’s internal review and the receipt of certain third party valuation reports as there was insufficient time between the acquisition dates and the end of the period to finalize the valuations.

Except for the Storm and Demo acquisitions, goodwill resulting from the acquisitions made in fiscal 2008 will be deductible for tax purposes.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in fiscal 2008 (in millions):

Current assets, excluding cash acquired	$62.5
Property, plant and equipment	18.0
Goodwill	133.8
Intangible assets	76.3

Total assets acquired	290.6
Current liabilities, including short-term debt	32.8
Other long-term liabilities	11.7

Total liabilities assumed	44.5

Purchase price, net of cash acquired	$246.1

Financing Activities

Cash provided by financing activities for 2008 reflected net borrowings of $189.9 million, primarily under our revolving credit agreement, to acquire businesses and fund the pension plan. Cash used by financing activities for 2007 reflected the net repayments of borrowings of $88.8 million. Cash provided by financing activities for 2006 reflected net borrowings of $182.1 million, primarily under our revolving credit agreement, to acquire businesses. Fiscal years 2008, 2007 and 2006 all reflect proceeds from the exercise of stock options of $13.0 million, $6.5 million and $12.3 million, respectively. Fiscal years 2008, 2007 and 2006 included $10.3 million, $3.6 million and $8.6 million, respectively, in excess tax benefits related to stock-based compensation.

On February 8, 2008, Teledyne Technologies entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments of $590.0 million and expires in July 2011. At year-end 2008, we had $254.8 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. In February 2009, Teledyne made a pretax $80.0 million voluntary contribution to its pension plan, funded primarily from its credit facility. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at year-end 2008 includes $326.0 million outstanding under the $590.0 million credit facility and $0.6 million in other debt. No amounts were outstanding under the uncommitted bank facility at December 28, 2008. The Company also has a $6.6 million outstanding under capital leases, of which $0.5 million is current. At year-end 2008, Teledyne had $9.2 million in outstanding letters of credit.

On February 24, 2009, our Board of Directors approved a stock repurchase program authorizing the company to repurchase up to 1,500,000 shares of its common stock. At February 24, 2009, the Company had outstanding 36,019,970 shares of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under our credit facility.

Pension and Postretirement Plans

As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. Teledyne anticipates making after-tax cash contributions of approximately $71.1 million to its pension plans in 2009 before recovery from the U.S. Government, of which an after-tax cash contribution of $48.6 million was made in February 2009.

Other Matters

Income Taxes

The Company’s effective tax rate for 2008 was 36.9%, compared with 34.1% for 2007 and 34.0% for 2006. The Company completed an analysis of research and development spending for 2000 through 2006, as well as the base period years, and anticipates the receipt of income tax refunds for those years. The effective tax rate for 2008 reflects the impact of expected research and development income tax credits of $2.5 million and also reflects the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2008 would have been 38.7%. The effective tax rate for 2007 reflects the impact of expected research and development income tax refunds of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2007 would have been 37.7%. The effective tax rate for the 2006 reflects the impact of the reversal of income tax contingency reserves of $3.3 million which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding the impact of the reversal, the effective tax rate for 2006 would have been 36.7%. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 28, 2008 will be realized.

Costs and Pricing

Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing polices. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures

We have not entered into any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2008 or 2007. We have no derivative financial instruments outstanding at December 28, 2008. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 28, 2008, we had $326.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $3.3 million, assuming the $326.0 million in debt was outstanding for the full year. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Related Party Transactions

Our Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of our directors was a former chief executive officer of Mellon Financial Corporation. All transactions with The Bank of New York Mellon Corporation and its respective affiliates are effected under normal commercial terms, and we believe that our relationships with The Bank of New York Mellon Corporation and its respective affiliates are arms-length. The Bank of New York Mellon Corporation is one of 13 lenders under our $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, serves as our transfer agent and registrar, as well as the agent under our stockholders rights plan and also handles administration of our stock options.

Environmental

We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled approximately $2.9 million at December 28, 2008 and $4.4 million at December 30, 2007. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period.

For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 40% of total sales in 2008, 41% of total sales in 2007 and 40% of total sales in 2006. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial

Statements. Sales to the Department of Defense represented approximately 29%, 30% and 30% of total sales for 2008, 2007 and 2006, respectively.

Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risk factor disclosure beginning at page 17.

For information on accounts receivable from the U.S. Government, see Note 5 to the Notes to Consolidated Financial Statements.

Estimates and Reserves

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, aircraft product liability, employee dental and medical benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other Matters — Critical Accounting Policies”.

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 28, 2008 and December 30, 2007:

Reserves and Valuation Accounts (a)

	2008	2007
	(In millions)

Allowance for doubtful accounts	$3.2	$4.6
LIFO reserves	$26.5	$25.6
Other inventory reserves	$31.6	$23.6
Aircraft product liability reserves(b)	$39.6	$53.8
Workers’ compensation and general liability reserves(b)	$12.0	$10.7
Warranty reserves	$14.0	$11.4
Environmental reserves(b)	$2.9	$4.4
Other accrued liability reserves(b)	$20.6	$5.8

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.

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

	2008	2007	2006

Balance at beginning of year	$11.4	$11.4	$10.3
Accruals for product warranties charged to expense	9.0	7.4	9.7
Cost of product warranty claims	(8.7)	(7.6)	(9.1)
Acquisitions	2.3	0.2	0.5

Balance at year-end	$14.0	$11.4	$11.4

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

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes in the current period the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. For our sales to the U.S. Government in 2008, 2007 and 2006, operating income as a percent of sales did not vary by more than 0.5%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 0.5% in 2008, the Company’s operating income would have changed by approximately $4.7 million.

Aircraft Product Liability Reserve

We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate for the probable costs for the resolution of these claims. At December 28, 2008, we have a reserve of $39.6 million for aircraft product liability claims, of which $2.5 is current. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters, historical experience, the number and nature of claims, the level of annual self-insurance retentions, past payment history and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. The Company has aircraft and product liability insurance. The current annual self-insurance retention is $20.1 million compared with $21.0 million in 2007. If a significant liability claim or combination of claims were identified, even taking into account insurance coverage, operating profit in a given period could be reduced significantly. Accruals could be made in a given period for amounts up to our annual self-insurance retention. Based on the facts and circumstances of the claims, we have not always accrued amounts up to our annual self-insurance retention. Also, we cannot assure that, for 2009 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires in May 2009.

Accounting for Pension Plans

The Company accounts for its defined benefit pension plan in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense is the expected return on plan assets, as well as the assumed discount rate on pension liabilities. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2009 and its assumed discount rate will be 6.25% in 2009. The Company long-term expected return on pension assets used in 2008 was 8.5% and the assumed discount rate used in 2008 was 6.0%. The actual rate of return on pension assets was a negative 28.2% in 2008 and 2.5% in 2007. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made after-tax contributions of $36.2 million to its pension benefit plans in 2008 and currently anticipates making an after-tax cash contribution of approximately $71.1 million to its pension benefit plans in 2009, before recovery from the U.S. Government, of which an after-tax cash contribution of $48.6 million was made in February 2009. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. In accordance with the requirements of SFAS No. 158, at year-end 2008 the Company has a $191.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $315.0 million related to its pension plans. At year-end 2007, the Company had a $67.6 million non-cash reduction to stockholders’ equity and a long-term additional liability of $111.1 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2008 pension expense:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
	$ in millions

Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.1)	$2.2
Change in long-term rate of return on plan assets	$(1.5)	$(1.5)

See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Accounting for Business Combinations, Goodwill, Acquired Intangible Assets and Other Long-Lived Assets

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

Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. Based on the annual impairment test completed in the fourth quarter of 2008, no impairment of goodwill or intangible assets with indefinite lives was indicated. The Company estimates the fair value of the reporting units, which are our four business segments, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the net book value of the reporting unit, including goodwill. The development of future revenue and cash flow projections for our business and strategic plan, and the annual impairment test involve significant judgments. Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. However, a 10 percent decrease in the current fair value estimate of each of the Company’s reporting units would not result in a goodwill impairment charge.

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

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

Our effective tax rates differ from the statutory rate primarily due to the tax impact of the research and development tax credits, state taxes and tax audit settlements. The effective tax rate was 36.9%, 34.1% and 34.0% in fiscal 2008, 2007 and 2006, respectively. See New Accounting Pronouncements Adopted and Note 11 of the Notes to Consolidated Financial Statements for disclosures regarding the adoption of FIN No. 48.

Accounting Pronouncements Adopted

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

EITF No. 07-3

In June 2007 the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective December 31, 2007 and it did not have an effect on the Company’s consolidated results of operations or financial position.

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

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2008		2007
	Unrecognized		Unrecognized
	Tax Benefits	Interest	Tax Benefits	Interest

Beginning of year	$27.8	$0.5	$4.8	$0.7
Increase in prior year tax positions	0.2	0.3	0.3	0.3
Increase for tax positions taken during the current period	9.8	0.2	24.5	—
Reduction related to settlements with taxing authorities	—	—	(0.8)	(0.2)
Reduction related to lapse of the statue of limitations	(1.0)	(0.2)	(1.0)	(0.3)

End of year	$36.8	$0.8	$27.8	$0.5

We recognized interest related to unrecognized tax benefits of $0.5 million and $0.3 million within the provision for income taxes in our statements of operations for fiscal year 2008 and 2007, respectively. As of December 28, 2008, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. Except for refund claims related to credits for research activities, the Company has substantially concluded on all U.S. federal and California income tax matters for all years through 2004. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2003.

The Company anticipates the total unrecognized tax benefit may be reduced by $1.5 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

Pending Accounting Pronouncements

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly will not impact the accounting for acquisitions made prior to its adoption, except for the accounting for any deferred tax valuation allowances and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141R, amends SFAS No. 109 to require adjustments, made after the adoption of SFAS No. 141R, for acquired deferred tax assets and income tax positions to be recognized in the income statement. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the liability section of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will be shown before minority interest income or expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. This Statement will be effective for Teledyne’s 2009 fiscal year and interim periods within that fiscal year. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. As of December 28, 2008, other long-term liabilities included $5.2 million for minority interests. The Company is currently evaluating the impact of adopting this Statement.

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

Safe Harbor Cautionary Statement Regarding Forward-Looking Data

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, capital expenditures, pension matters, stock option compensation expense, taxes and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including continuing disruptions in the global economy and insurance and credit markets, changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial and military aviation customers) and availability of credit to our customers, could change the anticipated results. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. The new leadership of the U.S. Government could result, over time, in reductions in defense spending and further changes in programs in which the Company participates.

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

The information required by this item is included in this Report at page 52 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages 67 through 106. See the “Index to Financial Statements and Related Information” at page 66.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls

Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 28, 2008, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 28, 2008, are effective.

Internal Controls

See Management Statement on page 67 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 68 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2008, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

Sarbanes-Oxley Disclosure Committee

The Company’s Sarbanes-Oxley Disclosure Committee include the following members:

Stephen F. Blackwood, Vice President and Treasurer
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

In addition to the information set forth under the caption “Executive Management” beginning at page 13 in Part I of this Report, the information required by this item is set forth in the 2009 Proxy Statement under the captions “Item 1 on Proxy Card — Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Report of the Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance.” Other than the “Report of the Audit Committee,” this information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is set forth in the 2009 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” Other than the “Personnel and Compensation Committee Report,” this information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except for the table below, the information required by this item is set forth in the 2009 Proxy Statement under the caption “Stock Ownership Information.”

Equity Compensation Plans Information

The following table summarizes information with respect to equity compensation plans as of December 28, 2008:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		under Equity
	to be Issued upon		Compensation Plans
	Exercise of	Weighted-Average	[excluding securities
	Outstanding Options,	Exercise Price of Options,	reflected in
	Warrants and Rights	Warrants or Rights	column (a)]
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	1,086,607	$32.65	—
2002 Stock Incentive Plan(1)	1,321,863	29.54	—
2008 Incentive Plan(2)	7,426	42.23	1,600,402
1999 Non-Employee Director Stock Compensation Plan(1)	316,076	20.17	—
Employee Stock Purchase Plan(3)	—	—	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,731,972	$29.73	2,600,402

(1)	The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders, and no additional awards under these plans may be made thereafter.

(2)	The amount includes: up to 285,301 shares of our common stock potentially issuable at December 28, 2008 under our Performance Share Plan (PSP) for the 2006-2008 performance cycle, of which 53,834 shares were issued on February 2, 2009 with respect to the first installment thereto.

(3)	We maintain an Employee Stock Purchase Plan (commonly known as The Stock Advantage Plan) for eligible employees. It enables employees to invest in our common stock through automatic, after-tax payroll deductions, within specified limits. We add a 25% matching company contribution up to $1,200 annually. Our contribution is currently paid in cash and the plan administrator purchases shares of our common stock in the open market.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2009 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2009 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 66 of this Report, which is incorporated herein by reference.

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

REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2008. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2008 acquisitions of assets of Webb, Filtronic, Cormon, Odom and Demo, which are included in the 2008 consolidated financial statements of the Company and constituted: $86.7 million and $74.3 million of total and net assets, respectively, as of December 28, 2008 and: $17.0 million and $0.8 million of total revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 28, 2008, the Company’s internal controls over financial reporting were effective.

Ernst and Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of Teledyne Technologies’ internal control over financial reporting. Their report appears on page 68 of this Annual Report.

Date: February 23, 2009

/s/  Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 23, 2009

/s/  Dale A. Schnittjer
Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Teledyne Technologies Incorporated

We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisitions of assets of Webb Research Corp., the Defense Electronics business of Filtronic PLC, Cormon Limited and Cormon Technology Limited, Odom Hydrographic Systems, Inc. and Demo Systems LLC, which are included in the 2008 consolidated financial statements of Teledyne Technologies Incorporated and constituted $86.7 million and $74.3 million of total and net assets, respectively, as of December 28, 2008 and $17.0 million and $0.8 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of Webb, the Defense Electronics business of Filtronic PLC, Cormon, Odom and Demo.

In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008 of Teledyne Technologies Incorporated and our report dated February 23, 2009 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the index at Item 15(a) and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 28, 2008 and December 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on January 2, 2006. As discussed in Note 12 to the consolidated financial statements, the Company changed its method of accounting for its defined-benefit pension and other postretirement plans in accordance with Statement of Financial Accounting Standards No. 158 on December 31, 2006. As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48) on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2009

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2008	2007	2006

Sales	$1,893.0	$1,622.3	$1,433.2
Costs and Expenses
Cost of sales	1,339.5	1,136.4	1,020.2
Selling, general and administrative expenses	364.6	323.6	287.9

Total costs and expenses	1,704.1	1,460.0	1,308.1

Income before other income and expense and income taxes	188.9	162.3	125.1
Interest and debt expense, net	(10.9)	(12.5)	(7.4)
Minority interest	(2.3)	(3.4)	(1.0)
Other income, net	0.6	2.9	5.0

Income before income taxes	176.3	149.3	121.7
Provision for income taxes	65.0	50.8	41.4

Net income	$111.3	$98.5	$80.3

Basic earnings per common share	$3.14	$2.82	$2.34

Diluted earnings per common share	$3.05	$2.72	$2.26

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2008	2007

Assets
Cash and cash equivalents	$20.4	$13.4
Accounts receivable, net	281.4	241.1
Inventories, net	207.0	174.6
Deferred income taxes, net	42.6	34.5
Prepaid expenses and other current assets	41.6	13.1

Total current assets	593.0	476.7
Property, plant and equipment, net	202.6	177.2
Deferred income taxes, net	89.2	56.9
Goodwill, net	502.5	351.6
Acquired intangibles, net	117.0	61.7
Other assets, net	30.2	35.3

Total Assets	$1,534.5	$1,159.4

Liabilities and Stockholders’ Equity
Accounts payable	$108.2	$105.1
Accrued liabilities	202.4	157.1
Current portion of long-term debt and capital lease	1.1	0.8

Total current liabilities	311.7	263.0
Long-term debt and capital lease obligations	332.1	142.4
Accrued pension obligation	227.9	74.3
Accrued postretirement benefits	16.7	22.9
Other long-term liabilities	116.1	126.6

Total Liabilities	1,004.5	629.2
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares;
Outstanding shares: 2008 — 35,926,224 and 2007 — 35,150,117	0.4	0.4
Additional paid-in capital	240.0	206.9
Retained earnings	495.4	384.1
Accumulated other comprehensive loss	(205.8)	(61.2)

Total Stockholders’ Equity	530.0	530.2

Total Liabilities and Stockholders’ Equity	$1,534.5	$1,159.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2006	$0.3	$159.4	$205.5	$(39.2)	$326.0
Net income	—	—	80.3	—	80.3
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	1.4	1.4
Minimum pension liability adjustment	—	—	—	36.6	36.6

Comprehensive income	—	—	80.3	38.0	118.3
Cumulative effect of the adoption of SFAS No. 158	—	—	—	(41.1)	(41.1)
Stock option compensation expense	—	5.9	—	—	5.9
Exercise of stock options and other, net	—	22.7	—	—	22.7

Balance, December 31, 2006	0.3	188.0	285.8	(42.3)	431.8
Net income	—	—	98.5	—	98.5
Cumulative effect of the adoption of FIN No. 48	—	—	(0.2)	—	(0.2)
Other comprehensive loss, net of tax:
Foreign currency translation gains	—	—	—	0.4	0.4
Minimum benefit plan liability adjustment	—	—	—	(19.3)	(19.3)

Comprehensive income	—	—	98.3	(18.9)	79.4
Stock option compensation expense	—	6.8	—	—	6.8
Exercise of stock options and other, net	0.1	12.1	—	—	12.2

Balance, December 30, 2007	0.4	206.9	384.1	(61.2)	530.2
Net income	—	—	111.3	—	111.3
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	(23.4)	(23.4)
Minimum benefit plan liability adjustment	—	—	—	(121.2)	(121.2)

Comprehensive loss	—	—	111.3	(144.6)	(33.3)
Stock option compensation expense	—	7.5	—	—	7.5
Exercise of stock options and other, net	—	25.6	—	—	25.6

Balance, December 28, 2008	$0.4	$240.0	$495.4	$(205.8)	$530.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2008	2007	2006

Operating activities
Net income	$111.3	$98.5	$80.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	47.3	34.7	32.0
Deferred income taxes	(41.0)	(21.3)	(12.1)
Stock option expense	7.5	6.8	5.9
Minority interest	2.3	3.2	1.0
Excess income tax benefits from stock options	(10.3)	(3.6)	(8.6)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Increase in accounts receivable	(16.0)	(8.7)	(17.5)
Increase in inventories	(2.3)	(10.2)	(23.2)
Decrease (increase) in prepaid expenses and other assets	(2.0)	0.8	1.7
Decrease (increase) in long-term assets	5.2	(6.9)	(3.2)
Increase (decrease) in accounts payable	(6.1)	8.7	8.7
Increase in accrued liabilities	25.3	25.0	8.3
Decrease (increase) in current income taxes payable, net	(6.7)	6.3	3.8
Increase (decrease) in other long-term liabilities	(16.2)	17.2	6.4
Decrease in accrued postretirement benefits	(6.2)	(1.5)	(3.7)
Increase (decrease) in accrued pension obligation	32.4	17.0	(1.6)
Other operating, net	(4.1)	0.7	0.2

Net cash provided by operating activities	120.4	166.7	78.4

Investing activities
Purchases of property, plant and equipment	(41.9)	(40.3)	(26.4)
Purchase of businesses and other investments, net of cash acquired	(285.1)	(48.1)	(252.0)
Proceeds from sale of assets	0.4	0.8	0.7

Net cash used by investing activities	(326.6)	(87.6)	(277.7)

Financing activities
Net proceeds from (repayments of) long-term debt	189.9	(88.8)	182.1
Tax benefit from stock options exercised	10.3	3.6	8.6
Proceeds from exercise of stock options	13.0	6.5	12.3

Net cash provided (used) by financing activities	213.2	(78.7)	203.0

Increase (decrease) in cash and cash equivalents	7.0	0.4	3.7

Cash and cash equivalents — beginning of year	13.4	13.0	9.3

Cash and cash equivalents — end of year	$20.4	$13.4	$13.0

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

Teledyne is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space, environmental and nuclear applications, manufacture general aviation engines and components, and supply energy generation, energy storage and small propulsion products.

Teledyne serves niche market segments where performance, precision and reliability are critical. Teledyne’s customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airlines and general aviation companies.

Teledyne consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom, Mexico, Singapore, China and France; the Engineered Systems segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy and Power Systems segment with operations in the United States.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52 or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2008 was a 52-week fiscal year and ended on December 28, 2008. Fiscal year 2007 was a 52-week fiscal year and ended on December 30, 2007. Fiscal year 2006 was a 52-week fiscal year and ended on December 31, 2006. References to the years 2008, 2007 and 2006 are intended to refer to the respective fiscal year unless otherwise noted.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, aircraft product liability, employee dental and medical benefits and other contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

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

Product Warranty and Recall and Replacement Costs

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

	2008	2007	2006

Balance at beginning of year	$11.4	$11.4	$10.3
Accruals for product warranties charged to expense	9.0	7.4	9.7
Cost of product warranty claims	(8.7)	(7.6)	(9.1)
Acquisitions	2.3	0.2	0.5

Balance at year-end	$14.0	$11.4	$11.4

The Company establishes reserves for product returns and replacements on a product-specific basis when circumstances giving rise to the return become known. Facts and circumstances related to a return, including where the product affected by the return is located (e.g., the end user, customers’ inventory, or in Teledyne’s inventory), cost estimates to return, repair and/or replace the product are considered when establishing a product return reserve. The reserve is reevaluated each period and is adjusted when the reserve is either not sufficient to cover or exceeds the estimated product return expenses. The Company recorded an $18.0 million charge in 2008 for a product recall and replacement program. The Company had no such charges in 2007 or 2006.

Research and Development

Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $65.6 million in 2008, $59.7 million in 2007, and $52.5 million in 2006. Costs related to customer-funded research and development contracts were $330.2 million in 2008, $295.4 million in 2007, and $254.5 million in 2006 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2008	2007	2006

Basic earnings per share
Net income	$111.3	$98.5	$80.3

Weighted average common shares outstanding	35.5	34.9	34.3

Basic earnings per common share	$3.14	$2.82	$2.34

Diluted earnings per share
Net income	$111.3	$98.5	$80.3

Weighted average common shares outstanding	35.5	34.9	34.3
Dilutive effect of contingently issuable shares	1.0	1.3	1.2

Weighted average diluted common shares outstanding	36.5	36.2	35.5

Diluted earnings per common share	$3.05	$2.72	$2.26

For 2008, 194,897 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during 2008. For 2007 and 2006, no stock options were excluded in the computation of diluted earnings per share.

Stock options to purchase 2.5 million, 3.0 million and 2.8 million shares of common stock at fiscal year-end 2008, 2007, and 2006, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.

In addition 5,902 and 85,608 contingent shares of the Company’s common stock under a compensation plan were excluded from fully diluted shares outstanding for 2008 and 2006, respectively, since performance and other conditions for issuance have not yet been met. No shares were excluded for 2007.

Accounts Receivable

Receivables are presented net of a reserve for doubtful accounts of $3.2 million at December 28, 2008 and $4.6 million at December 30, 2007. Expense recorded for the reserve for doubtful accounts was $1.0 million, $2.3 million, and $1.3 million for 2008, 2007, and 2006, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $0.6 million at December 28, 2008 and $1.0 million at December 30, 2007.

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

Property, Plant and Equipment

Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of their estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $31.5 million in 2008, $28.3 million in 2007 and $24.3 million in 2006.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and purchased intangible assets under SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. Using the two-step goodwill impairment model approach outlined in SFAS No. 142, the Company performs an annual impairment test in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2008, no impairment of goodwill or intangible assets was indicated.

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

Accounting Pronouncements Adopted

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective, December 31, 2007 and did not elect the fair value measurement option for any of its financial assets or liabilities.

EITF No. 07-3

In June 2007 the FASB ratified EITF No. 07-3, (“EITF 07-3”), “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 07-3 effective December 31, 2007 and it did not have an effect on the Company’s consolidated results of operations or financial position.

Pending Accounting Pronouncements

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and accordingly will not impact the accounting for acquisitions made prior to its adoption, except for the accounting for any deferred tax valuation allowances and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141R, amends SFAS No. 109 to require adjustments, made after the adoption of SFAS No. 141R, for acquired deferred tax assets and income tax positions to be recognized in the income statement. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 changes the way the consolidated income statement is presented and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. It also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Under the new standard, noncontrolling interests are considered equity and are to be reported as an element of stockholders’ equity rather than within the liability section of the balance sheet. In addition, the current practice of reporting minority interest expense or benefit also will change. Under the new standard, net income will be shown before minority interest income or expense. The income statement will include separate disclosure of the attribution of income between the controlling and noncontrolling interests. Increases and decreases in the noncontrolling ownership interest amount are to be accounted for as equity transactions. This Statement will be effective for Teledyne’s 2009 fiscal year and interim periods within that fiscal year. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year 2009, except for the presentation and disclosure requirements. The presentation and disclosure requirements must be applied retrospectively for all periods presented. As of December 28, 2008, other long-term liabilities included $5.2 million for minority interests. The Company is currently evaluating the impact of adopting this Statement.

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

Hedging Activities

The Company has not entered into any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2008 or 2007. We have no derivative financial instruments outstanding at December 28, 2008.

Supplemental Cash Flow Information

Cash payments for federal, foreign and state income taxes were $29.3 million for 2008 which is net of refunds of $0.5 million. Cash payments for federal, foreign and state income taxes were $52.0 million for 2007 which is net of refunds of $0.2 million. Cash payments for federal, foreign and state income taxes were $49.5 million for 2006 which is net of refunds of $0.1 million. Cash payments for interest and credit facility fees totaled approximately $10.4 million, $12.7 million and $6.2 million for 2008, 2007 and 2006, respectively.

Comprehensive Income (Loss)

The Company’s comprehensive income consists of net income, the minimum benefit plan liability adjustment, foreign currency translation adjustments and for 2006 only, the cumulative effect of the adoption of FIN No. 48. See Note 12 for a further discussion of the minimum benefit plan liability adjustment. The Company’s comprehensive income (loss) was a loss of $33.3 million for 2008, compared with comprehensive income of $79.4 million for 2007 and $118.3 million for 2006.

The year-end components of accumulated other comprehensive loss are shown in the following table (in millions):

Balance at year end	2008	2007	2006

Foreign currency translation gains (losses)	$(21.9)	$1.5	$1.1
Minimum benefit plan liability adjustment(a)	(183.9)	(62.7)	(43.4)

Accumulated other comprehensive loss	$(205.8)	$(61.2)	$(42.3)

(a)	Net of deferred taxes of $118.9 million in 2008, $40.4 million in 2007 and $27.9 million in 2006.

Note 3.  Business Acquisitions, Goodwill and Intangible Assets

The table below summarizes the acquisitions we made during fiscal years 2008, 2007 and 2006.

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(6)
					(In millions)

2008
Impulse Enterprise (“Impulse”) Manufactures underwater electrical interconnection systems for harsh environments.	December 31, 2007	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0

Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7

SG BrownLimited and its wholly owned subsidiary TSS (International) Limited (together “TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8

Judson Technologies, LLC (“Judson”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	February 1, 2008	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0

Webb Research Corp. (“Webb”) Manufactures autonomous underwater gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3

Defense Electronics business of Filtronic PLC (“Filtronic”) Provides customized microwave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1

Cormon Limited and Cormon Technology Limited (together “Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.9	(3)
Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0	(3)

Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	5.3	(3)

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(6)
					(In millions)

2007

D.G. O’Brien, Inc. (“DGO”) Manufactures highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.	March 30, 2007	Seabrook, NH	$26.2 million for its fiscal year ended September 30, 2006	Asset	$37.1

Tindall Technologies, Inc. (“Tindall”) Designs and supplies microwave subsystems for defense applications.	June 30, 2007	Sunnyvale, CA	$2.7 million for its fiscal year ended December 31, 2006	Stock	5.9(4)

2006

Benthos, Inc. (“Benthos”) Manufactures oceanographic products and package inspection systems.	January 27, 2006	North Falmouth, MA	$24.0 million for its fiscal year ended September 30, 2005	Stock	32.2

KW Microwave Corporation (“KW”) Manufactures defense microwave components and subsystems.	April 28, 2006	Poway, CA	$6.7 million for its fiscal year ended December 31, 2005	Asset	10.3

Ocean Design, Inc. (“ODI”) Manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research, and military applications.	August 16, 2006	Daytona Beach, FL	$31.6 million for its fiscal year ended December 31, 2005	A majority of stock(5)	73.8

CollaborX, Inc. (“CollaborX”) Provides government engineering services primarily to the U.S. Air Force and also to select joint military commands, such as the Missile Defense Agency, the United States Joint Forces Command and the United States Northern Command.	August 16, 2006	Colorado Springs, CO	$13.6 million for its fiscal year ended December 31, 2005	Stock	14.9

Rockwell Scientific Company LLC (“Teledyne Scientific and Imaging”) Provides research and development services to the Department of Defense, NASA and major defense and aerospace companies, as well as develops and manufactures infrared and visible light imaging sensors for surveillance applications.	September 15, 2006	Thousand Oaks, CA	$114.0 million for its fiscal year ended September 30, 2005	Stock	158.6

(1)	Each of the acquisitions, except for CollaborX, Inc. is part of the Electronics and Communications segment. CollaborX, Inc. is part of the Engineered Systems segment.

(2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(3)	The final purchase price is subject to adjustment based on the final closing date net working capital of the acquired business.

(4)	Includes $0.3 million paid in 2008 as a final purchase price adjustment based on the final closing date net working capital.

(5)	The initial majority interest of 51.0% was purchased August 16, 2006 for $30.0 million. Subsequent purchases, net of cash acquired were as follows: additional 9.9% of ownership for $4.4 million in 2006, additional 0.9% of ownership for $0.9 million in 2007 and an additional 24.1% of ownership for $38.5 million in 2008.

(6)	We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in 2008. In 2007, we paid $4.5 million of purchase price payments on businesses acquired before 2006. In 2006, we paid $0.8 million for the purchase of assets of a repair facility in Singapore and $0.8 million in purchase price payment on a business acquired before 2006.

The unaudited pro forma information for the periods set forth below gives effect to the nine acquisitions made in fiscal year 2008 as if they had been acquired at the beginning of each fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	2008	2007
	(unaudited in millions, except per-share amounts)

Sales	$1,942.6	$1,789.9
Net income	$108.9	$93.0
Basic earnings per common share	$3.07	$2.66
Diluted earning per common share	$2.98	$2.57

On September 15, 2006, Teledyne Technologies through its subsidiary, Teledyne Brown Engineering, Inc. acquired Rockwell Scientific. The unaudited pro forma information below assumes that Teledyne Scientific & Imaging had been acquired at the beginning of each fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

2006
(unaudited in millions,
except per-share
amounts)

Sales	$1,519.2
Net income	$77.1
Basic earnings per common share	$2.23
Diluted earning per common share	$2.17

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

Teledyne’s goodwill was $502.5 million at December 28, 2008 and $351.6 million at December 30, 2007. Teledyne’s acquired intangible assets were $117.0 million at December 28, 2008 and $61.7 million at December 30, 2007. The increase in goodwill in 2008 reflected acquisitions made in fiscal 2008, a $32.4 increase related to the additional share purchases of ODI, a decrease for foreign currency changes and a decrease for adjustments for acquisitions made prior to fiscal 2008. The change in the balance of acquired intangible assets in 2008 resulted from the acquisitions made in fiscal 2008 and amortization of acquired intangible assets.

The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Webb, Filtronic, Cormon, Odom and Demo acquisitions made in 2008. The Company made preliminary estimates as of December 28, 2008, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations.

The following table shows the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2008 (in millions):

					Acquired
		Purchase	Goodwill		Intangible
Acquisition Date	Name	Price	Acquired		Assets

December 31, 2007	Impulse	$35.0	$15.3		$16.2
December 31, 2007	Storm	47.7	31.4		10.0
January 31, 2008	TSS	54.8	28.6		23.0
February 1, 2008	Judson	27.0	13.9		7.9
July 7, 2008	Webb	24.3	14.6	(a)	7.0	(a)
August 15, 2008	Filtronic	24.1	4.6	(a)	6.5	(a)
August 16, 2008	Cormon	20.9	17.0	(a)	3.0	(a)
December 19, 2008	Odom	7.0	5.3	(a)	1.5	(a)
December 24, 2008	Demo	5.3	3.1	(a)	1.2	(a)

		$246.1	$133.8		$76.3

(a)	These preliminary amounts were based on estimates that are subject to change pending the receipt of certain valuation information and the completion of the Company’s internal review.

Goodwill resulting from the acquisitions made in fiscal 2008 will be deductible for tax purposes, except for the Storm and Demo acquisitions.

The following table summarized the changes in the carrying value of goodwill (in millions):

			Aerospace	Energy
	Electronics and	Engineered	Engines and	and Power
	Communications	Systems	Components	Systems	Total

Balance at December 31, 2006	$297.1	$15.8	$0.7	$—	$313.6
Current year acquisitions, including ODI	21.8	—	—	—	21.8
Adjustment to prior year acquisitions(a)	16.2	—	—	—	16.2

Balance at December 30, 2007	335.1	15.8	0.7	—	351.6
Current year acquisitions, including ODI	165.9	—	0.3	—	166.2
Impact of foreign currency changes	(10.7)	—	—	—	(10.7)
Adjustment to prior year acquisitions(b)	(4.6)	—	—	—	(4.6)

Balance at December 28, 2008	$485.7	$15.8	$1.0	$—	$502.5

(a)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2007, including a $10.7 million increase to reflect changes in the estimated amount of acquired intangible assets based on the completed appraisal report for the valuation of acquired intangible assets for the 2006 Teledyne Scientific & Imaging acquisition.

(b)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2008.

The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2008			2007
	Gross		Net	Gross		Net
	carrying	Accumulated	Carrying	carrying	Accumulated	Carrying
	amount	amortization	Amount	amount	amortization	Amount

Other acquired intangible assets:
Proprietary Technology	$70.5	$17.0	$53.5	$43.6	$10.1	$33.5
Customer List/Relationships	37.9	8.4	29.5	16.9	4.1	12.8
Patents	0.7	0.4	0.3	0.3	0.1	0.2
Non-compete agreements	0.9	0.6	0.3	0.8	0.3	0.5
Trademarks	3.2	0.5	2.7	3.6	0.3	3.3
Backlog	8.0	7.4	0.6	4.4	4.3	0.1

Other acquired intangible assets subject to amortization	$121.2	$34.3	86.9	$69.6	$19.2	$50.4
Other acquired intangible assets not subject to amortization
Trademarks	30.1	—	30.1	11.3	—	11.3

Total other acquired intangible assets:	$151.3	$34.3	$117.0	$80.9	$19.2	$61.7

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 20 years. The Company recorded $15.8 million and $6.4 million in amortization expense in 2008 and 2007, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2009 — $13.6; 2010 — $13.0; 2011 — $12.3; 2012 — $10.7; 2013 — $9.4.

The estimated remaining useful lives by asset category as of December 28, 2008 are as follows:

Weighted
average
remaining
useful life
Intangibles subject to amortization	in years

Proprietary Technology	6.5
Customer List/Relationships	6.5
Patents	5.1
Non-compete	2.7
Trademarks	12.7
Backlog	0.5

Total intangibles subject to amortization	6.4

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2008 (in millions):

Current assets, excluding cash acquired	$62.5
Property, plant and equipment	18.0
Goodwill	133.8
Intangible assets	76.3

Total assets acquired	290.6
Current liabilities, including short-term debt	32.8
Other long-term liabilities	11.7

Total liabilities assumed	44.5

Purchase price, net of cash acquired	$246.1

The following table summarizes the intangible assets acquired as part of the acquisitions made in 2008 (dollars in millions):

		Weighted average
		remaining useful life
		in years

Intangibles assets not subject to amortization:
Goodwill	$133.8	n/a

Trademarks	$18.4	n/a

Intangibles assets subject to amortization:
Proprietary Technology	$31.9	8.4
Customer List/Relationships	22.0	7.2
Trademarks	0.2	0.2
Backlog	3.8	0.7

	$57.9	5.5

Note 4.  Financial Instruments

Teledyne values financial instruments as required by SFAS No. 107 — “Disclosures about Fair Value of Financial Instruments,” as amended. The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at December 28, 2008 approximated the carrying value of $326.0 million. The estimated fair value of Teledyne’s long-term debt at December 30, 2007 approximated the carrying value of $138.0 million. The estimated fair value of Teledyne’s long-term debt at December 31, 2006 approximated the carrying value of $226.9 million.

The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5.  Accounts Receivable

Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2008	2007

U.S. Government and prime contractors contract receivables:
Billed receivables	$28.1	$28.3
Unbilled receivables	39.4	39.2
Commercial and other receivables	217.1	178.2

	284.6	245.7
Reserve for doubtful accounts	(3.2)	(4.6)

Total accounts receivable, net	$281.4	$241.1

The billed contract receivables from the U.S. Government and prime contractors contain $17.9 million and $20.8 million at December 28, 2008 and December 30, 2007, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $22.4 million and $36.3 million at December 28, 2008 and December 30, 2007, respectively, due to long-term contracts.

Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6.  Inventories

Inventories consisted of the following (in millions):

	Balance at year-end
	2008	2007

Raw materials and supplies	$89.8	$64.7
Work in process	125.8	122.6
Finished goods	22.2	17.6

Total inventories at cost, net	237.8	204.9
LIFO reserve	(26.5)	(25.6)
Progress payments	(4.3)	(4.7)

Total inventories, net	$207.0	$174.6

Inventories at cost determined on the last-in, first-out method were $126.2 million at December 28, 2008 and $123.9 million at December 30, 2007. The remainder of the inventories using average cost or the first-in, first-out methods, were $111.6 million at December 28, 2008 and $81.0 million at December 30, 2007.

The Company recorded LIFO expense of $0.9 million, $1.3 million and $0.7 million in 2008, 2007 and 2006, respectively, which resulted from higher inventory levels in each year.

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $30.2 million and $23.6 million at December 28, 2008 and December 30, 2007, respectively. The reserve for excess, slow moving and obsolete inventory at December 28, 2008 reflected reserves of $6.2 million acquired as part of the acquisitions made in 2008.

Inventories, before progress payments, related to long-term contracts were $24.0 million and $25.6 million at December 28, 2008 and December 30, 2007, respectively. Progress payments related to long-term contracts were $0.8 million and $4.3 million at December 28, 2008 and December 30, 2007, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7.  Supplemental Balance Sheet Information

Property, plant and equipment were as follows (in millions):

	Balance at year-end
	2008	2007

Land	$20.9	$19.4
Buildings	96.8	85.3
Equipment and software	329.7	290.8

	447.4	395.5
Accumulated depreciation and amortization	(244.8)	(218.3)

Total property, plant and equipment, net	$202.6	$177.2

Other long-term assets included amounts related to deferred compensation of $18.6 million and $24.2 million at December 28, 2008 and December 30, 2007, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $77.8 million and $69.9 million at December 28, 2008 and December 30, 2007, respectively. Accrued liabilities also included customer related deposits and credits of $42.4 million and $28.1 million at December 28, 2008 and December 30, 2007, respectively and a product replacement reserve of $15.8 million at December 28, 2008. Other long-term liabilities included aircraft product liability reserves of $37.1 million and $50.6 million at December 28, 2008 and December 30, 2007, respectively and deferred compensation liabilities of $19.2 million and $23.8 million at December 28, 2008 and December 30, 2007, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

Note 8.  Stockholders’ Equity

The following is an analysis of Teledyne’s common stock share activity:

Balance, January 1, 2006	33,683,671
Stock options exercised and other	1,036,029

Balance, December 31, 2006	34,719,700
Stock options exercised and other	430,417

Balance, December 30, 2007	35,150,117
Stock options exercised and other	776,107

Balance, December 28, 2008	35,926,224

Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Preferred Stock

Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2008, 2007 or 2006.

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

The following disclosures are based on stock options held by Teledyne’s employees and include the stock options that have been converted from ATI options to Teledyne’s options as noted above. The Company adopted SFAS No. 123(R) effective January 2, 2006, using the modified prospective method. No modifications to outstanding stock options were made prior to the adoption of SFAS No. 123(R). The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2008 were similar to those used in estimating the fair value of stock options granted in 2007 and 2006. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $7.5 million, $6.8 million and $5.9 million for stock option expense, for 2008, 2007 and 2006, respectively. The Company issues shares of common stock upon the exercise of stock options.

The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options extended to the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2008, 2007 and 2006:

For the year	2008	2007	2006

Expected dividend yield	—	—	—
Expected volatility	34.7%	33.0%	36.0%
Risk-free interest rate	3.3%	4.9%	4.7%
Expected lives	5.6	5.6	5.5

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2008, 2007 and 2006 was $19.35, $15.54 and $13.30, respectively.

Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,702,157	$24.71	2,537,559	$20.97	3,039,311	$16.82
Granted	356,298	$50.81	533,153	$39.48	466,063	$32.36
Exercised	(693,197)	$18.66	(345,487)	$18.82	(942,196)	$13.02
Canceled or expired	(25,288)	$31.91	(23,068)	$24.46	(25,619)	$27.76

Ending balance	2,339,970	$30.39	2,702,157	$24.71	2,537,559	$20.97

Options exercisable at year-end	1,513,815	$23.39	1,752,624	$18.90	1,649,681	$16.92

The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 28, 2008 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$8.42-$10.00	67,833	$9.67	1.1	67,833	$9.67
$10.01-$20.00	722,886	$16.70	3.8	722,886	$16.70
$20.01-$30.00	321,504	$26.97	6.1	321,504	$26.97
$30.01-$40.00	874,204	$36.32	7.7	398,926	$35.07
$40.01-$50.00	2,000	$45.41	8.4	668	$45.41
$50.01-$59.05	351,543	$50.85	9.1	1,998	$50.79

	2,339,970	$30.39	6.3	1,513,815	$23.46

Non-Employee Director Stock Compensation Plan

Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 year life.

Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	348,266	$22.44	301,186	$19.32	246,412	$16.33
Granted	43,736	$50.15	48,271	$41.59	55,464	$32.52
Exercised	—	$—	(1,191)	$10.08	(690)	$10.86

Ending balance	392,002	$25.53	348,266	$22.44	301,186	$19.32

Options exercisable at year-end	348,266	$22.44	299,995	$19.36	247,474	$16.38

The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 28, 2008 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$6.31-$10.00	32,776	$8.90	2.7	32,776	$8.90
$10.01-$20.00	174,753	$15.14	4.1	174,753	$15.14
$20.01-$30.00	59,965	$26.87	6.7	59,321	$26.86
$30.01-$40.00	50,508	$35.33	7.7	43,416	$35.58
$40.01-$50.00	38,000	$45.79	8.4	38,000	$45.79
$50.01-$53.76	36,000	$53.76	9.4	—	$—

	392,002	$25.53	5.7	348,266	$22.44

The total pretax intrinsic value of options exercised during 2008 and 2007 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $26.8 million and $9.3 million, respectively. At December 28, 2008, the intrinsic value of stock options outstanding was $33.7 million and the intrinsic value of stock options exercisable was $32.5 million. During 2008 and 2007, the amount of cash received from the exercise of stock options was $13.0 million and $6.5 million, respectively.

At December 28, 2008, there was $8.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Plan

Teledyne’s Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are payable in cash and shares of Teledyne common stock. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with exceptions for retirement, disability and death).

In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on the estimated performance over the three-year period, an aggregate of 169,713 shares are expected to be issued in three equal installments during 2009, 2010 and 2011.

The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $3.9 million, $5.3 million and $3.8 million in compensation expense related to the PSP program for fiscal years 2008, 2007 and 2006, respectively. At December 28, 2008, there was no unrecognized compensation cost related to the PSP program.

Restricted Stock Award Program

Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. Under the 2005 to 2007 and 2006 to 2008 and 2007 to 2009 performance periods an aggregate of 100,903 shares of restricted stock were issued and outstanding at year-end 2008.

The following table summarizes Teledyne’s restricted stock activity:

		Weighted
		average
		fair value
	Shares	per share

Balance, January 1, 2006	157,164	$18.98
Granted	38,812	$21.24
Issued	(65,526)	$13.10

Balance, December 31, 2006	130,450	$22.61
Granted	34,223	$27.43
Issued	(52,368)	$19.18

Balance, December 30, 2007	112,305	$25.68
Granted	27,868	$37.89
Issued	(39,270)	$28.54

Balance, December 28, 2008	100,903	$27.94

Prior to 2006, the calculated expense for each plan year was based on the expected number of shares to be issued valued at the share price at the grant inception date. This calculated expense was adjusted downward if performance conditions were not met. Under SFAS No. 123(R), the calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $0.9 million, $1.0 million and $1.0 million in compensation expense related to the restricted stock award program for fiscal years 2008, 2007 and 2006, respectively. At December 28, 2008, there was $1.0 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 9.  Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of the Company’s directors was a former chief executive officer and director of Mellon Financial Corporation. The Bank of New York Mellon Corporation is one of 13 lenders under the Company’s $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, serves as our transfer agent and registrar, as well as the agent under our stockholders rights plan and also handles administration of our stock options.

Note 10.  Long-Term Debt

At December 28, 2008, Teledyne had $326.0 million in long-term debt outstanding. At December 30, 2007, Teledyne had $138.6 million in long-term debt outstanding.

In February 2008, Teledyne Technologies entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments of $590.0 million and expires in July 2011. At year-end 2008, we had $254.8 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. In February 2009, Teledyne made an $80.0 million voluntary contribution to its pension plan, funded primarily from its credit facility. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the London Interbank Offered Rate (“LIBOR”), plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 28, 2008, the company was in compliance with these covenants. We also have a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at year-end 2008 includes $326.0 million outstanding under the $590.0 million credit facility and $0.6 million in other debt. No amounts were outstanding under the uncommitted bank facility at December 28, 2008. The Company also has a $6.6 million outstanding under capital leases, of which $0.5 million is current. At year-end 2008, Teledyne had $9.2 million in outstanding letters of credit.

Total interest expense including credit facility fees and other bank charges was $11.7 million in 2008, $13.1 million in 2007 and $7.7 million in 2006.

At December 28, 2008 and December 30, 2007, long-term debt consisted of the following (in millions):

	2008	2007

Revolving credit facility, at a weighted average rate of 2.0% at December 28, 2008	$326.0	$138.0
Other unsecured debt due through 2009 at varying rates	0.6	1.3

Total	326.6	139.3
Less:
Current portion	(0.6)	(0.7)

Total long-term debt	$326.0	$138.6

At December 28, 2008, future minimum principal payments on long-term debt subsequent to December 28, 2008 were as follows: $0.6 million in 2009 and $326.0 million in 2011.

Note 11.  Income Taxes

Provision for income taxes was as follows (in millions):

	2008	2007	2006

Current
Federal	$30.1	$46.2	$42.8
State	6.7	7.9	8.7
Foreign	4.2	2.5	1.6

Total current	41.0	56.6	53.1

Deferred
Federal	20.0	(4.8)	(9.3)
State	4.0	(1.0)	(2.4)

Total deferred	24.0	(5.8)	(11.7)

Provision for income taxes	$65.0	$50.8	$41.4

Income before income taxes included income from domestic operations of $165.1 million for 2008, $141.9 million for 2007 and $115.4 million for 2006. In 2008, 2007 and 2006, Teledyne reversed income tax contingency reserves of $0.8 million, $1.1 million and $3.3 million, respectively. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.3	4.0	3.9
Reseach and development tax credits	(1.4)	(2.9)	—
Reserve reversal	(0.5)	(0.8)	(2.7)
Qualified production activity deduction	(1.4)	(1.6)	(0.7)
Extraterritorial income exclusion	—	—	(1.4)
Other	0.9	0.4	(0.1)

Effective income tax rate	36.9%	34.1%	34.0%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.6 million exists against deferred tax assets for 2008. A valuation allowance of $0.8 million exists against deferred tax assets for 2007. A valuation allowance of $0.7 million exists against deferred tax assets for 2006.

Teledyne had net deferred tax assets of $131.8 million at the end of 2008 and $91.4 million at the end of 2007. The amount of future taxable income required to realize the deferred tax assets was $335.5 million and $232.7 million respectively.

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2008	2007

Deferred income tax assets:
Current
Reserves	$22.4	$20.0
Inventory valuation	9.9	6.9
Accrued vacation	10.3	9.3
Long-term
Postretirement benefits other than pensions	9.1	9.0
Reserves	20.8	27.7
Deferred compensation and other benefit plans	96.4	43.0
Other items	0.9	—

Total deferred income tax assets	169.8	115.9
Deferred income tax liabilities:
Current
Other items	1.8	1.7
Long-term
Property, plant and equipment differences	10.3	5.1
Intangible amortization	25.9	17.0
Other items	—	0.7

Total deferred income tax liabilities	38.0	24.5

Net deferred income tax assets	$131.8	$91.4

Additional paid in capital was credited $10.3 million in 2008, $3.6 million in 2007 and $8.4 million in 2006 for the tax benefit resulting from the exercise of stock options.

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

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2008		2007
	Unrecognized		Unrecognized
	Tax Benefits	Interest	Tax Benefits	Interest

Beginning of year	$27.8	$0.5	$4.8	$0.7
Increase in prior year tax positions	0.2	0.3	0.3	0.3
Increase for tax positions taken during the current period	9.8	0.2	24.5	—
Reduction related to settlements with taxing authorities	—	—	(0.8)	(0.2)
Reduction related to lapse of the statue of limitations	(1.0)	(0.2)	(1.0)	(0.3)

End of year	$36.8	$0.8	$27.8	$0.5

We recognized interest related to unrecognized tax benefits of $0.5 million and $0.3 million within the provision for income taxes in our statements of operations for fiscal year 2008 and 2007, respectively.

As of December 28, 2008, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. Except for refund claims related to credits for research activities, the Company has substantially concluded on all U.S. federal and California income tax matters for all years through 2004. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2003.

The Company anticipates the total unrecognized tax benefit may be reduced by $1.5 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

The Economic Stimulus Act allowed 50-percent first-year bonus depreciation for new assets acquired in 2008. The 2008 Extenders Act extended the 20-percent research credit for the 2008 and 2009 tax years. The American Recovery and Reinvestment Act of 2009 extended 50-percent first-year bonus depreciation to 2009 for the types of assets which Teledyne purchases for its operations.

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

Teledyne’s FAS 87 pension expense was $9.6 million in 2008 of which $9.8 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts compared with FAS 87 pension expense of $11.9 million in 2007 of which $10.2 million was recoverable in accordance with CAS and FAS 87 pension expense of $15.4 million in 2006 of which $10.5 million was recoverable in accordance with CAS. Teledyne made pretax contributions to its pension plans of $58.7 million in 2008 and $7.5 million in 2007, prior to any recovery from the U.S. Government. The Company anticipates making total pretax contributions, before any recovery from the U.S. Government, of approximately $117.1 million to its pension plans in 2009 of which $80.0 million was made in February 2009.

The Company’s contribution associated with 401(k) plans were $7.5 million, $5.6 million and $5.1 million, for 2008, 2007 and 2006, respectively.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2008, 2007 and 2006 (in millions):

	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Service cost — benefits earned during the period	$17.1	$16.6	$14.9	$0.1	$0.1	$0.1
Interest cost on benefit obligation	38.4	36.8	32.2	1.4	1.5	1.3
Expected return on plan assets	(49.7)	(46.9)	(38.2)	—	—	—
Amortization of prior service cost	0.7	1.6	2.0	(0.5)	(0.5)	—
Recognized actuarial (gain) loss	3.1	3.8	4.5	(0.8)	(0.7)	(0.6)

Net periodic benefit expense	$9.6	$11.9	$15.4	$0.2	$0.4	$0.8

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

	2008	2007	2008	2007

Changes in benefit obligation:
Benefit obligation — beginning of year	$655.6	$629.2	$25.1	$26.8
Service cost — benefits earned during the year	17.1	16.6	0.1	0.1
Interest cost on projected benefit obligation	38.4	36.8	1.4	1.5
Actuarial (gain) loss	(12.0)	2.4	(6.2)	(1.3)
Benefits paid	(32.2)	(29.5)	(1.5)	(2.0)
Plan amendments	0.9	0.1	—	—

Benefit obligation — end of year	$667.8	$655.6	$18.9	$25.1

Accumulated benefit obligation — end of year	$611.3	$593.4

The measurement date for the Company’s pension and postretirement plans is December 31.

The following table presents the estimated future benefit payments for the Company’s pension and postretirement plans (in millions):

	Pension	Postretirement
	Plan	Benefit Plan

2009	$35.7	$1.9
2010	38.2	1.9
2011	39.9	1.9
2012	42.0	1.8
2013	49.0	1.8
2014-2018	254.0	8.8

Total	$458.8	$18.1

The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits
	2008	2007

Changes in plan assets:
Fair value of plan assets — beginning of year	$577.5	$587.3
Actual return on plan assets	(169.0)	12.2
Employer contribution — defined benefit plan	58.7	6.3
Employer contribution — other benefit plan	1.0	1.2
Benefits paid	(32.2)	(29.5)

Fair value of plan assets — end of year	$436.0	$577.5

	Plan Assets % to Total
	2008	2007

Equity instruments	55.0%	68.3%
Domestic fixed income instruments	44.0%	30.7%
Cash	1.0%	1.0%

Total	100.0%	100.0%

The Company has an active management policy for a portion of its pension assets. The investment policy includes a target allocation percentage of 70% in equity instruments and 30% in domestic fixed income instruments. The balance in equity instruments can range from 65% to 75% before rebalancing is required under the Company’s policy. In 2008 and at this time, Teledyne has elected not to rebalance the equity investment allocations of the pension assets due to the uncertainty in the equity markets and general economic conditions.

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

The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the year	2008	2007	2006

Weighted average discount rate	6.00%	6.00%	6.00%
Weighted average increase in future compensation levels	3.66%	3.66%	3.66%
Expected weighted-average long-term rate of return	8.50%	8.50%	8.50%

The Company is projecting a long-term rate of return on plan assets of 8.25% in 2009. The discount rate used in determining the benefit obligations is expected to be 6.25% in 2009 and the expected weighted average increase in future compensation levels is 3.50%.

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the pension and postretirement plans at year-end 2008 and 2007 (in millions):

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Funded status	$(231.8)	$(78.1)	$(18.9)	$(25.1)
Unrecognized prior service cost	2.2	2.0	(2.9)	(3.4)
Unrecognized net (gain) loss	312.7	109.1	(9.3)	(4.7)

Prepaid (accrued) benefit cost	$83.1	$33.0	$(31.1)	$(33.2)

Accrued pension obligation (long-term)	$(227.9)	$(74.3)	$—	$—
Accrued pension obligation (short-term)	(0.8)	(0.8)	—	—
Accrued postretirement benefits (long-term)	—	—	(16.7)	(22.9)
Accrued postretirement benefits (short-term)	—	—	(2.2)	(2.2)
Accumulated other comprehensive income	315.0	111.1	(12.2)	(8.1)
Other liabilities	(3.2)	(3.0)	—	—

Net amount recognized	$83.1	$33.0	$(31.1)	$(33.2)

In accordance with the requirements of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R),” at year-end 2008 the Company had a $183.9 million non-cash reduction to stockholders’ equity and a long-term additional liability of $302.8 million. At year-end 2007, the Company had a $62.7 million non-cash reduction to stockholders’ equity and a long-term additional liability of $103.0 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes.

At December 28, 2008, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit cost for the pension plans are: net loss $312.8 million and net prior service cost $2.2 million. At December 28, 2008, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $9.3 million and net prior service cost $2.9 million.

At December 28, 2008, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2009 for the pension plans are: net loss $16.9 million and net prior service cost $0.4 million. At December 28, 2008, the estimated amounts in the minimum liability expected to be recognized as components of net periodic benefit income during 2009 for the retiree medical plans are: net gain $1.3 million and net prior service cost $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans was 9.0% in 2009 and was assumed to decrease to 5.0% by the year 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $0.1 million for 2008 and would result in an increase in the postretirement benefit obligation by $0.8 million at December 28, 2008. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $0.1 million for 2008 and would result in a decrease in the postretirement benefit obligation by $0.7 million at December 28, 2008.

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

Teledyne operates in four business segments: Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. The factors for determining the reportable segments were based on the distinct nature of their operations. They are managed as separate business units because each requires and is responsible for executing a unique business strategy. The Electronics and Communications segment provides a wide range of specialized electronic systems, instruments, components and services that address niche market applications in defense, commercial aerospace, communications, industrial and scientific markets. The Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering, advanced technology, software development and manufacturing solutions to defense, space, environmental, and homeland security requirements. The Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines and electronic engine controls. The Energy and Power Systems segment provides hydrogen gas generators, thermoelectric and fuel cell-based power sources, turbine engines and aviation batteries.

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

Information on the Company’s business segments was as follows (in millions):

	2008	2007	2006

Sales
Electronics and Communications	$1,276.6	$1,071.6	$899.4
Engineered Systems	361.2	301.7	283.0
Aerospace Engines and Components	171.0	180.7	181.6
Energy and Power Systems	84.2	68.3	69.2

Total sales	$1,893.0	$1,622.3	$1,433.2

	2008	2007	2006(a)

Income before taxes
Electronics and Communications	$183.0	$143.2	$109.3
Engineered Systems	35.0	26.2	24.5
Aerospace Engines and Components	(9.7)	19.2	15.5
Energy and Power Systems	10.2	6.3	6.0

Segment operating profit and other segment income	218.5	194.9	155.3
Corporate expense	(29.6)	(32.6)	(27.7)
Interest and debt expense, net	(10.9)	(12.5)	(7.4)
Minority interest	(2.3)	(3.4)	(1.0)
Other income, net	0.6	2.9	2.5

Income before taxes	$176.3	$149.3	$121.7

a)	Total year 2006 segment operating profit includes receipts of $2.5 million, pursuant to an agreement that expired in 2006 with Honda Motor Co., Ltd., related to the piston engine business. This amount is included as part of other income on the income statement table.

	2008	2007	2006

Depreciation and amortization
Electronics and Communications	$41.8	$29.0	$25.9
Engineered Systems	1.6	1.5	1.8
Aerospace Engines and Components	2.3	2.7	2.8
Energy and Power Systems	1.5	1.4	1.5
Corporate	0.1	0.1	—

Total depreciation and amortization	$47.3	$34.7	$32.0

	2008	2007	2006

Capital expenditures
Electronics and Communications	$33.8	$33.7	$17.9
Engineered Systems	2.2	1.5	1.4
Aerospace Engines and Components	3.7	3.5	5.1
Energy and Power Systems	2.1	1.0	1.9
Corporate	0.1	0.6	0.1

Total capital expenditures	$41.9	$40.3	$26.4

	2008	2007	2006

Identifiable assets
Electronics and Communications	$1,184.5	$861.4	$804.4
Engineered Systems	91.3	79.3	70.8
Aerospace Engines and Components	58.1	66.2	67.2
Energy and Power Systems	30.2	27.2	24.6
Corporate	170.4	125.3	94.4

Total identifiable assets	$1,534.5	$1,159.4	$1,061.4

Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2008	2007	2006

Electronics and Communications	$386.0	$334.4	$249.1
Engineered Systems	322.4	298.0	278.9
Energy and Power Systems	46.1	32.1	41.4

Total U.S. Government sales	$754.5	$664.5	$569.4

Sales to the U.S. Government included sales to the Department of Defense of $557.1 million in 2008, $481.5 million in 2007, and $431.4 million in 2006. Total sales to international customers were $450.3 million in 2008, $362.7 million in 2007, and $301.0 million in 2006. Of these amounts, sales by operations in the United States to customers in other countries were $329.4 million in 2008, $315.1 million in 2007, and $270.7 million in 2006. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. More than 95 percent of our total sales were made by our operations located in the United States. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14. Lease Commitments

The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $6.1 million at December 28, 2008. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.

At December 28, 2008, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2009	$0.7	$17.9
2010	0.7	16.2
2011	0.6	12.4
2012	0.6	10.5
2013	0.6	7.9
Thereafter	6.9	28.9

Total minimum lease payments	10.1	$93.8

Less:
Imputed interest	(3.5)
Current portion	(0.5)

Present value of minimum capital lease payments, net of current portion	$6.1

The 2008 property, plant and equipment accounts included $6.3 million of property leased under a capital lease and $0.6 million of related accumulated depreciation. The 2007 property, plant and equipment accounts included $3.7 million of property leased under a capital lease and $0.6 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $20.9 million in 2008, $17.8 million in 2007, and $13.2 million in 2006.

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

At December 28, 2008, the Company’s reserves for environmental remediation obligations totaled approximately $2.9 million, of which approximately $0.4 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $20.1 million. The Company’s current aircraft product liability insurance policy expires in May 2009.

Note 16. Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2008(a)
Sales	$451.8	$478.8	$497.6	$464.8
Gross profit	$136.5	$147.9	$149.1	$120.0	(c)
Net income(b)	$27.9	$32.6	$30.9	$19.9
Basic earnings per share	$0.79	$0.92	$0.87	$0.56
Diluted earnings per share	$0.77	$0.89	$0.84	$0.54

(a)	Fiscal year 2008 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes income tax credits of $2.5 million of which $1.3 million was recorded in the first quarter and $1.2 million was recorded in the fourth quarter. Includes the third quarter reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations.

(c)	Includes an $18.0 million pretax charge for a product recall and replacement program.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2007(a)
Sales	$385.6	$400.3	$408.9	$427.5
Gross profit	$113.6	$125.4	$124.0	$122.9
Net income(b)	$20.5	$24.3	$27.1	$26.6
Basic earnings per share	$0.59	$0.69	$0.77	$0.76
Diluted earnings per share	$0.57	$0.67	$0.75	$0.73

(a)	Fiscal year 2007 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes income tax credits of $4.4 million of which $4.0 million was recorded in the third quarter and $0.4 million was recorded in the fourth quarter. Includes the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations, of which $0.5 million was recorded in the first quarter, $0.5 million was recorded in the third quarter and $0.1 million was recorded in the fourth quarter.

Note 17. Subsequent Events

In February 2009, the Company made an $80.0 million voluntary contribution to its pension plan, funded primarily from its credit facility.

On February 12, 2009, Teledyne Technologies Incorporated through its subsidiary, Teledyne Continental Motors, Inc. issued a voluntary product recall of certain aircraft piston engine cylinders produced since November 2007. The total cost of the recall program is approximately $18.0 million to cover estimated costs related to the recall and replacement of affected cylinders. Although the company did not learn about the cylinder production matter until after the issuance of our fourth quarter earning press release, in accordance with Generally Accepted Accounting Principals we are required to recognize this subsequent event in our 2008 fiscal year results since it related to conditions that existed at the balance sheet date of December 28, 2008 but prior to the filing of our 2008 Form 10K. Of the total $18.0 million charge, $15.8 million was related to the costs associated with the return and replacement of product and $1.4 million was related to the disposal and write-off of inventory which were recorded as cost of sales; $0.8 million was related to estimated customer returns and was recorded as a reduction to sales. The recall program is expected to be completed by year end 2009.

On February 24, 2009, our Board of Directors approved a stock repurchase program authorizing the company to repurchase up to 1,500,000 shares of its common stock. At February 24, 2009, the Company had outstanding 36,019,970 shares of its common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under our credit facility. (unaudited)

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 28, 2008, December 30, 2007 and December 31, 2006
(In millions)

		Additions
	Balance at	Charged to
	beginning of	costs and			Balance at end
Description	period	expenses	Acquisitions	Deductions(a)	of period

Fiscal 2008
Reserve for doubtful accounts	$4.6	1.0	—	(2.4)	$3.2
Aircraft product liability reserve	$53.8	11.8	—	(26.0)	$39.6
Product recall and replacement reserve	$—	15.8	—	—	$15.8
Environmental reserves	$4.4	0.5	—	(2.0)	$2.9

Fiscal 2007
Reserve for doubtful accounts	$2.7	2.3	—	(0.4)	$4.6
Aircraft product liability reserve	$46.9	12.0	—	(5.1)	$53.8
Environmental reserves	$5.1	(0.5)	—	(0.2)	$4.4

Fiscal 2006
Reserve for doubtful accounts	$2.1	1.3	—	(0.7)	$2.7
Aircraft product liability reserve	$37.1	16.3	—	(6.5)	$46.9
Environmental reserves	$3.5	0.3	1.4	(0.1)	$5.1

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2009.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian		Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2009

/s/ Dale A. Schnittjer Dale A. Schnittjer		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Susan L. Main Susan L. Main		Vice President and Controller (Principal Accounting Officer)	February 26, 2009

* Roxanne S. Austin		Director	February 26, 2009

* Robert P. Bozzone		Director	February 26, 2009

* Frank V. Cahouet		Director	February 26, 2009

* Charles Crocker		Director	February 26, 2009

* Kenneth C. Dahlberg		Director	February 26, 2009

* Simon M. Lorne		Director	February 26, 2009

* Paul D. Miller		Director	February 26, 2009

* Michael T. Smith		Director	February 26, 2009

* Wesley W. von Schack		Director	February 26, 2009

*By:	/s/ Melanie S. Cibik Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
2.2	Purchase Agreement dated as of July 26, 2006, by and among Rockwell Automation, Inc., Rockwell Collins, Inc. and Teledyne Brown Engineering, Inc. (incorporated by reference to Exhibit 10.1 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006)
2.3	Guarantee of Teledyne Technologies Incorporated relating to the Purchase Agreement (incorporated by reference to Exhibit 10.2 of Teledyne Technologies Incorporated Current Report on Form 8-K dated July 25, 2006)
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
4.1	Rights Agreement dated as of November 29, 1999 between Teledyne Technologies Incorporated and ChaseMellon Shareholder Services, L.L.C. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.9	Fourth Amended and Restated Employment Agreement, dated as of January 21, 2009, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

Exhibit
No.	Description

10.10	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Susan L. Main (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 29, 2004 (File No. 1-15295))†
10.11	Form of Amendment to the Change of Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†
10.12	Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295)†
10.13	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295))†
10.14	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.15	Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007)†
10.16	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†
10.17	Teledyne Technologies Incorporated Adminstrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†
10.18	Form of Restricted Stock Award Agreement — January 23, 2007 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007(File No. 1-15295))††
10.19	Form of Restricted Stock Award Agreement — January 22, 2008 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 1-15295))†
10.20	Form of Restricted Stock Award Agreement — January 20, 2009 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.21	Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.22	Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.23	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2006 (File No. 1-15295))
10.24	First Amendment to the Amended and Restated Credit Agreement, dated as of February 8, 2008, by and among Teledyne Technologies Incorporated, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2008 (File No. 1-15295))

Exhibit
No.	Description

10.25	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†
14.1	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.2	Code of Ethics for Financial Executives — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.3	Directors Code of Business Conduct and Ethics — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney — Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.