Form 10-Q
period 2009-03-29
TELEDYNE TECHNOLOGIES INC
filed 2009-05-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock, $.01 par value per share	36,027,621 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 29, 2009 AND MARCH 28, 2008
(Unaudited — Amounts in millions, except per-share amounts)

	First Quarter
	2009	2008
Net Sales	$440.3	$451.8
Costs and Expenses
Cost of sales	313.8	315.3
Selling, general and administrative expenses	91.2	88.8

Total costs and expenses	405.0	404.1

Income before other income and expense and income taxes	35.3	47.7
Other income (expense), net	0.4	(0.2)
Interest and debt expense, net	(1.1)	(3.0)

Income before income taxes	34.6	44.5
Provision for income taxes	13.6	15.6

Net income	21.0	28.9
Less: Noncontrolling interest in subsidiaries’ earnings	(0.2)	(1.0)

Net income attributable to common stockholders	$20.8	$27.9

Basic earnings per common share	$0.58	$0.79

Weighted average common shares outstanding	36.0	35.2

Diluted earnings per common share	$0.57	$0.77

Weighted average diluted shares outstanding	36.5	36.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited -Amounts in millions, except share amounts)

	March 29, 2009	December 28, 2008

Assets
Cash and cash equivalents	$21.8	$20.4
Accounts receivable, net	276.8	281.4
Inventories, net	205.0	207.0
Deferred income taxes, net	39.9	42.6
Prepaid expenses and other current assets	20.7	41.6

Total current assets	564.2	593.0
Property, plant and equipment, at cost , net of accumulated depreciation and amortization of $252.1 at March 29, 2009 and $244.8 at December 28, 2008	206.4	202.6
Deferred income taxes, net	88.4	89.2
Goodwill, net	498.8	502.5
Acquired intangibles, net	111.3	117.0
Other assets, net	30.4	30.2

Total Assets	$1,499.5	$1,534.5

Liabilities and Stockholders’ Equity
Accounts payable	$106.5	$108.2
Accrued liabilities	200.2	202.4
Current portion of long-term debt and capital lease	0.9	1.1

Total current liabilities	307.6	311.7
Long-term debt and capital lease obligations	360.7	332.1
Accrued pension obligation	153.2	227.9
Accrued postretirement benefits	16.3	16.7
Other long-term liabilities	117.2	110.9

Total Liabilities	955.0	999.3

Redeemable noncontrolling interest (Note 1)	21.6	28.3

Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Outstanding shares: 36,027,621 at March 29, 2009 and 35,926,224 at December 28, 2008	0.4	0.4
Additional paid-in capital	245.4	240.0
Treasury Stock	(0.8)	—
Retained earnings	492.0	471.2
Accumulated other comprehensive loss	(215.2)	(205.8)

Total Stockholders’ Equity	521.8	505.8

Noncontrolling interest	1.1	1.1

Total Equity	522.9	506.9

Total Liabilities and Equity	$1,499.5	$1,534.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2009 AND MARCH 28, 2008
(Unaudited — Amounts in millions)

	Three Months
	2009	2008
Operating activities
Net income attributable to common stockholders	$20.8	$27.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	11.7	10.7
Loss on disporal of fixed assets	—	0.1
Deferred income taxes	3.5	3.7
Stock option expense	1.6	1.9
Minority interest	0.2	1.0
Excess income tax benefits from stock options	—	(1.1)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	4.7	(26.6)
Decrease (increase) in inventories	1.4	(10.7)
Decrease in prepaid expenses and other assets	0.9	—
Increase (decrease) in accounts payable	(1.8)	12.9
Decrease in accrued liabilities	(21.5)	(8.2)
Increase in current income taxes payable, net	41.2	5.9
Increase in long-term assets	(0.3)	(1.4)
Increase in other long-term liabilities	6.3	7.4
Decrease in accrued pension obligation	(74.7)	(0.1)
Decrease in accrued postretirement benefits	(0.4)	(0.5)
Other operating, net	(1.2)	(0.3)

Net cash provided (used) by operating activities	(7.6)	22.6

Investing activities
Purchases of property, plant and equipment	(13.1)	(8.7)
Purchase of businesses and other investments, net of cash acquired	(5.6)	(166.2)

Net cash used by investing activities	(18.7)	(174.9)

Financing activities
Net proceeds from long-term debt	28.4	157.2
Payments to repurchase common stock	(0.8)	—
Proceeds from exercise of stock options	0.1	1.8
Tax benefit from stock options exercised	—	1.1

Net cash provided by financing activities	27.7	160.1

Increase in cash and cash equivalents	1.4	7.8

Cash and cash equivalents—beginning of year	20.4	13.4

Cash and cash equivalents—end of period	$21.8	$21.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2009
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (2008 Form 10-K).
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of March 29, 2009, and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended March 29, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2009 presentation as well as to implement Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”) as described below.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes”, to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Teledyne adopted the provisions of SFAS No. 141R, effective December 29, 2008 and it did not have a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate. Other than the purchase of an additional 3.4% interest in Ocean Design, Inc. (“ODI”), no acquisitions have been made in fiscal 2009.
Effective December 29, 2008, the Company adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parents’ equity. SFAS No. 160 was applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which were applied retrospectively for the prior period presented. In connection with the adoption, and in compliance with Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company restated the prior year balance sheet to reflect the fair value of the obligation to purchase the remaining shares of ODI of $24.2 million at fiscal year end 2008 as redeemable noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the balance sheet. The Company also restated the year end 2008 balance in retained earnings to reflect a corresponding $24.2 million decrease. Additionally, the Company reclassified noncontrolling interests of $4.1 million, related to ODI, from long-term liabilities at year end 2008 to redeemable noncontrolling interest on the balance sheet. The Company also reclassified noncontrolling interests of $1.1 million, related to Teledyne Energy Systems, Inc. from long-term liabilities at year end 2008 to the noncontrolling interest component of the equity section of the balance sheet. See Footnote 2 below for a discussion of the ODI acquisition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. Also in February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective December 29, 2008, did not have a material impact on our consolidated financial position and results of operations.
SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs that are observable for an asset or liability, either directly or indirectly, through corroboration with observable market data; and Level 3 inputs are unobservable inputs based on a reporting entity’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The following table provides the fair value of the obligation to purchase the remaining minority shares of ODI measured on a recurring basis as of March 29, 2009:

	Total Carrying	Significant other
	Value at	observable inputs
(in millions of dollars)	March 29, 2009	(Level 2)
Redeemable noncontrolling interest	$18.3	$18.3
Our redeemable noncontrolling interest to acquire the remaining minority shares in ODI is measured at fair value using observable market inputs from valuations of related businesses and the prices observed in transactions involving comparable entities. There have not been any material changes in the fair value measurements during the three months ended March 29, 2009.
The reduction in redeemable noncontrolling interest in the first quarter of 2009, primarily reflects the purchase of an additional 3.4% interest in ODI for $5.9 million.

Note 2. Business Combinations
The table below summarizes the acquisitions made during fiscal year 2008. Other than the purchase of an additional 3.4% interest in ODI, no acquisitions have been made in fiscal year 2009.

			Pre-acquisition	Transaction	Purchase
Name and Description (1)(2)	Date Acquired	Primary Location	Sales Volume	Type	Price (3)
					( in millions)
Fiscal Year 2008
Impulse Enterprise (“Impulse”)	December 31, 2007	San Diego, CA	$16.8 million for its	Asset	$35.0
Manufactures underwater electrical interconnection systems for harsh environments.			fiscal year ended
			December 31, 2006

Storm Products Co. (“Storm”)	December 31, 2007	Dallas, TX	$45.7 million for its	Stock	47.7
Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.
		Woodridge, IL	fiscal year ended March 31, 2007

SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”)	January 31, 2008	Watford, United	£12.0 million for its	Stock	54.8
Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.		Kingdom	fiscal year ended March 31, 2007

Judson Technologies, LLC (“Judson”)	February 1, 2008	Montgomeryville, PA	$13.8 million for its	Asset	27.0
Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.
			fiscal year ended December 31, 2006

Webb Research Corp. (“Webb”)	July 7, 2008	East Falmouth, MA	$12.2 million for its	Asset	24.3
Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.			fiscal year ended
			December 31, 2007

Defense business of Filtronic PLC (“Filtronic”)	August 15, 2008	Shipley, United	£14.5 million for its	Stock	24.1
Provides customized microwave subassemblies and integrated subsystems to the global defense industry.		Kingdom	fiscal year ended
			May 31, 2008

Cormon Limited and Cormon Technology Limited (“Cormon”)	October 16, 2008	Lancing, United	£6.8 million for its	Stock	20.6	(4)
Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.		Kingdom	fiscal year ended
			March 31, 2008

Odom Hydrographic Systems, Inc. (“Odom”)	December 19, 2008	Baton Rouge, LA	$10.9 million for its	Stock	7.0	(5)
Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.			fiscal year ended
			September 30, 2008

Demo Systems LLC (“Demo”)	December 24, 2008	Moorpark, CA	$7.3 million for its	Asset	5.3
Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.			fiscal year ended
			December 31, 2007

(1)	Each of the acquisitions is part of the Electronics and Communications segment.

(2)	We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in the first quarter of 2008. We purchased a 3.4% ownership in ODI for $5.9 million in the first quarter of 2009.

(3)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(4)	Reflects a purchase price adjustment of $0.3 million in the first quarter of 2009 based on the final closing date net working capital.

(5)	The final purchase price is subject to adjustment based on the final closing date net working capital of the acquired business.

The unaudited pro forma information for the periods set forth below gives effect to the nine acquisitions made in fiscal year 2008 as if they had been acquired at the beginning of the 2008 fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective periods. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

(unaudited in millions, except per —share amounts)	First Quarter 2008
Sales	$470.7
Net income attributable to common stockholders	$27.8
Basic earnings per common share	$0.79
Diluted earnings per common share	$0.77
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. Pursuant to agreements in connection with our acquisition of a majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. Ownership purchases in ODI were as follows, including the initial purchase: 2006 — 60.9% for $35.8 million, 2007 — 0.9% for $0.9 million, 2008 — 24.1% for $38.5 million and 2009 — 3.4% for $5.9 million. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the stockholders. Based on the formula-determined purchase price as of the quarter ended March 29, 2009, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $18.3 million and is recorded at fair value of $18.3 million and is included as part of redeemable noncontrolling interest on the balance sheet. However, the actual aggregate amount of funds that we will spend to purchase the shares held by minority stockholders through June 30, 2009, could be higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments. The balance of redeemable noncontrolling interest at March 29, 2009, includes the $18.3 million obligation and a noncontrolling interest in ODI of $3.3 million.
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
Teledyne Technologies’ goodwill was $498.8 million at March 29, 2009 and $502.5 million at December 28, 2008. Teledyne Technologies’ net acquired intangible assets were $111.3 million at March 29, 2009 and $117.0 million at December 28, 2008. The decrease in the balance of goodwill in 2009 primarily resulted from foreign currency changes. The change in the balance of acquired intangible assets in 2009 resulted from the amortization of acquired intangible assets and foreign currency changes. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Webb, Filtronic, Cormon, Odom and Demo acquisitions made in 2008. The Company made preliminary estimates as of March 29, 2009, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. There were no significant adjustments to the estimated amounts during the first quarter of 2009.

Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income attributable to common stockholders and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2009 and 2008 consists of the following (in millions):

	First Quarter
	2009	2008
Net income attributable to common stockholders	$20.8	$27.9
Other comprehensive loss:
Foreign currency translation losses	(9.3)	(0.1)

Total other comprehensive loss	(9.3)	(0.1)

Total comprehensive income	$11.5	$27.8

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2009	2008
Basic earnings per share
Net income attributable to common stockholders	$20.8	$27.9

Weighted average common shares outstanding	36.0	35.2

Basic earnings per common share	$0.58	$0.79

Diluted earnings per share
Net income attributable to common stockholders	$20.8	$27.9

Weighted average common shares outstanding	36.0	35.2
Dilutive effect of exercise of options outstanding	0.5	1.1

Weighted average diluted common shares outstanding	36.5	36.3

Diluted earnings per common share	$0.57	$0.77

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.6 million and $1.9 million in stock option compensation expense for the first quarter of 2009 and 2008, respectively. The lower 2009 amount reflects the decision to eliminate, for 2009, the annual employee stock option grant that has generally been made in the first quarter of each year. In 2009, the Company currently expects approximately $5.8 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options included the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2009 and 2008:

	2009	2008
Expected dividend yield	—	—
Expected volatility	38.8%	34.7%
Risk-free interest rate	2.1%	3.3%
Expected life in years	5.6	5.6

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2009 and 2008 was $10.02 and $19.35, respectively.
Stock option transactions for Teledyne Technologies’ employee stock option plans for the first quarter ended March 29, 2009 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	2,339,970	$30.39
Granted	—	$—
Exercised	(9,000)	$9.67
Canceled or expired	(2,666)	$36.73

Ending balance	2,328,304	$30.47

Options exercisable at quarter-end	1,924,510	$25.79

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the first quarter ended March 29, 2009 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	392,002	$25.53
Granted	4,362	$25.84

Ending balance	396,364	$25.54

Options exercisable at quarter-end	351,438	$22.55

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.5 million at March 29, 2009 and $0.6 million at December 28, 2008.

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

Balance at	March 29, 2009	December 28, 2008
Raw materials and supplies	$113.8	$89.8
Work in process	102.5	125.8
Finished goods	22.7	22.2

	239.0	237.8
Progress payments	(7.7)	(4.3)
LIFO reserve	(26.3)	(26.5)

Total inventories, net	$205.0	$207.0

Inventories at cost determined on the LIFO method were $126.9 million at March 29, 2009 and $126.2 million at December 28, 2008. The remainder of the inventories using average cost or the FIFO methods, were $112.1 million at March 29, 2009 and $111.6 million at December 28, 2008.
Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to deferred compensation of $19.2 million and $18.6 million at March 29, 2009 and December 28, 2008, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $70.0 million and $77.8 million at March 29, 2009 and December 28, 2008, respectively. Accrued liabilities also included customer related deposits and credits of $31.6 million and $42.4 million at March 29, 2009 and December 28, 2008, respectively. Other long-term liabilities included aircraft product liability reserves of $39.6 million and $37.1 million at March 29, 2009 and December 28, 2008, respectively. Other long-term liabilities also included deferred compensation liabilities of $19.4 million and $19.2 million at March 29, 2009 and December 28, 2008, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first quarter of 2009 and 2008 are as follows (in millions):

	First Three Months
	2009	2008
Balance at beginning of year	$14.0	$11.4
Accruals for product warranties charged to expense	2.0	3.4
Cost of product warranty claims	(2.0)	(2.2)
Acquisitions	—	0.8

Balance at end of period	$14.0	$13.4

The Company establishes reserves for product returns and replacements on a product-specific basis when circumstances giving rise to the return become known. Facts and circumstances related to a return, including where the product affected by the return is located (e.g., the end user, customers’ inventory, or in Teledyne’s inventory) and cost estimates to return, repair and/or replace the product are considered when establishing a product return reserve. The reserve is reevaluated each period and is adjusted when the reserve is either not sufficient to cover or exceeds the estimated product return expenses. In the fourth quarter of 2008, in connection with a voluntary product recall of certain aircraft piston engine cylinders, the Company recorded an $18.0 million charge, of which $15.8 million was related to the costs associated with the return and replacement of product and $1.4 million was related to the disposal and write-off of inventory which were recorded as cost of sales; $0.8 million was related to estimated customer returns and was recorded as a reduction to sales. The Company had reserves related to the costs associated with the return and replacement of product, of $11.2 million and $15.6 million at March 29, 2009 and December 28, 2008, respectively, which is included in current accrued liabilities.
Note 9. Income Taxes
The Company’s effective tax rate for the first quarter of 2009 was 39.3% compared with 35.1% for the first quarter 2008. The effective tax rate for the first quarter of 2009 reflected additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes. Excluding this item, the Company’s effective tax rate for the first quarter of 2009 would have been 38.3%. The effective tax rate for the first quarter of 2008 reflected the impact of a research and development income tax refund of $1.3 million for the 2007 tax year. Excluding this item, the Company’s effective tax rate for the first quarter of 2008 would have been 37.9%.
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
Note 10. Long-Term Debt and Capital Leases
At March 29, 2009, Teledyne Technologies had $355.0 million outstanding indebtedness under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $225.8 million at March 29, 2009. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At March 29, 2009, the Company was in compliance with these covenants. The Company also has a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at March 29, 2009 includes $355.0 million outstanding under the $590.0 million credit facility at a weighted average interest rate of 1.1% and $0.6 million in other debt, which is current. The Company also has $6.0 million in capital leases, of which $0.3 million is current. At March 29, 2009, Teledyne Technologies had $9.2 million in outstanding letters of credit.
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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2008 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the consolidated financial statements in the 2008 Form 10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition. The Company cannot provide assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.
At March 29, 2009, the Company’s reserves for environmental remediation obligations totaled $3.3 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $20.1 million for its current aircraft product liability insurance policies which expire on May 31, 2009. At March 29, 2009, the Company’s reserves for aircraft product liabilities totaled $40.0 million, of which $0.4 million is included in current liabilities. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses.
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. The Company’s assumed discount rate on plan liabilities is 6.25% for 2009 and was 6.0% for 2008. The Company’s assumed long-term rate of return on plan assets is 8.25% for 2009 and was 8.5% for 2008.
Teledyne Technologies’ net periodic pension expense was $5.6 million for the first quarter of 2009, compared with net periodic pension expense of $2.3 million for the first quarter of 2008 in accordance with the pension accounting requirements of SFAS No. 87 and SFAS No. 158. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.1 million for the first quarter of 2009, compared with $2.3 million for the first quarter of 2008. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The Company made an $80.0 million voluntary contribution to its pension plan in the first quarter of 2009, compared with a $2.2 million minimum contribution for the first quarter of 2008. The Company currently expects to make an additional contribution to the pension plan of $37.1 million in 2009.

The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarter of 2009 and 2008 (in millions):

	First Quarter
Pension Benefits	2009	2008
Service cost — benefits earned during the period	$3.7	$4.2
Interest cost on benefit obligation	10.0	9.6
Expected return on plan assets	(12.1)	(12.4)
Amortization of prior service cost	0.1	0.2
Recognized actuarial loss	3.9	0.7

Net periodic benefit expense	$5.6	$2.3

	First Quarter
Postretirement Benefits	2009	2008
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.4	0.4
Amortization of prior service cost	(0.1)	(0.1)
Recognized actuarial gain	(0.3)	(0.2)

Net periodic benefit expense	$—	$0.1

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	First	First
	Quarter 2009	Quarter 2008	% Change
Net sales:
Electronics and Communications	$310.0	$301.3	2.9%
Engineered Systems	88.8	83.5	6.3%
Aerospace Engines and Components	26.0	46.5	(44.1)%
Energy and Power Systems	15.5	20.5	(24.4)%

Total net sales	$440.3	$451.8	(2.5)%

Operating profit and other segment income:
Electronics and Communications	$38.3	$40.3	(5.0)%
Engineered Systems	8.1	8.1	* %
Aerospace Engines and Components	(4.3)	4.6	* %
Energy and Power Systems	—	2.2	* %

Segment operating profit (loss) and other segment income:	$42.1	$55.2	(23.7)%
Corporate expense	(6.8)	(7.5)	(9.3)%
Other income (expense), net	0.4	(0.2)	* %
Interest expense, net	(1.1)	(3.0)	(63.3)%

Income before income taxes	34.6	44.5	(22.2)%
Provision for income taxes (a)	13.6	15.6	(12.8)%

Net income	21.0	28.9	(27.3)%
Less: Noncontrolling interest in subsidiaries’ earnings	(0.2)	(1.0)	(80.0)%

Net income attributable to common stockholders	$20.8	$27.9	(25.4)%

(a)	The first quarter of 2009 includes additional income tax expense of $0.3 million related to the impact of California income tax law changes. The first quarter of 2008 includes income tax credits of $1.3 million.

*	percentage change not meaningful
Note 14. Stock Repurchase Program
In February 2009, Teledyne Technologies commenced a stock repurchase program. Under the stock repurchase program, Teledyne can purchase up to 1,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares repurchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under the Company’s credit facility. In the first quarter of 2009, Teledyne repurchased 36,239 shares of Teledyne common stock for $0.8 million.

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
The table below summarizes the acquisitions made during fiscal year 2008. Other than the purchase of an additional 3.4% interest in Ocean Design, Inc. (“ODI”), no acquisitions have been made in fiscal year 2009.

			Pre-acquisition	Transaction	Purchase
Name and Description (1)(2)	Date Acquired	Primary Location	Sales Volume	Type	Price (3)
					( in millions)
Fiscal Year 2008
Impulse Enterprise (“Impulse”) Manufactures underwater electrical interconnection systems for harsh environments.	December 31, 2007	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0

Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7

SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8

Judson Technologies, LLC (“Judson”) Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.	February 1, 2008	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0

Webb Research Corp. (“Webb”) Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3

Defense business of Filtronic PLC (“Filtronic”) Provides customized microwave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1

Cormon Limited and Cormon Technology Limited (“Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.6	(4)

Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0	(5)

Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	5.3

(1)	Each of the acquisitions is part of the Electronics and Communications segment.

(2)	We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in the first quarter of 2008. We purchased a 3.4% ownership in ODI for $5.9 million in the first quarter of 2009.

(3)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(4)	Reflects a purchase price adjustment of $0.3 million in the first quarter of 2009 based on the final closing date net working capital.

(5)	The final purchase price is subject to adjustment based on the final closing date net working capital of the acquired business.

Results of Operations
First quarter of 2009 compared with the first quarter of 2008
Teledyne Technologies’ first quarter 2009 sales were $440.3 million, compared with sales of $451.8 million for the same period of 2008, a decrease of 2.5%. Net income attributable to common stockholders for the first quarter of 2009 was $20.8 million ($0.57 per diluted share) compared with net income attributable to common stockholders of $27.9 million ($0.77 per diluted share) for the first quarter of 2008, a decrease of 25.4%. The decrease in sales for the 2009 period, compared with the same 2008 period, reflected the impact of the general economic downturn, partially offset by revenue from acquisitions.
The first quarter of 2009, compared with the same period in 2008, reflected lower sales in the Aerospace Engines and Components and Energy and Power Systems segments, partially offset by higher sales in the Electronics and Communications and Engineered Systems segment. The higher sales in the Electronics and Communications segment included revenue from strategic acquisitions made in 2008. Incremental revenue in the first quarter of 2009 from businesses acquired in 2008 was $16.3 million.
The decrease in earnings for the first quarter of 2009, compared with the same period of 2008, reflected lower operating profit in each operating segment except the Engineered Systems segment. The decrease in earnings reflected the impact of lower sales as well as higher pension costs. The incremental operating loss in the first quarter of 2009 from businesses acquired in 2008, was $0.5 million and reflected the impact of intangible asset amortization and the timing of research and development expenditures.
The first quarter of 2009 included pension expense, in accordance with the pension requirements of Statement of Financial Accounting Standards (“SFAS”) No. 87 and No. 158 of $5.6 million, compared with pension expense of $2.3 million in the first quarter of 2008. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.1 million in the first quarter of 2009, compared with pension expense of $2.3 million in the first quarter of 2008.
For the first quarter of 2009 and 2008, we recorded a total of $1.6 million and $1.9 million, respectively, in stock option compensation expense. The lower 2009 amount reflects the decision to eliminate, for 2009, the annual employee stock option grant that has generally been made in the first quarter of each year.
Cost of sales in total dollars was lower in the first quarter of 2009, compared with the first quarter of 2008, primarily due to lower sales, partially offset by the impact from acquisitions made in 2008. Cost of sales as a percentage of sales for the first quarter of 2009 increased to 71.3% from 69.8% for the first quarter of 2008 and reflected the impact of lower sales while pension expense increased and certain fixed costs remained flat.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2009, compared with the first quarter of 2008 and reflected the impact from acquisitions made in 2008. Selling, general and administrative expenses for the first quarter of 2009, as a percentage of sales, increased to 20.7%, compared with 19.7% in the first quarter of 2008 and reflected the impact of intangible asset amortization for the acquisitions made in 2008.
Interest expense, net of interest income, was $1.1 million in the first quarter of 2009, compared with $3.0 million for the first quarter of 2008. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels.
The Company’s effective tax rate for the first quarter of 2009 was 39.3% compared with 35.1% for the first quarter of 2008. The effective tax rate for the first quarter of 2009 reflected additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes. Excluding this item, the Company’s effective tax rate for the first quarter of 2009 would have been 38.3%. The effective tax rate for the first quarter of 2008 reflected the impact of a research and development income tax refund of $1.3 million for the 2007 tax year. Excluding this item, the Company’s effective tax rate for the first quarter of 2008 would have been 37.9%.
Noncontrolling interest in subsidiaries’ earnings reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First	First
	Quarter 2009	Quarter 2008	% Change
Net sales:
Electronics and Communications	$310.0	$301.3	2.9%
Engineered Systems	88.8	83.5	6.3%
Aerospace Engines and Components	26.0	46.5	(44.1)%
Energy and Power Systems	15.5	20.5	(24.4)%

Total net sales	$440.3	$451.8	(2.5)%

Operating profit and other segment income:
Electronics and Communications	$38.3	$40.3	(5.0)%
Engineered Systems	8.1	8.1	* %
Aerospace Engines and Components	(4.3)	4.6	* %
Energy and Power Systems	—	2.2	* %

Segment operating profit (loss) and other segment income:	$42.1	$55.2	(23.7)%
Corporate expense	(6.8)	(7.5)	(9.3)%
Other income (expense), net	0.4	(0.2)	* %
Interest expense, net	(1.1)	(3.0)	(63.3)%

Income before income taxes	34.6	44.5	(22.2)%
Provision for income taxes (a)	13.6	15.6	(12.8)%

Net income	21.0	28.9	(27.3)%
Less Noncontrolling interest in subsidiaries’ earnings	(0.2)	(1.0)	(80.0)%

Net income attributable to common stockholders	$20.8	$27.9	(25.4)%

(a)	The first quarter of 2009 includes additional income tax expense of $0.3 million related to the impact of California income tax law changes. The first quarter of 2008 includes income tax credits of $1.3 million.

*	percentage change not meaningful
Electronics and Communications
First quarter of 2009 compared with the first quarter of 2008
Our Electronics and Communications segment’s first quarter 2009 sales were $310.0 million, compared with $301.3 million for the first quarter of 2008, an increase of 2.9%. First quarter 2009 operating profit was $38.3 million, compared with operating profit of $40.3 million for the first quarter of 2008, a decrease of 5.0%.
The first quarter 2009 sales improvement resulted from revenue growth in electronic instruments and defense electronics, partially offset by lower sales of other commercial electronics. The revenue growth in electronic instruments was driven by organic sales growth and acquisitions made in 2008. Organic sales growth in electronic instruments primarily reflected increased sales of geophysical sensors for the energy exploration market partially offset by lower sales of electronic instruments for the environmental monitoring and industrial markets. The revenue growth in defense electronics was primarily driven by acquisitions made in 2008. Lower sales of other commercial electronics reflected reduced sales of avionics, medical manufacturing services and other electronic components. The increase in segment revenue in the first quarter of 2009 from acquisitions made in 2008 was $16.3 million. The incremental operating loss in the first quarter of 2009 from businesses acquired in 2008, was $0.5 million and reflected the impact of intangible asset amortization and the timing of research and development expenditures. Operating profit included pension expense under SFAS No. 87 and No. 158, of $2.4 million in the first quarter of 2009, compared with $0.8 million in the first quarter of 2008. Pension expense allocated to contracts pursuant to CAS was $0.6 million in the first quarter of 2009, compared with $0.4 million in the first quarter of 2008. Total year sales of marine instruments, which serve the offshore exploration market, are expected to decline in 2009, especially in the second half of 2009, compared with total year 2008.

Engineered Systems
First quarter of 2009 compared with the first quarter of 2008
Our Engineered Systems segment’s first quarter 2009 sales were $88.8 million, compared with $83.5 million for the first quarter of 2008, an increase of 6.3%. Operating profit was $8.1 million for both the first quarter of 2009 and the first quarter of 2008.
The first quarter 2009 sales improvement primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications. Operating profit in the first quarter of 2009 reflected the impact of higher revenue, which was offset by higher pension expense. Operating profit included pension expense under SFAS No. 87 and No. 158, of $2.7 million in the first quarter of 2009, compared with $1.2 million in the first quarter of 2008. Pension expense allocated to contracts pursuant to CAS was $2.4 million in the first quarter of 2009, compared with $1.8 million in the first quarter of 2008.
Aerospace Engines and Components
First quarter of 2009 compared with the first quarter of 2008
Our Aerospace Engines and Components segment’s first quarter 2009 sales were $26.0 million, compared with $46.5 million for the first quarter of 2008, a decrease of 44.1%. The first quarter 2009 operating loss was $4.3 million, compared with operating profit of $4.6 million for the first quarter of 2008.
Sales were lower in all end markets, including OEM piston engines and aftermarket engines and spare parts, due to lower demand in the general aviation market associated with the general economic downturn. The operating loss for the first quarter of 2009 primarily reflected the impact of significantly reduced sales. Total year sales for the Aerospace Engines and Components segment are expected to decline in 2009, compared with 2008.
Energy and Power Systems
First quarter of 2009 compared with the first quarter of 2008
Our Energy and Power Systems segment’s first quarter 2009 sales were $15.5 million, compared with $20.5 million for the first quarter of 2008, a decrease of 24.4%. The first quarter 2009 operating results were break even, compared with operating profit of $2.2 million for the first quarter of 2008.
First quarter 2009 sales reflected lower commercial hydrogen generators sales, as well as lower sales in the turbine engine business. Operating results reflected the impact of lower sales and lower margins in the hydrogen generator and turbine engine businesses.
Financial Condition, Liquidity and Capital Resources
Our net cash used by operating activities was $7.6 million for the first three months of 2009, compared with net cash provided of $22.6 million for the same period of 2008. The lower cash provided by operating activities in 2009 was primarily due to higher pension contributions of $77.8 million, partially offset by an income tax refund of $30.9 million.
Our net cash used by investing activities was $18.7 million for the first three months of 2009, compared with cash used by investing activities of $174.9 million for the first three months of 2008. The 2009 amount included $5.9 million paid for the purchase of ODI shares and a $0.3 million receipt for a purchase price adjustment . The 2008 amount included $166.2 million for the purchase of businesses, net of cash acquired.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. Pursuant to agreements in connection with our acquisition of a majority interest in ODI, the ODI minority stockholders have the contractual option to sell their shares to Teledyne Instruments following the end of each quarter through the quarter ended March 31, 2009, at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. Ownership purchases in ODI were as follows, including the initial purchase: 2006 — 60.9% for $35.8 million, 2007 — 0.9% for $0.9 million, 2008 — 24.1% for $38.5 million and 2009 — 3.4% for $5.9 million. All shares not sold to Teledyne Instruments following the quarter ended March 31, 2009, are required to be purchased by Teledyne Instruments following the quarter ended June 30, 2009, at a same formula-determined price, at which time Teledyne Instruments will own all of the ODI shares held by the stockholders. Based on the formula-determined purchase price as of the quarter ended

March 29, 2009, the aggregate amount of funds required to purchase all the shares held by the remaining minority ODI stockholders would be approximately $18.3 million and is recorded at fair value of $18.3 million and is included as part of redeemable noncontrolling interest on the balance sheet. However, the actual aggregate amount of funds that we will spend to purchase the shares held by minority stockholders through June 30, 2009, could be higher or lower than this amount, as that amount will depend on when individual stockholders elect to exercise their put options and on the financial performance of ODI. Teledyne Technologies has guaranteed the payment obligation of its subsidiary, Teledyne Instruments. The balance of redeemable noncontrolling interest at March 29, 2009, includes the $18.3 million obligation and a noncontrolling interest in ODI of $3.3 million.
Teledyne Technologies funded the acquisitions made in the first quarter of 2008 and the purchase of ODI shares in 2009 and in 2008 primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first three months of 2009 and 2008 were $13.1 million and $8.7 million, respectively.
Teledyne Technologies’ goodwill was $498.8 million at March 29, 2009 and $502.5 million at December 28, 2008. The decrease in the balance of goodwill in 2009 primarily resulted from foreign currency changes. Teledyne Technologies’ net acquired intangible assets were $111.3 million at March 29, 2009 and $117.0 million at December 28, 2008. The change in the balance of acquired intangible assets in 2009 resulted from the amortization of acquired intangible assets and from foreign currency changes. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Webb, Filtronic, Cormon, Odom and Demo acquisitions made in 2008. The Company made preliminary estimates as of March 29, 2009, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. There were no significant adjustments to the estimated amounts during the first quarter of 2009.
Cash used by financing activities for the first three months of 2009 included net borrowings of $28.4 million, primarily to fund the pension contribution in the first quarter and to purchase an additional shares in ODI. Cash used by financing activities for the first three months of 2008 included net borrowings of $157.2 million, primarily to fund acquisitions. Proceeds from the exercise of stock options were $0.1 million and $1.8 million for the first three months of 2009 and 2008, respectively. The first three months of 2008 included $1.1 million, in excess tax benefits related to stock-based compensation. Teledyne Technologies paid $0.8 million to repurchase 36,239 shares of Teledyne common stock under a stock repurchase program announced in February 2009. Under the stock repurchase program, Teledyne can repurchase up to 1,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares repurchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under the Company’s credit facility.
Working capital was $256.6 million at March 29, 2009, compared with $281.3 million at December 28, 2008. The lower amount at March 29, 2009 primarily reflects the receipt of an income tax refund of $30.9 million.
Teledyne made a pretax $80.0 million contribution to the pension plan in the first quarter of 2009. The Company currently expects to make an additional pretax contribution to the pension plan of $37.1 million in 2009.
Our principal capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be in the range of approximately $35.0 million to $40.0 million in 2009, of which $13.1 million has been spent in the first three months of 2009.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At March 29, 2009, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $225.8 million at March 29, 2009.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; aircraft product liability reserve; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (2008 Form 10-K).
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS No. 141R”). This statement replaces FASB Statement No. 141, “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. SFAS No. 141R amends SFAS No. 109, “Accounting for Income Taxes”, to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. Teledyne adopted the provisions of SFAS No. 141R, effective December 29, 2008 and it did not have a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect SFAS No. 141R will have an impact on our consolidated financial statements: however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate. Other than the purchase of an additional 3.4% interest in ODI, no acquisitions have been were made in fiscal 2009.
Effective December 29, 2008, the Company adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parents’ equity. SFAS No. 160 was applied prospectively as of the beginning of the fiscal year 2009, except for the presentation and disclosure requirements which were applied retrospectively for the prior period presented. In connection with the adoption, and in compliance with Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”, the Company restated the prior year balance sheet to reflect the fair value of the obligation to purchase the remaining shares of ODI of $24.2 million at fiscal year end 2008 as redeemable noncontrolling interest on the balance sheet. The Company also restated the year end 2008 balance in retained earnings to reflect a corresponding $24.2 million decrease to retained earnings at fiscal year end 2008. Additionally, the Company reclassified noncontrolling interests of $4.1 million, related to ODI, from long-term liabilities at year end 2008 to redeemable noncontrolling interest and classified the amount as mezzanine equity (temporary equity)on the balance sheet. The Company also reclassified noncontrolling interests of $1.1 million, related to Teledyne Energy Systems, Inc. from long-term liabilities at year end 2008 to the noncontrolling interest component of the equity section of the balance sheet.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1 “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” which removed leasing transactions accounted for under SFAS No. 13 and related guidance from the scope of SFAS No. 157. Also in

February 2008, the FASB issued FSP 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (“FSP 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on our consolidated financial position and results of operations. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective December 29, 2008, did not have a material impact on our consolidated financial position and results of operations.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, tax credits and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors, including changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our customers (including commercial aviation customers), availability of credit to our customers and economic and political conditions, could change the anticipated results. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets.
Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. Changes in the policy of the U.S. Government could result, over time, in reductions in defense spending and changes in programs in which the Company participates.
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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2008 Form 10-K and this Form 10-Q. We assume no duty to update forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2008 Annual Report on Form 10-K.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of March 29, 2009, we had $355.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.6 million, assuming the $355.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit, under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 29, 2009, are effective.
In connection with our evaluation during the quarterly period ended March 29, 2009, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
We repurchased shares under a program announced on February 25, 2009, which authorized the repurchase of up to 1,500,000 shares of our common stock. Under the program, shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares purchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions.
The following table provides information about our purchases under the stock repurchase program described above during the quarter ended March 29, 2009.

			Total Number of	Maximum Number of
			Shares	Shares that may
	Total Number of		Purchased as Part	yet be Purchased
	Shares	Average Price Paid	of a Publicly	Under the
Fiscal Year 2009	Purchased	per share	Announced Program	Program
February 2 — March 1	—	—	—	1,500,000
March 2 - March 29	36,239	23.01	36,239	1,463,761

Total	36,239	$23.01	36,239

Item 4. Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on April 22, 2009. The following actions were taken at the Annual Meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended:
1.	The three nominees proposed by the Board of Directors were elected as Class I directors for a three-year term expiring at the 2012 Annual Meeting by the following votes:

Name	For	Withheld
Simon M. Lorne	32,350,544	300,741
Paul D. Miller	32,351,036	300,249
Wesley W. von Schack	32,273,910	377,375
Other continuing directors include (1) Class II directors, Charles Crocker, Robert Mehrabian and Michael T. Smith whose terms expire at the 2010 Annual Meeting, and (2) Class III directors, Roxanne S. Austin, Frank V. Cahouet and Kenneth C. Dahlberg whose terms expire at the 2011 Annual Meeting.

2.	A proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009 was approved by a vote of 31,398,038 for versus 1,238,057 against. There were 15,190 abstentions and no broker non-votes with respect to this action.
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

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: May 7, 2009	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer