Form 10-Q
period 2009-09-27
TELEDYNE TECHNOLOGIES INC
filed 2009-11-05
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $.01 par value per share	36,031,102 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER, 27, 2009 AND SEPTEMBER 28, 2008
(Unaudited — Amounts in millions, except per-share amounts)

	Three Months		Nine Months
	2009	2008	2009	2008
Net sales	$429.4	$497.6	$1,310.8	$1,428.2
Costs and expenses
Cost of sales	304.2	348.5	931.8	994.7
Selling, general and administrative expenses	81.5	97.2	256.3	278.1

Total costs and expenses	385.7	445.7	1,188.1	1,272.8

Income before other income and expense and income taxes	43.7	51.9	122.7	155.4
Other income (expense), net	—	(0.1)	(0.2)	0.4
Interest and debt expense, net	(1.1)	(2.5)	(3.7)	(8.0)

Income before income taxes	42.6	49.3	118.8	147.8
Provision for income taxes	7.4	18.2	37.2	54.5

Net income before noncontrolling interest	35.2	31.1	81.6	93.3
Less: Noncontrolling interest in subsidiaries’ earnings	(0.1)	(0.2)	(0.5)	(1.9)

Net income attributable to common stockholders	$35.1	$30.9	$81.1	$91.4

Basic earnings per common share	$0.98	$0.87	$2.25	$2.58

Weighted average common shares outstanding	36.0	35.6	36.0	35.4

Diluted earnings per common share	$0.96	$0.84	$2.22	$2.50

Weighted average diluted common shares outstanding	36.6	36.7	36.5	36.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited — Amounts in millions, except share amounts)

	September 27,	December 28,
	2009	2008
Assets

Current Assets
Cash and cash equivalents	$21.6	$20.4
Accounts receivable, net	261.7	281.4
Inventories, net	192.0	207.0
Deferred income taxes, net	33.9	42.6
Prepaid expenses and other current assets	32.4	41.6

Total current assets	541.6	593.0

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $268.5 at September 27, 2009 and $244.8 at December 28, 2008	206.2	202.6
Deferred income taxes, net	59.5	89.2
Goodwill, net	510.5	502.5
Acquired intangibles, net	107.8	117.0
Other assets, net	34.5	30.2

Total Assets	$1,460.1	$1,534.5

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$102.0	$108.2
Accrued liabilities	182.1	202.4
Current portion of long-term debt and capital leases	0.5	1.1

Total current liabilities	284.6	311.7
Long-term debt and capital leases	313.1	332.1
Accrued pension obligation	126.8	227.9
Accrued postretirement benefits	15.1	16.7
Other long-term liabilities	116.0	110.9

Total Liabilities	855.6	999.3
Redeemable Noncontrolling Interest (Note 1)	—	28.3
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; outstanding shares 36,022,711 at September 27, 2009 and 35,926,224 at December 28, 2008	0.4	0.4
Additional paid-in capital	252.3	240.0
Treasury stock	(0.8)	—
Retained earnings	551.0	471.2
Accumulated other comprehensive loss	(199.4)	(205.8)

Total Stockholders’ Equity	603.5	505.8

Noncontrolling interest	1.0	1.1

Total Equity	604.5	506.9

Total Liabilities and Stockholders’ Equity	$1,460.1	$1,534.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
(Unaudited — Amounts in millions)

	Nine Months
	2009	2008
Operating Activities
Net income attributable to common stockholders	$81.1	$91.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.2	36.4
Deferred income taxes	38.4	22.8
Stock option expense	4.1	5.6
Minority interest	0.5	1.9
Excess income tax benefits from stock options exercised	(0.3)	(9.9)
Loss on sale of fixed assets	0.2	—

Changes in operating assets and liabilities, excluding the effect of business acquired:
Decrease (increase) in accounts receivable	19.7	(32.3)
Decrease (increase) in inventories	14.0	(16.9)
Decrease in prepaid expenses and other assets	3.2	—
Increase (decrease) in accounts payable	(6.3)	15.8
Increase (decrease) in accrued liabilities	(18.9)	32.1
Increase in income taxes payable, net	6.1	2.1
Increase in long-term assets	(4.4)	(0.2)
Increase (decrease) in other long-term liabilities	5.7	(10.9)
Decrease in accrued pension obligation	(101.1)	(22.2)
Decrease in accrued postretirement benefits	(1.5)	(1.5)
Other operating, net	1.4	(1.3)

Net cash provided by operating activities	75.1	112.9

Investing Activities
Purchases of property, plant and equipment	(26.8)	(28.4)
Proceeds from sale of business and other assets	0.1	—
Purchase of businesses and other investments, net of cash acquired	(26.9)	(250.1)

Net cash used by investing activities	(53.6)	(278.5)

Financing Activities
Net proceeds from (repayments of) debt	(20.3)	145.0
Repurchase of Teledyne common stock	(0.8)	—
Proceeds from exercise of stock options	0.5	12.1
Tax benefits from stock options exercised	0.3	9.9

Net cash provided (used) by financing activities	(20.3)	167.0

Increase in cash and cash equivalents	1.2	1.4
Cash and cash equivalents—beginning of period	20.4	13.4

Cash and cash equivalents—end of period	$21.6	$14.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2009
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of September 27, 2009, and the consolidated results of operations for the three and nine months then ended and cash flows for the nine months then ended. The results of operations and cash flows for the period ended September 27, 2009 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).
Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2009 presentation as well as to implement ASC 810-10-65, (formerly Statement of Financial Accounting Standards (‘SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”) as described below.
Other Recent Accounting Pronouncements
In May 2009, we adopted ASC 855, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. ASC 855 was effective for interim and annual periods ending after June 15, 2009. The Company has adopted the provisions effective with the second quarter 2009 and has evaluated subsequent events through November 4, 2009, which is the issuance date of these consolidated financial statements.
In April 2009, ASC 820-10-65, (formerly SFAS 157-4, “Determining Fair Value When Market Activity Has Decreased,”), ASC 320-10-65 (formerly FSP 115-2 and FSP 124-2, “Other-Than-Temporary Impairment”) and ASC 825-10-65, (formerly FSP 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.”) were issued. These topics impact certain aspects of fair value measurement and related disclosures. The provisions of these topics were effective beginning in the second quarter of 2009. The impact of adopting these topics in the second quarter of 2009 did not have a material effect on our consolidated financial position or results of operations.
Effective December 29, 2008 Teledyne adopted the provisions of ASC 80, (formerly SFAS No. 141R, “Business Combinations”). This revised guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. It applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. The revised guidance also requires adjustments, made after the effective date, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The adoption of the revised guidance, effective December 29, 2008, did not have a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect the revised guidance will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate. In 2009, Teledyne acquired assets of a marine sensor product line for an initial payment of $1.4 million. Due to the size of the purchase, the revised guidance did not have an impact on the consolidated financial statements.
Effective December 29, 2008, the Company adopted the provisions of ASC 810-10-65 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”). The revised guidance new accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parents’ equity. The revised guidance was applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which were applied retrospectively for the prior period presented. In connection with the adoption, and in compliance with ASC 480 (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”), the Company restated the prior year balance sheet to reflect the fair value of the obligation to purchase the remaining shares of ODI of $24.2 million at fiscal year end 2008 as redeemable noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the balance sheet. The Company also restated the year end 2008 balance in retained earnings to reflect a corresponding $24.2 million decrease. Additionally, the Company reclassified noncontrolling interests of $4.1 million, related to ODI, from long-term liabilities at year end 2008 to redeemable noncontrolling interest on the balance sheet. The Company also reclassified noncontrolling interests of $1.1 million, related to Teledyne Energy Systems, Inc., from long-term liabilities at year end 2008 to the noncontrolling interest component of the equity section of the balance sheet. In 2009, Teledyne purchased all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million and now owns 100% of ODI. See Footnote 2, “Business Combinations” for a discussion of the ODI acquisition.
In September 2006 and in February 2009, the FASB issued guidelines, under ASC 820, (formerly SFAS No. 157, “Fair Value Measurements” and related FASB Staff Positions) related to fair value measurements that, defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. The guidelines do not increase the use of fair value measurement and only apply when other guidelines require or permit the fair value measurement of assets and liabilities. The implementation of the guidelines for financial assets and financial liabilities, effective December 31, 2007, and the implementation the guidelines for nonfinancial assets and nonfinancial liabilities, effective December 29, 2008, did not have a material impact on our consolidated financial position or results of operations.
ASC 820 also establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs that are observable for an asset or liability, either directly or indirectly, through corroboration with observable market data; and Level 3 inputs are unobservable inputs based on a reporting entity’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
The reduction in redeemable noncontrolling interest from year end 2008, primarily reflects the purchase of all of the remaining minority interest in ODI for $25.5 million.

Note 2. Business Combinations
The table below summarizes the acquisitions made during fiscal year 2008. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in ODI for $25.5 million, no other acquisitions have been made in fiscal year 2009.

		Primary	Pre-acquisition	Transaction	Purchase
Name and Description(1)(2)	Date Acquired	Location	Sales Volume	Type	Price(3)
					(in millions)
Fiscal Year 2008
Impulse Enterprise (“Impulse”) Manufactures under water electrical interconnection systems for harsh environments.	December 31, 2007	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0
Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7
SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8
Judson Technologies, LLC (“Judson”) Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dew ar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.	February 1, 2008	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0
Webb Research Corp. (“Webb”) Manufacturer of autonomous under water gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3
See footnotes on following page.

		Primary	Pre-acquisition	Transaction	Purchase
Name and Description (1)(2)	Date Acquired	Location	Sales Volume	Type	Price(3)
					(in millions)
Fiscal Year 2008 (continued)
Defense business of Filtronic PLC (“Filtronic”) Provides customized microw ave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1
Cormon Limited and Cormon Technology Limited (“Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.6 (4)
Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0 (5)
Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	5.3

(1)	Each of the acquisitions is part of the Electronics and Communications segment.

(2)	We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in the first quarter of 2008. We purchased the remaining minority ownership in ODI for $25.5 million in 2009. In the second quarter of 2009, we purchased the assets of a marine sensor product line for an initial payment of $1.4 million. We also made a scheduled payment of $0.3 million related to a prior acquisition.

(3)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(4)	Reflects a purchase price adjustment of $0.3 million in the first quarter of 2009 based on the final closing date net working capital.

(5)	The final purchase price is subject to adjustment based on the final closing date net working capital of the acquired business.
The unaudited pro forma information for the periods set forth below gives effect to the nine acquisitions made in fiscal year 2008 as if they had been acquired at the beginning of the 2008 fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisitions been in effect at the beginning of the 2008 fiscal year. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable. The following table provides the unaudited pro forma information for the third quarter and first nine months of 2008:

(unaudited in millions, except — per share amounts)	Third Quarter	First Nine Months
Sales	$507.7	$1,473.5
Net income attributable to common stockholders	$30.9	$91.1
Basic earnings per common share	$0.86	$2.57
Diluted earnings per common share	$0.84	$2.50
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. Pursuant to agreements made in connection with our acquisition of a majority interest in ODI, Teledyne Instruments made subsequent share purchases at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. In the third quarter of 2009, Teledyne Instruments purchased all the remaining minority shares for $19.6 million and now owns 100% of ODI. Ownership purchases in ODI were as follows, including the initial purchase in 2006 and the final purchase in 2009: 2006 — 60.9% for $35.8 million, 2007 — 0.9% for $0.9 million, 2008 — 24.1% for $38.5 million and 2009 — 14.1% for $25.5 million.

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
Teledyne Technologies’ goodwill was $510.5 million at September 27, 2009 and $502.5 million at December 28, 2008. Teledyne Technologies’ net acquired intangible assets were $107.8 million at September 27, 2009 and $117.0 million at December 28, 2008. The increase in the balance of goodwill in 2009 primarily resulted from foreign currency changes, the acquisition of the assets of a marine sensor product line and an adjustment to reflect the finalization of the Webb and the Filtronic intangible asset valuations. The change in the balance of acquired intangible assets in 2009 resulted from the amortization of acquired intangible assets, partially offset by foreign currency changes, intangible assets acquired in connection with the acquisition of the assets of a marine sensor product line and an adjustment to reflect the finalization of the Webb and the Filtronic intangible asset valuations. The Company completed the purchase price valuation for the Webb acquisition, and as a result, goodwill was decreased by $1.1 million and other acquired intangible assets were increased by $1.1 million. The Company also completed the purchase price valuation for the Filtronic acquisition, and as a result, goodwill was increased by $3.3 million and other acquired intangible assets were decreased by $3.3 million. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Cormon, Odom and Demo acquisitions made in 2008. The Company made preliminary estimates as of September 27, 2009, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. There were no significant adjustments to the estimated amounts during the first nine months of 2009.
Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income attributable to common stockholders and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the third quarter and first nine months of 2009 and 2008 consists of the following (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008
Net income before noncontrolling interest	$35.2	$31.1	$81.6	$93.3
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	0.8	(7.0)	6.3	(8.0)

Total other comprehensive gain (loss)	0.8	(7.0)	6.3	(8.0)

Total comprehensive income	36.0	24.1	87.9	85.3
Less: Amounts attributable to noncontrolling interests:
Net income	(0.1)	(0.2)	(0.5)	(1.9)
Foreign currency translation gains (losses)	—	—	0.1	(0.1)

Comprehensive income attributable to common stockholders	$35.9	$23.9	$87.5	$83.3

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Three Months		Nine Months
	2009	2008	2009	2008
Basic earnings per share
Net income attributable to common stockholders	$35.1	$30.9	$81.1	$91.4

Weighted average common shares outstanding	36.0	35.6	36.0	35.4

Basic earnings per common share	$0.98	$0.87	$2.25	$2.58

Diluted earnings per share
Net income attributable to common stockholders	$35.1	$30.9	$81.1	$91.4

Weighted average common shares outstanding	36.0	35.6	36.0	35.4
Dilutive effect of exercise of options outstanding	0.6	1.1	0.5	1.1

Weighted average diluted common shares outstanding	36.6	36.7	36.5	36.5

Diluted earnings per common share	$0.96	$0.84	$2.22	$2.50

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.3 million and $4.1 million in stock option compensation expense for the third quarter and first nine months of 2009, respectively. For the third quarter and nine months of 2008, the Company recorded a total of $1.9 million and $5.6 million, respectively in stock option expense. The lower 2009 amount reflects the decision to eliminate the annual employee stock option grant for 2009. In 2009, the Company currently expects approximately $5.5 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

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
Stock option transactions for Teledyne Technologies’ employee stock option plans for the third quarter and nine months ended September 27, 2009 are summarized as follows:

	2009
	Third quarter		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	2,317,474	$30.00	2,339,970	$30.39
Granted	—	$—	—	$—
Exercised	(15,784)	$15.59	(32,784)	$14.47
Cancelled or expired	(4,078)	$44.04	(9,574)	$42.19

Ending balance	2,297,612	$30.07	2,297,612	$30.07

Options exercisable at end of period	1,924,565	$26.94	1,924,565	$26.94

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the third quarter and nine months ended September 27, 2009 are summarized as follows:

	2009
	Third quarter		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	429,363	$26.07	392,002	$25.53
Granted	3,924	$22.43	41,285	30.83
Exercised	(4,000)	$9.94	(4,000)	$9.94

Ending balance	429,287	$26.19	429,287	$26.19

Options exercisable at end of period	386,877	$25.68	386,877	$25.68

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $5.4 million at September 27, 2009 and $0.6 million at December 28, 2008.

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

Balance at	September 27, 2009	December 28, 2008
Raw materials and supplies	$110.0	$89.8
Work in process	99.5	125.8
Finished goods	17.8	22.2

	227.3	237.8
Progress payments	(10.0)	(4.3)
LIFO reserve	(25.3)	(26.5)

Total inventories, net	$192.0	$207.0

Inventories at cost determined on the LIFO method were $116.7 million at September 27, 2009 and $126.2 million at December 28, 2008. The remainder of the inventories using average cost or the FIFO methods, were $110.6 million at September 27, 2009 and $111.6 million at December 28, 2008.
Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to a deferred compensation plan of $25.2 million and $18.6 million at September 27, 2009 and December 28, 2008, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $79.5 million and $77.8 million at September 27, 2009 and December 28, 2008, respectively. Accrued liabilities also included customer related deposits and credits of $30.4 million and $42.4 million at September 27, 2009 and December 28, 2008, respectively. Other long-term liabilities included aircraft product liability reserves of $40.1 million and $37.1 million at September 27, 2009 and December 28, 2008, respectively. Other long-term liabilities also included liabilities of $25.6 million and $19.2 million at September 27, 2009 and December 28, 2008, respectively, related to a deferred compensation plan. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2009 and 2008 are as follows (in millions):

	First Nine Months
	2009	2008
Balance at beginning of year	$14.0	$11.4
Accruals for product warranties charged to expense	5.7	6.9
Cost of product warranty claims	(5.2)	(6.0)
Acquisitions	—	2.2

Balance at end of period	$14.5	$14.5

The Company establishes reserves for product returns and replacements on a product-specific basis when circumstances giving rise to the return become known. Facts and circumstances related to a return, including where the product affected by the return is located (e.g., the end user, customers’ inventory, or in Teledyne’s inventory) and cost estimates to return, repair and/or replace the product are considered when establishing a product return reserve. The reserve is reevaluated each period and is adjusted when the reserve is either not sufficient to cover or exceeds the estimated product return expenses. In the fourth quarter of 2008, in connection with a voluntary product recall of certain aircraft piston engine cylinders, the Company recorded an $18.0 million charge, of which $15.8 million was related to the costs associated with the return and replacement of product and $1.4 million was related to the disposal and write-off of inventory which were recorded as cost of sales; $0.8 million was related to estimated customer returns and was recorded as a reduction to sales. The Company had reserves related to the costs associated with the return and replacement of product, of $5.5 million and $15.6 million at September 27, 2009 and December 28, 2008, respectively, which is included in current accrued liabilities. At September 27, 2009, the Company also has $2.9 million in inventory reserves associated with the return and replacement of product and a $0.2 million reduction of accounts receivable.
Note 9. Income Taxes
The Company’s effective tax rates for the third quarter and first nine months of 2009 were 17.3% and 31.3%, respectively, compared with 36.9% for both the third quarter and first nine months of 2008. The first nine months of 2009 includes research and development tax credits of $8.2 million recorded in the third quarter, following a formal communication from the Internal Revenue Service of a more favorable tax position than the Company’s original measurement in connection with an ongoing audit of the research and development tax credit for prior years. The first nine months also included the reversal of $1.1 million recorded in the third quarter in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations and additional income tax expense of $0.3 million recorded in the first quarter, primarily related to the impact of California income tax law changes. Excluding these amounts, the Company’s effective tax rate for the first nine months of 2009 would have been 38.8%. Excluding the amounts recorded in the third quarter, the Company’s effective tax rate for the third quarter of 2009 would have been 39.1%. The effective tax rate for the first nine months of 2008 reflected the impact of a research and development income tax credit of $1.3 million for the 2007 tax year which was recorded in the first quarter of 2008 and also reflects the third quarter reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items, the Company’s effective tax rate for the first nine months of 2008 would have been 38.3%. Excluding the amount recorded in the third quarter, the Company’s effective tax rate for the third quarter of 2008 would have been 38.6%.
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
In the normal course of its business the Company provides for uncertain tax positions, and the related interest and penalties, and adjusts its unrecognized tax benefits, accrued interest and penalties accordingly. During the third quarter of 2009, unrecognized tax benefits related to the measurement of research credits and other federal issues, and the expiration of statute of limitations for various state tax issues decreased by $9.1 million. For the first nine months of 2009, unrecognized tax benefits related to the measurement of a refund claim for research credits and other federal issues, and the expiration of statute of limitations for various state tax issues decreased by $9.1 million. As of September 27, 2009 the Company’s unrecognized tax benefits relating were $27.7 million, of which the entire balance would, if recognized, positively affect the Company’s effective tax rate.

During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statute of limitations could reduce unrecognized tax benefits by $1.1 million to $12.1 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.
Note 10. Long-Term Debt and Capital Leases
At September 27, 2009, Teledyne Technologies had $301.0 million of outstanding indebtedness under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $275.0 million at September 27, 2009. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At September 27, 2009, the Company was in compliance with these covenants. The Company also has a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at September 27, 2009, includes $301.0 million outstanding under the $590.0 million credit facility at a weighted average interest rate of 1.01%. The Company also has $12.6 million in capital leases, of which $0.5 million is current. At September 27, 2009, Teledyne Technologies had $14.0 million in outstanding letters of credit.
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
At September 27, 2009, the Company’s reserves for environmental remediation obligations totaled $3.3 million, of which $1.0 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $17.2 million for its current aircraft product liability insurance policies which expire on May 31, 2010. At September 27, 2009, the Company’s reserves for aircraft product liabilities totaled $42.1 million, of which $2.0 million is included in current liabilities. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses.
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. The Company’s assumed discount rate on plan liabilities is 6.25% for 2009 and was 6.0% for 2008. The Company’s assumed long-term rate of return on plan assets is 8.25% for 2009 and was 8.5% for 2008.
Teledyne Technologies’ net periodic pension expense was $5.7 million and $16.9 million for the third quarter and first nine months of 2009, respectively, compared with net periodic pension expense of $2.4 million and $7.2 million for the third quarter and first nine months of 2008, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.1 million and $9.3 million for the third quarter and first nine months of 2009, respectively, compared with $2.4 million and $7.1 million for the third quarter and first nine months of 2008, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The Company made an $80.0 million voluntary contribution to its pension plan in the first quarter of 2009 and a $37.0 million voluntary contribution to its pension plan in the third quarter of 2009, compared with a $2.2 million required contribution for the first quarter of 2008, a $2.5 million required contribution for the second quarter of 2008 and a $24.0 million contribution for the third quarter of 2008, of which $2.0 million was required.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

The following tables set forth the components of net periodic pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2009 and 2008 (in millions):

	Three Months		Nine Months
Pension Benefits	2009	2008	2009	2008
Service cost — benefits earned during the period	$3.7	$4.3	$11.1	$12.9
Interest cost on benefit obligation	10.1	9.6	30.1	28.8
Expected return on plan assets	(12.1)	(12.4)	(36.4)	(37.3)
Amortization of prior service cost	0.1	0.1	0.3	0.5
Recognized actuarial loss	3.9	0.8	11.8	2.3

Net periodic benefit expense	$5.7	$2.4	$16.9	$7.2

	Three Months		Nine Months
Postretirement Benefits	2009	2008	2009	2008
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.4	0.4	1.1	1.1
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.4)
Recognized actuarial gain	(0.2)	(0.2)	(0.6)	(0.6)

Net periodic benefit expense	$—	$—	$0.1	$0.1

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

		Three		Nine	Nine
	Three	Months		Months	Months
	Months 2009	2008	% Change	2009	2008	% Change
Net sales:
Electronics and Communications	$295.2	$330.3	(10.6)%	$910.3	$947.9	(4.0)%
Engineered Systems	82.0	97.9	(16.2)%	260.5	277.1	(6.0)%
Aerospace Engines and Components	30.5	46.3	(34.1)%	86.2	140.7	(38.7)%
Energy and Power Systems	21.7	23.1	(6.1)%	53.8	62.5	(13.9)%

Total net sales	$429.4	$497.6	(13.7)%	$1,310.8	$1,428.2	(8.2)%

Operating profit (loss) and other segment income:
Electronics and Communications	$39.7	$46.0	(13.7)%	$117.9	$133.3	(11.6)%
Engineered Systems	6.8	9.9	(31.3)%	23.6	27.4	(13.9)%
Aerospace Engines and Components	1.2	1.5	(20.0)%	(2.4)	11.1	*
Energy and Power Systems	2.3	2.2	4.5%	2.6	7.2	(63.9)%

Segment operating profit and other segment income	$50.0	$59.6	(16.1)%	$141.7	$179.0	(20.8)%
Corporate expense	(6.3)	(7.7)	(18.2)%	(19.0)	(23.6)	(19.5)%
Other income (expense), net	—	(0.1)	*	(0.2)	0.4	*
Interest expense, net	(1.1)	(2.5)	(56.0)%	(3.7)	(8.0)	(53.8)%

Income before income taxes	42.6	49.3	(13.6)%	118.8	147.8	(19.6)%
Provision for income taxes (a)	7.4	18.2	(59.3)%	37.2	54.5	(31.7)%

Net income before noncontrolling interest	35.2	31.1	13.2%	81.6	93.3	(12.5)%
Less: Noncrontrolling interest in subsidiaries’ earnings	(0.1)	(0.2)	(50.0)%	(0.5)	(1.9)	(73.7)%

Net income attributable to common stockholders	$35.1	$30.9	13.6%	$81.1	$91.4	(11.3)%

(a)	The first nine months of 2009 includes research and development tax credits of $8.2 million recorded in the third quarter following a formal communication from the Internal Revenue Service of a more favorable tax position than the Company’s original measurement in connection with an ongoing audit of the research and development tax credit for prior years. The first nine months also included the reversal in the third quarter of 2009 of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations and additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes recorded in the first quarter. The first nine months of 2008 includes income tax credits of $1.3 million recorded in the first quarter of 2008 and also reflects the reversal in the third quarter of 2008 of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful
Note 14. Stock Repurchase Program
In February 2009, Teledyne Technologies commenced a stock repurchase program. Under the stock repurchase program, Teledyne can purchase up to 1,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares repurchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under the Company’s credit facility. In the first nine months of 2009, Teledyne repurchased 36,239 shares of Teledyne common stock for $0.8 million. The last repurchase was made in March 2009.

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
The table below summarizes the acquisitions made during fiscal year 2008. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million, no other acquisitions have been made in fiscal year 2009.

		Primary	Pre-acquisition	Transaction	Purchase
Name and Description(1)(2)	Date Acquired	Location	Sales Volume	Type	Price(3)
					(in millions)
Fiscal Year 2008
Impulse Enterprise (“Impulse”) Manufactures underwater electrical interconnection systems for harsh environments.	December 31, 2007	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0
Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7
SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subseapipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8
Judson Technologies, LLC (“Judson”) Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.	February 1, 2008	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0
Webb Research Corp. (“Webb”) Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3
See footnotes on following page.

		Primary	Pre-acquisition	Transaction	Purchase
Name and Description(1)(2)	Date Acquired	Location	Sales Volume	Type	Price(3)
					(in millions)
Fiscal Year 2008 (continued)
Defense business of Filtronic PLC (“Filtronic”) Provides customized microwave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1
Cormon Limited and Cormon Technology Limited (“Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.6 (4)
Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0 (5)
Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	5.3

(1)	Each of the acquisitions is part of the Electronics and Communications segment.

(2)	We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in the first quarter of 2008. We purchased the remaining minority ownership in ODI for $25.5 million in 2009. In the second quarter of 2009, we purchased the assets of a marine sensor product line for an initial payment of $1.4 million. We also made a scheduled payment of $0.3 million related to a prior acquisition.

(3)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(4)	Reflects a purchase price adjustment of $0.3 million in the first quarter of 2009 based on the final closing date net working capital.

(5)	The final purchase price is subject to adjustment based on the final closing date net working capital of the acquired business.
Results of Operations
Third quarter of 2009 compared with the third quarter of 2008
Teledyne Technologies’ third quarter 2009 sales were $429.4 million, compared with sales of $497.6 million for the same period of 2008, a decrease of 13.7%. Net income attributable to common stockholders for the third quarter of 2009 was $35.1 million ($0.96 per diluted share) compared with net income attributable to common stockholders of $30.9 million ($0.84 per diluted share) for the third quarter of 2008, an increase of 13.6%. The decrease in sales for the 2009 period, compared with the same 2008 period, reflected the impact of the general economic downturn, partially offset by revenue from acquisitions. Net income in the third quarter of 2009 includes research and development tax credits of $8.2 million.
The third quarter of 2009, compared with the same period in 2008, reflected lower sales in each operating segment. The Electronics and Communications segment sales included revenue from strategic acquisitions made in 2008 which were more than offset by lower organic sales. Incremental revenue in the third quarter of 2009 from businesses acquired in 2008 was $6.4 million.
The increase in earnings for the third quarter of 2009, compared with the same period of 2008, reflected the impact of research and development tax credits of $8.2 million, partially offset by lower operating profit in each operating segment except the Energy and Power Systems segment. Segment operating profit reflected the impact of lower sales as well as higher pension costs, partially offset by cost reductions implemented during the year. The incremental operating profit in the third quarter of 2009 from businesses acquired in 2008, including synergies, was $0.1 million.
The third quarter of 2009 included pension expense of $5.7 million, compared with pension expense of $2.4 million in the third quarter of 2008. The increase in 2009 pension expense primarily reflects the impact of the reduction in pension assets in 2008 due to negative market returns. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.1 million in the third quarter of 2009, compared with pension expense of $2.4 million in the third quarter of 2008.

For the third quarter of 2009 and 2008, we recorded a total of $1.3 million and $1.9 million, respectively, in stock option compensation expense. The lower 2009 amount reflects the decision to eliminate the annual employee stock option grant for 2009.
Cost of sales in total dollars was lower in the third quarter of 2009, compared with the third quarter of 2008, primarily due to lower sales as well as recent cost reductions, partially offset by the impact from acquisitions made in 2008. Cost of sales as a percentage of sales for the third quarter of 2009 increased to 70.8% from 70.0% for the third quarter of 2008 and reflected the impact of lower sales while pension expense increased and certain fixed costs remained flat, partially offset by recent cost reductions. Cost of sales for the third quarter of 2009 also reflected lower LIFO expense of $1.1 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were lower in the third quarter of 2009, compared with the third quarter of 2008, primarily due to lower sales and lower corporate expense, partially offset by the impact from acquisitions made in 2008. Selling, general and administrative expenses for the third quarter of 2009, as a percentage of sales, decreased to 19.0%, compared with 19.5% in the third quarter of 2008 and reflected the impact of lower corporate expense and lower stock option compensation expense. Corporate expense was $6.3 million for the third quarter of 2009, compared with $7.7 million for the same period in 2008 and reflected lower professional fees and lower compensation accruals.
Interest expense, net of interest income, was $1.1 million in the third quarter of 2009, compared with $2.5 million for the third quarter of 2008. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels.
The Company’s effective tax rate for the third quarter of 2009 was 17.3% compared with 36.9% for the third quarter of 2008. The third quarter of 2009 includes research and development tax credits of $8.2 million following a formal communication from the Internal Revenue Service of a more favorable tax position than the Company’s original measurement in connection with an ongoing audit of the research and development tax credit for prior years. The first nine months also included the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these amounts the effective tax rate for the third quarter of 2009 would have been 39.1%. The third quarter of 2008 reflects the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding this item the effective tax rate for the third quarter of 2008 would have been 38.6%.
During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statute of limitations could reduce unrecognized tax benefits by $1.1 million to $12.1 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.
Noncontrolling interest in subsidiaries’ earnings reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc. The lower amount in 2009, primarily reflects the decrease in minority ownership interest in ODI due to share purchases by Teledyne in 2008 and 2009.
First nine months of 2009 compared with the first nine months of 2008
Teledyne Technologies’ sales for the first nine months of 2009 were $1,310.8 million, compared with sales of $1,428.2 million for the same period of 2008, a decrease of 8.2%. Net income attributable to common stockholders for the first nine months of 2009 was $81.1 million ($2.22 per diluted share) compared with net income attributable to common stockholders of $91.4 million ($2.50 per diluted share) for the first nine months of 2008, a decrease of 11.3%. The decrease in sales for the 2009 period, compared with the same 2008 period, reflected the impact of the general economic downturn, partially offset by revenue from acquisitions. Net income in the first nine months of 2009 includes research and development tax credits of $8.2 million, recorded in the third quarter.
The first nine months of 2009, compared with the same period in 2008, reflected lower sales in each operating segment. The Electronics and Communications segment sales included revenue from strategic acquisitions made in 2008 which were more than offset by lower organic sales. Incremental revenue in the first nine months of 2009 from businesses acquired in 2008 was $35.5 million.
The decrease in earnings for the first nine months of 2009, compared with the same period of 2008, reflected lower operating profit in each operating segment. The decrease in earnings reflected the impact of lower sales as well as higher pension costs, partially offset by the impact of research and development tax credits of $8.2 million and by cost reductions implemented during the year. Incremental operating profit in the first nine months of 2009 from businesses acquired in 2008, including synergies, was $0.7 million.
The first nine months of 2009 included pension expense of $16.9 million, compared with pension expense of $7.2 million in the first nine months of 2008. The increase in 2009 pension expense primarily reflects the impact of the reduction in pension assets in 2008 due to negative market returns. Pension expense allocated to contracts pursuant to CAS was $9.3 million in the first nine months of 2009, compared with pension expense of $7.1 million in the first nine months of 2008. For the first nine months of 2009 and 2008, we recorded a total of $4.1 million and $5.6 million respectively in stock option compensation expense.
Cost of sales in total dollars was lower in the first nine months of 2009, compared with the first nine months of 2008, primarily due to lower sales as well as recent cost reductions, partially offset by the impact from acquisitions made in 2008. Cost of sales as a percentage of sales for the first nine months of 2009 increased to 71.1% from 69.6% for the first nine months of 2008 and reflected the impact of lower sales while pension expense increased and certain fixed costs remained flat, partially offset by recent cost reductions. Cost of sales for the first nine months of 2009 also reflected lower LIFO expense of $2.4 million.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were lower in the first nine months of 2009, compared with the first nine months of 2008, primarily due to lower sales and lower corporate expense, partially offset by the impact from acquisitions made in 2008. Corporate expense was $19.0 million for the first nine months of 2009, compared with $23.6 million for the same period in 2008 and reflected lower professional fees and lower compensation accruals. Selling, general and administrative expenses for the first nine months of 2009, as a percentage of sales, increased slightly to 19.6%, compared with 19.5% in the first nine months of 2008.
Interest expense, net of interest income, was $3.7 million in the first nine months of 2009, compared with $8.0 million for the first nine months of 2008. The decrease in net interest expense reflected the impact of lower average interest rates, partially offset by higher outstanding debt levels. The Company’s effective tax rate for the first nine months of 2009 was 31.3% compared with 36.9% for the first nine months of 2008. The first nine months of 2009 includes research and development tax credits of $8.2 million following a formal communication from the Internal Revenue Service of a more favorable tax position than the Company’s original measurement in connection with an ongoing audit of the research and development tax credit for prior years. The first nine months also included the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations and additional income tax expense of $0.3 million, primarily related to the impact of California income tax law changes. Excluding these amounts, the Company’s effective tax rate for the first nine months of 2009 would have been 38.8%. The effective tax rate for the first nine months of 2008 reflects a research and development income tax refund of $1.3 million for the 2007 tax year which was recorded in the first quarter of 2008 and also reflects the third quarter reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items, the Company’s effective tax rate for the first nine months of 2008 would have been 38.3%.
Noncontrolling interest in subsidiaries’ earnings reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc. The lower amount in 2009, primarily reflects the decrease in minority ownership interest in ODI due to share purchases by Teledyne in 2008 and 2009.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	2009	2008	% Change	2009	2008	% Change
Net sales:
Electronics and Communications	$295.2	$330.3	(10.6)%	$910.3	$947.9	(4.0)%
Engineered Systems	82.0	97.9	(16.2)%	260.5	277.1	(6.0)%
Aerospace Engines and Components	30.5	46.3	(34.1)%	86.2	140.7	(38.7)%
Energy and Power Systems	21.7	23.1	(6.1)%	53.8	62.5	(13.9)%

Total net sales	$429.4	$497.6	(13.7)%	$1,310.8	$1,428.2	(8.2)%

Operating profit (loss) and other segment income:
Electronics and Communications	$39.7	$46.0	(13.7)%	$117.9	$133.3	(11.6)%
Engineered Systems	6.8	9.9	(31.3)%	23.6	27.4	(13.9)%
Aerospace Engines and Components	1.2	1.5	(20.0)%	(2.4)	11.1	*
Energy and Power Systems	2.3	2.2	4.5%	2.6	7.2	(63.9)%

Segment operating profit and other segment income	$50.0	$59.6	(16.1)%	$141.7	$179.0	(20.8)%
Corporate expense	(6.3)	(7.7)	(18.2)%	(19.0)	(23.6)	(19.5)%
Other income (expense), net	—	(0.1)	*	(0.2)	0.4	*
Interest expense, net	(1.1)	(2.5)	(56.0)%	(3.7)	(8.0)	(53.8)%

Income before income taxes	42.6	49.3	(13.6)%	118.8	147.8	(19.6)%
Provision for income taxes (a)	7.4	18.2	(59.3)%	37.2	54.5	(31.7)%

Net income before noncontrolling interest	35.2	31.1	13.2%	81.6	93.3	(12.5)%
Less: Noncrontrolling interest in subsidiaries’ earnings	(0.1)	(0.2)	(50.0)%	(0.5)	(1.9)	(73.7)%

Net income attributable to common stockholders	$35.1	$30.9	13.6%	$81.1	$91.4	(11.3)%

(a)	The first nine months of 2009 includes research and development tax credits of $8.2 million recorded in the third quarter following a formal communication from the Internal Revenue Service of a more favorable tax position than the Company’s original measurement in connection with an ongoing audit of the research and development tax credit for prior years. The first nine months also included the reversal in the third quarter of 2009 of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations and additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes recorded in the first quarter. The first nine months of 2008 includes income tax credits of $1.3 million recorded in the first quarter of 2008 and also reflects the reversal in the third quarter of 2008 of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

*	percentage change not meaningful
Electronics and Communications
Third quarter of 2009 compared with the third quarter of 2008
Our Electronics and Communications segment’s third quarter 2009 sales were $295.2 million, compared with $330.3 million for the third quarter of 2008, a decrease of 10.6%. Third quarter 2009 operating profit was $39.7 million, compared with operating profit of $46.0 million for the third quarter of 2008, a decrease of 13.7%.
The third quarter 2009 sales decrease resulted from lower sales of electronic instrumentation and other commercial electronics. The revenue decrease in electronic instrumentation of $23.4 million primarily reflected reduced sales of geophysical sensors for the energy exploration market, as well as environmental instruments for air and water quality monitoring, partially offset by acquisitions made in 2008. Lower sales of other commercial electronics of $10.2 million primarily reflected reduced sales of electronic manufacturing services and other electronic components. Revenue in the third quarter of 2009 included revenue from acquisitions made in 2008 of $6.4 million. The decrease in segment operating profit primarily reflected the impact of reduced sales, partially offset by a reduction in certain insurance reserves. The incremental operating profit in the third quarter of 2009 from businesses acquired in 2008, including synergies, was $0.1 million. Operating profit also included pension expense of $2.3 million in the third quarter of 2009, compared with $0.8 million for the third quarter of 2008. Pension expense allocated to contracts pursuant to CAS was $0.6 million in the third quarter of 2009, compared with $0.4 million for the third quarter of 2008.
First nine months of 2009 compared with the first nine months of 2008
Our Electronics and Communications segment’s first nine months 2009 sales were $910.3 million, compared with first nine months 2008 sales of $947.9 million, a decrease of 4.0%. First nine months 2009 operating profit was $117.9 million, compared with operating profit of $133.3 million in the first nine months of 2008, a decrease of 11.6%.
The first nine months 2009 sales decline resulted from lower sales of other commercial electronics and electronic instrumentation, partially offset by revenue growth in defense electronics. The revenue growth of $10.6 million in defense electronics was primarily driven by acquisitions made in 2008, partially offset by slightly lower organic sales. The revenue decrease in electronic instrumentation of $16.9 million reflected lower organic sales, partially offset by the impact of acquisitions made in 2008. The lower organic sales of electronic instruments reflected reduced sales geophysical sensors for the energy exploration market and environmental instruments for air and water quality monitoring. Lower sales of other commercial electronics of $31.3 million reflected reduced sales of avionics, medical manufacturing services and other electronic components. Revenue in the first nine months of 2009 included revenue from acquisitions made in 2008 of $35.5 million. The decrease in operating profit primarily reflected reduced sales and sales mix differences and higher pension expense, partially offset by a reduction in certain insurance reserves. Operating profit in the first nine months of 2008 was favorably impacted by a settlement of $2.0 million. The incremental operating profit in the first nine months of 2009 from businesses acquired in 2008, including synergies, was $0.7 million. Operating profit included $1.9 million of stock option compensation expense in the first nine months of 2009, compared with $2.7 million for the first nine months of 2008. Operating profit included pension expense of $7.1 million in the first nine months of 2009, compared with $2.6 million for the first nine months of 2008. Pension expense allocated to contracts pursuant to CAS was $1.8 million in the first nine months of 2009, compared with $1.2 million for the first nine months of 2008.
Engineered Systems
Third quarter of 2009 compared with the third quarter of 2008
Our Engineered Systems segment’s third quarter 2009 sales were $82.0 million, compared with $97.9 million for the third quarter of 2008, a decrease of 16.2%. Operating profit was $6.8 million for the third quarter of 2009, compared with operating profit of $9.9 million in the third quarter of 2008, a decrease of 31.3%.
The third quarter 2009 sales reflected lower revenue in manufacturing, aerospace and defense programs of $14.7 million and lower environmental sales of $1.2 million. The sales decrease primarily reflected lower sales of manufactured products including gas centrifuge service modules, as well as reduced aerospace and defense engineering services. Operating profit in the third quarter of 2009 reflected the impact of lower revenue and higher pension expense. Operating profit included pension expense of $2.8 million in the third quarter of 2009, compared with $1.3 million for the third quarter of 2008. Pension expense allocated to contracts pursuant to CAS was $2.4 million in the third quarter of 2009, compared with $2.0 million for the third quarter of 2008.
Teledyne Brown Engineering, Inc. manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC Inc., used in the American Centrifuge Plant. We currently anticipate reduced sales of gas centrifuge service modules in 2010 due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Plant. In addition, given reduced program funding, as well as changes to contracting policy by the U.S. Government, we expect reduced sales of missile defense engineering services in 2010.
First nine months of 2009 compared with the first nine months of 2008
Our Engineered Systems segment’s first nine months 2009 sales were $260.5 million, compared with first nine months 2008 sales of $277.1 million, a decrease of 6.0%. First nine months 2009 operating profit was $23.6 million, compared with operating profit of $27.4 million for the first nine months of 2008, a decrease of 13.9%.

The first nine months 2009 sales reflected lower revenue in manufacturing, aerospace and defense programs of $14.3 million and lower environmental sales of $2.3 million. The sales decrease primarily reflected the third quarter impact of lower sales of manufactured products including gas centrifuge service modules, as well as reduced aerospace and defense engineering services. Operating profit in the first nine months of 2009 primarily reflected the impact of lower revenue and higher pension expense. Operating profit included pension expense of $8.3 million in the first nine months of 2009, compared with $3.8 million in the first nine months of 2008. Pension expense allocated to contracts pursuant to CAS was $7.3 million in the first nine months of 2009 and $5.7 million for the first nine months of 2008.
Aerospace Engines and Components
Third quarter of 2009 compared with the third quarter of 2008
Our Aerospace Engines and Components segment’s third quarter 2009 sales were $30.5 million, compared with $46.3 million for the third quarter of 2008, a decrease of 34.1%. Operating profit was $1.2 million for the third quarter of 2009, compared with operating profit of $1.5 million in the third quarter of 2008, a decrease of 20.0%.
Sales were lower primarily as a result of reduced sales of OEM piston engines, as well as aftermarket parts and services, due to lower demand in the general aviation market. The decrease in operating profit primarily reflected the impact of significantly reduced sales, partially offset by a reduction in certain insurance reserves. Operating profit for the third quarter of 2008 reflected higher manufacturing costs and higher legal fees.
In October, the Company learned of a product issue with certain aircraft piston engine valve lifters produced after June 2009. The valve lifters were produced by our supplier. This issue has required the grounding of a limited number of aircraft for inspections and related replacement of the valve lifters. We are still evaluating the cost to inspect and replace the valve lifters, however we currently believe the cost impact is not material. We are working with our supplier base for valve lifters and believe this will not impact fourth quarter production of aircraft piston engines but we cannot be certain at this time.
First nine months of 2009 compared with the first nine months of 2008
Our Aerospace Engines and Components segment’s first nine months 2009 sales were $86.2 million, compared with first nine months 2008 sales of $140.7 million, a decrease of 38.7%. The first nine months 2009 operating loss was $2.4 million, compared with operating profit of $11.1 million in the first nine months of 2008.
Sales were lower in all end markets, including OEM piston engines, aftermarket engines and spare parts, due to lower demand in the general aviation market. The decrease in operating profit primarily reflected the impact of significantly reduced sales and a $0.3 million charge related to past due accounts receivable, partially offset by a favorable worker’s compensation settlement of $0.9 million, a reduction in certain insurance reserves and lower LIFO expense of $0.9 million. Operating profit also included pension expense of $0.8 million in the first nine months of 2009, compared with $0.5 million in the first nine months of 2008.
Energy and Power Systems
Third quarter of 2009 compared with the third quarter of 2008
Our Energy and Power Systems segment’s third quarter 2009 sales were $21.7 million, compared with $23.1 million for the third quarter of 2008, a decrease of 6.1%. Operating profit was $2.3 million for the third quarter of 2009, compared with operating profit of $2.2 million in the third quarter of 2008, an increase of 4.5%.
Third quarter 2009 sales primarily reflected lower aerospace battery product sales and lower sales of commercial hydrogen generators, partially offset by increased sales of power systems for government applications. Operating profit for the third quarter of 2009 included LIFO income of $0.2 million compared with $0.3 million of LIFO expense in 2008. Operating profit also included the impact of lower sales, partially offset by higher margins in the turbine engine business.

First nine months of 2009 compared with the first nine months of 2008
Our Energy and Power Systems segment’s first nine months 2009 sales were $53.8 million, compared with $62.5 million for the first nine months of 2008, a decrease of 13.9%. Operating profit was $2.6 million for the first nine months of 2009, compared with $7.2 million for the first nine months of 2008, a decrease of 63.9%.
The first nine months 2009 sales reflected higher government power systems sales more than offset by lower turbine engine, commercial hydrogen generators and battery products sales. Operating profit reflected the impact of lower sales and a $1.4 million product replacement reserve for commercial energy systems, partially offset by lower LIFO expense of $1.0 million. Operating profit in the first nine months of 2008 was favorably impacted by $1.3 million for environmental reserves no longer needed due to a final settlement.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $75.1 million for the first nine months of 2009, compared with net cash provided of $112.9 million for the same period of 2008. The lower cash provided by operating activities in 2009 was primarily due to higher pretax pension contributions of $88.3 million and lower net income, partially offset by lower income tax payments, net of refunds, of $34.6 million and lower aircraft product defense and settlement payments of $6.3 million.
Our net cash used by investing activities was $53.6 million for the first nine months of 2009, compared with cash used by investing activities of $278.5 million for the first nine months of 2008. The 2009 amount included $25.5 million paid for the purchase of all of the remaining shares of ODI, $1.4 million to acquire assets of a marine sensor product line, a scheduled payment of $0.3 million for a prior acquisition and a $0.3 million receipt for a purchase price adjustment for a prior acquisition. The 2008 amount included $250.1 million for the purchase of businesses, net of cash acquired.
On August 16, 2006, Teledyne Technologies through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. Pursuant to agreements made in connection with our acquisition of a majority interest in ODI, Teledyne Instruments made subsequent share purchases at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. In the third quarter of 2009, Teledyne Instruments purchased all the remaining minority shares for $19.6 million and now owns 100% of ODI. Ownership purchases in ODI were as follows, including the initial purchase in 2006 and the final purchase in 2009: 2006 — 60.9% for $35.8 million, 2007 — 0.9% for $0.9 million, 2008 — 24.1% for $38.5 million and 2009 — 14.1% for $25.5 million.
Teledyne Technologies funded the acquisitions and the purchases of ODI shares in 2009 and in 2008 primarily from borrowings under its credit facility and cash on hand.
Capital expenditures for the first nine months of 2009 and 2008 were $26.8 million and $28.4 million, respectively.
Teledyne Technologies’ goodwill was $510.5 million at September 27, 2009 and $502.5 million at December 28, 2008. Teledyne Technologies’ net acquired intangible assets were $107.8 million at September 27, 2009 and $117.0 million at December 28, 2008. The increase in the balance of goodwill in 2009 primarily resulted from foreign currency changes, the acquisition of the assets of a marine sensor product line and an adjustment to reflect the finalization of the Webb and the Filtronic intangible asset valuations. The change in the balance of acquired intangible assets in 2009 resulted from the amortization of acquired intangible assets, partially offset by foreign currency changes, intangible assets acquired in connection with the acquisition of the assets of a marine sensor product line and an adjustment to reflect the finalization of the Webb and Filtronic intangible asset valuations. The Company completed the purchase price valuation for the Webb acquisition, and as a result, goodwill was decreased by $1.1 million and other acquired intangible assets were increased by $1.1 million. The Company also completed the purchase price valuation for the Filtronic acquisition, and as a result, goodwill was increased by $3.3 million and other acquired intangible assets were decreased by $3.3 million. The Company is in the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Cormon, Odom and Demo acquisitions made in 2008. The Company made preliminary estimates as of September 27, 2009, since there was insufficient time between the acquisition dates and the end of the period to finalize the valuations. There were no significant adjustments to the estimated amounts during the first nine months of 2009.
Financing activities used cash of $20.3 million for the first nine months of 2009, compared with cash provided of $167.0 million for the first nine months of 2008. Cash used by financing activities for the first nine months of

2009 included net repayments of debt of $20.3 million. Cash provided by financing activities for the first nine months of 2008 included net borrowings of $145.0 million, primarily to fund acquisitions. Proceeds from the exercise of stock options were $0.5 million and $12.1 million for the first nine months of 2009 and 2008, respectively. The first nine months of 2009 and 2008 included $0.3 million and $9.9 million, respectively, in excess tax benefits related to stock-based compensation. Teledyne Technologies paid $0.8 million to repurchase 36,239 shares of Teledyne common stock under a stock repurchase program announced in February 2009. Under the stock repurchase program, Teledyne can repurchase up to 1,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares repurchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under the Company’s credit facility. The last repurchase was made in March 2009.
Working capital was $257.0 million at September 27, 2009, compared with $281.3 million at December 28, 2008. The lower amount at September 27, 2009 primarily reflects the impact of lower trade receivables, lower inventory levels and lower income taxes receivable due to the receipt of a refund.
Teledyne made pretax contributions of $117.0 million to its pension plan in the first nine months of 2009, compared with $28.7 million in the first nine months of 2008.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be in the range of approximately $35.0 million to $40.0 million in 2009, of which $26.8 million has been spent in the first nine months of 2009.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At September 27, 2009, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $275.0 million at September 27, 2009.
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

Recent Accounting Pronouncements
In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).
In May 2009, we adopted ASC 855, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through which subsequent events have been evaluated and the basis for that date. ASC 855 was effective for interim and annual periods ending after June 15, 2009. The Company has adopted the provisions effective with the second quarter 2009 and has evaluated subsequent events through November 4, 2009, which is the issuance date of these consolidated financial statements.
In April 2009, ASC 820-10-65, (formerly SFAS 157-4, “Determining Fair Value When Market Activity Has Decreased,”), ASC 320-10-65 (formerly FSP 115-2 and FSP 124-2, “Other-Than-Temporary Impairment”) and ASC 825-10-65, (formerly FSP 107-1/APB 28-1, “Interim Fair Value Disclosures for Financial Instruments.”) were issued. These topics impact certain aspects of fair value measurement and related disclosures. The provisions of these topics were effective beginning in the second quarter of 2009. The impact of adopting these topics in the second quarter of 2009 did not have a material effect on our consolidated financial position or results of operations.
Effective December 29, 2008 Teledyne adopted the provisions of ASC 80, (formerly SFAS No. 141R, “Business Combinations”). This revised guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. It applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. The revised guidance also requires adjustments, made after the effective date, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The adoption of the revised guidance, effective December 29, 2008, did not have a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect the revised guidance will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate. In 2009, Teledyne acquired assets of a marine sensor product line for an initial payment of $1.4 million. Due to the size of the purchase, the revised guidance did not have an impact on the consolidated financial statements.
Effective December 29, 2008, the Company adopted the provisions of ASC 810-10-65 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”). The revised guidance new accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parents’ equity. The revised guidance was applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which were applied retrospectively for the prior period presented. In connection with the adoption, and in compliance with ASC 480 (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”), the Company restated the prior year balance sheet to reflect the fair value of the obligation to purchase the remaining shares of ODI of $24.2 million at fiscal year end 2008 as redeemable noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the balance sheet. The Company also restated the year end 2008 balance in retained earnings to reflect a corresponding $24.2 million decrease. Additionally, the Company reclassified noncontrolling interests of $4.1 million, related to ODI, from long-term liabilities at year end 2008 to redeemable noncontrolling interest on the balance sheet. The Company also reclassified noncontrolling interests of $1.1 million, related to Teledyne Energy Systems, Inc., from long-term liabilities at year end 2008 to the noncontrolling interest component of the equity section of the balance sheet. In 2009, Teledyne purchased all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million and now owns 100% of ODI.
In September 2006 and in February 2009, the FASB issued guidelines, under ASC 820, (formerly SFAS No. 157, “Fair Value Measurements” and related FASB Staff Positions) related to fair value measurements that, defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. The guidelines do not increase the use of fair value measurement and only apply when other guidelines require or permit the fair value measurement of assets and liabilities. The implementation of the guidelines for financial assets and financial liabilities, effective December 31, 2007, and the implementation the guidelines for nonfinancial assets and nonfinancial liabilities, effective December 29, 2008, did not have a material impact on our consolidated financial position or results of operations.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, tax credits and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including continuing disruptions in the global economy, insurance and credit markets, changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our suppliers and customers (including commercial aviation customers), availability of credit to our suppliers and customers, and the availability of valve lifters and the cost of the valve lifter issue at Teledyne Continental Motors, Inc. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices could negatively affect our business units that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.
Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. Changes in U.S. Government policy could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the Company participates including anticipated reductions in the Company’s missile defense engineering services and nuclear manufacturing programs.
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
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of September 27, 2009, we had $301.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.0 million, assuming the $301.0 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 27, 2009, are effective.
In connection with our evaluation during the quarterly period ended September 27, 2009, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K, except as disclosed in Item 3 Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure and except as set forth below:
Our businesses and financial results could be adversely affected by any prolonged epidemic or pandemic of the H1N1 virus, commonly known as the “swine flu,” or other contagious infection in the markets in which we do business. We could have worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our business. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities, as was done with our Mexican operations in 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the third quarter of 2009, we made no repurchases of our common stock under the program announced on February 25, 2009, which authorized the repurchase of up to 1,500,000 shares of our common stock. To date, Teledyne Technologies has repurchased 36,239 shares of Teledyne common stock for $0.8 million under the program.

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

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: November 4, 2009	By:	/s/ Dale A. Schnittjer
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