Form 10-K
period 2010-01-03
TELEDYNE TECHNOLOGIES INC
filed 2010-03-02
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,203.9 million, based on the closing price of a share of Common Stock on June 26, 2009 ($33.68), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned as of February 26, 2010 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 26, 2010, there were 36,209,054 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.

For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 16 of this Annual Report on Form 10-K.

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

Total sales in 2009 were $1,765.2 million, compared with $1,893.0 million in 2008 and $1,622.3 million in 2007. Our aggregate segment operating profit and other segment income were $193.3 million in 2009, $218.5 million in 2008 and $194.9 million in 2007. Approximately 56% of our total sales in 2009 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 50% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost plus fee-type contracts. Sales to international customers accounted for approximately 26% of total sales in 2009.

Our businesses are divided into and managed as four business segments; namely, Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. Our four business segments and their respective contributions to our total sales in 2009, 2008 and 2007 are summarized in the following table:

Segment	2009	2008	2007

Electronics and Communications	70%	68%	66%
Engineered Systems	20%	19%	19%
Aerospace Engines and Components	6%	9%	11%
Energy and Power Systems	4%	4%	4%

	100%	100%	100%

We are a Delaware corporation that was spun off as an independent company from Allegheny Teledyne Incorporated (now known as Allegheny Technologies Incorporated) (“ATI”) on November 29, 1999. Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545.

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

Our Recent Acquisitions

During fiscal 2009, given the challenging economic environment, we focused more on integrating the nine acquisitions we completed during 2008 and cost reductions. The few acquisitions that we completed include the following:

•	In the second quarter of 2009, Teledyne RD Instruments, Inc. purchased the assets of a marine sensor product line. This acquisition adds to our product portfolio of conductivity, temperature and depth sensors that measure salinity and sound velocity.

•	In 2009, Teledyne Instruments, Inc. acquired the remaining 14.1 percent of Ocean Design, Inc. that it did not already own. Ocean Design, Inc. was subsequently renamed Teledyne ODI, Inc.

Teledyne spent $32.5 million on all of its 2009 acquisitions and investments.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports at www.sec.gov. In addition, our Corporate Governance Guidelines, our Corporate Objectives and Guidelines for Employee Conduct, our codes of ethics for financial executives, directors and service providers and the charters of the standing committees of our Board of Directors are available on our website. Our website address is www.teledyne.com.

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

Our Business Segments

Our businesses are divided into and managed as four segments: Electronics and Communications; Engineered Systems; Aerospace Engines and Components; and Energy and Power Systems. Financial information about our business segments can be found in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Electronics and Communications

Our Electronics and Communications segment provides a wide range of specialized electronic systems, instrumentation, components and services that address niche market applications in defense, marine, environmental, industrial, commercial aerospace, communications and scientific markets.

Electronic Instruments

During 2001, we formed Teledyne Instruments, a group of business units drawn from our Electronics and Communications segment and our then designated Systems Engineering Solutions segment, to focus on industrial process monitoring applications. Since then and through acquisitions, we have grown this electronic instrumentation group into three focused platforms, Teledyne Marine, Teledyne Environmental and Teledyne Process. More recently, we have formed strategic cross-platform business teams to deliver more integrated and complete solutions to satisfy important customers’ needs under specific Teledyne business brands, which include Teledyne Oil & Gas, Teledyne Marine, Teledyne Nuclear and Teledyne Water Quality.

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

Through various acquisitions over the last several years, we have greatly expanded our underwater acoustic and marine instrumentation capabilities.

•	Teledyne RD Instruments, Inc.’s acoustic Doppler current profilers perform precise measurement of currents at varying depths in oceans and rivers, and its Doppler Velocity Logs are used for navigation by civilian and military surface ships and unmanned underwater vehicles and by U.S. Navy divers.

•	Teledyne Benthos, Inc. manufactures oceanographic products used by the U.S. Navy and in energy exploration, oceanographic research and port and harbor security services. Products include acoustic modems for networked underwater communication, sidescan and sub-bottom profiling sonar systems, underwater acoustic releases and remotely operated underwater vehicles.

•	Teledyne TSS Limited designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. Teledyne TSS’ inertial sensing and navigation systems, which contain mechanical gyros and solid state sensors, provide detailed positioning parameters for marine applications. Teledyne TSS’ electromagnetic detection systems are fitted to remotely operated vehicles and used for detection and maintenance of subsea telecommunications cables, power cables and offshore pipelines.

•	Teledyne Webb Research manufactures autonomous underwater gliding vehicles and profiling floats. Our gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems and mobile nodes for subsea communication networks. We manufactured the Slocum glider, dubbed Scarlet Knight, which completed the first transatlantic crossing of an autonomous underwater vehicle in December 2009.

•	Teledyne Odom Hydrographic, Inc. designs and manufactures hydrographic survey instrumentation used in port surveys, dredging, pre-installation of offshore energy infrastructure and other applications. Teledyne Odom’s single and multibeam echo sounders, coupled with Teledyne RD Instruments’ Doppler Velocity Logs, Teledyne Benthos’ side scan sonar systems and Teledyne TSS’ inertial sensing systems, provide an extensive line of precision products for marine navigation, detection, sonar imaging and bathymetric survey.

•	Teledyne Cormon Limited manufactures subsea and surface pipeline corrosion and erosion monitoring, as well as flow integrity monitoring solutions for the oil and gas industry. These flow assurance sensors and equipment rely on wet-mateable interconnect systems from Teledyne ODI and feed-through systems from Teledyne D.G. O’Brien.

Marine Interconnects.  We also provide a broader range of end-to-end undersea interconnect solutions to the offshore oil and gas, defense, oceanographic and telecom markets.

•	Teledyne ODI, Inc. manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research and military applications.

•	Teledyne D.G. O’Brien manufactures glass-to-metal sealed subsea cable, pressure vessel penetrator and connector systems, primarily for subsea military and subsea oil and gas production.

•	Teledyne Impulse manufactures water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies that complement Teledyne D.G. O’Brien’s and Teledyne ODI’s interconnect systems typically used in underwater equipment and submerged monitoring systems.

•	Through Teledyne Storm Products, Inc., we also provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets.

Environmental Instrumentation.  We offer a wide range of products for environmental monitoring.

•	Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instrumentation for monitoring trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, nitrogen oxide, methane and ozone in order to measure the quality of the air we breathe.

•	Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants from industrial stack emissions.

•	Teledyne Isco, Inc. produces water quality and quantity monitoring products such as wastewater samplers and open channel flow meters. A variety of measurement technologies is offered to address challenging flow measurement applications in pump stations, flumes, weirs, industrial and municipal sewer systems and storm drains.

Laboratory Instrumentation.  We provide laboratory instrumentation that complements our environmental monitoring business.

•	Teledyne Tekmar Company manufactures laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometry. The company also provides laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples.

•	Through Teledyne Leeman Labs, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. The advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples.

•	Teledyne Isco, Inc. manufactures liquid chromatography instruments and accessories for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. It also manufactures high precision, high pressure syringe pumps to measure process extraction rates of fluids ranging from liquefied gases to viscous tars with flow rates spanning sub-micro liter to 400 ml per minute with applied pressures up to 20,000 psi.

Industrial Process Instrumentation.  A group of Teledyne businesses serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices, package integrity inspection systems and torque measurement sensors.

•	Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers. We now manufacture a wide range of process gas and liquid analysis products for measurement of oxygen, combustibles, oil-in-water, moisture, sulfides, pH and many other parameters. We also manufacture custom analyzers systems that provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.

•	Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.

•	Under the Taptone® brand, Teledyne Benthos, Inc. provides quality control and package integrity systems to the food and beverage, personal care and pharmaceutical industries that inspect plastic, glass and metal containers, labeling and content for various types of defects and non-conformities.

•	Through Teledyne Test Services, we manufacture torque sensors and automatic data acquisition systems that are used to instrument critical control valves subject to regulatory oversight, such as the requirement to test periodically the torque, thrust and force of motor-operated valves used in nuclear power plants.

Defense Electronics, Products and Services

Microwave Components and Subsystems.  Historically, through Teledyne MEC, we have designed and manufactured helix traveling wave tubes that are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. Through Teledyne Microwave, we design, develop and manufactures RF and microwave components and subassemblies used in aerospace and defense applications, including electronic warfare and radar and networked communications.

Over the last several years, we have expanded our microwave components and subsystems businesses with the goal of providing more highly integrated microwave subsystems to our defense customers.

•	Teledyne Cougar, Inc. produces cascadable amplifiers, voltage-controlled oscillators and microwave mixers, as well as performance Instantaneous Frequency Measurement (IFM)-based systems and subsystems, including integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.

•	Teledyne KW Microwave adds RF filters, multiplexers and diplexers to our product mix.

•	Teledyne Defence Limited provides customized microwave subassemblies and integrated subsystems, including complex microwave receiver front-end subsystems, to the global defense industry.

High Reliability Connectors and Cable Assemblies.  We have also expanded our connectors and cable assemblies businesses.

•	Through Teledyne Reynolds, Inc., we supply specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications.

•	Through Teledyne Storm Microwave, we provide coax microwave cable and interconnects primarily to defense customers for radar, electronic warfare and communications applications.

•	We also produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors.

Imaging Sensors.  We design and produce advanced focal plane arrays, sensors, and subsystems covering a broad spectrum of light from below 0.3 micron ultra-violet to 18 micron long-wave infrared.

•	Through Teledyne Imaging Sensors, we provide large format focal plane array sensors for both military and space science markets. We have been developing manufacturing processes to support production of third generation dual band infrared imagers designed to allow members of the armed forces to identify threats on the battlefield before the enemy can detect their presence. We have developed substrate-removed Mercury Cadmium Telluride focal plane arrays that can detect about 80% of the incident light in visible and infrared bands. These substrate removed sensors are being used on the Moon Mineralogy Mapper being developed for the James Webb Space Telescope and are expected to be used in future NASA missions.

•	Teledyne Imaging Sensors also designs and manufactures advanced military laser protection eyewear.

•	Through Teledyne Judson Technologies, we provide a wider range of visible and infrared detectors, focal plane arrays and cameras. We have developed low noise Indium Gallium Arsenide focal plane arrays for short wavelength infrared night vision applications and integrated detector dewar cooler assemblies for tactical and space applications.

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

Research and Development Services.  Through Teledyne Scientific Company, we provide research and engineering services primarily in the areas of electronics, materials, optics, and information sciences. Our scientific team delivers research and development services and specialty products to military, aerospace and industrial customers. We also license various technologies to third parties. The electronics division has developed high speed electronics, Micro Electro Mechanical Systems (MEMS) sensors and actuators, as well as compound semiconductors. The materials, optics and information sciences division has been involved with ceramic composites for next-generation rocket nozzles, energy harvesting technologies, electronic device packaging, biomaterials and liquid crystal-based optical devices, as well as imaging and sensor processing. We strive to maintain close relationships and collaborations with the Defense Advanced Research Products Agency, commonly called DARPA, and researchers at universities and national laboratories to stay at the forefront of cutting-edge technologies. Teledyne Scientific Company strives to provide value to business units throughout Teledyne via niche product development, critical problem resolution and joint program capture. For example, Teledyne Reynolds is using an optical angle-of-arrival sensor invented at Teledyne Scientific Company in a “U-Track” pilot helmet tracker joint development effort. The Teledyne Oil & Gas group is working with Teledyne Scientific Company in an effort to improve the reliability of materials exposed to harsh deep sea conditions.

Other Commercial Electronics

Aircraft Information Management.  Our aircraft information management solutions are designed to increase the reliability and efficiency of airline transportation.

•	Through Teledyne Controls, we are a leading supplier of digital flight data acquisition and flight safety systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We also provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center.

•	Our Aviation Information Solutions business designs and manufactures aerospace Electronic Flight Bag equipment, networking products, and flight deck and cabin displays.

•	Our Data Loading Solutions business designs and manufactures aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.

Microwave Components and Microelectronic Modules.  Through Teledyne MEC, we make traveling wave tubes, commonly called TWTs, for commercial applications such as electromagnetic compatibility test equipment and satellite communication terminals. More recently, we have designed and delivered high power solid state TWT replacement amplifiers and complete amplifiers that incorporate a TWT and a power supply.

In addition to military microelectronic modules, Teledyne Microelectronic Technologies develops and manufactures custom microelectronic modules that provide both high reliability and extremely dense packaging for implantable medical devices, such as pacemakers and defibrillators, and commercial communication products.

Relays, Switches and Connectors.  In addition to military and aerospace markets, Teledyne Relays supplies electromechanical relays, solid-state power relays and coaxial switching devices to industrial, medical and commercial aviation markets. Applications include microwave and wireless communication infrastructure,

RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment. On commercial aircraft, our electromechanical relays are used in a range of applications from jet engine fuel control to managing control surfaces to internal avionics. Our solid state relays are used in aircraft entertainment systems and on board communications systems.

Engineered Systems

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering and integration, advanced technology application, software development, and manufacturing solutions to space, military, environmental, energy, air, chemical, biological and nuclear systems and missile defense requirements.

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

During 2009, we continued our long-standing support of several air and missile defense programs, including the Ground-based Midcourse Defense (“GMD”), Missile Defense Systems Exerciser, the Extended Air Defense Simulation (“EADSIM”) and, as part of the MDA, the Targets and Countermeasures and Single Stimulation Framework programs. The associated support tasks involve analyses and test and evaluation of ballistic missile defense system performance on a large number of major programs, including the Ground-based Midcourse Defense, Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”) systems. GMD revenues are expected to decline in 2010 as U.S. Government priorities change.

In addition to our missile defense activities, we are supporting many other Defense Department programs. Supported programs include the Navy’s Tactical Medical Logistics (“TML”) program, the Mission Package Development Lab for the Littoral Combat Ship, deployment of Littoral Battlespace Sensing Gliders and Patriot Missile validation and verification for the Lower Tier Project Office. Tasking spans complex hardware integration and software development and testing, from design through systems fielding and operation.

Aerospace Systems

We are active in U.S. space programs and continue to be a significant contributor to NASA programs.

We have held various roles in the Space Shuttle program and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. Our cadre provides 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center. TBE has supported well over 75,000 hours of science operations for NASA and its customers, and is skilled at fabricating space-qualified hardware and designing and integrating experiment payloads. We also work on the ISS Cargo Mission Contract at the Johnson Space Center as a subcontractor to Lockheed Martin. Since January 2004, we have provided services related to the planning, preparation and execution of cargo missions to the ISS.

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

Manufactured Products

We manufacture products that are primarily highly engineered and high quality machined and metal fabricated components and assemblies for external customers across the spectrum of our core business base, including for NASA, Department of Defense branches and the Department of Energy programs, as well as commercial customers. Additionally, our Manufactured Products group provides manufacturing services for all products delivered by our Defense Systems, CBRN Systems and Aerospace Systems business units.

Expanding on our core nuclear quality-related manufacturing, in February 2008, Fluor Enterprises, Inc., acting as an agent for USEC, awarded us a contract to manufacture and deliver an initial complement of gas centrifuge service modules to support fuel production for commercial nuclear power plants. We currently anticipate reduced sales of gas centrifuge service modules in 2010 under this contract due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Project. Failure to secure such guarantees would seriously jeopardize USEC’s ability to finance, and therefore complete, the project.

Teledyne Solutions, Inc.

Through Teledyne Solutions, Inc., we are a primary missile defense systems engineering and technical assistance contractor. Teledyne Solutions is a principal prime contractor for the Systems Engineering and Technical Assistance Contract in support of the Missile Defense Agency. We also provide engineering and services support to other major Department of Defense customers including the U.S. Army Space and Missile Defense Command, the Program Executive Office for Missiles and Space, the Defense Threat Reduction Agency, and the U.S. Army Aviation and Missile Command.

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

Aerospace Engines and Components

Our Aerospace Engines and Components segment focuses on the design, development and manufacture of piston engines, aftermarket support and electronic engine controls for the general aviation market.

Piston Engines

Principally through Teledyne Continental Motors, Inc., we design, develop and manufacture piston engines, ignition systems, and aftermarket engines and spare parts for general aviation airframe manufacturers and the aftermarket. We are one of two primary worldwide original equipment producers of piston aircraft engines for the general aviation marketplace. We are also beginning to be involved in the early work for high altitude, high endurance unmanned aerial vehicle power systems.

We offer a complete line of piston engines that power some of the most advanced and successful piston engine powered aircraft in the world. Our current certified OEM product lines include engines for the Cirrus SR-20 and SR-22, the Diamond DA20, Cessna 350 Corvalis and 400 Corvalis series (formerly built by Columbia Aircraft Company), the Liberty XL2, the Beechcraft Bonanza and Baron aircraft, Mooney Ovation and Acclaim lines, and the Piper Seneca V twin-engine aircraft. Our O-200 Light Weight air-cooled engine powers Cessna Aircraft Company’s Light Sport Aircraft known as the SkyCatcher, which entered production and had its first customer delivery in 2009.

In late 2009, Teledyne Continental Motors took the first steps to continue its technological leadership with the introduction of its TD300 Turbo Diesel engine for piston powered aircraft. Although readily available in the United States, aviation gasoline is not easily obtainable in many parts of the world. The introduction of a line of heavy fuel based engines will potentially improve the international desire for and competitiveness of American produced aircraft. In addition, the use of heavy fuels improves the fuel economy and potentially the emission characteristics of piston engines when compared to current gasoline fueled engine technology.

Aftermarket Support/Factory Services

In addition to the sales of OEM engines, we actively support the maintenance and replacement aircraft engine market. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. Through our dedicated Factory Services Group with locations in Mattituck, New York and Fairhope, Alabama, we provide repairs and overhauls of piston engines and engine installations to the general aviation marketplace for both Teledyne Continental Motors and Textron Lycoming aircraft engines.

Energy and Power Systems

Our Energy and Power Systems segment designs and manufactures hydrogen gas generators, thermoelectric, electrochemical and fuel cell-based power sources, batteries and small turbine engines.

Teledyne Energy Systems, Inc.

Through Teledyne Energy Systems, Inc., a majority owned subsidiary of Teledyne, we manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. This business unit also provides energy technology solutions for use in U.S. Government programs.

Our Teledyne Titantm gas generators are used worldwide in electrical power generation plants, semiconductor manufacturing, optical fiber production, chemical processing, specialty metals, float glass and other industrial processes. Our sales of hydrogen generators have been primarily in developing countries and domestic applications where delivered merchant gas is not practical.

For over 50 years, we have supplied high reliability direct energy conversion devices based on thermoelectric technology. We provided the thermoelectric power systems for the Pioneer 10 and 11 deep-space missions to Jupiter and Saturn and for the Viking 1 and Viking 2 Mars Landers. In 2006, in partnership with Pratt Whitney/

Rocketdyne and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy, we completed all of the testing of the Multi-Mission Radioisotope Thermoelectric Generator (MMRTG), which will provide long-term power for the outer planetary explorations of the future. The first mission to use this system will be the Mars Science Laboratory currently scheduled to launch in the fall of 2011.

Another important space power activity is work performed with NASA on PEM fuel cell stacks and systems being developed to support both manned and unmanned robotic missions in space. Compared to conventional space power technology, PEM fuel cells enable more efficient use of resources and can be integrated into regenerative aerospace energy platforms.

Aviation Batteries

Our Gill® line of lead acid batteries is widely recognized as the premier power source for general aviation. We have developed premium Valve Regulated Lead Tin (LT 7000 Series) aviation batteries for business and light jet applications. Our LT7000 Series battery is now certified as Original Equipment on the Embraer Phenom 100 Jet, the Embraer Phenom 300 Jet, the Gulfstream G250 and the Bell 429 Helicopter. Teledyne Battery Products continues to explore military battery opportunities.

Turbine Engines

Teledyne Turbine Engines designs, develops and manufactures small turbine engines primarily used in tactical missiles for military markets.

Our J402 engine powers the Harpoon missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile-Expanded Response. Lockheed Martin Corporation selected a derivative of the J402 engine to power the Joint Air-to-Surface Standoff Missile (“JASSM”). We are the sole source provider of engines for the baseline JASSM system. Delays in production funding on the JASSM are expected to result in lower sales in 2010.

Our J700 engine provides the turbine power for the Improved Tactical Air Launched Decoy (“ITALD”) built for the U.S. Navy. The ITALD system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources. A variant of the ITALD is being considered for use as a low cost target by several potential international customers.

In 2009, we continued to work on advanced technology for small turbine engines and components under contract to the U.S. Air Force Research Laboratory sponsored Versatile Advanced Affordable Turbine Engine (VAATE) program. Advanced technology engine and component demonstrators continue to be developed for the next generation cruise missile and UAVs.

Customers

We have hundreds of customers in the electronics, communications, aerospace and defense industries. No commercial customer accounted for more than 10% of our total sales during 2009, 2008 or 2007.

Approximately 44%, 40%, and 41% of our total sales for 2009, 2008 and 2007, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 34%, 29% and 30% of our total sales for 2009, 2008 and 2007, respectively. In 2009, 2008 and 2007, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 3.8%, 3.5% and 4.3% of total sales, respectively. Set forth below are sales by our segments to agencies and prime contractors to the U.S. Government for the periods presented:

U.S. Government Sales

	2009	2008	2007
	(In millions)

Electronics and Communications	$420.0	$386.0	$334.4
Engineered Systems	307.5	322.4	298.0
Energy and Power Systems	50.3	46.1	32.1

Total U.S. Government sales	$777.8	$754.5	$664.5

As described on pages 18 through 21, there are risks associated with doing business with the U.S. Government. In 2009, approximately 50% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 48% in 2008 and 42% in 2007. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had seven U.S. Government contracts terminated for convenience in 2009, compared to five in 2008 and four in 2007.

Our total backlog of confirmed orders was approximately $831.0 million at January 3, 2010, $842.8 million at December 28, 2008 and $707.2 million at December 30, 2007. We expect to fulfill 98% of such backlog of confirmed orders during 2010.

Sales to international customers accounted for approximately 26% of total sales in 2009, compared with 24% in 2008 and 22% in 2007. In 2009, we sold products to customers in over 100 foreign countries. Approximately 90 percent of our sales to foreign customers were made to customers in 28 foreign countries. The 2009 top five countries for international sales, which included the United Kingdom, Norway, Germany, Japan and Canada, constituted approximately 12.9% of our total sales.

Sales and Marketing

Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

Our business segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. As part of on-going acquisition integration efforts, some of our Teledyne Instruments companies and other business units have been working to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have begun marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Oil & Gas, Teledyne Marine, Teledyne Nuclear and Teledyne Water Quality.

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

Research and Development

Our research and development efforts primarily involve engineering and design related to improving product lines and developing new products and technologies in the same or similar fields. We spent a total of $376.9 million in 2009, $395.8 million in 2008 and $355.1 million in 2007 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 84% of total research and development costs for 2009, compared to 83% in each of 2008 and 2007.

In 2009, approximately 83% of the $60.8 million in Company-funded research and development and bid and proposal costs were incurred in our Electronics and Communications businesses. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $65.5 million in 2010.

Intellectual Property

While we own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights, which, in the aggregate, are of material importance to our business, we believe that our business as a whole is not materially dependent upon any one intellectual property or related group of such properties. We own several hundred active patents and are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us.

Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the expiration or termination of these patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition.

Employees

Our total current workforce consists of approximately 8,100 employees. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 270 active employees at our Teledyne Continental Motors piston engine manufacturing facility in Mobile, Alabama under a collective bargaining agreement that expired by its terms on February 20, 2010, but continues under a temporary renewal as negotiations continue. This union also represents approximately 10 active employees at the Teledyne Turbine Engines facility in Toledo, Ohio under a collective bargaining agreement that expired on November 10, 2009. While employees continue to work and labor negotiations are occurring under both agreements, there is no assurance that a strike or work stoppage may not occur. Overall, we consider our relations with our employees to be good.

Executive Management

Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	68	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne, Bank of New York Mellon Corporation and PPG Industries, Inc.
John T. Kuelbs* Executive Vice President, General Counsel and Secretary	67	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne since September 1, 2005. Prior to that, he was Senior Vice President, General Counsel and Secretary of Teledyne.
Dale A. Schnittjer* Senior Vice President and Chief Financial Officer	65	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company since September 1, 2005. From January 27, 2004 to September 1, 2005, he was Vice President and Chief Financial Officer of Teledyne.
Susan L. Main* Vice President and Controller	51	Ms. Main has been Vice President and Controller of the Company since March 2004.
Segment Management:
Aldo Pichelli* President and Chief Operating Officer, Electronics and Communications Segment	57	Mr. Pichelli has been President and Chief Operating Officer of Teledyne’s Electronics and Communications segment since September 1, 2007. From July 22, 2003 to that date, he was Senior Vice President and Chief Operating Officer of that segment.
Rex D. Geveden* President, Engineered Systems and Energy and Power Systems Segments	48	Mr. Geveden has been the President of Teledyne Brown Engineering, Inc. and the Engineered Systems segment since August 1, 2007. Since January 1, 2008, he has also been the President of the Energy and Power Systems segment. Prior to that, Mr. Geveden served as the Associate Administrator of the National Aeronautics and Space Administration (NASA) where he functioned as the agency’s chief operating officer. Prior to that, he served as NASA’s Chief Engineer and Deputy Director of NASA’s Marshall Space Flight Center in Huntsville, Alabama.
Rhett C. Ross President, Aerospace Engines and Components Segment	45	Mr. Ross has been the President of Teledyne Continental Motors, Inc. since November 5, 2007. Mr. Ross is also referred to as the President of the Aerospace Engines and Components segment. Prior to that he was the President of Teledyne Energy Systems, Inc. since its formation in June 2001.
Other Officers:
Stephen F. Blackwood Vice President and Treasurer	47	Mr. Blackwood has been Vice President and Treasurer of Teledyne since April 23, 2008. From March 2007 to April 2008, he was Treasurer and Senior Director of Investor Relations of MannKind Corporation, a biotechnology company. From September 2005 until the sale of the company in December 2006, he was Vice President and Treasurer of Pacific Energy Partners, L.P., a MLP holding company. Prior to that, he was Director of Global Treasury at Amgen, Inc., a biotechnology company.
Ivars R. Blukis Chief Business Risk Assurance Officer	67	Mr. Blukis has been the Chief Business Risk Assurance Officer since January 22, 2002 and is responsible for the internal audit function.

Name and Title	Age	Principal Occupations Last 5 Years

Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	50	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Robyn E. McGowan Vice President, Administration, Human Resources and Assistant Secretary	45	Ms. McGowan has been Vice President — Administration, Human Resources and Assistant Secretary of the Company for more than five years.
Robert L. Schaefer Associate General Counsel and Assistant Secretary, General Counsel of the Electronics and Communications Segment	64	Mr. Schaefer has been an Associate General Counsel and an Assistant Secretary of Teledyne and the General Counsel of Teledyne’s Electronics and Communications segment for more than five years.
Robert W. Steenberge Vice President and Chief Technology Officer	62	Mr. Steenberge became a Vice President of the Company on February 21, 2006, and has been Teledyne’s Chief Technology Officer for more than five years.
Jason VanWees Vice President, Corporate Development and Investor Relations	38	Mr. VanWees has been Vice President, Corporate Development and Investor Relations since February 21, 2006. Prior to that, he was Director of Corporate Development and Investor Relations of Teledyne for more than five years.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Mehrabian and Teledyne have entered into a Fourth Amended and Restated Employment Agreement dated as of January 21, 2009. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer through at least December 31, 2011, because 12 months notice of nonrenewal had not been given prior to the expiration of the term ended December 31, 2009. The agreement automatically renews for a successive one year unless either party gives the other written notice of its election not to renew at least 12 months before the expiration of the current term or any successive renewal terms. If notice is given, Dr. Mehrabian would then retire on December 31st of the year following the 12th month after receipt of the notice. Under the agreement, Dr. Mehrabian’s annual base salary is $840,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement.

Sixteen current members of management have entered into Change in Control Severance Agreements with Teledyne. The agreements have a three-year, automatically renewing term. Under the agreements, the executive is entitled to severance benefits if (1) there is a change in control of Teledyne and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than for cause or the executive terminates employment for good reason. “Severance benefits” consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian, Messrs. Kuelbs and Schnittjer) or two times (in the case of Mr. Pichelli, Mr. Geveden and 11 other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the AIP bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher.

•	A cash payment for the current AIP bonus cycle based on the fraction of the year worked times the AIP target objectives at 120% (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid Performance Share Program awards, assuming applicable goals are met at 120% of performance.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at Teledyne’s expense for a period of up to 36 months (24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Immediate vesting of all stock options, with options being exercisable for the full remaining term.

•	Removal of restrictions on restricted stock issued by the Company under our Restricted Stock Award Programs.

•	Full vesting under the Company’s pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	A “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code.

The agreements were amended as of December 31, 2008 to defer certain payments for six months following a separation of service to assure compliance with Section 409A of the Internal Revenue Code.

Effective April 22, 2009, the Company entered into individual Indemnification Agreements with directors and certain officers and executives of Teledyne, including those members of Executive Management listed above. A total of 25 persons have such agreements. Simply, the Indemnification Agreements provide the directors and executives who are parties to the agreements with a stand-alone contractual right to indemnification and expense advancement to the greatest extent allowable under Delaware law. Some further details include:

•	In a third-party proceeding, an indemnitee is entitled to indemnification if the indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company and, if in a criminal action or proceeding, if the indemnitee had no reason to believe that his or her conduct was unlawful. In a third party proceeding, the indemnification obligation covers reasonable expenses, judgment fines, and amounts paid in settlement actually and reasonably incurred by the indemnity.

•	In proceedings by or in the name of the Company (e.g., derivative suits), an indemnitee is entitled to indemnification if the indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. In derivative suits, the indemnification obligation covers reasonable expenses, but in proceedings where the Company is alleging harm caused by the indemnitee, the indemnitee would generally not be entitled to be indemnified for judgments, fines and amounts paid in settlement (otherwise the Company would effectively not recover any damages), unless perhaps a Delaware or other court determines otherwise despite the finding of liability.

•	An indemnitee is presumed to be entitled to indemnification, with the Company bearing the burden of proof to demonstrate otherwise.

•	The determination of an indemnitee’s entitlement to indemnification is to be made, at the Company’s expense, as follows:

•	By (i) a majority vote of disinterested directors (or a committee thereof); (ii) if no disinterested directors are available or if they so direct, by independent legal counsel selected by the Board; or (iii) by a stockholder vote; or

•	Following a change of control or if the indemnitee requests, by independent legal counsel selected by the indemniteee (or, if the indemnitee chooses, the independent legal counsel can be selected by the Board).

•	The Company has an obligation to advance, on an unsecured and interest free basis, reasonable expenses incurred by the indemnitee within 30 days of the indemnitee’s request. The indemnitee does not need to meet any standard of conduct to be entitled to advancement of expenses and there is no determination requirement to be made by the Board in connection with the advancements of expenses.

•	By signing the agreement, the indemnitee undertakes to repay any amounts advanced if it is ultimately determined that the indemnitee is not entitled to indemnification.

Our indemnification obligations do not cover the following situations:

•	Where the indemnification payments have been made under Director’s and Officer’s insurance or other indemnification provisions;

•	Where the claim is based on disgorgement of short-swing profits under Section 16(b) of the Exchange Act;

•	Where the claim is based on reimbursement by the indemnitee to the Company of a bonus or other incentive-based or equity-base compensation if required under the Exchange Act (e.g., in connection with a restatement as a result of the company’s noncompliance with the financial reporting requirements required by Section 304 of the Sarbanes-Oxley Act); or

•	Where the proceeding is initiated by the indemnitee (other than proceedings that are consented to by the Board or that the indemnitee initiates against the Company to enforce the Agreement).

Under the Indemnification Agreements, in the event of a change in control or we reduce or do not renew our Director’s and Officer’s insurance coverage, we are required to purchase (or cause the acquirer or successor to the Company to purchase or maintain) a six-year tail policy, subject to a 200% premium cap. The agreements continue until the later of (i) 10 years after the indemnitee ceases to serve as a director or officer, and (ii) one year following the final termination of any proceeding subject to the agreement.

Item 1	A. Risk Factors.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2009 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Continuing disruptions in the global economy, the financial markets, the currency markets and the energy markets, as well as government responses to these disruptions, may adversely impact our business and results of operations.

Continuing distress in the financial markets has had an adverse impact on the availability of credit and liquidity resources. We do not believe, however, that any lender commitments under our current $590 million credit facility, which expires in July 2011, have been adversely affected. Continued market deterioration nonetheless could jeopardize certain counterparty obligations, including those of the insurers and financial institutions with which we do business. Some of our customers may face issues gaining access to sufficient credit, which could result in an impairment of their ability to make timely payments to us or a determination to cancel, delay or otherwise not purchase our products. Due to reduced credit availability, many of our marine survey customers are continuing to delay the building of new exploration vessels and to reduce maintenance expenditures on their existing fleets. Such delays continue to adversely affect sales of our geophysical streamer cables and hydrophones. Lack of availability of consumer credit and the general economic downturn have adversely impacted the market for general aviation aircraft, which generally means lower sales of piston engines and related components by us. Some of our suppliers may also continue to face issues gaining access to sufficient credit to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Additionally, there have been fluctuations in currency markets. To the extent the U.S. dollar becomes stronger relative to many other major currencies, our products priced in U.S. dollars may be more expensive relative to products of our foreign competitors, which could result in lower sales. Further, the non-dollar denominated earnings of our foreign operations may be lower when reported by us in U.S. dollars. A slowdown in economic activity caused by a continuing recession would likely reduce worldwide demand for energy and result in lower oil and natural gas prices, which could result in lower sales at our business units that supply the oil and gas industry. Conversely disruptions that increase the price of oil and gas could negatively affect market demand for products that we sell to general and commercial aircraft markets. Government responses to these market disruptions have signaled reductions in, and could further reduce, spending for defense programs and other government programs in which we participate.

We sell products and services to customers in industries that are cyclical and sensitive to changes in general economic activity.

We develop and manufacture products for customers in the energy exploration and production markets, each of which has been cyclical and suffered from fluctuating market demands. Strong demand and increased prices for oil and natural gas historically has contributed to substantial revenue growth at Teledyne Geophysical Instruments, Teledyne ODI and our other marine businesses. A cyclical downturn in these markets may materially affect future operating results, particularly given our broader range of marine instrumentation businesses acquired since 2003.

Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. As a result of economic conditions and significant tightening of the credit markets, it may continue to be difficult for the commercial airlines and aircraft leasing companies to obtain credit to buy new airplanes. Delays or changes in aircraft and component orders could impact the future demand for our Teledyne Controls and other products and have a material adverse effect on our business, results of operations and financial condition.

Many of the OEM customers of our Aerospace Engines and Components segment are privately-held and may not be well-capitalized. Over the last several years a few airline manufacturer customers of Teledyne Continental Motors have filed for bankruptcy protection. For example, in 2007, one such bankruptcy resulted in a $1.7 million write-off of our related accounts receivable. Besides write-offs, we may have to pay back amounts received shortly before a customer’s filing of bankruptcy due to purported preferential timing of payments received. Fortunately, such deemed preferential payments have been relatively small. While Teledyne Continental Motors tries to monitor its customers’ payment streams and financial wherewithal and avail itself of available pre-bankruptcy protections, among other things, such actions may only mitigate losses, not prevent them. Any future credit problems with our customers could result in similar or larger write-offs or reimbursements, and have a material adverse effect on the business, results of operations and financial condition of our Aerospace Engines and Components segment.

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

In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and in more mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our profits, or our production levels, or both. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted by reductions in global capital expenditures and manufacturing capacity.

Our dependence on revenue from government contracts subjects us to many risks:

Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 44% of our total revenue in 2009, as compared with 40% in 2008 and 41% in 2007. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of Congressional appropriations. Congress typically appropriates funds for a given program on a fiscal-year basis even though contract performance may take more than one year. As a result, at the beginning of a major program, a contract is typically only partially funded, and additional funding is normally committed to the contract by the procuring agency only as Congress makes appropriations available for future fiscal years. The timing of program cycles can also affect our results of operations for a particular quarter or year. It is not uncommon for the Department of Defense to delay the timing of awards for major programs for six to twelve months, or more, beyond the original projected timeframe.

While U.S. defense spending increased as a result of the September 11th terrorist attacks and the war in Iraq, it is currently expected to moderate and then decline over the next few years. The continued war on terrorism and the Iraq and Afghanistan wars could result in a diversion of funds from programs in which Teledyne participates. In addition, continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding.

Changes in policy and budget priorities by the President, his Administration and our Congress for various Defense and NASA programs could continue to impact our Engineered Systems and Energy and Power Systems segments. For example, changes in national space policy that affect NASA’s budget are likely. There have already been significant reductions in missile defense budgets and we anticipate continuing scrutiny of those budgets to impact our revenues. Our Energy and Power Systems segment may be further impacted by delays in production funding on the Joint Air to Surface Standoff Missile (“JASSM”) program. In addition, reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As the new director of the Defense Advanced Research Projects Agency, referred to as DARPA, reviews its programs aimed to enhance technologically U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur.

Our Electronics and Communications segment provides a variety of products for several military platforms, including the F-35 Joint Strike Fighter. Development and production of this aircraft is very expensive and there is no guarantee that the Department of Defense, as it balances budget priorities, will continue to provide funding to manufacture and support the F-35 aircraft or other platforms for which we provide products. In January 2010, delays in the F-35 program were signaled. In 2009, Congress had made the decision to curtail F-22A aircraft funding. Reallocation of funding priorities within the Department of Defense could also affect repair and spares sales for older military platforms, including, by way of example, sales of our traveling wave tubes for F-15, F-16, F-18, EA-6B, B-52, B-1, C-130 and U-2 aircraft.

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

The U.S. Government has also placed emphasis on Organizational Conflict of Interest or OCI. As a result, requests for proposals in the areas of engineering support, testing and operational analysis are restricting bidders from related development and integration work. This may require some business units or subsidiaries of Teledyne to abstain or withdraw from contract competition if other Teledyne businesses may be affected by an OCI. In particular, the MDA is reconsidering its policy on OCI. It is reviewing all OCI mitigation plans and may require more rigid mitigatory conditions going forward, potentially limiting our participation in certain major MDA programs, such as Ground-Based Midcourse Defense.

The U.S. Government has been placing emphasis on small business quotas and increasing small business contract set asides and minimum work percentages. In some cases, prime contractors are required to reduce large subcontractor participation in order to fill small business quotas and be responsive to proposals and bids. Additionally, the General Accounting Office or GAO has issued rulings which favor the interests of small businesses under multiple award Indefinite Delivery/Indefinite Quantity or IDIQ contracts. Several of the contracts under which we perform engineering support services for MDA are of this type and, as a result, our engineering services business could be significantly impacted.

Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering, Inc.’s Ground-based Midcourse Defense (“GMD”) program has been negatively impacted by both the nominal end date of development activity and the change in focus of the current Administration relative to missile defense. Teledyne Brown Engineering’s revenues for the GMD program declined from approximately $45 million in 2007 to $43 million in 2008 to $31 million in 2009. In 2010 and 2011, revenues from the GMD program are expected to decrease below $20 million per year as the U.S Government’s priorities for missile defense move toward regional defense architectures to defeat short- and mid-range threats. Although Teledyne Brown Engineering remains a major subcontractor on the GMD program, future growth opportunities revolve around MDA’s conduct of ground and flight test activities in 2011 and beyond, and there is uncertainty regarding these activities.

We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. Our current NASA activities focus on the International Space Station and the James Webb Space Telescope. As NASA approaches completion of the International Space Station and retirement of the Space Shuttle, our Engineered Systems segment has moved away from its historical role in scientific payload development and integration and toward supporting NASA with concept development, engineering services, and prototype development for the new Ares crew launch vehicles for space exploration. The President, his Administration and Congress have been leaning towards shifting funding away from exploration toward other priorities such as earth science and aeronautics. Such policy and priority changes would likely negatively impact our business.

We may not be successful in bidding for future contracts, which would reduce our revenues or slow our growth.

We obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids awarded. In addition, we may spend substantial amounts of time, money and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us. In 2009, we incurred $13.9 million on bid and proposals costs, compared with $13.8 million in 2008 and $12.2 million in 2007.

Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Even when not expressly included in a U.S. Government contract, courts have validated termination for convenience as a matter of public procurement policy. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. During 2009, Teledyne had seven U.S. Government contracts terminated for convenience, all of which were in our Electronics & Communications segment. We did not have any of our U.S. Government contracts terminated for default during 2009.

We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.

There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (50% of our total U.S. Government contracts in 2009, 48% in 2008 and 42% in 2007). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true when the contract is awarded and the price finalized in advance of final completion of design. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce profitability or cause a loss. We have also experienced some volatility in the pricing of certain raw materials and components underlying our fixed-price contracts. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.

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

We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business unit or division involved be charged with wrongdoing, or should the U.S. Government determine that the business unit or division is not a “presently responsible contractor,” that business unit or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements.

United States and global responses to terrorism, the Iraq and Afghanistan wars, Mexican border town violence, nuclear proliferation concerns and potential epidemics increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

United States’ and global responses to terrorism, the Iraq and Afghanistan wars, Mexican border town violence and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq and Afghanistan situations and perceived nuclear threats and responses may adversely affect us. The reaction to Iran’s continuing desire to explore nuclear capabilities could adversely affect oil prices and some of our businesses.

While some of our businesses that provide products or services to the U.S. Government experienced greater demand as a result of increased U.S. Government defense spending, various responses could realign government programs and affect the composition, funding or timing of our government programs. The President, his Administration and Congress could also further alter government programs. Government spending could shift to the Department of Defense or Homeland Security programs in which we may not participate or may not have current capabilities. These decisions could curtail less pressing non-defense programs in which we do participate, including Department of Energy or NASA programs. Government spending could also shift towards non-defense programs in which we do not currently participate.

Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the H1N1 virus, SARS and bird flu scares. Additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Electronics and Communications segment. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities, as was done with our Mexico operations in 2009.

Deterioration of financial performance of airlines could result in a reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Electronics and Communications segment.

The U.S. Government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations (including user fees), could lead to an overall decline in air travel and have an adverse affect on our Aerospace Engines and Components and Energy and Power Systems segments. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components of our Aerospace Engines and Components segment and associated products of Teledyne Battery Products. Potential reductions in the need for general aviation aircraft maintenance as a result of declines in air travel could also adversely affect our Aerospace Engines and Components segment.

Higher oil prices could reduce general aviation air travel, negatively affecting our Aerospace Engines and Components segment. Higher oil prices could also adversely affect commercial airline-related customers of our Electronics and Communications segment. Conversely, lower oil prices could decrease oil exploration and petrochemical refining activities and hinder our marine and other instrumentation businesses, including Teledyne Geophysical Instruments, Teledyne TSS Limited, Teledyne Benthos, Inc., Teledyne D.G. O’Brien and Teledyne ODI, Inc., as well as some of our other businesses such as Teledyne Storm Products, Inc. In addition, instability in the Middle East or other oil-producing regions could adversely affect expansion plans of the oil and gas industry customers of our instrumentation and cable solutions businesses.

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

We have also acquired several private companies, including the 2008 acquisitions of Cormon Limited and Odom Hydrographic Systems, Inc. and the assets of Webb Research Corp. and Demo Systems LLC. Private companies generally do not have as formal or comprehensive internal controls and compliance systems in place as public companies. While we have required various sellers to take certain compliance actions prior to the closing of an acquisition, including making voluntary disclosures under various export control laws and regulations, and have sought protections in the purchase agreement for such matters, there is no assurance that we have identified all issues or will be fully protected from historic liabilities. After acquiring a company, notwithstanding pre-closing due diligence, we have discovered issues that required further action, including making voluntary disclosures under various defense and export control laws and regulations.

While the products and customer base of the companies we have acquired over the years are complementary to some of Teledyne’s existing businesses, there is no assurance that we will achieve all identified financial, operating and marketing synergies. We may also experience problems that arise in entering new markets through acquisitions in which we may have little or no experience.

Additionally, in 2008, we expanded our United Kingdom presence with the acquisitions of TSS (International) Limited, Filtronic Defence Limited and Cormon Limited. During 2009, our United Kingdom operations accounted for 5% of total revenues compared with 3% in 2008 and 2% in 2007. There are additional risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations. With a general election to occur in the United Kingdom in May 2010, there may be changes to its government policies. Further, it has been postulated that the United Kingdom economy may recover more slowly to the global economic crisis than the United States and mainland Europe.

In connection with acquisitions, we may consolidate one or more acquired facilities with other Teledyne facilities to obtain synergies and cost-savings. For example, in 2009, we consolidated the 2008-acquired Moorpark, CA-based operations and assets of Demo Systems LLC, principally with Teledyne Controls, El Segundo, CA. We also combined and relocated, with minimal disruption, the operations of the 2008-acquired Teledyne Impulse and long-time owned Teledyne Interconnect Devices to a new leased facility in San Diego, CA. In addition, in 2009, we relocated the principal operations of both 2008-acquired Teledyne TSS Limited and Teledyne Cormon Limited to more modern and larger facilities close to their prior locations. Nonetheless, despite planning, relocation and consolidation of manufacturing operations has inherent risks, as it tends to involve, among other things, change of personnel, application of a new business system software and learning or adaptation of manufacturing processes and techniques. As a result, production delays at a new operating location may occur.

Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2008 management’s report specifically excluded from its scope and coverage our 2008 acquisitions of Filtronic Defence Limited, Cormon Limited and Odom Hydrographic Systems, Inc. and the assets of Webb Research Corp. and Demo Systems LLC, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. These acquisitions are now included in our 2009 management’s report at page 39. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.

In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense as incurred such transaction costs, which may have an adverse impact on our quarterly financial results.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition.

As a manufacturer and distributor of a wide variety of products, including aircraft engines, monitoring instruments and medical devices, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.

While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc., is approximately $17.2 million, a decrease from $20.1 million for the prior annual period. Our existing aircraft product liability insurance policy expires on May 31, 2010. Additionally, based on facts and circumstances of claims, we have not always accrued amounts up to the applicable annual self-insured retentions. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. In February 2009, Teledyne Continental Motors commenced a voluntary recall of certain aircraft piston engine cylinders produced since November 2007. We recorded a pretax charge of $18.0 million during the fourth quarter of 2008 to cover estimated costs related to the recall and replacement of affected cylinders. Subsequently, in October 2009, Teledyne Continental Motors learned of another product issue with certain aircraft piston engine valve lifters produced by a supplier that caused the grounding of a limited number of aircraft for inspection and replacement of the valve lifters. During the fourth quarter of 2009, we recorded a pretax charge of $2.8 million to cover estimated costs related to the recall and replacement of the affected lifters. In the second quarter of 2009, Teledyne Energy Systems, Inc. recorded a $1.2 million product replacement reserve for certain commercial energy systems.

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

We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. We have not incurred material liabilities in connection with these lawsuits. The filings typically do not identify any of our products as a source of asbestos exposure, and we have been dismissed from cases for lack of product identification, but only after some defense costs have been incurred. Also, because of the prominent “Teledyne” name, we may be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. Our historic insurance coverage, including that of its predecessors, may not fully cover such claims and the defense of such matters. Coverage typically depends on the year of purported exposure and other factors. Nonetheless, we intend to defend these claims vigorously. Congress from time to time has considered tort reform to deal with asbestos-related claims, but to date nothing has materialized.

Certain gas generators manufactured by Teledyne Energy Systems, Inc. contain a sealed, wetted asbestos component. While the company has been transitioning to a replacement material, has placed warning labels on its products and takes care in handling of this material by employees, there is no assurance that the Company will not face product liability or workers compensation claims involving this component.

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

As a manufacturer of a variety of products, including aircraft engines used in general aviation aircraft, we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2010 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. Over the last several years, the number of insurance companies providing general aviation product liability insurance coverage has decreased. Even if such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. Our current aircraft product liability insurance policy expires in May 2010 and has an annual self-insured retention of approximately $17.2 million.

To offset aircraft product liability insurance costs, we continue to work to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on our aircraft engines and spare parts. We cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases. Aircraft engines and spare part cost increases, coupled with increased costs of insurance for general aviation aircraft owners, tend to result in decreasing aftermarket sales of our piston engines and component parts. This, in turn, leaves our Aerospace Engines and Components segment more dependent on sales to OEMs, which is more dependent on general economic conditions.

For certain electronic components for medical applications that we manufacture, such as those that go into cardiac defibrillators, we have asked for indemnities from our customers and/or to be included under their insurance policies. We cannot, however, provide any assurance that such indemnities or insurance will offset potential liabilities that we may incur as a result of our manufacture of such components. Additionally, while we have been exiting the manufacture of some medical components, claims may still arise after such manufacturing ceases.

Aside from the uncertainties created by external events that can affect insurance coverages, such as the currently unexplained crash of Air France Flight 447 in the Atlantic Ocean in June 2009, the American

International Group, Inc. 2008 failure and bailout, the devastating 2005 hurricane season or September 11th events, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. While we have taken steps to improve our claims management process over the last few years, we cannot assure that, for 2010 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions, reserves or limits, will not be negatively impacted by our experience in prior years.

Our pension expenses and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial data.

We have a defined benefit pension plan covering most of our employees hired prior to 2004. The value of the combined pension assets is currently less than our accumulated pension benefit obligation. Given our pension plan’s underfunded status, in 2004 we began making required cash contributions to our qualified pension plan. In 2009, given the market conditions and the reduction in pension asset values, we made pretax cash contributions totaling $117.0 million, all of which was beyond what was required under ERISA. For 2008 and 2007, pretax cash contributions totaled $58.7 million and $7.5 million, respectively. The lower contribution level in 2007 is primarily due to the merger into our qualified pension plan of the overfunded qualified Rockwell Scientific Company LLC pension plan, which was part of our September 2006 acquisition of Rockwell Scientific Company. In 2010, we currently expect to make pretax voluntary cash contributions totaling $37.0 million. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. If, and to the extent, decreases are not offset by voluntary contributions or asset returns, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements. At the end of 2007, we changed some investment allocations to reduce exposure to deterioration in the subprime mortgage market. Throughout 2008 and until the latter part of 2009, given market disruptions and volatility, we maintained a greater amount in fixed income investments, including in U.S. Treasury notes, to achieve greater stability in our pension assets. During the second half of 2009, we began to change our investment strategy to more active management and increase our equity investments. Due to timing of investment allocation changes, we may not have benefited from some upswings in certain investments and in the future we may not benefit from any such upswings to the extent we change investment allocations to meet our current strategy. Additionally, our investment strategy may not be successful if the credit, financial or stock markets deteriorate.

Our future financial results could be adversely impacted by asset impairment charges.

Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the book value of goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $502.4 million of goodwill, and have $109.6 million of net acquired intangible assets, which includes $35.3 million of indefinite-lived intangible assets, out of total assets of $1,421.5 million at January 3, 2010. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.

Generally accepted accounting principles require that a long-lived asset to be disposed of be reported at the lower of its carrying amount or fair value less cost to sell. An asset (other than goodwill and indefinite-lived intangible assets) is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not deemed recoverable, the asset is adjusted to its estimated fair value. Fair value is generally determined based upon estimated discounted future cash flows.

We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.

In order to remain competitive, we must make a substantial investment in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. In September 2006, we acquired Rockwell Scientific Company LLC, a provider of research and development services primarily in the areas of electronics, optics, information sciences and materials technologies. With Teledyne Scientific Company in our portfolio, we have been more actively promoting and funding joint research and development projects with other Teledyne businesses, including Teledyne Brown Engineering, Inc., Teledyne Reynolds, Inc. and our Teledyne Oil & Gas businesses. In 2009, we funded $46.9 million for research and development, compared to $51.9 million in 2008 and $47.5 million in 2007. Our capital expenditures totaled $36.2 million in 2009, $41.9 million in 2008 and $40.3 million in 2007. Although we believe that anticipated cash flows from operations and available borrowings under our $590.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. We may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

Our indebtedness could materially and adversely affect our business.

As of January 3, 2010, we had $252.1 million in total outstanding indebtedness, including $240.0 million under our $590.0 million credit facility. On February 26, 2010, we had $240.0 million outstanding under our $590.0 million credit facility. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner. In addition, although our $590.0 million credit facility does not terminate until July 2011, we are planning to refinance such credit facility prior to its scheduled maturity. We expect that interest rates will be higher under any new or renewed facility due to changes in market conditions since our last credit facility was put in place. A 100 basis point increase in interest rates would result in an annual interest expense of approximately $2.4 million, assuming the $240.0 million in debt were outstanding for the full year. At this time, there also can be no assurance that banks would be willing to maintain such a credit limit or otherwise lend to us on the same favorable terms. Such limit and terms of borrowing are dependent on many factors, including financial, market and economic conditions, as well as the composition of the bank lending group. We may also elect to raise other forms of debt capital, depending on financial, market and economic conditions.

We may be unsuccessful in our efforts to increase our participation in certain new markets.

We intend to both adapt our existing technologies and develop new products to expand into new market segments. We have been developing new electronic products, including high-power solid state microwave devices and tactical military camera systems, which are intended to access markets in which Teledyne does not currently participate or has limited participation. We may be unsuccessful in accessing these and other new markets if our products do not meet our customers’ requirements, as a result of changes in either technology and industry standards or because of actions taken by our competitors.

Limitations in customer funding for applied research and development and technology insertion projects due to the present economic downturn and the significant expenditures in Iraq and Afghanistan may reduce our ability to apply our ongoing investments in some market areas. For example, our Engineered Systems segment’s development of Service Oriented Architectures for Department of Defense applications relies heavily on funding from customers who are actively competing for resources with war driven recapitalization, resupply and modernization requirements.

As discussed elsewhere herein, there has been a downturn in the general aviation market as a direct result of deteriorating economic and credit conditions in the United States and the world generally. In addition to our Aerospace Engines and Components segment, as previously stated, this deterioration could further impact battery sales of our Energy and Power Systems segment. While we will try to offset such impact with battery sales to the military and into other applications, we may not be able to offset any such impact.

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

Our new products also may not achieve market acceptance or correctly address new industry standards and technological changes. As an example, we continue to work to develop high power solid state power amplifiers, which could replace our traveling wave tubes in some applications, and, in this field, there is a larger base of potential competitors than there is for tube amplifiers. As a result, it may be more difficult for our solid state power amplifier products to gain market acceptance. We may also lose any technological advantage to competitors if we fail to develop new products in a timely manner. For example, if Teledyne Continental Motors fails to execute on its TD300 Turbo Diesel engine, it may be difficult to penetrate the diesel engine aircraft markets. Additionally, if Teledyne Continental Motors fails to fully launch its PowerLink FADEC, an electronic engine control product, competitors may be able to introduce similar products that are able to gain market acceptance to the disadvantage of Teledyne’s product. Also, in today’s economy, general aviation aircraft owners may disregard technological advancements for upfront costs-savings and determine that they do not yet need such electronic engine controls.

Additionally, new products may trigger increased warranty costs as such products are tested further by actual usage. Accelerated entry of new products to meet heightened market demand and competitive pressures may cause additional warranty costs as development and testing time periods might be accelerated or condensed.

Technological change and evolving industry and regulatory standards could cause certain of our products or services to become obsolete or non-competitive.

The markets for some of our products and services are characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services, or in market demand for products or services based on a particular technology, could result in faster than anticipated obsolescence of certain of our products or services and could have a material adverse effect on our business, results of operations and financial condition. For example, Teledyne Reynolds’ high voltage connector business could be negatively impacted by marketplace shifts to lower voltage requirements where the number of competitors is larger. Most lighting displays in legacy aircraft use illumination devices that require high voltage connectors. LED backlights, which are increasingly being used for aircraft lighting displays, have substantially lower voltage requirements.

Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services. For example, effective July 1, 2006, a European directive, referred to as RoHS or the Restriction on Hazardous Substances directive, provided that certain electronic products must not contain impermissible levels of lead, mercury, cadmium, hexavalent chromium, polybrominated biphenyls or polybrominated diphenyl ethers. As a result, we must make sure that certain of our electronic products sold into European member states comply with this directive. Although many of our products are exempt from the European directive, we continue to expect that, over time, component manufacturers may discontinue selling components that have the restricted substances. This will, in turn, require us to accommodate changes in parameters, such as the way parts are soldered, and may, in some cases, require redesign of certain products. This could lead to increased costs, which we may not be able to recover from our customers, delays in product shipments and loss of market share to competitors. The European Union’s 2007-adopted Registration, Evaluation, Authorization and Restriction of Chemical substance reform legislation, commonly referred to as REACH, which requires registration and selective evaluation of more than 30,000 chemical substances that are deemed of high risk to environment, health and safety, is also expected to have, over time, an impact on the electronics supply chain similar to the RoHS. Additionally, similar laws restricting hazardous substances have been promulgated in various non-European countries, including China and Korea, as well as in various U.S. states.

Revenues of our Teledyne Test Services business, which provides testing and certification for products used in nuclear power plants, could be negatively impacted in the event of any changes in certification standards by the Nuclear Regulatory Commission.

Additionally, the U.S. Environmental Protection Agency continues to target general aviation fuel as a key contributor to lead in the atmosphere and could try to impose lead-free fuel regulations on general aviation. Such a change in the fuel standard could have an adverse impact on our Aerospace Engines and Components segment, including increasing research and development costs. In part, we have been working to manufacture an engine that uses diesel fuel to address this risk.

We may not be able to reduce the costs of our products to satisfy customers’ cost reduction mandates, which could harm our sales or margins.

More and more customers continue to seek price reductions of our products. While we continually work to reduce our manufacturing and other costs of our products, without affecting product quality and reliability, there is no assurance that we will be able to do so and do so in a timely manner to satisfy the pricing pressures of our customers. Cost reductions of raw materials and other components used in our products may be beyond our control depending on market, credit and economic conditions. Customers may seek lower cost products from China and other developing countries where manufacturing costs are lower.

The airline industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of aircraft engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with the products and replacement parts that we sell to our aircraft industry customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual original equipment manufacturer, or OEM, customers. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then the sale of the product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

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

Although we believe that we have certain advantages that help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry consolidation trends, particularly among aerospace and defense contractors, could adversely affect demand for our products and services if prime contractors seek to control more aspects of vertically integrated projects. Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues.

We sell products to customers in industries that may again undergo rapid and unpredictable changes, which could adversely affect our operations results or production levels.

We develop and manufacture products for customers in industries that have undergone rapid changes in the past. For example, we manufacture products and provide manufacturing services to companies that serve telecommunications markets. During 2001, many segments of the telecommunications market experienced a dramatic and rapid downturn that resulted in cancellations or deferrals of orders for our products and services. This market, or others that we serve, may exhibit rapid changes in the future and may adversely affect our operating results, or our production levels, or both. We also manufacture products using fuel cell technology, which is a market that is not well-established and subject to significant change and evolution.

Our Engineered Systems segment manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC, Inc., used in the American Centrifuge Project. We currently anticipate reduced sales of gas centrifuge service modules in 2010 due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Project. Failure to secure such guarantees would seriously jeopardize USEC’s ability to finance, and therefore complete, the project. In such an event, our Engineered Systems segment may experience reduced sales.

We are subject to the risks associated with international sales, which could harm our business or results of operations.

During 2009, sales to international customers accounted for approximately 26% of our total revenues, as compared to 24% in 2008 and 22% in 2007. We anticipate that future sales to international customers will continue to account for a significant percentage of our revenues. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S.-China relations;

•	transportation, including piracy in international waters; and

•	exchange rate fluctuations.

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

Among other things, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, while we have procedures in place and conduct FCPA training, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any determination that we had violated the FCPA could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers.

Some items we purchase for the manufacture of our products, including certain gyro components for some marine navigation applications, are purchased from limited or single sources of supply due to technical capability, price and other factors. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. For example, Teledyne Relays outsources the manufacture of certain relays and relay components to Taiwan and India, as well as our own facility in Mexico. Teledyne Imaging Sensors outsources the manufacture of read-out integrated circuits for focal plane arrays to a Taiwanese foundry. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks possibly creating longer lead times to obtain needed components for our products.

Compliance with increasing environmental and climate change regulations, as well as the effects of potential environmental liabilities, could have a material adverse financial effect on us.

We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as green house gas emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition.

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

Increased environmental regulatory monitoring requirements of the air we breathe and the water we drink could have a favorable effect on the results of operations or financial condition of our instrumentation businesses, including the sulfur dioxide, carbon monoxide and ozone gas monitoring business of Teledyne Advanced Pollution Instrumentation, Inc., the air quality monitoring business of Teledyne Monitor Labs, Inc., the water quality monitoring business of Teledyne Isco, Inc., and the mercury monitoring business of Teledyne Leeman Labs. In contrast, the U.S. Environmental Protection Agency’s efforts to limit lead emissions from general aviation gasoline could adversely affect our Aerospace Engines and Components segment. Consequently, in part, we have been working to manufacture an engine that uses unleaded diesel fuel to address this risk. Also, while our lead-acid battery manufacturing facility in Redlands, CA has scrubbers and other pollution control devices in place, additional lead-related air-emission limitations and other requirements could trigger additional expenditures and adversely affect the financial results of our Energy and Power Systems segment.

The U.S. Environmental Protection Agency announced that greenhouse gases (GHGs) threaten the public health and welfare of the American people. EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. EPA’s endangerment finding covers emissions of six greenhouse gases — carbon dioxide, methane, nitrous oxide, hydrofluorocarbons (HFC), perfluorocarbons (PFC) and sulfur hexafluoride (SF6). EPA’s efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations. Restrictions on carbon dioxide emissions may impact energy, fuel and transportation prices. Restrictions on HFCs, PFs and SF6 gases may impact the way these compounds are used and controlled at certain of our facilities. This may, in turn, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require redesign of certain products. This could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors.

Our inability to attract and retain key personnel could have a material adverse effect on our future success.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. We also have a maturing work force. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

Our Engineered Systems segment has been facing increasing competition for qualified engineering personnel as a result of the Department of Defense 2005 Base Realignment and Closure (also known as BRAC) decisions, particularly as positions continue to move to Huntsville, Alabama over the next several years. In addition, the U.S. Secretary of Defense announced in 2009 that the Department would decrease the use of contractors in support services and increase funding for civil service positions in those areas. As a result of this trend, our Engineered Systems segment is losing personnel as their jobs are being changed from contractor to Federal civil service positions. The Engineered Systems segment is also losing personnel due to employees pursing vacancies that have been created in various industries as other employees accept employment with the U.S. government.

A labor strike or work stoppage could have a material adverse affect on our business.

While we believe our overall relations with our employees to be good, a labor strike or work stoppage at our union-represented facilities could have a material adverse effect on us. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 270 active employees at our Teledyne Continental Motors piston engine manufacturing facility in Mobile, Alabama under a collective bargaining agreement that expired by its terms on February 20, 2010. This union also represents approximately 10 active employees at the Teledyne Turbine Engines facility in Toledo, Ohio under a collective bargaining agreement that expired on November 10, 2009. While employees continue to work and labor negotiations are occurring under both agreements, there is no assurance that a strike or work stoppage may not occur.

We may not be able to sell, or exit on acceptable terms, product lines that we determine no longer meet with our growth strategy.

Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our product lines to ensure that they are aligned with our strategy. For example, after the June 2004 acquisition of Isco, Inc., we determined that the on-line process control instrumentation business of its German subsidiary was not aligned with our strategy, and in March 2005, we sold this non-strategic business. In 2007, principally because of the decision of a customer to manufacture certain medical products at its facilities in India, we closed our contract manufacturing operations in El Rubi, Mexico and transferred the remaining operations to our La Mesa, Mexico and our Lewisburg, Tennessee facilities.

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

Our Restated Certificate of Incorporation, Amended and Restated Bylaws and Rights Agreement and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our board of directors, more difficult. We have also entered into Change in Control Severance Agreements with 16 members of our management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.

The market price of our Common Stock has fluctuated significantly since our spin-off from ATI, and could continue to do so.

Since the spin-off from ATI on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $66.21 per share. During 2009 alone, the market price of our Common

Stock ranged from $21.65 to $46.75 per share. At February 26, 2010, our closing stock price was $37.67. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	terrorist activities;

•	military or homeland defense activities;

•	changes to the Federal budget;

•	changes in the energy exploration or production, semiconductor, telecommunications, commercial and general aviation, and electronic manufacturing services markets

•	general market conditions;

•	changes in tax laws;

•	general economic factors unrelated to our performance; and

•	one or more of the other risk factors described in this report.

The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility that is not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price.

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

While we believe our internal control systems are effective, there are inherent limitations in all control systems, and misstatements resulting from error or fraud may occur and may not be detected.

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and may not be detected.

Natural disasters, such as a serious earthquake or wildfire in California or a major hurricane in Alabama, Florida or Texas, could adversely affect our business, results of operations and financial condition.

Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. Our facilities in Alabama, Florida, Nebraska and Tennessee have also been threatened by tornados. While Teledyne Continental Motors’ piston-engines manufacturing facility and Teledyne Turbine Engines’ advanced manufacturing cell, each located in Mobile, Alabama, Teledyne Geophysical Instruments’ facility in Houston, Texas, ODI’s facility in Daytona Beach, Florida and Teledyne Odom’s facility in Baton Rouge, Louisiana were relatively fortunate with respect to the building damage and business interruption they suffered during the severe 2005 hurricane season, there can be no assurance that any one of them will be as fortunate in the future. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal U.S. facilities as of March 2, 2010 are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Electronics and Communications Segment

Electronic Instruments
City of Industry, California	Development and production of precision oxygen analyzers	Owned
San Diego, California	Development and production of environmental monitoring instrumentation	Leased
San Diego, California	Development and production of electrical interconnection systems	Leased
Poway, California	Development and production of underwater acoustic instrumentation	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Daytona Beach, Florida	Development of subsea, wet-mateable electrical and fiber-optic interconnect systems	Leased
Baton Rouge, Louisiana	Development and production of hydrographic survey instrumentation	Leased
East Falmouth, Massachusetts	Development and production of autonomous underwater gliding vehicles, profilers, drifters and floats	Leased
North Falmouth, Massachusetts	Development and production of underwater acoustic instrumentation and package inspection systems	Owned
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of elemental analysis instruments	Leased

Seabrook, New Hampshire	Development and production of electrical and fiber optic interconnect systems	Leased
Mason, Ohio	Development and production of chemical analysis instruments	Leased
Dallas, Texas	Development and production of specialty wire and cable assemblies	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Defense Electronics, Products and Services
Camarillo, California	Production of focal plane arrays and imaging sensors and systems	Leased
Los Angeles, California	Development and production of electronic components and subsystems	Owned and Leased
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Chatsworth, California	Production of electronic seat ejection sequencers	Leased
Poway, California	Development and production of defense microwave components and subsystems	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Sunnyvale, California	Development and production of RF and microwave amplifiers and components	Owned and Leased
Thousand Oaks, California	Provision of research and development services	Owned

Facility Location	Principal Use	Owned/Leased

Tracy, California	Development and production of precision secondary explosive components	Leased
Woodridge, Illinois	Development and production of microwave cable and interconnect products	Leased
Hudson, New Hampshire	Production of circuit boards	Owned
Montgomeryville, Pennsylvania	Development and production of infrared devices and accessory products	Owned and Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned
Avionics and Other Commercial Electronics
El Segundo, California	Development and production of digital data acquisition	Leased
systems for monitoring commercial aircraft and engines
Hawthorne, California	Production of electromechanical relays	Owned

Engineered Systems Segment
Huntsville, Alabama	Provision of engineering services and products, including systems engineering, optical engineering, software and hardware engineering, and instrumentation technology	Owned and Leased
Huntsville, Alabama	Production of gas centrifuge modules	Leased
Colorado Springs, Colorado	Provision of engineering services	Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased

Aerospace Engines and Components Segment
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls for the general aviation market	Leased

Energy and Power Systems
Redlands, California	Manufacturing of batteries for the general aviation and business jet market	Owned
Hunt Valley, Maryland	Manufacturing, assembling and maintenance of hydrogen gas generators, power generating systems and fuel cell test stations	Leased
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased

We also own or lease facilities and offices elsewhere in the United States and outside the United States, including facilities in: Tijuana, Mexico; Mitcheldean, Worthing, Newbury, Shipley, West Drayton and Watford, England; Cumbernauld and Aberdeen, Scotland; Singapore; Cwmbran, Wales; Kreuztal, Germany; La Gaude, France; Shanghai, China; and Brisbane, Australia. Our corporate executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362.

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

	High	Low

2008
1st Quarter	$54.65	$42.89
2nd Quarter	$59.98	$46.71
3rd Quarter	$66.21	$47.96
4th Quarter	$57.38	$33.90
2009
1st Quarter	$46.75	$21.65
2nd Quarter	$37.57	$26.00
3rd Quarter	$36.31	$29.48
4th Quarter	$39.80	$32.95
2010
1st Quarter (through February 26, 2010)	$42.87	$35.64

On February 26, 2010, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $37.67 per share. As of February 26, 2010, there were 5,417 holders of record of the Common Stock.

We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we made no repurchases of our common stock under the program announced on February 25, 2009, which authorized the repurchase of up to 1,500,000 shares of our common stock through February 28, 2010. To date, we have repurchased 36,239 shares of Teledyne common stock for $0.8 million under this now-expired program.

Item 6.	Selected Financial Data.

The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2009 contained 53 weeks, while fiscal years 2005 through 2008 each contained 52 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Five-Year Summary of Selected Financial Data

	2009	2008	2007	2006	2005
		(In millions, except per-share amounts)

Sales	$1,765.2	$1,893.0	$1,622.3	$1,433.2	$1,206.5
Net income attributable to Teledyne Technologies	$113.3	$111.3	$98.5	$80.3	$64.2
Working capital	$250.6	$281.3	$213.7	$216.4	$154.0
Total assets	$1,421.5	$1,534.5	$1,159.4	$1,061.4	$728.2
Long-term debt and capital lease obligations	$251.6	$332.1	$142.4	$230.7	$47.0
Total equity	$667.4	$506.9	$506.9	$408.3	$326.0
Basic earnings per common share	$3.15	$3.14	$2.82	$2.34	$1.93
Diluted earnings per common share	$3.10	$3.05	$2.72	$2.26	$1.85

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Recent Acquisitions

The following summarizes the acquisitions we made during fiscal years 2009, 2008 and 2007. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million, no other acquisitions were made in fiscal year 2009. See also Note 3 to our Consolidated Financial Statements for additional information about these acquisitions.

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(3)
					(In millions)

Fiscal Year 2008
Impulse Enterprise (“Impulse”)	December 31, 2007	San Diego, CA	$16.8 million for its	Asset	$35.0
Manufactures underwater electrical interconnection systems for harsh environments.			fiscal year ended December 31, 2006

Storm Products Co. (“Storm”)	December 31, 2007	Dallas, TX	$45.7 million for its	Stock	47.7
Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.
		Woodridge, IL	fiscal year ended March 31, 2007

SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”)	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended	Stock	54.8
Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.			March 31, 2007

Judson Technologies, LLC (“Judson”)	February 1, 2008	Montgomeryville,	$13.8 million for its	Asset	27.0
Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.
		PA	fiscal year ended December 31, 2006

Webb Research Corp. (“Webb”)	July 7, 2008	East Falmouth,	$12.2 million for its	Asset	24.3
Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.		MA	fiscal year ended December 31, 2007

Defense business of Filtronic PLC (“Filtronic”)	August 15, 2008	Shipley, United	£14.5 million for its	Stock	24.1
Provides customized microwave subassemblies and integrated subsystems to the global defense industry.		Kingdom	fiscal year ended May 31, 2008

Cormon Limited and Cormon Technology Limited (“Cormon”)	October 16, 2008	Lancing, United	£6.8 million for its	Stock	20.6	(4)
Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.		Kingdom	fiscal year ended March 31, 2008

Odom Hydrographic Systems, Inc. (“Odom”)	December 19, 2008	Baton Rouge, LA	$10.9 million for its	Stock	7.0
Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.			fiscal year ended September 30, 2008

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(3)
(In millions)

Demo Systems LLC (“Demo”)	December 24, 2008	Moorpark, CA	$7.3 million for its	Asset	5.3
Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.			fiscal year ended December 31, 2007

Fiscal Year 2007
D.G. O’Brien, Inc. (“DGO”)	March 30, 2007	Seabrook, NH	$26.2 million for its	Asset	37.1
Manufactures highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.			fiscal year ended September 30, 2006

Tindall Technologies, Inc. (“Tindall”)	June 30, 2007	Sunnyvale, CA	$2.7 million for its	Stock	6.2(5)
Designs and supplies microwave subsystems for defense applications.			fiscal year ended December 31, 2006

(1)	Each of the acquisitions is part of the Electronics and Communications segment.

(2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(3)	We purchased the remaining minority ownership in ODI for $25.5 million in 2009. We also purchased minority ownership in ODI for $38.5 million and $0.9 million in 2008 and 2007, respectively. Also in 2009, we purchased the assets of a marine sensor product line for an initial payment of $1.4 million. We also paid $0.2 million in 2009 related to a prior acquisition. We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in 2008. In 2007, we made scheduled payments for two prior acquisitons totaling $4.5 million.

(4)	Reflects the receipt of a final purchase price adjustment of $0.3 million paid in 2009 based on the final closing date net working capital.

(5)	We made a scheduled payment in 2009 of $0.3 million related to this acquisition. Reflects a final purchase price adjustment of $0.3 million paid in 2008 based on the final closing date net working capital.

Financial Highlights

Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2009 contained 53 weeks, while fiscal years 2007 and 2008 contained 52 weeks. The following is our financial information for 2009, 2008 and 2007 (in millions, except per-share amounts):

	2009	2008	2007

Sales	$1,765.2	$1,893.0	$1,622.3
Costs and Expenses
Cost of sales	1,256.0	1,339.5	1,136.4
Selling, general and administrative expenses	343.2	364.6	323.6

Total costs and expenses	1,599.2	1,704.1	1,460.0

Income before other income and expense and income taxes	166.0	188.9	162.3
Interest and debt expense, net	(4.8)	(10.9)	(12.5)
Other income (expense), net	(0.1)	0.6	2.9

Income before income taxes	161.1	178.6	152.7
Provision for income taxes(a)	47.3	65.0	50.8

Net income before minority interest	113.8	113.6	101.9
Less: net income attributable to minority interest	(0.5)	(2.3)	(3.4)

Net income attributable to Teledyne Technologies	$113.3	$111.3	$98.5

Basic earnings per common share	$3.15	$3.14	$2.82

Diluted earnings per common share	$3.10	$3.05	$2.72

(a)	Fiscal year 2009 includes prior year research and development tax credits of $14.3 million. Fiscal year 2009 also includes the reversal of $1.2 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations, and additional income tax expense of $0.5 million primarily related to the impact of California income tax law changes. Fiscal year 2008 includes prior year research and development tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Fiscal year 2007 includes prior year research and development tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations.

Our businesses are divided into and managed as four business segments; namely, Electronics and Communications, Engineered Systems, Aerospace Engines and Components and Energy and Power Systems. Our four business segments and their respective contributions to our total sales in 2009, 2008 and 2007 are summarized in the following table:

	Percentage of Sales
Segment	2009	2008	2007

Electronics and Communications	70%	68%	66%
Engineered Systems	20%	19%	19%
Aerospace Engines and Components	6%	9%	11%
Energy and Power Systems	4%	4%	4%

	100%	100%	100%

Results of Operations

2009 Compared with 2008

			%
Sales	2009	2008	Change
	(In millions)

Electronics and Communications	$1,232.2	$1,276.6	(3.5)%
Engineered Systems	347.0	361.2	(3.9)%
Aerospace Engines and Components	113.1	171.0	(33.9)%
Energy and Power Systems	72.9	84.2	(13.4)%

Total sales	$1,765.2	$1,893.0	(6.8)%

			%
Operating Profit (Loss) and Other Segment Income	2009	2008	Change
	(In millions)

Electronics and Communications	$163.9	$183.0	(10.4)%
Engineered Systems	31.5	35.0	(10.0)%
Aerospace Engines and Components	(5.4)	(9.7)	(44.3)%
Energy and Power Systems	3.3	10.2	(67.6)%

Segment operating profit and other segment income	193.3	218.5	(11.5)%
Corporate expense	(27.3)	(29.6)	(7.8)%
Interest and debt expense, net	(4.8)	(10.9)	(56.0)%
Other income, net	(0.1)	0.6	*

Income before taxes	161.1	178.6	(9.8)%
Provision for income taxes(a)	47.3	65.0	(27.2)%

Net income before noncontrolling interest	113.8	113.6	0.2%
Less: Net income attributable to noncontrolling interest	(0.5)	(2.3)	(78.3)%

Net income attributable to Teledyne Technologies	$113.3	$111.3	1.8%

*	not meaningful

(a)	Fiscal year 2009 includes prior year research and development tax credits of $14.3 million. Fiscal year 2009 also includes the reversal of $1.2 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations, and additional income tax expense of $0.5 million primarily related to the impact of California income tax law changes. Fiscal year 2008 includes prior year research and development tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations.

We reported 2009 sales of $1,765.2 million, compared with sales of $1,893.0 million for 2008, a decrease of 6.8%. Net income attributable to Teledyne Technologies was $113.3 million ($3.10 per diluted share) for 2009, compared with $111.3 million ($3.05 per diluted share) for 2008, an increase of 1.8%.

The decrease in sales in 2009, compared with 2008, reflected lower sales in each operating segment. Sales in the Electronic and Communications segment included the impact of acquisitions made in fiscal 2008. The incremental increase in revenue in 2009 from businesses acquired since 2008 was $39.9 million (see “Recent Acquisitions” table).

The decrease in segment operating profit and other segment income for 2009, compared with 2008, reflected the impact of lower sales. Operating profit and other segment income was lower in each operating segment. Operating profit in the Electronics and Communications segment included incremental operating profit from acquisitions and related synergies of $1.2 million. The Aerospace Engines and Components segment includes the net impact of product recall and replacement costs of $1.3 million and $18.0 million for 2009 and 2008, respectively.

Cost of sales in total dollars was lower in 2009, compared with 2008, primarily due to lower sales. Cost of sales in 2009 included $1.2 million in LIFO income, compared with $0.9 million in LIFO expense in 2008. Cost of sales in 2008 included the impact of the $18.0 million voluntary product recall and replacement charge for the Aerospace Engines and Components segment. Of the total $18.0 million charge, $15.8 million was related to the costs associated with the return and replacement of product and $1.4 million was related to the disposal and write-off of inventory both of which were recorded as cost of sales and $0.8 million was related to estimated customer returns and was recorded as a reduction to sales. Cost of sales as a percentage of sales for 2009 was 71.2%, compared with 70.8% for 2008. The higher cost of sales percentage reflected the impact of lower sales and increased pension expense, partially offset by cost reductions made throughout the year and the absence of the costs related to the 2008 return and replacement program.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were lower in 2009 compared with 2008. This $21.4 million decrease was primarily due to lower sales, lower acquired intangible asset amortization of $3.6 million, lower corporate administrative expense and lower stock option expense. Corporate administrative expense in 2009 was lower by $2.3 million compared with 2008 and reflected reduced employee compensation and professional fee expenses. For 2009, we recorded a total of $5.4 million in stock option expense, of which $1.8 million was recorded as corporate expense and $3.6 million was recorded in the operating segment results. For 2008, we recorded a total of $7.5 million in stock option expense, of which $2.5 million was recorded as corporate expense and $5.0 million was recorded in the operating segment results. Selling, general and administrative expenses for 2009, as a percentage of sales, increased slightly to 19.4%, compared with 19.3% for 2008.

Included in operating profit in 2009 was pension expense of $22.5 million, of which $12.4 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts. Included in operating profit in 2008 was pension expense of $9.6 million, of which $9.8 million was recoverable in accordance with CAS. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

The Company’s effective tax rate for 2009 was 29.4%, compared with 36.4% for 2008. The effective tax rate for total year 2009 reflected the impact of prior year research and development tax credits of $14.3 million, the reversal of $1.2 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations and additional income tax expense of $0.5 million, primarily related to the impact of California income tax law changes. Excluding these items the effective tax rate for total year 2009 would have been 38.7%. The effective tax rate for 2008 reflects the impact of prior year research and development tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2008 would have been 38.2%.

During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statutes of limitations could reduce unrecognized tax benefits by $2.6 million to $8.7 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statutes of limitations.

Sales under contracts with the U.S. Government were approximately 44% of sales in 2009 and 40% of sales in 2008. Sales to international customers represented approximately 26% of sales in 2009, compared with 24% of sales in 2008.

Total interest expense, including credit facility fees and other bank charges, was $5.1 million in 2009 and $11.7 million in 2008. Interest income was $0.3 million in 2009 and $0.8 million in 2008. The decrease in interest expense in 2009 primarily reflected lower average interest rates.

Noncontrolling interest in subsidiaries’ earnings reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc. The lower amount in 2009 primarily reflects the decrease in minority ownership interest in ODI due to share purchases by Teledyne in 2008 and 2009. In 2009, Teledyne purchased the remaining minority interest in ODI.

Other income in 2009 and 2008 include sublease rental income and royalty income.

2008 Compared with 2007 (in millions)

			%
Sales	2008	2007	Change

Electronics and Communications	$1,276.6	$1,071.6	19.1%
Engineered Systems	361.2	301.7	19.7%
Aerospace Engines and Components	171.0	180.7	(5.4)%
Energy and Power Systems	84.2	68.3	23.3%

Total sales	$1,893.0	$1,622.3	16.7%

			%
Operating Profit (Loss) and Other Segment Income	2008	2007	Change
	(In millions)

Electronics and Communications	$183.0	$143.2	27.8%
Engineered Systems	35.0	26.2	33.6%
Aerospace Engines and Components	(9.7)	19.2	*
Energy and Power Systems	10.2	6.3	61.9%

Segment operating profit and other segment income	218.5	194.9	12.1%
Corporate expense	(29.6)	(32.6)	(9.2)%
Interest and debt expense, net	(10.9)	(12.5)	(12.8)%
Other income, net	0.6	2.9	(79.3)%

Income before income taxes	178.6	152.7	17.0%
Provision for income taxes(a)	65.0	50.8	28.0%

Net income before noncontrolling interest	113.6	101.9	11.5%
Less: Net income attributable to noncontrolling interest	(2.3)	(3.4)	(32.4)%

Net income attributable to Teledyne Technologies	$111.3	$98.5	13.0%

*	not meaningful

(a)	Fiscal year 2008 includes prior year research and development tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Fiscal year 2007 includes prior year research and development tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations.

We reported 2008 sales of $1,893.0 million, compared with sales of $1,622.3 million for 2007, an increase of 16.7%. Net income attributable to Teledyne Technologies was $111.3 million ($3.05 per diluted share) for 2008, compared with $98.5 million ($2.72 per diluted share) for 2007, an increase of 13.0%.

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

The increase in segment operating profit and other segment income for 2008, compared with 2007, reflected the impact of higher sales. Operating profit and other segment income was higher in each operating segment except the Aerospace Engines and Components segment. The $39.8 million increase in operating profit in the Electronics and Communications segment included incremental operating profit from acquisitions and related synergies of $17.8 million. The Aerospace Engines and Components segment includes the impact of an $18.0 million charge for a voluntary product recall and replacement program.

Cost of sales in total dollars was higher in 2008, compared with 2007, primarily due to higher sales which resulted from organic growth and acquisitions. Fiscal year 2008 included $0.9 million in LIFO expense, compared with $1.3 million in LIFO expense in 2007. Cost of sales as a percentage of sales for 2008 was 70.8%, compared with 70.0% for 2007. The higher cost of sales percentage reflects the impact of the $18.0 million voluntary product recall and replacement charge for the Aerospace Engines and Components segment. Of the total $18.0 million charge, $15.8 million was related to the costs associated with the return and replacement of product and $1.4 million was related to the disposal and write-off of inventory both of which were recorded as cost of sales; and $0.8 million was related to estimated customer returns and was recorded as a reduction to sales.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2008 compared with 2007. This $41.0 million increase was primarily due to higher sales which resulted from organic growth and acquisitions and also reflected higher acquired intangible asset amortization of $15.8 million in 2008, compared with $6.4 million in 2007. Corporate administrative expense in 2008 was lower by $3.0 million compared with 2007 and reflected lower employee compensation and relocation expense and lower professional fee expenses. For 2008, we recorded a total of $7.5 million in stock option expense, of which $2.5 million was recorded as corporate expense and $5.0 million was recorded in the operating segment results. For 2007, we recorded a total of $6.8 million in stock option expense, of which $2.3 million was recorded as corporate expense and $4.5 million was recorded in the operating segment results. Selling, general and administrative expenses for 2008, as a percentage of sales, were 19.3%, compared with 19.9% for 2007, which reflected the impact of higher sales while controlling general and administrative expenses.

Included in operating profit in 2008 was pension expense of $9.6 million, which was more than offset by $9.8 million recoverable in accordance with CAS from certain government contracts. Included in operating profit in 2007 was pension expense of $11.9 million, of which $10.2 million was recoverable in accordance with CAS.

The Company’s effective tax rate for 2008 was 36.4%, compared with 33.3% for 2007. The effective tax rate for 2008 reflects the impact of prior year research and development tax credits of $2.5 million and also reflects the reversal of $0.8 million in income tax contingency reserves that were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2008 would have been 38.2%. The effective tax rate for 2007 reflects the impact of prior year research and development tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves. The reserves were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2007 would have been 36.9%.

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

Minority interest reflects the minority ownership interests in ODI and Teledyne Energy Systems, Inc. The minority interest ownership percentage in ODI decreased to 14% at year-end 2008 since the initial 51% purchase of ODI in August 2006.

Other income in 2008 and 2007 include sublease rental income and royalty income. Other income in 2007 also included $0.8 million received for the early return of leased property.

Segments

The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.

Electronics and Communications

	2009	2008	2007
	(Dollars in millions)

Sales	$1,232.2	$1,276.6	$1,071.6
Operating profit	$163.9	$183.0	$143.2
Operating profit % of sales	13.3%	14.3%	13.4%
International sales % of sales	33.4%	30.5%	29.0%
Governmental sales % of sales	34.1%	30.2%	31.2%
Capital expenditures	$29.9	$33.8	$33.7

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

2009 compared with 2008

Our Electronics and Communications segment sales were $1,232.2 million in 2009, compared with sales of $1,276.6 million in 2008, a decrease of 3.5%. Operating profit was $163.9 million in 2009, compared with $183.0 million in 2008, a decrease of 10.4%.

The 2009 sales decrease resulted primarily from lower sales of other commercial electronics and electronic instrumentation, partially offset by revenue growth in defense electronics products. The revenue growth of $11.4 million in defense electronics was primarily driven by incremental revenue of $10.2 million from acquisitions, including Judson and the Defense Electronics business of Filtronic PLC. Revenue in other commercial electronics decreased by $39.1 million and primarily reflected decreased sales of avionics, medical manufacturing services and other electronic components, partially offset by revenue from the Demo acquisition of $5.6 million. The revenue decrease of $16.6 million in electronic instruments was due to lower organic sales growth, partially offset by acquisitions, including TSS, Webb, Cormon and Odom. The lower organic sales in electronic instruments reflected reduced sales of geophysical sensors for the energy exploration market, environmental instruments for air and water quality monitoring and process instruments for industrial applications. The incremental increase in revenue from acquisitions in electronic instruments for 2009, compared with 2008, was $24.1 million. In 2009, revenues included $39.9 million and operating profit, including synergies, included $1.2 million due to the incremental impact of acquisitions acquired since the end of fiscal year 2007. Segment operating profit was negatively impacted by the decrease in revenue and higher pension expense. Pension expense was $9.6 million in 2009, compared with $3.5 million in 2008. Pension expense allocated to contracts pursuant to CAS was $2.4 million in 2009, compared with $1.9 million for 2008. Segment operating profit included $2.6 million of stock option compensation expense in 2009 compared with $3.5 million of stock option compensation expense in 2008. Segment operating profit in 2009 also reflected higher LIFO income of $1.4 million compared with 2008.

2008 compared with 2007

Our Electronics and Communications segment sales were $1,276.6 million in 2008, compared with sales of $1,071.6 million in 2007, an increase of 19.1%. Operating profit was $183.0 million in 2008, compared with $143.2 million in 2007, an increase of 27.8%.

The 2008 sales growth of $205.0 million resulted primarily from revenue growth in electronic instruments and defense electronics, partially offset by lower sales of other commercial electronics. The revenue growth of $141.9 million in electronic instruments was driven by organic sales growth and the acquisitions, including DGO, Impulse, Storm, TSS, Webb and Cormon. Organic sales growth in electronic instruments reflected increased sales of geophysical sensors for the energy exploration market, other marine instruments and environmental instruments for the air and water monitoring markets. The incremental increase in revenue from acquisitions in electronic instruments for 2008, compared with 2007, was $98.0 million. The revenue growth of $66.9 million in defense electronics was driven by organic sales growth and acquisitions, including Storm, Judson and the Defense Electronics business of Filtronic PLC. The increase in revenue from acquisitions in defense electronics products for 2008, compared with 2007, was $44.9 million. Organic growth of defense electronics for 2008 was primarily due to higher sales of defense manufacturing services, as well as increased sales of imaging sensors and subsystems and greater sales of microwave components and subsystems. Revenue in avionics and other commercial electronics decreased by $3.8 million and primarily reflected decreased sales of medical electronic manufacturing services. In 2008, revenues increased by $142.9 million and operating profit, including synergies, increased by $17.8 million due to the incremental impact of acquisitions that we acquired since the end of fiscal year 2006. Segment operating profit was favorably impacted by the increase in revenue and sales mix. Segment operating profit was negatively impacted by $3.5 million of stock option compensation expense in 2008 compared with $3.1 million of stock option compensation expense in 2007. Fiscal year 2008 also reflected lower LIFO expense of $1.0 million compared with fiscal year 2007. Pension expense was $3.5 million in 2008, compared with $4.0 million in 2007. Pension expense allocated to contracts pursuant to CAS was $1.9 million in 2008, compared with $1.7 million for 2007.

Engineered Systems

	2009	2008	2007
	(Dollars in millions)

Sales	$347.0	$361.2	$301.7
Operating profit	$31.5	$35.0	$26.2
Operating profit % of sales	9.1%	9.7%	8.7%
International sales % of sales	0.6%	0.3%	0.5%
Governmental sales % of sales	88.6%	89.3%	98.8%
Capital expenditures	$1.8	$2.2	$1.5

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative engineered and information technology services for defense, space, environmental and nuclear applications. Our Engineered Systems segment manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC Inc., used in the American Centrifuge Plant. We currently anticipate reduced sales of gas centrifuge service modules in 2010 due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Plant. In addition, given reduced program funding, as well as changes to contracting policy by the U.S. Government, we expect reduced sales of missile defense engineering services in 2010.

2009 compared with 2008

Our Engineered Systems segment sales were $347.0 million in 2009, compared with sales of $361.2 million in 2008, a decrease of 3.9%. Operating profit was $31.5 million in 2009, compared with $35.0 million in 2008, a decrease of 10.0%.

Sales for 2009, compared with 2008, reflected lower revenue in manufacturing, aerospace and defense programs and flat environmental sales. The revenue decline of $13.8 million in aerospace and defense programs primarily reflected reduced aerospace and defense engineering services. Operating profit for 2009 reflected the impact of lower revenue and higher pension expense. Segment operating profit included pension expense of $11.0 million in 2009, compared with $5.0 million in 2008. Pension expense allocated to contracts pursuant to CAS was $9.7 million in 2009, compared with $7.7 million in 2008.

2008 compared with 2007

Our Engineered Systems segment sales were $361.2 million in 2008, compared with sales of $301.7 million in 2007, an increase of 19.7%. Operating profit was $35.0 million in 2008, compared with $26.2 million in 2007, an increase of 33.6%.

Sales for 2008, compared with 2007, reflected revenue growth in aerospace and defense programs and higher environmental sales. The revenue growth of $51.1 million in aerospace and defense programs primarily reflected revenue growth in certain manufacturing programs including gas centrifuge service modules for nuclear power applications, as well as other aerospace programs and specialized engineering and project support for NASA. The revenue growth in environmental programs reflected engineering support for the gas centrifuge service modules program. Operating profit for 2008 reflected the impact of higher revenue and higher margins in aerospace programs and certain manufacturing programs, increased award fees and improved overhead rates. Segment operating profit also included pension expense of $5.0 million in 2008 compared with $6.4 million in 2007. Pension expense allocated to contracts pursuant to CAS was $7.7 million in 2008 compared with $8.1 million in 2007.

Aerospace Engines and Components

	2009	2008	2007
	(Dollars in millions)

Sales	$113.1	$171.0	$180.7
Operating profit (loss)	$(5.4)	$(9.7)	$19.2
Operating profit (loss) % of sales	(4.8)%	(5.7)%	10.6%
International sales % of sales	24.9%	18.2%	16.0%
Capital expenditures	$2.6	$3.7	$3.5

Our Aerospace Engines and Components segment, principally through Teledyne Continental Motors, Inc., focuses on the design, development and manufacture of piston engines, aftermarket support and electronic engine controls.

2009 compared with 2008

Our Aerospace Engines and Components segment sales were $113.1 million in 2009, compared with sales of $171.0 million in 2008, a decrease of 33.9%. The 2009 operating loss was $5.4 million, compared with operating loss of $9.7 million in 2008.

Sales for 2009, compared with 2008, reflected lower sales in all end markets, including OEM piston engines, aftermarket engines and spare parts, due to lower demand in the general aviation market. The 2009 operating loss included the net impact of product recall and replacement costs of $1.3 million. The 2009 operating loss also included a $0.3 million charge related to past due accounts receivable, partially offset by a favorable worker’s compensation settlement of $0.9 million and a reduction in certain insurance reserves. The 2008 operating loss included product recall and replacement charges of $18.0 million. Segment operating profit also included pension expense of $1.0 million in 2009, compared with $0.6 million for 2008.

2008 compared with 2007

Our Aerospace Engines and Components segment sales were $171.0 million in 2008, compared with sales of $180.7 million in 2007, a decrease of 5.4%. The 2008 operating loss was $9.7 million, compared with operating income of $19.2 million in 2007.

Sales for 2008, compared with 2007, reflected reduced OEM piston engine and spare parts sales. The decrease in operating profit in 2008, compared with 2007, reflected a charge of $18.0 million for product recall and replacement costs, the impact of lower sales and higher defense and settlement fees. The $18.0 million charge was required to replace certain aircraft piston engine cylinders produced since November 2007. Operating profit in 2007 included the receipt of a litigation settlement of $1.4 million, net of expenses and the $1.7 million write-down of accounts receivable related to a customer bankruptcy. Segment operating profit also included pension expense of $0.6 million in 2008, compared with $0.7 million for 2007. Segment operating profit for 2008 also reflected higher LIFO expense of $0.5 million.

Energy and Power Systems

	2009	2008	2007
	(Dollars in millions)

Sales	$72.9	$84.2	$68.3
Operating profit	$3.3	$10.2	$6.3
Operating profit % of sales	4.5%	12.1%	9.2%
International sales % of sales	19.9%	34.3%	31.2%
Governmental sales % of sales	69.0%	54.8%	47.0%
Capital expenditures	$1.8	$2.1	$1.0

Our Energy and Power Systems segment provides hydrogen gas generators, thermoelectric and fuel cell-based power sources, turbine engines and aviation batteries. Delays in production funding on the Joint Air-to-Surface Standoff Missile (“JASSM”) are expected to result in lower sales in 2010.

2009 compared with 2008

Our Energy and Power Systems segment sales were $72.9 million in 2009, compared with sales of $84.2 million in 2008, a decrease of 13.4%. Operating income was $3.3 million in 2009, compared with $10.2 million in 2008, a decrease of 67.6%.

The decrease in sales for 2009, compared with 2008, reflected higher government power systems sales more than offset by lower turbine engines, commercial hydrogen generators and battery product sales. Operating profit reflected the impact of lower sales and a $1.0 million product replacement reserve for commercial hydrogen generators for energy systems, partially offset by lower LIFO expense of $0.7 million. Operating profit in 2008 was favorably impacted by $1.3 million for environmental reserves no longer needed due to a final settlement.

2008 compared with 2007

Our Energy and Power Systems segment sales were $84.2 million in 2008, compared with sales of $68.3 million in 2007, an increase of 23.3%. Operating income was $10.2 million in 2008, compared with $6.3 million in 2007, an increase of 61.9%.

The increase in sales for 2008, compared with 2007, primarily resulted from higher government power systems sales and higher turbine engine sales, primarily due to JASSM engines. Commercial hydrogen generator sales increased slightly. Operating profit in 2008 reflected the impact of higher sales, higher margins in the turbine engine business and the reversal of $1.3 million for environmental reserves no longer needed due to a final settlement.

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements

Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions, debt service requirements and acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2010. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement

On February 8, 2008, Teledyne entered into a First Amendment to its Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 3, 2010, we were in compliance with these covenants. Total debt at year-end 2009 includes $240.0 million outstanding under the $590.0 million credit facility. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings, outstanding letters of credit and certain guarantees was $336.3 million at January 3, 2010. For a description of some terms of our credit facility, see “Financing Activities” beginning on page 53.

In addition, although our $590.0 million credit facility does not terminate until July 2011, we are planning to refinance such credit facility prior to its scheduled maturity. We expect that our interest rates will be higher with any new or renewed facility due to changes in market conditions since our last credit facility was put in place. We may also elect to raise other forms of debt capital, depending on financial, market and economic conditions.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 3, 2010. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2015 and
	2010	2011	2012	2013	2014	beyond	Total

Long-term debt obligations	$—	$240.0	$—	$—	$—	$—	$240.0
Interest expense(a)	2.8	1.4	—	—	—	—	4.2
Operating lease obligations	17.2	13.5	10.7	9.0	8.4	24.4	83.2
Capital lease obligations(b)	1.1	1.2	1.1	1.1	1.1	12.2	17.8
Purchase obligations(c)	42.9	3.7	0.8	0.7	—	0.3	48.4

Total	$64.0	$259.8	$12.6	$10.8	$9.5	$36.9	$393.6

(a)	Interest expense, including facility fees, is assumed to accrue at the rates in effect at year-end 2009 and is assumed to be paid at the end of each quarter with the final payment in July 2011 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

At January 3, 2010, we do not have a minimum qualified pension plan funding requirement for 2010. Teledyne expects to make a voluntary pretax contribution to its qualified pension plan of approximately $37.0 million in the third quarter of 2010. Based on current assumptions and expected contributions to be made in 2010, we would not have a minimum qualified pension plan funding requirement, as set forth by ERISA, in 2011. Our minimum funding requirements after 2009 are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2011 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.

On August 16, 2006, Teledyne through its subsidiary, Teledyne Instruments, Inc., acquired an initial majority interest in ODI for approximately $30 million in cash. Pursuant to agreements made in connection with our acquisition of a majority interest in ODI, Teledyne Instruments made subsequent share purchases at a formula-determined price based principally on ODI’s earnings before interest, taxes, depreciation and amortization (EBITDA) for the twelve months preceding each applicable quarter end. In 2009, Teledyne Instruments purchased all the remaining minority shares for $25.5 million and now owns 100% of ODI. Ownership purchases in ODI were as follows, including the initial purchase in 2006 and the final purchase in 2009: 2006 — 60.9% for $35.8 million, 2007 — 0.9% for $0.9 million, 2008 — 24.1% for $38.5 million and 2009 — 14.1% for $25.5 million.

Operating Activities

In 2009, net cash provided by operating activities was $154.9 million, compared with $120.4 million in 2008 and $166.7 million in 2007.

The higher net cash provided for 2009, compared with 2008, reflected lower income tax payments of $34.2 million, lower aircraft product defense and settlement payments of $23.0 million, the incremental cash contribution from acquisitions made in 2008 and improved working capital management, partially offset by higher pretax pension contributions of $58.3 million.

The lower net cash provided for 2008, compared with 2007, was primarily due to higher pretax voluntary pension contributions of $52.4 million, higher aircraft product defense and settlement payments of $25.5 million and higher working capital requirements, partially offset by higher net income, the incremental cash contribution from recent acquisitions and lower income tax payments of $22.5 million.

Free cash flow (cash from operating activities less capital expenditures) was $118.7 million, compared with $78.5 million in 2008 and $126.4 million in 2007.

	Total	Total	Total
	Year	Year	Year
Free Cash Flow(a)	2009	2008	2007
	(In millions,
	brackets indicate use of funds)

Cash provided by operating activities	$154.9	$120.4	$166.7
Capital expenditures for property, plant and equipment	(36.2)	(41.9)	(40.3)

Free cash flow	118.7	78.5	126.4
Pension contributions, net of tax	71.1	35.7	3.9

Adjusted free cash flow	$189.8	$114.2	$130.3

(a)	We define free cash flow as cash provided by operating activities (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing our ability to generate cash flow, including the impact of voluntary and required pension contributions.

Working Capital

Working capital decreased to $250.6 million at year-end 2009, compared with $281.3 million at year-end 2008. The decrease in working capital reflected the lower sales level in 2009, compared with 2008, including lower accounts receivable and inventory balances.

Balance Sheet Changes

The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2009	2008

Accounts receivable, net	$245.8	$281.4
Inventories, net	$189.6	$207.0
Long-term deferred income taxes,net	$29.9	$89.2
Acquired intangible assets, net	$109.6	$117.0
Accrued liabilities — short term	$176.8	$202.4
Long-term debt and capital lease obligations, net of current portion	$251.6	$332.1
Accrued pension obligation	$79.8	$227.9
Redeemable minority interest	$—	$28.3
Accumulated other comprehensive loss	$(171.8)	$(205.8)

The lower balances in accounts receivable and inventory reflected the impact of the lower sales level in 2009, compared with 2008. The lower balance in short-term accrued liabilities reflected the use of most of the $15.8 million reserve for product recall and replacement reserves established at the end of 2008, as well as a reduced level of customer advances. The decrease in long-term deferred income taxes was primarily due to the pension contributions in 2009. The decrease in acquired intangible assets primarily reflected current year amortization. The decrease in long-term debt and capital lease obligations primarily reflected the use of cash flow to reduce the debt balance. The accrued pension obligation decreased primarily as a result of pension contributions, and a decrease in the unfunded pension liability in 2009 due to the increase in pension assets during the year resulting from positive market returns, as well as the positive impact of demographic experience compared to original assumptions. The balance in redeemable minority interest was eliminated in connection with the purchase of the remaining minority interest in ODI. The change in the accumulated other comprehensive loss reflected the $30.9 million non-cash adjustment related to the decrease in the unfunded pension liability in 2009.

Investing Activities

Net cash used in investing activities included capital expenditures as presented below:

Capital Expenditures

Capital Expenditures	2009	2008	2007
	(In millions)

Electronics and Communications	$29.9	$33.8	$33.7
Engineered Systems	1.8	2.2	1.5
Aerospace Engines and Components	2.7	3.7	3.5
Energy and Power Systems	1.8	2.1	1.0
Corporate	—	0.1	0.6

	$36.2	$41.9	$40.3

During 2010 we plan to invest approximately $40.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at January 3, 2010, for capital expenditures were approximately $6.8 million.

Investing activities used cash for acquisitions of $32.5 million, $285.1 million and $48.1 million, in fiscal 2009, 2008 and 2007, respectively (see “Recent Acquisitions” table). Included in the $32.5 million for 2009 is a payment of $5.4 million to license certain aircraft diesel engine technology. We received $0.4 million and $0.8 million in 2008 and 2007, respectively, from the sale of assets.

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

In all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. Each of the companies acquired is part of the Electronics and Communications segment. During 2009, we completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Webb, Filtronic, Cormon, Odom and Demo acquisitions made in fiscal 2008. We completed the purchase price valuation for the Webb acquisition, and as a result, goodwill was decreased by $1.0 million and other acquired intangible assets were increased by $1.1 million. We completed the purchase price valuation for the Filtronic acquisition, and as a result, goodwill was increased by $5.2 million, other acquired intangible assets were decreased by $3.7 million and accrued liabilities were increased by $1.5 million. We completed the purchase price valuation for the Cormon acquisition, and as a result, goodwill was decreased by $5.1 million and other acquired intangible assets were increased by $5.3 million. We completed the purchase price valuation for the Odom acquisition, and as a result, goodwill was decreased by $0.8 million and other acquired intangible assets were increased by $0.8 million. We completed the purchase price valuation for the Demo acquisition, and as a result, goodwill was increased by $0.9 million, other acquired intangible assets were decreased by $0.2 million and inventory was decreased by $0.7 million.

The following table shows the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2008, and includes changes resulting from completion, in 2009, of the purchase price valuation for certain acquisitions (in millions):

				Acquired
		Purchase	Goodwill	Intangible
Acquisition Date	Name	Price	Acquired	Assets

December 31, 2007	Impulse	$35.0	$15.3	$16.2
December 31, 2007	Storm	47.7	31.4	10.0
January 31, 2008	TSS	54.8	28.6	23.0
February 1, 2008	Judson	27.0	13.9	7.9
July 7, 2008	Webb	24.3	13.6	8.1
August 15, 2008	Filtronic	24.1	9.8	2.8
August 16, 2008	Cormon	20.9	11.9	8.3
December 19, 2008	Odom	7.0	4.5	2.3
December 24, 2008	Demo	5.3	4.0	1.0

		$246.1	$133.0	$79.6

Except for the Storm and Demo acquisitions, goodwill resulting from the acquisitions made in fiscal 2008 and 2009 will be deductible for tax purposes.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in fiscal 2008 (in millions):

Current assets, excluding cash acquired	$61.6
Property, plant and equipment	17.8
Goodwill	133.0
Intangible assets	79.6

Total assets acquired	292.0

Current liabilities, including short-term debt	34.1
Other long-term liabilities	11.8

Total liabilities assumed	45.9

Purchase price, net of cash acquired	$246.1

Financing Activities

Cash provided by financing activities for 2009 reflected net repayment of borrowings of $81.6 million, primarily under our revolving credit agreement. Cash provided by financing activities for 2008 reflected net borrowings of $189.9 million, primarily under our revolving credit agreement, to acquire businesses and fund the pension plan. Cash provided by financing activities for 2007 reflected the net repayments of borrowings of $88.8 million. Fiscal years 2009, 2008 and 2007 all reflect proceeds from the exercise of stock options of $1.1 million, $13.0 million and $6.5 million, respectively. Fiscal years 2009, 2008 and 2007 included $0.8 million, $10.3 million and $3.6 million, respectively, in excess tax benefits related to stock-based compensation.

On February 8, 2008, Teledyne entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments of $590.0 million and expires in July 2011. At year-end 2009, we had $336.3 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at year-end 2009 includes $240.0 million outstanding under the $590.0 million credit facility. No amounts were outstanding under the uncommitted bank facility at January 3, 2010. The Company also has a $12.1 million outstanding under capital leases, of which $0.5 million is current. At year-end 2009, Teledyne had $13.7 million in outstanding letters of credit.

In February 2009, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 1,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions through February 28, 2010. The timing and actual number of shares repurchased will depend on a variety of factors, such as price, corporate and regulatory requirements, alternative investment opportunities, and other market and economic conditions. Repurchases will be funded with cash on hand and borrowings under the Company’s credit facility. In 2009, Teledyne repurchased 36,239 shares of Teledyne common stock for $0.8 million under this now-expired program.

Pension and Postretirement Plans

As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. Teledyne anticipates making after-tax cash contributions of approximately $22.6 million to its pension plan in 2010 before recovery from the U.S. Government.

Other Matters

Income Taxes

The Company’s effective tax rate for 2009 was 29.4%, compared with 36.4% for 2008 and 33.3% for 2007. The effective tax rate for 2009 reflected the impact of prior year research and development tax credits of $14.3 million, the reversal of $1.2 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations and additional income tax expense of $0.5 million, primarily related to the impact of California income tax law changes. Excluding these items the company’s effective tax rate for total year 2009 would have been 38.7%. The effective tax rate for total year 2008 reflected the impact of prior year research and development tax credits of $2.5 million and the reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these items, the company’s effective tax rate for total year 2008 would have been 38.2%. The effective tax rate for 2007 reflects the impact of prior year research and development tax credits of $4.4 million and also reflects the reversal of $1.1 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations. Excluding these items the effective tax rate for 2007 would have been 37.7%. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at January 3, 2010 will be realized.

Costs and Pricing

Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures

We have not entered into any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2009 or 2008. We have no derivative financial instruments outstanding at January 3, 2010. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of our sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of January 3, 2010, we had $240.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point change in interest rates would result in an increase in annual interest expense of approximately $2.4 million, assuming the $240.0 million in debt was outstanding for the full year. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Related Party Transactions

Our Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of our directors was a former chief executive officer of Mellon Financial Corporation. All transactions with The Bank of New York Mellon Corporation and its respective affiliates are effected under normal commercial terms, and we believe that our relationships with The Bank of New York Mellon Corporation and its respective affiliates are arms-length. The Bank of New York Mellon Corporation is one of 13 lenders under our $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, serves as our transfer agent and registrar and also handles administration of our stock options. We engaged BNY Mellon Shareowner Services to help us solicit proxies in connection with our annual meetings. Until its expiration in November 2009, BNY Mellon Shareowner Services was the rights agent under our Shareholder Rights Plan.

Environmental

We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $3.0 million at January 3, 2010 and $2.9 million at December 28, 2008. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period. See also our environmental risk factor disclosure beginning at page 31.

For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 44% of total sales in 2009, 40% of total sales in 2008 and 41% of total sales in 2007. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 33%, 29% and 30% of total sales for 2009, 2008 and 2007, respectively. See also our government contracts risks factor disclosure beginning at page 18.

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

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 3, 2010 and December 28, 2008:

Reserves and Valuation Accounts (a)

	2009	2008
	(In millions)

Allowance for doubtful accounts	$2.9	$3.2
LIFO reserves	$25.3	$26.5
Other inventory reserves	$31.2	$31.6
Aircraft product liability reserves(b)	$44.7	$39.6
Workers’ compensation and general liability reserves(b)	$10.8	$12.0
Warranty reserves(b)	$15.9	$14.0
Environmental reserves(b)	$3.0	$2.9
Other accrued liability reserves(b)	$7.2	$20.6

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities and other long-term liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2009	2008	2007

Balance at beginning of year	$14.0	$11.4	$11.4
Accruals for product warranties charged to expense	9.6	9.0	7.4
Cost of product warranty claims	(7.7)	(8.7)	(7.6)
Acquisitions	—	2.3	0.2

Balance at year-end	$15.9	$14.0	$11.4

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

Revenue Recognition

Commercial sales and sales from U.S. Government fixed-price type contracts are generally recorded as shipments are made or as services are rendered. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion method. We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to and paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned.

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes in the current period the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. The Company follows the revenue recognition criteria under Accounting Standards Codification (“ASC”) 605-10-S99-1, Revenue Recognition, (formerly SAB Topic 13.A.3.a, Bill and Hold Arrangements). For our sales to the U.S. Government in 2009, 2008 and 2007, operating income as a percent of sales did not vary by more than 0.7%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 0.7% in 2009, the Company’s operating income would have changed by approximately $4.7 million.

Aircraft Product Liability Reserve

We are currently involved in certain legal proceedings related to aircraft product liability claims. We have accrued an estimate for the probable costs for the resolution of these claims. At January 3, 2010, we have a reserve of $44.7 million for aircraft product liability claims, of which $2.3 million is current. This estimate has been developed in consultation with our insurers, outside counsel handling our defense in these matters, historical experience, the number and nature of claims, the level of annual self-insurance retentions, past payment history and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by specific events occurring in the period, changes in our assumptions, or the effectiveness of our strategies, related to these proceedings. The Company has aircraft and product liability insurance. The current annual self-insurance retention is $17.2 million compared with $20.1 million in 2008. If a significant liability claim or combination of claims were identified, even taking into account insurance coverage, operating profit in a given period could be reduced significantly. Accruals could be made in a given period for amounts up to our annual self-insurance retention. Based on the facts and circumstances of the claims, we have not always accrued amounts up to our annual self-insurance retention. We could incur losses above the aggregate annual policy limit as well. Also, we cannot assure that, for 2010 and in future years, our ability to obtain insurance, or the premiums for such insurance, or the amount of our self-insured retention or reserves will not be negatively impacted by our experience in prior years or other factors. Our current aircraft product liability insurance policy expires in May 2010.

Accounting for Pension Plans

The Company’s accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense is the expected return on plan assets, as well as the assumed discount rate on pension liabilities. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2010 and its assumed discount rate will be 6.25% in 2010. The Company’s long-term expected return on pension assets used in 2009 was 8.25% and the assumed discount rate used in 2009 was 6.25%. The actual rate of return on pension assets was 12.5% in 2009 and a negative 28.2% in 2008. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made after-tax contributions of $71.1 million to its pension benefit plans in 2009 and currently anticipates making an after-tax cash contribution of approximately $22.6 million to its pension benefit plans in 2010, before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. At year-end 2009 the Company has a $160.2 million non-cash reduction to stockholders’ equity and a long-term additional liability of $263.6 million related to its pension plans. At year-end 2008, the Company had a $191.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $315.0 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2009 pension expense:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
	In millions

Increase (decrease) to pension expense resulting from:
Change in discount rate	$(1.9)	$1.9
Change in long-term rate of return on plan assets	$(1.5)	$1.5

See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Accounting for Business Combinations, Goodwill, Acquired Intangible Assets and Other Long-Lived Assets

The Company accounts for goodwill and purchased intangible assets under ASC 80, (formerly SFAS No. 141R, “Business Combinations”). In all acquisitions, the results are generally included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period (generally not longer than twelve months) with the exception of certain adjustments related to income tax uncertainties, the resolution of which may extend beyond the purchase price allocation period.

Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. Based on the annual impairment test completed in the fourth quarter of 2009, no impairment of goodwill or intangible assets with indefinite lives was indicated. The Company estimates the fair value of the reporting units, which are our four business segments, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the net book value of the reporting unit, including goodwill. The development of future revenue and cash flow projections for our business and strategic plan, and the annual impairment test involve significant judgments. Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. However, a 10 percent decrease in the current fair value estimate of each of the Company’s reporting units would not result in a goodwill impairment charge.

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

Our effective tax rates differ from the statutory rate primarily due to the tax impact of the prior year research and development tax credits, state taxes and tax audit settlements. The effective tax rate was 29.4%, 36.4% and 34.1% in fiscal 2009, 2008 and 2007, respectively.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2009		2008
	Unrecognized		Unrecognized
	Tax Benefits	Interest	Tax Benefits	Interest

Beginning of year	$36.8	$0.8	$27.8	$0.5
Increase (decrease) in prior year tax positions	(3.2)	0.4	0.2	0.3
Increase for tax positions taken during the current period	5.0	—	9.8	0.2
Reduction related to settlements with taxing authorities	(12.3)	—	—	—
Reduction related to lapse of the statue of limitations	(1.1)	(0.2)	(1.0)	(0.2)

End of year	$25.2	$1.0	$36.8	$0.8

We recognized interest related to unrecognized tax benefits of $0.9 million and $0.5 million within the provision for income taxes in our statements of operations for fiscal year 2009 and 2008, respectively.

As of January 3, 2010, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. Except for refund claims related to credits for research activities, the Company has substantially concluded on all U.S. federal income tax matters for all years through 2005. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2004.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $2.6 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

Accounting Pronouncements Adopted

In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) ASC. The ASC does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

In May 2009, we adopted ASC 855, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. The Company has evaluated subsequent events through the date of issuance of these financial statements.

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

Effective December 29, 2008, Teledyne adopted the provisions of ASC 80, (formerly SFAS No. 141R, “Business Combinations”). This revised guidance establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. It provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. It applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with an exception related to the accounting for valuation allowances on deferred taxes and acquired tax contingencies related to acquisitions completed before the effective date. The revised guidance also requires adjustments, made after the effective date, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. The adoption of the revised guidance, effective December 29, 2008, did not have a material effect on the Company’s consolidated results of operations or financial position for the acquisitions made prior to its adoption. For any acquisitions completed after our 2008 fiscal year, we expect the revised guidance will have an impact on our consolidated financial statements, however the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions, if any, we consummate. In 2009, Teledyne acquired assets of a marine sensor product line for an initial payment of $1.4 million. Due to the size of the purchase, the revised guidance did not have an impact on the consolidated financial statements.

Effective December 29, 2008, the Company adopted the provisions of ASC 810-10-65 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). The revised guidance establishes new accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parents’ equity. The revised guidance was applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which were applied retrospectively for the prior periods presented. In connection with the adoption, and in compliance with ASC 480 (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”), the Company restated the prior year balance sheet to reflect the fair value of the obligation to purchase the remaining shares of ODI of $24.2 million at fiscal year-end 2008 as redeemable noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the balance sheet. The Company also restated the year-end 2008 balance in retained earnings to reflect a corresponding $24.2 million decrease. Additionally, the Company reclassified noncontrolling interests of $4.1 million, related to ODI, from long-term liabilities at year-end 2008 to redeemable noncontrolling interest on the balance sheet. The Company also reclassified noncontrolling interests of $1.1 million, related to Teledyne Energy Systems, Inc., from long-term liabilities at year-end 2008 to the noncontrolling interest component of the equity section of the balance sheet. In 2009, Teledyne purchased all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million and now owns 100% of ODI. See Footnote 2, “Business Combinations” for a discussion of the ODI acquisition.

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

Safe Harbor Cautionary Statement Regarding Forward-Looking Data

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, taxes and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including continuing disruptions in the global economy, insurance and credit markets, changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our suppliers and customers (including commercial and aviation customers) and availability of credit to our suppliers and customers, and the availability of valve lifters and the cost of the lifter issue at Teledyne Continental Motors, Inc. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices could negatively affect our business units that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Flight restrictions would negatively impact the market for general aviation aircraft piston engines and components. Changes in U.S. Government policy could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the Company participates, including anticipated reductions in the Company’s missile defense engineering services and gas centrifuge service module manufacturing programs.

The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.

While Teledyne’s growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses, retain customers and achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses outside of the United States, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 16 of this Form 10-K under the caption “Risk Factors; Cautionary Statements as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in this Report at page 55 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages 69 through 104. See the “Index to Financial Statements and Related Information” at page 68.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls

Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 3, 2010, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 3, 2010, are effective.

Internal Controls

See Management Statement on page 69 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 70 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 3, 2010, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

Sarbanes-Oxley Disclosure Committee

The Company’s Sarbanes-Oxley Disclosure Committee includes the following members:

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
Robyn E. McGowan, Vice President, Administration, Human Resources and Assistant Secretary
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

In addition to the information set forth under the caption “Executive Management” beginning at page 13 in Part I of this Report, the information required by this item is set forth in the 2010 Proxy Statement under the captions “Item 1 on Proxy Card — Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Report of the Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is set forth in the 2010 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans Information

Except for the table below, the information required by this item is set forth in the 2010 Proxy Statement under the caption “Stock Ownership Information.”

The following table summarizes information with respect to equity compensation plans as of January 3, 2010:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	[excluding securities
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants or Rights	column
Plan Category	(a)	(b)	(a)]

Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	1,016,179	$33.02	—
1999 Non-Employee Director Stock Compensation Plan(1)	300,408	20.74	—
2002 Stock Incentive Plan(1)	1,301,371	29.38	—
2008 Incentive Plan	49,909	32.38	1,391,146	(2)
Employee Stock Purchase Plan(3)	—	—	1,000,000
Equity compensation plans not approved by security holders	—	—	—

Total	2,667,867	$29.85	2,391,146

(1)	The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders, and no additional awards under these plans may be made thereafter.

(2)	The amount includes: up to 56,582 shares of our common stock potentially issuable at January 3, 2010, for the third and final installment under our Performance Share Plan (PSP) for the 2006-2008 performance cycle. A total of 53,834 shares were issued on February 2, 2009 with respect to the first installment thereto and 44,751 shares were issued on February 3, 2010, with respect to the second installment thereto. The amount also includes: up to 103,824 shares of our common stock potentially issuable at January 3, 2010 under our Performance Share Plan (PSP) for the 2009-2011 performance cycle. The shares would be issuable in three equal annual installments beginning in 2012.

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

The information required by this item is set forth in the 2010 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2010 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 68 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 104 of this Report, which is incorporated herein by reference.

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

REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of January 3, 2010, the Company’s internal controls over financial reporting were effective.

Ernst and Young LLP, an independent registered public accounting firm, has issued their report on the effectiveness of Teledyne Technologies’ internal control over financial reporting. Their report appears on page 70 of this Annual Report.

Date: March 2, 2010

/s/  Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: March 2, 2010

/s/  Dale A. Schnittjer
Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Teledyne Technologies Incorporated

We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010 of Teledyne Technologies Incorporated and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of January 3, 2010 and December 28, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at January 3, 2010 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for business combinations and noncontrolling interests. Also, in 2007, the Company changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 2, 2010

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2009	2008	2007

Sales	$1,765.2	$1,893.0	$1,622.3
Costs and Expenses
Cost of sales	1,256.0	1,339.5	1,136.4
Selling, general and administrative expenses	343.2	364.6	323.6

Total costs and expenses	1,599.2	1,704.1	1,460.0

Income before other income and expense and income taxes	166.0	188.9	162.3
Interest and debt expense, net	(4.8)	(10.9)	(12.5)
Other income (expense), net	(0.1)	0.6	2.9

Income before income taxes	161.1	178.6	152.7
Provision for income taxes	47.3	65.0	50.8

Net income before noncontrolling interest	113.8	113.6	101.9
Less: net income attributable to noncontrolling interest	(0.5)	(2.3)	(3.4)

Net income attributable to Teledyne Technologies	$113.3	$111.3	$98.5

Basic earnings per common share	$3.15	$3.14	$2.82

Diluted earnings per common share	$3.10	$3.05	$2.72

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2009	2008

Assets
Cash and cash equivalents	$26.1	$20.4
Accounts receivable, net	245.8	281.4
Inventories, net	189.6	207.0
Deferred income taxes, net	37.4	42.6
Prepaid expenses and other current assets	32.8	41.6

Total current assets	531.7	593.0
Property, plant and equipment, net	206.6	202.6
Deferred income taxes, net	29.9	89.2
Goodwill, net	502.4	502.5
Acquired intangibles, net	109.6	117.0
Other assets, net	41.3	30.2

Total Assets	$1,421.5	$1,534.5

Liabilities and Stockholders’ Equity
Accounts payable	$103.8	$108.2
Accrued liabilities	176.8	202.4
Current portion of long-term debt and capital lease	0.5	1.1

Total current liabilities	281.1	311.7
Long-term debt and capital lease obligations	251.6	332.1
Accrued pension obligation	79.8	227.9
Accrued postretirement benefits	15.7	16.7
Other long-term liabilities	125.9	110.9

Total Liabilities	754.1	999.3
Redeemable noncontrolling interest	—	28.3
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares;
Outstanding shares: 2009 — 36,078,269 and 2008 — 35,926,224	0.4	0.4
Additional paid-in capital	254.7	240.0
Treasury stock	—	—
Retained earnings	583.2	471.2
Accumulated other comprehensive loss	(171.8)	(205.8)

Total Stockholders’ Equity	666.5	505.8
Noncontrolling interest	0.9	1.1

Total Equity	667.4	506.9

Total Liabilities and Stockholders’ Equity	$1,421.5	$1,534.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

						Total
						Teledyne
					Accumulated	Technologies
		Additional			Other	Incorporated
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 31, 2006 (as reported)	$0.3	$188.0	$—	$285.8	$(42.3)	$431.8	$—	$431.8
Adoption of accounting for non controlling interests	—	—	—	(24.2)	—	(24.2)	0.7	(23.5)

Balance, December 31, 2006 (as adjusted)	0.3	188.0	—	261.6	(42.3)	407.6	0.7	408.3
Net income	—	—	—	98.5	—	98.5	3.4	101.9
Cumulative effect of the adoption of FIN No. 48	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	—	0.4	0.4	—	0.4
Minimum pension liability adjustment	—	—	—	—	(19.3)	(19.3)	—	(19.3)

Comprehensive income	—	—		98.3	(18.9)	79.4	3.4	82.8
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(3.2)	(3.2)
Stock option compensation expense	—	6.8	—	—	—	6.8	—	6.8
Exercise of stock options and other, net	0.1	12.1	—	—	—	12.2	—	12.2

Balance, December 30, 2007	0.4	206.9	—	359.9	(61.2)	506.0	0.9	506.9
Net income	—	—	—	111.3	—	111.3	2.3	113.6
Other comprehensive loss, net of tax:
Foreign currency translation gains	—	—	—	—	(23.4)	(23.4)	—	(23.4)
Minimum benefit plan liability adjustment	—	—	—	—	(121.2)	(121.2)	—	(121.2)

Comprehensive loss	—	—	—	111.3	(144.6)	(33.3)	2.3	(31.0)
Reclassification to redeemable noncontrolling interest	—	—	—	—	—	—	(2.1)	(2.1)
Stock option compensation expense	—	7.5	—	—	—	7.5	—	7.5
Exercise of stock options and other, net	—	25.6	—	—	—	25.6	—	25.6

Balance, December 28, 2008	0.4	240.0	—	471.2	(205.8)	505.8	1.1	506.9
Net income	—	—	—	113.3	—	113.3	0.5	113.8
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	—	3.4	3.4	—	3.4
Minimum benefit plan liability adjustment	—	—	—	—	30.6	30.6	—	30.6

Comprehensive income	—	—	—	113.3	34.0	147.3	0.5	147.8
Purchase of redeemable noncontrolling interest	—	4.7	—	(1.3)	—	3.4	(0.7)	2.7
Treasury Stock-purchase	—	—	0.8	—	—	0.8	—	0.8
Treasury Stock-issuance	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Stock option compensation expense	—	5.4	—	—	—	5.4	—	5.4
Exercise of stock options and other, net	—	4.6	—	—	—	4.6	—	4.6

Balance, January 3, 2010	$0.4	$254.7	$—	$583.2	$(171.8)	$666.5	$0.9	$667.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2009	2008	2007

Operating activities
Net income attributable to Teledyne Technologies	$113.3	$111.3	$98.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	44.7	47.3	34.7
Deferred income taxes	64.6	(41.0)	(21.3)
Stock option expense	5.4	7.5	6.8
Noncontrolling interest	0.5	2.3	3.4
Excess income tax benefits from stock options	(0.8)	(10.3)	(3.6)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	36.1	(16.0)	(8.7)
Decrease (increase) in inventories	16.8	(2.3)	(10.2)
Decrease (increase) in prepaid expenses and other assets	4.3	(2.0)	0.8
Decrease (increase) in long-term assets	(5.7)	5.2	(6.9)
Increase (decrease) in accounts payable	(4.7)	(6.1)	8.7
Increase (decrease) in accrued liabilities	(24.8)	25.3	25.0
Decrease (increase) in current income taxes payable, net	5.3	(6.7)	6.3
Increase (decrease) in other long-term liabilities	16.6	(16.2)	17.2
Decrease in accrued postretirement benefits	(0.9)	(6.2)	(1.5)
Increase (decrease) in accrued pension obligation	(117.4)	32.4	17.0
Other operating, net	1.6	(4.1)	0.5

Net cash provided by operating activities	154.9	120.4	166.7

Investing activities
Purchases of property, plant and equipment	(36.2)	(41.9)	(40.3)
Purchase of businesses and other investments, net of cash acquired	(32.5)	(285.1)	(48.1)
Proceeds from sale of assets	—	0.4	0.8

Net cash used by investing activities	(68.7)	(326.6)	(87.6)

Financing activities
Net proceeds from (repayments of) long-term debt	(81.6)	189.9	(88.8)
Purchase of treasury stock	(0.8)	—	—
Issuance of treasury shares for stock options exercised	0.8	—	—
Tax benefit from stock options exercised	0.8	10.3	3.6
Proceeds from exercise of stock options	0.3	13.0	6.5

Net cash provided (used) by financing activities	(80.5)	213.2	(78.7)

Increase in cash and cash equivalents	5.7	7.0	0.4
Cash and cash equivalents — beginning of year	20.4	13.4	13.0

Cash and cash equivalents — end of year	$26.1	$20.4	$13.4

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

Teledyne consists of the operations of the Electronics and Communications segment with operations in the United States, United Kingdom, Mexico, Singapore, China, France and Australia; the Engineered Systems segment with operations in the United States; the Aerospace Engines and Components segment with operations in the United States; and the Energy and Power Systems segment with operations in the United States.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2009 was a 53-week fiscal year and ended on January 3, 2010. Fiscal year 2008 was a 52-week fiscal year and ended on December 28, 2008. Fiscal year 2007 was a 52-week fiscal year and ended on December 30, 2007. References to the years 2009, 2008 and 2007 are intended to refer to the respective fiscal year unless otherwise noted.

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

Revenue Recognition

Commercial sales and revenue from U.S. Government fixed-price type contracts generally are recorded as shipments are made, as services are rendered or in some cases, on a percentage-of-completion basis. Sales under cost-reimbursement contracts are recorded as work is performed. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion method. We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or based upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to be paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Since certain contracts extend over a long period of time, all revisions in cost and revenue estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period that it becomes evident. Sales under cost-reimbursement contracts are recorded as allowable costs are incurred and fees are earned. The Company follows the revenue recognition criteria under Accounting Standards Codification (“ASC”) 605-10-S99-1, Revenue Recognition, (formerly SAB Topic 13.A.3.a, Bill and Hold Arrangements).

Shipping and Handling

Shipping and handling fees charged to customers are classified as revenue while shipping and handling costs retained by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.

Product Warranty and Recall and Replacement Costs

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2009	2008	2007

Balance at beginning of year	$14.0	$11.4	$11.4
Accruals for product warranties charged to expense	9.6	9.0	7.4
Cost of product warranty claims	(7.7)	(8.7)	(7.6)
Acquisitions	—	2.3	0.2

Balance at year-end	$15.9	$14.0	$11.4

The Company establishes reserves for product returns and replacements on a product-specific basis when circumstances giving rise to the return become known. Facts and circumstances related to a return, including where the product affected by the return is located (e.g., the end user, customers’ inventory, or in Teledyne’s inventory) and cost estimates to return, repair and/or replace the product are considered when establishing a product return reserve. The reserve is reevaluated each period and is adjusted when the reserve is either not sufficient to cover or exceeds the estimated product return expenses. The Company recorded a net charge of $1.3 million in 2009 and an $18.0 million charge in 2008 for a product recall and replacement program in the Aerospace Engines and Components segment. The Company had no such charges in 2007.

Research and Development

Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $60.8 million in 2009, $65.6 million in 2008, and $59.7 million in 2007. Costs related to customer-funded research and development contracts were $316.0 million in 2009, $330.2 million in 2008, and $295.4 million in 2007 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

Income Taxes

The Company accounts for income taxes in accordance with Generally Accepted Accounting Principles. Deferred income tax assets and liabilities are determined on the estimated future tax effects of differences between the financial reporting and tax basis of assets and liabilities given the application of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the asset or liability from year to year. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with Generally Accepted Accounting Principles. Income tax positions must meet a more-likely-than-not recognition in order to be recognized in the financial statements. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. As new information becomes available, the assessment of the recognition threshold and the measurement of the associated tax benefit of uncertain tax positions may result in financial statement recognition or derecognition.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2009	2008	2007

Basic earnings per share
Net income attributable to Teledyne Technologies	$113.3	$111.3	$98.5

Weighted average common shares outstanding	36.0	35.5	34.9

Basic earnings per common share	$3.15	$3.14	$2.82

Diluted earnings per share
Net income attributable to Teledyne Technologies	$113.3	$111.3	$98.5

Weighted average common shares outstanding	36.0	35.5	34.9
Dilutive effect of contingently issuable shares	0.6	1.0	1.3

Weighted average diluted common shares outstanding	36.6	36.5	36.2

Diluted earnings per common share	$3.10	$3.05	$2.72

For 2009 and 2008, 910,539 and 194,897 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during 2009 and 2008, respectively. For 2007, no stock options were excluded in the computation of diluted earnings per share.

Stock options to purchase 1.8 million, 2.5 million and 3.0 million shares of common stock at fiscal year-end 2009, 2008, and 2007, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.

In addition 14,135 and 5,902 contingent shares of the Company’s common stock under a compensation plan were excluded from fully diluted shares outstanding for 2009 and 2008, respectively, since performance and other conditions for issuance have not yet been met. No shares were excluded for 2007.

Accounts Receivable

Receivables are presented net of a reserve for doubtful accounts of $2.9 million at January 3, 2010, and $3.2 million at December 28, 2008. Expense recorded for the reserve for doubtful accounts was $0.5 million, $1.0 million, and $2.3 million for 2009, 2008, and 2007, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $11.2 million at January 3, 2010, and $7.6 million at December 28, 2008.

Inventories

Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are stated at cost based on the last-in, first-out method, while the remainder are principally valued on an average cost, or first-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

Property, Plant and Equipment

Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $32.4 million in 2009, $31.5 million in 2008 and $28.3 million in 2007.

Goodwill and Other Intangible Assets

The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2009, no impairment of goodwill or intangible assets was indicated.

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

Accounting Pronouncements Adopted

In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) ASC. The ASC does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

In May 2009, we adopted ASC 855, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), which establishes general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date. Entities are also required to disclose the date through. The Company has evaluated subsequent events through the date of issuance of these financial statements.

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

Effective December 29, 2008, the Company adopted the provisions of ASC 810-10-65 (formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”). The revised guidance establishes new accounting, reporting and disclosure standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and requires the recognition of a noncontrolling interest as equity in the condensed consolidated financial statements and separate from the parents’ equity. The revised guidance was applied prospectively as of the beginning of fiscal year 2009, except for the presentation and disclosure requirements which were applied retrospectively for the prior periods presented. In connection with the adoption, and in compliance with ASC 480 (formerly Emerging Issues Task Force Abstracts Topic No. D-98, “Classification and Measurement of Redeemable Securities”), the Company restated the prior year balance sheet to reflect the fair value of the obligation to purchase the remaining shares of ODI of $24.2 million at fiscal year-end 2008 as redeemable noncontrolling interest and classified the amount as mezzanine equity (temporary equity) on the balance sheet. The Company also restated the year-end 2008 balance in retained earnings to reflect a corresponding $24.2 million decrease. Additionally, the Company reclassified noncontrolling interests of $4.1 million, related to ODI, from long-term liabilities at year-end 2008 to redeemable noncontrolling interest on the balance sheet. The Company also reclassified noncontrolling interests of $1.1 million, related to Teledyne Energy Systems, Inc., from long-term liabilities at year-end 2008 to the noncontrolling interest component of the equity section of the balance sheet. In 2009, Teledyne purchased all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million and now owns 100% of ODI. See Footnote 2, “Business Combinations” for a discussion of the ODI acquisition.

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

Hedging Activities

The Company has not entered into any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2009 or 2008. We have no derivative financial instruments outstanding at January 3, 2010.

Supplemental Cash Flow Information

Cash payments for federal, foreign and state income taxes were $28.1 million for 2009. Tax refunds received in 2009 totaled $32.9 million. Cash payments for federal, foreign and state income taxes were $29.3 million for 2008 which is net of refunds of $0.5 million. Cash payments for federal, foreign and state income taxes were $52.0 million for 2007 which is net of refunds of $0.2 million. Cash payments for interest and credit facility fees totaled $6.5 million, $10.4 million and $12.7 million for 2009, 2008 and 2007, respectively.

Comprehensive Income (Loss)

The Company’s comprehensive income consists of net income, the minimum benefit plan liability adjustment and foreign currency translation adjustments. See Note 12 for a further discussion of the minimum benefit plan liability adjustment. The Company’s comprehensive income was $147.3 million for 2009, compared with comprehensive loss of $33.3 million for 2008 and comprehensive income of $79.4 million for 2007.

The year-end components of accumulated other comprehensive loss are shown in the following table (in millions):

Balance at year end	2009	2008	2007

Foreign currency translation gains (losses)	$(18.5)	$(21.9)	$1.5
Minimum benefit plan liability adjustment(a)	(153.3)	(183.9)	(62.7)

Accumulated other comprehensive loss	$(171.8)	$(205.8)	$(61.2)

(a)	Net of deferred taxes of $99.0 million in 2009, $118.9 million in 2008 and $40.4 million in 2007.

Note 3.  Business Acquisitions, Goodwill and Intangible Assets

The table below summarizes the acquisitions we made during fiscal years 2009, 2008 and 2007. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc. (ODI) for $25.5 million, no other acquisitions have been made in fiscal year 2009.

			Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Primary Location	Sales Volume	Type	Price (2)(3)
					(In millions)

Fiscal Year 2008
Impulse Enterprise (“Impulse”) Manufactures underwater electrical interconnection systems for harsh environments.	December 31, 2007	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0

Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7

SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8

Judson Technologies, LLC (“Judson”) Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.	February 1, 2008	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0

Webb Research Corp. (“Webb”) Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3

Defense business of Filtronic PLC (“Filtronic”) Provides customized microwave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1

Cormon Limited and Cormon Technology Limited (“Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.6	(4)

Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0

Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	5.3

Fiscal Year 2007
D.G. O’Brien, Inc. (“DGO”) Manufactures highly reliable electrical and fiber-optic interconnect systems, primarily for subsea military and offshore oil and gas applications.	March 30, 2007	Seabrook, NH	$26.2 million for its fiscal year ended September 30, 2006	Asset	37.1

Tindall Technologies, Inc. (“Tindall”) Designs and supplies microwave subsystems for defense applications.	June 30, 2007	Sunnyvale, CA	$2.7 million for its fiscal year ended December 31, 2006	Stock	6.2	(5)

(1)	Each of the acquisitions is part of the Electronics and Communications segment.

(2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including adjustments for certain paid acquisition transactions costs.

(3)	We purchased the remaining minority ownership in ODI for $25.5 million in 2009. We also purchased minority ownership in ODI for $38.5 million and $0.9 million in 2008 and 2007, respectively. Also in 2009, we purchased the assets of a marine sensor product line for an initial payment of $1.4 million. We also paid $0.2 million in 2009 related to a prior acquisition. We increased our ownership interest in Aerosance, Inc. to 100% for $0.2 million in 2008. In 2007, we made scheduled payments for two prior acquisitons totaling $4.5 million.

(4)	Reflects the receipt of a final purchase price adjustment of $0.3 million paid in 2009 based on the final closing date net working capital.

(5)	We made a scheduled payment in 2009 of $0.3 million related to this acquisition. Reflects a final purchase price adjustment of $0.3 million paid in 2008 based on the final closing date net working capital.

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

The primary reasons for the above acquisitions was to strengthen and expand our core businesses through adding complementary product and service offerings, allowing greater integrated products and services, enhancing our technical capabilities or increasing our addressable markets. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our businesses and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition.

Teledyne’s goodwill was $502.4 million at January 3, 2010, and $502.5 million at December 28, 2008. Teledyne’s acquired intangible assets were $109.6 million at January 3, 2010, and $117.0 million at December 28, 2008. The decrease in goodwill in 2009 reflected a decrease for foreign currency changes, partially offset by the acquisitions made in fiscal 2009 and an increase for adjustments for acquisitions made prior to fiscal 2009. The decrease in the balance of acquired intangible assets in 2009 resulted from the amortization of acquired intangible assets, a decrease for foreign currency changes and adjustments for the finalization of the intangible valuation.

During 2009, the Company completed the process of specifically identifying the amount to be assigned to intangible assets, as well as certain assets and liabilities for the Webb, Filtronic, Cormon, Odom and Demo acquisitions made in fiscal 2008. The Company completed the purchase price valuation for the Webb acquisition, and as a result, goodwill was decreased by $1.0 million and other acquired intangible assets were increased by $1.1 million. The Company completed the purchase price valuation for the Filtronic acquisition, and as a result, goodwill was increased by $5.2 million, other acquired intangible assets were decreased by $3.7 million and accrued liabilities were increased by $1.5 million. The Company completed the purchase price valuation for the Cormon acquisition, and as a result, goodwill was decreased by $5.1 million and other acquired intangible assets were increased by $5.3 million. The Company completed the purchase price valuation for the Odom acquisition, and as a result, goodwill was decreased by $0.8 million and other acquired intangible assets were increased by $0.8 million. The Company completed the purchase price valuation for the Demo acquisition, and as a result, goodwill was increased by $0.9 million, other acquired intangible assets were decreased by $0.2 million and inventory was decreased by $0.7 million.

The following table shows the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2008, and includes changes resulting from completion in 2009 of the purchase price valuation for certain acquisitions (in millions):

				Acquired
		Purchase	Goodwill	Intangible
Acquisition Date	Name	Price	Acquired	Assets

December 31, 2007	Impulse	$35.0	$15.3	$16.2
December 31, 2007	Storm	47.7	31.4	10.0
January 31, 2008	TSS	54.8	28.6	23.0
February 1, 2008	Judson	27.0	13.9	7.9
July 7, 2008	Webb	24.3	13.6	8.1
August 15, 2008	Filtronic	24.1	9.8	2.8
August 16, 2008	Cormon	20.9	11.9	8.3
December 19, 2008	Odom	7.0	4.5	2.3
December 24, 2008	Demo	5.3	4.0	1.0

		$246.1	$133.0	$79.6

Goodwill resulting from the acquisitions made in fiscal 2008 and 2009 will be deductible for tax purposes, except for the Storm and Demo acquisitions.

The following table summarizes the changes in the carrying value of goodwill (in millions):

			Aerospace	Energy
	Electronics and	Engineered	Engines and	and Power
	Communications	Systems	Components	Systems	Total

Balance at December 30, 2007	$335.1	$15.8	$0.7	$—	$351.6
Current year acquisitions, including ODI	165.9	—	0.3	—	166.2
Impact of foreign currency changes	(10.7)	—	—	—	(10.7)
Adjustment to prior year acquisitions(a)	(4.6)	—	—	—	(4.6)

Balance at December 28, 2008	485.7	15.8	1.0	—	502.5
Current year acquisitions	1.0	—	—	—	1.0
Impact of foreign currency changes	1.8	—	—	—	1.8
Adjustment to prior year acquisitions(b)	(2.9)	—	—	—	(2.9)

Balance at January 3, 2010	$485.6	$15.8	$1.0	$—	$502.4

(a)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2008.

(b)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2009.

The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2009			2008
	Gross		Net	Gross		Net
	carrying	Accumulated	Carrying	carrying	Accumulated	Carrying
	amount	amortization	Amount	amount	amortization	Amount

Other acquired intangible assets:
Proprietary Technology	$70.7	$25.0	$45.7	$70.5	$17.0	$53.5
Customer List/Relationships	38.4	12.8	25.6	37.9	8.4	29.5
Patents	0.7	0.5	0.2	0.7	0.4	0.3
Non-compete agreements	1.0	0.7	0.3	0.9	0.6	0.3
Trademarks	7.0	7.0	—	3.2	0.5	2.7
Backlog	3.3	0.8	2.5	8.0	7.4	0.6

Oher acquired intangible assets subject to amortization	$121.1	$46.8	$74.3	$121.2	$34.3	$86.9
Oher acquired intangible assets not subject to amortization
Trademarks	35.3	—	35.3	30.1	—	30.1

Total other acquired intangible assets:	$156.4	$46.8	$109.6	$151.3	$34.3	$117.0

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 20 years. The Company recorded $12.4 million and $15.8 million in amortization expense in 2009 and 2008, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2010 — $12.7; 2011 — $11.9; 2012 — $10.3; 2013 — $8.9; 2014 — $8.8.

The estimated remaining useful lives by asset category as of January 3, 2010, are as follows:

Weighted
average
remaining
useful life
Intangibles subject to amortization	in years

Proprietary Technology	5.8
Customer List/Relationships	6.0
Patents	3.9
Non-compete agreements	1.6
Trademarks	11.7
Total intangibles subject to amortization	5.9

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2008 (in millions):

Current assets, excluding cash acquired	$61.6
Property, plant and equipment	17.8
Goodwill	133.0
Intangible assets	79.6

Total assets acquired	292.0

Current liabilities, including short-term debt	34.1
Other long-term liabilities	11.8

Total liabilities assumed	45.9

Purchase price, net of cash acquired	$246.1

The following table summarizes the intangible assets acquired as part of the acquisitions made in 2008 (dollars in millions):

		Weighted average
	Intangible	useful life
	assets	in years

Intangibles assets not subject to amortization:
Goodwill	$133.0	n/a

Trademarks	$23.7	n/a

Intangibles assets subject to amortization:
Proprietary Technology	$31.3	8.4
Customer List/Relationships	21.9	7.2
Trademarks	0.1	0.2
Backlog	2.6	0.7

	$55.9	5.5

Note 4.  Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at January 3, 2010, approximated the carrying value of $240.0 million. The estimated fair value of Teledyne’s long-term debt at December 28, 2008, approximated the carrying value of $326.0 million. The estimated fair value of Teledyne’s long-term debt at December 30, 2007, approximated the carrying value of $138.0 million.

The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5.  Accounts Receivable

Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2009	2008

U.S. Government and prime contractors contract receivables:
Billed receivables	$20.9	$28.1
Unbilled receivables	42.8	39.4
Commercial and other receivables	185.0	217.1

	248.7	284.6
Reserve for doubtful accounts	(2.9)	(3.2)

Total accounts receivable, net	$245.8	$281.4

The billed contract receivables from the U.S. Government and prime contractors contain $11.7 million and $17.9 million at January 3, 2010 and December 28, 2008, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $31.1 million and $22.4 million at January 3, 2010 and December 28, 2008, respectively, due to long-term contracts.

Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6.  Inventories

Inventories consisted of the following (in millions):

	Balance at year-end
	2009	2008

Raw materials and supplies	$107.5	$89.8
Work in process	100.4	125.8
Finished goods	15.9	22.2

Total inventories at cost, net	223.8	237.8
LIFO reserve	(25.3)	(26.5)
Progress payments	(8.9)	(4.3)

Total inventories, net	$189.6	$207.0

Inventories at cost determined on the last-in, first-out method were $117.3 million at January 3, 2010, and $126.2 million at December 28, 2008. The remainder of the inventories using average cost or the first-in, first-out methods, were $106.5 million at January 3, 2010, and $111.6 million at December 28, 2008.

The Company recorded LIFO income of $1.2 million in 2009, LIFO expense of $0.9 million in 2008 and LIFO expense of $1.3 million in 2007.

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $31.2 million and $30.2 million at January 3, 2010, and December 28, 2008, respectively. The reserve for excess, slow moving and obsolete inventory at December 28, 2008 reflected reserves of $6.2 million acquired as part of the acquisitions made in 2008.

Inventories, before progress payments, related to long-term contracts were $20.8 million and $24.0 million at January 3, 2010, and December 28, 2008, respectively. Progress payments related to long-term contracts were $1.5 million and $0.8 million at January 3, 2010 and December 28, 2008, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7.  Supplemental Balance Sheet Information

Property, plant and equipment were as follows (in millions):

Balance at year-end	2009	2008

Land	$21.3	$20.9
Buildings	106.6	96.8
Equipment and software	354.6	329.7

	482.5	447.4
Accumulated depreciation and amortization	(275.9)	(244.8)

Total property, plant and equipment, net	$206.6	$202.6

Other long-term assets included amounts related to deferred compensation of $26.7 million and $18.6 million at January 3, 2010 and December 28, 2008, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $76.0 million and $77.8 million at January 3, 2010 and December 28, 2008, respectively. Accrued liabilities also included customer related deposits and credits of $30.8 million and $42.4 million at January 3, 2010 and December 28, 2008, respectively, and a product replacement reserve of $5.0 million and $15.8 million at January 3, 2010, and December 28, 2008, respectively. Other long-term liabilities included aircraft product liability reserves of $42.4 million and $37.1 million at January 3, 2010 and December 28, 2008, respectively, and deferred compensation liabilities of $26.7 million and $19.2 million at January 3, 2010 and December 28, 2008, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

Note 8.  Stockholders’ Equity

The following is an analysis of Teledyne’s common stock share activity:

Balance, December 31, 2006	34,719,700
Stock options exercised and other	430,417

Balance, December 30, 2007	35,150,117
Stock options exercised and other	776,107

Balance, December 28, 2008	35,926,224
Stock options exercised and other	152,253

Balance, January 3, 2010	36,078,477

Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Preferred Stock

Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2009, 2008 or 2007.

Stockholder Rights Plan

On November 12, 1999, the Company’s Board of Directors unanimously adopted a stockholder rights plan under which preferred share purchase rights were distributed as a dividend on each share of Teledyne’s Common Stock distributed to ATI’s stockholders in connection with the spin-off and each share to become outstanding between the effective date of the spin-off and the earliest of the distribution date, redemption date and final expiration date. The rights expired on November 12, 2009.

Stock Incentive Plan

Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. Stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10 year life.

The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2009 were similar to those used in estimating the fair value of stock options granted in 2008 and 2007. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $5.4 million, $7.5 million, and $6.8 million for stock option expense, for 2009, 2008 and 2007, respectively. The Company issues shares of common stock upon the exercise of stock options.

The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options extended to the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2009, 2008 and 2007:

For the year	2009	2008	2007

Expected dividend yield	—	—	—
Expected volatility	38.8%	34.7%	33.0%
Risk-free interest rate	2.1%	3.3%	4.9%
Expected lives	5.6	5.6	5.6

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2009, 2008 and 2007 was $10.02, $19.35 and $15.54, respectively.

Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,339,970	$30.39	2,702,157	$24.71	2,537,559	$20.97
Granted	—	$—	356,298	$50.81	533,153	$39.48
Exercised	(76,517)	$12.83	(693,197)	$18.66	(345,487)	$18.82
Canceled or expired	(14,403)	$28.04	(25,288)	$31.91	(23,068)	$24.46

Ending balance	2,249,050	$30.40	2,339,970	$30.39	2,702,157	$24.71

Options exercisable at year-end	1,879,554	$27.29	1,513,815	$23.39	1,752,624	$18.90

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 3, 2010 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$9.67-$10.00	23,832	$9.67	0.1	23,832	$9.67
$10.01-$20.00	738,518	$16.72	2.8	738,518	$16.72
$20.01-$30.00	322,091	$26.93	5.0	322,091	$26.93
$30.01-$40.00	827,970	$36.26	6.7	678,907	$35.56
$40.01-$50.00	2,000	$45.41	7.4	1,335	$45.41
$50.01-$59.05	334,639	$50.85	8.1	114,871	$50.85

	2,249,050	$30.40	5.3	1,879,554	$27.29

Non-Employee Director Stock Compensation Plan

Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 year life.

Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	392,002	$25.53	348,266	$22.44	301,186	$19.32
Granted	42,483	$30.66	43,736	$50.15	48,271	$41.59
Exercised	(15,668)	$9.26	—	$—	(1,191)	$10.08

Ending balance	418,817	$26.66	392,002	$25.53	348,266	$22.44

Options exercisable at year-end	378,974	$26.24	348,266	$22.44	299,995	$19.36

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 3, 2010 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$8.37-$10.00	19,108	$9.21	2.9	19,108	$9.21
$10.01-$20.00	173,719	$15.15	3.1	172,753	$15.14
$20.01-$30.00	66,842	$26.46	6.1	59,965	$26.87
$30.01-$40.00	85,148	$34.24	7.8	53,148	$35.08
$40.01-$50.00	38,000	$45.79	7.4	38,000	$45.79
$50.01-$53.76	36,000	$53.76	8.4	36,000	$53.76

	418,817	$26.66	5.4	378,974	$26.24

The total pretax intrinsic value of options exercised during 2009 and 2008 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $1.9 million and $26.8 million, respectively. At January 3, 2010, the intrinsic value of stock options outstanding was $27.0 million and the intrinsic value of stock options exercisable was $26.8 million. During 2009 and 2008, the amount of cash received from the exercise of stock options was $1.1 million and $13.0 million, respectively.

At January 3, 2010, there was $2.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years.

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

In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on the performance over the three-year period, 53,834 shares were issued in 2009, 44,751 shares were issued in February 2010 and 56,582 shares are expected to be issued in 2011.

In January 2009, the performance cycle for the three-year period ending January 1, 2012 was set. Based on the estimated performance over the three-year period, an aggregate of 103,824 shares are expected to be issued in three equal installments during 2012, 2013 and 2014.

The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $2.5 million, $3.9 million and $5.3 million in compensation expense related to the PSP program for fiscal years 2009, 2008 and 2007, respectively. At January 3, 2010, based on estimated performance over the three year period, there was $5.0 million in unrecognized compensation cost related to the PSP program.

Restricted Stock Award Program

Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. Under the 2007 to 2009 and 2008 to 2010 and 2009 to 2011 performance periods an aggregate of 101,340 shares of restricted stock were issued and outstanding at year-end 2009.

The following table summarizes Teledyne’s restricted stock activity:

		Weighted
		average
		fair value
	Shares	per share

Balance, December 31, 2006	130,450	$25.45
Granted	34,223	$27.71
Issued	(52,368)	$19.18

Balance, December 30, 2007	112,305	$25.76
Granted	27,913	$37.89
Issued	(39,270)	$28.54

Balance, December 28, 2008	100,948	$28.04
Granted	39,204	$30.97
Issued	(37,100)	$21.24
Forfeited/Canceled	(1,712)	$21.24

Balance, January 3, 2010	101,340	$31.77

The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $1.1 million, $0.9 million and $1.0 million in compensation expense related to the restricted stock award program for fiscal years 2009, 2008 and 2007, respectively. At January 3, 2010, there was $1.1 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 9.  Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of the Company’s directors was a former chief executive officer and director of Mellon Financial Corporation. The Bank of New York Mellon Corporation is one of 13 lenders under the Company’s $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, serves as our transfer agent and registrar, as well as handles administration of our stock options. We engaged BNY Mellon Shareowner Services to help us solicit proxies in connection with our annual meetings. Until its expiration in November 2009, BNY Mellon Shareowner Services was the rights agent under our Shareholder Rights Plan.

Note 10.  Long-Term Debt

At January 3, 2010, Teledyne had $240.0 million in long-term debt outstanding. At December 28, 2008, Teledyne had $326.0 million in long-term debt outstanding.

In February 2008, Teledyne Technologies entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility has lender commitments of $590.0 million and expires in July 2011. At year-end 2009, we had $336.3 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the LIBOR, plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 3, 2010, the Company was in compliance with these covenants. We also have a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at year-end 2009 includes $240.0 million outstanding under the $590.0 million credit facility. No amounts were outstanding under the uncommitted bank facility at January 3, 2010. The Company also has a $12.1 million outstanding under capital leases, of which $0.5 million is current. At year-end 2009, Teledyne had $13.7 million in outstanding letters of credit.

Total interest expense including credit facility fees and other bank charges was $5.1 million in 2009, $11.7 million in 2008 and $13.1 million in 2007.

At January 3, 2010 and December 28, 2008, long-term debt consisted of the following (in millions):

	2009	2008

Revolving credit facility, weighted average rate of 0.9% at January 3, 2010	$240.0	$326.0
Other unsecured debt due through 2009 at varying rates	—	0.6

Total	240.0	326.6
Less:
Current portion	—	(0.6)

Total long-term debt	$240.0	$326.0

No minimum principal payments on long-term debt are required until July 2011.

Note 11.  Income Taxes

Provision for income taxes was as follows (in millions):

	2009	2008	2007

Current
Federal	$(2.8)	$30.1	$46.2
State	2.1	6.7	7.9
Foreign	3.5	4.2	2.5

Total current	2.8	41.0	56.6

Deferred
Federal	37.2	20.0	(4.8)
State	7.3	4.0	(1.0)

Total deferrred	44.5	24.0	(5.8)

Provision for income taxes	$47.3	$65.0	$50.8

Income before income taxes included income from domestic operations of $148.6 million for 2009, $167.5 million for 2008 and $144.6 million for 2007. In 2009, 2008 and 2007, Teledyne reversed income tax contingency reserves of $1.2 million, $0.8 million and $1.1 million, respectively. These reserves were determined to be no longer needed due to the expiration of applicable statutes of limitations. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.2	4.2	3.9
Research and development tax credits	(9.8)	(1.4)	(2.9)
Qualified production activity deduction	(0.6)	(1.4)	(1.6)
Other	0.6	—	(1.1)

Effective income tax rate	29.4%	36.4%	33.3%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.6 million existed against deferred tax assets for 2009. A valuation allowance of $0.6 million existed against deferred tax assets for 2008. A valuation allowance of $0.8 million existed against deferred tax assets for 2007.

Teledyne had net deferred tax assets of $67.3 million at the end of 2009 and $131.8 million at the end of 2008. The amount of future taxable income required to realize the deferred tax assets was $171.5 million and $335.5 million, respectively.

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2009	2008

Deferred income tax assets:
Current
Reserves	$20.7	$22.4
Inventory valuation	9.0	9.9
Accrued vacation	9.4	10.3
Long-term
Postretirement benefits other than pensions	7.0	9.1
Reserves	21.6	20.8
Deferred compensation and other benefit plans	40.6	96.4
Other items	4.0	0.9

Total deferred income tax assets	112.3	169.8

Deferred income tax liabilities:
Current
Other items	1.7	1.8
Long-term
Property, plant and equipment differences	12.2	10.3
Intangible amortization	29.3	25.9
Other items	1.8	—

Total deferred income tax liabilities	45.0	38.0

Net deferred income tax assets	$67.3	$131.8

Additional paid in capital was credited $0.8 million in 2009, $10.3 million in 2008 and $3.6 million in 2007 for the tax benefit resulting from the exercise of stock options.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2009		2008
	Unrecognized		Unrecognized
	Tax Benefits	Interest	Tax Benefits	Interest

Beginning of year	$36.8	$0.8	$27.8	$0.5
Increase (decrease) in prior year tax positions	(3.2)	0.4	0.2	0.3
Increase for tax positions taken during the current period	5.0	—	9.8	0.2
Reduction related to settlements with taxing authorities	(12.3)	—	—	—
Reduction related to lapse of the statue of limitations	(1.1)	(0.2)	(1.0)	(0.2)

End of year	$25.2	$1.0	$36.8	$0.8

We recognized interest related to unrecognized tax benefits of $0.9 million and $0.5 million within the provision for income taxes in our statements of operations for fiscal year 2009 and 2008, respectively. Interest in the amount of $1.0 million was recognized in the 2009 statement of financial position. As of January 3, 2010, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. Except for refund claims related to credits for research activities, the Company has substantially concluded on all U.S. federal and California income tax matters for all years through 2005. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2004.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $2.6 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

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

As of the spin-off date, Teledyne assumed the existing defined benefit plan obligations for all of Teledyne’s employees, both active and inactive, at its companies that perform government contract work and for Teledyne’s active employees at its companies that do not perform government contract work. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The plan was closed to all union new hires as of February 2007.

Teledyne’s pension expense was $22.5 million in 2009 of which $12.4 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts compared with pension expense of $9.6 million in 2008 of which $9.8 million was recoverable in accordance with CAS and pension expense of $11.9 million in 2007 of which $10.2 million was recoverable in accordance with CAS. Teledyne made pretax contributions to its pension plans of $117.0 million in 2009 and $58.7 million in 2008, prior to any recovery from the U.S. Government. The Company anticipates making total pretax contributions, before any recovery from the U.S. Government, of approximately $37.0 million to its pension plan in 2010.

The Company’s contribution associated with 401(k) plans were $7.4 million, $7.5 million and $5.6 million, for 2009, 2008 and 2007, respectively.

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period pension benefit income/expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2009, 2008 and 2007 (in millions):

	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Service cost — benefits earned during the period	$14.8	$17.1	$16.6	$0.1	$0.1	$0.1
Interest cost on benefit obligation	40.1	38.4	36.8	1.1	1.4	1.5
Expected return on plan assets	(48.6)	(49.7)	(46.9)	—	—	—
Amortization of prior service cost	0.4	0.7	1.6	(0.5)	(0.5)	(0.5)
Recognized actuarial (gain) loss	15.8	3.1	3.8	(1.3)	(0.8)	(0.7)

Net periodic benefit (income) expense	$22.5	$9.6	$11.9	$(0.6)	$0.2	$0.4

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension and postretirement benefit plans (in millions):

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Changes in benefit obligation:
Benefit obligation — beginning of year	$667.8	$655.6	$18.9	$25.1
Service cost — benefits earned during the year	14.8	17.1	0.1	0.1
Interest cost on projected benefit obligation	40.1	38.4	1.1	1.4
Actuarial (gain) loss	(19.7)	(12.0)	(0.9)	(6.2)
Benefits paid	(33.7)	(32.2)	(1.6)	(1.5)
Plan amendments	—	0.9	—	—

Benefit obligation — end of year	$669.3	$667.8	$17.6	$18.9

Accumulated benefit obligation — end of year	$633.2	$611.3

The measurement date for the Company’s pension and postretirement plans is December 31.

The following table presents the estimated future benefit payments for the Company’s pension and postretirement plans (in millions):

	Pension	Postretirement
	Plan	Benefit Plan

2010	$38.7	$1.9
2011	40.7	1.9
2012	42.7	1.9
2013	44.5	1.8
2014	46.6	1.8
2015-2019	259.4	8.9

Total	$472.6	$18.2

The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Pension Benefits
	2009	2008

Changes in plan assets:
Fair value of plan assets — beginning of year	$436.0	$577.5
Actual return on plan assets	64.0	(169.0)
Employer contribution — defined benefit plan	117.0	58.7
Employer contribution — other benefit plan	1.2	1.0
Benefits paid	(33.7)	(32.2)

Fair value of net plan assets — end of year	$584.5	$436.0

	Plan Assets % to Total
	2009	2008

Equity instruments	54.0%	55.0%
Domestic fixed income instruments	46.0%	44.0%
Cash	—	1.0%

Total	100.0%	100.0%

The Company has an active management policy for a portion of its pension assets. The investment policy includes a target allocation percentage of 70% in equity instruments and 30% in domestic fixed income instruments. The balance in equity instruments can range from 45% to 75% before rebalancing is required under the Company’s policy.

The plan’s investments are stated at fair value. A total of $377.3 million in plan investments are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $212.2 million in plan investments are considered a level 2 fair value hierarchy and are valued based on observable market data. The plan has no investments that would be considered a level 3 fair value hierarchy.

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

The following assumptions were used to determine the benefit obligation and the net benefit cost:

For the year	2009	2008	2007

Weighted average discount rate	6.25%	6.00%	6.00%
Weighted average increase in future compensation levels	3.50%	3.66%	3.66%
Expected weighted-average long-term rate of return	8.25%	8.50%	8.50%

The Company is projecting a long-term rate of return on plan assets of 8.25% in 2010. The discount rate used in determining the benefit obligations is expected to be 6.25% in 2010 and the expected weighted average increase in future compensation levels is 3.50%.

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the pension and postretirement plans at year-end 2009 and 2008 (in millions):

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008

Funded status	$(84.8)	$(231.8)	$(17.6)	$(18.9)
Unrecognized prior service cost	1.8	2.2	(2.3)	(2.9)
Unrecognized net (gain) loss	261.8	312.7	(9.0)	(9.3)

Prepaid (accrued) benefit cost	$178.8	$83.1	$(28.9)	$(31.1)

Accrued pension obligation (long-term)	$(79.8)	$(227.9)	$—	$—
Accrued pension obligation (short-term)	(2.0)	(0.8)	—	—
Accrued postretirement benefits (long-term)	—	—	(15.7)	(16.7)
Accrued postretirement benefits (short-term)	—	—	(1.9)	(2.2)
Accumulated other comprehensive income	263.6	315.0	(11.3)	(12.2)
Other liabilities	(3.0)	(3.2)	—	—

Net amount recognized	$178.8	$83.1	$(28.9)	$(31.1)

At year-end 2009 the Company had a $153.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $252.3 million. At year-end 2008, the Company had a $183.9 million non-cash reduction to stockholders’ equity and a long-term additional liability of $302.8 million. The adjustments to equity did not affect net income and are recorded net of deferred taxes.

At January 3, 2010, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit cost for the pension plans are: net loss $261.8 million and net prior service cost $1.8 million. At January 3, 2010, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $9.0 million and net prior service cost $2.3 million.

At January 3, 2010, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2010 for the pension plans are: net loss $7.8 million and net prior service cost $0.4 million. At January 3, 2010, the estimated amounts in the minimum liability expected to be recognized as components of net periodic benefit income during 2010 for the retiree medical plans are: net gain $1.2 million and net prior service cost $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 8.0% in 2010 and was assumed to decrease to 5.0% by the year 2013 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by $0.1 million for 2009 and would result in an increase in the postretirement benefit obligation by $0.8 million at January 3, 2010. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by $0.1 million for 2009 and would result in a decrease in the postretirement benefit obligation by $0.7 million at January 3, 2010.

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

Information on the Company’s business segments was as follows (in millions):

	2009	2008	2007

Sales
Electronics and Communications	$1,232.2	$1,276.6	$1,071.6
Engineered Systems	347.0	361.2	301.7
Aerospace Engines and Components	113.1	171.0	180.7
Energy and Power Systems	72.9	84.2	68.3

Total sales	$1,765.2	$1,893.0	$1,622.3

	2009	2008	2007

Income before taxes
Electronics and Communications	$163.9	$183.0	$143.2
Engineered Systems	31.5	35.0	26.2
Aerospace Engines and Components	(5.4)	(9.7)	19.2
Energy and Power Systems	3.3	10.2	6.3

Segment operating profit and other segment income	193.3	218.5	194.9
Corporate expense	(27.3)	(29.6)	(32.6)
Interest and debt expense, net	(4.8)	(10.9)	(12.5)
Other income (expense), net	(0.1)	0.6	2.9

Income before taxes	$161.1	$178.6	$152.7

	2009	2008	2007

Depreciation and amortization
Electronics and Communications	$39.1	$41.8	$29.0
Engineered Systems	1.8	1.6	1.5
Aerospace Engines and Components	2.2	2.3	2.7
Energy and Power Systems	1.4	1.5	1.4
Corporate	0.2	0.1	0.1

Total depreciation and amortization	$44.7	$47.3	$34.7

	2009	2008	2007

Capital expenditures
Electronics and Communications	$29.9	$33.8	$33.7
Engineered Systems	1.8	2.2	1.5
Aerospace Engines and Components	2.7	3.7	3.5
Energy and Power Systems	1.8	2.1	1.0
Corporate	—	0.1	0.6

Total capital expenditures	$36.2	$41.9	$40.3

	2009	2008	2007

Identifiable assets
Electronics and Communications	$1,129.6	$1,184.5	$861.4
Engineered Systems	74.6	91.3	79.3
Aerospace Engines and Components	66.8	58.1	66.2
Energy and Power Systems	25.0	30.2	27.2
Corporate	125.5	170.4	125.3

Total identifiable assets	$1,421.5	$1,534.5	$1,159.4

Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2009	2008	2007

Electronics and Communications	$420.0	$386.0	$334.4
Engineered Systems	307.5	322.4	298.0
Energy and Power Systems	50.3	46.1	32.1

Total U.S. Government sales	$777.8	$754.5	$664.5

Sales to the U.S. Government included sales to the Department of Defense of $590.5 million in 2009, $557.1 million in 2008, and $481.5 million in 2007. Total sales to international customers were $455.8 million in 2009, $450.3 million in 2008, and $362.7 million in 2007. Of these amounts, sales by operations in the United States to customers in other countries were $394.6 million in 2009, $329.4 million in 2008, and $315.1 million in 2007. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. More than 95 percent of our total sales were made by our operations located in the United States. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14.  Lease Commitments

The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $11.6 million at January 3, 2010. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.

At January 3, 2010, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2010	$1.1	$17.2
2011	1.2	13.5
2012	1.1	10.7
2013	1.1	9.0
2014	1.1	8.4
Thereafter	12.2	24.4

Total minimum lease payments	17.8	$83.2

Less:
Imputed interest	(5.7)
Current portion	(0.5)

Present value of minimum capital lease payments, net of current portion	$11.6

The 2009 property, plant and equipment accounts included $12.2 million of property leased under capital leases and $1.2 million of related accumulated depreciation. The 2008 property, plant and equipment accounts included $6.3 million of property leased under capital leases and $0.6 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $21.0 million in 2009, $20.9 million in 2008, and $17.8 million in 2007.

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

At January 3, 2010, the Company’s reserves for environmental remediation obligations totaled $3.0 million, of which approximately $0.3 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $17.2 million. The Company’s current aircraft product liability insurance policy expires in May 2010.

Note 16.  Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2009(a)
Sales	$440.3	$441.1	$429.4	$454.4
Gross profit	$126.5	$127.3	$125.2	$130.2
Net income attributable to Teledyne Technologies(b)	$20.8	$25.2	$35.1	$32.2
Basic earnings per share	$0.58	$0.70	$0.98	$0.89
Diluted earnings per share	$0.57	$0.69	$0.96	$0.88

(a)	Fiscal year 2009 was a 53-week year, each quarter contained 13 weeks, except for the fourth quarter which contained 14 weeks.

(b)	Includes research and development tax credits of $14.3 million of which $8.2 million was recorded in the third quarter and $6.1 million was recorded in the fourth quarter. Includes the reversal of $1.2 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations, of which $1.1 million was recorded in the third quarter and $0.1 million was recorded in the fourth quarter. Includes additional tax expense of $0.5 million, primarily related to the impact of California income tax law changes, of which $0.3 million was recorded in the first quarter and $0.2 million was recorded in the fourth quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2008(a)
Sales	$451.8	$478.8	$497.6	$464.8
Gross profit	$136.5	$147.9	$149.1	$120.0	(c)
Net income attributable to Teledyne Technologies(b)	$27.9	$32.6	$30.9	$19.9
Basic earnings per share	$0.79	$0.92	$0.87	$0.56
Diluted earnings per share	$0.77	$0.89	$0.84	$0.54

(a)	Fiscal year 2008 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes research and development tax credits of $2.5 million of which $1.3 million was recorded in the first quarter and $1.2 million was recorded in the fourth quarter. Includes the third quarter reversal of $0.8 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations.

(c)	Includes an $18.0 million pretax charge for a product recall and replacement program.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 3, 2010, December 28, 2008 and December 30, 2007
(In millions)

		Additions
	Balance at	Charged to
	beginning of	costs and			Balance at end
Description	period	expenses	Acquisitions	Deductions(a)	of period

Fiscal 2009
Reserve for doubtful accounts	$3.2	0.5	—	(0.8)	$2.9
Aircraft product liability reserve	$39.6	11.8	—	(6.7)	$44.7
Product recall and replacement reserve	$15.8	1.3	—	(12.1)	$5.0
Environmental reserves	$2.9	1.2	—	(1.1)	$3.0
Fiscal 2008
Reserve for doubtful accounts	$4.6	0.7	0.3	(2.4)	$3.2
Aircraft product liability reserve	$53.8	11.8	—	(26.0)	$39.6
Product recall and replacement reserve	$—	15.8	—	—	15.8
Environmental reserves	$4.4	(0.5)	—	(1.0)	$2.9
Fiscal 2007
Reserve for doubtful accounts	$2.7	2.3	—	(0.4)	$4.6
Aircraft product liability reserve	$46.9	12.0	—	(5.1)	$53.8
Environmental reserves	$5.1	(0.5)	—	(0.2)	$4.4

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 2, 2010.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian		Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2010

/s/ Dale A. Schnittjer Dale A. Schnittjer		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2010

/s/ Susan L. Main Susan L. Main		Vice President and Controller (Principal Accounting Officer)	March 2, 2010

* Roxanne S. Austin		Director	March 2, 2010

* Frank V. Cahouet		Director	March 2, 2010

* Charles Crocker		Director	March 2, 2010

* Kenneth C. Dahlberg		Director	March 2, 2010

* Simon M. Lorne		Director	March 2, 2010

* Paul D. Miller		Director	March 2, 2010

* Michael T. Smith		Director	March 2, 2010

* Wesley W. von Schack		Director	March 2, 2010

*By:	/s/ Melanie S. Cibik Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.9	Fourth Amended and Restated Employment Agreement, dated as of January 21, 2009, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.10	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Rex Geveden (filed herewith)†*
10.11	Form of Amendment to the Change of Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†
10.12	Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295)†

Exhibit
No.	Description

10.13	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295))†
10.14	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.15	Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007)†
10.16	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†
10.17	Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†
10.18	Form of Restricted Stock Award Agreement — January 22, 2008 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 1-15295))†
10.19	Form of Restricted Stock Award Agreement — January 20, 2009 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.20	Form of Restricted Stock Award Agreement under the 2008 Incentive Award Plan†*
10.21	Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.22	Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.23	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 14, 2006 (File No. 1-15295))
10.24	First Amendment to the Amended and Restated Credit Agreement, dated as of February 8, 2008, by and among Teledyne Technologies Incorporated, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 8, 2008 (File No. 1-15295))
10.25	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†
10.26	Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†.
10.27	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No. 1-15295))†.

Exhibit
No.	Description

14.1	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.2	Code of Ethics for Financial Executives — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.3	Directors Code of Business Conduct and Ethics — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney — Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.