Form 10-Q
period 2010-04-04
TELEDYNE TECHNOLOGIES INC
filed 2010-05-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, $.01 par value per share	36,225,486 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 4, 2010 AND MARCH 29, 2009
(Unaudited — Amounts in millions, except per-share amounts)

	Three Months
	2010	2009
Net sales	$439.2	$440.3
Costs and expenses
Cost of sales	312.2	313.8
Selling, general and administrative expenses	87.1	91.2

Total costs and expenses	399.3	405.0

Income before other income and expense and income taxes	39.9	35.3
Other income, net	0.7	0.4
Interest and debt expense, net	(1.0)	(1.1)

Income before income taxes	39.6	34.6
Provision for income taxes	14.6	13.6

Net income before noncontrolling interest	25.0	21.0
Less: net income attributable to noncontrolling interest	—	(0.2)

Net income attributable to Teledyne Technologies	$25.0	$20.8

Basic earnings per common share	$0.69	$0.58

Weighted average common shares outstanding	36.2	36.0

Diluted earnings per common share	$0.68	$0.57

Weighted average diluted common shares outstanding	36.8	36.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited -Amounts in millions, except share amounts)

	April 4,	January 3,
	2010	2010
Assets

Current Assets
Cash and cash equivalents	$30.4	$26.1
Accounts receivable, net	270.0	245.8
Inventories, net	201.1	189.6
Deferred income taxes, net	38.2	37.4
Prepaid expenses and other current assets	18.9	32.8

Total current assets	558.6	531.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $282.9 at April 4, 2010 and $275.9 at January 3, 2010	202.5	206.6
Deferred income taxes, net	32.7	29.9
Goodwill, net	499.0	502.4
Acquired intangibles, net	104.8	109.6
Other assets, net	47.8	41.3

Total Assets	$1,445.4	$1,421.5

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$113.1	$103.8
Accrued liabilities	157.4	176.8
Current portion of long-term debt and capital leases	0.6	0.5

Total current liabilities	271.1	281.1
Long-term debt and capital leases	260.4	251.6
Accrued pension obligation	80.8	79.8
Accrued postretirement benefits	15.2	15.7
Other long-term liabilities	127.2	125.9

Total Liabilities	754.7	754.1

Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; outstanding shares 36,223,382 at April 4, 2010 and 36,078,269 at January 3, 2010	0.4	0.4
Additional paid-in capital	259.6	254.7
Retained earnings	608.2	583.2
Accumulated other comprehensive loss	(178.4)	(171.8)

Total Teledyne Technologies Stockholders’ Equity	689.8	666.5
Noncontrolling interest	0.9	0.9

Total Stockholders’ Equity	690.7	667.4

Total Liabilities and Stockholders’ Equity	$1,445.4	$1,421.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 4, 2010 AND MARCH 29, 2009
(Unaudited — Amounts in millions)

	Three Months
	2010	2009
Operating Activities
Net income attributable to Teledyne Technologies	$25.0	$20.8
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	11.2	11.7
Deferred income taxes	(3.5)	3.5
Stock option expense	1.3	1.6
Noncontrolling interest	—	0.2
Excess income tax benefits from stock options exercised	(0.4)	—

Changes in operating assets and liabilities, excluding the effect of business acquired:
Decrease (increase) in accounts receivable	(25.0)	4.7
Decrease (increase) in inventories	(12.5)	1.4
Decrease in prepaid expenses and other assets	0.8	0.9
Increase (decrease) in accounts payable	9.7	(1.8)
Decrease in accrued liabilities	(16.1)	(21.5)
Increase in income taxes payable, net	13.1	41.2
Increase in long-term assets	(1.9)	(0.3)
Increase in other long-term liabilities	1.5	6.3
Increase (decrease) in accrued pension obligation	1.0	(74.7)
Decrease in accrued postretirement benefits	(0.6)	(0.4)
Other operating, net	(0.6)	(1.2)

Net cash provided (used) by operating activities	3.0	(7.6)

Investing Activities
Purchases of property, plant and equipment	(5.3)	(13.1)
Purchase of businesses and other investments	(4.5)	(5.6)

Net cash used by investing activities	(9.8)	(18.7)

Financing Activities
Net proceeds from debt	9.7	28.4
Purchase of treasury stock	—	(0.8)
Proceeds from exercise of stock options	1.0	0.1
Excess income tax benefits from stock options exercised	0.4	—

Net cash provided by financing activities	11.1	27.7

Increase in cash and cash equivalents	4.3	1.4

Cash and cash equivalents—beginning of period	26.1	20.4

Cash and cash equivalents—end of period	$30.4	$21.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 4, 2010
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (2009 Form 10-K).
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of April 4, 2010 and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended April 4, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Note 2. Business Combinations, Goodwill and Acquired Intangible Assets
In the first quarter of 2010, Teledyne Scientific & Imaging, LLC acquired a 17% minority interest in Optical Alchemy, Inc. for $4.5 million, accounted for under the cost basis method. In the first quarter of 2009, we purchased an additional 3.4% minority interest in Ocean Design, Inc. (“ODI”) for $5.9 million.
Teledyne Technologies funded the purchases primarily from borrowings under its credit facility and cash on hand.
Teledyne Technologies’ goodwill was $499.0 million at April 4, 2010 and $502.4 million at January 3, 2010. The decrease in the balance of goodwill in 2010 primarily resulted from foreign currency changes. Teledyne Technologies’ net acquired intangible assets were $104.8 million at April 4, 2010 and $109.6 million at January 3, 2010. The change in the balance of acquired intangible assets in 2010 resulted from amortization, as well as foreign currency changes.

Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income attributable to common stockholders, minimum pension liability adjustments, unamortized interest rate swap gain and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2010 and 2009 consists of the following (in millions):

	First Quarter
	2010	2009
Net income before noncontrolling interest	$25.0	$21.0
Other comprehensive gain (loss), net of tax:
Foreign currency translation losses	(7.3)	(9.3)
Interest rate swap position	0.4	—
Minimum pension liability adjustment	0.3	—

Total other comprehensive loss	(6.6)	(9.3)

Total comprehensive income	18.4	11.7
Less: Amounts attributable to noncontrolling interests:
Net income	—	(0.2)
Foreign currency translation losses	—	(0.1)

Total other comprehensive loss	—	(0.3)

Comprehensive income attributable to common stockholders	$18.4	$11.4

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Three Months
	2010	2009
Basic earnings per share
Net income attributable to common stockholders	$25.0	$20.8

Weighted average common shares outstanding	36.2	36.0

Basic earnings per common share	$0.69	$0.58

Diluted earnings per share
Net income attributable to common stockholders	$25.0	$20.8

Weighted average common shares outstanding	36.2	36.0
Dilutive effect of exercise of options outstanding	0.6	0.5

Weighted average diluted common shares outstanding	36.8	36.5

Diluted earnings per common share	$0.68	$0.57

Note 5. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.3 million and $1.6 million in stock option compensation expense for the first quarter of 2010 and 2009, respectively. Employee stock option grants are expensed evenly over the three year vesting period. The lower expense for 2010 reflected the impact of granting fewer employee stock options for the 2010 annual grant compared with the 2007 annual grant. The Company made an annual employee stock option grant in 2010, while no employee stock option grants were made in 2009. In 2010, the Company currently expects approximately $5.0 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was six years. The period used for the exchange traded options included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2010 and 2009:

	2010	2009
Expected dividend yield	—	—
Expected volatility	35.3%	38.8%
Risk-free interest rate	2.4%	2.1%
Expected life in years	6.0	5.6
Based on the assumptions in the table above, the grant date fair value of stock options granted in 2010 and 2009 was $16.44 and $10.02, respectively.
Stock option transactions for Teledyne Technologies’ employee stock option plans for the first quarter ended April 4, 2010 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	2,249,050	$30.40
Granted	433,094	$42.09
Exercised	(51,298)	$18.17
Canceled or expired	(8,576)	$23.40

Ending balance	2,622,270	$32.60

Options exercisable at quarter-end	2,077,861	$29.65

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the first quarter ended April 4, 2010 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	418,817	$26.66
Granted	4,028	$26.51
Exercised	(8,000)	$13.55

Ending balance	414,845	$26.91

Options exercisable at quarter-end	372,696	$26.47

In February 2010, Teledyne issued 44,751 shares of common stock in connection with the second installment of the 2006 to 2008 Performance Share Plan. Also in February 2010, the restriction was removed for 31,305 shares of Teledyne common stock related to the 2007 to 2009 restricted stock performance period.
Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $10.3 million at April 4, 2010 and $11.2 million at January 3, 2010.
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

Balance at	April 4, 2010	January 3, 2010
Raw materials and supplies	$110.2	$107.5
Work in process	105.0	100.4
Finished goods	15.5	15.9

	230.7	223.8
Progress payments	(4.4)	(8.9)
LIFO reserve	(25.2)	(25.3)

Total inventories, net	$201.1	$189.6

Inventories at cost determined on the LIFO method were $119.5 million at April 4, 2010 and $117.3 million at January 3, 2010. The remainder of the inventories using average cost or the FIFO methods, were $111.2 million at April 4, 2010 and $106.5 million at January 3, 2010.

Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to a deferred compensation plan of $28.4 million and $26.7 million at April 4, 2010 and January 3, 2010, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $59.4 million and $76.0 million at April 4, 2010 and January 3, 2010, respectively. Accrued liabilities also included customer related deposits and credits of $30.8 million at both April 4, 2010 and January 3, 2010, respectively. Other long-term liabilities included aircraft product liability reserves of $44.9 million and $42.4 million at April 4, 2010 and January 3, 2010, respectively. Other long-term liabilities also included amounts related to a deferred compensation plan of $28.2 million and $26.7 million at April 4, 2010 and January 3, 2010, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first three months of 2010 and 2009 are as follows (in millions):

	First Three Months
	2010	2009
Balance at beginning of year	$15.9	$14.0
Accruals for product warranties charged to expense	1.7	2.0
Cost of product warranty claims	(2.0)	(2.0)

Balance at end of period	$15.6	$14.0

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
Note 9. Income Taxes
The Company’s effective income tax rate for the first quarter of 2010 was 36.9% compared with 39.3% for the first quarter 2009. The first quarter of 2010 included the reversal of $0.4 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these amounts, the effective income tax rate for the first quarter of 2010 would have been 38.0%. The effective income tax rate for the first quarter of 2009 reflected additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes. Excluding this item, the effective income tax rate for the first quarter of 2009 would have been 38.3%.
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
During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statute of limitations could reduce unrecognized tax benefits by $2.8 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.

Note 10. Long-Term Debt and Capital Leases
At April 4, 2010, Teledyne Technologies had $246.0 million of outstanding indebtedness under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $326.1 million at April 4, 2010. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At April 4, 2010, the Company was in compliance with these covenants. The Company also has a $5.0 million uncommitted credit line available, of which $3.7 million was outstanding at April 4, 2010. This credit line is utilized, as needed, for periodic cash needs. Total debt at April 4, 2010, includes $246.0 million outstanding under the $590.0 million credit facility and $3.7 million under the $5.0 million uncommitted credit line at a weighted average interest rate of 1.2%. The Company also has $11.3 million in capital leases, of which $0.6 million is current. At April 4, 2010, Teledyne Technologies had $14.2 million in outstanding letters of credit.
On March 31, 2010, Teledyne entered into a cash flow hedge of forecasted interest payments associated with the anticipated issuance of $250 million of unsecured fixed rate debt with a 5 year forward starting swap. The objective of this cash flow hedge is to protect against the risk of changes in the 10 semi-annual interest payments attributable to changes in the designated benchmark, which is the 5 year LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged is $50 million. Since the swap is considered effective, changes in the fair value of the swap contract are deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of April 4, 2010, the fair value of the swap was an unamortized gain of $0.4 million, which was included in other comprehensive loss in the stockholders’ equity section of the balance sheet and an other asset of $0.4 million.
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
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2009 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the consolidated financial statements in the 2009 Form 10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition or results of operations. The Company cannot provide assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.

At April 4, 2010, the Company’s reserves for environmental remediation obligations totaled $3.0 million, of which $0.4 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $17.2 million for its current aircraft product liability insurance policies which expire on May 31, 2010. At April 4, 2010, the Company’s reserves for aircraft product liabilities totaled $44.9 million, of which $0.1 million is included in current liabilities. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses.
Note 12. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. The Company’s assumed discount rate on plan liabilities is 6.25% for both 2010 and 2009. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2010 and 2009.
Teledyne Technologies’ net periodic pension expense was $1.3 million for the first quarter of 2010, compared with net periodic pension expense of $5.6 million for the first quarter of 2009. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million for the first quarter of 2010, compared with $3.1 million for the first quarter of 2009. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made in 2009 and 2008. No pension contributions were made to the pension plan in the first quarter of 2010, compared with an $80.0 million voluntary contribution to its pension plan in the first quarter of 2009. Teledyne expects to make a voluntary pretax contribution to its qualified pension plan of approximately $37.0 million in the third quarter of 2010.

The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarter of 2010 and 2009 (in millions):

	First Quarter
Pension Benefits	2010	2009
Service cost — benefits earned during the period	$3.4	$3.7
Interest cost on benefit obligation	10.2	10.0
Expected return on plan assets	(14.3)	(12.1)
Amortization of prior service cost	0.1	0.1
Recognized actuarial loss	1.9	3.9

Net periodic benefit expense	$1.3	$5.6

	First Quarter
Postretirement Benefits	2010	2009
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.3	0.4
Amortization of prior service cost	(0.1)	(0.1)
Recognized actuarial gain	(0.3)	(0.3)

Net periodic benefit income	$(0.1)	$—

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

The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	First	First
	Quarter	Quarter	%
	2010	2009	Change
Net sales:
Electronics and Communications	$310.4	$310.0	0.1%
Engineered Systems	78.4	88.8	(11.7)%
Aerospace Engines and Components	34.3	26.0	31.9%
Energy and Power Systems	16.1	15.5	3.9%

Total net sales	$439.2	$440.3	(0.2)%

Operating profit (loss) and other segment income:
Electronics and Communications	$40.1	$38.3	4.7%
Engineered Systems	7.3	8.1	(9.9)%
Aerospace Engines and Components	(0.4)	(4.3)	*
Energy and Power Systems	0.3	—	*

Segment operating profit and other segment income	$47.3	$42.1	12.4%
Corporate expense	(7.4)	(6.8)	8.8%
Other income (expense), net	0.7	0.4	75.0%
Interest expense, net	(1.0)	(1.1)	(9.1)%

Income before income taxes	39.6	34.6	14.5%
Provision for income taxes (a)	14.6	13.6	7.4%

Net income before noncontrolling interest	25.0	21.0	19.0%
Less: net income attributable to noncontrolling interest	—	(0.2)	*

Net income attributable to Teledyne Technologies	$25.0	$20.8	20.2%

(a)	The first quarter of 2010 includes the reversal of $0.4 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. The first quarter of 2009 includes additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes.

*	percentage change not meaningful

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
In the first quarter of 2010, Teledyne Scientific & Imaging, LLC acquired a minority interest in Optical Alchemy, Inc. for $4.5 million, accounted for under the cost basis method.
Results of Operations
First quarter of 2010 compared with the first quarter of 2009
Our first quarter 2010 sales were $439.2 million, compared with sales of $440.3 million for the same period of 2009, a decrease of 0.2%. Net income attributable to common stockholders for the first quarter of 2010 was $25.0 million ($0.68 per diluted share) compared with net income attributable to common stockholders of $20.8 million ($0.57 per diluted share) for the first quarter of 2009, an increase of 20.2%.
The first quarter of 2010, compared with the same period in 2009, reflected lower sales in the Engineered Systems segment, mostly offset by higher sales in the Aerospace Engines and Components, Energy and Power Systems, and Electronics and Communications segments.
The increase in earnings for the first quarter of 2010, compared with the same period of 2009, reflected improved results in each operating segment except the Engineered Systems segment. The increase in earnings reflected improved margins in each operating segment and reflected lower pension costs and cost containment efforts.
The first quarter of 2010 included pension expense of $1.3 million, compared with pension expense of $5.6 million in the first quarter of 2009. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million in the first quarter of 2010, compared with pension expense of $3.1 million in the first quarter of 2009. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made in 2009 and 2008.
For the first quarter of 2010 and 2009, we recorded a total of $1.3 million and $1.6 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period. The lower expense for 2010 reflected the impact of granting fewer employee stock options for the 2010 annual grant compared with the 2007 annual grant. The Company made an annual employee stock option grant in 2010, while no employee stock option grants were made in 2009.
Cost of sales in total dollars was slightly lower in the first quarter of 2010, compared with the first quarter of 2009, which was in line with the change in sales. Cost of sales as a percentage of sales for the first quarter of 2010 decreased to 71.1% from 71.3% for the first quarter of 2009 and reflected the impact of lower pension expense.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were lower in the first quarter of 2010, compared with the first quarter of 2009 and reflected lower general and administrative expenses. The lower general and administrative expenses was due to cost containment efforts. Selling, general and administrative expenses for the first quarter of 2010, as a percentage of sales, decreased to 19.8%, compared with 20.7% in the first quarter of 2009 and also reflected the impact of lower general and administrative expenses due to cost containment efforts.
Interest expense, net of interest income, was $1.0 million in the first quarter of 2010, compared with $1.1 million for the first quarter of 2009. The decrease in net interest expense primarily reflected the impact of lower outstanding debt levels.

The Company’s effective income tax rate for the first quarter of 2010 was 36.9% compared with 39.3% for the first quarter of 2009. The first quarter of 2010 included the reversal of $0.4 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. Excluding these amounts, the effective income tax rate for the first quarter of 2010 would have been 38.0%. The effective income tax rate for the first quarter of 2009 reflected additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes. Excluding this item, the effective income tax rate for the first quarter of 2009 would have been 38.3%.
Noncontrolling interest in subsidiaries’ earnings in 2009 reflected the minority ownership interest in Ocean Design, Inc. (“ODI”) and Teledyne Energy Systems, Inc.
Review of Operations:
The following table sets forth the sales and operating profit (loss) for each segment (amounts in millions):

	First	First
	Quarter	Quarter	%
	2010	2009	Change
Net sales:
Electronics and Communications	$310.4	$310.0	0.1%
Engineered Systems	78.4	88.8	(11.7)%
Aerospace Engines and Components	34.3	26.0	31.9%
Energy and Power Systems	16.1	15.5	3.9%

Total net sales	$439.2	$440.3	(0.2)%

Operating profit (loss) and other segment income:
Electronics and Communications	$40.1	$38.3	4.7%
Engineered Systems	7.3	8.1	(9.9)%
Aerospace Engines and Components	(0.4)	(4.3)	*
Energy and Power Systems	0.3	—	*

Segment operating profit and other segment income	$47.3	$42.1	12.4%
Corporate expense	(7.4)	(6.8)	8.8%
Other income (expense), net	0.7	0.4	75.0%
Interest expense, net	(1.0)	(1.1)	(9.1)%

Income before income taxes	39.6	34.6	14.5%
Provision for income taxes (a)	14.6	13.6	7.4%

Net income before noncontrolling interest	25.0	21.0	19.0%
Less: net income attributable to noncontrolling interest	—	(0.2)	*

Net income attributable to Teledyne Technologies	$25.0	$20.8	20.2%

(a)	The first quarter of 2010 includes the reversal of $0.4 million in income tax contingency reserves which were determined to be no longer needed due to the expiration of applicable statutes of limitations. The first quarter of 2009 includes additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes.

*	percentage change not meaningful

Electronics and Communications
First quarter of 2010 compared with the first quarter of 2009
Our Electronics and Communications segment’s first quarter 2010 sales were $310.4 million, compared with $310.0 million for the first quarter of 2009, an increase of 0.1%. First quarter 2010 operating profit was $40.1 million, compared with operating profit of $38.3 million for the first quarter of 2009, an increase of 4.7%.
The first quarter 2010 sales change resulted primarily from higher sales of defense electronics, partially offset by lower sales of electronic instrumentation and other commercial electronics. Revenue growth of $10.6 million in defense electronics primarily reflected higher sales of manufacturing services and microwave subsystems. Lower sales of $4.0 million for electronic instrumentation primarily reflected reduced sales of marine instrumentation products, partially offset by higher sales of instruments for environmental and industrial applications. Lower sales of $6.2 million in other commercial electronics primarily reflected reduced sales from product lines which the company is exiting, such as commercial electronic manufacturing services and telecommunication subsystems. Operating profit included pension expense of $0.8 million in the first quarter of 2010, compared with $2.4 million in the first quarter of 2009. Pension expense allocated to contracts pursuant to CAS was $0.6 million in both the first quarters of 2010 and 2009.
Engineered Systems
First quarter of 2010 compared with the first quarter of 2009
Our Engineered Systems segment’s first quarter 2010 sales were $78.4 million, compared with $88.8 million for the first quarter of 2009, a decrease of 11.7%. The first quarter 2010 operating profit was $7.3 million, compared with operating profit of $8.1 million for the first quarter of 2009, a decrease of 9.9%.
The first quarter 2010 sales decrease primarily reflected lower sales of missile defense engineering services and gas centrifuge service modules, partially offset by higher revenue from environmental programs. Operating profit in the first quarter of 2010 reflected the impact of lower sales and an inventory write-down of $0.8 million, partially offset by lower pension expense. Operating profit included pension expense of $0.4 million in the first quarter of 2010, compared with $2.7 million in the first quarter of 2009. Pension expense allocated to contracts pursuant to CAS was $1.7 million in the first quarter of 2010, compared with $2.4 million in the first quarter of 2009.
Our Engineered Systems segment manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC Inc., used in the American Centrifuge Plant. We continue to anticipate reduced sales of gas centrifuge service modules in 2010 due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Plant. In March 2010, the Department of Energy finalized $45 million in funding to USEC Inc. to continue centrifuge development. In April 2010 the Department of Energy announced additional loan guarantees for nuclear front-end processing that increase the likelihood that the Department of Energy may support USEC’s American Centrifuge Plan, which could result in additional revenue to us in 2011. In addition, given reduced program funding, as well as changes to contracting policy by the U.S. Government relating to organizational conflicts of interest, we expect reduced sales of missile defense engineering services in 2010.
Aerospace Engines and Components
First quarter of 2010 compared with the first quarter of 2009
Our Aerospace Engines and Components segment’s first quarter 2010 sales were $34.3 million, compared with $26.0 million for the first quarter of 2009, an increase of 31.9%. The first quarter 2010 operating loss was $0.4 million, compared with operating loss of $4.3 million for the first quarter of 2009.
First quarter 2010 sales reflected higher sales of aftermarket engines and spare parts due to improved demand in the general aviation market. The lower operating loss reflected the impact of higher sales.

Energy and Power Systems
First quarter of 2010 compared with the first quarter of 2009
Our Energy and Power Systems segment’s first quarter 2010 sales were $16.1 million, compared with $15.5 million for the first quarter of 2009, an increase of 3.9%. Operating profit was $0.3 million for the first quarter 2010, compared with break even operating results for the first quarter of 2009.
First quarter 2010 sales primarily reflected higher sales of commercial hydrogen generators and power systems for government applications, partially offset by reduced revenue related to the Joint Air-to-Surface Standoff Missile (“JASSM”) turbine engine program. Operating profit reflected the impact of increased sales.
Delays in production funding on the JASSM program are expected to result in lower sales in 2010; however, production is currently scheduled to restart in the fourth quarter of 2010.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $3.0 million for the first three months of 2010, compared with net cash used by operating activities of $7.6 million for the same period of 2009. The 2010 amount reflected income tax payments of $5.0 million, compared with income tax refunds of $30.8 million in 2009. No pension contributions were made in the first three months of 2010, compared with an $80.0 million voluntary pretax pension contribution made in the first three months of 2009. The higher cash provided by operating activities in the first three months of 2010, compared with the first three months of 2009, included the impact of these items, partially offset by higher working capital requirements, which primarily reflected the early collection of accounts receivable in the fourth quarter of 2009.
Our net cash used by investing activities was $9.8 million for the first three months of 2010, compared with cash used by investing activities of $18.7 million for the first three months of 2009. The 2010 amount includes the purchase of a 17% minority interest in Optical Alchemy, Inc. for $4.5 million, accounted for under the cost basis method. The 2009 amount included $5.9 million paid for the purchase of ODI shares and a $0.3 million receipt for a purchase price adjustment for a prior acquisition.
We funded the purchases primarily from borrowings under our credit facility and cash on hand.
Capital expenditures for the first three months of 2010 and 2009 were $5.3 million and $13.1 million, respectively.
Our goodwill was $499.0 million at April 4, 2010 and $502.4 million at January 3, 2010. The decrease in the balance of goodwill in 2010 primarily resulted from foreign currency changes. Our net acquired intangible assets were $104.8 million at April 4, 2010 and $109.6 million at January 3, 2010. The change in the balance of acquired intangible assets in 2010 resulted from the amortization, as well as foreign currency changes.
Financing activities provided cash of $11.1 million for the first three months of 2010, compared with cash provided by financing activities of $27.7 million for the first three months of 2009. Cash provided by financing activities for the first three months of 2010 included net borrowings of $9.7 million. Cash provided by financing activities for the first three months of 2009 included net borrowings of $28.4 million, primarily to fund the pension contribution and to purchase additional shares in ODI. Proceeds from the exercise of stock options were $1.0 million and $0.1 million for the first three months of 2010 and 2009, respectively. The first three months of 2010 included $0.4 million in excess tax benefits related to stock-based compensation. In the first quarter of 2009, Teledyne paid $0.8 million to repurchase 36,239 shares of Teledyne common stock under a now expired stock repurchase program.
Working capital was $287.5 million at April 4, 2010, compared with $250.6 million at January 3, 2010. The higher amount at April 4, 2010 primarily reflects the impact of higher trade receivables and lower accrued payroll.
No pension contributions have been made in 2010, however we expect to make a voluntary pretax contribution to our qualified pension plan of approximately $37.0 million in the third quarter of 2010. Teledyne made a voluntary pretax contribution of $80.0 million to its pension plan in the first quarter of 2009.

Our principal cash and capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be in the range of $35.0 million to $40.0 million in 2010, of which $5.3 million has been spent in the first three months of 2010.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At April 4, 2010, the Company was in compliance with these covenants. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $326.1 million at April 4, 2010. The Company is planning to refinance or extend the $590.0 million credit facility prior to its scheduled maturity. In addition, the Company anticipates issuing up to $250 million of unsecured debt pursuant to a private placement transaction in 2010. The proceeds would be used to pay down the company’s existing revolving credit facility and for general corporate purposes, including acquisitions. The notes that may be issued pursuant to a private placement have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws. This report does not constitute an offer to purchase any securities or a solicitation of an offer to sell any securities.
On March 31, 2010, Teledyne entered into a cash flow hedge of forecasted interest payments associated with the anticipated issuance of fixed rate debt with a 5 year forward starting swap. The objective of this cash flow hedge is to protect against the risk of changes in the 10 semi-annual interest payments attributable to changes in the designated benchmark, which is the 5 year LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged is $50 million. Since the swap is considered effective, changes in the fair value of the swap contract are deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings. As of April 4, 2010, the fair value of the swap was an unamortized gain of $0.4 million was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet and an other asset of $0.4 million.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; aircraft product liability reserve; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (2009 Form 10-K).
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, debt issuance and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including continuing disruptions in the global economy, insurance and credit markets, changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets, funding, continuation and award of government programs, continued liquidity of our suppliers and customers (including commercial aviation customers), availability of credit to our suppliers and customers, and a potential decrease in offshore oil production and exploration activity due to the April 2010 oil spill in the Gulf of Mexico.

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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2009 Form 10-K and this Form 10-Q. We assume no duty to update forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2009 Annual Report on Form 10-K.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of April 4, 2010, we had $246.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.5 million, assuming the $246.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 4, 2010, are effective.
In connection with our evaluation during the quarterly period ended April 4, 2010, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K, except as disclosed in Item 3 Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure.
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

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: May 7, 2010	By:	/s/ Dale A. Schnittjer
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