Form 10-Q
period 2010-07-04
TELEDYNE TECHNOLOGIES INC
filed 2010-08-10
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $.01 par value per share	36,257,566 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PAGE
Part I Financial Information	2
Item 1. Financial Statements	2
Condensed Consolidated Statements of Income	2
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II Other Information	24
Item 1A. Risk Factors	24
Item 6. Exhibits	24
Signatures	25
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 4, 2010 AND JUNE 28, 2009
(Unaudited — Amounts in millions, except per-share amounts)

	Three Months		Six Months
	2010	2009	2010	2009
Net Sales	$442.5	$441.1	$881.7	$881.4
Costs and expenses
Cost of sales	309.9	313.8	622.1	627.6
Selling, general and administrative expenses	86.9	83.6	174.0	174.8

Total costs and expenses	396.8	397.4	796.1	802.4

Income before other income and expense and income taxes	45.7	43.7	85.6	79.0
Other income (expense), net	0.5	(0.6)	1.2	(0.2)
Interest and debt expense, net	(0.7)	(1.5)	(1.7)	(2.6)

Income before income taxes	45.5	41.6	85.1	76.2
Provision for income taxes	16.9	16.2	31.5	29.8

Net income before noncontrolling interest	28.6	25.4	53.6	46.4
Less: Net income attributable to noncontrolling interest	—	(0.2)	—	(0.4)

Net income attributable to Teledyne Technologies	$28.6	$25.2	$53.6	$46.0

Basic earnings per common share	$0.79	$0.70	$1.48	$1.28

Weighted average common shares outstanding	36.2	36.0	36.2	36.0

Diluted earnings per common share	$0.78	$0.69	$1.46	$1.26

Weighted average diluted common shares outstanding	36.9	36.6	36.8	36.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited -Amounts in millions, except share amounts)

	July 4,	January 3,
	2010	2010

Assets

Current Assets
Cash and cash equivalents	$36.5	$26.1
Accounts receivable, net	270.0	245.8
Inventories, net	191.3	189.6
Deferred income taxes, net	38.0	37.4
Prepaid expenses and other current assets	26.2	32.8

Total current assets	562.0	531.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $289.9 at July 4, 2010 and $275.9 at January 3, 2010	199.9	206.6
Deferred income taxes, net	33.8	29.9
Goodwill, net	502.6	502.4
Acquired intangibles, net	103.4	109.6
Other assets, net	54.3	41.3

Total Assets	$1,456.0	$1,421.5

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$103.6	$103.8
Accrued liabilities	171.8	176.8
Current portion of long-term debt and capital leases	0.6	0.5

Total current liabilities	276.0	281.1
Long-term debt and capital leases	236.5	251.6
Accrued pension obligation	81.8	79.8
Accrued postretirement benefits	14.7	15.7
Other long-term liabilities	126.7	125.9

Total Liabilities	735.7	754.1
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; outstanding shares 36,254,122 at July 4, 2010 and 36,078,269 at January 3, 2010	0.4	0.4
Additional paid-in capital	261.7	254.7
Retained earnings	636.8	583.2
Accumulated other comprehensive loss	(179.6)	(171.8)

Total Teledyne Technologies Stockholders’ Equity	719.3	666.5
Noncontrolling interest	1.0	0.9

Total Stockholders’ Equity	720.3	667.4

Total Liabilities and Stockholders’ Equity	$1,456.0	$1,421.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 4, 2010 AND JUNE 28, 2009
(Unaudited — Amounts in millions)

	Six Months
	2010	2009
Operating Activities
Net income before noncontrolling interest	$53.6	$46.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.4	23.0
Deferred income taxes	(5.0)	17.8
Stock option expense	2.5	2.8
Noncontrolling interest	—	0.4
Excess income tax benefits from stock options exercised	(0.7)	(0.1)
Loss on sale of fixed assets	—	0.2

Changes in operating assets and liabilities, excluding the effect of business acquired:
Decrease (increase) in accounts receivable	(24.7)	9.7
Decrease (increase) in inventories	(2.0)	8.7
Decrease in prepaid expenses and other assets	4.3	2.6
Increase (decrease) in accounts payable	—	(3.7)
Decrease in accrued liabilities	(2.8)	(33.7)
Increase in income taxes payable, net	2.8	19.4
Increase in long-term assets	(1.8)	(3.1)
Increase in other long-term liabilities	1.2	7.2
Increase (decrease) in accrued pension obligation	2.0	(69.4)
Decrease in accrued postretirement benefits	(1.1)	(1.0)
Other operating, net	(0.6)	1.0

Net cash provided by operating activities	50.1	28.2

Investing Activities
Purchases of property, plant and equipment	(10.5)	(17.5)
Purchase of businesses and other investments	(16.8)	(7.3)
Proceeds from disposal of fixed assets	0.1	—

Net cash used by investing activities	(27.2)	(24.8)

Financing Activities
Net proceeds from (repayments of) debt	(14.2)	0.8
Purchase of treasury stock	—	(0.8)
Proceeds from exercise of stock options	1.6	0.2
Issuance of cash flow hedges	(0.6)	—
Excess income tax benefits from stock options exercised	0.7	0.1

Net cash provided (used) by financing activities	(12.5)	0.3

Increase in cash and cash equivalents	10.4	3.7
Cash and cash equivalents—beginning of period	26.1	20.4

Cash and cash equivalents—end of period	$36.5	$24.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 4, 2010
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of July 4, 2010 and the consolidated results of operations and cash flows for the three months and six months then ended. The results of operations and cash flows for the period ended July 4, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Accounting Adjustment
In the second quarter of 2010, the Company recorded a non-cash pre-tax charge totaling $8.2 million to correct cost of sales that had been recorded incorrectly by the Company during the periods covering 2003 through the first quarter of 2010 primarily as a result of incorrect inventory valuations at a business unit. The Company evaluated the impact of the incorrect inventory valuations in accordance with Securities and Exchange Commission Staff Accounting Bulletins (“SAB”) No. 99, Materiality (“SAB No. 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB No. 108”), and determined the impact of the incorrect inventory entries to be immaterial to any period presented. The Company considered several qualitative and quantitative factors, including income before taxes it reported in each of the prior years and for the current year, the trend in earnings for each period, the impact on earnings per diluted share, the impact on operating segment results, the impact on Teledyne’s stockholder’s equity and the non-cash nature of the incorrect inventory entries in each of the prior years. The Company recorded a cumulative accounting adjustment in the second quarter of 2010, the effect of which resulted in an $8.2 million pre-tax increase in costs of sales, a $7.7 million decrease in inventories and a $0.5 million decrease in prepaid expenses and other current assets. These adjustments decreased operating profit by $8.2 million and decreased net income by $5.1 million for the three months and six months ended July 4, 2010. This adjustment was not material to any individual prior period or to the results expected for the current year and, accordingly, the prior period results have not been adjusted. The correction did not affect compliance with the financial covenants under Teledyne’s credit facility in any period.
Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
In March 2010, Teledyne Scientific & Imaging, LLC (“Teledyne Scientific”) acquired a 17% minority interest in Optical Alchemy, Inc., a designer and manufacturer of ultra-light electro optical gimbal systems located in Nashua, New Hampshire, for $4.6 million, which includes $0.1 million in acquisition expenses, accounted for under the cost basis method. In June 2010, Teledyne Scientific acquired Optimum Optical Systems, Inc. (“Optimum Optical”) located in Camarillo, California for $5.7 million, net of cash acquired. Optimum Optical is a designer and manufacturer of custom optics and optomechanical assemblies. The results of Optimum Optical have been included from the date of acquisition. The purchase of Optimum Optical resulted in $4.3 million of goodwill and $1.9 million of other acquired intangible assets. Optimum Optical is part of the Electronics and Components segment. The goodwill acquired will not be deductible for income tax purposes. Also in June 2010, Teledyne acquired a 16% minority interest in Intelek plc (“Intelek”) for $6.9 million, accounted for under the cost basis method. Intelek plc has locations in the United Kingdom and State College, Pennsylvania. Intelek designs and manufactures satellite modems, transceivers, block up-converters, solid state power amplifiers, low noise amplifiers and associated equipment for the terrestrial segment of the satellite communications market. In the third quarter of 2010, Teledyne completed the acquisition of Intelek plc for an additional $38.5 million, which includes $2.0 million in acquisition expenses. In 2010, Teledyne also made a scheduled payment of $0.3 million for a prior acquisition and received $0.7 million for a purchase price adjustment for a prior acquisition. In 2009, Teledyne paid $5.9 million for the purchase of Ocean Design, Inc. (“ODI”) shares, $1.4 million to acquire assets of a marine sensor product line, $0.3 million for scheduled payment for a prior acquisition and received $0.3 million for a purchase price adjustment for a prior acquisition.
Teledyne funded the purchases primarily from borrowings under its credit facility and cash on hand. The primary reasons for the above acquisitions was to strengthen and expand our core businesses through adding complementary product and service offerings, allowing greater integrated products and services, enhancing our technical capabilities or increasing our addressable markets. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our businesses and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition.
Teledyne’s goodwill was $502.6 million at July 4, 2010 and $502.4 million at January 3, 2010. The increase in the balance of goodwill in 2010 primarily resulted from goodwill from the purchase of Optimum Optical, partially offset by foreign currency changes. Teledyne’s net acquired intangible assets were $103.4 million at July 4, 2010 and $109.6 million at January 3, 2010. The change in the balance of acquired intangible assets in 2010 resulted from amortization, as well as foreign currency changes.
Note 3. Comprehensive Income
Teledyne’s comprehensive income is comprised of net income attributable to common stockholders, minimum pension liability adjustments, unamortized cash flow hedge losses and foreign currency translation adjustments. Teledyne’s total comprehensive income for the second quarter and six months of 2010 and 2009 consists of the following (in millions):

	Three Months		Six Months
	2010	2009	2010	2009
Net income before noncontrolling interest	$28.6	$25.4	$53.6	$46.4
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(0.2)	14.8	(7.5)	5.5
Cash flow hedge position	(1.0)	—	(0.6)	—
Minimum pension liability adjustment	—	—	0.3	—

Total other comprehensive gain (loss)	(1.2)	14.8	(7.8)	5.5

Total comprehensive income	27.4	40.2	45.8	51.9
Less: Amounts attributable to noncontrolling interests:
Net income	—	(0.2)	—	(0.4)
Foreign currency translation gains	—	0.2	—	0.1

Total other comprehensive loss	—	—	—	(0.3)

Comprehensive income attributable to common stockholders	$27.4	$40.2	$45.8	$51.6

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Three Months		Six Months
	2010	2009	2010	2009
Basic earnings per share
Net income attributable to common stockholders	$28.6	$25.2	$53.6	$46.0

Weighted average common shares outstanding	36.2	36.0	36.2	36.0

Basic earnings per common share	$0.79	$0.70	$1.48	$1.28

Diluted earnings per share
Net income attributable to common stockholders	$28.6	$25.2	$53.6	$46.0

Weighted average common shares outstanding	36.2	36.0	36.2	36.0
Dilutive effect of exercise of options outstanding	0.7	0.6	0.6	0.5

Weighted average diluted common shares outstanding	36.9	36.6	36.8	36.5

Diluted earnings per common share	$0.78	$0.69	$1.46	$1.26

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $1.2 million and $2.5 million in stock option compensation expense for the second quarter and first six months of 2010, respectively. For the second quarter and six months of 2009, the Company recorded a total of $1.2 million and $2.8 million, respectively in stock option expense. Employee stock option grants are expensed evenly over the three year vesting period. In 2010, the Company currently expects approximately $5.0 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
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
Stock option transactions for Teledyne’s employee stock option plans for the second quarter and six months ended July 4, 2010 are summarized as follows:

	2010
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	2,622,270	$32.60	2,249,050	$30.40
Granted	—	$—	433,094	$42.09
Exercised	(23,700)	$18.98	(74,998)	$18.42
Cancelled or expired	(4,041)	$45.33	(12,617)	$30.42

Ending balance	2,594,529	$32.70	2,594,529	$32.70

Options exercisable at end of period	2,055,625	$29.79	2,055,625	$29.79

Stock option transactions for Teledyne’s non-employee director stock option plan for the second quarter and six months ended July 4, 2010 are summarized as follows:

	2010
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning balance	414,845	$26.91	418,817	$26.66
Granted	32,735	42.99	36,763	41.18
Exercised	(6,936)	13.45	(14,936)	13.50
Canceled	(2,000)	$14.95	(2,000)	$14.95

Ending balance	438,644	$28.38	438,644	$28.38

Options exercisable at end of period	399,879	$27.22	399,879	$27.22

In February 2010, Teledyne issued 44,751 shares of common stock in connection with the second installment of the 2006 to 2008 Performance Share Plan. Also in February 2010, the restriction was removed for 31,305 shares of Teledyne common stock related to the 2007 to 2009 restricted stock performance period.
Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $10.4 million at July 4, 2010 and $11.2 million at January 3, 2010.
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

Balance at	July 4, 2010	January 3, 2010
Raw materials and supplies	$101.9	$107.5
Work in process	100.0	100.4
Finished goods	17.0	15.9

	218.9	223.8
Progress payments	(2.5)	(8.9)
LIFO reserve	(25.1)	(25.3)

Total inventories, net	$191.3	$189.6

Inventories at cost determined on the LIFO method were $110.3 million at July 4, 2010 and $117.3 million at January 3, 2010. The remainder of the inventories using average cost or the FIFO methods, were $108.6 million at July 4, 2010 and $106.5 million at January 3, 2010.
Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to a deferred compensation plan of $26.8 million and $26.7 million at July 4, 2010 and January 3, 2010, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $74.1 million and $76.0 million at July 4, 2010 and January 3, 2010, respectively. Accrued liabilities also included customer related deposits and credits of $32.5 million and $30.8 million at July 4, 2010 and January 3, 2010, respectively. Other long-term liabilities included aircraft product liability reserves of $45.0 million and $42.4 million at July 4, 2010 and January 3, 2010, respectively. Other long-term liabilities also included amounts related to a deferred compensation plan of $27.0 million and $26.7 million at July 4, 2010 and January 3, 2010, respectively, as well as reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first six months of 2010 and 2009 are as follows (in millions):

	First Six Months
	2010	2009
Balance at beginning of year	$15.9	$14.0
Accruals for product warranties charged to expense	3.7	4.3
Cost of product warranty claims	(3.8)	(3.4)

Balance at end of period	$15.8	$14.9

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
Note 9. Income Taxes
The Company’s effective income tax rate for the second quarter and first six months of 2010 was 37.0% for both periods. The Company’s effective income tax rate for the second quarter and first six months of 2009 was 39.0% and 39.1%. The first six months of 2010 included the recognition of previously unrecognized tax benefits of $0.6 million due to the expiration of applicable statutes of limitations, of which $0.2 million was recorded in the second quarter of 2010. Excluding this amount, the effective income tax rate for the first six months of 2010 would have been 37.7% and the effective income tax rate for the second quarter of 2010 would have been 37.4%. The effective tax rate for the first six months of 2009 reflected additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes, which was recorded in the first quarter of 2009. Excluding this item, the Company’s effective tax rate for the first six months of 2009 would have been 38.7%.
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
During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statute of limitations could reduce unrecognized tax benefits by $2.7 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.
Note 10. Long-Term Debt and Capital Leases
At July 4, 2010, Teledyne had $226.0 million of outstanding indebtedness under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $309.2 million at July 4, 2010. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At July 4, 2010, the Company was in compliance with these covenants. The Company also has a $5.0 million uncommitted credit line available. This credit line is utilized, as needed, for periodic cash needs. Total debt at July 4, 2010, includes $226.0 million outstanding under the $590.0 million credit facility at a weighted average interest rate of 1.1%. The Company also has $11.1 million in capital leases, of which $0.6 million is current. At July 4, 2010, Teledyne had $54.8 million in outstanding letters of credit, which included a $43.0 million required letter of credit backing our offer for Intelek plc. On July 30, 2010 this letter of credit was terminated given Teledyne’s completion of the Intelek plc acquisition.
On May 12, 2010, the Company entered into a note purchase agreement providing for a private placement of $250.0 million in aggregate principal amount of senior notes to be issued on September 15, 2010. The Notes will consist of $75.0 million of 4.04% senior notes due September 15, 2015, $100.0 million of 4.74% senior notes due September 15, 2017 and $75.0 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company intends to use the proceeds of the private placement to pay down amounts outstanding under the company’s existing credit facility and for general corporate purposes including acquisitions. The closing and issuance of the notes are subject to customary closing conditions.
In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contracts as of the termination date were deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss of $0.6 million will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings beginning September 15, 2010, the expected closing date.

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
At July 4, 2010, the Company’s reserves for environmental remediation obligations totaled $2.9 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $5.0 million for its current aircraft product liability insurance policies which expire on May 31, 2011. At July 4, 2010, the

Company’s reserves for aircraft product liabilities totaled $45.0 million all of which is included in other long-term liabilities. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses.
Note 12. Pension Plans and Postretirement Benefits
Teledyne has a defined benefit pension plan covering substantially all employees hired before January 1, 2004. The Company’s assumed discount rate on plan liabilities is 6.25% for both 2010 and 2009. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2010 and 2009.
Teledyne’s net periodic pension expense was $1.3 million and $2.6 million for second quarter and first six months of 2010, respectively, compared with net periodic pension expense of $5.6 million and $11.2 million for the second quarter and first six months of 2009, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million and $4.8 million for the second quarter and first six months of 2010, respectively, compared with $3.1 million and $6.2 million for the second quarter and first six months of 2009, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made in 2009 and 2008. No pension contributions were made to the pension plan in the first six months of 2010, compared with an $80.0 million voluntary contribution to its pension plan in the first quarter of 2009. Teledyne expects to make a voluntary pretax contribution to its qualified pension plan of approximately $37.0 million in the third quarter of 2010.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2010 and 2009 (in millions):

	Three Months		Six Months
Pension Benefits	2010	2009	2010	2009

Service cost — benefits earned during the period	$3.4	$3.7	$6.8	$7.4
Interest cost on benefit obligation	10.1	10.0	20.3	20.0
Expected return on plan assets	(14.3)	(12.2)	(28.6)	(24.3)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Recognized actuarial loss	2.0	4.0	3.9	7.9

Net periodic benefit expense	$1.3	$5.6	$2.6	$11.2

	Three Months		Six Months
Postretirement Benefits	2010	2009	2010	2009

Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.2	0.3	0.5	0.7
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Recognized actuarial gain	(0.2)	(0.1)	(0.5)	(0.4)

Net periodic benefit (income) expense	$(0.1)	$0.1	$(0.2)	$0.1

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
The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	Three	Three		Six	Six
	Months	Months	%	Months	Months	%
	2010	2009	Change	2010	2009	Change
Net sales:
Electronics and Communications	$323.8	$305.1	6.1%	$634.2	$615.1	3.1%
Engineered Systems	67.3	89.7	(25.0)%	145.7	178.5	(18.4)%
Aerospace Engines and Components	34.5	29.7	16.2%	68.8	55.7	23.5%
Energy and Power Systems	16.9	16.6	1.8%	33.0	32.1	2.8%

Total net sales	$442.5	$441.1	0.3%	$881.7	$881.4	—

Operating profit (loss) and other segment income:
Electronics and Communications	$41.6	$39.9	4.3%	$81.7	$78.2	4.5%
Engineered Systems	7.4	8.7	(14.9)%	14.7	16.8	(12.5)%
Aerospace Engines and Components	2.0	0.7	*	1.6	(3.6)	*
Energy and Power Systems	1.1	0.3	*	1.4	0.3	*

Segment operating profit and other segment income	$52.1	$49.6	5.0%	$99.4	$91.7	8.4%
Corporate expense	(6.4)	(5.9)	8.5%	(13.8)	(12.7)	8.7%
Other income (expense), net	0.5	(0.6)	*	1.2	(0.2)	*
Interest expense, net	(0.7)	(1.5)	(53.3)%	(1.7)	(2.6)	(34.6)%

Income before income taxes	45.5	41.6	9.4%	85.1	76.2	11.7%
Provision for income taxes (a)	16.9	16.2	4.3%	31.5	29.8	5.7%

Net income before noncontrolling interest	28.6	25.4	12.6%	53.6	46.4	15.5%
Less: net income attributable to noncrontrolling interest	—	(0.2)	*	—	(0.4)	*

Net income attributable to Teledyne Technologies	$28.6	$25.2	13.5%	$53.6	$46.0	16.5%

(a)	The first six months of 2010 includes the recognition of previously unrecognized tax benefits of $0.6 million due to the expiration of applicable statutes of limitations, of which $0.2 million was recorded in the second quarter. The first six months of 2009 includes additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes, which was recorded in the first quarter.

*	percentage change not meaningful

Through the first six months of 2010, the Electronics and Communications segment represented 71.9% of total company sales. This business segment includes three business areas: Defense Electronics; Electronic Instrumentation; and Other Commercial Electronics. The Defense Electronics businesses provide a range of highly specialized electronic subsystems to our government and other defense contractors. The Electronic Instrumentation businesses provide products that power subsea oil production systems, help locate new energy reserves, report subtle changes to the environment, and detect trace contaminant in air and water. Our Other Commercial Electronics businesses provide aircraft information management solutions that are designed to increase flight safety and efficiency of aircraft transportation, and also provide precision electronics for other commercial markets. The table below provides a summary of the segment’s sales by business area and the percentage that each contributed to the Electronics and Communications segment total sales for the first six months of 2010 (in millions).

	Six
	Months	% to
	2010	Total
Defense Electronics	$269.7	42%
Electronic Instrumentation	295.9	47%
Other Commercial Electronics	68.6	11%

Total Electronics and Communications segment	$634.2	100%

Note 14. Subsequent Event
In the third quarter of 2010, Teledyne completed the acquisition of Intelek for $38.5 million, which includes $2.0 million in acquisition expenses. Intelek has locations in the United Kingdom and State College, Pennsylvania. Through its Paradise Datacom division, Intelek designs and manufactures satellite modems, transceivers, block up-converters, solid state power amplifiers, low noise amplifiers and associated equipment for the terrestrial segment of the satellite communications market. Intelek’s Labtech division is a manufacturer of microwave circuits and components primarily for the defense electronics, global telecommunications, space and satellite communications markets. Intelek’s CML Group division manufactures precision machined and composite aerostructures for military and commercial aircraft. Following the acquisition, the three divisions will change their names to Teledyne Paradise Datacom, Teledyne Labtech and Teledyne CML Group. For the fiscal year ended March 31, 2010, Intelek had sales of approximately £38 million.
The Paradise Datacom and Labtech divisions will become part of the Electronics and Communications segment and the CML Group will become part of the Engineered Systems segment. Teledyne funded the acquisition primarily from borrowings under its credit facility and cash on hand.

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
Our Recent Acquisitions
In March 2010, Teledyne Scientific & Imaging, LLC (“Teledyne Scientific”) acquired a 17% minority interest in Optical Alchemy, Inc., a designer and manufacturer of ultra-light electro optical gimbal systems located in Nashua, New Hampshire, for $4.6 million, which includes $0.1 million in acquisition expenses, accounted for under the cost basis method. In June 2010, Teledyne Scientific acquired Optimum Optical Systems, Inc. (“Optimum Optical”), located in Camarillo, California for $5.7 million, net of cash acquired. Optimum Optical is a designer and manufacturer of custom optics and optomechanical assemblies. Also in June 2010, Teledyne acquired a 16% minority interest in Intelek plc (“Intelek”) for $6.9 million, accounted for under the cost basis method. Intelek has locations in the United Kingdom and State College, Pennsylvania. Intelek primarily designs and manufactures electronic systems for satellite and microwave communication. In the third quarter of 2010, Teledyne completed the acquisition of Intelek for an additional $38.5 million, which includes $2.0 million in acquisition expenses.
Results of Operations
Second quarter of 2010 compared with the second quarter of 2009
Our second quarter 2010 sales were $442.5 million, compared with sales of $441.1 million for the same period of 2009, an increase of 0.3%. Net income attributable to common stockholders for the second quarter of 2010 was $28.6 million ($0.78 per diluted share) compared with net income attributable to common stockholders of $25.2 million ($0.69 per diluted share) for the second quarter of 2009, an increase of 13.5%.
The second quarter of 2010, compared with the same period in 2009, reflected higher sales in each business segment except in the Engineered Systems segment. The increase in the Electronics and Communication segment reflected higher sales of marine and environmental instrumentation products. The decrease in the Engineered Systems segment reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense contract engineering services as well as gas centrifuge service modules. We continue to anticipate reduced sales of gas centrifuge service modules and missile defense engineering services in 2010 due to program funding. In addition, we anticipate reduced sales to NASA in the third and fourth quarters of 2010 due to government funding reductions in certain programs.
The increase in earnings for the second quarter of 2010, compared with the same period of 2009, reflected the impact of higher sales, lower pension and cost containment efforts, partially offset by charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The second quarter of 2010 also included $0.7 million in professional fees related to acquisition activity.
The second quarter of 2010 included pension expense of $1.3 million, compared with pension expense of $5.6 million in the second quarter of 2009. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million in the second quarter of 2010, compared with pension expense of $3.1 million in the second quarter of 2009. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made in 2009 and 2008.
Stock option compensation expense was $1.2 million for both the second quarter of 2010 and 2009.
Cost of sales in total dollars was slightly lower in the second quarter of 2010, compared with the second quarter of 2009. Cost of sales as a percentage of sales for the second quarter of 2010 decreased to 70.0% from 71.1% for the second quarter of 2009 and reflected the impact of cost containment efforts, product mix and lower pension expense, partially offset by offset by the impact of the inventory write-down.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter of 2010, compared with the second quarter of 2009, and primarily reflected higher general and administrative expenses. The increase in general and administrative expenses reflected higher professional fees expense, including acquisition related expenses. Selling, general and administrative expenses for the second quarter of 2010, as a percentage of sales, increased to 19.6%, compared with 19.0% in the second quarter of 2009, and reflected the impact of higher general and administrative expenses.
Interest expense, net of interest income, was $0.7 million in the second quarter of 2010, compared with $1.5 million for the second quarter of 2009. The decrease in net interest expense primarily reflected the impact of lower outstanding debt levels. Other income in 2010 includes an insurance benefit of $0.7 million.
The Company’s effective income tax rate for the second quarter of 2010 was 37.0% compared with 39.0% for the second quarter of 2009. The second quarter of 2010 included the recognition of previously unrecognized tax benefits of $0.2 million due to the expiration of applicable statutes of limitations. Excluding this amount, the effective income tax rate for the second quarter of 2010 would have been 37.4%.
Noncontrolling interest in subsidiaries’ earnings in 2009 reflected the minority ownership interest in Ocean Design, Inc. (“ODI”) and Teledyne Energy Systems, Inc.
First six months of 2010 compared with the first six months of 2009
Teledyne’s sales for the first six months of 2010 were $881.7 million, compared with sales of $881.4 million for the same period of 2009. Net income attributable to common stockholders for the first six months of 2010 was $53.6 million ($1.46 per diluted share) compared with net income attributable to common stockholders of $46.0 million ($1.26 per diluted share) for the first six months of 2009, an increase of 16.5%.
The first six months of 2010, compared with the same period in 2009, reflected higher sales in each business segment except in the Engineered Systems segment. The increase in the Electronics and Communication segment reflected higher sales of manufacturing services, microwave subsystems and marine and environmental instrumentation products. The decrease in the Engineered Systems segment reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense contract engineering services as well as gas centrifuge service modules. The increase in the Aerospace Engines and Components segment reflected higher sales of engines for new OEM aircraft, as well as increased sales of aftermarket engines and spare parts.
The increase in earnings for the first six months of 2010, compared with the same period of 2009, reflected higher operating profit in each operating segment except the Engineered Systems segment. Operating profit reflected lower pension and cost containment efforts, partially offset by charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The first six months of 2010 also included $0.7 million in professional fees related to acquisition activity. Incremental operating profit in the first six months of 2010 from businesses acquired in 2009, including synergies, was $0.1 million.
The first six months of 2010 included pension expense of $2.6 million, compared with pension expense of $11.2 million in the first six months of 2009. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made in 2009 and 2008. Pension expense allocated to contracts pursuant to CAS was $4.8 million in the first six months of 2010, compared with pension expense of $6.2 million in the first six months of 2009.
For the first six months of 2010 and 2009, we recorded a total of $2.5 million and $2.8 million, respectively in stock option compensation expense.
Cost of sales in total dollars was lower in the first six months of 2010, compared with the first six months of 2009, and reflected the impact of lower pension expense, partially offset by offset by the impact of the inventory write-down. Cost of sales as a percentage of sales for the first six months of 2010 decreased to 70.6% from 71.2% for the first six months of 2009 and reflected the impact of cost containment efforts, product mix and lower pension expense, partially offset by offset by the impact of the inventory write-down.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were slightly lower in the first six months of 2010, compared with the first six months of 2009. Corporate expense was $13.8 million for the first six months of 2010, compared with $12.7 million for the same period in 2009 and reflected higher professional fees expense and higher compensation expense. Selling, general and administrative expenses for the first six months of 2010, as a percentage of sales, remained flat at 19.8%.
Interest expense, net of interest income, was $1.7 million in the first six months of 2010, compared with $2.6 million for the first six months of 2009. The decrease in net interest expense primarily reflected the impact of lower outstanding debt levels. Other income in 2010 includes an insurance benefit of $0.7 million. The Company’s effective tax rate for the first six months of 2010 was 37.0% compared with 39.1% for the first six months of 2009. The effective tax rate for the first six months of 2010 reflected the recognition of previously unrecognized tax benefits of $0.6 million due to the expiration of applicable statutes of limitations. Excluding this item, the Company’s effective tax rate for the first six months of 2010 would have been 37.7%. The effective tax rate for the first six months of 2009 reflected additional income tax expense of $0.3 million, primarily related to the impact of California income tax law changes, which was recorded in the first quarter of 2009. Excluding this item, the Company’s effective tax rate for the first six months of 2009 would have been 38.7%.
Noncontrolling interest in subsidiaries’ earnings in 2009 reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc.
Review of Operations:
The following table sets forth the sales and operating profit (loss) for each segment (amounts in millions):

	Three	Three		Six	Six
	Months	Months	%	Months	Months	%
	2010	2009	Change	2010	2009	Change
Net sales:
Electronics and Communications	$323.8	$305.1	6.1%	$634.2	$615.1	3.1%
Engineered Systems	67.3	89.7	(25.0)%	145.7	178.5	(18.4)%
Aerospace Engines and Components	34.5	29.7	16.2%	68.8	55.7	23.5%
Energy and Power Systems	16.9	16.6	1.8%	33.0	32.1	2.8%

Total net sales	$442.5	$441.1	0.3%	$881.7	$881.4	—

Operating profit (loss) and other segment income:
Electronics and Communications	$41.6	$39.9	4.3%	$81.7	$78.2	4.5%
Engineered Systems	7.4	8.7	(14.9)%	14.7	16.8	(12.5)%
Aerospace Engines and Components	2.0	0.7	*	1.6	(3.6)	*
Energy and Power Systems	1.1	0.3	*	1.4	0.3	*

Segment operating profit and other segment income	$52.1	$49.6	5.0%	$99.4	$91.7	8.4%
Corporate expense	(6.4)	(5.9)	8.5%	(13.8)	(12.7)	8.7%
Other income (expense), net	0.5	(0.6)	*	1.2	(0.2)	*
Interest expense, net	(0.7)	(1.5)	(53.3)%	(1.7)	(2.6)	(34.6)%

Income before income taxes	45.5	41.6	9.4%	85.1	76.2	11.7%
Provision for income taxes (a)	16.9	16.2	4.3%	31.5	29.8	5.7%

Net income before noncontrolling interest	28.6	25.4	12.6%	53.6	46.4	15.5%
Less: net income attributable to noncontrolling interest	—	(0.2)	*	—	(0.4)	*

Net income attributable to Teledyne Technologies	$28.6	$25.2	13.5%	$53.6	$46.0	16.5%

(a)	The first six months of 2010 includes the recognition of previously unrecognized tax benefits of $0.6 million due to the expiration of applicable statutes of limitations, of which $0.2 million was recorded in the second quarter. The first six months of 2009 includes additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes, which was recorded in the first quarter.

*	percentage change not meaningful

Electronics and Communications
Second quarter of 2010 compared with the second quarter of 2009
Our Electronics and Communications segment’s second quarter 2010 sales were $323.8 million, compared with $305.1 million for the second quarter of 2009, an increase of 6.1%. Second quarter 2010 operating profit was $41.6 million, compared with operating profit of $39.9 million for the second quarter of 2009, an increase of 4.3%.
The second quarter 2010 sales change resulted primarily from higher sales of electronic instrumentation, partially offset by lower sales of other commercial electronics. Revenue growth of $18.7 million in electronic instrumentation primarily reflected higher sales of marine and environmental instrumentation products. Lower sales of $1.1 million of other commercial electronics primarily reflected reduced sales from product lines which the company is exiting, such as commercial electronic manufacturing services and telecommunication subsystems partially offset by higher sales of electronic relays. Sales of defense electronics increased by $1.1 million and included $0.4 million in sales from the acquisition of Optimum Optical in June 2010. The increase in operating profit reflected the impact of higher sales, cost containment efforts and product mix, partially offset by charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The second quarter of 2010 also included $0.7 million in professional fees related to acquisition activity. Operating profit included pension expense of $0.8 million in the second quarter of 2010, compared with $2.4 million for the second quarter of 2009. Pension expense allocated to contracts pursuant to CAS was $0.7 million in the second quarter of 2010, compared with $0.6 million for the second quarter of 2009.
First six months of 2010 compared with the first six months of 2009
Our Electronics and Communications segment’s first six months 2010 sales were $634.2 million, compared with first six months 2009 sales of $615.1 million, an increase of 3.1%. First six months 2010 operating profit was $81.7 million, compared with operating profit of $78.2 million in the first six months of 2009, an increase of 4.5%.
The first six months 2010 sales improvement resulted from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. Revenue growth of $14.7 million in electronic instrumentation primarily reflected higher sales of marine and environmental instrumentation products. Revenue growth of $11.7 million in defense electronics primarily reflected higher sales of manufacturing services, microwave subsystems and also included $0.4 million in sales from the acquisition of Optimum Optical. Lower sales of $7.3 million of other commercial electronics primarily reflected reduced sales from product lines which the company is exiting, such as commercial electronic manufacturing services and telecommunication subsystems partially offset by higher sales of electronic relays. The increase in operating profit reflected the impact of higher sales, cost containment efforts and product mix, partially offset by charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The first six months of 2010 also included $0.7 million in professional fees related to acquisition activity. Operating profit included pension expense of $1.5 million in the first six months of 2010, compared with $4.8 million for the first six months of 2009. Pension expense allocated to contracts pursuant to CAS was $1.3 million in the first six months of 2010, compared with $1.2 million for the first six months of 2009.
Engineered Systems
Second quarter of 2010 compared with the second quarter of 2009
Our Engineered Systems segment’s second quarter 2010 sales were $67.3 million, compared with $89.7 million for the second quarter of 2009, a decrease of 25.0%. The second quarter 2010 operating profit was $7.4 million, compared with operating profit of $8.7 million for the second quarter of 2009, a decrease of 14.9%.
The second quarter 2010 sales decrease primarily reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense contract engineering services as well as gas centrifuge service modules. Operating profit in the second quarter of 2010 reflected the impact of lower sales, partially offset by lower pension expense. Operating profit included pension expense of $0.4 million in the second quarter of 2010, compared with $2.8 million in the second quarter of 2009. Pension expense allocated to contracts pursuant to CAS was $1.7 million in the second quarter of 2010, compared with $2.5 million in the second quarter of 2009.

Our Engineered Systems segment manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC Inc., used in the American Centrifuge Plant. We continue to anticipate reduced sales of gas centrifuge service modules in 2010 due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Plant. In March 2010, the Department of Energy finalized $45 million in funding to USEC Inc. to continue centrifuge development. In April 2010 the Department of Energy announced additional loan guarantees for nuclear front-end processing that increase the likelihood that the Department of Energy may support USEC’s American Centrifuge Plan, which could result in additional revenue to us in 2011. In addition, given reduced program funding, as well as changes to contracting policy by the U.S. Government relating to organizational conflicts of interest, we expect reduced sales of missile defense engineering services in 2010. Finally, we anticipate reduced sales to NASA in the third and fourth quarters of 2010 due to government funding reductions in certain programs.
First six months of 2010 compared with the first six months of 2009
Our Engineered Systems segment’s first six months 2010 sales were $145.7 million, compared with first six months 2009 sales of $178.5 million, a decrease of 18.4%. First six months 2010 operating profit was $14.7 million, compared with operating profit of $16.8 million for the first six months of 2009, a decrease of 12.5%.
The first six months 2010 sales reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense contract engineering services as well as gas centrifuge service modules. Operating profit in the first six months of 2010 primarily reflected the impact of lower sales, partially offset by lower pension expense. Operating profit included pension expense of $0.8 million in the first six months of 2010, compared with $5.5 million in the first six months of 2009. Pension expense allocated to contracts pursuant to CAS was $3.4 million in the first six months of 2010 and $4.9 million for the first six months of 2009.
Aerospace Engines and Components
Second quarter of 2010 compared with the second quarter of 2009
Our Aerospace Engines and Components segment’s second quarter 2010 sales were $34.5 million, compared with $29.7 million for the second quarter of 2009, an increase of 16.2%. The second quarter 2010 operating profit was $2.0 million, compared with operating profit of $0.7 million for the second quarter of 2009.
Second quarter 2010 sales reflected higher sales of engines for new OEM aircraft, as well as increased sales of aftermarket engines and spare parts due to improved demand in the general aviation market relative to 2009. Operating profit in 2010 included the reversal of $1.2 million of product recall and replacement reserves that were no longer needed as the program nears completion. Operating profit in 2009 included a $0.3 million charge related to past due accounts receivable, partially offset by a favorable worker’s compensation settlement of $0.9 million.
First six months of 2010 compared with the first six months of 2009
Our Aerospace Engines and Components segment’s first six months 2010 sales were $68.8 million, compared with first six months 2009 sales of $55.7 million, an increase of 23.5%. The first six months 2010 operating profit was $1.6 million, compared with an operating loss of $3.6 million in the first six months of 2009.
The increase in revenue reflected higher sales of engines for new OEM aircraft, as well as increased sales of aftermarket engines and spare parts due to improved demand in the general aviation market relative to 2009. Operating profit included the reversal of $1.2 million of product recall and replacement reserves that were no longer needed as the program nears completion. Operating profit in 2009 included a $0.3 million charge related to past due accounts receivable, partially offset by a favorable worker’s compensation settlement of $0.9 million.
Energy and Power Systems
Second quarter of 2010 compared with the second quarter of 2009
Our Energy and Power Systems segment’s second quarter 2010 sales were $16.9 million, compared with $16.6 million for the second quarter of 2009, an increase of 1.8%. Operating profit was $1.1 million for the second quarter 2010, compared with operating profit of $0.3 million for the second quarter of 2009.

Second quarter 2010 sales primarily reflected higher sales of commercial hydrogen generators and power systems for government applications as well as higher battery product sales, partially offset by reduced revenue related to the Joint Air-to-Surface Standoff Missile (“JASSM”) turbine engine program. Operating profit in 2009 reflected a $1.2 million product replacement reserve for commercial energy systems.
First six months of 2010 compared with the first six months of 2009
Our Energy and Power Systems segment’s first six months 2010 sales were $33.0 million, compared with $32.1 million for the first six months of 2009, an increase of 2.8%. Operating profit was $1.4 million for the first six months of 2010, compared with $0.3 million for the first six months of 2009.
Second quarter 2010 sales primarily reflected higher sales of commercial hydrogen generators and power systems for government applications as well as higher battery product sales, partially offset by reduced revenue related to the JASSM turbine engine program. Operating profit in 2009 reflected a $1.2 million product replacement reserve for commercial energy systems
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $50.1 million for the first six months of 2010, compared with $28.2 million for the same period of 2009. No pension contributions were made in the first six months of 2010, compared with an $80.0 million voluntary pretax pension contribution made in the first six months of 2009. The 2010 amount also reflected tax payments of $34.1 million compared with net tax refunds of $7.6 million in 2009. The higher cash provided by operating activities in the first six months of 2010, compared with the first six months of 2009, reflected the impact of these items, partially offset by higher working capital requirements, which primarily reflected the early collection of accounts receivable in the fourth quarter of 2009.
Our net cash used by investing activities was $27.2 million for the first six months of 2010, compared with net cash used by investing activities of $24.8 million for the first six months of 2009. The 2010 amount includes the purchase of a 17% minority interest in Optical Alchemy, Inc. for $4.6 million which includes $0.1 million in acquisition expenses, accounted for under the cost basis method. The 2010 amount also includes the purchase of Optimum Optical for $5.7 million, net of cash acquired and the purchase of a 16% minority interest in Intelek plc for $6.9 million. In the third quarter of 2010, Teledyne acquired the remaining ownership in Intelek plc for $38.5 million, which includes $2.0 million in acquisition expenses. The 2010 amount also includes a scheduled payment of $0.3 million for a prior acquisition and a $0.7 million receipt for a purchase price adjustment for a prior acquisition. The 2009 amount included $5.9 million paid for the purchase of ODI shares, $1.4 million to acquire assets of a marine sensor product line, a scheduled payment of $0.3 million for a prior acquisition and a $0.3 million receipt for a purchase price adjustment for a prior acquisition.
We funded the purchases primarily from borrowings under our credit facility and cash on hand.
Capital expenditures for the first six months of 2010 and 2009 were $10.5 million and $17.5 million, respectively.
Our goodwill was $502.6 million at July 4, 2010 and $502.4 million at January 3, 2010. The increase in the balance of goodwill in 2010 primarily resulted from goodwill from the purchase of Optimum Optical, partially offset by foreign currency changes. Our net acquired intangible assets were $103.4 million at July 4, 2010 and $109.6 million at January 3, 2010. The change in the balance of acquired intangible assets in 2010 resulted from amortization, as well as foreign currency changes.
Financing activities used cash of $12.5 million for the first six months of 2010, compared with cash provided by financing activities of $0.3 million for the first six months of 2009. Cash used by financing activities for the first six months of 2010 included net repayment of borrowings of $14.2 million. Cash provided by financing activities for the first six months of 2009 included net borrowings of $0.8 million. Proceeds from the exercise of stock options were $1.6 million and $0.2 million for the first six months of 2010 and 2009, respectively. The first six months of 2010 and 2009 included $0.7 million and $0.1 million in excess tax benefits related to stock-based compensation, respectively. In the first quarter of 2009, Teledyne paid $0.8 million to repurchase 36,239 shares of Teledyne common stock under a now expired stock repurchase program.
Working capital was $286.0 million at July 4, 2010, compared with $250.6 million at January 3, 2010. The higher amount at July 4, 2010 primarily reflects the impact of higher trade receivables.

No pension contributions have been made in 2010, however we expect to make a voluntary pretax contribution to our qualified pension plan of approximately $37.0 million in the third quarter of 2010. Teledyne made a voluntary pretax contribution of $80.0 million to its pension plan in the first quarter of 2009.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. As of July 4, 2010, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below. We currently expect capital expenditures to be approximately $35.0 million in 2010, of which $10.5 million has been spent in the first six months of 2010.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. On May 12, 2010 the Company entered into a note purchase agreement providing for a private placement of $250.0 million in aggregate principal amount of senior notes to be issued on September 15, 2010. The Notes will consist of $75 million of 4.04% senior notes due September 15, 2015, $100 million of 4.74% senior notes due September 15, 2017 and $75 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company intends to use the proceeds of the private placement to pay down amounts outstanding under the company’s existing credit facility and for general corporate purposes including acquisitions. The closing and issuance of the notes are subject to customary closing conditions. The credit agreements requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At July 4, 2010, the Company was in compliance with these covenants. As of July 4, 2010 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At July 4, 2010 the required financial covenant ratios and the actual ratios were as follows:
$590M Credit Facility expires July 2011

Actual
	Required Financial	Covenant
Covenant	Covenant Ratio	Ratio
Consolidated Net Worth	No less than $459.5M	$720.3M
Consolidated Leverage Ratio (Debt/EBITDA)	No more than 3.0 to 1	1.30 to 1
Consolidated Interest Coverage Ratio	No less than 3.0 to 1	50.4 to 1
$250M Private Placement Notes due 2015, 2017 and 2020 (anticipated issuance date September 15, 2010)

Actual
	Required Financial	Covenant
Covenant	Covenant Ratio	Ratio
Consolidated Leverage Ratio (Net Debt/EBITDA)	No more than 3.25 to 1	1.30 to 1
Consolidated Interest Coverage Ratio	No less than 3.0 to 1	63.5 to 1
Available borrowing capacity under the $590.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $309.2 million at July 4, 2010. The Company is planning to refinance the $590.0 million credit facility prior to its scheduled maturity.
In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was$150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contract as of the termination date were deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the future borrowings beginning September 15, 2010. As of July 4, 2010, unamortized loss of $0.6 million was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, debt issuance and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results: including continuing disruptions in the global economy; insurance and credit markets; changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; continued liquidity of our suppliers and customers (including commercial aviation customers); availability of credit to our suppliers and customers, and a potential decrease in offshore oil production and exploration activity due to the April 2010 oil spill in the Gulf of Mexico. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices could negatively affect our business units that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.
Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Changes in U.S. Government policy could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the Company participates including anticipated reductions in the Company’s missile defense engineering services and gas centrifuge service module manufacturing programs, as well as certain NASA programs.
We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
While our growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses and retain customers and to achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses outside of the United States, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.
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
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of July 4, 2010, we had $226.0 million in outstanding indebtedness under our amended and restated credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.3 million, assuming the $226.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 4, 2010, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended July 4, 2010, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K, except as disclosed in Item 3 Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure.
Item 6. Exhibits
     (a) Exhibits

Exhibit 10.1	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors, together with Schedules and Exhibits thereto.

Exhibit 10.2	Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein, together with Schedules and Exhibits thereto.

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: August 9, 2010	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 10.1	Amended and Restated Credit Agreement, dated as of July 14, 2006, among Teledyne Technologies Incorporated, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, certain lenders thereunder and certain subsidiaries of Teledyne Technologies Incorporated as guarantors, together with Schedules and Exhibits thereto.
Exhibit 10.2	Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein, together with Schedules and Exhibits thereto.
Exhibit 31.1	302 Certification — Robert Mehrabian
Exhibit 31.2	302 Certification — Dale A. Schnittjer
Exhibit 32.1	906 Certification — Robert Mehrabian
Exhibit 32.2	906 Certification — Dale A. Schnittjer