Form 10-Q
period 2010-10-03
TELEDYNE TECHNOLOGIES INC
filed 2010-11-10
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $.01 par value per share	36,299,810 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PAGE
Part I Financial Information	2

Item 1. Financial Statements	2

Condensed Consolidated Statements of Income	2

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

Part II Other Information	26

Item 1A. Risk Factors	26

Item 6. Exhibits	26

Signatures	27
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 2010 AND SEPTEMBER 27, 2009
(Unaudited — Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2010	2009	2010	2009
Net Sales	$443.9	$429.4	$1,325.6	$1,310.8
Costs and expenses
Cost of sales	307.6	304.2	929.7	931.8
Selling, general and administrative expenses	89.4	81.5	263.4	256.3

Total costs and expenses	397.0	385.7	1,193.1	1,188.1

Income before other income and expense and income taxes	46.9	43.7	132.5	122.7
Other income (expense), net	(0.3)	—	0.9	(0.2)
Interest and debt expense, net	(1.4)	(1.1)	(3.1)	(3.7)

Income before income taxes	45.2	42.6	130.3	118.8
Provision for income taxes	14.8	7.4	46.3	37.2

Net income before noncontrolling interest	30.4	35.2	84.0	81.6
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.5)

Net income attributable to Teledyne Technologies	$30.3	$35.1	$83.9	$81.1

Basic earnings per common share	$0.84	$0.98	$2.32	$2.25

Weighted average common shares outstanding	36.2	36.0	36.2	36.0

Diluted earnings per common share	$0.82	$0.96	$2.28	$2.22

Weighted average diluted common shares outstanding	36.8	36.6	36.8	36.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited — Amounts in millions, except share amounts)

	October 3,	January 3,
	2010	2010
Assets

Current Assets
Cash and cash equivalents	$27.1	$26.1
Accounts receivable, net	277.5	245.8
Inventories, net	208.5	189.6
Deferred income taxes, net	35.5	37.4
Prepaid expenses and other current assets	18.6	32.8

Total current assets	567.2	531.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $298.4 at October 3, 2010 and $275.9 at January 3, 2010	215.4	206.6
Deferred income taxes, net	27.9	29.9
Goodwill, net	547.5	502.4
Acquired intangibles, net	119.9	109.6
Other assets, net	50.0	41.3

Total Assets	$1,527.9	$1,421.5

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$122.5	$103.8
Accrued liabilities	173.1	176.8
Current portion of long-term debt and capital leases	3.1	0.5

Total current liabilities	298.7	281.1
Long-term debt and capital leases	266.0	251.6
Accrued pension obligation	55.4	79.8
Accrued postretirement benefits	14.1	15.7
Other long-term liabilities	134.3	125.9

Total Liabilities	768.5	754.1

Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; outstanding shares 36,288,891 at October 3, 2010 and 36,078,269 at January 3, 2010	0.4	0.4
Additional paid-in capital	263.9	254.7
Retained earnings	667.1	583.2
Accumulated other comprehensive loss	(173.0)	(171.8)

Total Teledyne Technologies Stockholders’ Equity	758.4	666.5
Noncontrolling interest	1.0	0.9

Total Stockholders’ Equity	759.4	667.4

Total Liabilities and Stockholders’ Equity	$1,527.9	$1,421.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2010 AND SEPTEMBER 27, 2009
(Unaudited — Amounts in millions)

	Nine Months
	2010	2009
Operating Activities
Net income before noncontrolling interest	$84.0	$81.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.0	33.2
Deferred income taxes	(4.3)	38.4
Stock option expense	3.7	4.1
Noncontrolling interest	0.1	0.5
Excess income tax benefits from stock options exercised	(0.9)	(0.3)
Loss on sale of fixed assets	0.1	0.2

Changes in operating assets and liabilities, excluding the effect of business acquired:
Decrease (increase) in accounts receivable	(24.3)	19.7
Decrease (increase) in inventories	(9.8)	14.0
Decrease in prepaid expenses and other assets	2.2	3.2
Increase (decrease) in accounts payable	11.1	(6.3)
Decrease in accrued liabilities	(5.4)	(18.9)
Increase in income taxes payable, net	15.3	6.1
Increase in long-term assets	(4.4)	(4.4)
Increase in other long-term liabilities	5.6	5.7
Decrease in accrued pension obligation	(34.2)	(101.1)
Decrease in accrued postretirement benefits	(1.6)	(1.5)
Other operating, net	1.6	0.9

Net cash provided by operating activities	73.8	75.1

Investing Activities
Purchases of property, plant and equipment	(17.4)	(26.8)
Purchase of businesses and other investments	(63.3)	(26.9)
Proceeds from disposal of fixed assets	0.1	0.1

Net cash used by investing activities	(80.6)	(53.6)

Financing Activities
Proceeds from issuance of Senior Notes	250.0	—
Net repayments of debt	(244.8)	(20.3)
Purchase of treasury stock	—	(0.8)
Proceeds from exercise of stock options	2.3	0.5
Issuance of cash flow hedges	(0.6)	—
Excess income tax benefits from stock options exercised	0.9	0.3

Net cash provided (used) by financing activities	7.8	(20.3)

Increase in cash and cash equivalents	1.0	1.2
Cash and cash equivalents—beginning of period	26.1	20.4

Cash and cash equivalents—end of period	$27.1	$21.6

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 3, 2010
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of October 3, 2010 and the consolidated results of operations and cash flows for the three months and nine months then ended. The results of operations and cash flows for the period ended October 3, 2010 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
The following summarizes the acquisitions made during 2010. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc., now known as Teledyne ODI, (“ODI”) for $25.5 million, no other acquisitions were made in 2009.

		Ownership	Primary	Pre-acquisition	Transaction	Purchase Price
Name and Description(1)	Date Acquired	Purchased	Location(s)	Sales Volume	Type	(2)(3)
(in millions)
Fiscal Year 2010

Optimum Optical Systems, Inc (Optimum)	June 7, 2010	100.0%	Camarillo, CA	$5.9 million for the	Stock	$5.7
Designs and manufacturers custom optics and				fiscal year ended
optomechanical assemblies				December 31, 2009

Intelek plc (Intelek)	July 26, 2010	100.0%	United Kingdom	£38 million for the	Stock	$42.6
Designs and manufactures electronic systems			and State	fiscal year ended
for satellite and microw ave communication and			College, PA	March 31, 2010
aerostructure manufacturing

Hafmynd ehf., now know as Gavia elf. (Gavia)	September 20, 2010	100.0%	Reykjavik,	532.4 million	Stock	$10.1
Designs and manufactures the GaviaTM			Iceland	Icelandic króna for
autonomous underw ater vehicle (AUV)				the fiscal year
ended December 31, 2009

1)	Each of the acquisitions is part of the Electronics and Communications segment, except for the CML division of Intelek which is part of the Engineered Systems segment.

2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including certain acquisition transaction costs, paid as of October 3, 2010.

3)	On March 2, 2010, we acquired a 17% interest in Optical Alchemy, Inc., a designer and manufacturer of ultra-light electro optical gimbal system for $4.6 million. Also in 2010, we made scheduled payments for a prior acquisition of $0.3 million. In 2009, we paid $0.3 million related to a prior acquisition and received a purchase price adjustment of $0.3 million for a prior acquisition.
In June 2010, Teledyne acquired an initial 16% minority interest in Intelek. In July 2010, Teledyne acquired the remaining interest in Intelek. Intelek has locations in the United Kingdom and State College, Pennsylvania. Through its Paradise Datacom division, Intelek designs and manufactures satellite modems, transceivers, block up-converters, solid state power amplifiers, low noise amplifiers and associated equipment for the terrestrial segment of the satellite communications market. Intelek’s Labtech division is a manufacturer of microwave circuits and components primarily for the defense electronics, global telecommunications, space and satellite communications markets. Intelek’s CML division manufactures precision machined and composite aerostructures for military and commercial aircraft. The three divisions have changed their names to Teledyne Paradise Datacom, Teledyne Labtech and Teledyne CML Group. The Teledyne Paradise Datacom and Teledyne Labtech divisions are part of the Electronics and Communications segment and the Teledyne CML division is part of the Engineered Systems segment.
Teledyne funded the purchases primarily from borrowings and cash on hand. The primary reasons for the above acquisitions were to strengthen and expand our core businesses through adding complementary product and service offerings, allowing the ability to offer greater integrated products and services, enhancing our technical capabilities or increasing our addressable markets. The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our businesses and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition.
Teledyne’s goodwill was $547.5 million at October 3, 2010 and $502.4 million at January 3, 2010. The increase in the balance of goodwill in 2010 primarily resulted from goodwill from recent acquisitions. Teledyne’s net acquired intangible assets were $119.9 million at October 3, 2010 and $109.6 million at January 3, 2010. The change in the balance of acquired intangible assets in 2010 resulted from recent acquisitions, partially offset by amortization. The goodwill acquired as part of the Gavia ehf and the Intelek UK business is deductible for tax purposes.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made during fiscal 2010 (in millions):

Current assets	$17.7
Property, plant and equipment	16.5
Goodwill	46.0
Acquired intangible assets	21.3
Current liabilities	(18.0)
Long-term liabilities	(26.0)

Total net assets acquired	$57.5

Note 3. Comprehensive Income
Teledyne’s comprehensive income is comprised of net income attributable to common stockholders, minimum pension liability adjustments, unamortized cash flow hedge losses and foreign currency translation adjustments. Teledyne’s total comprehensive income for the third quarter and first nine months of 2010 and 2009 consists of the following (in millions):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Net income before noncontrolling interest	$30.4	$35.2	$84.0	$81.6
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	6.5	0.8	(1.0)	6.3
Cash flow hedge position	—	—	(0.6)	—
Minimum pension liability adjustment	—	—	0.3	—

Total other comprehensive gain (loss)	6.5	0.8	(1.3)	6.3

Total comprehensive income	36.9	36.0	82.7	87.9
Less: Amounts attributable to noncontrolling interests:
Net income	(0.1)	(0.1)	(0.1)	(0.5)
Foreign currency translation gains	—	—	—	0.1

Total other comprehensive loss	(0.1)	(0.1)	(0.1)	(0.4)

Comprehensive income attributable to common stockholders	$36.8	$35.9	$82.6	$87.5

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2010	2009	2010	2009
Basic earnings per share
Net income attributable to common stockholders	$30.3	$35.1	$83.9	$81.1

Weighted average common shares outstanding	36.2	36.0	36.2	36.0

Basic earnings per common share	$0.84	$0.98	$2.32	$2.25

Diluted earnings per share
Net income attributable to common stockholders	$30.3	$35.1	$83.9	$81.1

Weighted average common shares outstanding	36.2	36.0	36.2	36.0
Dilutive effect of exercise of options outstanding	0.6	0.6	0.6	0.5

Weighted average diluted common shares outstanding	36.8	36.6	36.8	36.5

Diluted earnings per common share	$0.82	$0.96	$2.28	$2.22

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $1.2 million and $3.7 million in stock option compensation expense for the third quarter and first nine months of 2010, respectively. For the third quarter and first nine months of 2009, the Company recorded a total of $1.3 million and $4.1 million, respectively in stock option expense. Employee stock option grants are expensed evenly over the three year vesting period. In 2010, the Company currently expects approximately $5.0 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

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
Stock option transactions for Teledyne’s employee stock option plans for the third quarter and nine months ended October 3, 2010 are summarized as follows:

	2010
	Third Quarter		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	2,594,529	$32.70	2,249,050	$30.40
Granted	—	$—	433,094	$42.09
Exercised	(32,825)	$22.49	(107,823)	$19.66
Canceled or expired	(22,939)	$39.14	(35,556)	$36.05

Ending balance	2,538,765	$32.75	2,538,765	$32.75

Options exercisable at end of period	2,013,177	$29.90	2,013,177	$29.90

Stock option transactions for Teledyne’s non-employee director stock option plan for the third quarter and nine months ended October 3, 2010 are summarized as follows:

	2010
	Third Quarter		Nine Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	438,644	$28.38	418,817	$26.66
Granted	3,551	$25.61	40,314	$39.81
Exercised	—	$—	(14,936)	$13.50
Canceled	—	$—	(2,000)	$14.75

Ending balance	442,195	$28.36	442,195	$28.36

Options exercisable at end of period	400,683	$27.03	400,683	$27.03

In February 2010, Teledyne issued 44,751 shares of common stock in connection with the second installment of the 2006 to 2008 Performance Share Plan. Also in February 2010, the restriction was removed for 31,305 shares of Teledyne common stock related to the 2007 to 2009 restricted stock performance period.

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $7.4 million at October 3, 2010 and $11.2 million at January 3, 2010.
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

Balance at	October 3, 2010	January 3, 2010
Raw materials and supplies	$103.1	$107.5
Work in process	116.7	100.4
Finished goods	16.4	15.9

	236.2	223.8
Progress payments	(3.5)	(8.9)
LIFO reserve	(24.2)	(25.3)

Total inventories, net	$208.5	$189.6

Inventories at cost determined on the LIFO method were $118.6 million at October 3, 2010 and $117.3 million at January 3, 2010. The remainder of the inventories using average cost or the FIFO methods, were $117.6 million at October 3, 2010 and $106.5 million at January 3, 2010.
Note 8. Supplemental Balance Sheet Information
Other long-term assets included amounts related to a deferred compensation plan of $29.4 million and $26.7 million at October 3, 2010 and January 3, 2010, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $75.7 million and $76.0 million at October 3, 2010 and January 3, 2010, respectively. Accrued liabilities also included customer related deposits and credits of $29.4 million and $30.8 million at October 3, 2010 and January 3, 2010, respectively. Other long-term liabilities included aircraft product liability reserves of $44.9 million and $42.4 million at October 3, 2010 and January 3, 2010, respectively. Other long-term liabilities also included amounts related to a deferred compensation plan of $29.6 million and $26.7 million at October 3, 2010 and January 3, 2010, respectively, as well as reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2010 and 2009 are as follows (in millions):

	Nine Months
	2010	2009
Balance at beginning of year	$15.9	$14.0
Accruals for product warranties charged to expense	4.3	5.7
Acquisitions	0.3	—
Cost of product warranty claims	(4.9)	(5.2)

Balance at end of period	$15.6	$14.5

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
Note 9. Income Taxes
The Company’s effective income tax rate for the third quarter and first nine months of 2010 was 32.9% and 35.5%, respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2009 was 17.3% and 31.3%, respectively. The third quarter and first nine months of 2010 included tax credits of $2.9 million and $3.5 million, respectively. Included in these amounts are credits related to a research and development income tax credit of $2.9 million, recorded in the third quarter and tax credits of $0.6 million recorded in the first half of 2010. Excluding these amounts, the effective income tax rate for the third quarter and first nine months of 2010 would have been 39.3% and 38.2%, respectively. The effective tax rate for the first nine months of 2009 reflected the impact of a research and development income tax credit of $8.2 million recorded in the third quarter, the recognition of $1.1 million of uncertain tax benefits recorded in the third quarter, and also reflects additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes, which was recorded in the first quarter of 2009. Excluding these amounts, the Company’s effective tax rate for the third quarter and first nine months of 2009 would have been 39.1% and 38.8%, respectively.
Except for claims for refunds related to credits for research and development activities, the Company has concluded all U.S. federal income tax matters for all years through 2006. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2005. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statute of limitations could reduce unrecognized tax benefits by $2.4 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.

Note 10. Long-Term Debt and Capital Leases
On September 15, 2010, the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The notes consist of $75.0 million of 4.04% Senior Notes due September 15, 2015, $100.0 million of 4.74% Senior Notes due September 15, 2017 and $75.0 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s existing credit facility The credit agreements requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At October 3, 2010, the Company was in compliance with these covenants. At October 3, 2010, Teledyne had $250.0 million of outstanding indebtedness under its Senior Notes.
At October 3, 2010, Teledyne had $1.0 million of outstanding indebtedness under its $590.0 million credit facility. Excluding interest and fees, no payments are due under the credit facility until it matures in July 2011. Available capacity under the $590.0 million credit facility was $586.9 million at October 3, 2010. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At October 3, 2010, the Company was in compliance with these covenants. The maximum amount that could be borrowed under our credit facility as of October 3, 2010 while still remaining in compliance with our consolidated leverage ratio covenant was $406.0 million. The Company also has a $11.5 million uncommitted credit line of which $9.3 million is utilized for letters of credit and $2.2 million is available as of October 3, 2010. This credit line is utilized, as needed, for periodic cash needs and letters of credit.
Total debt at October 3, 2010, includes $250.0 million in Senior Notes and $1.0 million outstanding under the $590.0 million credit facility. The Company also has $18.1 million in capital leases, of which $2.1 million is current. At October 3, 2010, Teledyne had $11.4 million in outstanding letters of credit.
In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contracts as of the termination date were deferred in accumulated other comprehensive loss. Remaining amounts deferred in accumulated other comprehensive loss of $0.6 million, will be reclassified to interest expense over the same period of time that interest expense is recognized on the borrowings beginning September 15, 2010.
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
At October 3, 2010, the Company’s reserves for environmental remediation obligations totaled $5.4 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $5.0 million for its current aircraft product liability insurance policies which expire on May 31, 2011. At October 3, 2010, the Company’s reserves for aircraft product liabilities totaled $44.9 million all of which is included in other long-term liabilities. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses.
Note 12. Pension Plans and Postretirement Benefits
Teledyne has a domestic defined benefit pension plan covering substantially all domestic employees hired before January 1, 2004. The Company’s assumed discount rate on plan liabilities is 6.25% for both 2010 and 2009. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2010 and 2009.
Teledyne’s net periodic pension expense was $1.3 million and $3.9 million for third quarter and first nine months of 2010, respectively, compared with net periodic pension expense of $5.7 million and $16.9 million for the third quarter and first nine months of 2009, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million and $7.2 million for the third quarter and first nine months of 2010, respectively, compared with $3.1 million and $9.3 million for the third quarter and first nine months of 2009, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made since 2007. The Company made a $37.0 million pretax voluntary contribution to its pension plan in the third quarter of 2010, compared with $80.0 million and $37.0 million of pretax voluntary contributions to its pension plan in the first and third quarters of 2009, respectively.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne’s domestic defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2010 and 2009 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2010	2009	2010	2009
Service cost — benefits earned during the period	$3.5	$3.7	$10.3	$11.1
Interest cost on benefit obligation	10.2	10.1	30.5	30.1
Expected return on plan assets	(14.4)	(12.1)	(43.0)	(36.4)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Recognized actuarial loss	1.9	3.9	5.8	11.8

Net periodic benefit expense	$1.3	$5.7	$3.9	$16.9

	Third Quarter		Nine Months
Postretirement Benefits	2010	2009	2010	2009
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.3	0.4	0.8	1.1
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	(0.4)
Recognized actuarial gain	(0.3)	(0.2)	(0.8)	(0.6)

Net periodic benefit (income) expense	$(0.1)	$—	$(0.3)	$0.1

In connection with the acquisition of Intelek, the Company assumed responsibility for a defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In the third quarter of 2010, the Company recorded $0.1 million in expense related to the plan. The funding deficit for this plan, as of the acquisition date of July 26, 2010, was $9.4 million based on plan assets of $20.6 million and plan liabilities of $30.0 million.
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

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit (loss) including other segment income. The table also provides a reconciliation of segment operating profit (loss) and other segment income to total net income attributable to common stockholders (amounts in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2010	2009	Change	2010	2009	Change
Net sales:
Electronics and Communications	$325.2	$295.2	10.2%	$959.4	$910.3	5.4%
Engineered Systems	66.9	82.0	(18.4)%	212.6	260.5	(18.4)%
Aerospace Engines and Components	34.1	30.5	11.8%	102.9	86.2	19.4%
Energy and Power Systems	17.7	21.7	(18.4)%	50.7	53.8	(5.8)%

Total net sales	$443.9	$429.4	3.4%	$1,325.6	$1,310.8	1.1%

Operating profit (loss) and other segment income:
Electronics and Communications	$43.3	$39.7	9.1%	$125.0	$117.9	6.0%
Engineered Systems	7.5	6.8	10.3%	22.2	23.6	(5.9)%
Aerospace Engines and Components	1.0	1.2	(16.7)%	2.6	(2.4)	*
Energy and Power Systems	1.6	2.3	(30.4)%	3.0	2.6	15.4%

Segment operating profit and other segment income	53.4	50.0	6.8%	152.8	141.7	7.8%
Corporate expense	(6.5)	(6.3)	3.2%	(20.3)	(19.0)	6.8%
Other income (expense), net	(0.3)	—	*	0.9	(0.2)	*
Interest expense, net	(1.4)	(1.1)	27.3%	(3.1)	(3.7)	(16.2)%

Income before income taxes	45.2	42.6	6.1%	130.3	118.8	9.7%
Provision for income taxes (a)	14.8	7.4	100.0%	46.3	37.2	24.5%

Net income before noncontrolling interest	30.4	35.2	(13.6)%	84.0	81.6	2.9%
Less: net income attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)	(0.5)	(80.0)%

Net income attributable to Teledyne Technologies	$30.3	$35.1	(13.7)%	$83.9	$81.1	3.5%

(a)	The first nine months of 2010 includes tax credits of $2.9 million recorded in the third quarter and tax credits of $0.6 million in the first half of 2010. The first nine months of 2009 includes tax credits of $9.3 million recorded in the third quarter and additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes recorded in the first quarter.

*	percentage change not meaningful

Electronics and Communications
Through the first nine months of 2010, the Electronics and Communications segment represented 72.4% of total company sales. This business segment includes three business areas: Defense Electronics; Electronic Instrumentation; and Other Commercial Electronics. The Defense Electronics businesses provide a range of highly specialized electronic subsystems to our government and other defense contractors. The Electronic Instrumentation businesses provide products that power subsea oil production systems, help locate new energy reserves, report subtle changes to the environment, and detect trace contaminant in air and water. Our Other Commercial Electronics businesses provide aircraft information management solutions that are designed to increase flight safety and efficiency of aircraft transportation, and also provide precision electronics for other commercial markets. The table below provides a summary of the segment’s sales by business area and the percentage that each contributed to the Electronics and Communications segment total sales for the third quarter and first nine months of 2010 (in millions).

	Third Quarter 2010		Nine Months 2010
Business Area	Sales	%	Sales	%
Defense Electronics	$139.3	43%	$409.0	43%
Electronic Instrumentation	149.8	46%	445.7	46%
Other Commercial Electronics	36.1	11%	104.7	11%

Total Electronics and Communications segment	$325.2	100%	$959.4	100%

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
Our Recent Acquisitions
The following summarizes the acquisitions made during 2010. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc., now known as Teledyne ODI, (“ODI”) for $25.5 million, no other acquisitions were made in 2009.

		Ownership	Primary	Pre-acquisition	Transaction	Purchase Price
Name and Description(1)	Date Acquired	Purchased	Location(s)	Sales Volume	Type	(2)(3)
( in millions)
Fiscal Year 2010

Optimum Optical Systems, Inc (Optimum)	June 7, 2010	100.0%	Camarillo, CA	$5.9 million for the	Stock	$ 5.7
Designs and manufacturers custom				fiscal year ended
optics and optomechanical assemblies				December 31, 2009

Intelek plc (Intelek)	July 26, 2010	100.0%	United Kingdom and	£38 million for the	Stock	$42.6
Designs and manufactures electronic			State College, PA	fiscal year ended
systems for satellite and microw ave				March 31, 2010
communication and aerostructure manufacturing

Hafmynd ehf., now know as Gavia elf. (Gavia)	September 20, 2010	100.0%	Reykjavik, Iceland	532.4 million	Stock	$10.1
Designs and manufactures the Gavia™				Icelandic króna for
autonomous under water vehicle (AUV)				the fiscal year
ended December 31, 2009

1)	Each of the acquisitions is part of the Electronics and Communications segment, except for the CML division of Intelek which is part of the Engineered Systems segment.

2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including certain acquisition transaction costs, paid as of October 3, 2010.

3)	On March 2, 2010, we acquired a 17% interest in Optical Alchemy, Inc., a designer and manufacturer of ultra-light electro optical gimbal system for $4.6 million. Also in 2010, we made scheduled payments for a prior acquisition of $0.3 million. In 2009, we paid $0.3 million related to a prior acquisition and received a purchase price adjustment of $0.3 million for a prior acquisition.
In June 2010, Teledyne acquired an initial 16% minority interest in Intelek. In July 2010, Teledyne acquired the remaining interest in Intelek. Intelek has locations in the United Kingdom and State College, Pennsylvania. Through its Paradise Datacom division, Intelek designs and manufactures satellite modems, transceivers, block up-converters, solid state power amplifiers, low noise amplifiers and associated equipment for the terrestrial segment of the satellite communications market. Intelek’s Labtech division is a manufacturer of microwave circuits and components primarily for the defense electronics, global telecommunications, space and satellite communications markets. Intelek’s CML division manufactures precision machined and composite aerostructures for military and commercial aircraft. The three divisions have changes their names to Teledyne Paradise Datacom, Teledyne Labtech and Teledyne CML Group. The Teledyne Paradise Datacom and Teledyne Labtech divisions are part of the Electronics and Communications segment and the Teledyne CML division is part of the Engineered Systems segment.
Teledyne funded the acquisitions primarily from borrowings and cash on hand.

Results of Operations
Third quarter of 2010 compared with the third quarter of 2009
Our third quarter 2010 sales were $443.9 million, compared with sales of $429.4 million for the same period of 2009, an increase of 3.4%. Net income attributable to common stockholders for the third quarter of 2010 was $30.3 million ($0.82 per diluted share) compared with net income attributable to common stockholders of $35.1 million ($0.96 per diluted share) for the third quarter of 2009, a decrease of 13.7%.
The third quarter of 2010, compared with the same period in 2009, reflected higher sales in the Electronics and Communication segment and the Aerospace Engines and Components segment. The increase in the Electronics and Communication segment reflected higher sales of marine and environmental instrumentation products, as well as, the contribution from recent acquisitions. The increase in the Aerospace Engines and Components segment reflected higher sales of engines for new OEM aircraft. The decrease in the Engineered Systems segment reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense engineering services as well as gas centrifuge service modules, partially offset by the contribution from the acquisition of the CML division of Intelek. We continue to anticipate reduced sales of gas centrifuge service modules and missile defense engineering services in 2010 due to program funding. In addition, we anticipate reduced sales to NASA in 2010 due to government funding reductions in certain programs. The decrease in the Energy and Power Systems segment primarily reflected lower sales related to the Joint Air-to-Surface Standoff Missile (“JASSM”) turbine engine program, partially offset by higher battery product sales. Incremental revenue in the third quarter of 2010 from the business acquired in 2010 was $11.3 million.
The decrease in net income for the third quarter of 2010, compared with the same period of 2009, reflected improved operating profit in the Electronics and Communications segment and the Engineered Systems segment. Operating profit reflected lower pension expense and the impact of cost reductions, partially offset by charges of $3.0 million, related to acquisition activity. The third quarters of 2010 and 2009, included net tax credits of $2.9 million and $9.3 million, respectively. The incremental operating loss included in the results for the third quarter of 2010 from businesses acquired in 2010 was $3.5 million and included charges of $3.0 million, related to acquisition activity, as well as, intangible asset amortization.
The third quarter of 2010 included pension expense of $1.3 million, compared with pension expense of $5.7 million in the third quarter of 2009. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.4 million in the third quarter of 2010, compared with pension expense of $3.1 million in the third quarter of 2009. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made since 2007. In addition to the above amounts, the Company recorded $0.1 million in pension expense for 2010 related to the Intelek pension plan.
Stock option compensation expense was $1.2 million in the third quarter of 2009, compared with $1.3 million for the third quarter of 2009.
Cost of sales in total dollars was slightly higher in the third quarter of 2010, compared with the third quarter of 2009. Cost of sales as a percentage of sales for the third quarter of 2010 decreased to 69.3% from 70.8% for the third quarter of 2009 and reflected the impact of cost reductions, product mix and lower pension expense.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the third quarter of 2010, compared with the third quarter of 2009, and primarily reflected higher general and administrative expenses. The increase in general and administrative expenses reflected acquisition related expenses, as well as, intangible asset amortization for recent acquisitions. Selling, general and administrative expenses for the third quarter of 2010, as a percentage of sales, increased to 20.1%, compared with 19.0% in the third quarter of 2009, and reflected the impact of higher general and administrative expenses as noted earlier.
Interest expense, net of interest income, was $1.4 million in the third quarter of 2010, compared with $1.1 million for the third quarter of 2009. The increase in net interest expense primarily reflected the impact of higher outstanding debt levels. Interest expense is expected to be higher in the fourth quarter of 2010 and total year 2011 relative to prior period amounts due to the fixed interest rate on the $250.0 million Senior Notes issued in September 2010.
The Company’s effective income tax rate for the third quarter of 2010 was 32.9% compared with 17.3% for the third quarter of 2009. The third quarters of 2010 and 2009 included tax credits of $2.9 million and $9.3 million, respectively. Excluding the tax credits, the effective tax rates for the third quarter of 2010 and 2009, would have been 39.3% and 39.1%, respectively. The third quarter of 2010 included tax credits of $2.9 million related to a research and development tax credit. The effective tax rate for the third quarter of 2009 reflected the impact of a research and development income tax credit of $8.2 million and the recognition of $1.1 million in uncertain tax benefits.
Noncontrolling interest in subsidiaries’ earnings in 2010 and 2009 reflected the minority ownership interest in Teledyne Energy Systems, Inc.
First nine months of 2010 compared with the first nine months of 2009
Teledyne’s sales for the first nine months of 2010 were $1,325.6 million, compared with sales of $1,310.8 million for the same period of 2009, an increase of 1.1%. Net income attributable to common stockholders for the first nine months of 2010 was $83.9 million ($2.28 per diluted share) compared with net income attributable to common stockholders of $81.1 million ($2.22 per diluted share) for the first nine months of 2009, an increase of 3.5%.
The first nine months of 2010, compared with the same period in 2009, reflected higher sales in the Electronics and Communication segment and the Aerospace Engines and Components segment. The increase in the Electronics and Communication segment reflected higher sales of marine and environmental instrumentation products, as well as, the contribution from recent acquisitions. The increase in the Aerospace Engines and Components segment reflected higher sales of engines for new OEM aircraft, well as increased sales of aftermarket engines and spare parts. The decrease in the Engineered Systems segment reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense engineering services as well as gas centrifuge service modules, partially offset by the contribution from the acquisition of the CML division of Intelek. The decrease in the Energy and Power Systems segment primarily reflected lower sales related to the JASSM turbine engine program, partially offset by higher battery product sales. Incremental revenue in the first nine months of 2010 from the business acquired in 2010 was $11.7 million.
The increase in net income for the first nine months of 2010, compared with the same period of 2009, reflected improved operating profit in each operating segment except the Engineered Systems segment. Operating profit reflected lower pension expense and the impact of cost reductions, partially offset by charges of $3.0 million, related to acquisition activity and by second quarter charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The first nine months of 2010 and 2009 included net tax credits of $3.5 million and $9.0 million, respectively. The incremental operating loss included in the results for the first nine months of 2010 from businesses acquired in 2010 was $3.4 million and included charges of $3.0 million, related to acquisition activity, as well as, intangible asset amortization.
The first nine months of 2010 included pension expense of $3.9 million, compared with pension expense of $16.9 million in the first nine months of 2009. The decrease in 2010 pension expense reflects higher investment returns in 2009 and the impact of pension contributions made in since 2007. Pension expense allocated to contracts pursuant to CAS was $7.2 million in the first nine months of 2010, compared with pension expense of $9.3 million in the first nine months of 2009. In addition to the above amounts, the Company recorded $0.1 million in pension expense for 2010 related to the Intelek pension plan.
For the first nine months of 2010 and 2009, included stock option compensation expense of $3.7 million and $4.1 million, respectively.
Cost of sales in total dollars was lower in the first nine months of 2010, compared with the first nine months of 2009, and reflected the impact of lower pension expense and cost reductions. Cost of sales as a percentage of sales for the first nine months of 2010 decreased to 70.1% from 71.1% for the first nine months of 2009 and reflected the impact of cost reductions, product mix and lower pension expense, partially offset by the impact of the inventory write-down.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first nine months of 2010, compared with the first nine months of 2009 and reflected higher general and administrative expense. The higher general and administrative expense included acquisition related expenses, as well as, intangible asset amortization for recent acquisitions. Selling, general and administrative expenses for the first nine months of 2010, as a percentage of sales, increased to 19.9% from 19.6% in 2009, and reflected higher general and administrative expense as noted earlier.

Interest expense, net of interest income, was $3.1 million in the first nine months of 2010, compared with $3.7 million for the first nine months of 2009. The decrease in net interest expense primarily reflected the impact of lower outstanding debt levels. Other income in 2010 includes an insurance benefit of $0.7 million.
The Company’s effective tax rate for the first nine months of 2010 was 35.5% compared with 31.3% for the first nine months of 2009. The first nine months of 2010 and 2009 included tax credits of $3.5 million and $9.0 million, respectively. Excluding the tax credits, the effective tax rates for the first nine months of 2010 and 2009, would have been 38.2% and 38.8%, respectively. The first nine months of 2010 included credits related to a research and development tax credit of $2.9 million and other tax credits of $0.6 million. The first nine months of 2009 reflected the impact of a research and development income tax credit of $8.2 million, the recognition of $1.1 million in uncertain tax benefits, and also reflects additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes
Noncontrolling interest in subsidiaries’ earnings in 2009 reflects the minority ownership interest in Ocean Design, Inc., now known as Teledyne ODI, (“ODI”) and Teledyne Energy Systems, Inc.
Review of Operations:
The following table sets forth the sales and operating profit (loss) for each segment (amounts in millions):

	Third	Third		Nine	Nine
	Quarter	Quarter	%	Months	Months	%
	2010	2009	Change	2010	2009	Change
Net sales:
Electronics and Communications	$325.2	$295.2	10.2%	$959.4	$910.3	5.4%
Engineered Systems	66.9	82.0	(18.4)%	212.6	260.5	(18.4)%
Aerospace Engines and Components	34.1	30.5	11.8%	102.9	86.2	19.4%
Energy and Power Systems	17.7	21.7	(18.4)%	50.7	53.8	(5.8)%

Total net sales	$443.9	$429.4	3.4%	$1,325.6	$1,310.8	1.1%

Operating profit (loss) and other segment income:
Electronics and Communications	$43.3	$39.7	9.1%	$125.0	$117.9	6.0%
Engineered Systems	7.5	6.8	10.3%	22.2	23.6	(5.9)%
Aerospace Engines and Components	1.0	1.2	(16.7)%	2.6	(2.4)	*
Energy and Power Systems	1.6	2.3	(30.4)%	3.0	2.6	15.4%

Segment operating profit and other segment income	53.4	50.0	6.8%	152.8	141.7	7.8%
Corporate expense	(6.5)	(6.3)	3.2%	(20.3)	(19.0)	6.8%
Other income (expense), net	(0.3)	—	*	0.9	(0.2)	*
Interest expense, net	(1.4)	(1.1)	27.3%	(3.1)	(3.7)	(16.2)%

Income before income taxes	45.2	42.6	6.1%	130.3	118.8	9.7%
Provision for income taxes (a)	14.8	7.4	100.0%	46.3	37.2	24.5%

Net income before noncontrolling interest	30.4	35.2	(13.6)%	84.0	81.6	2.9%
Less: net income attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)	(0.5)	(80.0)%

Net income attributable to Teledyne Technologies	$30.3	$35.1	(13.7)%	$83.9	$81.1	3.5%

(a)	The first nine months of 2010 includes tax credits of $2.9 million recorded in the third quarter and tax credits of $0.6 million in the first half of 2010. The first nine months of 2009 includes tax credits of $9.3 million recorded in the third quarter and additional income tax expense of $0.3 million primarily related to the impact of California income tax law changes recorded in the first quarter.

*	percentage change not meaningful

Electronics and Communications
Third quarter of 2010 compared with the third quarter of 2009
Our Electronics and Communications segment’s third quarter 2010 sales were $325.2 million, compared with $295.2 million for the third quarter of 2009, an increase of 10.2%. Third quarter 2010 operating profit was $43.3 million, compared with operating profit of $39.7 million for the third quarter of 2009, an increase of 9.1%.
The third quarter 2010 sales change resulted primarily from higher sales of electronic instrumentation and defense electronics. Revenue growth of $21.8 million in electronic instrumentation primarily reflected higher sales of marine and environmental instrumentation products. Sales of defense electronics increased by $7.5 million and included $8.5 million in sales from recent acquisitions. Sales growth of $0.7 million in other commercial electronics primarily reflected higher sales for relay products, partially offset by reduced sales from product lines which the company is exiting, such as commercial electronic manufacturing services and telecommunication subsystems. The increase in operating profit reflected the impact of higher sales, cost reductions, lower pension expense and product mix, partially offset by acquisition related charges of $3.0 million. The incremental operating loss included in the results for the third quarter of 2010 from businesses acquired in 2010 was $3.4 million and included charges of $3.0 million, related to acquisition activity, as well as, intangible asset amortization. Operating profit included pension expense of $0.8 million in the third quarter of 2010, compared with $2.3 million for the third quarter of 2009. Pension expense allocated to contracts pursuant to CAS was $0.6 million for both the third quarter of 2010 and 2009.
First nine months of 2010 compared with the first nine months of 2009
Our Electronics and Communications segment’s first nine months 2010 sales were $959.4 million, compared with first nine months 2009 sales of $910.3 million, an increase of 5.4%. First nine months 2010 operating profit was $125.0 million, compared with operating profit of $117.9 million in the first nine months of 2009, an increase of 6.0%.
The first nine months 2010 sales improvement resulted from revenue growth in defense electronics and electronic instruments, partially offset by lower sales of other commercial electronics. Revenue growth of $36.5 million in electronic instrumentation primarily reflected higher sales of marine and environmental instrumentation products. Revenue growth of $19.2 million in defense electronics primarily reflected higher sales of manufacturing services, microwave subsystems and also included $8.9 million in sales from recent acquisitions. Lower sales of $6.6 million in other commercial electronics primarily reflected reduced sales from product lines which the company is exiting, such as commercial electronic manufacturing services and telecommunication subsystems partially offset by higher sales for relay products. The increase in operating profit reflected the impact of higher sales, cost reductions, lower pension expense and product mix, partially offset by charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit and acquisition related charges of $3.0 million. The incremental operating loss included in the results for the first nine months of 2010 from businesses acquired in 2010 was $3.3 million and included charges of $3.0 million, related to acquisition activity, as well as, intangible asset amortization. Operating profit included pension expense of $2.3 million in the first nine months of 2010, compared with $7.1 million for the first nine months of 2009. Pension expense allocated to contracts pursuant to CAS was $1.9 million in the first nine months of 2010, compared with $1.8 million for the first nine months of 2009.
Engineered Systems
Third quarter of 2010 compared with the third quarter of 2009
Our Engineered Systems segment’s third quarter 2010 sales were $66.9 million, compared with $82.0 million for the third quarter of 2009, a decrease of 18.4%. The third quarter 2010 operating profit was $7.5 million, compared with operating profit of $6.8 million for the third quarter of 2009, an increase of 10.3%.
The third quarter 2010 sales decrease primarily reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense engineering services as well as gas centrifuge service modules, partially offset by $2.8 million in sales from the acquisition of the CML division of Intelek. The higher operating profit in the third quarter of 2010 reflected lower pension expense partially offset by the impact of lower sales. Operating profit included pension expense of $0.4 million in the third quarter of 2010, compared with $2.8 million in the third quarter of 2009. Pension expense allocated to contracts pursuant to CAS was $1.7 million in the third quarter of 2010, compared with $2.4 million in the third quarter of 2009.

Our Engineered Systems segment manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC Inc., used in the American Centrifuge Plant. We continue to anticipate reduced sales of gas centrifuge service modules in 2010 due to a suspension of work notice received on August 13, 2009, caused by the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Plant. In May 2010, USEC announced that Toshiba and Babcock and Wilcox signed definitive agreements to provide co-investments of $100 million each in the American Centrifuge Plant payable in three installments. In late July 2010, USEC updated its application to the Department of Energy, which triggered the initial investment of $75.0 million from Toshiba and Babcock and Wilcox. In anticipation of a favorable adjudication of its loan application and in light of the investment from the new partners, USEC began remobilization of the project in early September 2010. As a consequence, we anticipate additional sales in the fourth quarter of this year. Should the loan guarantee be ultimately approved, this could result in additional revenue in 2011. In addition, given reduced program funding, as well as changes to contracting policy by the U.S. Government relating to organizational conflicts of interest, we expect reduced sales of missile defense engineering services in 2010. Finally, we anticipate reduced sales to NASA in the fourth quarter of 2010 due to government funding reductions in certain programs.
First nine months of 2010 compared with the first nine months of 2009
Our Engineered Systems segment’s first nine months 2010 sales were $212.6 million, compared with first nine months 2009 sales of $260.5 million, a decrease of 18.4%. First nine months 2010 operating profit was $22.2 million, compared with operating profit of $23.6 million for the first nine months of 2009, a decrease of 5.9%.
The first nine months 2010 sales reflected lower sales of missile defense programs, primarily the Ground-based Midcourse Defense engineering services as well as gas centrifuge service modules, partially offset by $2.8 million in sales from the acquisition of the CML division of Intelek. Operating profit in the first nine months of 2010 primarily reflected the impact of lower sales, partially offset by lower pension expense. Operating profit included pension expense of $1.2 million in the first nine months of 2010, compared with $8.3 million in the first nine months of 2009. Pension expense allocated to contracts pursuant to CAS was $5.1 million in the first nine months of 2010 and $7.3 million for the first nine months of 2009.
Aerospace Engines and Components
Third quarter of 2010 compared with the third quarter of 2009
Our Aerospace Engines and Components segment’s third quarter 2010 sales were $34.1 million, compared with $30.5 million for the third quarter of 2009, an increase of 11.8%. The third quarter 2010 operating profit was $1.0 million, compared with operating profit of $1.2 million for the third quarter of 2009, a decrease of 16.7%.
Third quarter 2010 sales reflected higher sales of engines for new OEM aircraft due to improved demand in the general aviation market relative to 2009. Operating profit in 2010 included higher LIFO income of $0.9 million. Operating profit in 2009 included $1.3 million from the reduction in certain insurance reserves.
First nine months of 2010 compared with the first nine months of 2009
Our Aerospace Engines and Components segment’s first nine months 2010 sales were $102.9 million, compared with first nine months 2009 sales of $86.2 million, an increase of 19.4%. The first nine months 2010 operating profit was $2.6 million, compared with an operating loss of $2.4 million in the first nine months of 2009.
The increase in revenue reflected higher sales of engines for new OEM aircraft, as well as increased sales of aftermarket engines and spare parts due to improved demand in the general aviation market relative to 2009. Operating profit in 2010 reflected the impact of higher sales and included the reversal of $1.3 million of product recall and replacement reserves that were no longer needed as the programs neared completion as well as higher LIFO income of $0.9 million. Operating profit in 2009 included a $0.3 million charge related to past due accounts receivable, a favorable worker’s compensation settlement of $0.9 million and a $1.3 million reduction in certain insurance reserves.

Energy and Power Systems
Third quarter of 2010 compared with the third quarter of 2009
Our Energy and Power Systems segment’s third quarter 2010 sales were $17.7 million, compared with $21.7 million for the third quarter of 2009, a decrease of 18.4%. Operating profit was $1.6 million for the third quarter 2010, compared with operating profit of $2.3 million for the third quarter of 2009, a decrease of 30.4%.
Third quarter 2010 primarily reflected lower sales related to the JASSM turbine engine program, partially offset by higher battery product sales. Operating profit reflected the impact of lower sales and higher LIFO expense of $0.3 million.
First nine months of 2010 compared with the first nine months of 2009
Our Energy and Power Systems segment’s first nine months 2010 sales were $50.7 million, compared with $53.8 million for the first nine months of 2009, a decrease of 5.8%. Operating profit was $3.0 million for the first nine months of 2010, compared with $2.6 million for the first nine months of 2009, an increase of 15.4%.
The first nine months 2010 sales primarily reflected lower sales related to the JASSM turbine engine program, partially offset by higher sales of commercial hydrogen generators and power systems for government applications as well as higher battery product sales. Operating profit reflected the impact of lower sales and higher LIFO expense of $0.9 million. Operating profit in 2009 reflected a $1.2 million product replacement reserve for commercial energy systems.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $73.8 million for the first nine months of 2010, compared with $75.1 million for the same period of 2009. The Company made a $37.0 million voluntary pretax pension contribution in the first nine months of 2010, compared with a $117.0 million voluntary pretax pension contributions in the first nine months of 2009. The 2010 amount also reflected tax payments of $35.7 million compared with net tax refunds of $5.4 million in 2009. Cash provided by operating activities in the first nine months of 2010, compared with the first nine months of 2009, also reflected higher working capital requirements, which primarily reflected higher deferred accounts receivable in 2010 and the early collection of accounts receivable in the fourth quarter of 2009.
Our net cash used by investing activities was $80.6 million for the first nine months of 2010, compared with net cash used by investing activities of $53.6 million for the first nine months of 2009. The 2010 amount included $63.3 million for acquisitions, compared with $26.9 million for 2009.
We funded the purchases primarily from borrowings and cash on hand.
Capital expenditures for the first nine months of 2010 and 2009 were $17.4 million and $26.8 million, respectively.
Our goodwill was $547.5 million at October 3, 2010 and $502.4 million at January 3, 2010. The increase in the balance of goodwill in 2010 primarily resulted from goodwill from recent acquisitions. Our net acquired intangible assets were $119.9 million at October 3, 2010 and $109.6 million at January 3, 2010. The increase in the balance of acquired intangible assets in 2010 resulted from recent acquisitions, partially offset by amortization.
Financing activities provided cash of $7.8 million for the first nine months of 2010, compared with cash used by financing activities of $20.3 million for the first nine months of 2009. Cash provided by financing activities for the first nine months of 2010 included net borrowings of $5.2 million. Cash used by financing activities for the first nine months of 2009 included net repayments of debt of $20.3 million. Proceeds from the exercise of stock options were $2.3 million and $0.5 million for the first nine months of 2010 and 2009, respectively. The first nine months of 2010 and 2009 included $0.9 million and $0.3 million in excess tax benefits related to stock-based compensation, respectively. In 2009, Teledyne paid $0.8 million to repurchase 36,239 shares of Teledyne common stock under a now expired stock repurchase program.
Working capital was $268.5 million at October 3, 2010, compared with $250.6 million at January 3, 2010. The higher amount at October 3, 2010 primarily reflects working capital from recent acquisitions and higher trade receivables.
The Company made a scheduled $37.0 million voluntary pretax pension contribution in the first nine months of 2010, compared with $117.0 million in voluntary pretax pension contributions in the first nine months of 2009.

Our principal cash and capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months, however, to support acquisitions, we may need to raise additional capital. As of October 3, 2010, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below. We currently expect capital expenditures to be approximately $30.0 million in 2010, of which $17.4 million has been spent in the first nine months of 2010.
Our credit facility has lender commitments totaling $590.0 million and expires on July 14, 2011. Excluding interest and fees, no payments are due under the credit facility until it matures. On September 15, 2010 the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The notes consist of $75.0 million of 4.04% Senior Notes due September 15, 2015, $100.0 million of 4.74% Senior Notes due September 15, 2017 and $75.0 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s existing credit facility. The credit agreements requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At October 3, 2010, the Company was in compliance with these covenants. As of October 3, 2010 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At October 3, 2010 the required financial covenant ratios and the actual ratios were as follows:
$590M Credit Facility expires July 2011

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Net Worth (1)	No less than $459.5M	$759.4M

Consolidated Leverage Ratio (Debt/EBITDA) (2)	No more than 3.0 to 1	1.2 to 1

Consolidated Interest Coverage Ratio(EBIT/Interest) (3)	No less than 3.0 to 1	40.4 to 1
$250M Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (4)	No more than 3.25 to 1	1.2 to 1

Consolidated Interest Coverage Ratio(EBITDA/Interest) (5)	No less than 3.0 to 1	51.4 to 1

1)	The Actual Covenant is equal to the Consolidated Stockholders’ Equity for the Quarter Ended. The Required Covenant is equal to $240 million plus 50% of Cumulative Consolidated Net Income as defined in our credit agreement for each quarter ending after April 2, 2006 plus 75% of the amount of Equity Issuances after the Closing Date as defined in our credit agreement.

2)	The Consolidated Leverage Ratio is equal to Debt/Earnings before Interest Taxes and Depreciation and Amortization (“EBITDA”) as defined in our credit agreement.

3)	The Consolidated Interest Coverage Ratio is equal to Earnings before Interest Taxes (“EBIT”)/Interest as defined in our credit agreement.

4)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement.

5)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement.
Available capacity under the $590.0 million credit facility was $586.9 million at October 3, 2010. The maximum amount that could be borrowed under our credit facility as of October 3, 2010 while still remaining in compliance with our consolidated leverage ratio covenant was $406.0 million. The Company is planning to refinance the $590.0 million credit facility prior to its scheduled maturity.
In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contract as of the termination date were deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the borrowings beginning September 15, 2010. As of October 3, 2010, the remaining unamortized loss of $0.6 million was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, pension matters, stock option compensation expense, interest expense, credit facility renewal, taxes, American Centrifuge Plant remobilization, and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results: including continuing disruptions in the global economy; insurance and credit markets; changes in demand for products sold to the defense electronics, instrumentation and energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; continued liquidity of our suppliers and customers (including commercial aviation customers); availability of credit to our suppliers and customers; and a potential decrease in offshore oil production and exploration activity due to the April 2010 oil spill in the Gulf of Mexico. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices could negatively affect our business units that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.
Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Changes in the policies of U.S. and foreign governments could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the Company participates including anticipated reductions in the Company’s missile defense engineering services, as well as certain NASA programs.
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
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our amended and restated credit facility. Borrowings under our credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. As of October 3, 2010, we had $1.0 million in outstanding indebtedness under our amended and restated credit facility. Our interest rate exposure at this debt level is not material.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 3, 2010, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended October 3, 2010, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Exhibit 31.1 302 Certification — Robert Mehrabian

Exhibit 31.2 302 Certification — Dale A. Schnittjer

Exhibit 32.1 906 Certification — Robert Mehrabian

Exhibit 32.2 906 Certification — Dale A. Schnittjer

Exhibit 101  The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 9, 2010	By: /s/ Dale A. Schnittjer Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text