Form 10-K
period 2011-01-02
TELEDYNE TECHNOLOGIES INC
filed 2011-03-03
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,319.0 million, based on the closing price of a share of Common Stock on July 2, 2010 ($37.49), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned as of February 25, 2011, by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 25, 2011, there were 36,640,514 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s proxy statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.

For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 18 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business.

Who We Are

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, digital imaging products and software, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space, environmental and nuclear applications, and supply energy generation, energy storage and small propulsion products.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.

Total sales from continuing operations in 2010 were $1,644.2 million, compared with $1,652.1 million in 2009 and $1,722.0 million in 2008. Our aggregate segment operating profit and other segment income were $207.3 million in 2010, $198.7 million in 2009 and $228.2 million in 2008. This information reflects the classification of our former Aerospace Engines and Components segment as a discontinued operation given the previously announced and pending sale of our piston engines businesses, as further described below.

Approximately 56% of our total sales from continuing operations in 2010 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 44% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost plus fee-type contracts. Sales to international customers accounted for approximately 29% of total sales from continuing operations in 2010.

Our businesses are divided into four business segments; namely, Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. For 2010, we realigned and changed our reporting structure of some of our reportable business units. Our former Electronics and Communications segment is now reported as three separate segments, Instrumentation, Digital Imaging and Aerospace and Defense Electronics. The businesses that had comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. Our battery products business, with revenues of $15.5 million in 2010, is now part of the Aerospace and Defense Electronics segment and the on-site gas and power generation systems and the turbine engines businesses, with combined revenues of $53.9 million in 2010, are now part of the Engineered Systems segment. Our previously reported segment data have been restated to reflect this revised reporting structure and the classification of our piston engines businesses as a discontinued operation.

Our four business segments and their respective contributions to our total sales in 2010, 2009 and 2008 are summarized in the following table:

	Percentage of Sales
Segment	2010	2009	2008

Instrumentation	35%	32%	32%
Digital Imaging	8%	8%	8%
Aerospace and Defence Electronics	37%	35%	35%
Engineered Systems	20%	25%	25%

	100%	100%	100%

We are a Delaware corporation that was spun off as an independent company from Allegheny Teledyne Incorporated (now known as Allegheny Technologies Incorporated) (“ATI”) on November 29, 1999. Our

principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545.

Strategy

Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and government engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We continue to evaluate our businesses to ensure that they are aligned with our strategy.

With the recently completed acquisition of DALSA Corporation and subject to the divestiture of our general aviation piston engines businesses, as described below, we will be transformed into an electronics, instrumentation, digital imaging and engineering focused company.

Our Recent Acquisitions

During fiscal 2010, we acquired:

•	Optimum Optical Systems, Inc., a designer and manufacturer of custom-optics, optomechanical assemblies and electro-optics for use in the ultraviolet, visible and infrared spectrum. This acquisition expands Teledyne’s capabilities and product offerings in tactical infrared imaging systems.

•	Intelek plc, a designer and manufacturer of electronic systems for satellite and microwave communication and a manufacturer of aerostructures and advanced composites. This acquisition principally expands Teledyne’s capabilities in microwave systems.

•	Hafmynd ehf, a designer and manufacturer of the Gaviatm autonomous underwater vehicle. This acquisition expands Teledyne’s underwater surveying capabilities.

On February l2, 2011, we completed Teledyne’s largest acquisition to date to broaden our digital imaging capabilities, markets and customers with:

•	DALSA Corporation (“DALSA”), a designer and manufacturer of digital imaging products as well as semiconductor wafers and components. Among other things, our combined digital imaging technologies should allow us to develop new infrared and visible light products for our respective markets and customers.

Teledyne spent $60.0 million on the above-listed 2010 acquisitions and approximately CAD $337 million for its recent 2011 acquisition of DALSA.

Our Pending Divestiture

In accordance with our strategy to evaluate and divest non-core businesses, in December 2010, we entered into an agreement to sell our general aviation piston engines businesses, including Teledyne Continental Motors, Inc. and Teledyne Mattituck Services, Inc., to Technify Motor (USA) Ltd., a subsidiary of China-based AVIC International Holding Corporation for $186.0 million in cash. These piston engines businesses formerly constituted Teledyne’s Aerospace Engines and Components segment and are now classified as discontinued operations. While the sale is subject to closing conditions, we expect it to close during the 1st quarter of 2011.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports at www.sec.gov. In addition, our Corporate Governance Guidelines, our Corporate Objectives and Guidelines for Employee Conduct, our code of ethics for financial executives, directors and service providers and the charters of the standing committees of our Board of Directors are available on our website. Our website address is www.teledyne.com.

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

Our Business Segments

Our businesses are divided into four segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. Financial information about our business segments can be found in Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Instrumentation

Our Instrumentation segment provides monitoring and control instruments for marine, environmental, scientific, industrial and defense applications and harsh environment interconnect products.

Marine Instrumentation

Historically, through Teledyne Geophysical Instruments, we have manufactured geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. We continue to adapt this technology for the military market, where these products can be used to detect submarines, surface ships and torpedoes.

Through various acquisitions over the last several years, we have greatly expanded our underwater acoustic and marine instrumentation capabilities.

•	Teledyne RD Instruments, Inc.’s acoustic Doppler current profilers perform precise measurement of currents at varying depths in oceans and rivers, and its Doppler Velocity Logs are used for navigation by civilian and military surface ships, unmanned underwater vehicles and U.S. Navy divers. We also manufacture conductivity, temperature and depth (CTD) sensors.

•	Teledyne Benthos, Inc. manufactures oceanographic products used by the U.S. Navy and in energy exploration, oceanographic research and port and harbor security services. Products include acoustic modems for networked underwater communication, sidescan and sub-bottom profiling sonar systems, underwater acoustic releases and remotely operated underwater vehicles.

•	Teledyne TSS Limited designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. Teledyne TSS’ inertial sensing and navigation systems, which contain mechanical gyros and solid state sensors, provide detailed positioning parameters for marine applications. Teledyne TSS’ electromagnetic detection systems are fitted to remotely operated vehicles and used for detection and maintenance of subsea telecommunications cables, power cables and offshore pipelines.

•	Teledyne Webb Research manufactures autonomous underwater gliding vehicles and profiling floats. Our gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems and mobile nodes for subsea communication networks. To expand our underwater surveying capabilities, in 2010, we purchased an Icelandic company that manufactures the battery-powered Gaviatm autonomous underwater vehicle. The Gaviatm vehicle’s modular design allows for rapid sensor reconfiguration and battery replacement.

•	Teledyne Odom Hydrographic, Inc. designs and manufactures hydrographic survey instrumentation used in port surveys, dredging, pre-installation of offshore energy infrastructure and other applications. Teledyne Odom’s single and multibeam echo sounders, coupled with Teledyne RD Instruments’ Doppler Velocity Logs, Teledyne Benthos’ side scan sonar systems and Teledyne TSS’ inertial sensing systems, provide an extensive line of precision products for marine navigation, detection, sonar imaging and bathymetric survey.

•	U.K.-based Teledyne Cormon manufactures subsea and surface pipeline corrosion and erosion monitoring, as well as flow integrity monitoring solutions for the oil and gas industry. These flow assurance sensors and equipment rely on wet-mateable interconnect systems from Teledyne ODI and feed-through systems from Teledyne D.G. O’Brien.

We also provide a broader range of end-to-end undersea interconnect solutions to the offshore oil and gas, defense, oceanographic and telecom markets.

•	Teledyne ODI, Inc. manufactures subsea, wet-mateable electrical and fiber-optic interconnect systems used in offshore oil and gas production, oceanographic research and military applications.

•	Teledyne D.G. O’Brien manufactures glass-to-metal sealed subsea cable, pressure vessel penetrator and connector systems, primarily for subsea military and subsea oil and gas production.

•	Teledyne Impulse manufactures water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies that complement Teledyne D.G. O’Brien’s and Teledyne ODI’s interconnect systems typically used in underwater equipment and submerged monitoring systems.

•	Our Teledyne Oil & Gas group is working with Teledyne Scientific Company in an effort to improve the reliability of materials exposed to harsh deep sea conditions.

Environmental Instrumentation

We offer a wide range of products for environmental monitoring.

•	Teledyne Advanced Pollution Instrumentation, Inc. manufactures a broad line of instrumentation for monitoring trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, nitrogen oxide, methane and ozone in order to measure the quality of the air we breathe.

•	Teledyne Monitor Labs, Inc. supplies environmental monitoring systems for the detection, measurement and reporting of air pollutants from industrial stack emissions.

•	Teledyne Isco, Inc. produces water quality and quantity monitoring products such as wastewater samplers and open channel flow meters. A variety of measurement technologies is offered to address challenging flow measurement applications in pump stations, flumes, weirs, industrial and municipal sewer systems and storm drains.

We provide laboratory instrumentation that complements our environmental monitoring businesses.

•	Teledyne Tekmar Company manufactures laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometry. The company also provides laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples.

•	Through Teledyne Leeman Labs, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. The advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples.

•	Teledyne Isco, Inc. manufactures liquid chromatography instruments and accessories for purification of organic compounds. Its liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. It also manufactures high precision, high pressure syringe pumps to measure process extraction rates of fluids ranging from liquefied gases to viscous tars with flow rates spanning sub-micro liter to 400 ml per minute with applied pressures up to 20,000 psi.

A group of Teledyne businesses serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices, package integrity inspection systems and torque measurement sensors.

•	Teledyne Analytical Instruments was a pioneer in the development of precision oxygen analyzers. We now manufacture a wide range of process gas and liquid analysis products for measurement of oxygen, combustibles, oil-in-water, moisture, sulfides, pH and many other parameters. We also manufacture custom analyzer systems that provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.

•	Teledyne Hastings Instruments manufactures a broad line of instruments for precise measurement and control of vacuum and gas flows. Our instruments are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.

•	Under the Taptone® brand, Teledyne Benthos, Inc. provides quality control and package integrity systems to the food and beverage, personal care and pharmaceutical industries that inspect plastic, glass and metal containers, labeling and content for various types of defects and non-conformities.

•	Through Teledyne Test Services, we manufacture torque sensors and automatic data acquisition systems that are used to instrument critical control valves subject to regulatory oversight, such as the requirement to test periodically the torque, thrust and force of motor-operated valves used in nuclear power plants.

Digital Imaging

Our Digital Imaging segment includes our sponsored and centralized research laboratories for a range of new technologies benefiting government programs and our businesses as well as major development efforts for innovative digital imaging products for government and space applications. It also includes infrared detectors, cameras and optomechanical assemblies.

We design and produce advanced focal plane arrays, sensors, and subsystems covering a broad spectrum of light from below 0.3 micron ultra-violet to 18 micron long-wave infrared.

•	Through Teledyne Imaging Sensors, we provide large format focal plane array sensors for both military and space science markets. We have been developing manufacturing processes to support production of third generation dual band infrared imagers designed to allow members of the armed forces to identify threats on the battlefield before the enemy can detect their presence. We have developed substrate-removed Mercury Cadmium Telluride focal plane arrays that can detect about 80% of the incident light in visible and infrared bands. These substrate removed sensors are being used on the Moon Mineralogy Mapper as well as the James Webb Space Telescope and are expected to be used in future NASA missions. We also design and manufacture advanced military laser protection eyewear.

•	Through Teledyne Judson Technologies, we provide a wider range of visible and infrared detectors, focal plane arrays and cameras. We have developed low noise Indium Gallium Arsenide focal plane arrays for short wavelength infrared night vision applications and integrated detector dewar cooler assemblies for tactical and space applications.

•	Through Teledyne Optimum Optical Systems, Inc., we design and manufacture custom optics, optomechnical assemblies and electro-optics for use in the ultraviolet, visible and infrared spectrum. We also design optical assemblies for simulators, including software and servo development.

Through Teledyne Scientific Company, we provide research and engineering services primarily in the areas of electronics, materials, optics, and information sciences. Our scientific team delivers research and development services and specialty products to military, aerospace and industrial customers. We also license various technologies to third parties. The electronics business has developed high speed electronics, MEMS (micro electro mechanical systems) sensors and actuators, as well as compound semiconductors. The materials, optics and information sciences businesses have been involved with ceramic composites for next-generation rocket nozzles, energy harvesting technologies, electronic device packaging, biomaterials and liquid crystal-based optical devices, as well as imaging and sensor processing. We strive to maintain close relationships and collaborations with the Defense Advanced Research Products Agency, commonly called DARPA, and researchers at universities and national laboratories to stay at the forefront of cutting-edge technologies. Teledyne Scientific Company strives to provide value to various businesses throughout Teledyne via niche product development, critical problem resolution and joint program capture.

With the February 12, 2011 acquisition of DALSA, we have expanded our imaging products and solutions capabilities and customer base. Through Teledyne DALSA, Inc., we now design, develop and manufacture image capture products, primarily consisting of high performance digital cameras for use in industrial, scientific, medical and professional applications. We also now design, develop and manufacture imaging processing products, primarily consisting of hardware and software for imaging processing in industrial and medical applications. Our high performance image sensors utilize both CCD (charge coupled device) and CMOS (complementary metal-oxide semiconductor) technology. Our imaging process software allows OEMs or systems integrators to develop vision applications using our frame grabber or vision processor hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Unlike OEM products, this category of cameras is designed to be quickly employed by technicians on the factory floor.

Additionally, with the DALSA acquisition, we manufacture semiconductor wafers and components for the electronics industry. We provide processing services for MEMS, high voltage and CMOS wafers and complete integrated circuit (IC) component products. Our semiconductor products and services support our digital imaging business.

Aerospace and Defense Electronics

Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.

Historically, through Teledyne MEC, we have designed and manufactured helix traveling wave tubes, commonly called TWTs, which are used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. We also make TWTs for commercial applications such as electromagnetic compatibility test equipment and satellite communication terminals. More recently, we have designed and delivered high power solid state TWT replacement amplifiers and complete amplifiers that incorporate a TWT and a power supply.

Through Teledyne Microwave, we design, develop and manufacture RF and microwave components and subassemblies used in aerospace and defense applications, including electronic warfare and radar and networked communications.

Over the last several years, we have expanded our microwave components and subsystems businesses with the goal of providing more highly integrated microwave subsystems to our defense customers.

•	Teledyne Cougar, Inc. produces cascadable amplifiers, voltage-controlled oscillators and microwave mixers, as well as performance Instantaneous Frequency Measurement (IFM)-based systems and subsystems, including integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.

•	Teledyne KW Microwave adds RF filters, multiplexers and diplexers to our product mix.

•	U.K.-based Teledyne Defence Limited provides customized microwave subassemblies and integrated subsystems, including complex microwave receiver front-end subsystems, to the global defense industry.

In July 2010, we acquired Intelek plc, including its Paradise Datacom division and Labtech division, to further expand Teledyne’s capabilities in microwave systems.

•	Teledyne Paradise Datacom, LLC manufactures solid state power amplifiers, RF converters, low noise amplifiers (LNAs) and modems used in systems that provide communications links between ground stations and orbiting satellites. Such products are also used in mobile telephone, TV broadcast and commercial data communications networks.

•	U.K.-based Teledyne Labtech Limited manufactures microwave circuits and components primarily for the defense electronics, global telecommunications, space and satellite communications markets.

We have also expanded our connectors and cable assemblies businesses.

•	Through Teledyne Reynolds, Inc., we supply specialized high voltage connectors and subassemblies for defense, aerospace and industrial applications.

•	Through Teledyne Storm Products — Microwave, we provide coax microwave cable and interconnects primarily to defense customers for radar, electronic warfare and communications applications.

•	Through Teledyne Storm Products — Cable Solutions, we provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets.

•	We also produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors. Teledyne Reynolds, Inc. is using an optical angle-of-arrival sensor invented at Teledyne Scientific Company in a “U-Track” pilot helmet tracker joint development effort.

We manufacture a wide array of other sophisticated electronic components and products and provide electronic manufacturing services as follows:

•	Through Teledyne Microelectronics Technologies, we develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication. In addition, we develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for implantable medical devices, such as pacemakers and defibrillators, and commercial communication products.

•	Through Teledyne Electronic Manufacturing Services, we serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment.

•	Through Teledyne Printed Circuits Technology, we manufacture advanced packaging solutions for military and commercial aircraft using rigid and rigid-flex printed circuit boards.

•	Teledyne Electronic Safety Products continues to provide microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs, including the F/A-18E/F, F-15-SG/K and F-35 Joint Strike Fighter. While we completed a five-year contract in 2010 to produce the Digital Recovery Sequencer to support the F-15, F-16, F-22, A-10, B-1 and B-2 aircrafts, we have subsequently been awarded contracts to continue production for the next two years.

•	Teledyne Electronic Safety Products has been awarded several development contracts to furnish electronic safe and arm devices (ESAD) that will be used in several applications such as personnel protection, tactical and space launch systems, for active armor, rocket motor ignition/warhead fuze detonation and stage separation. We expect these new products to enter the production phase in the next two years.

•	Through Teledyne Relays, we supply electromechanical relays, solid-state power relays and coaxial switching devices to military and aerospace markets. We also supply electromechanical relays, solid-state power relays and coaxial switching devices to industrial, medical and commercial aviation markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment. On commercial aircraft, our solid state and electromechanical relays are used in a range of applications from jet engine fuel control to managing control surfaces to on board applications.

•	Through Teledyne Controls, we provide aircraft information management solutions that are designed to increase the reliability, safety and efficiency of airline transportation. We are a leading supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture aerospace Electronic Flight Bag equipment and networking products, including airborne servers, as well aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.

•	Our Gill® line of lead acid batteries is widely recognized as the premier power source for general aviation. We have developed premium Valve Regulated Lead Tin (LT 7000 Series) aviation batteries for business and light jet applications. Our LT7000 Series battery is now certified as Original Equipment on the Embraer Phenom 100 Jet, the Embraer Phenom 300 Jet, the Gulfstream G250 and the Bell 429 Helicopter. Teledyne Battery Products continues to explore military battery opportunities.

Engineered Systems

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., applies the skills of its extensive staff of engineers and scientists to provide innovative systems engineering and integration, advanced technology application, software development, and manufacturing solutions to space, military, environmental, energy, chemical, biological and nuclear systems and missile defense requirements. This segment also designs and manufactures hydrogen gas generators, thermoelectric and fuel-cell based power sources and small turbine engines.

Engineered Products and Services

Teledyne Brown Engineering, Inc. is a well-recognized full-service missile defense contractor with more than 50 years of experience in air and missile defense and related systems integration. Our diverse customer base in this field includes the U.S. Army Aviation and Missile Command (“AMCOM”), the U.S. Army’s Space and Missile Defense Command (“SMDC”), the Missile Defense Agency (“MDA”) and Defense Department major prime contractors.

•	We play significant roles in diverse missile defense areas, which include analyses of alternatives, site operations and deployment, systems engineering, modeling and simulation, test and evaluation, and complex real time hardware-in-the-loop integration with an evolution to Service Oriented Architecture (“SOA”) solutions. Our engineering and technological capabilities include requirements definition, systems design, development, integration and testing, with specialization in SOA and real-time distributed systems.

•	During 2010, we continued our long-standing support of several air and missile defense programs, including the Ground-based Midcourse Defense (“GMD”), Missile Defense Systems Exerciser, the Extended Air Defense Simulation (“EADSIM”) and Single Stimulation Framework programs. The associated support tasks involve analysis, test and evaluation of ballistic missile defense system performance on a large number of major programs, including the Ground-based Midcourse Defense,

Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”) systems.

•	Through Teledyne Solutions, Inc., we are a primary Ballistic Missile Defense (“BMD”) systems engineering contractor for the Missile Defense Agency and the U.S. Army. Teledyne Solutions is a prime contractor for the Systems Engineering and Technical Assistance Bridge Contract in support of the Missile Defense Agency. We also provide engineering and services support to other major Department of Defense customers including the U.S. Army Space and Missile Defense Command, the Program Executive Office for Missiles and Space, the Joint Interoperability Test Command, the U.S. Army Aviation and Missile Command, and Redstone Arsenal Garrison.

In addition to our missile defense activities, we support many other programs of the U.S. Department of Defense.

•	We support the Navy’s Tactical Medical Logistics program, the Mission Package Development Lab for the Littoral Combat Ship, deployment of Littoral Battlespace Sensing Gliders and Patriot Missile software validation and verification for the Lower Tier Project Office. Tasking spans complex hardware integration and software development and testing, from design through systems fielding and operation.

•	Through Teledyne CollaborX, Inc., we provide full system acquisition lifecycle support from concept development to sustainment. Teledyne CollaborX provides engineering services to the U.S. Air Force, the Office of the Secretary of Defense, the Missile Defense Agency, the Defense Advanced Research Projects Agency and Service Laboratories, and select military combatant commands such as the U.S. Joint Forces Command, U.S. Strategic Command, and U.S. Northern Command. CollaborX provides the Air Force with operational and systems expertise in the development, test, integration, and fielding of new Command and Control and Intelligence, Surveillance and Reconnaissance capabilities for major Air Force weapons systems.

We are active in U.S. space programs and continue to be a significant contributor to NASA programs.

•	We have held various roles in the Space Shuttle program and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. Our cadre provides 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center. TBE has supported well over 86,000 hours of science operations for NASA and its customers, and is skilled at fabricating space-qualified hardware and designing and integrating experiment payloads. We also work on the ISS Cargo Mission Contract at the Johnson Space Center as a subcontractor to Lockheed Martin. Since January 2004, we have provided services related to the planning, preparation and execution of cargo missions to the ISS.

•	We are the prime contractor on the Marshall Space Flight Center Systems Development and Operations Support Contract, which provides engineering services and hardware development support for a variety of space activities. We also have a prime Blanket Purchase Agreement with the Marshall Space Flight Center for specialized engineering and program support. We perform engineering and software services under this contract for NASA space launch vehicles.

We support the U.S. Government’s efforts to clean up dangerous materials and waste.

•	Since 1996, we have supported the U.S. Army’s Non-Stockpile Chemical Materiel Program.

•	We also have begun to apply sophisticated computer aided engineering, design, modeling and manufacturing skills to support the U.S. Army’s Edgewood Chemical and Biological Center.

•	We also support the U.S. Government in the development of Engineered Systems (design, build, test and install), including the Whole System Live Agent Test (WSLAT) Chamber. The test chamber will be used at the Baker Lab in Dugway, Utah to exercise biological warfare agent detectors.

•	We operate a U.S. Department of Energy-certified radiological analysis services laboratory in Knoxville, Tennessee. This laboratory has received certification from the National Environmental Laboratory Accreditation Program in three states, including Utah where the largest commercial radiological waste disposal site resides. With its Nuclear Utilities Procurement Issues Committee certification, the laboratory also serves approximately 46% of the nuclear power plants in United States.

We manufacture products that are primarily highly engineered and high quality machined and metal fabricated components and assemblies for external customers across the spectrum of our core business base, including for NASA, U.S. Department of Defense branches and the U.S. Department of Energy programs, as well as commercial customers.

•	Expanding on our core nuclear quality-related manufacturing, in February 2008, Fluor Enterprises, Inc., acting as an agent for USEC, awarded us a contract to manufacture and deliver an initial complement of gas centrifuge service modules to support fuel production for commercial nuclear power plants. In 2009, this contract was suspended due to the U.S. Department of Energy’s delayed decision regarding USEC’s application for a loan guarantee to complete construction of the American Centrifuge Project. We currently anticipate increased sales of gas centrifuge service modules in 2011 because USEC began remobilization of work under this contract in September 2010. USEC resubmitted a loan guarantee application to complete construction of the American Centrifuge Project in July 2010 and is awaiting a conditional approval. We expect USEC will receive feedback on this application in the first quarter of 2011. Continuation of this project beyond mid-year 2011 may depend on USEC receiving a favorable ruling regarding its loan guarantee application. Failure to secure such guarantees would seriously jeopardize USEC’s ability to finance, and therefore complete, the project.

•	We also expanded our production of nuclear quality hardware through the delivery of additional commercial nuclear hardware in 2010, including emergency diesel generator support equipment.

•	In 2010, we expanded our manufactured products capabilities with the addition of UK- based CML Group Limited (CML), part of the acquisition of Intelek plc. Through one of two manufacturing facilities we primarily manufacture precision machined large components for the commercial aviation industry. Through the other facility, we manufacture advanced composites. Teledyne CML Group Limited also participates in the Joint Strike Fighter program.

Energy Systems

Through Teledyne Energy Systems, Inc., a majority-owned subsidiary of Teledyne, we manufacture hydrogen/oxygen gas generators that utilize the principle of electrolysis to convert water into high purity hydrogen gas at useable pressures. This business also provides energy technology solutions for use in U.S. Government programs.

•	Our Teledyne Titantm gas generators are used worldwide in electrical power generation plants, semiconductor manufacturing, optical fiber production, chemical processing, specialty metals, float glass and other industrial processes. Our sales of hydrogen generators have been primarily in developing countries and domestic applications where delivered merchant gas is not practical.

•	For over 50 years, we have supplied high reliability direct energy conversion devices based on thermoelectric technology. We provided the thermoelectric power systems for the Pioneer 10 and 11 deep-space missions to Jupiter and Saturn and for the Viking 1 and Viking 2 Mars Landers. In 2006, in partnership with Pratt Whitney/Rocketdyne and under a ten-year $57 million contract signed in 2003 with the U.S. Department of Energy, we completed all of the testing of the Multi-Mission Radioisotope Thermoelectric Generator (MMRTG), which will provide long-term power for the outer planetary explorations of the future. The first mission to use this system will be the Mars Science Laboratory currently scheduled to launch in the fall of 2011.

•	Another important space power activity is work performed with NASA on PEM fuel cell stacks and systems being developed to support both manned and unmanned robotic missions in space. Compared to conventional space power technology, PEM fuel cells enable more efficient use of resources and can be integrated into regenerative aerospace energy platforms.

Turbine Engines

Teledyne Turbine Engines designs, develops and manufactures small turbine engines primarily used in tactical missiles for military markets.

•	Our J402 engine powers the Boeing Harpoon missile system. Derivatives of this engine power the Standoff Land Attack Missile and the Standoff Land Attack Missile-Expanded Response. A derivative of the J402 engine powers the Lockheed Martin Joint Air-to-Surface Standoff Missile (“JASSM”). We are the sole source provider of engines for the baseline JASSM system. Production funding on the JASSM is forecasted to improve in 2011, resulting in higher sales for 2011.

•	Our J700 engine provides the turbine power for the Improved Tactical Air Launched Decoy (“ITALD”) built for the U.S. Navy. The ITALD system enhances combat aircraft survivability by both serving as a decoy and identifying enemy radar sources. Several international customers of the baseline TALD (unpowered) are considering an upgrade to the ITALD (powered) variant.

•	In 2010, we continued to work on advanced technology for small turbine engines and components under contract to the U.S. Air Force Research Laboratory sponsored Versatile Advanced Affordable Turbine Engine (VAATE) program. Advanced technology engine and component demonstrators sponsored under VAATE II will continue to be developed for the next generation cruise missile and UAVs.

Discontinued Operations

On December 11, 2010, we entered into an agreement to sell our piston engines businesses, which businesses are summarized below, to Technify Motor (USA) Ltd, a subsidiary of China-based AVIC International Holding Corporation. We have classified our piston engines operations as a discontinued operation. Such divestiture is, however, subject to closing conditions.

Principally through Teledyne Continental Motors, Inc., we design, develop and manufacture piston engines, ignition systems, and aftermarket engines and spare parts for general aviation airframe manufacturers and the aftermarket. We are one of two primary worldwide original equipment producers of piston aircraft engines for the general aviation marketplace.

•	We offer a complete line of piston engines that power some of the most advanced and successful piston engine powered aircraft in the world. Our current certified OEM products include engines for the Cirrus SR-20 and SR-22, the Diamond DA20, Cessna 350 Corvalis and 400 Corvalis series (formerly built by Columbia Aircraft Company), the Liberty XL2, the Beechcraft Bonanza and Baron aircraft, Mooney Ovation and Acclaim lines, and the Piper Seneca V twin-engine aircraft. Our O-200 Light Weight air-cooled engine powers Cessna Aircraft Company’s Light Sport Aircraft known as the SkyCatcher, which entered production and had its first customer delivery in 2009.

•	In late 2009, Teledyne Continental Motors took the first steps to continue its technological leadership with the introduction of its TD300 Turbo Diesel engine for piston powered aircraft. Although readily available in the United States, aviation gasoline is not easily obtainable in many parts of the world. The introduction of a line of heavy fuel based engines will potentially improve the international desire for and competitiveness of American produced aircraft. In addition, the use of heavy fuels improves the fuel economy and potentially the emission characteristics of piston engines when compared to current gasoline fueled engine technology.

•	In addition to the sales of OEM engines, we actively support the maintenance and replacement aircraft engine market. Our aftermarket support includes building and rebuilding of complete engines, as well as providing a full complement of spare parts such as cylinders, crankcases, fuel systems, crankshafts, camshafts and ignition products. Through our dedicated Factory Services Group, including Teledyne Mattituck Services, Inc., with locations in Mattituck, New York and Fairhope, Alabama, we provide repairs and overhauls of piston engines and engine installations to the general aviation marketplace for both Teledyne Continental Motors and Textron Lycoming aircraft engines.

Customers

We have hundreds of customers in the electronics, instrumentation, digital imaging, communications and aerospace and defense electronics industries. No commercial customer accounted for more than 10% of our total sales during 2010, 2009 or 2008.

Approximately 44%, 47%, and 44% of our total sales for 2010, 2009 and 2008, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 34%, 36% and 32% of our total sales for 2010, 2009 and 2008, respectively. In 2010, 2009 and 2008, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 3.4%, 4.1% and 3.8% of total sales, respectively. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, are as follows (in millions):

	2010	2009	2008

Instrumentation	$35.6	$36.4	$24.5
Digital Imaging	93.3	96.6	90.0
Aerospace and Defense Electronics	302.4	287.0	271.5
Engineered Systems	296.1	357.8	368.5

Total U.S. Government sales	$727.4	$777.8	$754.5

As described on pages 20 through 23, there are risks associated with doing business with the U.S. Government. In 2010, approximately 54% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 50% in 2009 and 48% in 2008. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had two U.S. Government contracts terminated for convenience in 2010, compared to seven in 2009 and five in 2008.

Our total backlog of confirmed orders was approximately $863.8 million at January 2, 2011, $812.5 million at January 3, 2010 and $822.5 million at December 28, 2008. We expect to fulfill 98% of such backlog of confirmed orders during 2011.

Sales to international customers accounted for approximately 29% of total sales in 2010, compared with 26% in 2009 and 24% in 2008. In 2009, we sold products to customers in over 100 foreign countries. Approximately 90 percent of our sales to foreign customers were made to customers in 28 foreign countries. The 2010 top five countries for international sales, which included the United Kingdom, Norway, Germany, China and Canada, constituted approximately 15.9% of our total sales.

Raw Materials and Suppliers

Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and also third party suppliers and subcontractors, including international sources. Some of the items we purchase for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes and certain infrared detectors substrates are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. While over the years we have not experienced much difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes, continuing disruption in the global economy and financial markets could trigger increased pricing and otherwise affect our suppliers as well as our ability to procure some supplies.

Sales and Marketing

Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.

Our segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. As part of on-going acquisition integration efforts, some of our Teledyne Instruments companies and other businesses have been working to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have begun marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Oil & Gas, Teledyne Marine, Teledyne Nuclear and Teledyne Water Quality.

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

Research and Development

Our research and development efforts primarily involve engineering and design related to improving products and developing new products and technologies in the same or similar fields. We spent a total of $319.9 million in 2010, $374.8 million in 2009 and $391.7 million in 2008 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 81% of total research and development costs for 2010, compared with 84% and 84% in 2009 and 2008, respectively.

In 2010, we incurred $61.3 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $99.9 million in 2011.

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

Employees

Overall, we consider our relations with our employees to be good. Our total current workforce consists of approximately 9,200 employees. This number includes approximately 1,000 employees added in connection with our DALSA acquisition and approximately 400 employees who are part of our discontinued operations.

The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 250 active employees at our Teledyne Continental Motors piston engines manufacturing facility in Mobile, Alabama, part of discontinued operations, under a collective bargaining agreement that expires by its terms on March 20, 2013. This union also represents approximately 10 active employees at the Teledyne Turbine Engines facility in Toledo, Ohio under a collective bargaining agreement that expires on November 8, 2014. If the sale of our general aviation piston engines businesses occurs, the Mobile, Alabama collective bargaining agreement will be included with the sale.

Executive Management

Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years

Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	69	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne, Bank of New York Mellon Corporation and PPG Industries, Inc. On February 8, 2011, Dr. Mehrabian notified The Bank of New York Mellon Corporation that he plans to retire as a director on April 12, 2011.
John T. Kuelbs* Executive Vice President, General Counsel and Secretary	68	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne since September 1, 2005. Prior to that, he was Senior Vice President, General Counsel and Secretary of Teledyne.
Dale A. Schnittjer* Senior Vice President and Chief Financial Officer	66	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company since September 1, 2005. From January 27, 2004 to September 1, 2005, he was Vice President and Chief Financial Officer of Teledyne.
Susan L. Main* Vice President and Controller	52	Ms. Main has been Vice President and Controller of the Company since March 2004.
Segment Management:
Aldo Pichelli* President and Chief Operating Officer, Instrumentation, Digital Imaging and Aerospace and Defense Electronics Segments	58	Mr. Pichelli has been President and Chief Operating Officer of each of Teledyne’s, Instrumentation, Digital Imaging and Aerospace and Defense Electronics segments since January 2, 2011. From September 1, 2007 to that date, he had been President and Chief Operating Officer of the Electronics and Communications segment. From July 22, 2003 to that date, he was Senior Vice President and Chief Operating Officer of that segment.

Name and Title	Age	Principal Occupations Last 5 Years

Rex D. Geveden* President, Engineered Systems Segment	49	Mr. Geveden has been the President of Teledyne Brown Engineering, Inc. and the Engineered Systems segment since August 1, 2007. From January 1, 2008 through January 2, 2011, he had also been the President of the Energy and Power Systems segment, which as of January 2, 2011, was combined with the Engineered Systems segment (exclusive of Teledyne Battery Products which is now part of the Aerospace and Defense Electronics segment). Prior to that, Mr. Geveden served as the Associate Administrator of the National Aeronautics and Space Administration (NASA) where he functioned as the agency’s chief operating officer. Prior to that, he served as NASA’s Chief Engineer and Deputy Director of NASA’s Marshall Space Flight Center in Huntsville, Alabama.
Other Officers:
Stephen F. Blackwood Vice President and Treasurer	48	Mr. Blackwood has been Vice President and Treasurer of Teledyne since April 23, 2008. From March 2007 to April 2008, he was Treasurer and Senior Director of Investor Relations of MannKind Corporation, a biotechnology company. From September 2005 until the sale of the company in December 2006, he was Vice President and Treasurer of Pacific Energy Partners, L.P., a MLP holding company. Prior to that, he was Director of Global Treasury at Amgen, Inc., a biotechnology company.
Ivars R. Blukis Chief Business Risk Assurance Officer	68	Mr. Blukis has been the Chief Business Risk Assurance Officer since January 22, 2002 and is responsible for the internal audit function.
Melanie S. Cibik Vice President, Associate General Counsel and Assistant Secretary	51	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Robyn E. McGowan Vice President, Administration, Human Resources and Assistant Secretary	46	Ms. McGowan has been Vice President -- Administration, Human Resources and Assistant Secretary of the Company for more than five years.
Patrick Neville Vice President and Chief Information Officer	37	Mr. Neville has been Vice President and Chief Information Officer since October 4, 2010. From January 2010 to June 2010, he was Director of IT Global Operations at Iberdrola S.A. and from January 2003 to December 2009 he was Vice President of Information Technology at Energy East Corporation.
Robert L. Schaefer Associate General Counsel and Assistant Secretary, Vice President and General Counsel of Instrumentation, Digital Imaging and Aerospace and Defense Electronics Segments	65	Mr. Schaefer has been an Associate General Counsel and an Assistant Secretary of Teledyne for more than five years. Since January 2, 2011, he has been the Vice President and General Counsel of each of the Instrumentation, the Digital Imaging and the Aerospace and Defense Electronics segments, having been the General Counsel of the Electronics and Communications segment for more than five years prior to its recent division.
Robert W. Steenberge Vice President and Chief Technology Officer	63	Mr. Steenberge became a Vice President of the Company on February 21, 2006, and has been Teledyne’s Chief Technology Officer for more than five years.
Jason VanWees Vice President, Corporate Development and Investor Relations	39	Mr. VanWees has been Vice President, Corporate Development and Investor Relations since February 21, 2006. Prior to that, he was Director of Corporate Development and Investor Relations of Teledyne for more than five years.

*	Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Mehrabian and Teledyne have entered into a Fourth Amended and Restated Employment Agreement dated as of January 21, 2009. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer through at least December 31, 2012, because 12 months notice of nonrenewal had not been given prior to the expiration of the term ended December 31, 2010. The agreement automatically renews for a successive one year unless either party gives the other written notice of its election not to renew at least 12 months before the expiration of the current term or any successive renewal terms. If notice is given, Dr. Mehrabian would then retire on December 31st of the year following the 12th month after receipt of the notice. Under the agreement, Dr. Mehrabian’s annual base salary is $861,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement.

Sixteen current members of management have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

•	A cash payment equal to three times (in the case of Dr. Mehrabian, Mr. Kuelbs and Mr. Schnittjer) or two times (in the case of Mr. Pichelli, Mr. Geveden and 11 other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan bonus target for the year in which the change in control occurs or the average actual bonus payout for the three years immediately preceding the change in control, whichever is higher (in the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and eight other executives) or the Annual Incentive Plan bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher (in the case of Mr. Kuelbs, Mr. Schnittjer and three other executives).

•	A cash payment for the current Annual Incentive Plan bonus cycle based on the fraction of the year worked times the Annual Incentive Plan target objectives at 100% (in the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and nine other executives) or 120% (in the case of Mr. Kuelbs, Mr. Schnittjer and three other executives) (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid performance share program awards, assuming applicable goals are met at 120% of performance targets.

•	Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at our expense for a period of up to 36 months (24 months in some agreements) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Removal of restrictions on restricted stock issued under our restricted stock award programs.

•	Full vesting under the Company’s pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	Immediate vesting of all stock options, with options being exercisable for the full remainder of the term (in the case of Mr. Kuelbs, Mr. Schnittjer and three other executives, this immediate vesting of options takes place upon a change of control.)

•	In the case of Mr. Kuelbs, Mr. Schnittjer and three other executives, a “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code. In the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and eight other executives, the executive will receive the better of, on an after-tax basis, (a) the unreduced excess parachute payment with no tax gross up payment, or (b) a parachute payment reduced to a level below which an excise tax is imposed.

The agreements were amended as of December 31, 2008 to defer certain payments for six months following a separation of service to assure compliance with Section 409A of the Internal Revenue Code.

On or before February 25, 2011, Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and eight other executives voluntarily agreed to amend and restate their agreements to conform the agreements to prevailing best practices. As compared to the prior agreements, as reflected above, the amended and restated change in control severance agreements contain four key changes or reductions as follows:

•	Eliminate a “gross up payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on executive as a result of “excess parachute” payments as defined in Section 280G of the Internal Revenue Code. Instead, the executive will receive the better of, on an after-tax basis, (a) the unreduced excess parachute payment with no tax gross up, or (b) a parachute payment reduced to a level below which an excise tax is imposed.

•	Change the “single trigger” vesting of stock options upon a change of control to a “double trigger”.

•	Change the formula for calculating the amount of severance: instead of the severance payment being a multiple of base salary plus bonus, with bonus being the higher of target or the most recent bonus payout, the severance payment will be a multiple of base salary plus bonus, with bonus being the higher of target or the prior three year average bonus.

•	Reduce the amount of short year bonus: instead of a short year bonus being calculated at maximum (i.e., two times target), short year bonus will be calculated at target.

On January 31, 2011, Teledyne also provided notice to Messrs. Kuelbs and Schnittjer and three other executives who did not agree to sign the amended and restated change in control agreement that it would not extend the term of their agreements, which action results in the termination of their existing change in control severance agreement three years from the date of such notice (January 31, 2014).

Effective April 22, 2009, the Company entered into individual Indemnification Agreements with directors and certain officers and executives of Teledyne, including those then members of Executive Management listed above. A total of 25 persons have such agreements. Simply, the Indemnification Agreements provide the directors and executives who are parties to the agreements with a stand-alone contractual right to indemnification and expense advancement to the greatest extent allowable under Delaware law. Some further details include:

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

•	An indemnitee is presumed to be entitled to indemnification, with the Company bearing the burden of proof to demonstrate otherwise.

•	The determination of an indemnitee’s entitlement to indemnification is to be made, at the Company’s expense, as follows:

•	By (i) a majority vote of disinterested directors (or a committee thereof); (ii) if no disinterested directors are available or if they so direct, by independent legal counsel selected by the Board; or (iii) by a stockholder vote; or

•	Following a change of control or if the indemnitee requests, by independent legal counsel selected by the indemnitee (or, if the indemnitee chooses, the independent legal counsel can be selected by the Board).

•	The Company has an obligation to advance, on an unsecured and interest free basis, reasonable expenses incurred by the indemnitee within 30 days of the indemnitee’s request. The indemnitee does not need to meet any standard of conduct to be entitled to advancement of expenses and there is no determination requirement to be made by the Board in connection with the advancements of expenses.

•	By signing the agreement, the indemnitee undertakes to repay any amounts advanced if it is ultimately determined that the indemnitee is not entitled to indemnification.

Our indemnification obligations do not cover the following situations:

•	Where the indemnification payments have been made under Director’s & Officer’s insurance or other indemnification provisions;

•	Where the claim is based on disgorgement of short-swing profits under Section 16(b) of the Exchange Act;

•	Where the claim is based on reimbursement by the indemnitee to the Company of a bonus or other incentive-based or equity-base compensation if required under the Exchange Act (e.g., in connection with a restatement as a result of the company’s noncompliance with the financial reporting requirements required by Section 304 of the Sarbanes-Oxley Act); or

•	Where the proceeding is initiated by the indemnitee (other than proceedings that are consented to by the Board or that the indemnitee initiates against the Company to enforce the Agreement).

Under the Indemnification Agreements, in the event of a change in control or we reduce or do not renew our Director’s & Officer’s insurance coverage, we are required to purchase (or cause the acquirer or successor to the Company to purchase or maintain) a six-year tail policy, subject to a 200% premium cap. The agreements continue until the later of (i) 10 years after the indemnitee ceases to serve as a director or officer, and (ii) one year following the final termination of any proceeding subject to the agreement.

Item 1	A. Risk Factors.

Risk Factors; Cautionary Statement as to Forward-Looking Statements

The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2010 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. While Teledyne has classified its general aviation piston engines businesses as “discontinued operations”, until such divestiture is completed, for the purposes of this section, Teledyne continues to identify the risk factors associated with such discontinued operations. As the divestiture is subject to closing conditions, there remains a risk that such disposition will not occur or will not occur on the terms previously agreed.

With the recently completed acquisition of DALSA Corporation and upon completion of the pending divestiture of Teledyne’s piston engines businesses, the risk profile of Teledyne will differ, and may differ materially from prior years, which could materially change Teledyne’s results of operations.

On February 12, 2011, Teledyne completed its largest acquisition to date when it acquired DALSA Corporation for approximately CAD $337 million, taking into account DALSA’s stock options and net cash as of December 31, 2010. DALSA, headquartered in Waterloo, Ontario, Canada, with key operations in Canada as well as the Netherlands and Japan, designs, develops, manufactures and markets digital imaging products and semiconductors. Teledyne funded the acquisition by borrowing under its bank credit facility and with cash on hand. DALSA’s revenues totaled CAD $212.3 million for 2010. As discussed on pages 24 to 27, while there are risks associated with acquisitions generally, including integration risks, there are additional risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign policy changes and exchange rate fluctuations. In 2011, with this acquisition, a greater percentage of Teledyne’s revenues and expenses will arise from international sources. In addition, like other Teledyne businesses, continued innovation and research and development efforts will be required to maintain Teledyne DALSA’s leadership position in digital imaging products and semiconductor production. Teledyne DALSA’s business also may be more capital intensive than other Teledyne businesses, increasing Teledyne’s capital requirements. Further, Teledyne DALSA currently relies on a number of single-point of failure pieces of manufacturing equipment or processes within its semiconductor business. While it may monitor such equipment and processes, including where appropriate maintain redundant equipment, spare components or service agreements with equipment manufacturers, a catastrophic failure of such equipment or processes could have a material adverse impact on its business.

Additionally, Teledyne continues to work to close, in the first quarter of 2011, the previously announced divestiture of its general aviation piston engines businesses to Technify Motor (USA) Ltd., a subsidiary of China-based AVIC International Holding Corporation, for $186.0 million in cash. These piston engines businesses comprise Teledyne’s discontinued operations (formerly Teledyne’s Aerospace Engines and Components segment) and had $133.7 million in revenues in 2010. As discussed on pages 27 to 29, there are risks particular to these businesses that have historically been greater than those faced by other Teledyne businesses, such as those associated with product liability claims, product recalls and insurance coverages. The general economic downturn and the lack of availability of credit have tended to adversely impact sales of general aviation aircraft more than sales in some other markets in which we participate. When Teledyne no longer owns these piston engines businesses, such risks should be reduced.

With the recently completed acquisition of DALSA and upon completion of the pending divestiture of Teledyne’s piston engines businesses, Teledyne will be transformed into an electronics, instrumentation, digital imaging and engineering focused company. Accordingly, the risk profile of Teledyne will change, and may differ materially, from prior years. Among other things, as highlighted above, Teledyne will face more international and business risks and it will no longer face the risks associated with being a manufacturer and seller of general aviation engines and related components. A larger percentage of Teledyne’s sales will be to commercial customers as opposed to the U.S. Government.

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

Domestic and international commercial aerospace markets are cyclical in nature. Historic demand for new commercial aircraft has been related to the stability and health of domestic and international economies. If economic conditions do not improve and the credit markets further tighten, it may continue to be difficult for the commercial airlines and aircraft leasing companies to obtain credit to buy new airplanes. Delays or changes in aircraft and component orders could impact the future demand for our Teledyne Controls and other products and have a material adverse effect on our business, results of operations and financial condition.

Many of the OEM customers of our discontinued operations are privately-held and may not be well-capitalized. Over the last several years a few aircraft manufacturing customers of Teledyne Continental Motors have filed for bankruptcy protection. While Teledyne Continental Motors tries to monitor its customers’ payment streams and financial wherewithal and avail itself of available pre-bankruptcy protections, among other things, such actions may only mitigate losses, not prevent them. Any future credit problems with our customers could result in write-offs or reimbursements of purported preferential payments, and could have a material adverse effect on the business, results of operations and financial condition of our discontinued operations.

Some of our businesses, including newly acquired Teledyne DALSA, are also suppliers to the semiconductor industry, which is highly cyclical by nature. The semiconductor industry has experienced significant, and sometimes prolonged, downturns. Any downturn in the semiconductor industry or any other industry that uses a significant number of semiconductor devices, such as consumer electronic products, telecommunication devices, or computing devices could have a material adverse effect on our business and operating results.

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

Changes in demand in the industries in which we do business also can result in the inventory we carry becoming excess or obsolete. Further, Teledyne DALSA relies on a small number of customers in its semiconductor business. Given this lack of diversity, small fluctuations and inventory corrections at the end customer level could negatively impact this acquired company’s operating results, as well as that of the Digital Imaging segment.

Our dependence on revenue from government contracts subjects us to many risks:

Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 44% of our total revenue in 2010, as compared with 47% in 2009 and 44% in 2008. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations, and financial condition.

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

The failure by Congress to approve budgets on a timely basis could delay procurement of our services and products and cause us to lose future revenues. In years when Congress is not able to complete its budget process before the end of the U.S. Government’s fiscal year on September 30, Congress typically funds government operations pursuant to a continuing resolution. When the U.S. Government operates under a continuing resolution, it may delay funding we expect to receive from customers on work we are already performing and will likely result in new initiatives being delayed or in some cases cancelled. The U.S. Government’s failure to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a U.S. Government shutdown which could result in a material loss of revenues for us.

U.S. defense spending is expected to continue to moderate and then decline in some areas over the next few years. An emphasis on Federal deficit and debt reduction could lead to a decrease in overall defense spending. The continued war on terrorism and the Iraq and Afghanistan wars also could result in a diversion of funds from programs in which Teledyne participates. In addition, continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding.

Changes in policy and budget priorities by the President, his Administration and our Congress for various Defense and NASA programs could continue to impact our Engineered Systems and Aerospace and Defense Electronics segments. For example, changes in national space policy that affect NASA’s budget are likely. There have already been significant reductions in missile defense budgets and we anticipate continuing scrutiny of those budgets to impact our revenues. Our Engineered Systems segment may be further impacted by delays in production funding on the Joint Air to Surface Standoff Missile (“JASSM”) program. In addition, reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As the Defense Advanced Research Projects Agency, referred to as DARPA, reviews its programs aimed to enhance technologically U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. Finally, various Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and the planned closure of the Joint Forces Command could negatively impact our Engineered Systems segment.

Our Aerospace and Defense Electronics segment provides a variety of products for several military platforms, including the F-35 Joint Strike Fighter. Teledyne CML Group Limited, part of our Engineered Systems segment, also provided products for this aircraft. Development and production of this aircraft is very expensive and there is no guarantee that the Department of Defense, as it balances budget priorities, will continue to provide funding to manufacture and support the F-35 aircraft or other platforms for which we provide products. In 2010, delays in the F-35 program were announced. In 2009, Congress had made the decision to curtail F-22A aircraft funding. Reallocation of funding priorities within the Department of Defense could also affect repair and spares sales for older military platforms, including, by way of example, sales of our traveling wave tubes for F-15, F-16, F-18, EA-6B, B-52, B-1, C-130 and U-2 aircraft.

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

The U.S. Government has also placed emphasis on Organizational Conflict of Interest or OCI. As a result, requests for proposals in the areas of engineering support, testing and operational analysis are restricting bidders from related development and integration work. This may require some businesses or subsidiaries of

Teledyne to abstain or withdraw from contract competition if other Teledyne businesses may be affected by an OCI. In particular, the MDA is reconsidering its policy on OCI. It is reviewing all OCI mitigation plans and may require more rigid mitigatory conditions going forward, potentially limiting our participation in certain major MDA programs, such as Ground-Based Midcourse Defense.

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

Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering, Inc.’s Ground-based Midcourse Defense (“GMD”) program has been negatively impacted by both the nominal end date of development activity and the change in focus of the current Administration relative to missile defense. Teledyne Brown Engineering’s revenues for the GMD program declined from approximately $43 million in 2008 to $31 million in 2009 to $14 million in 2010. Although MDA plans to award a deployment and sustainment contract for GMD, we expect that Teledyne Brown Engineering’s revenues under this activity will continue to decline in 2011. This reduction is due to a number of factors including the completion of the current deployment cycle, the change in MDA focus toward a phased regional deployment defense architecture, continued Federal government personnel in-sourcing and increased small business participation requirements in Department of Defense contracts.

We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. Our current NASA activities focus on the James Webb Space Telescope, payload operation and integration on the International Space Station (ISS), and concept development, engineering services and integration for new NASA launch vehicles. During 2010, the President introduced significant changes to the National Space Policy. The President and Congress continue to discuss NASA’s future direction. Although the outcome of these discussions remains uncertain, current plans include the cancellation of NASA’s Constellation Program which includes Ares launch vehicles, utilization of commercial launch vehicles for crew and cargo ISS expeditions, and development of a NASA heavy lift launch vehicle for space exploration. As a result of these changes, we will attempt to transition our business to meet the needs of the new policy and programs. However, failure to transition our business successfully could result in reduced sales. In addition, delayed decisions and funding for NASA’s new space policy could negatively impact our business.

We may not be successful in bidding for future contracts, which would reduce our revenues or slow our growth.

We obtain many U.S. Government prime contracts and subcontracts through the process of competitive bidding. We may not be successful in having our bids awarded. In addition, we may spend substantial amounts of time, money and effort, including design, development and marketing activities, required to prepare bids and proposals for contracts that may not be awarded to us. In 2010, we incurred $14.3 million on bid and proposals costs, compared with $13.7 million in 2009 and $13.7 million in 2008.

Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Even when not expressly included in a U.S. Government contract, courts have validated termination for convenience as a matter of public procurement policy. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. During 2010, Teledyne had two U.S. Government contracts terminated for convenience, one of which was in our Aerospace and Defense Electronics segment and one of which was in our Engineered Systems segment. We did not have any of our U.S. Government contracts terminated for default during 2010.

We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.

There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (54% of our total U.S. Government contracts in 2010, 50% in 2009 and 48% in 2008). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. This is particularly true when the contract is awarded and the price finalized in advance of final completion of design. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce profitability or cause a loss. We have also experienced some volatility in the pricing of certain raw materials and components underlying our fixed-price contracts. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.

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

We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. Generally, claims arising out of these U.S. Government inquiries and voluntary disclosures can be resolved without resorting to litigation. However, should the business or division involved be charged with wrongdoing, or should the U.S. Government determine that the business or division is not a “presently responsible contractor,” that business or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements.

United States and global responses to terrorism, the Iraq and Afghanistan wars, the mass protests and turmoil in Middle Eastern countries, Mexican border town violence, nuclear proliferation concerns and potential epidemics increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

United States’ and global responses to terrorism, the Iraq and Afghanistan wars, the mass protests and turmoil in Middle Eastern countries, Mexican border town violence and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets. Several factors associated, directly or indirectly, with terrorism, the Iraq, Afghanistan, Egypt and Middle East situations and perceived nuclear threats and responses may adversely affect us. The reaction to Iran’s continuing desire to explore nuclear capabilities could adversely affect oil prices and some of our businesses. The reaction to Egypt permitting Iran to sent warships through the Suez Canal could adversely affect some of our businesses.

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

Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the H1N1 virus, SARS and bird flu scares. Additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Aerospace and Defense Electronics segment. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities, as was done with our Mexico operations in 2009.

Deterioration of financial performance of airlines could result in a reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Aerospace and Defense Electronics segment.

The U.S. Government continues to evaluate potential security issues associated with general aviation. Increased government regulations, including but not limited to increased airspace regulations (including user fees), could lead to an overall decline in air travel and have an adverse affect on our Aerospace and Defense Electronics segment as well as our discontinued operations. As happened after the September 11th terrorist attacks, reinstatement of flight restrictions would negatively impact the market for general aviation aircraft piston engines and components of our discontinued operations and associated products of Teledyne Battery Products. Potential reductions in the need for general aviation aircraft maintenance as a result of declines in air travel could also adversely affect our discontinued operations.

Higher oil prices could adversely affect commercial airline-related customers of our Aerospace and Defense Electronics segment. Higher oil prices could also reduce general aviation air travel, negatively affecting our discontinued operations. Conversely, lower oil prices could decrease oil exploration and petrochemical refining activities and hinder our marine and other instrumentation businesses, including Teledyne Geophysical Instruments, Teledyne TSS Limited, Teledyne Benthos, Inc., Teledyne D.G. O’Brien and Teledyne ODI, Inc., as well as some of our other businesses such as Teledyne Storm Products, Inc. In addition, instability in the Middle East or other oil-producing regions could adversely affect expansion plans of the oil and gas industry customers of our instrumentation and cable solutions businesses.

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

We have also acquired several private companies, including the 2010 acquisitions of Optimum Optical Systems, Inc. and Hafmynd ehf (now known as Teledyne Gavia ehf). Private companies generally do not have as formal or comprehensive internal controls and compliance systems in place as public companies. While we have required various sellers to take certain compliance actions prior to the closing of an acquisition, including making voluntary disclosures under various export control laws and regulations, and have sought protections in the purchase agreement for such matters, there is no assurance that we have identified all issues or will be fully protected from historic liabilities. After acquiring a company, notwithstanding pre-closing due diligence, we have discovered issues that required further action, including making voluntary disclosures under various defense and export control laws and regulations.

While the products and customer base of the companies we have acquired over the years are complementary to some of Teledyne’s existing businesses, there is no assurance that we will achieve all identified financial, operating and marketing synergies. We may also experience problems that arise in entering new markets through acquisitions in which we may have little or no experience.

In 2011, we expanded our international presence with the acquisition of DALSA, which has operations in Canada, the Netherlands, Japan, China and Germany, as well as the United States. Additionally, in 2010, we expanded our United Kingdom presence with the acquisition of Intelek plc. Our United Kingdom operations accounted for approximately 5% of total revenues in both 2010 and 2009 compared with 4% in 2008. There are additional risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations. Further, it has been postulated that the United Kingdom economy may be recovering more slowly from the 2008 global economic crisis than the economies in the United States and mainland Europe.

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

Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2010 management’s report specifically excludes from its scope and coverage our 2010 acquisitions of Intelek plc, Optimum Optical Systems, Inc. and Hafmynd ehf, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.

In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense as incurred such transaction costs, which may have an adverse impact on our quarterly financial results.

We are subject to the risks associated with international sales, which could harm our business or results of operations.

During 2010, sales to international customers accounted for approximately 29% of our total revenues, as compared to 26% in 2009 and 24% in 2008. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China and Brazil. The DALSA acquisition will also contribute to greater international sales. Risks associated with these sales include:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China and increased scrutiny of exports of marine instruments, digital imaging and other products;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S.-China relations;

•	transportation, including piracy in international waters; and

•	exchange rate fluctuations.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. If the U.S. dollar strengthens against the British Pound Sterling or Euro, our European customers may no longer find our product prices more attractive than European competitors. With the acquisition of Canadian-based DALSA, increases in the value of the Canadian dollar relative to the U.S. dollar, or other foreign currencies, could adversely affect the business, operations and the financial condition of our Digital Imaging segment.

Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in suspension of our ability to export items from one or more businesses or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. Concerns over theft of technology for military uses, nuclear proliferation concerns, terrorism, diversion and other factors have resulted in increased export scrutiny of international sales, including some of our marine instruments, digital imaging and other products to international customers. There has also been increasing export oversight and regulation of sales to China. Travel restrictions to Middle Eastern, African and other countries may negatively affect continuing international sales or service revenues from such regions. There are also U.S. and international regulations relating to investments, exchange controls and repatriation of earnings, as well as varying currency, political and economic risks.

Among other things, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, while we have procedures in place and conduct FCPA training, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Further, the United Kingdom recently adopted, but delayed implementation of, the U.K. Bribery Act, which raises the bar for anti-bribery law enforcement and compliance relative to the FCPA. Any determination that we had violated the FCPA, the U.K. Bribery Act, when implemented, or equivalent anti-bribery and corruption laws in countries in which we do business could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could materially and adversely affect our business.

As of January 2, 2011, we had $250.0 million in total outstanding indebtedness which included $250.0 million in senior unsecured notes issued and sold in a private placement transaction in September 2010 and no amounts under our prior $590.0 million credit facility. On February 25, 2011, we refinanced our prior $590.0 million credit facility that was set to expire in July 2011 and had $273.0 million outstanding under our new $550.0 million credit facility, which does not terminate until February 25, 2016. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner. Also, borrowing rates are higher under our new $550.0 million credit facility due to changes in market conditions since our last credit facility was put in place in 2006. A 100 basis point increase in interest rates results in an annual interest expense of approximately $2.7 million, assuming the $273.0 million in floating rate debt were outstanding for the full year. We may also elect to raise other forms of debt capital, depending on financial, market and economic conditions.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition.

As a manufacturer and distributor of a wide variety of products, including aircraft engines (which is part of our discontinued operations and subject to divestiture), monitoring instruments and medical devices, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.

While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. For example, our current annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors, Inc. (now part of discontinued operations and subject to divestiture), is approximately $5.0 million, a decrease from $17.2 million for the prior annual period. Our existing aircraft product liability insurance policy expires on May 31, 2011. Additionally, based on facts and circumstances of claims, we have not always accrued amounts up to the applicable annual self-insured retentions. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products. In 2009, our discontinued operations commenced two product recalls for which pre-tax charges aggregating $20.8 million had been recorded to cover estimated costs associated with the recall and replacement of the affected cylinders and lifters.

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

Certain gas generators historically manufactured by Teledyne Energy Systems, Inc. contained a sealed, wetted asbestos component. While the company has transitioned to a replacement material, had placed warning labels on its products and took care in handling of this discontinued material by employees, there is no assurance that the Company will not face product liability or workers compensation claims involving this component.

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

Teledyne Brown Engineering, Inc. and other Teledyne companies manufacture components for customers in the nuclear power market, including utilities and certain governmental entities. The components include, for example, penetration assemblies, waste storage canisters, and process equipment. Certain liabilities associated with such products are covered by the Price Anderson Act and other statutory and common law defenses, and we have received indemnities from some of our customers. However, there is no assurance we will not face product liability claims related to such products.

We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

We may have difficulty obtaining product liability and other insurance coverages, or be subject to increased costs for such coverage.

As a manufacturer of a variety of products, including aircraft engines used in general aviation aircraft (now part of our discontinued operations and subject to divestiture), we have general liability and other insurance policies that provide coverage beyond self-insured retentions or deductibles. We cannot assure that, for 2011 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability, especially as it relates to general aviation. Over the last several years, the number of insurance companies providing general aviation product liability insurance coverage has decreased. Even if such insurance is available, we may be required to pay substantially higher prices for coverage and/or increase our levels of self-insured retentions or reserves. Our current aircraft product liability insurance policy expires on May 31, 2011, and has an annual self-insured retention of approximately $5.0 million.

To offset aircraft product liability insurance costs, we continue to work to reduce manufacturing and other costs and also to pass on such insurance costs through price increases on our aircraft engines and spare parts. We cannot provide assurances that further cost reduction efforts will prove successful or that customers will accept additional price increases. Aircraft engines and spare part cost increases, coupled with increased costs of insurance for general aviation aircraft owners, tend to result in decreasing aftermarket sales of our piston engines and component parts. This, in turn, leaves our discontinued operations more dependent on sales to OEMs, which is more dependent on general economic conditions.

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

Aside from the uncertainties created by external events that can affect insurance coverages, such as the crash of Air France Flight 447 in the Atlantic Ocean in June 2009, the American International Group, Inc. 2008 failure and bailout, the devastating 2005 hurricane season or September 11th events, our ability to obtain product liability insurance and the cost for such insurance are affected by our historical claims experience. While we have taken steps to improve our claims management process over the last few years, we cannot assure that, for 2011 and in future years, our ability to obtain insurance, or the cost for such insurance, or the amount of self-insured retentions, reserves or limits, will not be negatively impacted by our experience in prior years.

Our pension expenses and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial data.

We have a defined benefit qualified pension plan covering most of our U.S. employees hired prior to 2004. The value of the combined pension assets is currently less than our accumulated pension benefit obligation. Given our pension plan’s underfunded status, in 2004 we began making required cash contributions to our qualified pension plan. In 2010, we made pretax cash contributions to our U.S. defined benefit qualified pension plan totaling $37.0 million, all of which was beyond what was required under ERISA. For 2009 and 2008, pretax cash contributions totaled $117.0 million and $58.7 million, respectively. In 2011, we currently expect to make a pretax voluntary cash contribution of $37.0 million, plus an additional $32.0 million pretax voluntary cash contribution if the divestiture of our piston engines businesses is completed. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. If, and to the extent, decreases are not offset by voluntary contributions or asset returns, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements. At the end of 2007, we changed some investment allocations to reduce exposure to deterioration in the subprime mortgage market. Throughout 2008 and until the latter part of 2009, given market disruptions and volatility, we maintained a greater amount in fixed income investments, including in U.S. Treasury notes, to achieve greater stability in our pension assets. During the second half of 2009, we began to change our investment strategy to more active management and increase our equity investments. Due to timing of investment allocation changes, we may not have benefited from some upswings in certain investments and in the future we may not benefit from any such upswings to the extent we change investment allocations to meet our current strategy. Additionally, our investment strategy may not be successful if the credit, financial or stock markets deteriorate.

Our future financial results could be adversely impacted by asset impairment charges.

Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, we have accumulated $546.3 million of goodwill, and have $113.9 million of net acquired intangible assets, which includes $37.8 million of indefinite-lived intangible assets, out of total assets of $1,557.8 million at January 2, 2011. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.

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

In order to remain competitive, we must make a substantial investment in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. In September 2006, we acquired Rockwell Scientific Company LLC, a provider of research and development services primarily in the areas of electronics, optics, information sciences and materials technologies. With Teledyne Scientific Company in our portfolio, we have been more actively promoting and funding joint research and development projects with other Teledyne businesses, including Teledyne Brown Engineering, Inc., Teledyne Reynolds, Inc. and our Teledyne Oil & Gas businesses. In 2010, we funded $47.0 million for research and development, compared to $45.1 million in 2009 and $47.8 million in 2008. Our capital expenditures totaled $31.0 million in 2010, $33.5 million in 2009 and $38.2 million in 2008. Although we believe that anticipated cash flows from operations and available borrowings under our new $550.0 million credit facility will be sufficient to satisfy our anticipated working capital, research and development and capital investment needs, including increased capital spending required by Teledyne DALSA, we may be unable to fund all of these needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Although we successfully issued and sold $250.0 million in senior unsecured notes in a private placement transaction in September 2010, we may be unable to successfully raise additional capital, if needed. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

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

Limitations in customer funding for applied research and development and technology insertion projects due to the present economic conditions and the significant expenditures in Iraq and Afghanistan, as well as ongoing turmoil in Middle Eastern countries, may reduce our ability to apply our ongoing investments in some market areas. For example, our Engineered Systems segment’s development of Service Oriented Architectures for U.S. Department of Defense applications relies heavily on funding from customers who are actively competing for resources with war driven recapitalization, resupply and modernization requirements.

Teledyne DALSA is reliant on the Next Generation of Job Fund which is a grant from a provincial government authority to support research and development expenditures. Teledyne DALSA is also reliant on some government authorities for various tax incentives related to research and development, which drive and promote research and development spending. Changes in the Canadian and provincial governments’ policies could inhibit Teledyne DALSA’s ability to participate in new markets.

As discussed elsewhere herein, there has been a downturn in the general aviation market as a direct result of deteriorated economic and credit conditions in the United States and the world generally. In addition to our discontinued operations, as previously stated, this deterioration could further impact battery sales of our Aerospace and Defense Electronics segment. While we will try to offset such impact with battery sales to the military and into other applications, we may not be able to offset any such impact. Advanced lithium ion aircraft battery technology could also adversely affect our lead batteries sales and our ability to enter into new OEM jet markets.

We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner, which could harm our growth and prospects.

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements. However, our involvement, through the 2011- acquisition of DALSA, in the microelectronic innovation center in Bromont, Quebec, Canada, will provide us with access to a well-equipped MEMS research and development center, which we believe may help to improve our technology development capability.

Our new products also may not achieve market acceptance or correctly address new industry standards and technological changes. As an example, we continue to work to develop high power solid state power amplifiers, which could replace our traveling wave tubes in some applications, and, in this field, there is a larger base of potential competitors than there is for tube amplifiers. As a result, it may be more difficult for our solid state power amplifier products to gain market acceptance. We may also lose any technological advantage to competitors if we fail to develop new products in a timely manner. For example, if we fail to timely develop a permanent reservoir monitoring system for deep water applications, our growth and prospects in the deep water arena could be hampered.

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

Additionally, the U.S. Environmental Protection Agency continues to target general aviation fuel as a key contributor to lead in the atmosphere and could try to impose lead-free fuel regulations on general aviation. Such a change in the fuel standard could have an adverse impact on our discontinued operations, including increasing research and development costs. In part, we have been working to manufacture an engine that uses diesel fuel to address this risk.

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

Although we believe that we have certain advantages that help us compete in our markets, each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry acquisition and consolidation trends, particularly among aerospace and defense contractors, have adversely impacted demand for our aerospace and defense related engineering services as large prime contractors in-source increased amounts of major acquisition programs and also require significant expansion in small business participation to meet Government contracting goals. Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues.

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

Our Engineered Systems segment manufactures gas centrifuge service modules for Fluor Enterprises, Inc., acting as agent for USEC, Inc., used in the American Centrifuge Project. We anticipate increased sales of gas centrifuge service modules in 2011 due to a likely return to full production for the American Centrifuge Project. In May 2010, USEC announced that Toshiba and Babcock and Wilcox signed definitive agreements to provide co-investments of $100 million each in the American Centrifuge Plant payable in three installments. In late July 2010, USEC updated its application to the Department of Energy, which triggered the initial investment of $75.0 million from Toshiba and Babcock and Wilcox. In anticipation of a favorable adjudication of its loan application and in light of the investment from the new partners, USEC began remobilization of the project in early September 2010. However, USEC has not authorized a return to full production. Failure to secure the loan guarantees would seriously jeopardize USEC’s ability to finance, and therefore complete, the centrifuge project. Continuation of this project beyond mid-year 2011 may depend on USEC receiving a favorable ruling regarding its loan guarantee application. If USEC does not receive a favorable ruling, future funding on this program could be reduced or eliminated. In such an event, our Engineered Systems segment may experience reduced sales.

Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers.

Some items we purchase for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes and certain infrared detectors substrates are purchased from limited or single sources of supply due to technical capability, price and other factors. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. For example, Teledyne Relays outsources the manufacture of certain relays and relay components to Taiwan and India, as well as our own facility in Mexico. Teledyne Imaging Sensors outsources the manufacture of read-out integrated circuits for focal plane arrays to a Taiwanese foundry. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks possibly creating longer lead times to obtain needed components for our products.

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

Increased environmental regulatory monitoring requirements of the air we breathe and the water we drink could have a favorable effect on the results of operations or financial condition of our instrumentation businesses, including the sulfur dioxide, carbon monoxide and ozone gas monitoring business of Teledyne Advanced Pollution Instrumentation, Inc., the air quality monitoring business of Teledyne Monitor Labs, Inc., the water quality monitoring business of Teledyne Isco, Inc., and the mercury monitoring business of Teledyne Leeman Labs. In contrast, the U.S. Environmental Protection Agency’s efforts to limit lead emissions from general aviation gasoline could adversely affect our discontinued operations. Consequently, in part, we have been working to manufacture an engine that uses unleaded diesel fuel to address this risk. Also, while our lead-acid battery manufacturing facility in Redlands, CA has scrubbers and other pollution control devices in place, additional lead-related air-emission limitations and other requirements could trigger additional expenditures and adversely affect the financial results of our Aerospace and Defense Electronics segment.

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

Our Engineered Systems segment has been facing increasing competition for qualified engineering personnel as a result of the Department of Defense 2005 Base Realignment and Closure (also known as BRAC) decisions, particularly as positions continue to move to Huntsville, Alabama over the next several years. In addition, the U.S. Secretary of Defense announced in 2009 that the Department would decrease the use of contractors in support services and increase funding for civil service positions in those areas. As a result of this trend, our Engineered Systems segment lost personnel as their jobs were changed from contractor to Federal civil service positions. This trend may continue in 2011. The Engineered Systems segment is also losing personnel due to employees pursing vacancies that have been created in various industries as other employees accept employment with the U.S. government.

A labor strike or work stoppage could have a material adverse affect on our business.

While we believe our overall relations with our employees to be good, a labor strike or work stoppage at our union-represented or other facilities could have a material adverse effect on us. The International Union of United Automobile, Aerospace and Agricultural Implement Workers of America represents approximately 250 active employees at our Teledyne Continental Motors piston engine manufacturing facility in Mobile, Alabama under a collective bargaining agreement that expires by its terms on March 20, 2013. This union also represents approximately 10 active employees at the Teledyne Turbine Engines facility in Toledo, Ohio under a collective bargaining agreement that expires on November 8, 2014. Upon expiration of these agreements, there can be no assurance that a strike or work stoppage would not occur. As Teledyne Continental Motors, Inc. is part of discontinued operations and is subject to divestiture, the Mobile, Alabama collective bargaining agreement and the active employees represented thereby will be included with the sale.

We may not be able to sell, or exit on acceptable terms, businesses that we determine no longer meet with our growth strategy.

Consistent with our growth strategy to focus on markets to expand our profitable niche businesses, we continually evaluate our businesses to ensure that they are aligned with our strategy. Most recently, this review led to the decision to sell our general aviation piston engines businesses, which sale is expected to close in the 1st quarter of 2011. After the June 2004 acquisition of Isco, Inc., we determined that the on-line process control instrumentation business of its German subsidiary was not aligned with our strategy, and in March 2005, we sold this non-strategic business. In 2007, principally because of the decision of a customer to manufacture certain medical products at its facilities in India, we closed our contract manufacturing operations in El Rubi, Tijuana, Mexico and transferred the remaining operations to our La Mesa, Tijuana, Mexico and our Lewisburg, Tennessee facilities.

Our ability to dispose of or exit businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. Also, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including closure, may not be available to us or may be more costly than anticipated.

Natural disasters, such as a serious earthquake or wildfire in California, a major hurricane in Alabama, Florida or Texas, or an ice storm in Canada, as well as man-made environmental disasters such as 2010 Gulf of Mexico Oil spill, could adversely affect our business, results of operations and financial condition.

Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. Teledyne DALSA’s facility in Quebec has in the past been impacted by severe ice storms. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. Our facilities in Alabama, Florida, Nebraska and Tennessee have also been threatened by tornados. While Teledyne Continental Motors’ piston-engines manufacturing facility located in Mobile, Alabama (which is now part of our discontinued operations and subject to divestiture), Teledyne Geophysical Instruments’ facility in Houston, Texas, Teledyne ODI’s facility in Daytona Beach, Florida and Teledyne Odom’s facility in Baton Rouge, Louisiana were relatively fortunate with respect to the building damage and business interruption they suffered during the previous hurricane season, there can be no assurance that any one of them will be as fortunate in the future. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

The environmental disaster triggered by the Deepwater Horizon rig explosion and oil spill in 2010 resulted in a moratorium on offshore oil and gas production in the Gulf of Mexico that adversely affected the results of operations of some of our Teledyne Oil and Gas businesses, although such adverse impact was offset, in part, by the products we manufacture that supported well-capping and environmental clean-up efforts. Similar future man-made disasters that limit or cease offshore oil and gas production or further exploration in the regions in which we sell our products could have a material adverse affect on our business, results of operations and financial condition.

We may not be able to enforce or protect our intellectual property rights, which may harm our ability to compete and harm our business.

Our ability to enforce our patents, copyrights, software licenses, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, as our Teledyne Controls business has experienced, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

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

Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our board of directors, more difficult. We have also entered into Change in Control Severance Agreements with 16 members of our management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.

The market price of our Common Stock has fluctuated significantly since our spin-off from ATI, and could continue to do so.

Since the spin-off from ATI on November 29, 1999, the market price of our Common Stock has ranged from a low of $7.6875 to a high of $66.21 per share. During 2010 alone, the market price of our Common Stock ranged from $35.34 to $45.25 per share. At February 25, 2011, our closing stock price was $52.57. Fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	divestitures;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	terrorist activities;

•	military or homeland defense activities;

•	changes to the U.S. Federal budget;

•	changes in the energy exploration or production, semiconductor, digital imaging, telecommunications, commercial and general aviation, and electronic manufacturing services markets

•	general market conditions;

•	changes in tax laws;

•	general economic factors unrelated to our performance; and

•	one or more of the other risk factors described in this report.

The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility that is not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price.

Item 1B.	Unresolved Staff Comments.

By letter dated February 28, 2011, the staff of the Division of Corporation Finance at the Securities and Exchange Commission has informed us that there remains an unresolved comment with respect to the staff’s review of our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, filed on March 2, 2010. The staff believes that each of our business units are operating segments and that any aggregation of operating segments into reportable segments should begin at the business unit level and that our fiscal 2010 Form 10-K disclosure should reflect this approach. We have determined that our reporting business units are aggregated into four reportable segments (not including discontinued operations) as set forth in this 2010 Form 10-K. After an extensive and careful review, including consultation with the Audit Committee of our Board of Directors and our external auditors, including their national office, we believe our determination of operating segments and reportable segments is consistent with applicable accounting literature, including Accounting Standards Board Accounting Standards Codification ASC 280 — Segment Reporting. We have determined that there is no impairment of goodwill or other intangible assets if impairment testing is performed at the reporting business unit level. We will continue to work with the Securities and Exchange Commission to resolve this comment. If the SEC does not agree with us, we may amend and restate our 2010 Form 10-K to reflect a different reporting segment structure.

Item 2.	Properties

Our principal facilities as of February 25, 2011, are listed below. Although the facilities vary in terms of age and condition, our management believes that these facilities have generally been well maintained and are adequate for current operations.

Facility Location	Principal Use	Owned/Leased

Instrumentation Segment

United States
City of Industry, California	Development and production of precision oxygen analyzers	Owned
Poway, California	Development and production of underwater acoustic instrumentation	Leased
San Diego, California	Development and production of environmental monitoring instrumentation	Leased
San Diego, California	Development and production of electrical interconnection systems	Leased
Englewood, Colorado	Development and production of environmental monitoring systems	Leased
Daytona Beach, Florida	Development of subsea, wet-mateable electrical fiber-optic interconnection systems	Leased
Baton Rouge, Louisiana	Development and production of hydrographic survey instrumentation	Leased

Facility Location	Principal Use	Owned/Leased

East Falmouth, Massachusetts	Development and production of autonomous underwater gliding vehicles, profilers, drifters and floats	Leased
North Falmouth, Massachusetts	Development and production of underwater acoustic instrumentation and package inspection systems	Owned
Lincoln, Nebraska	Development and production of water quality monitoring products, chemical separation instruments and flash chromatography instruments and consumables	Owned
Hudson, New Hampshire	Development and production of elemental analysis instruments	Leased
Seabrook, New Hampshire	Development and production of electrical and fiber optic interconnect systems	Leased
Mason, Ohio	Development and production of chemical analysis instruments	Leased
Houston, Texas	Development and production of geophysical streamer cables and hydrophones for seismic monitoring	Owned and Leased
Hampton, Virginia	Development and production of vacuum and flow measurement instruments	Owned
Iceland
Reykjavik	Development and production of autonomous underwater vehicles	Leased
United Kingdom
Mitcheldean, England	Repair of geophysical streamer cables	Leased
Watford, England	Development and production of inertial sensing and navigation systems	Leased
Worthing, England	Development and production of corrosion monitoring equipment	Leased

Digital Imaging Segment

United States
Camarillo, California	Production of focal plane arrays and imaging sensors and systems	Owned and Leased
Thousand Oaks, California	Provision of research and development services	Owned
Sunnyvale, California	Development and production of digital imaging products	Leased
Billerica, Massachusetts	Development and production of digital imaging products	Leased
Durham, North Carolina	Provision of research and development services	Leased
Montgomeryville, Pennsylvania	Development and production of infrared devices and accessory products	Owned and Leased
Canada
Waterloo, Ontario	Development and production of digital imaging products	Owned and Leased
Bromont, Quebec	Semiconductor design and fabrication	Owned
The Netherlands
Eindhoven	Development and production of digital imaging products	Leased

Aerospace and Defense Electronics Segment

United States
Chatsworth, California	Development and production of electronic seat ejection sequencers	Leased
El Segundo, California	Development and production of digital data acquisition systems for monitoring commercial aircraft and engines	Leased
Hawthorne, California	Production of electromechanical relays	Owned
Los Angeles, California	Development and production of high voltage connectors and subassemblies and pilot helmet mounted display components and subsystems	Leased
Los Angeles, California	Manufacturing of custom microelectronic assemblies	Owned and Leased
Mountain View, California	Production of microwave integrated circuits and systems	Owned
Poway, California	Development and production of defense microwave components and subsystems	Leased
Rancho Cordova, California	Development and production of traveling wave tubes	Owned

Facility Location	Principal Use	Owned/Leased

Redlands, California	Manufacturing of batteries for the general aviation and business jet market	Owned
Santa Maria, California	Development and production of high voltage capacitor products	Leased
Sunnyvale, California	Development and production of RF and microwave amplifiers and components	Leased
Tracy, California	Development and production of precision secondary explosive components	Leased
Woodridge, Illinois	Development and production of microwave cable and interconnect products	Leased
Hudson, New Hampshire	Production of circuit boards	Owned
State College, Pennsylvania	Development and production of solid state power amplifiers and components	Leased
Lewisburg, Tennessee	Development and manufacturing of electronic components and subsystems	Owned
Dallas, Texas	Development and production of specialty wire and cable assemblies	Leased
Mexico
Tijuana, Mexico	Manufacturing of electromechanical and solid state relays	Leased
United Kingdom
Milton Keynes, England	Development and production of microwave components	Leased
Newbury, England	Development and production of high voltage connectors and cable products	Leased
Shipley, England	Development and production of electronic warfare equipment	Owned
Witham, England	Development and production of solid state amplifiers	Leased
West Drayton, England	Flight data monitoring services	Leased
Cumbernauld, Scotland	Production and repair of commercial avionic systems	Leased
Cwmbran, Wales	Development and production of high voltage connectors and cable products	Leased
Presteigne, Wales	Development and production of microwave components	Leased

Engineered Systems Segment
United States
Huntsville, Alabama	Provision of engineering services and products, including highly engineered manufactured products	Owned and Leased
Huntsville, Alabama	Production of gas centrifuge modules	Leased
Colorado Springs, Colorado	Provision of engineering services	Leased
Hunt Valley, Maryland	Manufacturing, assembling and manufacture of hydrogen	Leased
generators, power generating systems and fuel cell test
stations
Toledo, Ohio	Design, development and production of small turbine engines for aerospace and military markets	Leased
Knoxville, Tennessee	Laboratories and offices in support of environmental services	Leased
Arlington, Virginia	Defense program offices supporting governmental customers	Leased
United Kingdom
Birkenhead, England	Aerostructures manufacturing	Owned and Leased
Bromborough, England	Aerostructures composites	Leased

Discontinued Operations
Mobile, Alabama	Design, development and production of new and rebuilt piston engines, ignition systems and spare parts for the general aviation market	Leased
Mattituck, New York	Supply of aftermarket parts, services and engine overhauls	Leased
for the general aviation market

We also own or lease other facilities and offices elsewhere in the United States and outside the United States, including facilities and offices in Australia, Brazil, Canada, China, France, Germany, Japan,

Malaysia, Singapore and the United Kingdom. Our corporate executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362.

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

In March 2009, Cold Creek Enterprises, Inc. and Bob DiSilva commenced a lawsuit against DALSA Corporation and certain related entities in the Ontario Superior Court of Justice. The claims originate from the interest of Mr. DiSilva’s company in DALSA Digital Camera Inc., a joint venture entered into in November 2004 and now a discontinued business of DALSA. The lawsuit seeks various forms of relief, including damages in excess of CAD $20 million. The lawsuit is being vigorously defended, and a counterclaim has been filed against the plaintiff.

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

	High	Low

2009
1st Quarter	$46.75	$21.65
2nd Quarter	$37.57	$26.00
3rd Quarter	$36.31	$29.48
4th Quarter	$39.80	$32.95
2010
1st Quarter	$42.87	$35.64
2nd Quarter	$44.57	$36.19
3rd Quarter	$43.00	$35.34
4th Quarter	$45.25	$38.83
2011
1st Quarter (through February 25, 2011)	$53.35	$43.56

On February 25, 2011, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $52.57 per share. As of February 25, 2011, there were 5,152 holders of record of the Common Stock.

We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Our stock repurchase program expired on February 28, 2010. In 2009, we had repurchased 36,239 shares of Teledyne common stock for $0.8 million under this program. No shares were repurchased in 2010.

Item 6.	Selected Financial Data.

The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2010 contained 52 weeks and fiscal year 2009 contained 53 weeks while fiscal years 2008, 2007 and 2006 each contained 52 weeks. In December 2010, we entered into an agreement to sell our general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. We have restated prior year financial data to classify this segment as a discontinued operation. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Five-Year Summary of Selected Financial Data

	2010	2009	2008	2007	2006
		(In millions, except per-share amounts)

Sales	$1,644.2	$1,652.1	$1,722.0	$1,441.6	$1,251.6
Net income attributable to Teledyne Technologies	$120.5	$113.3	$111.3	$98.5	$80.3
Working capital	$306.8	$242.6	$274.8	$198.3	$203.7
Total assets	$1,557.8	$1,421.5	$1,534.5	$1,159.4	$1,061.4
Long-term debt and capital lease obligations, net of current portion	$265.3	$251.6	$332.1	$142.4	$230.7
Total equity	$787.0	$667.4	$506.9	$506.9	$408.3
Basic earnings per common share — continuing operations	$3.31	$3.22	$3.29	$2.45	$2.06
Diluted earnings per common share — continuing operations	$3.25	$3.17	$3.20	$2.36	$1.99
Basic earnings per common share	$3.33	$3.15	$3.14	$2.82	$2.34
Diluted earnings per common share	$3.27	$3.10	$3.05	$2.72	$2.26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Teledyne Technologies Incorporated is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, digital imaging products and software, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space, environmental and nuclear applications, and supply energy generation, energy storage and small propulsion products.

We serve niche market segments where performance, precision and reliability are critical. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.

Strategy/Overview

Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and government engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Over time, our goal is to create a set of businesses that are truly superior in their niches. We continue to evaluate our businesses to ensure that they are aligned with our strategy.

Consistent with this strategy, we made three acquisitions in 2010 and in December 2010 we entered into an agreement to sell our general aviation piston engines businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements have been restated to classify the Aerospace Engines and Components segment as a discontinued operation. We expect the sale to close in the first quarter of 2011, pending satisfaction of final closing conditions.

In addition, for 2010, we realigned and changed the reporting structure of some of our businesses. Our former Electronics and Communications segment is now reported as three separate segments, Instrumentation, Digital Imaging and Aerospace and Defense Electronics. The businesses that comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. The battery products business, with revenues of $15.5 million in 2010, is now part of the Aerospace and Defense Electronics segment, and the on-site gas and power generation systems and the turbine engine businesses, with combined revenues of $53.9 million in 2010, are now part of the Engineered Systems segment. We have restated our previously reported segment data to reflect this revised segment reporting structure and the classification of the former Aerospace Engines and Components segment as a discontinued operation.

In 2010, sales totaled $1,644.2 million, compared with sales of $1,652.1 million for 2009. Our 2010 net income totaled $120.5 million or a record $3.27 per diluted share, compared to $113.3 million or $3.10 per diluted share in 2009. Net income for 2010 excluding our discontinued operations was $119.9 million or $3.25 per diluted share, compared with $115.9 million or $3.17 per diluted share for 2009. In 2010, a greater proportion of sales and operating profit were derived from sales of marine and environmental instrumentation products of our Instrumentation segment and from sales of our microwave devices and interconnect products of our Aerospace and Defense Electronics segment. Our 2010 record earnings per share was achieved despite lower sales of missile defense engineering services, NASA programs, gas centrifuge modules and turbine engines related to the Joint Air-to-Surface Standoff Missile (“JASSM”) program of our Engineered Systems segment. In 2011, we expect our business mix to evolve further, including as a result of our recent acquisitions. We do not expect our Engineered Systems segment to experience a contraction similar to 2010.

In early 2011, we completed the acquisition of DALSA Corporation (“DALSA”). DALSA, a Canadian company, is a designer and manufacturer of digital imaging products as well as semiconductor wafers and components. Among other things, our combined digital imaging technologies should allow us to develop new infrared and visible light products for our respective markets and customers. With the recently completed acquisition of DALSA and subject to the divestiture of our general aviation piston engines businesses, we will be transformed into an electronics, digital imaging, instrumentation and engineering focused company.

In addition to the above events, on February 25, 2011, we replaced our $590.0 million credit facility that was set to expire in July 2011, with a $550.0 million credit facility. The new facility, together with the $250.0 million in Senior Notes issued in September 2010 and operating cash flow, will provide Teledyne with the ability to fund working capital needs, capital expenditures, voluntary pension contributions, debt service requirements and acquisitions for 2011. The anticipated proceeds from the expected sale of our general aviation piston engine businesses will initially be used to repay amounts outstanding under our $550.0 million credit facility.

Recent Acquisitions

The following summarizes the acquisitions we made during fiscal years 2010, 2009 and 2008. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million, no other acquisitions were made in fiscal year 2009. See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions. See also Note 17 to our Consolidated Financial Statements for information about our fiscal year 2011 acquisition of DALSA.

			Primary	Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Ownership	Location(s)	Sales Volume	Type	Price (2)(3)
						(In millions)

Fiscal Year 2010

Optimum Optical Systems, Inc (“Optimum”)	June 7, 2010	100%	Camarillo, CA	$5.9 million for the	Stock	$5.7
Designs and manufacturers custom optics and optomechanical assemblies				fiscal year ended December 31, 2009

Intelek plc (“Intelek”)	July 26, 2010	100%	United Kingdom	£38 million for the	Stock	$43.5
Designs and manufactures electronic systems for satellite and microwave communication and aerostructure manufacturing			and State College, PA	fiscal year ended March 31, 2010

Hafmynd ehf., now known as Teledyne Gavia ehf (“Gavia”)	September 20, 2010	100%	Reykjavik,	532.4 million	Stock	$10.8
Designs and manufactures the Gaviatm autonomous			Iceland	Icelandic króna for the
underwater vehicle (AUV)				fiscal year ended December 31, 2009
Fiscal Year 2008

Impulse Enterprise (“Impulse”)	December 31, 2007	100%	San Diego, CA	$16.8 million for its	Asset	$35.0
Manufactures underwater electrical interconnection systems for harsh environments.				fiscal year ended December 31, 2006

Storm Products Co. (“Storm”)	December 31, 2007	100%	Dallas, TX	$45.7 million for its	Stock	47.7
Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.
			Woodridge, IL	fiscal year ended March 31, 2007

SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”)	January 31, 2008	100%	Watford, United Kingdom	£12.0 million for its fiscal year ended	Stock	54.8
Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.				March 31, 2007

Judson Technologies, LLC (“Judson”)	February 1, 2008	100%	Montgomeryville,	$13.8 million for its	Asset	27.0
Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.
			PA	fiscal year ended December 31, 2006

Webb Research Corp. (“Webb”)	July 7, 2008	100%	East Falmouth,	$12.2 million for its	Asset	24.3
Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.			MA	fiscal year ended December 31, 2007

Defense business of Filtronic PLC (“Filtronic”)	August 15, 2008	100%	Shipley, United	£14.5 million for its	Stock	24.1
Provides customized microwave subassemblies and integrated subsystems to the global defense industry.			Kingdom	fiscal year ended May 31, 2008

Cormon Limited and Cormon Technology Limited (“Cormon”)	October 16, 2008	100%	Lancing, United Kingdom	£6.8 million for its fiscal year ended	Stock	20.9
Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.				March 31, 2008

			Primary	Pre-acquisition	Transaction	Purchase
Name and Description(1)	Date Acquired	Ownership	Location(s)	Sales Volume	Type	Price (2)(3)
						(In millions)

Odom Hydrographic Systems, Inc. (“Odom”)	December 19, 2008	100%	Baton Rouge, LA	$10.9 million for its	Stock	7.0
Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.				fiscal year ended September 30, 2008

Demo Systems LLC (“Demo”)	December 24, 2008	100%	Moorpark, CA	$7.3 million for its	Asset	5.3
Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.				fiscal year ended December 31, 2007

1)	Each of the acquisitions is part of the Instrumentation segment except the Optimum, Intelek, Storm, Judson, Filtronic and Demo acquisitions. Storm, Filtronic and Demo are part of the Aerospace and Defense Electronics segment. Intelek is part of the Aerospace and Defense Electronics segment, except for the CML division of Intelek which is part of the Engineered Systems segment. Optimum and Judson are part of the Digital Imaging segment.

2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including certain acquisition transaction costs, paid as of January 2, 2011.

3)	In 2010, we acquired a 16.3% interest in Optical Alchemy, Inc. (“Optical Alchemy”), a designer and manufacturer of ultra-light electro optical gimbal system for $4.6 million. In the fourth quarter of 2010, we made an additional $3.0 million non-voting preferred stock investment in Optical Alchemy. Also in 2010, we made a scheduled payment for a prior acquisition of $0.3 million. In 2009, we made scheduled payments of $0.5 million related to two prior acquisitions, and received a purchase price adjustment of $0.3 million for the Cormon acquisition. In 2009, we also purchased the remaining minority ownership in ODI for $25.5 million and we purchased the assets of a marine sensor product line for a payment of $1.4 million. In 2008, we purchased an additional minority ownership in ODI for $38.5 million and made a scheduled payment of $0.3 million related to a prior acquisition.

Financial Highlights

Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2010 contained 52 weeks, fiscal year 2009 contained 53 weeks and fiscal year 2008 contained 52 weeks. The following is our financial information for 2010, 2009 and 2008 (in millions, except per-share amounts):

	2010	2009	2008

Sales	$1,644.2	$1,652.1	$1,722.0
Costs and Expenses
Cost of sales	1,148.1	1,177.3	1,205.9
Selling, general and administrative expenses	317.6	303.4	317.5

Total costs and expenses	1,465.7	1,480.7	1,523.4

Income before other income and expense and income taxes	178.5	171.4	198.6
Interest and debt expense, net	(6.5)	(4.8)	(10.9)
Other income (expense), net	1.6	(0.2)	0.3

Income from continuing operations before income taxes	173.6	166.4	188.0
Provision for income taxes(a)	53.6	50.0	69.1

Net income from continuing operations before noncontrolling interest	120.0	116.4	118.9
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	(5.3)

Net income before noncontrolling interest	120.6	113.8	113.6
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	(2.3)

Net income attributable to Teledyne Technologies	$120.5	$113.3	$111.3

Net income from continuing operations before noncontrolling interest	$120.0	$116.4	$118.9
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	(2.3)

Net income from continuing operations	119.9	115.9	116.6
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	(5.3)

Net income attributable to Teledyne Technologies	$120.5	$113.3	$111.3

Basic earnings per common share
- Continuing operations	$3.31	$3.22	$3.29
- Discontinued operations	0.02	(0.07)	(0.15)

Basic earnings per common share	$3.33	$3.15	$3.14

Diluted earnings per common share
- Continuing operations	$3.25	$3.17	$3.20
- Discontinued operations	0.02	(0.07)	(0.15)

Diluted earnings per common share	$3.27	$3.10	$3.05

(a)	Fiscal years 2010, 2009 and 2008 include net tax credits of $12.5 million, $15.0 million and $3.3 million, respectively, primarily from research and development tax credits.

Our businesses are divided into four business segments; namely, Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective contributions to our total sales in 2010, 2009 and 2008 are summarized in the following table:

	Percentage of Sales
Segment	2010	2009	2008

Instrumentation	35%	32%	32%
Digital Imaging	8%	8%	8%
Aerospace and Defense Electronics	37%	35%	35%
Engineered Systems	20%	25%	25%

	100%	100%	100%

Results of Operations

2010 Compared with 2009

			%
Sales	2010	2009	Change
	(In millions)

Instrumentation	$573.2	$538.4	6.5%
Digital Imaging	122.5	127.3	(3.8)%
Aerospace and Defense Electronics	614.7	579.2	6.1%
Engineered Systems	333.8	407.2	(18.0)%

Total sales	$1,644.2	$1,652.1	(0.5)%

			%
Operating Profit and Other Segment Income	2010	2009	Change
	(In millions)

Instrumentation	$113.9	$95.5	19.3%
Digital Imaging	5.2	11.8	(55.9)%
Aerospace and Defense Electronics	57.8	60.1	(3.8)%
Engineered Systems	30.4	31.3	(2.9)%

Segment operating profit and other segment income	207.3	198.7	4.3%
Corporate expense	(28.8)	(27.3)	5.5%
Interest and debt expense, net	(6.5)	(4.8)	35.4%
Other income (expense), net	1.6	(0.2)	*

Income from continuing operations before income taxes	173.6	166.4	4.3%
Provision for income taxes(a)	53.6	50.0	7.2%

Net income from continuing operations before noncontrolling interest	120.0	116.4	3.1%
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	*

Net income before noncontrolling interest	120.6	113.8	6.0%
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	*

Net income attributable to Teledyne Technologies	$120.5	$113.3	6.4%

*	not meaningful

(a)	Fiscal years 2010 and 2009 include net tax credits of $12.5 million and $15.0 million, respectively, primarily from research and development tax credits.

We reported 2010 sales of $1,644.2 million, compared with sales of $1,652.1 million for 2009, a slight decrease of 0.5%. Net income attributable to Teledyne Technologies was $120.5 million ($3.27 per diluted share) for 2010, compared with $113.3 million ($3.10 per diluted share) for 2009, an increase of 6.4%. Net income attributable to Teledyne Technologies excluding discontinued operations was $119.9 million ($3.25 per diluted share) for 2010, compared with $115.9 million ($3.17 per diluted share) for 2009, an increase of 3.4%.

The decrease in sales in 2010, compared with 2009, reflected lower sales in the Engineered Systems segment and the Digital Imaging segment, partially offset by higher sales in both the Instrumentation segment and in the Aerospace and Defense Electronics segment. The decrease in the Engineered Systems segment reflected lower sales of missile defense engineering services, lower sales from NASA programs, lower sales of gas centrifuge service modules and lower sales related to the Joint Air-to-Surface Standoff Missile (“JASSM”) turbine engine program partially offset by sales of $6.3 million from a recent acquisition. Sales in the Instrumentation segment reflected higher sales of marine and environmental instrumentation products. Sales in the Aerospace and Defense Electronics segment reflected higher sales of microwave devices and interconnects, and included sales of $15.9 million from recent acquisitions. The incremental increase in revenue in 2010 from businesses acquired since 2009 (see “Recent Acquisitions” table) was $25.3 million.

The increase in segment operating profit and other segment income for 2010, compared with 2009, reflected higher operating profit in the Instrumentation segment, partially offset by lower operating profit in the Aerospace and Defense Electronics segment, the Engineered Systems segment and the Digital Imaging segment. The increase in operating profit in the Instrumentation segment was in line with higher sales. The decrease in operating profit in the Aerospace and Defense Electronics segment reflected charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit, partially offset by the impact of higher sales. The decrease in operating profit in the Engineered Systems segment reflected the impact of lower sales, partially offset by lower pension expense and higher margins. Operating profit included an incremental operating loss from our 2010 acquisitions of $5.1 million, which included acquisition expenses of $5.5 million and intangible amortization of $1.5 million.

Cost of sales in total dollars was lower in 2010, compared with 2009, and reflected the impact of lower pension expense and cost reductions, partially offset by the $8.2 million charge to correct inventory valuations. Cost of sales in 2010 included $0.8 million in LIFO expense, compared with $2.2 million of LIFO income in 2009. Cost of sales as a percentage of sales for 2010 was 69.8%, compared with 71.3% for 2009. The lower cost of sales percentage reflected the impact of cost reductions, product mix and lower pension expense, partially offset by the impact of the $8.2 million inventory write-down.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2010 compared with 2009. The $14.2 million increase was primarily due to higher general and administrative expense. The higher general and administrative expense included $6.7 million in acquisition and disposition related expenses, as well as $1.5 million in intangible asset amortization for recent acquisitions. Corporate administrative expense in 2010 was higher by $1.5 million compared with 2009 and reflected higher employee compensation expenses. For 2010, we recorded a total of $4.7 million in stock option expense, of which $1.7 million was recorded as corporate expense and $3.0 million was recorded in segment results. For 2009, we recorded a total of $5.2 million in stock option expense, of which $1.8 million was recorded as corporate expense and $3.4 million was recorded in segment results. Selling, general and administrative expenses for 2010, as a percentage of sales, increased to 19.3%, compared with 18.4% for 2009 and reflected the impact of acquisition related expenses.

Included in operating profit in 2010 was domestic pension expense of $4.8 million, of which $9.6 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts. Included in operating profit in 2009 was domestic pension expense of $21.4 million, of which $12.4 million was recoverable in accordance with CAS. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. These amounts do not include pension expense of $0.4 million in 2010 and $1.1 million in 2009 now included as part of discontinued operations. In addition to the above amounts, the Company recorded $0.1 million in pension expense for 2010 related to the foreign pension plan acquired as part of the Intelek acquisition.

The Company’s effective tax rate for 2010 was 30.9%, compared with 30.0% for 2009. Fiscal years 2010 and 2009 included net tax credits of $12.5 million and $15.0 million, respectively, primarily research and development tax credits. Excluding the net tax credits, the effective tax rates for 2010 and 2009, would have been 38.1% and 39.1%, respectively.

During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statutes of limitations could reduce unrecognized tax benefits by $2.4 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or because of the expiration of the statutes of limitations.

Sales under contracts with the U.S. Government were approximately 44% of sales in 2010 and 47% of sales in 2009. Sales to international customers represented approximately 29% of sales in 2010 and 26% of sales in 2009.

Total interest expense, including credit facility fees and other bank charges, was $6.9 million in 2010 and $5.1 million in 2009. Interest income was $0.4 million in 2010 and $0.3 million in 2009. The increase in interest expense in 2010 primarily reflected higher average interest rates, partially offset by lower outstanding debt levels.

Noncontrolling interest in subsidiaries’ earnings reflects the minority ownership interest in ODI in 2009 and Teledyne Energy Systems, Inc. in both 2010 and 2009. The lower amount in 2010 primarily reflects the decrease in minority ownership interest in ODI due to share purchases by Teledyne in 2009. In 2009, Teledyne purchased the remaining minority interest in ODI.

Other income and expense in 2010 and 2009 included sublease rental income and royalty income and deferred compensation expense. Other income in 2010 also includes an insurance benefit of $0.7 million.

2009 Compared with 2008

			%
Sales	2009	2008	Change
	(In millions)

Instrumentation	$538.4	$549.2	(2.0)%
Digital Imaging	127.3	137.4	(7.4)%
Aerospace and Defense Electronics	579.2	604.1	(4.1)%
Engineered Systems	407.2	431.3	(5.6)%

Total sales	$1,652.1	$1,722.0	(4.1)%

			%
Operating Profit and Other Segment Income	2009	2008	Change
	(In millions)

Instrumentation	$95.5	$102.9	(7.2)%
Digital Imaging	11.8	14.6	(19.2)%
Aerospace and Defense Electronics	60.1	68.7	(12.5)%
Engineered Systems	31.3	42.0	(25.5)%

Segment operating profit and other segment income	198.7	228.2	(12.9)%
Corporate expense	(27.3)	(29.6)	(7.8)%
Interest and debt expense, net	(4.8)	(10.9)	(56.0)%
Other income (expense), net	(0.2)	0.3	*

Income from continuing operations before income taxes	166.4	188.0	(11.5)%
Provision for income taxes(a)	50.0	69.1	(27.6)%

Net income from continuing operations before noncontrolling interest	116.4	118.9	(2.1)%
Income (loss) from discontinued operations, net of income taxes	(2.6)	(5.3)	(50.9)%

Net income before noncontrolling interest	113.8	113.6	0.2%
Less: net income attributable to noncontrolling interest	(0.5)	(2.3)	(78.3)%

Net income attributable to Teledyne Technologies	$113.3	$111.3	1.8%

*	not meaningful

(a)	Fiscal years 2009 and 2008 include net tax credits of $15.0 million and $3.3 million, respectively, primarily from research and development tax credits.

We reported 2009 sales of $1,652.1 million, compared with sales of $1,722.0 million for 2008, a decrease of 4.1%. Net income attributable to Teledyne Technologies was $113.3 million ($3.10 per diluted share) for 2009, compared with $111.3 million ($3.05 per diluted share) for 2008, an increase of 1.8%. Net income attributable to Teledyne Technologies excluding discontinued operations was $115.9 million ($3.17 per diluted share) for 2009, compared with $116.6 million ($3.20 per diluted share) for 2008, a decrease of 0.6%.

The decrease in sales in 2009, compared with 2008, reflected lower sales in each segment due to the general economic downturn in 2009. Sales in both the Instrumentation segment and in the Aerospace and Defense Electronics segment included the impact of acquisitions made in fiscal 2008. The incremental increase in revenue in 2009 from businesses acquired since 2008 (see “Recent Acquisitions” table) in the

Instrumentation segment and in the Aerospace and Defense Electronics segment was $24.2 million and $16.1 million, respectively.

Operating profit and other segment income was lower in each segment. The decrease in segment operating profit and other segment income for 2009, compared with 2008, reflected the impact of lower sales due to the general economic downturn in 2009. Operating profit in both the Instrumentation segment and in the Aerospace and Defense Electronics segment included incremental operating profit from acquisitions and related synergies of $1.2 million and $0.1 million, respectively.

Cost of sales in total dollars was lower in 2009, compared with 2008, primarily due to lower sales. Cost of sales in 2009 included $2.2 million in LIFO income, compared with $0.1 million in LIFO expense in 2008. Cost of sales as a percentage of sales for 2009 was 71.3%, compared with 70.0% for 2008. The higher cost of sales percentage reflected the impact of lower sales and increased pension expense, partially offset by cost reductions made throughout the year.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were lower in 2009 compared with 2008. This $14.1 million decrease was primarily due to lower sales, lower acquired intangible asset amortization of $3.5 million, lower corporate administrative expense and lower stock option expense. Corporate administrative expense in 2009 was lower by $2.3 million compared with 2008 and reflected reduced employee compensation and professional fee expenses. For 2009, we recorded a total of $5.2 million in stock option expense, of which $1.8 million was recorded as corporate expense and $3.4 million was recorded in segment results. For 2008, we recorded a total of $7.2 million in stock option expense, of which $2.5 million was recorded as corporate expense and $4.7 million was recorded in segment results. Selling, general and administrative expenses for 2009, as a percentage of sales, were 18.4% for both 2009 and 2008.

Included in operating profit in 2009 was pension expense of $21.4 million, of which $12.4 million was recoverable in accordance with CAS from certain government contracts. Included in operating profit in 2008 was pension expense of $9.0 million, of which $9.8 million was recoverable in accordance with CAS. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. These amounts do not include pension expense of $1.1 million in 2009 and $0.6 million in 2008 now included as part of discontinued operations.

The Company’s effective tax rate for 2009 was 30.0%, compared with 36.8% for 2008. Fiscal years 2009 and 2008 included net tax credits of $15.0 million and $3.3 million, respectively, primarily research and development tax credits. Excluding the net tax credits, the effective tax rates for 2009 and 2008, would have been 39.1% and 38.5%, respectively.

Sales under contracts with the U.S. Government were approximately 47% of sales in 2009 and 44% of sales in 2008. Sales to international customers represented approximately 26% of sales in 2009 and 24% of sales in 2008.

Total interest expense, including credit facility fees and other bank charges, was $5.1 million in 2009 and $11.7 million in 2008. Interest income was $0.3 million in 2009 and $0.8 million in 2008. The decrease in interest expense in 2009 primarily reflected lower average interest rates.

Noncontrolling interest in subsidiaries’ earnings reflects the minority ownership interest in ODI and Teledyne Energy Systems, Inc. The lower amount in 2009 primarily reflects the decrease in minority ownership interest in ODI due to share purchases by Teledyne in 2009. In 2009, Teledyne purchased the remaining minority interest in ODI.

Other income and expense in 2009 and 2008 included sublease rental income and royalty income and deferred compensation expense.

Segments

The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements. Such discussion also reflects the classification of our former Aerospace Engines and Components segment as a discontinued operation.

Instrumentation

	2010	2009	2008
	(Dollars in millions)

Sales	$573.2	$538.4	$549.2
Operating profit	$113.9	$95.5	$102.9
Operating profit % of sales	19.9%	17.7%	18.7%
International sales % of sales	52.3%	52.1%	45.6%
Governmental sales % of sales	6.2%	6.8%	4.5%
Capital expenditures	$6.4	$16.1	$12.5

Our Instrumentation segment provides monitoring and control instrumentation for marine, environmental, scientific, industrial and defense applications and harsh environment interconnect products.

2010 compared with 2009

Our Instrumentation segment sales were $573.2 million in 2010, compared with sales of $538.4 million in 2009, an increase of 6.5%. Operating profit was $113.9 million in 2010, compared with $95.5 million in 2009, an increase of 19.3%.

The 2010 sales increase resulted primarily from higher sales of marine and environmental instrumentation products. The higher sales of $18.3 million for marine instrumentation included improved sales of geophysical sensors for the energy exploration market. The higher sales of $16.5 million for environmental instrumentation reflected improved sales for most product offerings. The increase in operating profit reflected the impact of higher sales, cost reductions, lower pension expense and product mix differences. Operating profit included pension expense of $1.3 million for 2010, compared with $1.0 million for 2009.

Segment operating profit included $1.0 million of stock option compensation expense in 2010 compared with $1.1 million of stock option compensation expense in 2009. Segment operating profit in 2010 also reflected LIFO expense of $0.2 million compared with LIFO income of $0.5 million in 2009.

2009 compared with 2008

Our Instrumentation segment sales were $538.4 million in 2009, compared with sales of $549.2 million in 2008, a decrease of 2.0%. Operating profit was $95.5 million in 2009, compared with $102.9 million in 2008, a decrease of 7.2%.

The 2009 sales decrease resulted primarily from lower organic sales, partially offset by acquisitions. The lower sales of $25.0 million for environmental instrumentation reflected reduced sales across most product offerings. The higher sales of $14.2 million for marine instrumentation reflected the incremental revenue from acquisitions, partially offset by reduced sales of geophysical sensors for the marine exploration market. The incremental increase in revenue from acquisitions for 2009, compared with 2008, was $24.2 million. In 2009, operating profit, including synergies, included $1.2 million due to the incremental impact of acquisitions acquired since the end of fiscal year 2007.

Segment operating profit was negatively impacted by the decrease in revenue and higher pension expense. Pension expense was $1.0 million in 2009, compared with $0.6 million in 2008. Segment operating profit included $1.1 million of stock option compensation expense in 2009 compared with $1.5 million of stock option compensation expense in 2008. Segment operating profit in 2009 also reflected LIFO income of $0.5 million compared LIFO expense of $0.2 million in 2008.

Digital Imaging

	2010	2009	2008
	(Dollars in millions)

Sales	$122.5	$127.3	$137.4
Operating profit	$5.2	$11.8	$14.6
Operating profit % of sales	4.2%	9.3%	10.6%
International sales % of sales	7.1%	4.9%	7.9%
Governmental sales % of sales	76.2%	75.9%	65.5%
Capital expenditures	$11.3	$5.7	$7.1

Our Digital Imaging segment includes our sponsored and centralized research businesses for a range of new technologies benefiting government programs and our businesses, as well as major development and production efforts for innovative digital imaging products for government and space applications. It also includes infrared detectors, cameras and optomechanical assemblies.

2010 compared with 2009

Our Digital Imaging segment sales were $122.5 million in 2010, compared with sales of $127.3 million in 2009, a decrease of 3.8%. Operating profit was $5.2 million in 2010, compared with $11.8 million in 2009, a decrease of 55.9%.

The 2010 sales decrease reflected lower licensing sales and lower government subcontract sales, partially offset by $2.9 million in sales from the Optimum acquisition. The decrease in operating profit reflected the impact of lower sales, as well as, acquisition expenses of $1.5 million related to the 2011 DALSA acquisition.

2009 compared with 2008

Our Digital Imaging segment sales were $127.3 million in 2009, compared with sales of $137.4 million in 2008, a decrease of 7.4%. Operating profit was $11.8 million in 2009, compared with $14.6 million in 2008, a decrease of 19.2%.

The 2009 sales decrease resulted primarily from lower sales of contract research and development work. The decrease in operating profit reflected the impact of lower sales, as well as product mix.

Aerospace and Defense Electronics

	2010	2009	2008
	(Dollars in millions)

Sales	$614.7	$579.2	$604.1
Operating profit	$57.8	$60.1	$68.7
Operating profit % of sales	9.4%	10.4%	11.4%
International sales % of sales	22.3%	21.7%	21.3%
Governmental sales % of sales	49.2%	49.5%	44.9%
Capital expenditures	$9.7	$8.4	$14.5

Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.

2010 compared with 2009

Our Aerospace and Defense Electronics segment sales were $614.7 million in 2010, compared with sales of $579.2 million in 2009, an increase of 6.1%. Operating profit was $57.8 million in 2010, compared with $60.1 million in 2009, a decrease of 3.8%.

The 2010 sales increase of $35.5 million resulted primarily from higher sales of microwave devices and interconnects, as well as increased sales of avionics and electronic relays, partially offset by reduced manufacturing services in defense electronics. The increased sales also included sales of $15.9 million from recent acquisitions. Commercial aerospace sales increased slightly. The decrease in operating profit reflected the charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit and acquisition related charges of $3.8 million, partially offset by higher sales, cost reductions, lower pension expense and product mix. The incremental operating loss included in the results for 2010 from businesses acquired in 2010 was $3.6 million and included charges of $3.8 million, related to acquisition activity, as well as, intangible asset amortization. Operating profit included pension expense of $1.7 million for 2010, compared with $8.2 million for 2009. Pension expense allocated to contracts pursuant to CAS was $2.5 million for 2010, compared with $2.4 million for 2009.

Segment operating profit included $1.1 million of stock option compensation expense in 2010 compared with $1.2 million of stock option compensation expense in 2009. Segment operating profit in 2010 also reflected LIFO expense of $0.4 million compared with LIFO income of $1.7 million in 2009.

2009 compared with 2008

Our Aerospace and Defense Electronics segment sales were $579.2 million in 2009, compared with sales of $604.1 million in 2008, a decrease of 4.1%. Operating profit was $60.1 million in 2009, compared with $68.7 million in 2008, a decrease of 12.5%.

The 2009 sales decrease of $24.9 million primarily reflected lower sales of avionics, electronic relays and microwave products, partially offset by $16.1 million in revenue from acquisitions. Sales of interconnect systems also decreased slightly. In 2009, operating profit, including synergies, included $0.1 million due to the incremental impact of acquisitions. Segment operating profit was negatively impacted by the decrease in revenue and higher pension expense. Pension expense was $8.2 million in 2009, compared with $2.9 million in 2008. Pension expense allocated to contracts pursuant to CAS was $2.4 million in 2009, compared with $1.9 million for 2008.

Segment operating profit included $1.2 million of stock option compensation expense in 2009 compared with $1.7 million of stock option compensation expense in 2008. Segment operating profit in 2009 also reflected LIFO income of $1.7 million compared with LIFO income of $0.7 million in 2008.

Engineered Systems

	2010	2009	2008
	(Dollars in millions)

Sales	$333.8	$407.2	$431.3
Operating profit	$30.4	$31.3	$42.0
Operating profit % of sales	9.1%	7.7%	9.7%
International sales % of sales	7.6%	3.8%	6.8%
Governmental sales % of sales	88.7%	87.9%	85.4%
Capital expenditures	$3.6	$3.4	$4.0

Our Engineered Systems segment, principally through Teledyne Brown Engineering, Inc., provides innovative systems engineering and integration, advanced technology application, software development, and manufacturing solutions to space, military, environmental, energy, chemical, biological and nuclear systems and missile defense requirements. This segment also designs and manufactures hydrogen gas generators, thermoelectric and fuel-cell based power sources and small turbine engines.

2010 compared with 2009

Our Engineered Systems segment sales were $333.8 million in 2010, compared with sales of $407.2 million in 2009, a decrease of 18.0%. Operating profit was $30.4 million in 2010, compared with $31.3 million in 2009, a decrease of 2.9%.

Sales for 2010, compared with 2009, primarily reflected lower revenue from engineered products and services, as well as turbine engine programs. Sales of engineered products and services declined $67.0 million as a result of lower sales of missile defense engineering services, NASA programs and gas centrifuge service modules, partially offset by $6.3 million in sales from the acquisition of the CML division of Intelek. The revenue decline of $11.5 million in turbine engine programs reflected lower sales of turbine engines for the JASSM program. Fiscal year 2010 included higher sales of $5.1 million of commercial and government energy systems. Operating profit for 2010 reflected the impact of lower revenue and disposition related costs of $1.2 million related to the reduction of organizational conflict of interest business activity, partially offset by lower pension expense and higher margins related to the JASSM program.

Segment operating profit included pension expense of $1.6 million in 2010, compared with $12.0 million in 2009. Pension expense allocated to contracts pursuant to CAS was $7.1 million in 2010, compared with $10.0 million in 2009.

In 2011, we do not expect our Engineered Systems segment to experience a contraction similar to 2010. While missile defense engineering services and NASA programs are expected to decline, sales of gas centrifuge service modules, JASSM turbine engines and other manufacturing programs are expected to increase.

2009 compared with 2008

Our Engineered Systems segment sales were $407.2 million in 2009, compared with sales of $431.3 million in 2008, a decrease of 5.6%. Operating profit was $31.3 million in 2009, compared with $42.0 million in 2008, a decrease of 25.5%.

Sales for 2009, compared with 2008, primarily reflected lower revenue from engineered products and services as well as reduced sales of energy systems. Sales of engineered products and services declined $14.3 million primarily as a result of lower sales from missile defense engineering services and NASA programs. The revenue decline of $6.5 million for energy systems reflected lower commercial hydrogen generators, partially offset by increased sales of power systems for government applications. The revenue decline of $3.3 million related to turbine engines, reflected lower research and development sales. Operating profit for 2009 reflected the impact of lower revenue and higher pension expense.

Segment operating profit included pension expense of $12.0 million in 2009, compared with $5.3 million in 2008. Pension expense allocated to contracts pursuant to CAS was $10.0 million in 2009, compared with $7.9 million in 2008. Operating profit in 2009 reflected a $1.0 million product replacement reserve for commercial hydrogen generators. Operating profit in 2008 was favorably impacted by $1.3 million for environmental reserves no longer needed due to a final settlement.

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements

Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions, debt service requirements and acquisitions, including the acquisition of DALSA. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2011. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Revolving Credit Agreement and Senior Notes

Teledyne’s amended and restated credit facility had lender commitments totaling $590.0 million and was set to expire on July 14, 2011. Excluding interest and fees, no payments were due under the amended and restated credit facility until it matured. On February 25, 2011, we refinanced the $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. As of February 25, 2011, we had $273.0 million outstanding on the new facility. The new facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

On September 15, 2010, taking advantage of favorable long-term borrowing rates, the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The notes consist of $75.0 million of 4.04% Senior Notes due September 15, 2015, $100.0 million of 4.74% Senior Notes due September 15, 2017 and $75.0 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s then existing $590.0 million credit facility.

The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 2, 2011, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below. At January 2, 2011, the required financial covenant ratios and the actual ratios were as follows:

$590.0 million Credit Facility expires July 2011 — Terminated February 25, 2011

Financial Covenant	Required Covenant	Actual Covenant

Consolidated Net Worth(1)	No less than $459.5M	$787.0M
Consolidated Leverage Ratio (Debt/EBITDA)(2)	No more than 3.0 to 1	1.2 to 1
Consolidated Interest Coverage Ratio(EBIT/Interest)(3)	No less than 3.0 to 1	28.7 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Required Covenant	Actual Covenant

Consolidated Leverage Ratio (Net Debt/EBITDA)(4)	No more than 3.25 to 1	0.9 to 1
Consolidated Interest Coverage Ratio(EBITDA/Interest)(5)	No less than 3.0 to 1	36.7 to 1

$550.0 million Credit Facility expires February 2016 (if it had been in effect)

Financial Covenant	Required Covenant	Actual Covenant

Consolidated Leverage Ratio (Net Debt/EBITDA)(4)	No more than 3.25 to 1	1.0 to 1
Consolidated Interest Coverage Ratio(EBITDA/Interest)(5)	No less than 3.0 to 1	36.7 to 1

1)	The Actual Covenant is equal to the Consolidated Stockholders’ Equity for the Quarter Ended. The Required Covenant is equal to $240 million plus 50% of Cumulative Consolidated Net Income as defined in our credit agreement for each quarter ending after April 2, 2006 plus 75% of the amount of Equity Issuances after the Closing Date as defined in our credit agreement.

2)	The Consolidated Leverage Ratio is equal to Debt/Earnings before Interest Taxes and Depreciation and Amortization (“EBITDA”) as defined in our credit agreement.

3)	The Consolidated Interest Coverage Ratio is equal to Earnings before Interest Taxes (“EBIT”)/Interest as defined in our credit agreement.

4)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement.

5)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.

Available capacity under the, now terminated, $590.0 million credit facility was $589.3 million at January 2, 2011. The maximum amount that could be borrowed under our credit facility as of January 2, 2011 while still remaining in compliance with our consolidated leverage ratio covenant was $423.2 million.

In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contract as of the termination date were deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the borrowings beginning September 15, 2010. As of January 2, 2011, the remaining unamortized loss of $0.6 million was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 2, 2011. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production, and are not long-term in nature (in millions):

						2016 and
	2011	2012	2013	2014	2015	beyond	Total

Long-term debt obligations	$—	$—	$—	$—	$75.0	$175.0	$250.0
Interest expense(a)	11.7	11.7	11.7	11.7	11.0	31.2	89.0
Operating lease obligations	15.0	14.7	12.6	11.5	9.5	22.7	86.0
Capital lease obligations(b)	2.4	2.2	2.1	2.0	2.0	11.8	22.5
Purchase obligations(c)	61.4	4.3	0.9	0.1	—	0.2	66.9

Total	$90.5	$32.9	$27.3	$25.3	$97.5	$240.9	$514.4

(a)	Interest expense related to the amended and restated credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2010 and is assumed to be paid at the end of each quarter with the final payment in July 2011 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

At January 2, 2011, we are not required to make any cash contributions to the domestic qualified pension plan for 2011. Teledyne expects to make a voluntary pretax contribution to its domestic qualified pension plan of approximately $37.0 million in the first quarter of 2011 and expects to make an additional $32.0 million pretax contribution provided the sale of the former Aerospace Engines and Components segment is completed. Teledyne has no required or scheduled contributions to its foreign pension plan for 2011. Based on current assumptions and expected contributions to be made in 2011, we would not have a minimum qualified pension plan funding requirement, as set forth by ERISA, in 2012. Our minimum funding requirements after 2010 are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2011 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements.

Operating Activities

In 2010, net cash provided by operating activities from continuing operations was $127.1 million, compared with $160.4 million in 2009 and $120.2 million in 2008.

The lower net cash provided for 2010, compared with 2009, reflected higher income tax payments of $49.2 million, higher deferred accounts receivable and higher accounts receivable due to timing of sales, partially offset by lower pretax pension contributions of $71.9 million.

The higher net cash provided for 2009, compared with 2008, reflected lower income tax payments of $34.2 million, the incremental cash contribution from acquisitions made in 2008 and improved working capital management, partially offset by higher pretax pension contributions of $58.3 million.

Free cash flow (cash from operating activities from continuing operations less capital expenditures) was $124.2 million, compared with $198.0 million in 2009 and $117.7 million in 2008.

	Total	Total	Total
	Year	Year	Year
Free Cash Flow(a)	2010	2009	2008
	(In millions,
	brackets indicate use of funds)

Cash provided by operating activities, continuing operations	$127.1	$160.4	$120.2
Capital expenditures for property, plant and equipment	(31.0)	(33.5)	(38.2)

Free cash flow	96.1	126.9	82.0
Pension contributions, net of tax(b)	28.1	71.1	35.7

Adjusted free cash flow	$124.2	$198.0	$117.7

(a)	We define free cash flow as cash provided by operating activities from continuing operations (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing our ability to generate cash flow, including the impact of voluntary and required pension contributions.

(b)	All pension cash contributions were voluntary.

Working Capital

Working capital increased to $306.8 million at year-end 2010, compared with $242.5 million at year-end 2009. The increase in working capital reflected the higher cash balances and higher accounts receivables. The higher cash balance reflects unused cash proceeds from the private placement of debt in September 2010. The higher accounts receivables balance reflects higher deferred accounts receivable and timing of sales.

Balance Sheet Changes

The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2010	2009

Cash and cash equivalents	$75.1	$26.1
Accounts receivable, net	$254.8	$228.7
Long-term deferred income taxes, net	$—	$17.6
Goodwill	$546.3	$501.5
Acquired intangible assets, net	$113.9	$109.6
Long-term debt and capital lease obligations, net of current portion	$265.3	$251.6
Accrued pension obligation — long term	$62.1	$79.8

The higher cash balance reflects unused cash proceeds from the private placement of debt in September 2010. The higher balance in accounts receivable reflected higher deferred accounts receivable and timing of sales. The decrease in long-term deferred income taxes was primarily due to the pension contributions in 2010. The increase in goodwill reflected current year acquisitions. The increase in acquired intangible assets primarily reflected current year acquisitions, partially offset by amortization. The increase in long-term debt and capital lease obligations primarily reflected issuance of $250.0 million of private placement debt, partially offset by cash used for acquisitions and the repayment of the amended and restated credit facility. The accrued pension obligation decreased primarily as a result of pension contributions, and a decrease in the unfunded pension liability in 2010 due to the increase in pension assets during the year resulting from positive market returns, partially offset by the inclusion of the Intelek defined benefit pension plan that the Company assumed responsibility for in connection with the acquisition of Intelek.

Investing Activities

Net cash used in investing activities included capital expenditures as presented below (in millions):

Capital Expenditures

	2010	2009	2008

Instrumentation	$6.4	$16.1	$12.5
Digital Imaging	11.3	5.7	7.1
Aerospace and Defense Electronics	9.7	8.4	14.5
Engineered Systems	3.6	3.3	4.0
Corporate	—	—	0.1

	$31.0	$33.5	$38.2

During 2011 we plan to invest approximately $50.0 million to $55.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at January 2, 2011, for capital expenditures were approximately $5.6 million.

Investing activities from continuing operations used cash for acquisitions of $67.9 million, $27.1 million and $284.9 million, in fiscal 2010, 2009 and 2008, respectively (see “Recent Acquisitions” table). We received $0.4 million in 2008 from the sale of assets.

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

In all acquisitions, the results of operations and cash flows are included in our consolidated financial statements form the date of each respective acquisition. Each of the acquisitions is part of the Instrumentation segment except the Optimum, Intelek, Storm, Filtronic, Judson and Demo acquisitions. Storm, Filtronic and Demo are part of the Aerospace and Defense Electronics segment. Intelek is part of the Aerospace and Defense Electronics segment, except for the CML division of Intelek which is part of the Engineered Systems segment. Optimum and Judson are part of the Digital Imaging segment.

The following table shows the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2010 and 2008 (in millions):

	Fiscal Year 2010
				Acquired
		Purchase	Goodwill	Intangible
Acquisition Date	Name	Price(a)	Acquired	Assets

June 7, 2010	Optimum	$5.7	$4.3	$1.9
July 26, 2010	Intelek	43.5	34.0	15.3
September 20, 2010	Gavia	10.8	8.1	2.3

		$60.0	$46.4	$19.5

(a)	includes transaction costs that are expensed under current accounting guidance.

	Fiscal Year 2008
				Acquired
		Purchase	Goodwill	Intangible
Acquisition Date	Name	Price(a)	Acquired	Assets

December 31, 2007	Impulse	$35.0	$15.3	$16.2
December 31, 2007	Storm	47.7	31.4	10.0
January 31, 2008	TSS	54.8	28.6	23.0
February 1, 2008	Judson	27.0	13.9	7.9
July 7, 2008	Webb	24.3	13.6	8.1
August 15, 2008	Filtronic	24.1	9.8	2.8
October 16, 2008	Cormon	20.9	11.9	8.3
December 19, 2008	Odom	7.0	4.5	2.3
December 24, 2008	Demo	5.3	4.0	1.0

		$246.1	$133.0	$79.6

(a)	includes transaction costs that were capitalized as part of the purchase price.

Except for the Gavia, Storm and Demo acquisitions, goodwill resulting from the acquisitions made in fiscal 2010 and 2008 will be deductible for tax purposes.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in fiscal 2010 and 2008 (in millions):

	2010	2008

Current assets, excluding cash acquired	$18.4	$61.6
Property, plant and equipment	16.5	17.8
Goodwill	46.4	133.0
Intangible assets	19.5	79.6

Total assets acquired	100.8	292.0

Current liabilities, including short-term debt	18.8	34.1
Other long-term liabilities	25.0	11.8

Total liabilities assumed	43.8	45.9

Purchase price, net of cash acquired	$57.0	$246.1

Financing Activities

Cash provided by financing activities for 2010 reflected the $250.0 million proceeds from the issuance of Senior Notes and repayment of borrowings under our revolving credit agreement of $246.4 million. Cash used by financing activities for 2009 reflected net repayments of borrowings of $81.6 million, primarily under our revolving credit agreement. Cash provided by financing activities for 2008 reflected the net borrowings of $189.9 million. Fiscal years 2010, 2009 and 2008 all reflect proceeds from the exercise of stock options of $3.9 million, $1.1 million and $13.0 million, respectively. Fiscal years 2010, 2009 and 2008 included $1.5 million, $0.8 million and $10.3 million, respectively, in excess tax benefits related to stock-based compensation.

Teledyne’s amended and restated credit facility had lender commitments of $590.0 million and was set to expire in July 2011. At year-end 2010, we had $589.3 million of available committed credit under the credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Excluding interest and fees, no payments were due under the amended and restated credit facility until it matures. Borrowings under this credit facility were at variable rates which were, at our option, tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically had terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans had interest rates that primarily fluctuate with changes in the prime rate. Interest rates were also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The credit agreement also provided for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. As noted earlier, on February 25, 2011, we refinanced the $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. As of February 25, 2011, we had $273.0 million outstanding on the new facility.

On September 15, 2010 the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The notes consist of $75.0 million of 4.04% Senior Notes due September 15, 2015, $100.0 million of 4.74% Senior Notes due September 15, 2017 and $75.0 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s then existing $590.0 million credit facility.

The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. We also have a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $6.5 million solely for standby letters of credit. There were no outstanding funding advances under the uncommitted credit line at January 2, 2011. Total debt at year-end 2010 includes $250.0 million outstanding in Senior Notes. No amounts were outstanding under the now terminated $590.0 million credit facility at year-end 2010. The Company also has $17.3 million outstanding under capital leases, of which $2.0 million is current. At year-end 2010, Teledyne had $12.2 million in outstanding letters of credit.

In 2009, Teledyne repurchased 36,239 shares of Teledyne common stock for $0.8 million under this now-expired program. No shares were repurchased in 2010.

Pension and Postretirement Plans

As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit pension plan. The plan was closed to all union new hires as of February 20, 2007. Teledyne anticipates making pretax cash contributions of approximately $37.0 million to its domestic pension plan in 2011 before recovery from the U.S. Government and expects to make an additional pretax cash contribution of $32.0 million provided the sale of the former Aerospace Engines and Components segment is completed. In connection with the acquisition of Intelek, the Company assumed responsibility for a defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002.

Other Matters

Income Taxes

The Company’s effective tax rate for 2010 was 30.9%, compared with 30.0% for 2009 and 36.8% for 2008. Fiscal years 2010, 2009 and 2008 included net tax credits of $12.5 million, $15.0 million and $3.3 million, respectively, primarily research and development tax credits. Excluding these items the company’s effective tax rates for fiscal years 2010, 2009 and 2008 would have been 38.1%, 39.1% and 38.5%, respectively. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at January 2, 2011 will be realized.

Costs and Pricing

Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures

In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Except for the cash flow hedges, we have not entered into any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2010 or 2009. We had no derivative financial instruments outstanding at January 2, 2011. We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable. Also, our foreign risk management objectives are geared towards stabilizing cash flow from the effects of foreign currency fluctuations. Most of our sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes. Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. However, as of January 2, 2011, we had no outstanding indebtedness under our amended and restated credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. On February 25, 2011, we refinanced the $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. As of February 25, 2011 we had $273.0 million outstanding on the new facility.

Related Party Transactions

Our Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. On February 8, 2011, our Chairman notified The Bank of New York Mellon Corporation that he plans to retire as a director on April 12, 2011. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of our directors was a former chief executive officer of Mellon Financial Corporation. All transactions with The Bank of New York Mellon Corporation and its respective affiliates are effected under normal commercial terms, and we believe that our relationships with The Bank of New York Mellon Corporation and its respective affiliates are arms-length. The Bank of New York Mellon Corporation is one of 13 lenders under our prior $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation is one of 12 lenders under our new $550.0 million credit facility, having committed up to $45.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, serves as our transfer agent and registrar and also handles administration of our stock options. We engaged BNY Mellon Shareowner Services to help us solicit proxies in connection with our annual meetings.

Until its expiration in November 2009, BNY Mellon Shareowner Services was the rights agent under our Shareholder Rights Plan.

Environmental

We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $5.2 million at January 2, 2011 and $3.0 million at January 3, 2010. The increase from 2009 reflects environmental liabilities assumed in the Intelek acquisition. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period. See also our environmental risk factor disclosure beginning at page 34.

For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 44% of total sales in 2010, 47% of total sales in 2009 and 44% of total sales in 2008. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 34%, 36% and 32% of total sales for 2010, 2009 and 2008, respectively. See also our government contracts risks factor disclosure beginning at page 20.

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

Estimates and Reserves

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee dental and medical benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other Matters — Critical Accounting Policies”.

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 2, 2011 and January 3, 2010 (In millions):

Reserves and Valuation Accounts (a)

	2010	2009

Allowance for doubtful accounts	$2.9	$2.3
LIFO inventory reserves	$16.5	$15.7
Other inventory reserves	$27.2	$26.5
Workers’ compensation and general liability reserves(b)	$9.5	$10.0
Warranty reserves(b)	$13.0	$13.6
Environmental reserves(b)	$5.2	$3.0
Other accrued liability reserves(b)	$2.1	$2.2

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and other long-term liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2010	2009	2008

Balance at beginning of year	$13.6	$11.0	$8.2
Accruals for product warranties charged to expense	4.0	9.5	6.1
Cost of product warranty claims	(4.8)	(6.9)	(5.6)
Acquisitions	0.2	—	2.3

Balance at year-end	$13.0	$13.6	$11.0

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

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes in the current period the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. The Company follows the revenue recognition criteria under Accounting Standards Codification (“ASC”) 605-10-S99-1, Revenue Recognition. For our sales to the U.S. Government in 2010, 2009 and 2008, operating income as a percent of sales did not vary by more than 1.5%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 1.5% in 2010, the Company’s operating income would have changed by approximately $12.9 million.

Accounting for Pension Plans

The Company’s accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense is the expected return on plan assets, as well as the assumed discount rate on pension liabilities. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2011 for its domestic pension plan and 6.6% for its foreign pension plan. The assumed discount rate will be 5.9% in 2011 for its domestic pension plan and 5.4% for its foreign pension plan. The Company’s long-term expected return on pension assets used in 2010 was 8.25% and the assumed discount rate used in 2010 was 6.25% for its domestic pension plans. The Company’s long-term expected return on pension assets used in 2010 was 6.4% and the assumed discount rate used in 2010 was 5.6% for its foreign pension plan. The actual rate of return on pension assets was12.3% in 2010 and 12.5% in 2009 for its domestic pension plans. The actual rate of return on pension assets was 12.1% in 2010 for its foreign pension plan. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made pretax contributions of $37.0 million to its pension benefit plans in 2010 and currently anticipates making an pretax cash contribution of approximately $37.0 million to its pension benefit plans in 2011, before recovery from the U.S. Government and expects to make an additional pretax cash contribution of $32.0 million provided the sale of the former Aerospace Engines and Components segment is completed. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in the annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. At year-end 2010 the Company has a $168.0 million non-cash reduction to stockholders’ equity and a long-term additional liability of $276.6 million related to its pension plans. At year-end 2009, the Company had a $160.2 million non-cash reduction to stockholders’ equity and a long-term additional liability of $263.6 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2010 pension expense:

	0.25 Percentage	0.25 Percentage
	Point Increase	Point Decrease
	In millions

Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.1)	$2.2
Change in long-term rate of return on plan assets	$(1.8)	$1.8

See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Accounting for Business Combinations, Goodwill, Acquired Intangible Assets and Other Long-Lived Assets

The Company accounts for goodwill and purchased intangible assets under ASC 80. In all acquisitions, the results are included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.

Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We would test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on the annual impairment test completed in the fourth quarter of 2010, no impairment of goodwill or intangible assets with indefinite lives was indicated.

For goodwill impairment testing, the Company estimates the fair value of the reporting units, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to taken against net earnings.

As of January 2, 2011, the Company had 33 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $0.4 million to $63.2 million. The Company’s analysis in 2010 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units as of the fourth quarter of 2010, the annual testing date, ranged from approximately 20% to 1,600%.

Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10%

decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this sensitivity analysis, the Company did not identify any goodwill impairment charges.

The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. The estimated fair values significantly exceed the carrying value for each of the Company’s indefinite-lived intangible assets as of the fourth quarter of 2010, the annual testing date.

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

Our effective tax rates differ from the statutory rate primarily due to the tax impact of the prior year research and development tax credits, state taxes and tax audit settlements. The effective tax rate was 30.9%, 30.0% and 36.8% in fiscal 2010, 2009 and 2008, respectively.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2010		2009
	Unrecognized		Unrecognized
	Tax Benefits	Interest	Tax Benefits	Interest

Beginning of year	$25.2	$1.0	$36.8	$0.8
Increase (decrease) in prior year tax positions	(3.5)	0.7	(3.2)	0.4
Increase for tax positions taken during the current period	0.6	—	5.0	—
Reduction related to settlements with taxing authorities	(9.2)	(0.4)	(12.3)	—
Reduction related to lapse of the statue of limitations	(3.0)	(0.5)	(1.1)	(0.2)

End of year	$10.1	$0.8	$25.2	$1.0

We recognized interest related to unrecognized tax benefits of $0.9 million and $0.9 million within the provision for income taxes in our statements of operations for fiscal year 2010 and 2009, respectively.

As of January 2, 2011, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal and California income tax matters for all years through 2006. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2005.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $2.4 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

Accounting Pronouncements Adopted

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Safe Harbor Cautionary Statement Regarding Forward-Looking Data

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, taxes and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results: including disruptions in the global economy; changes in the insurance and credit markets; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; continued liquidity of our suppliers and customers (including commercial and aviation customers); availability of credit to our suppliers and customers; and a potential decrease in offshore oil production and exploration activity due to the April 2010 oil spill in the Gulf of Mexico. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, could negatively affect our businesses that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.

Global responses to terrorism and other perceived threats increase uncertainties associated with forward-looking statements about our businesses. Various responses to terrorism and perceived threats could realign government programs, and affect the composition, funding or timing of our programs. Changes in the policies of U.S. and foreign governments could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the Company participates, including anticipated reductions in the Company’s missile defense engineering services and NASA programs.

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

Anticipated benefits of the recent DALSA acquisition are subject to numerous risks and uncertainties, including Teledyne’s ability to integrate the acquired operations, retain customers and achieve operating synergies, the ability of DALSA to develop and market new products, the operating results of DALSA being lower than anticipated, and unexpected acquisition-related costs and expenses.

With the recently completed acquisition of DALSA and upon completion of the pending divestiture of our piston engines businesses, which is subject to closing conditions, the Company’s risk profile will change, and may differ materially from prior years.

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 18 of this Form 10-K under the caption “Risk Factors; Cautionary Statements as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is included in this Report at page 63 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages 76 through 117. See the “Index to Financial Statements and Related Information” at page 75.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls

Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 2, 2011, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 2, 2011, are effective at the reasonable assurance level.

Internal Controls

See Management Statement on page 76 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 77 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 2, 2011, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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
Patrick Neville, Vice President and Chief Information Officer
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

In addition to the information set forth under the caption “Executive Management” beginning at page 14 in Part I of this Report, the information required by this item is set forth in the 2011 Proxy Statement under the captions “Item 1 on Proxy Card — Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Report of the Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is set forth in the 2011 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans Information

Except for the table below, the information required by this item is set forth in the 2011 Proxy Statement under the caption “Stock Ownership Information.”

The following table summarizes information with respect to equity compensation plans as of January 2, 2011:

			Number of Securities
			Remaining Available
			for Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted- Average	Compensation Plans
	Exercise of	Exercise Price of	[excluding securities
	Outstanding Options,	Outstanding Options,	reflected in
	Warrants and Rights	Warrants or Rights	column
Plan Category	(a)	(b)	(a)]

Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	868,791	$34.83	—
1999 Non-Employee Director Stock Compensation Plan(1)	281,052	$20.47	—
2002 Stock Incentive Plan(1)	1,242,012	$29.73	—
2008 Incentive Plan	507,766	$40.93	778,363	(2)
Employee Stock Purchase Plan(3)	—	—	1,000,000
Equity compensation plans not approved security holders	—	—	—

Total	2,899,621	$32.32	1,778,363

(1)	The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders, and no additional awards under these plans may be made thereafter.

(2)	The amount includes: up to 56,582 shares of our common stock potentially issuable at January 2, 2011, for the third and final installment under our Performance Share Plan (PSP) for the 2006-2008 performance cycle. A total of 53,834 shares were issued on February 2, 2009 with respect to the first installment thereto and 44,751 shares were issued on February 3, 2010, with respect to the second installment thereto. The amount also includes: up to 104,810 shares of our common stock potentially issuable at January 2, 2011 under our

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

The information required by this item is set forth in the 2011 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is set forth in the 2011 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits and Financial Statement Schedules:

(1) Financial Statements

See the “Index to Financial Statements and Related Information” at page 75 of this Report, which is incorporated herein by reference.

(2) Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 117 of this Report, which is incorporated herein by reference.

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

REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 2, 2011. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2010 acquisitions of Intelek plc, Optimum Optical Systems, Inc. and Hafmynd ehf., which are included in the 2010 consolidated financial statements of the Company and constituted: $101.6 million and $61.5 million of total and net assets, respectively, as of January 2, 2011 and $25.3 million and $3.1 million of total revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of January 2, 2011, the Company’s internal controls over financial reporting were effective.

Ernst and Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of Teledyne Technologies’ internal control over financial reporting. Their report appears on page 77 of this Annual Report.

Date: March 3, 2011

/s/  Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: March 3, 2011

/s/  Dale A. Schnittjer
Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Teledyne Technologies Incorporated

We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisitions of Intelek plc, Optimum Optical Systems, Inc. and Hafmynd ehf., which are included in the 2010 consolidated financial statements of Teledyne Technologies Incorporated and constituted $101.6 million and $61.5 million of total and net assets, respectively, as of January 2, 2011 and $25.3 million and $3.1 million of total revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of Intelek plc, Optimum Optical Systems, Inc. and Hafmynd ehf.

In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011 of Teledyne Technologies Incorporated and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Los Angeles, California
March 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of January 2, 2011 and January 3, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at January 2, 2011 and January 3, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
March 3, 2011

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2010	2009	2008

Sales	$1,644.2	$1,652.1	$1,722.0
Costs and Expenses
Cost of sales	1,148.1	1,177.3	1,205.9
Selling, general and administrative expenses	317.6	303.4	317.5

Total costs and expenses	1,465.7	1,480.7	1,523.4

Income before other income and expense and income taxes	178.5	171.4	198.6
Interest and debt expense, net	(6.5)	(4.8)	(10.9)
Other income (expense), net	1.6	(0.2)	0.3

Income from continuing operations before income taxes	173.6	166.4	188.0
Provision for income taxes	53.6	50.0	69.1

Net income from continuing operations before noncontrolling interest	120.0	116.4	118.9
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	(5.3)

Net income before noncontrolling interest	120.6	113.8	113.6
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	(2.3)

Net income attributable to Teledyne Technologies	$120.5	$113.3	$111.3

Net income from continuing operations before noncontrolling interest	$120.0	$116.4	$118.9
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	(2.3)

Net income from continuing operations	119.9	115.9	116.6
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	(5.3)

Net income attributable to Teledyne Technologies	$120.5	$113.3	$111.3

Basic earnings per common share
— Continuing operations	$3.31	$3.22	$3.29
— Discontinued operations	0.02	(0.07)	(0.15)

Basic earnings per common share	$3.33	$3.15	$3.14

Diluted earnings per common share
— Continuing operations	$3.25	$3.17	$3.20
— Discontinued operations	0.02	(0.07)	(0.15)

Diluted earnings per common share	$3.27	$3.10	$3.05

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2010	2009

Assets
Cash and cash equivalents	$75.1	$26.1
Accounts receivable, net	254.8	228.7
Inventories, net	172.3	164.8
Deferred income taxes, net	28.4	26.2
Prepaid expenses and other current assets	42.3	32.6
Assets of discontinued operation held for sale	75.1	90.2

Total current assets	648.0	568.6
Property, plant and equipment, net	203.4	187.9
Deferred income taxes, net	—	17.6
Goodwill, net	546.3	501.5
Acquired intangibles, net	113.9	109.6
Other assets, net	46.2	36.3

Total Assets	$1,557.8	$1,421.5

Liabilities and Stockholders’ Equity
Accounts payable	$100.6	$96.7
Accrued liabilities	177.3	164.3
Liabilities of discontinued operation held for sale	61.3	64.5
Current portion of long-term debt and capital lease	2.0	0.5

Total current liabilities	341.2	326.0
Long-term debt and capital lease obligations	265.3	251.6
Accrued pension obligation	62.1	79.8
Accrued postretirement benefits	16.5	15.7
Other long-term liabilities	85.7	81.0

Total Liabilities	770.8	754.1
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares — none	—	—
Common stock, $0.01 par value; authorized 125 million shares;
Outstanding shares: 2010 — 36,363,372 and 2009 — 36,078,269	0.4	0.4
Additional paid-in capital	267.5	254.7
Retained earnings	703.7	583.2
Accumulated other comprehensive loss	(185.6)	(171.8)

Total Stockholders’ Equity	786.0	666.5
Noncontrolling interest	1.0	0.9

Total Equity	787.0	667.4

Total Liabilities and Stockholders’ Equity	$1,557.8	$1,421.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

						Total
						Teledyne
					Accumulated	Technologies
		Additional			Other	Incorporated
	Common	Paid-in	Treasury	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Capital	Stock	Earnings	Income (Loss)	Equity	Interest	Equity

Balance, December 30, 2007	$0.4	$206.9	$—	$359.9	$(61.2)	$506.0	$0.9	$506.9
Net income	—	—	—	111.3	—	111.3	2.3	113.6
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	—	(23.4)	(23.4)	—	(23.4)
Minimum benefit plan liability adjustment	—	—	—	—	(121.2)	(121.2)	—	(121.2)

Comprehensive loss	—	—	—	111.3	(144.6)	(33.3)	2.3	(31.0)
Reclassification to redeemable	—	—	—	—	—	—	(2.1)	(2.1)
noncontrollling interest
Stock option compensation expense	—	7.5	—	—	—	7.5	—	7.5
Exercise of stock options and other, net	—	25.6	—	—	—	25.6	—	25.6

Balance, December 28, 2008	0.4	240.0	—	471.2	(205.8)	505.8	1.1	506.9
Net income	—	—	—	113.3	—	113.3	0.5	113.8
Other comprehensive income, net of tax:
Foreign currency translation gains	—	—	—	—	3.4	3.4	—	3.4
Minimum benefit plan liability adjustment	—	—	—	—	30.6	30.6	—	30.6

Comprehensive income	—	—	—	113.3	34.0	147.3	0.5	147.8
Purchase of redeemable noncontrolling	—	4.7	—	(1.3)	—	3.4	(0.7)	2.7
interest
Treasury Stock-purchase	—	—	0.8	—		0.8	—	0.8
Treasury Stock-issuance	—	—	(0.8)	—		(0.8)	—	(0.8)
Stock option compensation expense	—	5.4	—	—	—	5.4	—	5.4
Exercise of stock options and other, net	—	4.6	—	—	—	4.6	—	4.6

Balance, January 3, 2010	0.4	254.7	—	583.2	(171.8)	666.5	0.9	667.4
Net income	—	—	—	120.5	—	120.5	0.1	120.6
Other comprehensive income, net of tax:
Interest rate swap position	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Foreign currency translation losses	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Minimum benefit plan liability adjustment	—	—	—	—	(9.5)	(9.5)	—	(9.5)

Comprehensive income	—	—	—	120.5	(13.8)	106.7	0.1	106.8
Stock option compensation expense	—	4.9	—	—	—	4.9	—	4.9
Exercise of stock options and other, net	—	7.9	—	—	—	7.9	—	7.9

Balance, January 2, 2011	$0.4	$267.5	$—	$703.7	$(185.6)	$786.0	$1.0	$787.0

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2010	2009	2008

Operating activities
Net income from continuing operations before non-controlling interest	$120.0	$116.4	$118.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	45.2	42.5	45.0
Deferred income taxes	17.1	59.5	(40.7)
Stock option expense	4.9	5.4	7.5
Noncontrolling interest	0.1	0.5	2.3
Excess income tax benefits from stock options	(1.5)	(0.8)	(10.3)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	(19.0)	38.1	(23.7)
Decrease (increase) in inventories	1.3	18.2	(4.3)
Decrease (increase) in prepaid expenses and other assets	3.9	4.4	(1.9)
Decrease (increase) in long-term assets	(2.5)	(6.4)	5.2
Decrease in accounts payable	(3.7)	(5.7)	(0.8)
Increase (decrease) in accrued liabilities	10.7	(10.1)	12.6
Decrease (increase) in current income taxes payable, net	(9.1)	5.3	(6.7)
Increase (decrease) in other long-term liabilities	(4.2)	10.2	(2.7)
Increase (decrease) in accrued postretirement benefits	0.8	(0.9)	(6.2)
Increase (decrease) in accrued pension obligation	(39.9)	(117.4)	32.4
Other operating, net	3.0	1.2	(6.4)

Net cash provided by operating activities from continuing operations	127.1	160.4	120.2
Net cash provided (used) by discontinued operations	14.7	(5.5)	0.2

Net cash provided by operating activities	141.8	154.9	120.4

Investing activities
Purchases of property, plant and equipment	(31.0)	(33.5)	(38.2)
Purchase of businesses and other investments, net of cash acquired	(67.9)	(27.1)	(284.9)
Proceeds from sale of assets	—	—	0.4

Net cash used by investing activities from continuing operations	(98.9)	(60.6)	(322.7)
Net cash used by discontinued operations	(2.3)	(8.1)	(3.9)

Net cash used by investing activities	(101.2)	(68.7)	(326.6)

Financing activities
Proceeds from issuance of Senior Notes	250.0	—	—
Net proceeds (payments) — long-term debt	(246.4)	(81.6)	189.9
Purchase of treasury stock	—	(0.8)	—
Issuance of treasury shares for stock options exercised	—	0.8	—
Tax benefit from stock options exercised	1.5	0.8	10.3
Issuance of cash flow hedges	(0.6)	—	—
Proceeds from exercise of stock options	3.9	0.3	13.0

Net cash provided (used) by financing activities	8.4	(80.5)	213.2

Increase in cash and cash equivalents	49.0	5.7	7.0
Cash and cash equivalents — beginning of year	26.1	20.4	13.4

Cash and cash equivalents — end of year	$75.1	$26.1	$20.4

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

Teledyne is a leading provider of sophisticated electronic components and subsystems, instrumentation and communications products, including defense electronics, digital imaging, monitoring and control instrumentation for marine, environmental and industrial applications, harsh environment interconnect products, data acquisition and communications equipment for air transport and business aircraft, and components and subsystems for wireless and satellite communications. We also provide engineered systems and information technology services for defense, space, environmental and nuclear applications and supply energy generation, energy storage and small propulsion products.

Teledyne serves niche market segments where performance, precision and reliability are critical. Teledyne’s customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines companies.

Teledyne consists of the Instrumentation segment with operations in the United States, United Kingdom, Iceland, Singapore, China, France and Brazil; the Digital Imaging segment with operations in the United States; the Aerospace and Defense segment with operations in the United States, United Kingdom, Mexico, Singapore, China and Australia; and the Engineered Systems segment with operations in the United States and the United Kingdom.

In December 2010, we entered into an agreement to sell our general aviation piston engines businesses, which comprised the former Aerospace Engines and Components segment. We have restated prior year financial data to classify this segment as a discontinued operation.

Note 2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2010 was a 52-week fiscal year and ended on January 2, 2011. Fiscal year 2009 was a 53-week fiscal year and ended on January 3, 2010. Fiscal year 2008 was a 52-week fiscal year and ended on December 28, 2008. References to the years 2010, 2009 and 2008 are intended to refer to the respective fiscal year unless otherwise noted.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee dental and medical benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

Revenue Recognition

Commercial sales and revenue from U.S. Government fixed-price type contracts generally are recorded as shipments are made, as services are rendered or in some cases, on a percentage-of-completion basis. Sales under cost-reimbursement contracts are recorded as work is performed. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion method. We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or based upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to be paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Since certain contracts extend over a long period of time, all revisions in cost and revenue estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period that it becomes evident. Sales under cost-reimbursement contracts are recorded as allowable costs are incurred and fees are earned. The Company follows the revenue recognition criteria under Accounting Standards Codification (“ASC”) 605-10-S99-1, Revenue Recognition.

Shipping and Handling

Shipping and handling fees charged to customers are classified as revenue while shipping and handling costs retained by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.

Product Warranty and Recall and Replacement Costs

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and long-term liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2010	2009	2008

Balance at beginning of year	$13.6	$11.0	$8.2
Accruals for product warranties charged to expense	4.0	9.5	6.1
Cost of product warranty claims	(4.8)	(6.9)	(5.6)
Acquisitions	0.2	—	2.3

Balance at year-end	$13.0	$13.6	$11.0

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

Research and Development

Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $61.3 million in 2010, $58.8 million in 2009, and $61.5 million in 2008. Costs related to customer-funded research and development contracts were $258.6 million in 2010, $316.0 million in 2009 and $330.2 million in 2008 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2010	2009	2008

Net income from continuing operations before noncontrolling interest	$120.0	$116.4	$118.9
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	(2.3)

Net income from continuing operations	119.9	115.9	116.6
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	(5.3)

Net income attributable to Teledyne Technologies	$120.5	$113.3	$111.3

Basic earnings per share
Weighted average common shares outstanding	36.2	36.0	35.5

Basic earnings per common share
— Continuing operations	$3.31	$3.22	$3.29
— Discontinued operations	0.02	(0.07)	(0.15)

Basic earnings per common share	$3.33	$3.15	$3.14

Diluted earnings per share
Weighted average common shares outstanding	36.2	36.0	35.5
Diluted effect of contingently issuable shares	0.7	0.6	1.0

Weighted average common shares outstanding	36.9	36.6	36.5

Diluted earnings per common share
— Continuing operations	$3.25	$3.17	$3.20
— Discontinued operations	0.02	(0.07)	(0.15)

Diluted earnings per common share	$3.27	$3.10	$3.05

For 2010, 2009 and 2008, 846,307, 910,539 and 194,897 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during 2010, 2009 and 2008, respectively.

Stock options to purchase 2.1 million, 1.8 million and 2.5 million shares of common stock at fiscal year-end 2010, 2009, and 2008, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.

In addition 22,668, 14,135 and 5,902 contingent shares of the Company’s common stock under a compensation plan were excluded from fully diluted shares outstanding for 2010, 2009 and 2008, respectively, since performance and other conditions for issuance have not yet been met.

Accounts Receivable

Receivables are presented net of a reserve for doubtful accounts of $2.9 million at January 2, 2011, and $2.3 million at January 3, 2010. Expense recorded for the reserve for doubtful accounts was $1.4 million, $0.4 million, and $0.6 million for 2010, 2009, and 2008, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $61.8 million at January 2, 2011, and $11.2 million at January 3, 2010.

Inventories

Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are stated at cost based on the last-in, first-out method, while the remainder are principally valued on an average cost, or first-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

Property, Plant and Equipment

Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to operations as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $30.6 million in 2010, $30.1 million in 2009 and $29.2 million in 2008.

Goodwill and Other Intangible Assets

The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2010, no impairment of goodwill or intangible assets was indicated.

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

Accounting Pronouncements Adopted

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2010-17, “Milestone Method of Revenue Recognition.” This ASU allows entities to make a policy election to use the milestone method of revenue recognition and provides guidance on defining a milestone and the criteria that should be met for applying the milestone method. The scope of this ASU is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, substantive milestones and factors considered in that determination. The amendments in this ASU are effective prospectively to milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010. Early application and retrospective application are permitted. We have evaluated this new ASU and have determined that it will not have a significant impact on the determination or reporting of our financial results.

Hedging Activities

In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Except for the cash flow hedges, the Company has not entered into any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures during 2010 or 2009. We had no derivative financial instruments outstanding at January 2, 2011.

Supplemental Cash Flow Information

Cash payments for federal, foreign and state income taxes were $59.9 million for 2010. Tax refunds received in 2010 totaled $15.5 million. Cash payments for federal, foreign and state income taxes were $28.1 million for 2009. Tax refunds received in 2009 totaled $32.9 million. Cash payments for federal, foreign and state income taxes were $29.3 million for 2008 which is net of refunds of $0.5 million. Cash payments for interest and credit facility fees totaled $2.8 million, $6.5 million and $10.4 million for 2010, 2009 and 2008, respectively.

Comprehensive Income (Loss)

The Company’s comprehensive income consists of net income, the minimum benefit plan liability adjustment and foreign currency translation adjustments. See Note 12 for a further discussion of the minimum benefit plan liability adjustment. The Company’s comprehensive income was $106.7 million for 2010, compared with comprehensive income of $147.3 million for 2009 and comprehensive loss of $33.3 million for 2008.

The year-end components of accumulated other comprehensive loss are shown in the following table (in millions):

Balance at year end	2010	2009	2008

Foreign currency translation losses	$(22.2)	$(18.5)	$(21.9)
Hedging activities	(0.6)	—	—
Minimum benefit plan liability adjustment(a)	(162.8)	(153.3)	(183.9)

Accumulated other comprehensive loss	$(185.6)	$(171.8)	$(205.8)

(a)	Net of deferred taxes of $105.5 million in 2010, $99.0 million in 2009 and $118.9 million in 2008.

Note 3.  Business Acquisitions, Goodwill and Intangible Assets

The table below summarizes the acquisitions we made during fiscal years 2010, 2009 and 2008. Other than the purchase of the assets of a marine sensor product line for $1.4 million and all of the remaining 14.1% minority interest in Ocean Design, Inc. (“ODI”) for $25.5 million, no other acquisitions have been made in fiscal year 2009. See Note 17 to our Consolidated Financial Statements for information about our fiscal year 2011 acquisition of DALSA Corporation (“DALSA”).

			Primary	Pre-acquisition	Transaction	Purchase Price
Name and Description(1)	Date Acquired	Ownership	Location(s)	Sales Volume	Type	(2)(3)
						(In millions)

Fiscal Year 2010

Optimum Optical Systems, Inc (“Optimum”) Designs and manufacturers custom optics and optomechanical assemblies	June 7, 2010	100%	Camarillo, CA	$5.9 million for the fiscal year ended December 31, 2009	Stock	$5.7

Intelek plc (“Intelek”) Designs and manufactures electronic systems for satellite and microwave communication and aerostructure manufacturing	July 26, 2010	100%	United Kingdom and State College, PA	£38 million for the fiscal year ended March 31, 2010	Stock	$43.5

Hafmynd ehf., now known as Teledyne Gavia ehf (“Gavia”) Designs and manufactures the Gaviatm autonomous underwater vehicle (AUV)	September 20, 2010	100%	Reykjavik, Iceland	532.4 million Icelandic króna for the fiscal year ended December 31, 2009	Stock	$10.8
Fiscal Year 2008

Impulse Enterprise (“Impulse”) Manufactures underwater electrical interconnection systems for harsh environments.	December 31, 2007	100%	San Diego, CA	$16.8 million for its fiscal year ended December 31, 2006	Asset	$35.0

Storm Products Co. (“Storm”) Supplies custom, high-reliability bulk wire and cable assemblies to a number of markets, including energy exploration, environmental monitoring and industrial equipment. Also provides coax microwave cable and interconnect products primarily to defense customers for radar, electronic warfare and communications applications.	December 31, 2007	100%	Dallas, TX Woodridge, IL	$45.7 million for its fiscal year ended March 31, 2007	Stock	47.7

SG Brown Limited and its wholly owned subsidiary TSS International Limited (“TSS”) Designs and manufactures inertial sensing, gyrocompass navigation and subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.	January 31, 2008	100%	Watford, United Kingdom	£12.0 million for its fiscal year ended March 31, 2007	Stock	54.8

Judson Technologies, LLC (“Judson”) Manufactures high performance infrared detectors utilizing a wide variety of materials such as Mercury Cadmium Telluride (HgCdTe), Indium Antimonide (InSb), and Indium Gallium Arsenide (InGaAs), as well as tactical dewar and cooler assemblies and other specialized standard products for military, space, industrial and scientific applications.	February 1, 2008	100%	Montgomeryville, PA	$13.8 million for its fiscal year ended December 31, 2006	Asset	27.0

Webb Research Corp. (“Webb”) Manufacturer of autonomous underwater gliding vehicles and autonomous profiling drifters and floats.	July 7, 2008	100%	East Falmouth, MA	$12.2 million for its fiscal year ended December 31, 2007	Asset	24.3

Defense business of Filtronic PLC (“Filtronic”) Provides customized microwave subassemblies and integrated subsystems to the global defense industry.	August 15, 2008	100%	Shipley, United Kingdom	£14.5 million for its fiscal year ended May 31, 2008	Stock	24.1

Cormon Limited and Cormon Technology Limited (“Cormon”) Designs and manufactures subsea and surface sand and corrosion sensors, as well as flow integrity monitoring systems, used in oil and gas production systems.	October 16, 2008	100%	Lancing, United Kingdom	£6.8 million for its fiscal year ended March 31, 2008	Stock	20.9

Odom Hydrographic Systems, Inc. (“Odom”) Designs and manufactures hydrographic survey instrumentation used in port survey, dredging, offshore energy and other applications.	December 19, 2008	100%	Baton Rouge, LA	$10.9 million for its fiscal year ended September 30, 2008	Stock	7.0

Demo Systems LLC (“Demo”) Designs and manufactures aircraft data loading equipment, flight line maintenance terminals, and data distribution software used by commercial airlines, the U.S. military and aircraft manufacturers.	December 24, 2008	100%	Moorpark, CA	$7.3 million for its fiscal year ended December 31, 2007	Asset	5.3

1)	Each of the acquisitions is part of the Instrumentation segment except the Optimum, Intelek, Storm, Judson, Filtronic and Demo acquisitions. Storm, Filtronic and Demo are part of the Aerospace and Defense Electronics segment. Intelek is part of the Aerospace and Defense Electronics segment, except for the CML division of Intelek which is part of the Engineered Systems segment. Optimum and Judson are part of the Digital Imaging segment.

2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including certain acquisition transaction costs, paid as of January 2, 2011.

3)	In 2010, we acquired a 16.3% interest in Optical Alchemy, Inc. (“Optical Alchemy”), a designer and manufacturer of ultra-light electro optical gimbal system for $4.6 million. In the fourth quarter of 2010, we made an additional $3.0 million non-voting preferred stock investment in Optical Alchemy. Also in 2010, we made a scheduled payment for a prior acquisition of $0.3 million. In 2009, we made scheduled payments of $0.5 million related to two prior acquisitions, and received a purchase price adjustment of $0.3 million for the Cormon acquisition. In 2009, we also purchased the remaining minority ownership in ODI for $25.5 million and we purchased the assets of a marine sensor product line for a payment of $1.4 million. In 2008, we purchased an additional minority ownership in ODI for $38.5 million and made a scheduled payment of $0.3 million related to a prior acquisition.

The unaudited pro forma information for fiscal year 2008 set forth below gives effect to the nine acquisitions made in fiscal year 2008 as if they had been acquired at the beginning of fiscal year 2008 and includes the effect of estimated amortization of acquired identifiable intangible assets, increased depreciation expense for fixed assets, as well as increased interest expense on acquisition debt. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the respective period. In addition, the pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

2008
(unaudited in millions,
except per-share amounts)

Sales	$1,771.6
Net income from continuing operations	$114.2
Net income attributable to Teledyne Technologies	$108.9
Basic earnings per common share — continuing operations	$3.22
Basic earnings per common share — attributable to Teledyne Technologies	$3.07
Diluted earning per common share — continuing operations	$3.13
Diluted earning per common share — attributable to Teledyne Technologies	$2.98

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

Teledyne’s goodwill was $546.3 million at January 2, 2011, and $501.5 million at January 3, 2010. Teledyne’s acquired intangible assets were $113.9 million at January 2, 2011, and $109.6 million at January 3, 2010. The increase in goodwill reflected current year acquisitions. The increase in acquired intangible assets primarily reflected current year acquisitions, partially offset by amortization.

The following tables show the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2010 and 2008 (in millions):

	Fiscal year 2010
				Acquired
		Purchase	Goodwill	Intangible
Acquisition Date	Name	Price(a)	Acquired	Assets

June 7, 2010	Optimum	$5.7	$4.3	$1.9
July 26, 2010	Intelek	43.5	34.0	15.3
September 20, 2010	Gavia	10.8	8.1	2.3

		$60.0	$46.4	$19.5

(a)	includes transaction costs that are expensed under current accounting guidance.

	Fiscal year 2008
				Acquired
		Purchase	Goodwill	Intangible
Acquisition Date	Name	Price(a)	Acquired	Assets

December 31, 2007	Impulse	$35.0	$15.3	$16.2
December 31, 2007	Storm	47.7	31.4	10.0
January 31, 2008	TSS	54.8	28.6	23.0
February 1, 2008	Judson	27.0	13.9	7.9
July 7, 2008	Webb	24.3	13.6	8.1
August 15, 2008	Filtronic	24.1	9.8	2.8
October 16, 2008	Cormon	20.9	11.9	8.3
December 19, 2008	Odom	7.0	4.5	2.3
December 24, 2008	Demo	5.3	4.0	1.0

		$246.1	$133.0	$79.6

(a)	includes transaction costs that were capitalized as part of the purchase price.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2010 and 2008 (in millions):

	2010	2008

Current assets, excluding cash acquired	$18.4	$61.6
Property, plant equipment	16.5	17.8
Goodwill	46.4	133.0
Intangible assets	19.5	79.6

Total assets acquired	100.8	292.0

Current liabilities, including short-term debt	18.8	34.1
Other long-term liabilities	25.0	11.8

Total liabilities assumed	43.8	45.9

Purchase price, net of cash acquired	$57.0	$246.1

The following table summarizes the intangible assets acquired as part of the acquisitions made in 2010 and 2008 (dollars in millions):

	2010		2008
		Weighted		Weighted
		average		average
	Intangible	useful life in	Intangible	useful life in
	Assets	years	Assets	years

Intangibles assets not subject to amortization:
Goodwill	$46.4	n/a	$133.0	n/a

Trademarks	$3.2	n/a	$23.7	n/a

Intangibles assets subject to amortization:
Proprietary Technology	$9.2	6.4	$31.3	8.4
Customer List/Relationships	6.3	7.2	21.9	7.2
Trademarks	—	—	0.1	0.2
Backlog	0.8	0.8	2.6	0.7

	$16.3	7.3	$55.9	5.5

Goodwill resulting from the acquisitions made in fiscal 2010 and 2008 will be deductible for tax purposes, except for the Gavia, Storm and Demo acquisitions.

The following table summarizes the changes in the carrying value of goodwill (in millions):

			Aerospace
		Digital	and Defense	Engineered
	Instrumentation	Imaging	Electronics	Systems	Total

Balance at December 28, 2008	$268.9	$87.2	$129.7	$15.8	$501.6
Current year acquisitions	1.0	—	—	—	1.0
Impact of foreign currency changes	1.6	—	0.2	—	1.8
Adjustment to prior year acquisitions(a)	(6.7)	(1.6)	5.4	—	(2.9)

Balance at January 3, 2010	264.8	85.6	135.3	15.8	501.5
Current year acquisitions	8.1	4.3	27.0	7.0	46.4
Impact of foreign currency changes	(1.2)	—	(0.3)	—	(1.5)
Adjustment to prior year acquisitions(b)	(0.1)	—	—	—	(0.1)

Balance at January 2, 2011	$271.6	$89.9	$162.0	$22.8	$546.3

(a)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2009.

(b)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2010.

The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2010			2009
	Gross		Net	Gross		Net
	carrying	Accumulated	Carrying	carrying	Accumulated	Carrying
	amount	amortization	Amount	amount	amortization	Amount

Other acquired intangible assets:
Proprietary Technology	$79.5	$33.4	$46.1	$70.7	$25.0	$45.7
Customer List/Relationships	44.5	17.6	26.9	38.4	12.8	25.6
Patents	0.7	0.5	0.2	0.7	0.5	0.2
Non-compete agreements	1.0	0.9	0.1	1.0	0.7	0.3
Trademarks	3.2	1.0	2.2	3.3	0.8	2.5
Backlog	7.7	7.5	0.2	7.0	7.0	—

Other acquired intangible assets subject to amortization	$136.6	$60.9	$75.7	$121.1	$46.8	$74.3
Other acquired intangible assets not subject to amortization
Trademarks	38.2	—	38.2	35.3	—	35.3

Total other acquired intangible	$174.8	$60.9	$113.9	$156.4	$46.8	$109.6

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 20 years. The Company recorded $14.1 million and $12.4 million in amortization expense in 2010 and 2009, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2011 — $14.3; 2012 — $12.8; 2013 — $11.4; 2014 — $11.2; 2015 — $9.8.

The estimated remaining useful lives by asset category as of January 2, 2011, are as follows:

Weighted
average
remaining
useful life
Intangibles subject to amortization	in years

Proprietary Technology	5.2
Customer List/Relationships	5.3
Patents	3.6
Non-compete agreements	1.0
Backlog	1.7
Trademarks	10.6
Total intangibles subject to amortization	5.3

Note 4.  Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on the quoted market prices for debt of similar rating and similar maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at January 2, 2011, approximated the carrying value of $250.0 million. The estimated fair value of Teledyne’s long-term debt at January 3, 2010, approximated the carrying value of $240.0 million. The estimated fair value of Teledyne’s long-term debt at December 28, 2008, approximated the carrying value of $326.0 million.

The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5.  Accounts Receivable

Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2010	2009

U.S. Government and prime contractors contract receivables:
Billed receivables	$21.6	$20.9
Unbilled receivables	33.1	42.8
Commercial and other receivables	203.0	167.3

	257.7	231.0
Reserve for doubtful accounts	(2.9)	(2.3)

Total accounts receivable, net	$254.8	$228.7

The billed contract receivables from the U.S. Government and prime contractors contain $17.6 million and $14.1 million at January 2, 2011 and January 3, 2010, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $26.4 million and $31.1 million at January 2, 2011 and January 3, 2010, respectively.

Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6.  Inventories

Inventories consisted of the following (in millions):

	Balance at year-end
	2010	2009

Raw materials and supplies	$90.6	$77.3
Work in process	97.8	99.2
Finished goods	18.3	12.9

Total inventories at cost, net	206.7	189.4
LIFO reserve	(16.5)	(15.7)
Progress payments	(17.9)	(8.9)

Total inventories, net	$172.3	$164.8

Inventories at cost determined on the last-in, first-out method were $98.9 million at January 2, 2011, and $92.5 million at January 3, 2010. The remainder of the inventories using average cost or the first-in, first-out methods, were $107.8 million at January 2, 2011, and $96.9 million at January 3, 2010.

The Company recorded LIFO expense of $0.8 million in 2010, LIFO income of $2.2 million in 2009 and LIFO income of $.01 million in 2008.

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $27.2 million and $26.5 million at January 2, 2011, and January 3, 2010, respectively.

Inventories, before progress payments, related to long-term contracts were $27.8 million and $20.8 million at January 2, 2011, and January 3, 2010, respectively. Progress payments related to long-term contracts were $1.0 million and $1.5 million at January 2, 2011 and January 3, 2010, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7.  Supplemental Balance Sheet Information

Property, plant and equipment were as follows (in millions):

Balance at year-end	2010	2009

Land	$22.3	$21.3
Buildings	122.0	100.2
Equipment and software	313.1	301.9

	457.4	423.4
Accumulated depreciation and amortization	(254.0)	(235.5)

Total property, plant and equipment, net	$203.4	$187.9

Other long-term assets included amounts related to deferred compensation of $31.9 million and $26.7 million at January 2, 2011 and January 3, 2010, respectively. Accrued liabilities included salaries and wages and other related compensation reserves of $87.2 million and $79.4 million at January 2, 2011 and January 3, 2010, respectively. Accrued liabilities also included customer related deposits and credits of $28.6 million and $30.6 million at January 2, 2011 and January 3, 2010, respectively. Accrued liabilities also included warranty reserves, commission accruals and professional fee accruals. Other long-term liabilities included deferred compensation liabilities of $31.9 million and $26.7 million at January 2, 2011 and January 3, 2010, respectively. Other long-term liabilities also included reserves for self-insurance, environmental liabilities and the long-term portion of compensation reserves.

Note 8.  Stockholders’ Equity

The following is an analysis of Teledyne’s common stock share activity:

Balance, December 30, 2007	35,150,117
Stock options exercised and other	776,107

Balance, December 28, 2008	35,926,224
Stock options exercised and other	152,253

Balance, January 3, 2010	36,078,477
Stock options exercised and other	284,895

Balance, January 2, 2011	36,363,372

Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Preferred Stock

Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2010, 2009 or 2008.

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

The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2010 were similar to those used in estimating the fair value of stock options granted in 2009 and 2008. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years.

The Company recorded $4.7 million, $5.2 million, and $7.2 million for stock option expense, for 2010, 2009 and 2008, respectively. The Company issues shares of common stock upon the exercise of stock options.

The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options extended to the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2010, 2009 and 2008:

For the year	2010	2009	2008

Expected dividend yield	—	—	—
Expected volatility	35.3%	38.8%	34.7%
Risk-free interest rate	2.4%	2.1%	3.3%
Expected lives	6.0	5.6	5.6

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2010, 2009 and 2008 was $16.44, $10.02 and $19.35, respectively.

Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	2,249,050	$30.40	2,339,970	$30.39	2,702,157	$24.71
Granted	433,094	$42.09	—	$—	356,298	$50.81
Exercised	(179,747)	$20.34	(76,517)	$12.83	(693,197)	$18.66
Canceled or expired	(43,601)	$37.72	(14,403)	$28.04	(25,288)	$31.91

Ending balance	2,458,796	$33.07	2,249,050	$30.40	2,339,970	$30.39

Options exercisable at year-end	1,939,785	$30.19	1,879,554	$27.29	1,513,815	$23.39

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 2, 2011 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$13.45-$20.00	621,210	$16.66	1.9	621,210	$16.66
$20.01-$30.00	300,858	$26.99	4.2	300,858	$26.99
$30.01-$40.00	796,421	$36.23	5.7	796,089	$36.23
$40.01-$50.00	418,493	$42.11	9.1	2,000	$45.41
$50.01-$59.05	321,814	$50.85	7.1	219,628	$50.85

	2,458,796	$33.07	5.3	1,939,785	$30.19

Non-Employee Director Stock Compensation Plan

Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 year life.

Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	418,817	$26.66	392,002	$25.53	348,266	$22.44
Granted	41,364	$39.53	42,483	$30.66	43,736	$50.15
Exercised	(17,356)	$14.55	(15,668)	$9.26	—	$—
Canceled or expired	(2,000)	$14.75	—	$—	—	$—

Ending balance	440,825	$28.23	418,817	$26.66	392,002	$25.53

Options exercisable at year-end	399,461	$27.06	378,974	$26.24	348,266	$22.44

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 2, 2011 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Exercise	Remaining		Exercise
Range of Exercise Prices	Shares	Price	Life	Shares	Price

$8.37-$10.00	19,108	$9.21	1.9	19,108	$9.21
$10.01-$20.00	156,363	$15.29	2.4	156,363	$15.29
$20.01-$30.00	81,102	$26.19	5.8	71,738	$26.14
$30.01-$40.00	78,252	$34.40	7.0	78,252	$34.40
$40.01-$50.00	70,000	$44.66	7.7	38,000	$45.79
$50.01-$53.76	36,000	$53.76	7.4	36,000	$53.76

	440,825	$28.23	5.1	399,461	$27.06

The total pretax intrinsic value of options exercised during 2010 and 2009 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $4.3 million and $1.9 million, respectively. At January 2, 2011, the intrinsic value of stock options outstanding was $33.7 million and the intrinsic value of stock options exercisable was $33.5 million. During 2010 and 2009, the amount of cash received from the exercise of stock options was $3.9 million and $1.1 million, respectively.

At January 2, 2011, there was $4.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.

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

In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on the performance over the three-year period, 53,834 shares were issued in 2009, 44,751 shares were issued in February 2010 and 47,589 shares were issued in February 2011.

In January 2009, the performance cycle for the three-year period ending January 1, 2012 was set. Based on the estimated performance over the three-year period, an aggregate of 104,810 shares are expected to be issued in three equal installments during 2012, 2013 and 2014.

The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $2.6 million, $2.6 million and $3.9 million in compensation expense related to the PSP program for fiscal years 2010, 2009 and 2008, respectively. At January 2, 2011 based on estimated performance over the three year period, there was $2.6 million in unrecognized compensation cost related to the PSP program.

Restricted Stock Award Program

Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. Under the 2007 to 2009 and 2008 to 2010 and 2009 to 2011 performance periods an aggregate of 109,002 shares of restricted stock were issued and outstanding at year-end 2010.

The following table summarizes Teledyne’s restricted stock activity:

		Weighted
		average
		fair value
	Shares	per share

Balance, December 30, 2007	112,305	$25.76
Granted	27,913	$37.89
Issued	(39,270)	$28.54

Balance, December 28, 2008	100,948	$28.04
Granted	39,204	$30.97
Issued	(37,100)	$21.24
Forfeited/Canceled	(1,712)	$21.24

Balance, January 3, 2010	101,340	$31.77
Granted	41,885	$29.62
Issued	(31,307)	$27.71
Forfeited/Canceled	(2,916)	$27.71

Balance, January 2, 2011	109,002	$32.22

The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $1.2 million, $1.1 million and $0.9 million in compensation expense related to the restricted stock award program for fiscal years 2010, 2009 and 2008, respectively. At January 2, 2011, there was $1.2 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 9.  Related Party Transactions

The Company’s Chairman, President and Chief Executive Officer is a director of The Bank of New York Mellon Corporation, as is one of our other directors. On February 8, 2011, our Chairman notified The Bank of New York Mellon Corporation that he plans to retire as a director on April 12, 2011. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of the Company’s directors was a former chief executive officer and director of Mellon Financial Corporation. The Bank of New York Mellon Corporation is one of 13 lenders under the Company’s prior $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation is one of 12 lenders under our new $550.0 million credit facility, having committed up to $45.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, serves as our transfer agent and registrar, as well as handles administration of our stock options. We engaged BNY Mellon Shareowner Services to help us solicit proxies in connection with our annual meetings. Until its expiration in November 2009, BNY Mellon Shareowner Services was the rights agent under our Shareholder Rights Plan.

Note 10.  Long-Term Debt

At January 2, 2011, Teledyne had $250.0 million in long-term debt outstanding. At January 3, 2010, Teledyne had $240.0 million in long-term debt outstanding.

On September 15, 2010 the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The notes consist of $75.0 million of 4.04% Senior Notes due September 15, 2015, $100.0 million of 4.74% Senior Notes due September 15, 2017 and $75.0 million of 5.30% Senior Notes due September 15, 2020. The interest rates for the notes were determined on April 14, 2010. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s then existing $590.0 million credit facility.

In February 2008, Teledyne Technologies entered into a First Amendment to its $400.0 million Amended and Restated Credit Agreement dated as of July 14, 2006. The amended and restated credit facility had lender commitments totaling $590.0 million and was set to expire on July 14, 2011. Available capacity under the $590.0 million credit facility was $589.3 million at January 2, 2011 which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Borrowings under the credit facility are at variable rates which are at our option tied to a eurodollar base rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratio. Borrowings under the credit facility bear interest, at our option, at a rate based on either a defined base rate or the LIBOR, plus applicable margins. The credit agreement also provides for facility fees that vary between 0.10% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The credit agreement requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 3, 2010, the Company was in compliance with these covenants. We also have a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $6.5 million solely for standby letters of credit. There were no outstanding funding advances under the uncommitted credit line at January 2, 2011. Total debt at year-end 2010 includes $250.0 million in Senior Notes and no debt outstanding under the $590.0 million credit facility. The Company also has $17.3 million outstanding under capital leases, of which $2.0 million is current. At year-end 2010, Teledyne had $12.2 million in outstanding letters of credit.

On February 25, 2011, we refinanced the $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. As of February 25, 2011 we had $273.0 million outstanding on the new facility. The new facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contract as of the termination date were deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the borrowings beginning September 15, 2010. As of January 2, 2011, the remaining unamortized loss of $0.6 million was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet.

Total interest expense including credit facility fees and other bank charges was $6.9 million in 2010, $5.1 million in 2009 and $11.7 million in 2008.

At January 2, 2011 and January 3, 2010, long-term debt consisted of the following (in millions):

	2010	2009

4.04% Senior Notes due September 2015	$75.0	$—
4.74% Senior Notes due September 2017	100.0	—
5.30% Senior Notes due September 2020	75.0	—
$590.0 million revolving credit facility, weighted average rate of 0.9% at January 3, 2010	—	240.0

Total long-term debt	$250.0	$240.0

No minimum principal payments on long-term debt are required until September 2015.

Note 11.  Income Taxes

Provision (benefit) for income taxes was as follows (in millions):

	2010	2009	2008

Current
Federal	$36.8	$20.5	$34.9
State	(1.8)	6.6	7.7
Foreign	(1.4)	3.5	4.2

Total current	33.6	30.6	46.8

Deferred
Federal	16.1	16.2	18.6
State	3.9	3.2	3.7

Total deferrred	20.0	19.4	22.3

Provision for income taxes	$53.6	$50.0	$69.1

Income before income taxes included income from domestic operations of $168.1 million for 2010, $148.6 million for 2009 and $167.5 million for 2008. In 2010, 2009 and 2008, Teledyne recognized previously unrecognized tax benefits of $1.3 million, $1.2 million and $0.8 million, respectively. These were recognized due to the expiration of applicable statutes of limitations. The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2010	2009	2008

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.8	4.2	4.2
Reseach and development tax credits	(6.7)	(9.1)	(1.2)
Qualified production activity deduction	(1.8)	(0.6)	(1.2)
Other	0.6	0.5	—

Effective income tax rate	30.9%	30.0%	36.8%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.3 million, $0.4 million and $0.6 million existed against deferred tax assets for 2010, 2009 and 2008, respectively.

Teledyne had net deferred tax assets of $22.2 million at the end of 2010 and $43.8 million at the end of 2009. The amount of future taxable income required to realize the deferred tax assets was $58.0 million and $111.9 million, respectively.

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2010	2009

Deferred income tax assets:
Current
Reserves	$11.0	$11.4
Inventory valuation	8.8	6.2
Accrued vacation	10.2	9.2
Deferred compensation and other benefits plans	0.9	1.1
Intangible amortization	0.9	0.1
Long-term
Postretirement benefits other than pensions	7.2	7.0
Reserves	8.9	4.6
Deferred compensaton and other benefit plans	29.5	44.4
Other items	1.5	2.9

Total deferred income tax assets	78.9	86.9

Deferred income tax liabilities:
Current
Other items	3.4	1.8
Long-term
Property, plant and equipment differences	16.3	9.7
Intangible amortization	34.0	29.4
Other items	3.0	2.2

Total deferred income tax liabilities	56.7	43.1

Net deferred income tax assets	$22.2	$43.8

Additional paid in capital was credited $1.7 million in 2010, $0.8 million in 2009 and $10.3 million in 2008 for the tax benefit resulting from the exercise of stock options.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2010		2009
	Unrecognized		Unrecognized
	Tax Benefits	Interest	Tax Benefits	Interest

Beginning of year	$25.2	$1.0	$36.8	$0.8
Increase (decrease) in prior year tax positions	(3.5)	0.7	(3.2)	0.4
Increase for tax positions taken during the current period	0.6	—	5.0	—
Reduction related to settlements with taxing authorities	(9.2)	(0.4)	(12.3)	—
Reduction related to lapse of the statue of limitations	(3.0)	(0.5)	(1.1)	(0.2)

End of year	$10.1	$0.8	$25.2	$1.0

We recognized interest related to unrecognized tax benefits of $0.9 million and $0.9 million within the provision for income taxes in our statements of operations for fiscal year 2010 and 2009, respectively. Interest in the amount of $0.8 million was recognized in the 2010 statement of financial position. As of January 2, 2011, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal and California income tax matters for all years through 2006. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2005.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $2.4 million due to the expiration of statutes of limitation for various federal and state tax issues in the next 12 months.

Note 12.  Pension Plans and Postretirement Benefits

Pension Plans

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

In connection with the acquisition of Intelek, the Company assumed responsibility for a defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In 2010, the Company recorded $0.1 million in expense related to the plan.

Teledyne’s pension expense was $4.8 million in 2010 of which $9.6 million was recoverable in accordance with U.S. Government Cost Accounting Standards (“CAS”) from certain government contracts compared with pension expense of $21.4 million in 2009 of which $12.4 million was recoverable in accordance with CAS and pension expense of $9.0 million in 2008 of which $9.8 million was recoverable in accordance with CAS. These amounts do not include pension expense of $0.4 million in 2010, $1.1 million in 2009 and $0.6 million in 2008 now included as part of discontinued operations. Teledyne made pretax contributions to its pension plans of $37.0 million in 2010 and $117.0 million in 2009, prior to any recovery from the U.S. Government. The Company anticipates making total pretax contributions, before any recovery from the U.S. Government, of approximately $37.0 million to its pension plan in 2011 and expects to make an additional cash contribution of $32.0 million provided the sale of the former Aerospace Engines and Components segment is completed.

The Company’s contribution associated with 401(k) plans were $7.4 million, $7.4 million and $7.5 million, for 2010, 2009 and 2008, respectively.

The following table sets forth the components of net period pension benefit expense for Teledyne’s defined benefit pension plans for 2010, 2009 and 2008 (in millions):

	Pension Benefits			Pension Benefits -
	-Domestic Plans			Foreign Plans
	2010	2009	2008	2010

Service cost — benefits earned during the period	$13.7	$14.8	$17.1	$—
Interest cost on benefit obligation	40.6	40.1	38.4	0.7
Expected return on plan assets	(57.2)	(48.6)	(49.7)	(0.6)
Amortization of prior service cost	0.4	0.4	0.7	—
Recognized actuarial loss	7.7	15.8	3.1	—

Net periodic benefit expense	$5.2	$22.5	$9.6	$0.1
Less: expense attributable to discontinued operations	0.4	1.1	0.6	—

Net periodic benefit expense — continuing operations	$4.8	$21.4	$9.0	$0.1

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension plans (in millions):

	Pension Benefits -		Pension Benefits -
	Domestic Plans		Foreign Plans
	2010	2009	2010

Changes in benefit obligation:
Benefit obligation — beginning of year	$669.3	$667.8	$—
Service cost — benefits earned during the year	13.7	14.8	—
Interest cost on projected benefit obligation	40.6	40.1	0.7
Actuarial (gain) loss	35.1	(19.7)	0.9
Benefits paid	(35.8)	(33.7)	(0.8)
Other — foreign currency	—	—	0.1
Business Combination	—	—	30.2

Benefit obligation — end of year	$722.9	$669.3	$31.1

Accumulated benefit obligation — end of year	$678.1	$633.2	$31.1

The measurement date for the Company’s pension plans is December 31.

The following table presents the estimated future benefit payments for the Company’s pension and plans (in millions):

	Domestic	Foreign
	Plans	Plan

2011	$37.1	$1.8
2012	39.9	1.9
2013	42.1	2.0
2014	44.3	1.9
2015	46.4	1.8
2016-2020	265.8	9.7

Total	$475.6	$19.1

The following tables set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans and the percentage of year-end market value by asset class (in millions):

	Domestic Plans		Foreign Plan
	2010	2009	2010

Changes in plan assets:
Fair value of plan assets — beginning of year	$584.5	$436.0	$—
Business combination	—	—	20.5
Actual return on plan assets	70.8	64.0	2.0
Employer contribution — defined benefit plan	37.0	117.0	8.1
Employer contribution — other benefit plan	1.1	1.2	—
Foreign currency changes	—	—	(0.1)
Benefits paid	(35.8)	(33.7)	(0.8)

Fair value of net plan assets — end of year	$657.6	$584.5	$29.7

			Foreign Plan
	Domestic Plans		Plan Assets % to
	Plan Assets % to Total		Total
	2010	2009	2010

Equity instruments	67%	54%	59%
Fixed income instruments	30%	46%	41%
Other	3%	—	—

Total	100%	100%	100%

The Company has an active management policy for a portion of its pension assets for the domestic pension plans. The investment policy includes a target allocation percentage of 70% in equity instruments and 30% in domestic fixed income instruments. The balance in equity instruments can range from 45% to 75% before rebalancing is required under the Company’s policy. The investment policy for the foreign plan is set by the Company along with the trustees of the foreign plan. The current long-term asset allocation target of the foreign plan is 60% equity instruments and 40% fixed income instruments and alternative investments.

The plan’s investments are stated at fair value. A total of $352.8 million in plan investments for the domestic pension plan are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $303.3 million in plan investments for the domestic pension plan are considered a level 2 fair value hierarchy and are valued based on observable market data. The plan has no investments that would be considered a level 3 fair value hierarchy.

A total of $28.9 million in plan investments for the foreign pension plan are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $0.8 million in plan investments for the foreign pension plan are considered a level 2 fair value hierarchy and are valued based on observable market data. The plan has no investments that would be considered a level 3 fair value hierarchy.

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

The following assumptions were used to determine the benefit obligation and the net benefit cost:

	Domestic Plans			Foreign Plan
For the year	2010	2009	2008	2010

Weighted average discount rate	6.25%	6.25%	6.00%	5.60%
Weighted average increase in future compensation levels	4.07%	3.50%	3.66%	n/a
Expected weighted-average long-term rate of return	8.25%	8.25%	8.50%	6.40%

For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.25% in 2011. The discount rate used in determining the benefit obligations is expected to be 5.9% in 2011 and the expected weighted average increase in future compensation levels is 4.14%. For its foreign pension plan the Company is projecting a long-term rate of return on plan assets of 6.6% in 2011. The discount rate used in determining the benefit obligations is expected to be 5.4% in 2011.

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for its pension plans at year end 2010 and 2009 (in millions):

	Domestic Plans -		Foreign Plan -
	Pension Benefits		Pension Benefits
	2010	2009	2010

Funded status	$(65.3)	$(84.8)	$(1.3)
Unrecognized prior service cost	1.4	1.8	—
Unrecognized net (gain) loss	275.6	261.8	(0.6)

Prepaid (accrued) benefit cost	$211.7	$178.8	$(1.9)

Accrued pension obligation (long-term)	$(60.7)	$(79.8)	$(1.4)
Accrued pension obligation (short-term)	(1.5)	(2.0)	(0.1)
Accumulated other comprehensive income	277.0	263.6	(0.4)
Other liabilities	(3.1)	(3.0)	—

Net amount recognized	$211.7	$178.8	$(1.9)

At year-end 2010 the Company had a $162.8 million non-cash reduction to stockholders’ equity and a long-term additional liability of $268.2 million related to the pension and postretirement plans. At year-end 2009, the Company had a $153.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $252.3 million related to the pension and postretirement plans. The adjustments to equity did not affect net income and are recorded net of deferred taxes.

At January 2, 2011, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit cost for the pension plans are: net loss $275.1 million and net prior service cost $1.4 million.

At January 2, 2011, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2011 for the pension plans are: net loss $15.4 million and net prior service cost $0.3 million.

Postretirement Plans

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period postretirement benefit income/expense for Teledyne’s postretirement benefit plans for 2010, 2009 and 2008 (in millions):

	Postretirement Benefits
	2010	2009	2008

Service cost — benefits earned during the period	$—	$0.1	$0.1
Interest cost on benefit obligation	1.1	1.1	1.4
Amortization of prior service cost	(0.5)	(0.5)	(0.5)
Recognized actuarial gain	(1.1)	(1.3)	(0.8)

Net periodic benefit (income) expense	(0.5)	(0.6)	0.2
Less: expense attributable to discontinued operations	(0.5)	(0.6)	(0.7)

Net periodic benefit income — continuing operations	$—	$—	$0.9

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the postretirement benefit plans (in millions):

	Postretirement Benefits
	2010	2009

Changes in benefit obligation:
Benefit obligation — beginning of year	$17.6	$18.9
Service cost — benefits earned during the year	—	0.1
Interest cost on projected benefit obligation	1.1	1.1
Actuarial (gain) loss	1.4	(0.9)
Benefits paid	(1.7)	(1.6)

Benefit obligation — end of year	$18.4	$17.6

The measurement date for the Company’s postretirement plans is December 31.

The following table presents the estimated future benefit payments for the Company’s postretirement plans (in millions):

Postretirement
Benefit Plan

2011	$1.8
2012	1.8
2013	1.8
2014	1.7
2015	1.7
2016-2020	7.6

Total	$16.4

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year end 2010 and 2009 (in millions):

	Postretirement
	Benefits
	2010	2009

Funded status	$(18.4)	$(17.6)
Unrecognized prior service cost	(1.8)	(2.3)
Unrecognized net gain	(6.5)	(9.0)

Accrued benefit cost	$(26.7)	$(28.9)

Accrued postretirement benefits (long-term)	$(16.5)	$(15.7)
Accrued postretirement benefits (short-term)	(1.9)	(1.9)
Accumulated other comprehensive income	(8.3)	(11.3)

Net amount recognized	$(26.7)	$(28.9)

At January 2, 2011, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $6.5 million and net prior service cost $1.8 million. At January 2, 2011, the estimated amounts in the minimum liability expected to be recognized as components of net periodic benefit income during 2011 for the retiree medical plans are: net gain $0.9 million and net prior service cost $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 8.0% in 2011 and was assumed to decrease to 5.0% by the year 2016 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2010 and would result in an increase in the postretirement benefit obligation by $1.0 million at January 2, 2011. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2010 and would result in a decrease in the postretirement benefit obligation by $0.9 million at January 2, 2011.

Note 13.  Business Segments

Teledyne is a leading provider of sophisticated electronic components and subsystems, instrumentation, digital imaging and communications products, engineered systems and information technology services, as well as energy generation, energy storage and small propulsion products. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies, and airline companies.

In 2010, we realigned and changed the reporting structure of some of our reportable business units. Our former Electronics and Communications segment is now reporting as three segments: Instrumentation; Digital Imaging; and Aerospace and Defense Electronics. The businesses that comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. The battery products business, with revenues of $15.5 million in 2010, is now part of the Aerospace and Defense Electronics segment, and the energy systems and the turbine engine businesses, with combined revenues of $53.9 million in 2010, are now part of the Engineered Systems segment. We have restated our previously reported segment data to reflect this realignment and structure and the expected sale of the former Aerospace Engines and Components segment, now classified as a discontinued operation.

The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, scientific, industrial and defense applications and harsh environmental interconnect products. The Digital Imaging segment includes our sponsored and centralized research laboratories benefiting government programs and businesses, as well as major development efforts for innovative digital imaging products for government and space applications. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions to space, military, environmental, energy, chemical, biological and nuclear systems and missile defense requirements. The Engineered Systems segment also designs and manufactures hydrogen generators, thermoelectric and fuel-cell based power sources and small turbine engines.

Segment operating profit includes other income and expense directly related to the segment, but excludes minority interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.

Information on the Company’s business segments was as follows (in millions):

	2010	2009	2008

Sales
Instrumentation	$573.2	$538.4	$549.2
Digital Imaging	122.5	127.3	137.4
Aerospace and Defense Electronics	614.7	579.2	604.1
Engineered Systems	333.8	407.2	431.3

Total sales	$1,644.2	$1,652.1	$1,722.0

	2010	2009	2008

Income before taxes
Instrumentation	$113.9	$95.5	$102.9
Digital Imaging	5.2	11.8	14.6
Aerospace and Defense Electronics	57.8	60.1	68.7
Engineered Systems	30.4	31.3	42.0

Segment operating profit and other segment income	207.3	198.7	228.2
Corporate expense	(28.8)	(27.3)	(29.6)
Interest and debt expense, net	(6.5)	(4.8)	(10.9)
Other income (expense), net	1.6	(0.2)	0.3

Income before taxes	$173.6	$166.4	$188.0

	2010	2009	2008

Depreciation and amortization
Instrumentation	$16.6	$16.0	$16.8
Digital Imaging and Instrumentation	9.3	9.6	10.0
Aerospace and Defense Electronics	16.0	14.0	15.5
Engineered Systems	3.1	2.7	2.6
Corporate	0.2	0.2	0.1

Total depreciation and amortization	$45.2	$42.5	$45.0

	2010	2009	2008

Capital expenditures
Instrumentation	$6.4	$16.1	$12.5
Digital Imaging	11.3	5.7	7.1
Aerospace and Defense Electronics	9.7	8.4	14.5
Engineered Systems	3.6	3.3	4.0
Corporate	—	—	0.1

Total capital expenditures	$31.0	$33.5	$38.2

	2010	2009	2008

Identifiable assets
Instrumentation	$575.0	$541.5	$563.6
Digital Imaging	192.0	179.8	187.9
Aerospace and Defense Electronics	460.7	415.2	439.8
Engineered Systems	106.9	92.8	114.8
Corporate	148.1	102.1	141.9
Discontinued operations	75.1	90.1	86.5

Total identifiable assets	$1,557.8	$1,421.5	$1,534.5

Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, were as follows (in millions):

	2010	2009	2008

Instrumentation	$35.6	$36.4	$24.5
Digital Imaging	93.3	96.6	90.0
Aerospace and Defense Electronics	302.4	287.0	271.5
Engineered Systems	296.1	357.8	368.5

Total U.S. Government sales	$727.4	$777.8	$754.5

Product Lines

This Instrumentation segment includes two product lines: Environmental Instrumentation; and Marine Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. This Engineered Systems segment includes three product lines: Engineered Products and Services; Turbine Engines; and Energy Systems.

The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

Instrumentation	2010	2009	2008

Environmental Instrumentation	$219.8	$203.3	$228.3
Marine Instrumentation	353.4	335.1	320.9

Total	$573.2	$538.4	$549.2

Engineered Systems	2010	2009	2008

Engineered Products and Services	$279.9	$346.9	$361.2
Turbine Engines	17.0	28.5	31.8
Energy Systems	36.9	31.8	38.3

Total	$333.8	$407.2	$431.3

Sales to the U.S. Government included sales to the Department of Defense of $555.0 million in 2010, $590.5 million in 2009, and $557.1 million in 2008. Total sales to international customers were $470.8 million in 2010, $427.7 million in 2009, and $418.8 million in 2008. Of these amounts, sales by operations in the United States to customers in other countries were $397.7 million in 2010, $394.6 million in 2009, and $329.4 million in 2008. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. More than 95 percent of our total sales were made by our operations located in the United States. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14.  Lease Commitments

The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $15.3 million at January 2, 2011. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.

At January 2, 2011, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating

2011	$2.4	$15.0
2012	2.2	14.7
2013	2.1	12.6
2014	2.0	11.5
2015	2.0	9.5
Thereafter	11.8	22.7

Total minimum lease payments	22.5	$86.0

Less:
Imputed interest	(5.2)
Current portion	(2.0)

Present value of minimum capital lease payments, net of current portion	$15.3

The 2010 property, plant and equipment accounts included $17.0 million of property leased under capital leases and $2.2 million of related accumulated depreciation. The 2009 property, plant and equipment accounts included $12.2 million of property leased under capital leases and $1.2 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $21.5 million in 2010, $20.5 million in 2009, and $20.3 million in 2008.

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

At January 2, 2011, the Company’s reserves for environmental remediation obligations totaled $5.2 million, of which approximately $0.3 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. We have reserves for environmental, product liability and legal issues based on our determination of the range of likelihood of outcomes on any given issue. Where we have not provided a reserve on an issue, we believe that either there is a remote possibility of loss or an estimate of loss cannot be made.

Teledyne has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $5.0 million. The Company’s current aircraft product liability insurance policy expires in May 2011.

Note 16.  Discontinued Operation

In accordance with our strategy to evaluate and divest non-core product lines, in December 2010, we entered into an agreement to sell our general aviation piston engines businesses, which comprised the former Aerospace Engines and Components segment, to Technify Motor (USA) Ltd., a subsidiary of China-based AVIC International Holding Corporation, for $186.0 million in cash. We have restated prior year financial data to classify this segment as a discontinued operation. We expect the sale to close in the first quarter of 2011, pending satisfaction of final closing conditions.

The operating assets and liabilities of Aerospace Engines and Components segment have been reclassified as assets and liabilities of discontinued operations and included in other current assets and current liabilities on the balance sheet for 2010 and 2009, respectively. The following is a summary of the assets and liabilities for the discontinued operation at year end 2010 and 2009 (in millions):

	2010	2009

Accounts receivable, net	$13.8	$17.1
Inventory	17.2	24.8
Other current assets	7.5	11.5
Property, plant and equipment	18.6	18.6
Goodwill	0.9	0.9
Other long-term assets	17.1	17.3

Total assets	$75.1	$90.2

Accounts payable	$6.8	$7.1
Accrued liabilities	6.3	12.5
Other long-term liabilities, including aircraft product liabilities	48.2	44.9

Total liabilities	$61.3	$64.5

Sales for this segment were $133.7 million, $113.1 million and $171.0 million for 2010, 2009 and 2008, respectively. The operating results were net income of $0.6 million in 2010, a loss of $2.6 million in 2009 and a loss of $5.3 million in 2008. The operating results were net of income taxes of $1.2 million for fiscal year 2010 and net of an income tax benefit of $2.7 million and $4.1 million for fiscal years 2009 and 2008, respectively.

Note 17.  Subsequent Events

On December 22, 2010, Teledyne Technologies Incorporated entered into an Arrangement Agreement (the “Arrangement Agreement”) that provided for the acquisition of DALSA Corporation (“DALSA”), a company organized under the laws of Ontario, Canada, by a wholly-owned subsidiary of Teledyne. On February 12, 2011, Teledyne completed the acquisition of DALSA. The transaction was carried out by way of a statutory plan of arrangement under the Business Corporations Act (Ontario). DALSA received the requisite shareholder approvals for the plan of arrangement at the meeting of its shareholders held on February 10, 2011. The Ontario Superior Court of Justice (Commercial List) granted a final order approving the plan of arrangement on February 11, 2011. Pursuant to the plan of arrangement and the Arrangement Agreement, Teledyne acquired all of the issued and outstanding DALSA Shares for CAD $18.25 in cash for each DALSA Share. The aggregate value for the transaction is approximately CAD $337 million, taking into account DALSA’s stock options and net cash as of December 31, 2010. DALSA, headquartered in Waterloo, Ontario, Canada, designs, develops, manufactures and markets digital imaging products and semiconductors. DALSA had sales of CAD $212.3 million for its fiscal year ended December 31, 2010. DALSA is part of the Digital Imaging segment. The acquisition was funded from borrowing under Teledyne’s credit facility and cash on hand.

On February 25, 2011, we refinanced our prior $590.0 million credit facility set to expire in July 2011 by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. As of February 25, 2011 we had $273.0 million outstanding on the new facility. The new facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures.

Note 18.  Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2010(a)
Sales from continuing operations	$404.9	$408.0	$409.8	$421.5
Gross profit from continuing operations	$117.1	$120.6	$124.9	$133.5
Earnings from continuing operations	$25.0	$28.0	$30.0	$37.0
Earnings (loss) from discontinued operations	$—	$0.6	$0.4	$(0.4)
Net income	$25.0	$28.6	$30.4	$36.6
Less: Net income attributable to noncontrolling interest	$—	$—	$(0.1)	$—
Net income attributable to Teledyne Technologies(b)	$25.0	$28.6	$30.3	$36.6
Basic earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.69	$0.77	$0.83	$1.02
Discontinued operations	$—	$0.02	$0.01	$(0.01)
Basic earnings per share	$0.69	$0.79	$0.84	$1.01
Diluted earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.68	$0.76	$0.81	$1.00
Discontinued operations	$—	$0.02	$0.01	$(0.01)
Diluted earnings per share	$0.68	$0.78	$0.82	$0.99

(a)	Fiscal year 2010 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes net tax credits, primarily recresearch and development tax credits of $12.5 million of which $0.4 million was recorded in the first quarter, $0.2 million was recorded in the second quarter, $2.9 million was recorded in the third quarter and $9.0 million was recorded in the fourth quater.

Fiscal year 2009(a)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Sales from continuing operations	$414.3	$411.4	$398.9	$427.5
Gross profit from continuing operations	$119.3	$116.6	$115.0	$123.9
Earnings from continuing operations	$23.1	$25.0	$34.6	$33.7
Earnings (loss) from discontinued operations	$(2.1)	$0.4	$0.6	$(1.5)
Net income	$21.0	$25.4	$35.2	$32.2
Less: Net income attributable to noncontrolling interest	$(0.2)	$(0.2)	$(0.1)	$—
Net income attributable to Teledyne Technologies(b)	$20.8	$25.2	$35.1	$32.2
Basic earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.64	$0.69	$0.96	$0.93
Discontinued operations	$(0.06)	$0.01	$0.02	$(0.04)
Basic earnings per share	$0.58	$0.70	$0.98	$0.89
Diluted earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.63	$0.68	$0.94	$0.92
Discontinued operations	$(0.06)	$0.01	$0.02	$(0.04)
Diluted earnings per share	$0.57	$0.69	$0.96	$0.88

(a)	Fiscal year 2009 was a 53-week year, each quarter contained 13 weeks, except for the fourth quarter which contained 14 weeks.

(b)	Includes research and development tax credits of $14.3 million, of which $8.2 million was recorded in the third quarter and $6.1 million was recorded in the fourth quarter. Includes the reversal of $1.2 million in income tax contingency reserves which were determined to be no longer needed due to the completion of state tax audits and the expiration of applicable statutes of limitations, of which $1.1 million was recorded in the third quarter and $0.1 million was recorded in the fourth quarter. Includes additional tax expense of $0.5 million, primarily related to the impact of California income tax law changes, of which $0.3 million was recorded in the first quarter and $0.2 million was recorded in the fourth quarter.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 2, 2011, January 3, 2010 and December 28, 2008
(In millions)

	Balance at	Charged
	beginning of	to costs and			Balance at end
Description	period	expenses	Acquisitions	Deductions(a)	of period

Fiscal 2010
Reserve for doubtful accounts	$2.3	1.4	—	(0.8)	$2.9
Environmental reserves	$3.0	0.3	2.4	(0.5)	$5.2
Fiscal 2009
Reserve for doubtful accounts	$2.7	0.4	—	(0.8)	$2.3
Environmental reserves	$2.7	1.1	—	(0.8)	$3.0
Fiscal 2008
Reserve for doubtful accounts	$2.8	0.3	0.3	(0.7)	$2.7
Environmental reserves	$4.3	0.4	—	(2.0)	$2.7

(a)	Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 3, 2011.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert Mehrabian Robert Mehrabian		Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2011

/s/ Dale A. Schnittjer Dale A. Schnittjer		Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2011

/s/ Susan L. Main Susan L. Main		Vice President and Controller (Principal Accounting Officer)	March 3, 2011

* Roxanne S. Austin		Director	March 3, 2011

* Frank V. Cahouet		Director	March 3, 2011

* Charles Crocker		Director	March 3, 2011

* Kenneth C. Dahlberg		Director	March 3, 2011

* Simon M. Lorne		Director	March 3, 2011

* Paul D. Miller		Director	March 3, 2011

* Michael T. Smith		Director	March 3, 2011

* Wesley W. von Schack		Director	March 3, 2011

*By:	/s/ Melanie S. Cibik Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
2.2	Purchase Agreement by and among Teledyne Technologies Incorporated, Technify Motor (USA) Ltd. and AVIC International Holding Corporation, dated as of December 11, 2010*
2.3	Arrangement Agreement, dated December 22, 2010, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))
2.4	Amending Agreement, dated January 17, 2011, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))
3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))
10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))
10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†
10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†
10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†
10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†
10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†
10.9	Fourth Amended and Restated Employment Agreement, dated as of January 21, 2009, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.10	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Rex Geveden (filed herewith)†

Exhibit
No.	Description

10.11	Form of Amendment to the Change of Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†
10.12	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†
10.13	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†
10.13	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Rex Geveden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†
10.14	Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295)†
10.15	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295))†
10.16	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†
10.17	Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007 (File No. 1-5295))†
10.18	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†
10.19	Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†
10.20	Form of Restricted Stock Award Agreement — January 22, 2008 Award (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2008 (File No. 1-15295))†
10.21	Form of Restricted Stock Award Agreement — January 20, 2009 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.22	Form of Restricted Stock Award Agreement under the 2008 Incentive Award Plan†
10.23	Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.24	Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†
10.25	Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

Exhibit
No.	Description

10.26	Credit Agreement, dated as of February 25, 2011, by and among Teledyne Technologies Incorporated, certain of its subsidiaries and the lenders named therein, together with Schedules and Exhibits thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 25, 2011 (File No. 1-15295))
10.27	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†
10.28	Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†
10.29	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No. 1-15295))†
14.1	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.2	Code of Ethics for Financial Executives — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.3	Directors Code of Business Conduct and Ethics — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
21	Subsidiaries of Teledyne Technologies Incorporated*
23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*
24.1	Power of Attorney — Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following materials from Teledyne Technologies Incorporated’s Annual Report on Form 10-K for the year ended January 2, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text.

*	Submitted electronically herewith.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.