Form 10-Q
period 2011-04-03
TELEDYNE TECHNOLOGIES INC
filed 2011-05-13
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $.01 par value per share	36,727,575 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PAGE
Part I Financial Information	2

Item 1. Financial Statements	2

Condensed Consolidated Statements of Income	2

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

Part II Other Information	29

Item 1A. Risk Factors	29

Item 6. Exhibits	29

Signatures	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 3, 2011 AND APRIL 4, 2010
(Unaudited — Amounts in millions, except per-share amounts)

	Three Months
	2011	2010
Net sales	$468.1	$404.9
Costs and expenses
Cost of sales	313.1	287.8
Selling, general and administrative expenses	100.3	77.1

Total costs and expenses	413.4	364.9

Income before other income and expense and income taxes	54.7	40.0
Other income (expense), net	(0.3)	0.7
Interest and debt expense, net	(4.4)	(1.0)

Income from continuing operations before income taxes	50.0	39.7
Provision for income taxes	17.5	14.7

Net income from continuing operations	32.5	25.0
Loss from discontinued operations	(0.5)	—

Net income attributable to Teledyne Technologies	$32.0	$25.0

Basic earnings per common share:
Continuing operations	$0.89	$0.69
Discontinued operations	(0.01)	—

Net income attributable to Teledyne Technologies	$0.88	$0.69

Weighted average common shares outstanding	36.5	36.2

Diluted earnings per common share:
Continuing operations	$0.87	$0.68
Discontinued operations	(0.01)	—

Net income attributable to Teledyne Technologies	$0.86	$0.68

Weighted average diluted common shares outstanding	37.2	36.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited -Amounts in millions, except share amounts)

	April 3,	January 2,
	2011	2011
Assets

Current Assets
Cash and cash equivalents	$29.9	$75.1
Accounts receivable, net	301.1	254.8
Inventories, net	214.8	172.3
Deferred income taxes, net	26.7	28.4
Prepaid expenses and other current assets	38.7	42.3
Assets of discontinued operation held for sale	78.9	75.1

Total current assets	690.1	648.0

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $263.2 at April 3, 2011 and $254.0 at January 2, 2011	255.3	203.4
Goodwill, net	723.0	546.3
Acquired intangibles, net	204.8	113.9
Other assets, net	70.0	46.2

Total Assets	$1,943.2	$1,557.8

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$124.1	$100.6
Accrued liabilities	180.3	177.3
Liabilities of discontinued operation held for sale	62.2	61.3
Current portion of long-term debt and capital leases	1.6	2.0

Total current liabilities	368.2	341.2
Long-term debt and capital leases	578.6	265.3
Accrued pension obligation	27.6	62.1
Accrued postretirement benefits	16.1	16.5
Other long-term liabilities	104.6	85.7

Total Liabilities	1,095.1	770.8
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; outstanding shares 36,711,050 at April 3, 2011 and 36,363,372 at January 2, 2011	0.4	0.4
Additional paid-in capital	279.8	267.5
Retained earnings	735.7	703.7
Accumulated other comprehensive loss	(173.7)	(185.6)

Total Teledyne Technologies Stockholders’ Equity	842.2	786.0
Noncontrolling interest	5.9	1.0

Total Stockholders’ Equity	848.1	787.0

Total Liabilities and Stockholders’ Equity	$1,943.2	$1,557.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2011 AND APRIL 4, 2010
(Unaudited — Amounts in millions)

	Three Months
	2011	2010
Operating Activities
Net income from continuing operations before non-controlling interest	$32.5	$25.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13.9	10.6
Deferred income taxes	10.6	(3.5)
Stock option expense	1.4	1.3
Excess income tax benefits from stock options exercised	(2.7)	(0.4)

Changes in operating assets and liabilities, excluding the effect of business acquired:
Increase in accounts receivable	(5.5)	(23.5)
Increase in inventories	(3.5)	(10.8)
Decrease (increase) in prepaid expenses and other assets	(4.9)	0.8
Increase in accounts payable	10.4	6.9
Decrease in accrued liabilities	(17.4)	(12.5)
Increase in income taxes payable, net	14.8	13.1
Increase in long-term assets	(7.3)	(6.8)
Decrease in other long-term liabilities	(3.5)	(0.4)
Increase (decrease) in accrued pension obligation	(34.5)	1.0
Decrease in accrued postretirement benefits	(0.5)	(0.6)
Other operating, net	2.8	4.3

Net cash provided by operating activities from continuing operations	6.6	4.5
Net cash used by discontinued operations	(3.0)	(1.5)

Net cash provided by operating activities	3.6	3.0

Investing Activities
Purchases of property, plant and equipment	(6.5)	(4.9)
Purchase of businesses and other investments	(363.5)	(4.5)

Net cash used in investing activities from continuing operations	(370.0)	(9.4)
Net cash used in discontinued operations	(0.4)	(0.4)

Net cash used in investing activities	(370.4)	(9.8)

Financing Activities
Net proceeds from debt	313.2	9.7
Proceeds from exercise of stock options	5.7	1.0
Excess income tax benefits from stock options exercised	2.7	0.4

Net cash provided by financing activities	321.6	11.1

Increase (decrease) in cash and cash equivalents	(45.2)	4.3
Cash and cash equivalents—beginning of period	75.1	26.1

Cash and cash equivalents—end of period	$29.9	$30.4

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 3, 2011
Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne Technologies or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (2010 Form 10-K).
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of April 3, 2011 and the consolidated results of operations and cash flows for the three months then ended. The results of operations and cash flows for the period ended April 3, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
The following summarizes the acquisitions made in 2011 and 2010.

		Ownership	Primary	Pre-acquisition	Transaction	Purchase Price
Name and Description(1)	Date Acquired	Purchased	Location(s)	Sales Volume	Type	(2)(3)
						( in millions)
First Quarter 2011
DALSA Corporation (“DALSA”)	February 12, 2011	100.0%	Waterloo,	CAD $212.3 million
Designs, develops, manufacturers and markets			Ontario,	for the fiscal year
digital imaging products and semiconductors			Canada	ended December
				31, 2010	Stock	$339.5
Nova Sensors	March 17, 2011	51.0%	Solvang, CA	$3.7 million for the
Designs integrated circuits, highly integrated				fiscal year ended
camera electronics, and manufactures compact				December 31, 2010	Stock	$5.1
mid-wave and short-wave infrared camera systems

Fiscal Year 2010
Optimum Optical Systems, Inc (“Optimum”)	June 7, 2010	100.0%	Camarillo, CA	$5.9 million for the
Designs and manufacturers custom optics and				fiscal year ended
optomechanical assemblies				December 31, 2009	Stock	$5.7
Intelek plc (“Intelek”)	July 26, 2010	100.0%	United Kingdom	£38 million for the
Designs and manufactures electronic systems			and State	fiscal year ended
for satellite and microwave communication and			College, PA	March 31, 2010	Stock	$43.5
aerostructure manufacturing
Hafmynd ehf., now know as Teledyne Gavia	September 20, 2010	100.0%	Reykjavik,	532.4 million
(“Gavia”)			Iceland	Icelandic króna for
Designs and manufactures the Gavia™				the fiscal year
autonomous underwater vehicle (AUV)				ended December
				31, 2009	Stock	$10.8

1)	The DALSA and Optimum acquisitions are part of the Digital Imaging segment. The Gavia acquisition is part of the Instrumentation segment. Intelek is part of the Aerospace and Defense Electronics segment, except for the CML division of Intelek which is part of the Engineered Systems segment.

2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including certain acquisition transaction costs.

3)	On March 31, 2011, we acquired a 19% interest in Optech Incorporated (“Optech”) for $18.9 million in cash. Optech is a laser-based survey and digital imaging company. In March 2010, we acquired a 16.3% interest in Optical Alchemy, Inc. (“Optical Alchemy”), a designer and manufacturer of ultra-light electro optical gimbal system for $4.5 million.
Teledyne Technologies funded the purchases primarily from borrowings under its credit facility and cash on hand.
DALSA’s results have been included since the date of the acquisition. The unaudited pro forma information below assumes that DALSA had been acquired at the beginning of the 2011 and 2010 fiscal years and includes the effect of estimated amortization of acquired identifiable intangible assets, increased interest expense on net acquisition debt, as well as the impact of purchase accounting adjustments for certain liabilities and inventory valuation adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	First Quarter
(unaudited - in millions, except per share amounts)	2011	2010
Net sales	$492.2	$453.3
Net income from continuing operations	$23.9	$22.2
Net income attributable to Teledyne Technologies	$23.4	$22.2
Basic earnings per common share — continuing operations	$0.65	$0.61
Basic earnings per common share — attributable to Teledyne Technologies	$0.64	$0.61
Diluted earnings per common share — continuing operations	$0.64	$0.60
Diluted earnings per common share— attributable to Teledyne Technologies	$0.63	$0.60

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.
Teledyne Technologies’ goodwill was $723.0 million at April 3, 2011 and $546.3 million at January 2, 2011. The increase in the balance of goodwill in 2011 primarily resulted from the acquisition of DALSA. Teledyne Technologies’ net acquired intangible assets were $204.8 million at April 3, 2011 and $113.9 million at January 2, 2011. The increase in the balance of acquired intangible assets in 2011 primarily resulted from the acquisition of DALSA. The Company’s cost to acquire DALSA has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company is still in the process of specifically identifying the amount to be assigned to certain liabilities and the related impact on taxes and goodwill for the DALSA acquisition. The Company made preliminary estimates as of April 3, 2011, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made during fiscal 2011 (in millions):

Current assets	$98.6
Property, plant and equipment	53.3
Goodwill	170.7
Acquired intangible assets	93.5
Current liabilities	(33.1)
Long-term liabilities	(38.4)

Total net assets acquired	$344.6

Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income attributable to common stockholders, minimum pension liability adjustments, unamortized interest rate swap gain and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the first quarter of 2011 and 2010 consists of the following (in millions):

	First Quarter
	2011	2010
Net income before noncontrolling interest	$32.5	$25.0
Other comprehensive gain (loss), net of tax:
Foreign currency translation losses	11.6	(7.3)
Interest rate swap position/cash flow hedges	0.3	0.4
Minimum pension liability adjustment	—	0.3

Total other comprehensive gain (loss)	11.9	(6.6)

Total comprehensive income	44.4	18.4
Less: Amounts attributable to noncontrolling interests (a):
Net income	—	—
Foreign currency translation losses	—	—

Total other comprehensive loss	—	—

Comprehensive income attributable to common stockholders	$44.4	$18.4

(a)	Noncontrolling interest in subsidiaries’ earnings in both the first quarter of 2011 and 2010 was less than $0.1 million for both periods.
Note 4. Derivative Instruments
Teledyne Technologies transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. In addition, from time to time, the Company may utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. The gains and losses on these derivatives are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. Under ASC 815, Derivatives and Hedging, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne Technologies does not use foreign currency forward contracts for speculative or trading purposes.
Cash Flow Hedging Activities
In February 2011, Teledyne Technologies began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a gain of approximately $0.3 million over the next twelve months.
In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from accumulated other comprehensive income to interest and other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income and expense. As of April 3, 2011, Teledyne Technologies had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $47.3 million and these contracts had a fair value of $0.3 million on that date. These foreign currency forward contracts have maturities ranging from April 2011 to February 2012. As of January 2, 2011, we had no foreign currency forward contracts outstanding.

The effect of the gains and losses from our foreign currency forward contracts in our income statement for the three months ended April 3, 2011 was immaterial.

(in millions)	First Quarter 2011
Beginning balance of unrealized gain on derivative instruments	$—
Change in unrealized gain on derivative instruments	0.3

Ending balance of unrealized gain on derivative instruments	$0.3

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

		April 3,
Asset derivatives	Balance sheet location	2011
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$0.3

Total derivatives designated as hedging instruments:		0.3

Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	—

Total derivatives not designated as hedging instruments:		—

Total asset derivatives		$0.3

Note 5. Earnings Per Share
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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First	First
	Quarter	Quarter
	2011	2010
Net income from continuing operations	$32.5	$25.0
Loss from discontinued operations, net of income taxes	(0.5)	—

Net income attributable to Teledyne Technologies (a)	$32.0	$25.0

Basic earnings per share:
Weighted average common shares outstanding	36.5	36.2

Basic earnings per common share
— Continuing operations	$0.89	$0.69
— Discontinued operations	(0.01)	—

Basic earnings per common share	$0.88	$0.69

Diluted earnings per share
Weighted average common shares outstanding	36.5	36.2
Diluted effect of contingently issuable shares	0.7	0.6

Weighted average common shares outstanding	37.2	36.8

Diluted earnings per common share
— Continuing operations	$0.87	$0.68
— Discontinued operations	(0.01)	—

Diluted earnings per common share	$0.86	$0.68

(a)	Noncontrolling interest in subsidiaries’ earnings in both the first quarter of 2011 and 2010 was less than $0.1 million for both periods.
Note 6. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.4 million and $1.3 million in stock option compensation expense for the first quarter of 2011 and 2010, respectively. Employee stock option grants are expensed evenly over the three year vesting period. In 2011, the Company currently expects approximately $5.8 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was six years. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2011 and 2010:

	2011	2010
Expected dividend yield	—	—
Expected volatility	36.8%	35.3%
Risk-free interest rate	2.1%	2.4%
Expected life in years	6.2	6.0
Based on the assumptions in the table above, the grant date fair value of stock options granted in 2011 and 2010 was $18.81 and $16.44, respectively.
Stock option transactions for Teledyne Technologies’ employee stock option plans for the first quarter ended April 3, 2011 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	2,456,296	$33.07
Granted	497,138	$47.33
Exercised	(223,136)	$23.45
Canceled or expired	(12,892)	$33.10

Ending balance	2,717,406	$36.48

Options exercisable at quarter-end	1,946,700	$32.91

Stock option transactions for Teledyne Technologies’ non-employee director stock option plan for the first quarter ended April 3, 2011 are summarized as follows:

		Weighted
		Average
		Exercise
	Shares	Price
Beginning balance	440,825	$28.23
Granted	5,227	$30.42
Exercised	(34,673)	$13.33

Ending balance	411,379	$29.51

Options exercisable at quarter-end	368,816	$28.35

Performance Share Plan and Restricted Stock Award Program
In February 2011, Teledyne issued 47,589 shares of common stock in connection with the third and final installment of the 2006 to 2008 Performance Share Plan performance period. Also in February 2011, the restriction was removed for 22,633 shares of Teledyne common stock and 5,280 shares were forfeited related to the 2008 to 2010 Restricted Stock performance period.
Note 7. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $1.7 million at April 3, 2011 and $61.8 million at January 2, 2011.

Note 8. Inventories
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

Balance at	April 3, 2011	January 2, 2011
Raw materials and supplies	$106.3	$90.6
Work in process	118.0	97.8
Finished goods	23.9	18.3

	248.2	206.7
Progress payments	(17.1)	(17.9)
LIFO reserve	(16.3)	(16.5)

Total inventories, net	$214.8	$172.3

Inventories at cost determined on the LIFO method were $101.6 million at April 3, 2011 and $98.9 million at January 2, 2011. The remainder of the inventories using average cost or the FIFO methods, were $146.6 million at April 3, 2011 and $107.8 million at January 2, 2011.
Note 9. Supplemental Balance Sheet Information
Other long-term assets included amounts related to a deferred compensation plan of $34.3 million and $31.9 million at April 3, 2011 and January 2, 2011, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $67.5 million and $87.2 million at April 3, 2011 and January 2, 2011, respectively. Accrued liabilities also included customer related deposits and credits of $42.4 million and $28.6 million at April 3, 2011 and January 2, 2011, respectively. Other long-term liabilities included amounts related to a deferred compensation plan of $34.3 million and $31.9 million at April 3, 2011 and January 2, 2011, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first quarter of 2011 and 2010 are as follows (in millions):

	First Quarter
	2011	2010
Balance at beginning of year	$13.0	$13.6
Accruals for product warranties charged to expense	1.0	1.0
Cost of product warranty claims	(1.1)	(1.2)
Acquisitions	1.1	—

Balance at end of period	$14.0	$13.4

Note 10. Income Taxes
The Company’s effective income tax rate for the first quarter of 2011 was 35.0% compared with 37.0% for the first quarter 2010. The decrease primarily reflected a change in the proportion of domestic and international income.
Except for claims for refunds related to credits for research and development activities, the Company has concluded all U.S. federal and California income tax matters for all years through 2006. Substantially all other material state, local and foreign income tax matters have been concluded for DALSA and its subsidiaries for years through 2002, and for other Teledyne Technologies companies for years through 2005. Subsidiaries in Canada are under audit for 2006 through 2009. The Company believes appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years.
Unrecognized tax benefits increased by $6.4 million in connection with the DALSA acquisition. Interest on those uncertain benefits in the amount of $4.2 million was recognized in the statement of financial position. During the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by $4.6 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.
The Company’s intention is to permanently reinvest the earnings of its subsidiaries in Canada and The Netherlands, thereby indefinitely postponing their remittance of any earnings to the United States.
Note 11. Long-Term Debt and Capital Leases
On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. The new facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $227.4 million at April 3, 2011. The credit agreement requires the Company to comply with various financial and operating covenants and at April 3, 2011, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs.

Long-term debt consisted of the following (in millions):

Balance at	April 3, 2011	January 2, 2011
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
$550.0 million revolving credit facility, weighted average rate of 1.72% at April 3, 2011	310.5	—
$5.0 million credit line, interest rate of 1.18% at April 3, 2011	3.0	—

Total long-term debt	$563.5	$250.0

The Company also has $16.7 million in capital leases, of which $1.6 million is current. At April 3, 2011, Teledyne Technologies had $12.1 million in outstanding letters of credit.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
The Company is subject to federal, state and local environmental laws and regulations which require that it investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the Company has been identified as a potentially responsible party under the federal Superfund laws and comparable state laws.
In accordance with the Company’s accounting policy disclosed in Note 2 to the consolidated financial statements in the 2010 Form 10-K, environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the Company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the loss or range of loss, or certain components thereof. Estimates of the Company’s liability are subject to uncertainties as described in Note 15 to the consolidated financial statements in the 2010 Form 10-K. As investigation and remediation of these sites proceeds, it is likely that adjustments in the Company’s accruals will be necessary to reflect new information. The amounts of any such adjustments could have a material adverse effect on the Company’s results of operations in a given period, but the amounts, and the possible range of loss in excess of the amounts accrued, are not reasonably estimable. Based on currently available information, management does not believe that future environmental costs in excess of those accrued, with respect to sites with which the Company has been identified, are likely to have a material adverse effect on the Company’s financial condition or results of operations. The Company cannot provide assurance that additional future developments, administrative actions or liabilities relating to environmental matters will not have a material adverse effect on the Company’s financial condition or results of operations.
At April 3, 2011, the Company’s reserves for environmental remediation obligations totaled $5.9 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. Teledyne Technologies has aircraft and product liability insurance with an annual self-insured retention for general aviation aircraft liabilities incurred in connection with products manufactured by Teledyne Continental Motors of $5.0 million for its current aircraft product liability insurance policies which expire on May 31, 2011. At April 3, 2011, the Company’s reserves for aircraft product liabilities totaled $47.3 million which is included in liabilities of discontinued operation held for sale. The reserve is developed based on several factors, including the number and nature of claims, the level of annual self-insurance retentions, historic payments and consultations with our insurers and outside counsel, all of which are used as a basis for estimating future losses. On April 19, 2011, Teledyne Technologies completed the sale of its piston engines businesses for $186.0 million in cash, prior to customary working capital adjustments.
In March 2009, Cold Creek Enterprises, Inc. and Bob DaSilva commenced a lawsuit against DALSA Corporation and certain related entities in the Ontario Superior Court of Justice. The claims originate from the interest of Mr. DaSilva’s company in DALSA Digital Camera Inc., a joint venture entered into in November 2004 and a discontinued business of DALSA since the third quarter of 2008. The lawsuit seeks various forms of relief, including damages in excess of CAD $20.0 million. The lawsuit is being vigorously defended, and a counterclaim has been filed against the plaintiff.
Note 13. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004. The Company’s assumed discount rate on plan liabilities is 5.9% for 2011 and 6.25% for 2010. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2011 and 2010.
Teledyne Technologies’ net periodic pension expense was $2.8 million for the first quarter of 2011, compared with net periodic pension expense of $1.2 million for the first quarter of 2010. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.0 million for the first quarter of 2011, compared with $2.4 million for the first quarter of 2010. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. The increase in 2011 pension expense reflects the impact of a reduction in the discount rate used to calculate pension liabilities, partially offset by favorable returns on pension assets in 2010. Teledyne made a voluntary $37.0 million cash pension contribution to its qualified pension plan in the first quarter of 2011, compared with no contribution to the qualified pension plan in the first quarter of 2010. In the second quarter of 2011, Teledyne made a voluntary cash contribution to its qualified pension plan of $32.0 million.

In connection with the acquisition of Intelek, the Company assumed responsibility for a defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In the first quarter of 2011, the Company recorded less than $0.1 million in expense related to the plan.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne Technologies’ defined benefit pension plans and postretirement benefit plans for the first quarter of 2011 and 2010 (in millions):

	First Quarter
Pension Benefits – U.S. Plans	2011	2010
Service cost — benefits earned during the period	$3.6	$3.4
Interest cost on benefit obligation	10.4	10.2
Expected return on plan assets	(15.1)	(14.3)
Amortization of prior service cost	0.1	0.1
Recognized actuarial loss	3.8	1.9

Net periodic benefit expense	2.8	1.3
Less: expense attributable to discontinued operations	—	(0.1)

Net periodic benefit expense — continuing operations	$2.8	$1.2

First
Quarter
Pension Benefits – Non U.S. Plans	2011
Interest cost on benefit obligation	$0.4
Expected return on plan assets	(0.4)

Net periodic benefit expense	$—

	First Quarter
Postretirement Benefits	2011	2010
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.2	0.3
Amortization of prior service cost	(0.1)	(0.1)
Recognized actuarial gain	(0.2)	(0.3)

Net periodic benefit income	(0.1)	(0.1)
Less: income attributable to discontinued operations	(0.1)	(0.1)

Net periodic benefit income — continuing operations	$—	$—

Note 14. Industry Segments
Teledyne is a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.
In the fourth quarter of 2010, the Company realigned and changed the reporting structure of some of its reportable business units. The former Electronics and Communications segment is now reporting as three segments: Instrumentation; Digital Imaging; and Aerospace and Defense Electronics. The businesses that comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. The battery products business, with revenues of $15.5 million in 2010, is now part of the Aerospace and Defense Electronics segment, and the energy systems and the turbine engine businesses, with combined revenues of $53.9 million in 2010, are now part of the Engineered Systems segment. Previously reported segment data has been restated to reflect this realignment and structure and the classification of the former Aerospace Engines and Components segment as a discontinued operation (see also Note 15).
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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	First	First
	Quarter	Quarter	%
	2011	2010	Change
Net sales:
Instrumentation	$157.9	$134.4	17.5%
Digital Imaging	66.2	29.8	122.1%
Aerospace and Defense Electronics	166.9	149.9	11.3%
Engineered Systems	77.1	90.8	(15.1)%

Total net sales	$468.1	$404.9	15.6%

Operating profit and other segment income:
Instrumentation	$32.0	$22.7	41.0%
Digital Imaging	3.9	2.2	77.3%
Aerospace and Defense Electronics	21.6	15.6	38.5%
Engineered Systems	6.6	6.9	(4.3)%

Segment operating profit and other segment income	$64.1	$47.4	35.2%
Corporate expense	(9.4)	(7.4)	27.0%
Other income (expense), net	(0.3)	0.7	*
Interest expense, net	(4.4)	(1.0)	*

Income from continuing operations before income taxes	50.0	39.7	25.9%
Provision for income taxes	17.5	14.7	19.0%

Net income from continuing operations	32.5	25.0	30.0%
Loss from discontinued operations, net of income taxes	(0.5)	—	*

Net income attributable to Teledyne Technologies	$32.0	$25.0	28.0%

*	percentage change not meaningful
As a result of the acquisition of DALSA, total assets of the Digital Imaging segment increased by approximately $428.4 million at April 3, 2011.

Product Lines
This Instrumentation segment includes two product lines: Environmental Instrumentation; and Marine Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. This Engineered Systems segment includes three product lines: Engineered Products and Services; Turbine Engines; and Energy Systems.
     The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	First	First
	Quarter	Quarter
Instrumentation	2011	2010
Environmental Instrumentation	$58.7	$53.7
Marine Instrumentation	99.2	80.7

Total	$157.9	$134.4

	First	First
	Quarter	Quarter
Engineered Systems	2011	2010
Engineered Products and Services	$65.7	$78.4
Turbine Engines	4.4	2.5
Energy Systems	7.0	9.9

Total	$77.1	$90.8

Note 15. Discontinued Operation
In December 2010, we entered into an agreement to sell our general aviation piston engines businesses, which comprised the former Aerospace Engines and Components segment, to Technify Motor (USA) Inc., a subsidiary of China-based AVIC International Holding Corporation, for $186.0 million in cash, prior to customary working capital adjustments. We have restated prior year financial data to classify this segment as a discontinued operation. The sale closed on April 19, 2011.
The operating assets and liabilities of Aerospace Engines and Components segment have been reclassified as assets and liabilities of discontinued operations and are included in current assets and current liabilities on the balance sheet. The following is a summary of the assets and liabilities for the discontinued operation (in millions):

	April 3, 2011	January 2, 2011
Accounts receivable, net	$15.3	$13.8
Inventories, net	19.3	17.2
Other current assets	6.8	7.5
Property, plant and equipment,	18.5	18.6
Goodwill, net	0.9	0.9
Other long-term assets	18.1	17.1

Total Assets	$78.9	$75.1

Accounts payable	$6.8	$6.8
Accrued liabilities	6.1	6.3
Other long-term liabilities, including aircraft product liabilities	49.3	48.2

Total Liabilities	$62.2	$61.3

Sales for this discontinued segment were $33.4 million and $34.3 million for the first quarter of 2011 and 2010, respectively. The operating results were a net loss of $0.5 million in the first quarter of 2011 and breakeven for the first quarter of 2010. The operating results included an income tax benefit of $0.3 million in the first quarter of 2011.
Note 16. Subsequent Event
On April 19, 2011, Teledyne Technologies completed the sale of its piston engines businesses, consisting of the capital stock of Teledyne Continental Motors, Inc. and Teledyne Mattituck Services, Inc., for $186.0 million in cash, prior to customary working capital adjustments.
On April 19, 2011, Teledyne made a $32.0 million cash contribution to the domestic qualified pension plan.

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
Consistent with this strategy, we made two acquisitions and acquired a minority interest investment in the first quarter of 2011 and made three acquisitions and acquired a minority interest investment in 2010. In December 2010, we entered into an agreement to sell our general aviation piston engines businesses, which comprised the former Aerospace Engines and Components segment for $186.0 million in cash, prior to customary working capital adjustments. Accordingly, our consolidated financial statements have been restated to classify the Aerospace Engines and Components segment as a discontinued operation. The sale closed on April 19, 2011.
In addition, in the fourth quarter of 2010, we realigned and changed the reporting structure of some of our businesses. Our former Electronics and Communications segment is now reported as three separate segments, Instrumentation, Digital Imaging and Aerospace and Defense Electronics. The businesses that comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. The battery products business, with revenues of $15.5 million in 2010, is now part of the Aerospace and Defense Electronics segment, and the energy systems and the turbine engine businesses, with combined revenues of $53.9 million in 2010, are now part of the Engineered Systems segment. We have restated our previously reported segment data to reflect this revised segment reporting structure.
In early 2011, we completed the acquisition of DALSA Corporation (“DALSA”). DALSA, a Canadian-based company, is a designer and manufacturer of digital imaging products as well as semiconductor wafers and components. Among other things, our combined digital imaging technologies should allow us to develop new infrared and visible light products for our respective markets and customers. With the recently completed acquisition of DALSA and the divestiture of our general aviation piston engines businesses, we have transformed into an electronics, digital imaging, instrumentation and engineering focused company.

Our Recent Acquisitions
The following summarizes the acquisitions made in 2011 and 2010.

		Ownership	Primary	Pre-acquisition	Transaction	Purchase Price
Name and Description (1)	Date Acquired	Purchased	Location(s)	Sales Volume	Type	(2)(3)
( in millions)
First Quarter 2011
DALSA Corporation (“DALSA”)	February 12, 2011	100.0%	Waterloo,	CAD $212.3 million	Stock	$339.5
Designs, develops, manufacturers and markets			Ontario,	for the fiscal year
digital imaging products and semiconductors			Canada	ended December
31, 2010
Nova Sensors	March 17, 2011	51.0%	Solvang, CA	$3.7 million for the	Stock	$5.1
Designs integrated circuits, highly integrated				fiscal year ended
camera electronics, and manufactures compact				December 31, 2010
mid-wave and short-wave infrared camera systems

Fiscal Year 2010
Optimum Optical Systems, Inc (“Optimum”)	June 7, 2010	100.0%	Camarillo, CA	$5.9 million for the	Stock	$5.7
Designs and manufacturers custom optics and				fiscal year ended
optomechanical assemblies				December 31, 2009
Intelek plc (“Intelek”)	July 26, 2010	100.0%	United Kingdom	£38 million for the	Stock	$43.5
Designs and manufactures electronic systems			and State	fiscal year ended
for satellite and microwave communication and			College, PA	March 31, 2010
aerostructure manufacturing
Hafmynd ehf., now know as Teledyne Gavia	September 20, 2010	100.0%	Reykjavik,	532.4 million	Stock	$10.8
(“Gavia”)			Iceland	Icelandic króna for
Designs and manufactures the Gavia™				the fiscal year
autonomous underwater vehicle (AUV)				ended December
31, 2009

1)	The DALSA and Optimum acquisitions are part of the Digital Imaging segment. The Gavia acquisition is part of the Instrumentation segment. Intelek is part of the Aerospace and Defense Electronics segment, except for the CML division of Intelek which is part of the Engineered Systems segment.

2)	The purchase price represents the contractual consideration for the acquired business, net of cash acquired, including certain acquisition transaction costs.

3)	On March 31, 2011, we acquired a 19% interest in Optech Incorporated (“Optech”) for $18.9 million in cash. Optech is a laser-based survey and digital imaging company. In March 2010, we acquired a 16.3% interest in Optical Alchemy, Inc. (“Optical Alchemy”), a designer and manufacturer of ultra-light electro optical gimbal system for $4.5 million.
Teledyne Technologies funded the purchases primarily from borrowings under its credit facility and cash on hand.
Results of Operations
First quarter of 2011 compared with the first quarter of 2010
Our first quarter 2011 sales were $468.1 million, compared with sales of $404.9 million for the same period of 2010, an increase of 15.6%. Net income attributable to Teledyne Technologies was $32.0 million ($0.86 per diluted share) for the first quarter of 2011, compared with $25.0 million ($0.68 per diluted share) for 2010, an increase of 28.0%. Net income attributable to Teledyne Technologies excluding discontinued operations was $32.5 million ($0.87 per diluted share) for 2011, compared with $25.0 million ($0.68 per diluted share) for 2010, an increase of 30.0%.
The first quarter of 2011, compared with the same period in 2010, reflected higher sales in each business segment except for the Engineered Systems segment. Incremental revenue in the first quarter of 2011 from recent acquisitions was $47.6 million.
The increase in earnings for the first quarter of 2011, compared with the same period of 2010, reflected improved results in each operating segment except the Engineered Systems segment. The increase in earnings reflected the impact of acquisitions as well as improved margins in each operating segment. The incremental operating profit included in the results for the first quarter of 2011 from recent acquisitions was $2.1 million and included charges of $2.0 million, related to acquisition activity, as well as, $1.6 million in acquired intangible asset amortization from the DALSA acquisition.
The first quarter of 2011 included pension expense of $2.8 million, compared with pension expense of $1.2 million in the first quarter of 2010. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.0 million in the first quarter of 2011, compared with pension expense of $2.4 million in the first quarter of 2010. The increase in 2011 pension expense reflects the impact of a reduction in the discount rate used to calculate pension liabilities from 6.25% for 2010 to 5.9% for 2011, partially offset by favorable returns on pension assets in 2010.
In the first quarter of 2011 and 2010, we recorded a total of $1.4 million and $1.3 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.
Cost of sales in total dollars was higher in the first quarter of 2011, compared with the first quarter of 2010, which reflected the impact of higher sales. Cost of sales as a percentage of sales for the first quarter of 2011 decreased to 66.9% from 71.1% for the first quarter of 2010 and reflected the impact of the DALSA cost structure which has a lower cost of sales percentage than the overall Teledyne cost of sales percentage. In addition, the lower cost of sales percentage reflects the benefit of the increase in sales while certain fixed costs remained flat.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first quarter of 2011, compared with the first quarter of 2010, and reflected the impact of higher sales, higher acquired intangible asset amortization and higher research and development costs. Selling, general and administrative expenses for the first quarter of 2011, as a percentage of sales, increased to 21.4%, compared with 19.0% in the first quarter of 2010 and also reflected the impact of the DALSA cost structure which has a higher selling, general and administrative expense percentage than the overall Teledyne selling, general and administrative expense percentage.
Interest expense, net of interest income, was $4.4 million in the first quarter of 2011, compared with $1.0 million for the first quarter of 2010. The increase in interest expense primarily reflected the impact of higher outstanding debt levels and higher overall average interest rates from our new credit facility and our senior notes.
The Company’s effective income tax rate for the first quarter of 2011 was 35.0% compared with 37.0% for the first quarter of 2010. The decrease primarily reflected a change in the proportion of domestic income and international income.
Noncontrolling interest in subsidiaries’ earnings in both the first quarter of 2011 and 2010 reflected the minority ownership interest in Teledyne Energy Systems, Inc. and was less than $0.1 million for both periods.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First	First
	Quarter	Quarter	%
	2011	2010	Change
Net sales:
Instrumentation	$157.9	$134.4	17.5%
Digital Imaging	66.2	29.8	122.1%
Aerospace and Defense Electronics	166.9	149.9	11.3%
Engineered Systems	77.1	90.8	(15.1)%

Total net sales	$468.1	$404.9	15.6%

Operating profit and other segment income:
Instrumentation	$32.0	$22.7	41.0%
Digital Imaging	3.9	2.2	77.3%
Aerospace and Defense Electronics	21.6	15.6	38.5%
Engineered Systems	6.6	6.9	(4.3)%

Segment operating profit and other segment income	$64.1	$47.4	35.2%
Corporate expense	(9.4)	(7.4)	27.0%
Other income (expense), net	(0.3)	0.7	*
Interest expense, net	(4.4)	(1.0)	*

Income from continuing operations before income taxes	50.0	39.7	25.9%
Provision for income taxes	17.5	14.7	19.0%

Net income from continuing operations	32.5	25.0	30.0%
Loss from discontinued operations, net of income taxes	(0.5)	—	*

Net income attributable to Teledyne Technologies	$32.0	$25.0	28.0%

*	percentage change not meaningful
Instrumentation
The Instrumentation segment’s first quarter 2011 sales were $157.9 million, compared with $134.4 million in the first quarter of 2010, an increase of 17.5%. First quarter 2011 operating profit was $32.0 million, compared with operating profit of $22.7 million in the first quarter of 2010, an increase of 41.0%.
The first quarter 2011 sales change resulted primarily from higher sales of marine and environmental instrumentation products. The higher sales of $18.5 million for marine instrumentation included improved sales of geophysical sensors for the energy exploration market, as well as increased sales of marine interconnect systems. The higher sales of $5.0 million for environmental instrumentation reflected improved sales for most product offerings. The increase in operating profit reflected the impact of higher sales and ongoing cost reductions and product mix differences.
Digital Imaging
The Digital Imaging segment’s first quarter 2011 sales were $66.2 million, compared with $29.8 million in the first quarter of 2010, an increase of 122.1%. Operating profit was $3.9 million for the first quarter of 2011, compared with operating profit of $2.2 million in the first quarter of 2010, an increase of 77.3%.
The 2011 sales increase included $32.4 million in revenue from the February 12, 2011 acquisition of DALSA and $1.5 million in revenue from the June 7, 2010 acquisition of Optimum, as well as higher organic sales. The increase in operating profit reflected the impact of higher sales and incremental operating profit from recent acquisitions of $2.1 million. The incremental operating profit of $2.1 million from recent acquisitions for the first quarter of 2011 included $2.0 million in acquisition expenses, as well as, $1.6 million in acquired intangible asset amortization from the DALSA acquisition.
Aerospace and Defense Electronics
The Aerospace and Defense Electronics segment’s first quarter 2011 sales were $166.9 million, compared with $149.9 million in the first quarter of 2010, an increase of 11.3%. Operating profit was $21.6 million for the first quarter of 2011, compared with operating profit of $15.6 million in the first quarter of 2010, an increase of 38.5%
The 2011 sales increase resulted from $14.0 million of higher sales of microwave devices and interconnects, as well as increased sales of $8.4 million from avionic products and electronic relays, partially offset by a reduction of $5.4 million in sales of electronic manufacturing services. The increased sales of microwave devices and interconnects included sales of $9.9 million from the Paradise Datacom and Labtech divisions of Intelek acquired in July 2010. The increase in operating profit reflected the impact of higher sales, incremental operating profit from recent acquisitions of $0.2 million, cost reductions and product mix.
Engineered Systems
The Engineered Systems segment’s first quarter 2011 sales were $77.1 million, compared with $90.8 million in the first quarter of 2010, a decrease of 15.1%. Operating profit was $6.6 million for the first quarter 2011, compared with operating profit of $6.9 million in the first quarter of 2010, a decrease of 4.3%.
The first quarter 2011 sales decrease reflected lower sales of $12.7 million from engineered products and services, including lower sales for space and defense programs partially offset by $3.5 million in sales from the July 2010 acquisition of the CML division of Intelek, as well as lower energy systems sales of $2.9 million, partially offset by higher sales of $1.9 million of turbine engines resulting from increased sales for the Joint Air-to-Surface Standoff Missile (“JASSM”) program. Operating profit in the first quarter of 2011 reflected the impact of lower sales and higher pension expense, partially offset by the impact of higher margins for engineered products and services and turbine engines. Operating profit included pension expense of $1.3 million in the first quarter of 2011, compared with $0.4 million in the first quarter of 2010. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.2 million in the first quarter of 2011, compared with $1.8 million in the first quarter of 2010. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities from continuing operations was $6.6 million for the first three months of 2011, compared with net cash provided by operating activities from continuing operations of $4.5 million for the same period of 2010. The higher cash provided by operating activities from continuing operations in the first quarter of 2011 reflected the impact of higher net income, the inclusion of cash flow from acquisitions and the timing of accounts receivable receipts, partially offset by a $37.0 million contribution to the domestic qualified pension plan in the first quarter of 2011, compared with no contribution to the domestic qualified pension plan for the first quarter of 2010.
Our net cash used in investing activities from continuing operations was $370.0 million for the first three months of 2011, compared with cash used in investing activities from continuing operations of $9.4 million for the first three months of 2010. The 2011 amount includes the acquisitions of DALSA and Nova Sensors and also the 19% investment in Optech accounted for under the cost basis method. The 2010 amount includes purchase of a 16.3% minority interest in Optical Alchemy, Inc. accounted for under the cost basis method.
We funded the purchases primarily from borrowings under our credit facility and cash on hand.
Capital expenditures for the first three months of 2011 and 2010 were $6.5 million and $4.9 million, respectively.
Our goodwill was $723.0 million at April 3, 2011 and $546.3 million at January 2, 2011. The increase in the balance of goodwill in 2011 primarily resulted from the acquisition of DALSA. Teledyne Technologies’ net acquired intangible assets were $204.8 million at April 3, 2011 and $113.9 million at January 2, 2011. The increase in the balance of acquired intangible assets in 2011 primarily resulted from the acquisition of DALSA.

Financing activities provided cash of $321.6 million for the first three months of 2011, compared with cash provided by financing activities of $11.1 million for the first three months of 2010. Cash provided by financing activities for the first three months of 2011 included net borrowings of $313.2 million primarily to fund the DALSA acquisition and for the pension contribution. Cash provided by financing activities for the first three months of 2010 included net borrowings of $9.7 million. Proceeds from the exercise of stock options were $5.7 million and $1.0 million for the first three months of 2011 and 2010, respectively. The first three months of 2011 and 2010, included $2.7 million and $0.4 million, respectively, in excess tax benefits related to stock option exercises.
Working capital was $321.9 million at April 3, 2011, compared with $306.8 million at January 2, 2011.
We made a voluntary $37.0 million cash contribution in the first quarter of 2011 to the domestic qualified pension plan. No pension contributions were made in the first quarter of 2010. We made an additional $32.0 million cash contribution to the domestic qualified pension plan in the second quarter of 2011. No additional cash contributions are planned for 2011.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be in the range of $50.0 million to $55.0 million in 2011, of which $6.5 million has been spent in the first three months of 2011.
On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
At April 3, 2011, Teledyne Technologies had $313.5 million drawn on available credit lines, including $310.5 million drawn under its $550.0 million credit facility. Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $227.4 million at April 3, 2011. The credit agreement requires the Company to comply with various financial and operating covenants and at April 3, 2011 the Company was in compliance with these covenants. As of April 3, 2011 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At April 3, 2011 the required financial covenant ratios and the actual ratios were as follows:

$550.0 million Credit Facility expires February 2016

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	2.1 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	17.7 to 1
$250.0 million Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	2.1 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	17.7 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement

2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.
In the first and second quarters of 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. The objective of these cash flow hedges was to protect against the risk of changes in the interest payments attributable to changes in the designated benchmark, which is the LIBOR interest rate leading up to the fixed rate on the anticipated issuance of fixed rate debt being locked. The notional amount of the debt hedged was $150.0 million. In the second quarter of 2010, concurrent with the interest rates being determined on the fixed rate debt, Teledyne terminated the cash flow hedges for a total payment of $0.6 million. Since the cash flow hedges were considered effective, changes in the fair value of the hedge contract as of the termination date were deferred in accumulated other comprehensive loss. Amounts deferred in accumulated other comprehensive loss will be reclassified to interest expense over the same period of time that interest expense is recognized on the borrowings beginning September 15, 2010. As of April 3, 2011, the remaining unamortized loss of $0.6 million was included in accumulated other comprehensive income.
In February 2011 we began utilizing foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. These foreign forward currency contracts are designated and qualify as cash flow hedges. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income and expense. As of April 3, 2011 we had foreign currency forward contracts totaling $47.3 million and these contracts had a fair value of $0.3 million on that date. These foreign currency forward contracts have maturities ranging from April 2011 to February 2012. The effect of the gains and losses from our foreign currency forward contracts in our income statement for the three months ended April 3, 2011 was immaterial.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were $3.0 million of borrowings under this credit line at April 3, 2011. There were no outstanding funding advances at January 2, 2011. This credit line is utilized, as needed, for periodic cash needs.
Total debt at April 3, 2011, includes $310.5 million outstanding under the $550.0 million credit facility, $3.0 million outstanding under the $5.0 million uncommitted line and $250.0 in senior notes. The Company also has $16.7 million in capital leases, of which $1.6 million is current. At April 3, 2011, Teledyne Technologies had $12.1 million in outstanding letters of credit. Subsequent to April 3, 2011, principally with the proceeds from the sale of its piston engines businesses, the Company reduced the amount outstanding under its credit facility.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (2010 Form 10-K).
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to growth opportunities. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results: including disruptions in the global economy; changes in the insurance and credit markets; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; continued liquidity of our suppliers and customers (including commercial and aviation customers); availability of credit to our suppliers and customers; and a potential decrease in offshore oil production and exploration activity due to April 2010 oil spill in the Gulf of Mexico and changes in demand for products sold to or through Japan as a result of the recent earthquake and related events. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, could negatively affect our businesses that supply the oil and gas industry. In addition, financial market fluctuations affect the value of the Company’s pension assets.
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
Anticipated benefits of the DALSA acquisition are subject to numerous risks and uncertainties, including Teledyne’s ability to integrate the acquired operations, retain customers and achieve operating synergies, the ability of DALSA to develop and market new products, the operating results of DALSA being lower than anticipated, and unexpected acquisition-related costs and expenses.
With the completed acquisition of DALSA and now the recent completion of the divestiture of our piston engines businesses, the Company’s risk profile has changed, and may differ materially from prior years.
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in Teledyne Technologies’ periodic filings with the Securities and Exchange Commission, including its 2010 Form 10-K and this Form 10-Q. We assume no duty to update forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2010 Annual Report on Form 10-K.
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates, and interest rates. Foreign currency forward contracts are used primarily to hedge anticipated exposures. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent appreciation of the U.S. dollar from its value at April 3, 2011 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $4.7 million. A hypothetical 10 percent depreciation of the U.S. dollar from its value at April 3, 2011 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $4.7 million. For additional information please see Risk Management discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $550.0 million credit facility. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of April 3, 2011, we had $310.5 million in outstanding indebtedness under our credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.1 million, assuming the $310.5 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 3, 2011, are effective.
In connection with our evaluation during the quarterly period ended April 3, 2011, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K, except as disclosed in Item 3 Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure.
Also, as anticipated in the 2010 Form 10-K, with the completed acquisition of DALSA and now the recent completion of the divestiture of our piston engine businesses, the Company’s risk profile has changed, and may differ materially from prior years.

Item 6.	Exhibits
          (a) Exhibits

Exhibit 31.1	302 Certification — Robert Mehrabian
Exhibit 31.2	302 Certification — Dale A. Schnittjer
Exhibit 32.1	906 Certification — Robert Mehrabian
Exhibit 32.2	906 Certification — Dale A. Schnittjer
Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: May 13, 2011	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

Exhibit 101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes, tagged as blocks of text