Form 10-Q
period 2011-07-03
TELEDYNE TECHNOLOGIES INC
filed 2011-08-09
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011

Common Stock, $.01 par value per share	36,782,382 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PAGE

Part I Financial Information	2

Item 1. Financial Statements	2

Condensed Consolidated Statements of Income	2

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Cash Flows	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

Part II Other Information	28

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 6. Exhibits	28

Signatures	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 3, 2011 AND JULY 4, 2010
(Unaudited — Amounts in millions, except per-share amounts)

	Second Quarter		First Six Months
	2011	2010	2011	2010
Net Sales	$502.9	$408.0	$971.0	$812.9
Costs and expenses
Cost of sales	330.6	287.4	643.7	575.2
Selling, general and administrative expenses	110.4	76.9	210.7	154.0

Total costs and expenses	441.0	364.3	854.4	729.2

Income before other income and expense and income taxes	61.9	43.7	116.6	83.7
Other income, net	1.6	0.5	1.3	1.2
Interest and debt expense, net	(4.3)	(0.6)	(8.7)	(1.6)

Income from continuing operations before income taxes	59.2	43.6	109.2	83.3
Provision for income taxes	20.4	15.6	37.9	30.3

Net income from continuing operations including noncontrolling interest	38.8	28.0	71.3	53.0
Income (loss) from discontinued operations, net of income taxes	(0.2)	0.6	(0.7)	0.6
Gain on sale of discontinued operations, net of income taxes	113.8	—	113.8	—

Net income including noncontrolling interest	152.4	28.6	184.4	53.6
Less: Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—

Net income attributable to Teledyne Technologies	$152.3	$28.6	$184.3	$53.6

Net income from continuing operations including noncontrolling interest	$38.8	$28.0	$71.3	$53.0
Less: Net income attributable to noncontrolling interest	(0.1)	—	(0.1)	—

Net income from continuing operations	38.7	28.0	71.2	53.0
Income (loss) from discontinued operations, net of income taxes	(0.2)	0.6	(0.7)	0.6
Gain on sale of discontinued operations, net of income taxes	113.8	—	113.8	—

Net income attributable to Teledyne Technologies	$152.3	$28.6	$184.3	$53.6

Basic earnings per common share:
Continuing operations	$1.06	$0.77	$1.95	$1.46
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.02
Gain on sale of discontinued operations	3.11	—	3.11	—

Basic earnings per common share	$4.16	$0.79	$5.04	$1.48

Weighted average common shares outstanding	36.6	36.2	36.6	36.2

Diluted earnings per common share:
Continuing operations	$1.04	$0.76	$1.91	$1.44
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.02
Gain on sale of discontinued operations	3.05	—	3.05	—

Diluted earnings per common share	$4.08	$0.78	$4.94	$1.46

Weighted average diluted common shares outstanding	37.3	36.9	37.3	36.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited -Amounts in millions, except share amounts)

	July 3, 2011	January 2, 2011
Assets

Current Assets
Cash and cash equivalents	$33.2	$75.1
Accounts receivable, net	280.6	254.8
Inventories, net	230.4	172.3
Deferred income taxes, net	31.0	28.4
Prepaid expenses and other current assets	18.0	42.3
Assets of discontinued operation held for sale	—	75.1

Total current assets	593.2	648.0

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $272.6 at July 3, 2011 and $254.0 at January 2, 2011	255.6	203.4
Goodwill, net	721.5	546.3
Acquired intangibles, net	197.7	113.9
Prepaid pension asset	28.5	—
Other assets, net	71.1	46.2

Total Assets	$1,867.6	$1,557.8

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$129.6	$100.6
Accrued liabilities	265.1	177.3
Liabilities of discontinued operation held for sale	—	61.3
Current portion of long-term debt and capital leases	1.7	2.0

Total current liabilities	396.4	341.2
Long-term debt and capital leases	324.8	265.3
Accrued pension obligation	1.4	62.1
Accrued postretirement benefits	14.4	16.5
Other long-term liabilities	117.1	85.7

Total Liabilities	854.1	770.8
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; outstanding shares 36,775,396 at July 3, 2011 and 36,363,372 at January 2, 2011	0.4	0.4
Additional paid-in capital	283.8	267.5
Retained earnings	888.0	703.7
Accumulated other comprehensive loss	(164.7)	(185.6)

Total Teledyne Technologies Stockholders’ Equity	1,007.5	786.0
Noncontrolling interest	6.0	1.0

Total Stockholders’ Equity	1,013.5	787.0

Total Liabilities and Stockholders’ Equity	$1,867.6	$1,557.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 3, 2011 AND JULY 4, 2010
(Unaudited — Amounts in millions)

	Six Months
	2011	2010
Operating Activities
Net income from continuing operations including noncontrolling interest	$71.3	$53.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30.7	21.4
Deferred income taxes	7.8	(5.3)
Stock option expense	2.9	2.5
Excess income tax benefits from stock options exercised	(3.2)	(0.7)

Changes in operating assets and liabilities, excluding the effect of business acquired:
Decrease (increase) in accounts receivable	14.7	(24.7)
Increase in inventories	(19.4)	(4.7)
Decrease (increase) in prepaid expenses and other assets	(0.9)	4.3
Increase in accounts payable	15.9	0.8
Increase in accrued liabilities	9.3	2.3
Increase in income taxes payable, net	33.0	2.8
Increase in long-term assets	(9.5)	(1.9)
Decrease in other long-term liabilities	(1.7)	(0.7)
Increase (decrease) in accrued pension obligation	(68.6)	2.0
Increase (decrease) in accrued postretirement benefits	3.1	(1.1)
Other operating, net	1.4	(0.6)

Net cash provided by operating activities from continuing operations	86.8	49.4
Net cash provided by (used in) discontinued operations	(2.9)	0.7

Net cash provided by operating activities	83.9	50.1

Investing Activities
Purchases of property, plant and equipment	(17.9)	(9.5)
Purchase of businesses and other investments	(363.5)	(16.7)
Proceeds from the sale of businesses and disposal of fixed assets	187.9	0.1

Net cash used in investing activities from continuing operations	(193.5)	(26.1)
Net cash used in discontinued operations	(0.5)	(1.1)

Net cash used in investing activities	(194.0)	(27.2)

Financing Activities
Net proceeds from (repayments of) debt	59.7	(14.2)
Proceeds from exercise of stock options	7.6	1.6
Excess income tax benefits from stock options exercised	3.2	0.7
Other, net	(2.3)	(0.6)

Net cash provided by (used in) financing activities	68.2	(12.5)

Increase (decrease) in cash and cash equivalents	(41.9)	10.4
Cash and cash equivalents—beginning of period	75.1	26.1

Cash and cash equivalents—end of period	$33.2	$36.5

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 3, 2011
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
In the opinion of Teledyne Technologies’ management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne Technologies’ consolidated financial position as of July 3, 2011 and the consolidated results of operations for the second quarter and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended July 3, 2011 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
The following briefly describes the Company’s acquisition activity for the six months ended July 3, 2011. For a description of the Company’s acquisition and divestiture activity for the year ended January 2, 2011, please refer to Notes 3 and 16 of our 2010 Form 10-K.
On February 12, 2011, the Company acquired the stock of DALSA Corporation (“DALSA”). DALSA designs and manufactures digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (MEMS). The Company acquired DALSA for an aggregate purchase price of $339.5 million in cash. Headquartered in Waterloo, Ontario, Canada, DALSA had annual revenues of CAD $212.3 million for its fiscal year ended December 2010. DALSA operates within the Digital Imaging segment.
In addition to the acquisition of DALSA, during the first six months of 2011, the Company completed the acquisition of a majority interest in Nova Sensors (“Nova”) for total consideration of $5.1 million in cash and a minority interest in Optech Incorporated (“Optech”) for $18.9 million. Nova produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment. Optech is a laser-based survey and digital imaging company.
Teledyne Technologies funded the purchases primarily from borrowings under its credit facility and cash on hand.
DALSA’s results have been included since the date of the acquisition. The unaudited pro forma financial information below assumes that DALSA had been acquired at the beginning of the 2011 and 2010 fiscal years and includes the effect of estimated amortization of acquired identifiable intangible assets, increased interest expense on net acquisition debt, as well as the impact of purchase accounting adjustments for certain liabilities and inventory valuation adjustments. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the periods presented. In addition, the unaudited pro forma financial results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	Second Quarter		Six Months
(unaudited -in millions, except per share amounts)	2011	2010	2011	2010
Net sales	$502.9	$458.8	$995.1	$912.1
Net income from continuing operations	$38.7	$27.1	$62.6	$49.3
Net income attributable to Teledyne Technologies	$152.3	$27.7	$175.7	$49.9
Basic earnings per common share — continuing operations	$1.06	$0.75	$1.71	$1.36
Basic earnings per common share — attributable to Teledyne Technologies	$4.16	$0.77	$4.80	$1.38
Diluted earnings per common share — continuing operations	$1.04	$0.73	$1.68	$1.34
Diluted earnings per common share — attributable to Teledyne Technologies	$4.08	$0.75	$4.71	$1.36

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.
Teledyne Technologies’ goodwill was $721.5 million at July 3, 2011 and $546.3 million at January 2, 2011. The increase in the balance of goodwill in 2011 primarily resulted from the acquisition of DALSA. Teledyne Technologies’ net acquired intangible assets were $197.7 million at July 3, 2011 and $113.9 million at January 2, 2011. The increase in the balance of acquired intangible assets in 2011 primarily resulted from the acquisition of DALSA. The Company’s cost to acquire DALSA has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company is still in the process of specifically identifying the amount to be assigned to certain liabilities and the related impact on taxes and goodwill for the DALSA acquisition. The Company made preliminary estimates as of July 3, 2011, as the measurement period for the acquisition has not yet ended.

The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made during fiscal 2011 (in millions):

Current assets	$98.7
Property, plant and equipment	53.3
Goodwill	170.8
Acquired intangible assets	93.5
Current liabilities	(33.3)
Long-term liabilities	(38.4)

Total net assets acquired	$344.6

Note 3. Comprehensive Income
Teledyne Technologies’ comprehensive income is comprised of net income attributable to common stockholders, minimum pension liability adjustments, cash flow hedge position changes and foreign currency translation adjustments. Teledyne Technologies’ total comprehensive income for the second quarter and first six months of 2011 and 2010 consists of the following (in millions):

	Second Quarter		Six Months
	2011	2010	2011	2010
Net income including noncontrolling interest	$152.4	$28.6	$184.4	$53.6
Other comprehensive gain (loss), net of tax:
Foreign currency translation gains (losses)	(4.6)	(0.2)	7.0	(7.5)
Cash flow hedge position	(0.8)	(1.0)	(0.5)	(0.6)
Minimum pension liability adjustment	14.4	—	14.4	0.3

Total other comprehensive gain (loss)	9.0	(1.2)	20.4	(7.8)

Total comprehensive income	161.4	27.4	205.3	45.8
Less: Amounts attributable to noncontrolling interests:
Net income	0.1	—	0.1	—

Comprehensive income attributable to common stockholders	$161.3	$27.4	$205.2	$45.8

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
Cash Flow Hedging Activities
In February 2011, Teledyne Technologies began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $0.5 million over the next 18 months.
In the event that the gains or losses in accumulated other comprehensive income are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to interest and other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from accumulated other comprehensive income to interest and other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified into interest and other income and expense. As of July 3, 2011, Teledyne Technologies had foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars totaling $98.7 million and these contracts had a fair value of $0.6 million on that date. These foreign currency forward contracts have maturities ranging from July 2011 to February 2013. As of January 2, 2011, we had no foreign currency forward contracts outstanding.
The effect of the gains and losses from our foreign currency forward contracts in our income statement for the second quarter and six months ended July 3, 2011 was immaterial.

	Second	Six
	Quarter	Months
(in millions)	2011	2011
Beginning balance of unrealized gain on derivative instruments	$0.3	$—
Change in unrealized gain on derivative instruments	(0.9)	(0.6)

Ending balance of unrealized gain on derivative instruments	$(0.6)	$(0.6)

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Liability derivatives	Balance sheet location	July 3, 2011
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current
	liabilities	$0.5

Total derivatives designated as hedging instruments		0.5

Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current
	liabilities	0.1

Total derivatives not designated as hedging instruments		0.1

Total liability derivatives		$0.6

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2011	2010	2011	2010
Net income from continuing operations	$38.7	$28.0	$71.2	$53.0
Gain from discontinued operations, net of income taxes	113.6	0.6	113.1	0.6

Net income attributable to Teledyne Technologies (a)	$152.3	$28.6	$184.3	$53.6

Basic earnings per common share:
Weighted average common shares outstanding	36.6	36.2	36.6	36.2

Basic earnings per common share
— Continuing operations	$1.06	$0.77	$1.95	$1.46
— Discontinued operations	3.10	0.02	3.09	0.02

Basic earnings per common share	$4.16	$0.79	$5.04	$1.48

Diluted earnings per share:
Weighted average common shares outstanding	36.6	36.2	36.6	36.2
Dilutive effect of exercise of options outstanding	0.7	0.7	0.7	0.6

Weighted average diluted common shares outstanding	37.3	36.9	37.3	36.8

Diluted earnings per common share
— Continuing operations	$1.04	$0.76	$1.91	$1.44
— Discontinued operations	3.04	0.02	3.03	0.02

Diluted earnings per common share	$4.08	$0.78	$4.94	$1.46

Note 6. Stock-Based Compensation Plans
Teledyne Technologies has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne Technologies’ employees and directors. The Company recorded a total of $1.4 million and $2.8 million in stock option compensation expense for the second quarter and first six months of 2011, respectively. For the second quarter and first six months of 2010, the Company recorded a total of $1.1 million and $2.4 million, respectively in stock option expense. Employee stock option grants are expensed evenly over the three year vesting period. In 2011, the Company currently expects approximately $5.8 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
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
Stock option transactions for Teledyne’s employee stock option plans for the second quarter and six months ended July 3, 2011 are summarized as follows:

	2011
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	2,717,406	$36.48	2,456,296	$33.07
Granted	400	$46.86	497,538	$47.33
Exercised	(61,954)	$28.68	(285,090)	$24.58
Cancelled or expired	(28,074)	$46.39	(40,966)	$42.21

Ending balance	2,627,778	$36.56	2,627,778	$36.56

Options exercisable at end of period	1,877,883	$32.99	1,877,883	$32.99

Stock option transactions for Teledyne’s non-employee director stock option plan for the second quarter and six months ended July 3, 2011 are summarized as follows:

	2011
	Second Quarter		Six Months
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning balance	411,379	$29.51	440,825	$28.23
Granted	32,750	$49.11	37,977	$46.54
Exercised	(6,688)	$12.11	(41,361)	$13.13

Ending balance	437,441	$31.25	437,441	$31.25

Options exercisable at end of period	397,609	$29.80	397,609	$29.80

Performance Share Plan and Restricted Stock Award Program
In February 2011, Teledyne issued 47,589 shares of common stock in connection with the third and final installment of the 2006 to 2008 Performance Share Plan. Also in February 2011, the restriction was removed for 22,633 shares of Teledyne common stock and 5,280 shares were forfeited related to the 2008 to 2010 Restricted Stock Program.

Note 7. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.0 million at July 3, 2011 and $61.8 million at January 2, 2011.
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

	July 3, 2011	January 2, 2011
Balance at
Raw materials and supplies	$110.7	$90.6
Work in process	118.7	97.8
Finished goods	25.2	18.3

	254.6	206.7
Progress payments	(7.8)	(17.9)
LIFO reserve	(16.4)	(16.5)

Total inventories, net	$230.4	$172.3

Inventories at cost determined on the LIFO method were $105.6 million at July 3, 2011 and $98.9 million at January 2, 2011. The remainder of the inventories using average cost or the FIFO methods, were $149.0 million at July 3, 2011 and $107.8 million at January 2, 2011.
Note 9. Supplemental Balance Sheet Information
Other long-term assets included amounts related to a deferred compensation plan of $34.7 million and $31.9 million at July 3, 2011 and January 2, 2011, respectively. Accrued liabilities included salaries and wages and other related compensation liabilities of $85.5 million and $87.2 million at July 3, 2011 and January 2, 2011, respectively. Accrued liabilities also included customer related deposits and credits of $43.0 million and $28.6 million at July 3, 2011 and January 2, 2011, respectively. Other long-term liabilities included amounts related to a deferred compensation plan of $34.7 million and $31.9 million at July 3, 2011 and January 2, 2011, respectively. Other long-term liabilities also included reserves for workers’ compensation, environmental liabilities and the long-term portion of compensation liabilities.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first six months of 2011 and 2010 are as follows (in millions):

	Six Months
	2011	2010
Balance at beginning of year	$13.0	$13.6
Accruals for product warranties charged to expense	2.9	2.5
Cost of product warranty claims	(2.9)	(2.6)
Acquisitions	1.1	—

Balance at end of period	$14.1	$13.5

Note 10. Income Taxes
The Company’s effective income tax rate for the second quarter and first six months of 2011 was 34.4% and 34.7%, respectively. The Company’s effective income tax rate for the second quarter and first six months of 2010 was 35.8% and 36.4%, respectively. The decrease in both comparable periods primarily reflected a change in the proportion of domestic and international income.
Except for claims for refunds related to credits for research and development activities, the Company has concluded all U.S. federal and California income tax matters for all years through 2006. Substantially all other material state, local and foreign income tax matters have been concluded for DALSA and its subsidiaries for years through 2002, and for other Teledyne Technologies companies for years through 2005. Year 2003 through 2005 remain open for subsidiaries in Canada while year 2006 through 2009 are currently under audit. The Company believes appropriate provisions for all uncertain tax positions have been made for all jurisdictions and all open years.
Unrecognized tax benefits increased in the first six months of 2011 by $6.4 million in connection with the DALSA acquisition. Interest on those uncertain benefits in the amount of $4.2 million was recognized in the statement of financial position. During the next twelve months, it is reasonably possible that unrecognized tax benefits could be reduced by $4.4 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or the expiration of the statute of limitations.
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
Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $478.3 million at July 3, 2011. The credit agreement requires the Company to comply with various financial and operating covenants and at July 3, 2011, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs.

Long-term debt consisted of the following (in millions):

	July 3, 2011	January 2, 2011
Balance at
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
$550.0 million revolving credit facility, weighted average rate of 1.84% at July 3, 2011	60.0	—

Total long-term debt	$310.0	$250.0

The Company also has $16.5 million in capital leases and other debt, of which $1.7 million is current. At July 3, 2011, Teledyne Technologies had $11.7 million in outstanding letters of credit.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company financial statements as of and for the fiscal year ended January 2, 2011, included in our 2010 Form 10-K.
At July 3, 2011, the Company’s reserves for environmental remediation obligations totaled $5.9 million, of which $0.4 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 13. Pension Plans and Postretirement Benefits
Teledyne Technologies has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004. As a result of the sale of the piston engines businesses, plan liabilities and assets were re-measured as of the April 19, 2011 sale date. Plan liabilities and expense for the remainder of the year after the sale date were measured using a discount rate of 6.15%, updated from 5.90% that was used from the beginning of the year through the sale date. The Company assumed discount rate on plan liabilities was 6.25% for 2010. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2011 and 2010.
Teledyne’s net periodic pension expense was $0.9 million and $3.7 million for second quarter and first six months of 2011, respectively, compared with net periodic pension expense of $1.2 million and $2.4 million for the second quarter and first six months of 2010, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.0 million and $6.0 million for the second quarter and first six months of 2011, respectively, compared with $2.4 million and $4.8 million for the second quarter and first six months of 2010, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne made voluntary cash pension contributions totaling $69.0 million to its qualified pension plan in the first six months of 2011, compared with no contribution to the qualified pension plan in the first six months of 2010.
As a result of the re-measurement of plan assets and liabilities noted above, the Company recorded an increase of $14.4 million to the accumulated other comprehensive income component of stockholders equity. This amount was net of $8.6 million in deferred taxes.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2011 and 2010 (in millions):

	Second Quarter		Six Months
Pension Benefits — U.S. Plans	2011	2010	2011	2010
Service cost — benefits earned during the period	$2.1	$3.4	$5.7	$6.8
Interest cost on benefit obligation	7.1	10.1	17.5	20.3
Expected return on plan assets	(10.5)	(14.3)	(25.6)	(28.6)
Amortization of prior service cost	—	0.1	0.1	0.2
Recognized actuarial loss	2.2	2.0	6.0	3.9

Net periodic benefit expense	0.9	1.3	3.7	2.6
Less: expense attributable to discontinued operations included above	—	(0.1)	—	(0.2)

Net periodic benefit expense — continuing operations	$0.9	$1.2	$3.7	$2.4

	Second Quarter		Six Months
Pension Benefits — Non U.S. Plans	2011	2010	2011	2010
Interest cost on benefit obligation	$0.4	$—	$0.8	$—
Expected return on plan assets	(0.4)	—	(0.8)	—

Net periodic benefit expense	$—	$—	$—	$—

	Second Quarter		Six Months
Postretirement Benefits	2011	2010	2011	2010
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.3	0.2	0.5	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Recognized actuarial gain	(0.3)	(0.2)	(0.5)	(0.5)

Net periodic benefit expense	(0.1)	(0.1)	(0.2)	(0.2)
Less: amounts attributable to discontinued operations included above	0.1	0.1	0.2	0.2

Net periodic benefit (income) expense	$—	$—	$—	$—

Note 14. Industry Segments
Teledyne is a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.
In the fourth quarter of 2010, the Company realigned and changed the reporting structure of some of its reportable business units. The former Electronics and Communications segment is now reporting as three segments: Instrumentation; Digital Imaging; and Aerospace and Defense Electronics. The businesses that comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. Previously reported segment data has been restated to reflect the realignment and structure and the classification of the former Aerospace Engines and Components segment as a discontinued operation (see also Note 15).
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, scientific, industrial and defense applications and harsh environment interconnect products. The Digital Imaging segment includes our sponsored and centralized research laboratories benefiting government programs and businesses, as well as major development efforts for innovative digital imaging products for government and space applications. It also includes digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, specialty semiconductors and micro electro mechanical systems (MEMS), and infrared detectors, cameras and optomechanical assemblies. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions to space, military, environmental, energy, chemical, biological and nuclear systems and missile defense requirements. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.

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
The following table presents Teledyne Technologies’ interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

				Six	Six
	Second	Second	%	Months	Months	%
	Quarter 2011	Quarter 2010	Change	2011	2010	Change
Net sales:
Instrumentation	$152.7	$148.2	3.0%	$310.6	$282.6	9.9%
Digital Imaging	96.2	29.6	225.0%	162.4	59.4	173.4%
Aerospace and Defense Electronics	169.6	150.4	12.8%	336.5	300.3	12.1%
Engineered Systems	84.4	79.8	5.8%	161.5	170.6	(5.3)%

Total net sales	$502.9	$408.0	23.3%	$971.0	$812.9	19.4%

Operating profit and other segment income:
Instrumentation	$30.4	$31.5	(3.5)%	$62.4	$54.2	15.1%
Digital Imaging	7.6	1.5	406.7%	11.5	3.7	210.8%
Aerospace and Defense Electronics	24.4	9.9	146.5%	46.0	25.5	80.4%
Engineered Systems	8.6	7.2	19.4%	15.2	14.1	7.8%

Segment operating profit and other segment income	71.0	50.1	41.7%	135.1	97.5	38.6%
Corporate expense	(9.1)	(6.4)	42.2%	(18.5)	(13.8)	34.1%
Other income, net	1.6	0.5	220.0%	1.3	1.2	8.3%
Interest expense, net	(4.3)	(0.6)	616.7%	(8.7)	(1.6)	443.8%

Income from continuing operations before income taxes	59.2	43.6	35.8%	109.2	83.3	31.1%
Provision for income taxes	20.4	15.6	30.8%	37.9	30.3	25.1%

Net income from continuing operations including noncontrolling interest	38.8	28.0	38.6%	71.3	53.0	34.5%
Income (loss) from discontinued operations	(0.2)	0.6	*	(0.7)	0.6	*
Gain on sale of discontinued operations	113.8	—	*	113.8	—	*

Net income including noncontrolling interest	152.4	28.6	432.9%	184.4	53.6	244.0%
Less: Net income attributable to noncontrolling interest	(0.1)	—	*	(0.1)	—	*

Net income attributable to Teledyne Technologies	$152.3	$28.6	432.5%	$184.3	$53.6	243.8%

*	percentage change not meaningful
Product Lines
This Instrumentation segment includes two product lines: Environmental Instrumentation; and Marine Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. This Engineered Systems segment includes three product lines: Engineered Products and Services; Turbine Engines; and Energy Systems.

     The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Second Quarter		Six Months
Instrumentation	2011	2010	2011	2010
Environmental Instrumentation	$62.6	$55.2	$121.3	$108.9
Marine Instrumentation	90.1	93.0	189.3	173.7

Total	$152.7	$148.2	$310.6	$282.6

	Second Quarter		Six Months
Engineered Systems	2011	2010	2011	2010
Engineered Products and Services	$66.3	$67.3	$132.0	$145.7
Turbine Engines	7.5	2.6	11.9	5.1
Energy Systems	10.6	9.9	17.6	19.8

Total	$84.4	$79.8	$161.5	$170.6

Note 15. Discontinued Operation
On April 19, 2011 we completed the sale of our general aviation piston engines businesses for net cash proceeds of $187.9 million. This amount included an estimated working capital adjustment of $3.8 million and was net of transaction costs of $1.9 million. Teledyne paid $3.8 million related to the final working capital adjustment in the third quarter of 2011. Teledyne expects to pay $51.3 million in income taxes related to the sale prior to year end 2011. The second quarter of 2011, includes income from discontinued operations of $113.6 million which includes the gain on the sale of $113.8 million and a net loss of $0.2 million related to the operating results of discontinued operations for the second quarter.
The operating assets and liabilities of Aerospace Engines and Components segment have been reclassified as assets and liabilities of discontinued operations and are included in current assets and current liabilities on the balance sheet at January 2, 2011. The following is a summary of the assets and liabilities for the discontinued operation (in millions):

January 2, 2011
Accounts receivable, net	$13.8
Inventories, net	17.2
Other current assets	7.5
Property, plant and equipment,	18.6
Goodwill, net	0.9
Other long-term assets	17.1

Total Assets	$75.1

Accounts payable	$6.8
Accrued liabilities	6.3
Other long-term liabilities, including aircraft product liabilities	48.2

Total Liabilities	$61.3

Sales for this discontinued segment were $6.1 million and $34.5 million for the second quarter of 2011 and 2010, respectively, and were $39.5 million and $68.8 million for fiscal 2011 and first six months of 2010, respectively. The operating results were a net loss of $0.2 million in the second quarter of 2011 and net income of $0.6 million for the second quarter of 2010. The operating results were a net loss of $0.7 million for fiscal 2011 and net income of $0.6 million for the first six months of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Strategy/Overview
Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets.
Consistent with this strategy, we made two acquisitions and acquired a minority interest investment in the first quarter of 2011. We also continue to evaluate our businesses to ensure that they are aligned with our strategy. On April 19, 2011, we completed the sale of our general aviation piston engines businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements have been restated to classify the Aerospace Engines and Components segment as a discontinued operation.
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
Our Recent Acquisitions
The following briefly describes the Company’s acquisition activity for the six months ended July 3, 2011. For a description of the Company’s acquisition and divestiture activity for the year ended January 2, 2011, please refer to Notes 3 and 16 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (“2010 Form 10-K”).
On February 12, 2011, the Company acquired the stock of DALSA Corporation (“DALSA”). DALSA designs and manufactures digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (“MEMS”). The Company acquired DALSA for an aggregate purchase price of $339.5 million in cash. Headquartered in Waterloo, Ontario, Canada, DALSA had annual revenues of CAD $212.3 million for its fiscal year ended December 2010. DALSA operates within the Digital Imaging segment.
In addition to the acquisition of DALSA, during the first six months of 2011, the Company completed the acquisition of a majority interest in Nova Sensors (“Nova”) for total consideration of $5.1 million in cash and a minority interest in Optech Incorporated (“Optech”) for $18.9 million. Nova produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment. Optech is a laser-based survey and digital imaging company. Teledyne Technologies funded the purchases primarily from borrowings under its credit facility and cash on hand.

Results of Operations
Second quarter of 2011 compared with the second quarter of 2010
Teledyne’s second quarter 2011 sales were $502.9 million, compared with sales of $408.0 million for the same period of 2010, an increase of 23.3%. Net income from continuing operations was $38.7 million ($1.04 per diluted share) for the second quarter of 2011, compared with $28.0 million ($0.76 per diluted share) for the second quarter of 2010, an increase of 38.2%. Net income including discontinued operations was $152.3 million ($4.08 per diluted share) for the second quarter of 2011, compared with $28.6 million ($0.78 per diluted share) for the second quarter of 2010. The second quarter of 2011 includes income from discontinued operations of $113.6 million.
The second quarter of 2011, compared with the same period in 2010, reflected higher sales in each business segment. Incremental revenue in the second quarter of 2011 from recent acquisitions was $77.7 million.
The increase in earnings for the second quarter of 2011, compared with the same period of 2010, reflected improved results in each operating segment. The increase in earnings reflected the impact of acquisitions as well as improved margins in each operating segment except the Instrumentation segment. The incremental operating profit included in the results for the second quarter of 2011 from recent acquisitions was $4.7 million and included $2.8 million in acquired intangible asset amortization from recent acquisition.
The second quarter of 2011 included pension expense of $0.9 million, compared with $1.2 million in the second quarter of 2010. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.0 million in the second quarter of 2011, compared with $2.4 million in the second quarter of 2010.
In the second quarter of 2011 and 2010, we recorded a total of $1.4 million and $1.1 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.
Cost of sales in total dollars was higher in the second quarter of 2011, compared with the second quarter of 2010, which reflected the impact of higher sales. Cost of sales as a percentage of sales for the second quarter of 2011 decreased to 65.7% from 70.4% for the second quarter of 2010 and reflected the impact of the DALSA cost structure which has a lower cost of sales percentage than the overall Teledyne cost of sales percentage. In addition, the lower cost of sales percentage reflects the benefit of the increase in sales while certain fixed costs remained flat. The second quarter of 2010 included charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the second quarter of 2011, compared with the second quarter of 2010, and reflected the impact of higher sales, higher acquired intangible asset amortization and higher research and development costs. Selling, general and administrative expenses for the second quarter of 2011, as a percentage of sales, increased to 22.0%, compared with 18.8% in the second quarter of 2010 and also reflected the impact of the DALSA cost structure which has a higher selling, general and administrative expense percentage than the overall Teledyne selling, general and administrative expense percentage.
Interest expense, net of interest income, was $4.3 million in the second quarter of 2011, compared with $0.6 million for the second quarter of 2010. The increase in interest expense primarily reflected the impact of higher outstanding debt levels and higher overall average interest rates from our new credit facility and our senior notes.
The Company’s effective income tax rate for the second quarter of 2011 was 34.4% compared with 35.8% for the second quarter of 2010. The decrease primarily reflected a change in the proportion of domestic income and international income.
First six months of 2011 compared with the first six months of 2010
Teledyne’s first six months 2011 sales were $971.0 million, compared with sales of $812.9 million for the same period of 2010, an increase of 19.4%. Net income from continuing operations was $71.2 million ($1.91 per diluted share) for the first six months of 2011, compared with $53.0 million ($1.44 per diluted share) for the first six months of 2010, an increase of 34.3%. Net income including discontinued operations, was $184.3 million ($4.94 per diluted share) for the first six months of 2011, compared with $53.6 million ($1.46 per diluted share) for the first six months of 2010. The first six months of 2011 includes income from discontinued operations of $113.1 million.

The first six months of 2011, compared with the same period in 2010, reflected higher sales in each business segment except for the Engineered Systems segment. Incremental revenue in the first six months of 2011 from recent acquisitions was $125.3 million.
The increase in earnings for the first six months of 2011, compared with the same period of 2010, reflected improved results in each operating segment. The increase in earnings reflected the impact of acquisitions as well as improved margins in each operating segment. The incremental operating profit included in the results for the first six months of 2011 from recent acquisitions was $6.7 million and included charges of $2.0 million, related to acquisition activity, as well as, $4.4 million in acquired intangible asset amortization recent acquisitions.
The first six months of 2011 included pension expense of $3.7 million, compared with $2.4 million in the first six months of 2010. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $6.0 million in the first six months of 2011, compared with $4.8 million in the first six months of 2010. The increase in 2011 pension expense reflects the impact of a reduction in the discount rate used to calculate pension liabilities from 6.25% for 2010 to 5.90% through April 19, 2011 and 6.15% for the remainder of 2011, partially offset by favorable returns on pension assets in 2010.
In the first six months of 2011 and 2010, we recorded a total of $2.8 million and $2.4 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.
Cost of sales in total dollars was higher in the first six months of 2011, compared with the first six months of 2010, which reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2011 decreased to 66.3% from 70.8% for the first six months of 2010 and reflected the impact of the DALSA cost structure which has a lower cost of sales percentage than the overall Teledyne cost of sales percentage. In addition, the lower cost of sales percentage reflects the benefit of the increase in sales while certain fixed costs remained flat.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in the first six months of 2011, compared with the first six months of 2010, and reflected the impact of higher sales, higher acquired intangible asset amortization and higher research and development costs. Selling, general and administrative expenses for the first six months of 2011, as a percentage of sales, increased to 21.7%, compared with 18.9% in the first six months of 2010 and also reflected the impact of the DALSA cost structure which has a higher selling, general and administrative expense percentage than the overall Teledyne selling, general and administrative expense percentage.
Interest expense, net of interest income, was $8.7 million in the first six months of 2011, compared with $1.6 million for the first six months of 2010. The increase in interest expense primarily reflected the impact of higher outstanding debt levels and higher overall average interest rates from our new credit facility and our senior notes.
The Company’s effective income tax rate for the first six months of 2011 was 34.7% compared with 36.4% for the first six months of 2010. The decrease primarily reflected a change in the proportion of domestic income and international income.

Review of Operations:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

				Six	Six
	Second	Second		Months	Months
	Quarter 2011	Quarter 2010	% Change	2011	2010	% Change
Net sales:
Instrumentation	$152.7	$148.2	3.0%	$310.6	$282.6	9.9%
Digital Imaging	96.2	29.6	225.0%	162.4	59.4	173.4%
Aerospace and Defense Electronics	169.6	150.4	12.8%	336.5	300.3	12.1%
Engineered Systems	84.4	79.8	5.8%	161.5	170.6	(5.3)%

Total net sales	$502.9	$408.0	23.3%	$971.0	$812.9	19.4%

Operating profit and other segment income:
Instrumentation	$30.4	$31.5	(3.5)%	$62.4	$54.2	15.1%
Digital Imaging	7.6	1.5	406.7%	11.5	3.7	210.8%
Aerospace and Defense Electronics	24.4	9.9	146.5%	46.0	25.5	80.4%
Engineered Systems	8.6	7.2	19.4%	15.2	14.1	7.8%

Segment operating profit and other segment income	71.0	50.1	41.7%	135.1	97.5	38.6%
Corporate expense	(9.1)	(6.4)	42.2%	(18.5)	(13.8)	34.1%
Other income, net	1.6	0.5	220.0%	1.3	1.2	8.3%
Interest expense, net	(4.3)	(0.6)	616.7%	(8.7)	(1.6)	443.8%

Income from continuing operations before income taxes	59.2	43.6	35.8%	109.2	83.3	31.1%
Provision for income taxes	20.4	15.6	30.8%	37.9	30.3	25.1%

Net income from continuing operations including noncontrolling interest	38.8	28.0	38.6%	71.3	53.0	34.5%
Income (loss) from discontinued operations	(0.2)	0.6	*	(0.7)	0.6	*
Gain on sale of discontinued operations	113.8	—	*	113.8	—	*

Net income including noncontrolling interest	152.4	28.6	432.9%	184.4	53.6	244.0%
Less: Net income attributable to noncontrolling interest	(0.1)	—	*	(0.1)	—	*

Net income attributable to Teledyne Technologies	$152.3	$28.6	432.5%	$184.3	$53.6	243.8%

*	percentage change not meaningful

Instrumentation
Second quarter of 2011 compared with the second quarter of 2010
The Instrumentation segment’s second quarter 2011 sales were $152.7 million, compared with $148.2 million for the second quarter of 2010, an increase of 3.0%. Second quarter 2011 operating profit was $30.4 million, compared with operating profit of $31.5 million the second quarter of 2010, a decrease of 3.5%.
The second quarter 2011 sales change resulted primarily from $7.4 million in higher sales of environmental instrumentation products, partially offset by $2.9 million in lower sales of marine instrumentation products. The higher sales for environmental instrumentation reflected improvement for all product offerings. The lower sales for marine instrumentation primarily reflected reduced sales of geophysical sensors for the energy exploration market, partially offset by increased sales of marine interconnect systems. The decrease in operating profit reflected lower margins for certain marine instrumentation products, partially offset by improved margins for environmental instrumentation products and the impact of higher sales.
First six months of 2011 compared with the first six months of 2010
The Instrumentation segment’s first six months 2011 sales were $310.6 million, compared with $282.6 million, an increase of 9.9%. First six months 2011 operating profit was $62.4 million, compared with operating profit of $54.2 million for the first six months of 2011, an increase of 15.1%.
The first six months 2011 sales change resulted primarily from of $15.6 million in higher sales of marine instrumentation products and $12.4 million in higher sales of environmental instrumentation products. The higher sales for marine instrumentation primarily reflected improvement across most product offerings except for underwater acoustic instrumentation products. The higher sales for environmental instrumentation reflected improved sales for all product offerings. The increase in operating profit reflected the impact of higher sales and improved margins for environmental instrumentation products.
Digital Imaging
Second quarter of 2011 compared with the second quarter of 2010
The Digital Imaging segment’s second quarter 2011 sales were $96.2 million, compared with $29.6 million the second quarter of 2010, an increase of 225.0%. Operating profit increased to $7.6 million for the second quarter of 2011, compared with operating profit of $1.5 million for the second quarter of 2010.
The second quarter 2011 sales increase included $63.8 million in revenue from recent acquisitions, primarily the February 2011, acquisition of DALSA, as well as higher organic sales. The increase in operating profit reflected the impact of higher sales, partially offset by $2.8 million in intangible asset amortization for recent acquisitions. The incremental operating profit from recent acquisitions was $5.4 million.
First six months of 2011 compared with the first six months of 2010
The Digital Imaging segment’s first six months 2011 sales were $162.4 million, compared with $59.4 million for the first six months of 2011, an increase of 173.4%. Operating profit increased to $11.5 million for the first six months of 2011, compared with operating profit of $3.7 million for the first six months of 2011.
The first six months 2011 sales increase included $97.7 million in revenue from recent acquisitions, primarily the February 2011, acquisition of DALSA, as well as higher organic sales. The increase in operating profit reflected the impact of higher sales, partially offset by $4.4 million in intangible asset amortization for recent acquisitions. The incremental operating profit from recent acquisitions was $7.9 million.

Aerospace and Defense Electronics
Second quarter of 2011 compared with the second quarter of 2010
The Aerospace and Defense Electronics segment’s second quarter 2011 sales were $169.6 million, compared with $150.4 million for the second quarter of 2010, an increase of 12.8%. Operating profit was $24.4 million for the second quarter of 2011, compared with operating profit of $9.9 million for the second quarter of 2010, an increase of 146.5%.
The second quarter 2011 sales increase resulted from $18.2 million of higher sales of microwave devices and interconnects, as well as increased sales of $4.9 million from avionics products and electronic relays, partially offset by a reduction of $3.9 million in sales of electronic manufacturing services. The increased sales of microwave devices and interconnects included sales of $10.3 million from acquisitions as well as higher organic sales. The increase in operating profit reflected the impact of higher sales and product mix differences. The second quarter 2010 included charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit.
First six months of 2011 compared with the first six months of 2010
The Aerospace and Defense Electronics segment’s first six months 2011 sales were $336.5 million, compared with $300.3 million for the first six months of 2011, an increase of 12.1%. Operating profit increased to $46.0 million for the first six months of 2011, compared with operating profit of $25.5 million for the first six months of 2011, an increase of 80.4%.
The first six months 2011 sales increase resulted from $32.3 million of higher sales of microwave devices and interconnects, as well as increased sales of $13.2 million from avionics products and electronic relays, partially offset by a reduction of $9.3 million in sales of electronic manufacturing services. The increased sales of microwave devices and interconnects included sales of $20.2 million from acquisitions as well as higher organic sales. The increase in operating profit reflected the impact of higher sales and product mix differences. The second quarter 2010 included charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit.
Engineered Systems
Second quarter of 2011 compared with the second quarter of 2010
The Engineered Systems segment’s second quarter 2011 sales were $84.4 million, compared with $79.8 million for the second quarter of 2010, an increase of 5.8%. Operating profit was $8.6 million for the second quarter 2011, compared with operating profit of $7.2 million for the second quarter of 2010, an increase of 19.4%.
The second quarter 2011 sales increase reflected higher sales of $4.9 million from turbine engines resulting from increased sales for the Joint Air-to-Surface Standoff Missile (“JASSM”) program and higher energy systems sales of $0.7 million, partially offset by lower sales of $1.0 million from engineered products and services. The second quarter 2011 sales for engineered products and services primarily reflected higher sales for nuclear and other manufacturing programs, including $3.0 million in sales from acquisitions, more than offset by lower sales for space and defense programs. Operating profit in the second quarter of 2011 reflected the impact of higher sales and the impact of higher margins for turbine engines. Operating profit included pension expense of $0.4 million in the second quarter of 2011, compared with $0.4 million in the second quarter of 2010. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.2 million in the second quarter of 2011, compared with $1.8 million in the second quarter of 2010. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

First six months of 2011 compared with the first six months of 2010
The Engineered Systems segment’s first six months 2011 sales were $161.5 million, compared with $170.6 million for the first six months of 2010, a decrease of 5.3%. Operating profit was $15.2 million for the first six months 2011, compared with operating profit of $14.1 million for the first six months of 2010, an increase of 7.8%.
The first six months 2011 sales decrease reflected lower sales of $13.7 million from engineered products and services and lower energy systems sales of $2.2 million, partially offset by higher sales of $6.8 million of turbine engines resulting from increased sales for the JASSM program. The sales decrease from engineered products and services, primarily reflected lower sales of space and defense programs, partially offset by $6.5 million in sales from acquisitions. The improved operating profit in the first six months of 2011 primarily reflected the impact of higher margins for turbine engines, partially offset by the impact of lower sales and slightly lower margins for engineered products and services. Operating profit included pension expense of $1.7 million in the first six months of 2011, compared with $0.8 million in the first six months of 2010. Pension expense allocated to contracts pursuant to CAS was $4.4 million in the first six months of 2011, compared with $3.6 million in the first six months of 2010.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities from continuing operations was $86.8 million for the first six months of 2011, compared with net cash provided by operating activities from continuing operations of $49.4 million for the same period of 2010. The higher cash provided by operating activities from continuing operations in the first six months of 2011 reflected the impact of higher net income, the timing of accounts receivable receipts and lower income tax payments of $30.6 million, partially offset by $69.0 million in contributions to the domestic qualified pension plan in the first six months of 2011, compared with no contribution to the domestic qualified pension plan for the first six months of 2010.
Our net cash used in investing activities from continuing operations was $193.5 million for the first six months of 2011, compared with cash used by investing activities from continuing operations of $26.1 million for the first six months of 2010. The 2011 amount includes the acquisitions of DALSA and Nova and also the 19% investment in Optech accounted for under the cost basis method. The 2011 amount also includes net cash proceeds of $187.9 million from the sale of the piston engines businesses. This amount included an estimated working capital adjustment of $3.8 million and is net of transaction costs of $1.9 million. Teledyne paid $3.8 million related to the final working capital adjustment in the third quarter of 2011. Teledyne also expects to pay $51.3 million in income taxes related to the sale of discontinued operations prior to year end 2011. The 2010 cash used by investing activities from continuing operations includes the purchase of a 16.3% minority interest in Optical Alchemy, Inc. accounted for under the cost basis method.
We funded the purchases primarily from borrowings under our credit facility and cash on hand.
Capital expenditures for the first six months of 2011 and 2010 were $17.9 million and $9.5 million, respectively.
Our goodwill was $721.5 million at July 3, 2011 and $546.3 million at January 2, 2011. The increase in the balance of goodwill in 2011 primarily resulted from the acquisition of DALSA. Teledyne Technologies’ net acquired intangible assets were $197.7 million at July 3, 2011 and $113.9 million at January 2, 2011. The increase in the balance of acquired intangible assets in 2011 primarily resulted from the acquisition of DALSA.
Financing activities provided cash of $68.2 million for the first six months of 2011, compared with cash used by financing activities of $12.5 million for the first six months of 2010. Cash provided by financing activities for the first six months of 2011 included net borrowings of $59.7 million primarily to fund the DALSA acquisition and for the pension contributions. Cash used by financing activities for the first six months of 2010 included net repayments of $14.2 million. Proceeds from the exercise of stock options were $7.6 million and $1.6 million for the first six months of 2011 and 2010, respectively. The first six months of 2011 and 2010, included $3.2 million and $0.7 million, respectively, in excess tax benefits related to stock option exercises.
Working capital was $196.8 million at July 3, 2011, compared with $306.8 million at January 2, 2011. The decrease reflected the use of cash on hand at January 2, 2011 to pay down debt and the change from an income tax receivable position at January 2, 2011 to an income tax payable position at July 3, 2011.

We made voluntary cash contributions of $69.0 million in the first six months of 2011 to the domestic qualified pension plan. No pension contributions were made in the first six months of 2010. No additional cash contributions are planned for 2011.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. To support acquisitions, we may need to raise additional capital. We currently expect capital expenditures to be in the range of $50.0 million to $55.0 million in 2011, of which $17.9 million has been spent in the first six months of 2011.
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
Total debt at July 3, 2011, includes $60.0 million outstanding under the $550.0 million credit facility and $250.0 million in senior notes. The Company also has $16.5 million in capital leases and other debt, of which $1.7 million is current. At July 3, 2011, Teledyne Technologies had $11.7 million in outstanding letters of credit. Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $478.3 million at July 3, 2011. The credit agreement requires the Company to comply with various financial and operating covenants and at July 3, 2011 the Company was in compliance with these covenants. As of July 3, 2011 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At July 3, 2011 the required financial covenant ratios and the actual ratios were as follows:

$550.0 million Credit Facility expires February 2016

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	0.8 to 1

Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	22.7 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	0.8 to 1

Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	23.3 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement

2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were no amounts outstanding under this credit line at July 3, 2011. This credit line is utilized, as needed, for periodic cash needs.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne Technologies’ Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, interest expense, taxes, and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking.
Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; risks associated with acquisitions, including our acquisition of DALSA; uncertainties associated with global responses to terrorism and other perceived threats; fluctuations in the price of oil and natural gas; financial market fluctuations that could negatively impact the value of the Company’s pension assets; exchange rate risks and other risks associated with the Company’s international operations and changes in demand for products sold to or through Japan as a result of the earthquake and related events.
We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission (“SEC”) for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2010 Form 10-K and this Form 10-Q. Readers, particularly those interested in investing in Teledyne Technologies, should read these risk factors.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent appreciation of the U.S. dollar from its value at July 3, 2011 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.9 million. A hypothetical 10 percent depreciation of the U.S. dollar from its value at July 3, 2011 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.9 million. For additional information please see Risk Management discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $550.0 million credit facility. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of July 3, 2011, we had $60.0 million in outstanding indebtedness under our credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $0.6 million, assuming the $60.0 million in debt was outstanding for the full year.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 3, 2011, are effective.
In connection with our evaluation during the quarterly period ended July 3, 2011, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
See Item 1 of Part I, “Financial Statements — Note 12 — Lawsuits, Claims, Commitments and Related Matters.”
Item 1A. Risk Factors
There are no material changes to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K in response to Item 1A to Part 1 of Form 10-K or in our First Quarter 2011 Form 10-Q Item 1A, except as disclosed in Item 3 Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure.
Also, as anticipated in the 2010 Form 10-K, with the completed acquisition of DALSA and the divestiture of our piston engine businesses, the Company’s risk profile has changed, and may differ materially from prior years.
Item 6. Exhibits

(a)	Exhibits

Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED
DATE: August 9, 2011	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer (Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification — Robert Mehrabian

Exhibit 31.2	302 Certification — Dale A. Schnittjer

Exhibit 32.1	906 Certification — Robert Mehrabian

Exhibit 32.2	906 Certification — Dale A. Schnittjer

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.