Form 10-K
period 2012-01-01
TELEDYNE TECHNOLOGIES INC
filed 2012-02-29
CIK 1094285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF
THE	SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates was $1,795.1 million, based on the closing price of a share of Common Stock on July 1, 2011 ($50.97), which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned as of February 17, 2012 by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 24, 2012, there were 36,705,383 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s proxy statement for its 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes

In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.

For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 13 of this Annual Report on Form 10-K.

The financial information presented in this report reflects a segment realignment and changes to our reporting structure as described in Note 13 of the Notes to Consolidated Financial Statements. It also reflects the classification of our divested piston engine businesses as discontinued operations.

i

PART I

Item 1.	Business.

Who We Are

Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets. We have evolved from a company that was primarily focused on aerospace and defense to one that serves multiple markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, factory automation and medical imaging. Our products include monitoring instrumentation for marine and environmental applications, harsh environment interconnects, digital imaging sensors and cameras, aircraft information management systems, and defense electronic and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and nuclear applications. We differentiate ourselves from many of our direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.

Total sales in 2011 were $1,941.9 million, compared with $1,644.2 million in 2010 and $1,652.1 million in 2009. Our aggregate segment operating profit and other segment income were $260.9 million in 2011, $207.3 million in 2010 and $198.7 million in 2009. Approximately 64% of our total sales in 2011 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 60% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost plus fee-type contracts. Sales to international customers accounted for approximately 36% of total sales in 2011. These amounts exclude discontinued operations.

Our businesses are divided into four business segments; namely, Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2011, 2010 and 2009 are summarized in the following table:

	Percentage of Sales
Segment	2011	2010	2009
Instrumentation	32%	35%	32%
Digital Imaging	18%	8%	8%
Aerospace and Defense Electronics	34%	37%	35%
Engineered Systems	16%	20%	25%

Total	100%	100%	100%

Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545. We are a Delaware corporation that was spun-off as an independent company from Allegheny Teledyne Incorporated (now known as Allegheny Technologies Incorporated) on November 29, 1999.

Strategy

Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.

Our Recent Acquisitions

Consistent with our strategy, on February l2, 2011, we completed Teledyne’s largest acquisition to date which broadened our digital imaging capabilities, markets and customers. We acquired Canadian-based DALSA Corporation (“DALSA”), a designer and manufacturer of digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products. DALSA also manufactures MEMS (micro electro mechanical systems) devices and specialty semiconductors.

In addition, in the first quarter of 2011, to further expand our digital imaging capabilities, we acquired a majority interest in Nova Sensors (“Nova”) located in Solvang, California, and a minority interest in Optech Incorporated (“Optech”) headquartered in Vaughan, Ontario, Canada. Nova produces compact short-wave and mid-wave infrared cameras. Optech is a laser-based survey and digital imaging company.

Teledyne spent $363.5 million on these 2011 acquisitions.

Our Recent Divestiture

In accordance with our strategy to evaluate and divest non-core businesses, on April 19, 2011, we completed the divestiture of our general aviation piston engine businesses, Teledyne Continental Motors, Inc. and Teledyne Mattituck Services, Inc., in a stock sale to Technify Motor (USA), Inc., a subsidiary of China-based AVIC International Holding Corporation, for $186 million in cash.

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

Our Business Segments

Our businesses are divided into four segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. Financial information about our business segments can be found in Note 13 to our Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Instrumentation

Our Instrumentation segment provides measurement, monitoring and control instruments for marine, environmental, scientific and industrial applications. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.

Marine Instrumentation

We offer a variety of underwater acoustic and other monitoring products. We design and manufacture geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. Our acoustic Doppler current profilers (“ADCPs”) precisely measure currents at varying depths in oceans and rivers, and our Doppler Velocity Logs (“DVLs”) are used for navigation by civilian and military surface ships, unmanned underwater vehicles and naval divers. Additionally, we design and manufacture hydrographic survey instrumentation used in port surveys, dredging, pre and post-installation of offshore energy infrastructure and other challenging underwater applications. We recently developed a commercial multibeam echo sounder that incorporates a unique 24-bit analog to digital conversion process. We have been working to develop permanent reservoir monitoring subsystems for deepwater applications. In addition to our DVLs, which are acoustic navigation devices, we design and manufacture inertial sensing and navigation products, as well as subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.

We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment and submerged monitoring systems. We also manufacture subsea and surface pipeline corrosion and erosion monitoring detectors as well as flow integrity monitoring solutions for the oil and gas industry. These flow assurance sensors and equipment rely on our wet-mateable interconnect systems and our sensor feed-through systems. Our Teledyne Oil & Gas group has collaborated with Teledyne Scientific Company in an effort to improve the reliability of materials exposed to ultra deep sea conditions. In September 2011, we were awarded a development contract to design and deliver a subsea high-power electrical interconnect system for a deepwater oil field in Brazil.

We offer a variety of marine instrumentation products used by the U.S. Navy and in energy exploration, oceanographic research and port and harbor security services. Our products include acoustic modems for networked underwater communication and sidescan and sub-bottom profiling sonar systems. Originally developed with our acoustic technology, we provide quality control and package integrity systems under the Taptone® brand to the food and beverage, personal care and pharmaceutical industries. We also manufacture complete autonomous underwater vehicle systems. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems as part of a mobile underwater sensing and communication network. The modular design of our battery-powered, man-portable Gavia™ autonomous underwater vehicle allows for rapid sensor bay reconfiguration and battery replacement capability. Our Slocum gliders, as well as our ADCPs, are being used as part of the National Science Foundation’s Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales.

Environmental Instrumentation

We offer a wide range of products for environmental monitoring. Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, nitrogen oxide, methane and ozone in order to measure the quality of the air we breathe. We also supply environmental monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices, package integrity inspection systems and torque measurement sensors. While we were a pioneer in the development of precision trace oxygen analyzers, we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities. Our broad line of instruments for precise measurement and control of vacuum and gas flow are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.

We provide laboratory instrumentation that complements our process or field environmental instrumentation. We manufacture laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometer. We also provide laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. In addition, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. The advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. Our high precision, high pressure syringe pumps measure process extraction rates of fluids ranging from liquefied gases to viscous tars. Plus, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds. Our liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development.

Digital Imaging

Our Digital Imaging segment includes digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, specialty semiconductors and MEMS, and infrared detectors, cameras and optomechanical assemblies. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses, as well as major development efforts for innovative digital imaging products for government and space applications.

With the February 12, 2011 acquisition of DALSA, we have expanded our imaging products and solutions capabilities and customer base. We now design, develop and manufacture image capture products, primarily consisting of high performance image sensors and digital cameras for use in industrial, scientific, medical and professional applications. We also now design, develop and manufacture image processing products, primarily consisting of hardware and software for imaging processing in industrial and medical applications. Our high performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Unlike our OEM imaging products, this category of cameras is designed to be quickly deployed by technicians on the factory floor.

Additionally, with the DALSA acquisition, we produce and provide manufacturing services for MEMS, high voltage and mixed signal CMOS devices and complete integrated circuit (“IC”) products. The majority of our semiconductor manufacturing capacity is consumed by external customers with the remaining capacity applied towards supplying unique CCD fabrication services to our internal image sensor requirements.

We provide research and engineering services primarily in the areas of electronics, materials, optics and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We collaborate with the Defense Advanced Research Products Agency (“DARPA”), and researchers at universities and national laboratories to stay at the forefront of emerging technologies. We have developed high speed electronics, MEMS sensors and actuators, as well as compound semiconductors. We have developed functional materials, structural materials, liquid-crystal based optical devices and image processing algorithms.

We produce advanced focal plane arrays, sensors, and subsystems that cover a broad spectrum frequencies from x-ray wavelengths to 18 micron long-wave infrared wavelengths. We are a leader in the development and production of large format focal plane array sensors for both military and space science markets. We support the production of third generation dual band infrared imagers designed to enable members of the armed forces to identify threats on the battlefield before any enemy can detect their presence. Our space sensors are used on the Hubble Space Telescope and the Moon Mineralogy Mapper and are expected to be used in future NASA missions such as the James Webb Space Telescope. We have also developed new sensors, subassemblies and cameras for air- and ground-based applications. For example, we have recently developed indium antimonide cameras and hyperspectral sensors for unmanned aerial vehicles. We also design and manufacture advanced military laser protection eyewear.

Aerospace and Defense Electronics

Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft, harsh environment interconnects, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.

Over the years principally through focused acquisitions, we have expanded our microwave components and subsystems business with a goal of providing more highly integrated microwave subsystems and solutions to our customers. Historically, we designed and manufactured helix traveling wave tubes, commonly called TWTs, used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. We make TWTs for commercial applications as well, such as electromagnetic compatibility test equipment and satellite communication terminals. More recently, we have designed and delivered high power solid state TWT replacement amplifiers and complete amplifiers that incorporate a TWT and a power supply.

We now also design and manufacture solid state radio frequency (“RF”) and microwave components and subassemblies used in similar applications as our TWTs. We produce cascadable amplifiers, voltage-controlled oscillators and microwave mixers, as well as Instantaneous Frequency Measurement (IFM)-based systems and subsystems, including integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training. Our solid state power amplifiers, RF converters, low noise amplifiers (LNAs) and modems are used in systems that provide communications links between ground stations and orbiting satellites. Such products are also used in mobile telephone, TV broadcast and commercial data communications networks.

We supply a variety of connectors and cable assemblies, including specialized high voltage connectors and subassemblies and coax microwave cable and interconnects, for defense, aerospace and industrial applications. We also provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets. Additionally, we produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors. We manufacture microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs. We have been awarded several development contracts to furnish electronic safe and arm devices for use in a number of military applications.

We also provide specialty electronic manufacturing services. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication. We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment. We manufacture advanced packaging solutions for military and commercial aircraft using rigid and rigid-flex printed circuit boards.

We supply electromechanical relays, solid-state power relays and coaxial switching devices to military, aerospace and other industrial markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment. On commercial aircraft, our solid state and electromechanical relays are used in a variety of applications, including jet engine fuel control, management of control surfaces and other on board applications.

We are a leading supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, as well as aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines and the U.S. military. We also provide lead acid aircraft batteries for general aviation, and business and light jet applications.

Engineered Systems

Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions to space, military, environmental, energy, chemical, biological, nuclear systems and missile defense requirements. This segment also designs and manufactures hydrogen gas generators, thermoelectric and electrochemical energy solutions and small turbine engines.

Engineered Products and Services

Teledyne Brown Engineering, Inc. is a well-recognized full-service air and missile defense contractor. Our engineering and analytic capabilities include concept definition; systems design, development, integration and testing; and prototype manufacturing with specialization in Service Oriented Architecture applications and real-time distributed test and Command and Control (“C2”) systems. We lead and support air and missile defense programs, including the Extended Air Defense Simulation (“EADSIM”) and most recently the Objective Simulation Framework (“OSF”) programs. Associated engineering support tasks generally involve analysis, test and evaluation of air and ballistic missile defense system performance on a large number of major programs, including the Ground-based Midcourse Defense, Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”) systems. As the Missile Defense Agency (“MDA”) prime contractor for the OSF contract, we will design, develop, test, implement and maintain the OSF. The OSF is being designed to support full scale simulations, ground tests and live fire events throughout the life cycle of the Ballistic Missile Defense System.

In addition to our missile defense activities, we support many other programs of the U.S. Department of Defense. We provide the Air Force with operational and systems expertise in the development, test, integration, and fielding of new Command and Control and Intelligence, Surveillance and Reconnaissance (“C4ISR”) capabilities for major Air Force systems. In July 2011, after developing a full-scale interior mockup and conducting functionality demonstrations, we were awarded a prime contract from the U.S. Special Operations Command to design, develop, test, manufacture and sustain the Shallow Water Command Submersible (“SWCS”) vehicle to replace the current SEAL Delivery Vehicle. At about the same time, we received approval from the U.S. Navy Program Executive Office – Command, Control, Computer and Intelligence (“PEO—C4I”) to move into full rate production of the Littoral Battlespace Sensing Glider (“LBS-G”) system. Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program.

We are active in U.S. space programs, having held various roles in the Space Shuttle program and continuing to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center. We also work on the ISS Cargo Mission Contract at the Johnson Space Center as a subcontractor to Lockheed Martin. We are the prime contractor on the Marshall Space Flight Center Systems Development and Operations Support Contract, which provides engineering services and hardware development support for a variety of space activities. We also have a prime Blanket Purchase Agreement with the Marshall Space Flight Center for specialized engineering and program support.

We support the U.S. Government’s efforts to clean up dangerous materials and waste. We apply sophisticated computer aided engineering, design, modeling and manufacturing skills to support the U.S. Army’s Edgewood Chemical and Biological Center. We also support the U.S. Government in the development of Engineered Systems (design, build, test and install), including the Whole System Live Agent Test (“WSLAT”) Chamber. The test chamber will be used at the Baker Lab in Dugway, Utah to exercise biological warfare agent detectors.

We operate a full service radiological analysis laboratory in Knoxville, Tennessee. This laboratory has received certification from the National Environmental Laboratory Accreditation Program in five states, including Utah and Texas where the largest commercial radiological waste disposal site resides. With its Nuclear Utilities Procurement Issues Committee certification, the laboratory also serves almost 50% of the nuclear power plants in United States. We also manage and operate a separation, purification and analysis of atmospheric samples laboratory for the U.S. Government. Additionally, we provide engineering and manufacturing for customers in the commercial nuclear market. Our contract with USEC, Inc. to manufacture gas centrifuge service modules for the American Centrifuge Project to support fuel production for commercial nuclear power plants has been suspended since 2009.

We manufacture products that are primarily highly engineered and high quality machined and metal fabricated components and assemblies for external customers across the spectrum of our core business base, including NASA, U.S. Department of Defense customers and the U.S. Department of Energy, as well as commercial customers. Through our UK-based operations, we manufacture precision machined large components and also manufacture advanced composites for the commercial aviation industry.

Energy Systems

We manufacture hydrogen/oxygen gas generators used worldwide in electrical power generation plants, semiconductor manufacturing, optical fiber production, chemical processing, specialty metals, float glass and other industrial processes. Our sales of hydrogen generators have been primarily in developing countries and domestic applications where delivered merchant gas is not practical. We also provide thermoelectric and electrochemical energy technology solutions for use in U.S. Government programs.

Turbine Engines

We design, develop and manufacture small turbine engines primarily used in tactical missiles for military markets. Our engines power the Boeing Harpoon and Standoff Land Attack Missile systems, and we are the sole source provider of engines for the baseline Lockheed Martin Joint Air-to-Surface Standoff Missile (“JASSM”). We also continue to work on advanced technology for small turbine engines and components for programs sponsored by the U.S. Air Force Research Laboratory.

Customers

We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2011, 2010 or 2009.

Sales to international customers accounted for approximately 36% of total sales in 2011, compared with 29% in 2010 and 26% in 2009. In 2011, we sold products to customers in over 100 foreign countries. Approximately 90 percent of our sales to foreign customers were made to customers in 24 foreign countries. The 2011 top five countries for international sales, were the United Kingdom, Norway, China, Germany and South Korea and constituted approximately 17% of our total sales.

Approximately 36%, 44% and 47% of our total sales for 2011, 2010 and 2009, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on the Company’s sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

	2011	2010	2009
Instrumentation	$38.6	$35.6	$36.4
Digital Imaging	110.2	93.3	96.6
Aerospace and Defense Electronics	303.6	302.4	287.0
Engineered Systems	242.0	296.1	357.8

Total U.S. Government sales	$694.4	$727.4	$777.8

Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 29%, 34% and 36% of our total sales for 2011, 2010 and 2009, respectively. In 2011, our largest program with the U.S. Government was the Systems Development and Operations Support contract with NASA’s Marshall Space Flight Center, which represented 1.8% of total sales. In both 2010 and 2009, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 3.4% and 4.1% of then total sales, respectively.

As described on pages 14 through 16, there are risks associated with doing business with the U.S. Government. In 2011, approximately 60% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 54% in 2010 and 50% in 2009. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the

U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had seven U.S. Government contracts terminated for convenience in 2011, compared to two in 2010 and seven in 2009.

Our total backlog of confirmed orders was approximately $944.6 million at January 1, 2012, compared with $863.8 million at January 2, 2011 and $812.5 million at January 3, 2010. We expect to fulfill 98% of such backlog of confirmed orders during 2012.

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

Our segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. Our Teledyne Instruments companies and other businesses have been working over the years to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have been marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Oil & Gas, Teledyne Marine, Teledyne Nuclear, Teledyne Water Quality and most recently by Teledyne Microwave Solutions.

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

Through Teledyne Technologies International Corp. and other subsidiaries, the Company has established offices in foreign countries to facilitate international sales for various businesses. Locations include Brazil, China, France, Germany, Japan, Malaysia, Singapore and the United Arab Emirates.

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

Research and Development

Our research and development efforts primarily involve engineering and design related to improving products and developing new products and technologies in the same or similar fields. We spent a total of $315.7 million in 2011, $319.9 million in 2010 and $374.8 million in 2009 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 68% of total research and development costs for 2011, compared with 81% in 2010 and 84% in 2009.

In 2011, we incurred $101.9 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $110.1 million in 2012.

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

Employees

We consider our relations with our employees to be good. Our total current workforce consists of approximately 8,890 employees, of which approximately 6,810 employees are located in the United States. Approximately, 1,020 employees were added with the DALSA acquisition.

Executive Management

Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian*	70	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne and PPG Industries, Inc.
Chairman, President and Chief Executive Officer; Director
John T. Kuelbs*	69	Mr. Kuelbs has been Executive Vice President, General Counsel and Secretary of Teledyne for more than five years.
Executive Vice President, General Counsel and Secretary
Dale A. Schnittjer*	67	Mr. Schnittjer has been Senior Vice President and Chief Financial Officer of the Company for more than five years.
Senior Vice President and Chief Financial Officer
Susan L. Main*	53	Ms. Main has been Vice President and Controller of the Company for more than five years.
Vice President and Controller
Segment Management:
Aldo Pichelli*	59	Mr. Pichelli has been President and Chief Operating Officer
President and Chief Operating Officer, Instrumentation and Aerospace and Defense Electronics Segments		of Teledyne’s Instrumentation and Aerospace and Defense Electronics segments since January 2, 2011. From September 1, 2007 to that date, he had been President and Chief Operating Officer of the Electronics and Communications segment. Prior to that date, he had been Senior Vice President and Chief Operating Officer of that segment.

Name and Title	Age	Principal Occupations Last 5 Years
Rex D. Geveden*	50	Mr. Geveden has been the President of Teledyne Brown
President, Engineered Systems Segment and President and Chief Executive Officer of Teledyne Scientific & Imaging, LLC		Engineering, Inc. and the Engineered Systems segment since August 1, 2007. Since January 16, 2012, he has also been the President and Chief Executive Officer of Teledyne Scientific & Imaging, LLC. From January 1, 2008 through January 2, 2011, he had also been the President of the Energy and Power Systems segment. Prior to that, Mr. Geveden served as the Associate Administrator of the National Aeronautics and Space Administration (NASA) where he functioned as the agency’s chief operating officer. Prior to that, he served as NASA’s Chief Engineer and Deputy Director of NASA’s Marshall Space Flight Center in Huntsville, Alabama.

Brian C. Doody	50

Mr. Doody has been the Chief Executive Officer of Teledyne .

DALSA, Inc. since the February 12, 2011 acquisition of DALSA Corporation. From September 2007 to the acquisition, he had been the Chief Executive Officer of DALSA Corporation. Prior to that, he was the Chief Operating Officer of DALSA Corporation.

Chief Executive Officer and President, Teledyne DALSA, Inc.
Other Officers:
Cynthia Belak	55	Ms. Belak became the Vice President, Business Risk
Vice President, Business Risk Assurance		Assurance on January 24, 2012, to assume responsibility for the Internal Audit function upon Mr. Blukis’ retirement. Prior to that, since January 4, 2010, she had been Group Controller within the Aerospace and Defense Electronics segment. From February 2008 until joining Teledyne, she was the Vice President of Finance of Sypris Electronics LLC, and prior thereto, she was Vice President of Finance and Controller of Sypris Data Systems Inc.
Stephen F. Blackwood	49	Mr. Blackwood has been Vice President and Treasurer of
Vice President and Treasurer		Teledyne since April 23, 2008. From March 2007 to April 2008, he was Treasurer and Senior Director of Investor Relations of MannKind Corporation, a biotechnology company. From September 2005 until the sale of the company in December 2006, he was Vice President and Treasurer of Pacific Energy Partners, L.P., a MLP holding company. Prior to that, he was Director of Global Treasury at Amgen, Inc., a biotechnology company.
Ivars R. Blukis	69	Mr. Blukis has been the Chief Business Risk Assurance
Chief Business Risk Assurance Officer		Officer for more than five years and is responsible for the internal audit function. Mr. Blukis will be retiring in the second quarter of 2012.
George C. Bobb, III	37	Mr. Bobb has been Associate General Counsel of Teledyne
Associate General Counsel and Chief Ethics Officer, General Counsel of Engineered Systems and Digital Imaging Segments		and the General Counsel of the Engineered Systems and Digital Imaging segments since August 2011. Since December 20, 2011, he has been Teledyne’s Chief Ethics Officer. Prior to that, he held numerous legal roles since he joined Teledyne in July 2008. Prior to joining Teledyne, he served as Deputy Chief of Staff, and before then Counsel, for National Security Law and Policy in the National Security Division of the U.S. Department of Justice.

Melanie S. Cibik	52	Miss Cibik has been Vice President, Associate General Counsel and Assistant Secretary of the Company for more than five years.
Vice President, Associate General Counsel and Assistant Secretary

Robyn E. McGowan	47	Ms. McGowan has been Vice President — Administration, Human Resources and Assistant Secretary of the Company for more than five years.
Vice President, Administration, Human Resources and Assistant Secretary

Name and Title	Age	Principal Occupations Last 5 Years

Patrick Neville	38	Mr. Neville has been Vice President and Chief Information
Vice President and Chief Information Officer		Officer since October 4, 2010. From January 2010 to June 2010, he was Director of IT Global Operations at Iberdrola S.A. and from January 2003 to December 2009 he was Vice President of Information Technology at Energy East Corporation.

Robert L. Schaefer	66	Mr. Schaefer has been an Associate General Counsel and an
Vice President — Contracts, Associate General Counsel and Assistant Secretary, Vice President and General Counsel of the Instrumentation and Aerospace and Defense Electronics Segments		Assistant Secretary of Teledyne for more than five years. He has been the Vice President — Contracts since April 27, 2011. Since January 2, 2011, he has been the Vice President and General Counsel of each of the Instrumentation and the Aerospace and Defense Electronics segments. Prior to that he held numerous legal roles at Teledyne for more than five years.

Robert W. Steenberge	64	Mr. Steenberge has been a Vice President of the Company and Teledyne’s Chief Technology Officer for more than five years.
Vice President and Chief Technology Officer

Jason VanWees	40	Mr. VanWees has been Vice President, Corporate Development and Investor Relations of the Company for more than five years.
Vice President, Corporate Development and Investor Relations

* Such	officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Mehrabian and Teledyne have entered into a Fourth Amended and Restated Employment Agreement dated as of January 21, 2009. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer through at least December 31, 2013, because 12 months notice of nonrenewal had not been given prior to the expiration of the term ended December 31, 2011. The agreement automatically renews for a successive one year unless either party gives the other written notice of its election not to renew at least 12 months before the expiration of the current term or any successive renewal terms. If notice is given, Dr. Mehrabian would then retire on December 31st of the year following the 12th month after receipt of the notice. Under the agreement, Dr. Mehrabian’s annual base salary is $885,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement.

Eighteen current members of management have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

•

A cash payment equal to three times (in the case of Dr. Mehrabian, Mr. Kuelbs and Mr. Schnittjer) or two times (in the case of Mr. Pichelli, Mr. Geveden and 13 other executives) the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan bonus target for the year in which the change in control occurs or the average actual bonus payout for the three years immediately preceding the change in control, whichever is higher (in the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and 10 other executives) or the Annual Incentive Plan bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher (in the case of Mr. Kuelbs, Mr. Schnittjer and three other executives).

•

A cash payment for the current Annual Incentive Plan bonus cycle based on the fraction of the year worked times the Annual Incentive Plan target objectives at 100% (in the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and 10 other executives) or 120% (in the case of Mr. Kuelbs, Mr. Schnittjer and three other executives) (with payment of the prior year bonus if not yet paid).

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

•

In the case of Mr. Kuelbs, Mr. Schnittjer and three other executives, a “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code. In the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and 10 other executives, the executive will receive the better of, on an after-tax basis, (a) the unreduced excess parachute payment with no tax gross up payment, or (b) a parachute payment reduced to a level below which an excise tax is imposed.

The agreements were amended as of December 31, 2008 to defer certain payments for six months following a separation of service to assure compliance with Section 409A of the Internal Revenue Code.

On or before February 25, 2011, Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and eight other executives voluntarily agreed to amend and restate their agreements to conform the agreements to prevailing best practices. Subsequently, the Company entered into change of control severance agreements, which substantially conformed to the amended and restated agreement version, with two other executives. As compared to the prior agreements, as reflected above, the amended and restated change in control severance agreements contain four key changes or reductions as follows:

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

On January 31, 2011, Teledyne also provided notice to Mr. Kuelbs and Mr. Schnittjer and three other executives who did not agree to sign the amended and restated change in control agreement that it would not extend the term of their agreements, which action results in the termination of their existing change in control severance agreement three years from the date of such notice (January 31, 2014).

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

•

The Company has an obligation to advance, on an unsecured and interest free basis, reasonable expenses incurred by the indemnitee within 30 days of the indemnitee’s request. The indemnitee does not need to meet any standard of conduct to be entitled to advancement of expenses and there is no determination requirement to be made by the Board in connection with the advancements of expenses. An indemnity must repay any amounts advanced if it ultimately determined that the indemnity is not entitled to indemnification.

Our indemnification obligations do not cover the following situations: (1) where indemnification payments have been made under Director’s & Officer’s insurance or other indemnification provisions; (2) where the claim is based on disgorgement of short-swing profits under Section 16(b) of the Exchange Act; (3) where the claim is based on reimbursement by the indemnitee to the Company of a bonus or other incentive-based or equity-based compensation if required under the Exchange Act (e.g., in connection with a restatement as a result of the company’s noncompliance with the financial reporting requirements required by Section 304 of the Sarbanes-Oxley Act); or (4) where the proceeding is initiated by the indemnitee (other than proceedings that are consented to by the Board or that the indemnitee initiates against the Company to enforce the Agreement).

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

Risk Factors; Cautionary Statement as to Forward-Looking Statements

The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2011 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

A new global recession, continued economic uncertainty in Europe or an economic downturn in China may adversely affect us.

If another global recession emerges, if economic uncertainty in Europe continues or worsens, or if economic growth in China substantially slows, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties or other factors caused by the economic problems of customers. If the negative conditions in the global credit markets prevent our customers’ access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, results of operations, and cash flows.

With the acquisition of DALSA Corporation, the risk profile of Teledyne may differ materially from prior years, which could materially change Teledyne’s results of operations.

On February 12, 2011, Teledyne completed its largest acquisition to date when it acquired DALSA Corporation for an aggregate cash purchase price of $339.5 million. DALSA, headquartered in Waterloo, Ontario, Canada, with key operations in Canada as well as the Netherlands and Japan, designs, develops, manufactures and markets digital imaging products and semiconductors. As discussed on pages 17 to 18, while there are risks associated with acquisitions generally, including integration risks, there are additional risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign policy changes and exchange rate fluctuations. With this acquisition, a greater percentage of Teledyne’s revenues and expenses will arise from international sources. In addition, like other Teledyne businesses, continued innovation and research and development efforts will be required to maintain Teledyne DALSA’s leadership position in digital imaging products and semiconductor production. Teledyne DALSA’s business also may be more capital intensive than other Teledyne businesses, increasing Teledyne’s capital requirements. Further, Teledyne DALSA currently relies on a number of single-point of failure pieces of manufacturing equipment or processes within its semiconductor business. A catastrophic failure of such equipment or processes could have a material adverse impact on its business. Additionally, with this acquisition, a larger percentage of Teledyne’s sales are to commercial customers as opposed to the U.S. Government.

We sell products and services to customers in industries that are cyclical and sensitive to changes in general economic activity.

We develop and manufacture products for customers in the energy exploration and production markets, domestic and international commercial aerospace markets, the semiconductor industry, consumer electronics and the automotive industry, each of which has been cyclical and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results.

In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and in more mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our revenues, profits or production levels. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted by reductions in global capital expenditures and manufacturing capacity.

Our dependence on revenue from government contracts subjects us to many risks:

Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed.

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 36% of our total revenue in 2011, as compared with 44% in 2010 and 47% in 2009. Performance under government contracts has certain inherent risks that could have a material effect on our business, results of operations, and financial condition.

Government contracts are conditioned upon the continuing availability of Congressional appropriations and that failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The failure by Congress to approve budgets on a timely basis could delay procurement of our services and products and cause us to lose future revenues. The U.S. Government’s inability to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a U.S. Government shutdown which could result in a material loss of revenues for us. As a result of the failure of the Joint Select Committee on Deficit Reduction (Super Committee) to agree on a deficit reduction plan, mandatory reductions in defense are required under the Budget Control Act of 2011. The extent and scope of these mandatory reductions are difficult to assess at this time. U.S. defense spending is expected to decline in some areas over the next few years. An emphasis on Federal deficit and debt reduction and the effects of the Budget Control Act could lead to a decrease in overall defense spending. The continued war on terrorism and a winding down of the Iraq and Afghanistan wars also could result in a diversion of funds from programs in which Teledyne participates. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in more intense competition on programs, which could result in lower revenues and profits.

Continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and our Congress for various Defense and NASA programs could continue to impact our Engineered Systems and Aerospace and Defense Electronics segments. For example, changes in national space policy that affect NASA’s budget have occurred. There have also been significant reductions in missile defense budgets. We anticipate continuing scrutiny of those budgets to impact our revenues. Our Engineered Systems segment may be further impacted by delays in production funding on the Joint Air to Surface Standoff Missile (“JASSM”) program and a possible reduction of continued production runs under the Harpoon missile program. The timing of program cycles can also affect our results of operations for a particular quarter or year. It is not uncommon for the Department of Defense to delay the timing of awards for major programs for six to twelve months, or more, beyond the original projected timeframe. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As the Defense Advanced Research Projects Agency, referred to as DARPA, reviews its programs aimed to enhance technologically U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. Finally, various Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs could negatively impact our Engineered Systems segment.

Our participation in government programs may decrease or be subject to renegotiation as those programs evolve over time.

The U.S. Government has been placing emphasis on small business quotas and increasing small business contract set asides and minimum work percentages. In some cases, prime contractors are required to reduce participation by large subcontractors like Teledyne in order to fill small business quotas and be responsive to proposals and bids. As a result, our Engineered Systems segment could be significantly impacted.

Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering, Inc.’s Ground-based Midcourse Defense program was negatively impacted by both the nominal end date of development activity and the change in focus of the current Administration relative to missile defense.

We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. Over the past two years, the President introduced significant changes to the national space policy. The current Administration has cancelled NASA’s Constellation Program which includes Ares launch vehicles. The current Administration plans to utilize commercial launch vehicles for crew and cargo ISS expeditions, and develop a NASA heavy lift launch vehicle for space exploration. As a result of these changes, we will attempt to transition our business to meet the needs of the new policy and programs. However, failure to transition our business successfully could result in reduced sales. In addition, delayed funding and lack of clear focus and support for NASA’s new space policy could negatively impact our business.

Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.

Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. We had seven U.S. Government contracts terminated for convenience in 2011, compared to two in 2010 and seven in 2009.

We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.

There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (60% of our total U.S. Government contracts were fixed-price in 2011, 54% in 2010 and 50% in 2009). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.

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

United States and global responses to terrorism, the end of the war in Iraq and the winding down of war in Afghanistan, the mass protests and turmoil in Middle Eastern countries, Mexican border town violence, concerns regarding nuclear proliferation and the safety of nuclear energy, potential epidemics, financial issues facing airlines and volatile energy prices increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.

United States’ and global responses to terrorism, the announced end of war in Iraq and the winding down of war in Afghanistan, the mass protests and turmoil in Middle Eastern countries, Mexican border town violence and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets and could adversely affect our business and operations.

Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the H1N1 virus, SARS and bird flu scares. Additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Aerospace and Defense Electronics segment. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities.

Deterioration of financial performance of airlines could result in a reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Aerospace and Defense Electronics segment.

Higher oil prices could adversely affect commercial airline-related customers of our Aerospace and Defense Electronics segment. Conversely, lower oil prices could decrease oil exploration and petrochemical refining activities and hinder our marine and other instrumentation businesses. In addition, instability in the Middle East or other oil-producing regions could adversely affect expansion plans of the oil and gas industry customers of our instrumentation and cable solutions businesses.

The Fukushima Daiichi nuclear incident in 2011 created uncertainty for our U.S. nuclear market customers for new nuclear power plant construction. This uncertainty could have an impact on investments in the nuclear market, including investments associated with building enriched uranium plants, which could have an adverse impact on our Engineered Systems segment.

Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.

Our growth strategy includes acquisitions. Acquisitions involve various inherent risks, such as:

•	our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial, operating and other synergies anticipated to result from an acquisition;

•	our ability to assess, integrate and implement internal controls of acquired businesses in accordance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	the distraction of management resulting from the need to integrate acquired businesses;

•	increased competition for acquisition targets, which may increase acquisition costs;

•	the risks associated with acquiring privately-held companies, which generally do not have as formal or comprehensive internal controls and compliance systems in place as public companies;

•	production delays associated with consolidating acquired facilities and manufacturing operations;

•	risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations; and

•	unanticipated changes in business and economic conditions affecting an acquired business.

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

Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2011 management’s report specifically excludes from its scope and coverage our 2011 acquisition of a majority interest in Nova Sensors, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.

In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense as incurred such transaction costs, which may have an adverse impact on our quarterly financial results.

We are subject to the risks associated with international sales, which could harm our business or results of operations.

During 2011, sales to international customers accounted for approximately 36% of our total revenues, as compared to 29% in 2010 and 26% in 2009. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China and Brazil. The DALSA acquisition also has contributed to greater international sales. Risks associated with these sales include:

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

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. With the acquisition of Canada-based DALSA, volatility in the value of the Canadian dollar relative to the U.S. dollar, or other foreign currencies, could adversely affect the business, operations and the financial condition of our Digital Imaging segment.

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

Among other things, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. In particular, while we have procedures in place and conduct FCPA training, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Further, the United Kingdom recently implemented the U.K. Bribery Act, which raises the bar for anti-bribery law enforcement and compliance relative to the FCPA. Any determination that we had violated the FCPA, the U.K. Bribery Act, or equivalent anti-bribery and corruption laws in countries in which we do business could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations.

Our indebtedness could materially and adversely affect our business.

As of January 1, 2012, we had $298.0 million in total outstanding indebtedness. This indebtedness included $250.0 million in senior unsecured notes issued and sold in a private placement transaction in September 2010 and $48.0 million under our $550.0 million credit facility that we entered into in February 2011, which does not terminate until February 25, 2016. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner. We may also elect to raise other forms of debt capital, depending on financial, market and economic conditions.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.

As a manufacturer and distributor of a wide variety of products, including monitoring instruments, products used in offshore oil and gas production, products used in commercial aviation and medical devices, our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.

While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot assure that, for 2012 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.

Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products.

We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. Also, because of the prominent “Teledyne” name, we may continue to be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. To date, we have not incurred material liabilities in connection with these lawsuits. However, our historic insurance coverage, including that of its predecessors, may not fully cover such claims and the defense of such matters. Coverage typically depends on the year of purported exposure and other factors. Nonetheless, we intend to defend these claims vigorously.

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

Our Teledyne Brown Engineering, Inc.’s laboratory in Knoxville, Tennessee performs radiological analyses. Errors and omissions in analyses may occur. Our insurance coverage or indemnities may not be adequate to cover potential problems associated with faulty radiological analyses.

Teledyne Brown Engineering, Inc. and other Teledyne companies manufacture components for customers in the nuclear power market, including utilities and certain governmental entities. Certain liabilities associated with such products are covered by the Price Anderson Act and other statutory and common law defenses, and we have received indemnities from some of our customers. However, there is no assurance we will not face product liability claims related to such products or that our exposure will not exceed the amounts for which we have liability coverage or protection.

We cannot assure that we will not have additional product liability claims or that we will not recall any additional products.

Our pension expenses and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial data.

We have a defined benefit qualified pension plan covering most of our U.S. employees hired prior to 2004 (approximately 27% of our employees). The value of the combined pension assets is currently less than our accumulated pension benefit obligation. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan. Our investment strategy may not be successful if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. If, and to the extent, decreases are not offset by voluntary contributions or asset returns, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements.

Our future financial results could be adversely impacted by asset impairment charges.

Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is significant compared with our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.

We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.

In order to remain competitive, we must make a substantial investment in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. In September 2006, we acquired Rockwell Scientific Company LLC, a provider of research and development services primarily in the areas of electronics, optics, information sciences and materials technologies, and in 2011 we acquired DALSA, which historically has made significant investments in research and development relative to total revenues. With Teledyne Scientific Company in our portfolio, we have been more actively promoting and funding joint research and development projects with other Teledyne businesses, including Teledyne Brown Engineering, Inc., Teledyne Reynolds, Inc. and our Teledyne Oil & Gas businesses. We may be unable to fund all of our research and development and capital investment needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of a public offering market, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition.

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

Limitations in customer funding for applied research and development and technology insertion projects and government support for research and development expenditures may reduce our ability to apply our ongoing investments in some market areas.

We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner, which could harm our growth and prospects.

Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. In order to improve our product development capabilities we purchased the research center that is now Teledyne Scientific Company in 2006 and in 2011 we purchased DALSA, which has access to a well-equipped MEMS research and development center. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all commercial airline and general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. If any material authorization or approval qualifying us to supply our products is revoked or suspended, then the sale of the product would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

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

Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. Industry acquisition and consolidation trends, particularly among aerospace and defense contractors, have adversely impacted demand for our aerospace and defense related engineering services as large prime contractors in-source increased amounts of major acquisition programs and also require significant expansion in small business participation to meet Government contracting goals. Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues. Smaller defense budgets both in the United States and Europe could result in additional competition for new and existing defense programs.

We sell products to customers in industries that may again undergo rapid and unpredictable changes, which could adversely affect our operations results or production levels.

We develop and manufacture products for customers in industries that have undergone rapid changes in the past. For example, we manufacture products that serve the semiconductor and telecommunications markets. In 2009, DALSA experienced a significant decline in demand for its products for the semiconductor and electronics inspection industries. These industries, or others that we serve, may exhibit rapid changes in the future and may adversely affect our operating results, or our production levels, or both.

Our Engineered Systems segment manufactures gas centrifuge service modules for USEC, Inc., used in the American Centrifuge Project. In May 2010, USEC announced that Toshiba and Babcock and Wilcox signed definitive agreements to provide co-investments of $100 million each in the American Centrifuge Plant payable in three installments. In late July 2010, USEC updated its application to the Department of Energy, which triggered the initial investment of $75.0 million from Toshiba and Babcock and Wilcox. However, USEC has not secured a loan guarantee from the U.S. Department of Energy and it has not authorized a return to full production. Failure to secure the loan guarantees would seriously jeopardize USEC’s ability to finance, and therefore complete, the centrifuge project. Continuation of this project may depend on USEC receiving a favorable ruling regarding its loan guarantee application. If USEC does not receive a favorable ruling, future funding on this program could be reduced or eliminated. In such an event, our Engineered Systems segment may experience reduced sales.

Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers.

Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks possibly creating longer lead times to obtain needed components for our products.

Compliance with increasing environmental and climate change regulations, as well as the effects of potential environmental liabilities, could have a material adverse financial effect on us.

We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition. Additionally, environmental regulations imposed on its customers, including hydraulic fracturing moratoriums, could adversely affect the business of recently acquired VariSystems Inc.

Our manufacturing operations could expose us to material environmental liabilities and companies we acquire may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.

For additional discussion of environmental matters, see the discussion under the caption “Other Matters — Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 15 to Notes to Consolidated Financial Statements.

The U.S. Environmental Protection Agency announced that greenhouse gases (GHGs) threaten the public health and welfare of the American people. EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. EPA’s endangerment finding covers emissions of six greenhouse gases. EPA’s efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign of certain products. This could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors.

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

Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy. Most recently, this review led to the decision to sell our general aviation piston engine businesses, which sale was completed in April 2011.

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

Natural and man-made disasters could adversely affect our business, results of operations and financial condition.

Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. Teledyne DALSA’s facility in Quebec has in the past been impacted by severe ice storms. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. Our facilities in Alabama, Florida, Nebraska and Tennessee have also been threatened by tornados. On April 27, 2011, tornados caused substantial damage in Huntsville, Alabama. While Teledyne Brown Engineering’s main facility in Huntsville, Alabama incurred minimal building damage and business interruption, the facility was without power for several days. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.

The environmental disaster triggered by the Deepwater Horizon rig explosion and oil spill in 2010 resulted in a moratorium on offshore oil and gas production in the Gulf of Mexico that adversely affected the results of operations of some of our Teledyne Oil and Gas businesses, although such adverse impact was offset, in part, by the products we manufacture that supported well-capping and environmental clean-up efforts. New environmental regulations enacted in the wake of this oil spill have resulted in increased compliance costs to some of our Teledyne Oil & Gas businesses. Similar future man-made disasters that limit or cease offshore oil and gas production or further exploration in the regions in which we sell our products could have a material adverse effect on our business, results of operations and financial condition.

Disasters that do not directly impact us can have an indirect adverse impact on our business. For example, in 2011 the earthquake in northern Japan and the related tsunami and severe flooding in Thailand resulted in certain of our customers delaying orders for our products because they were unable to obtain critical supplies from vendors in the impacted areas.

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

Our business and operations could suffer in the event of cyber security breaches.

Attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated and are sometimes successful. These attempts, which might be related to industrial, foreign government espionage, or activism, include covertly introducing malware to our computers and networks, performing reconnaissance, and impersonating authorized users, among other activities. We continue to update our infrastructure to protect against security incidents and to prevent their recurrence, and company personnel have been tasked to detect and investigate such incidents, but it is possible that we might not be aware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of confidential information of third parties or the government, we may incur liability or the loss of security clearances as a result. In addition, we expect to continue devoting additional resources to the security of our information technology systems.

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

Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our board of directors, more difficult. We have also entered into Change in Control Severance Agreements with 18 members of our management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.

The market price of our Common Stock has fluctuated significantly since we became a public company, and could continue to do so.

Since we became an independent public company on November 29, 1999, the market price of our Common Stock has fluctuated substantially and fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

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

Item 1B. Unresolved	Staff Comments.

None.

Item 2.	Properties

The Company has 57 principal operating facilities in 16 states and four foreign countries. Of these facilities, 19 are owned by the Company and 38 are leased. The Company’s executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.

Information on the number, ownership and location of principal operating facilities by segment was as follows at February 27, 2012:

	000000000000000	000000000000000	000000000000000	000000000000000
			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	5	13	California, Colorado, Florida, Louisiana, Massachusetts, Nebraska, New Hampshire, Ohio, Texas and Virginia	United States and United Kingdom

Digital Imaging	5	3	California, Massachusetts, North Carolina and Pennsylvania	United States, Canada and The Netherlands

Aerospace and Defense Electronics	7	17	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States, Mexico and United Kingdom

Engineered Systems	2	5	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom

Total	19	38

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Price Range of Common Stock and Dividend Policy

Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	00000000	00000000
	High	Low
2010
1st Quarter	$42.87	$35.64
2nd Quarter	$44.57	$36.19
3rd Quarter	$43.00	$35.34
4th Quarter	$45.25	$38.83
2011
1st Quarter	$53.35	$43.56
2nd Quarter	$52.42	$43.82
3rd Quarter	$55.46	$44.86
4th Quarter	$60.91	$45.59
2012
1st Quarter (through February 24, 2012)	$62.29	$54.74

On February 24, 2012, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $60.94 per share. As of February 24, 2012, there were 4,932 holders of record of the Common Stock.

We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On October 25, 2011, our Board of Directors authorized a stock repurchase program for up to 2,500,000 shares of Teledyne common stock. Such stock repurchase plan was publicly announced on October 27, 2011. The following table sets forth the shares repurchased during each fiscal month during the fourth quarter of 2011:

Fiscal Year 2011	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares that may yet be Purchased Under the Program
October 25 — November 4	—	—	—	2,500,000
November 5 — December 2	521,630	$52.92	521,630	1,978,370
December 3 — January 1	136,932	$52.93	136,932	1,841,438

Total	658,562	$52.92	658,562	1,841,438

Item 6.	Selected Financial Data.

The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Each fiscal year presented below contained 52 weeks, except fiscal year 2009 which contained 53 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Five-Year Summary of Selected Financial Data

	2011	2010	2009	2008	2007
	(In millions, except per-share amounts)
Sales	$1,941.9	$1,644.2	$1,652.1	$1,722.0	$1,441.6
Net income from continuing operations	$142.1	$119.9	$115.9	$116.6	$85.6
Net income from discontinuined operations	$113.1	$0.6	$(2.6)	$(5.3)	$12.9
Net income attributable to Teledyne Technologies	$255.2	$120.5	$113.3	$111.3	$98.5
Working capital	$268.5	$306.8	$242.6	$274.8	$198.3
Total assets	$1,826.1	$1,557.8	$1,421.5	$1,534.5	$1,159.4
Long-term debt and capital lease obligations, net of current portion	$311.4	$265.3	$251.6	$332.1	$142.4
Total equity	$984.1	$787.0	$667.4	$506.9	$506.9
Basic earnings per common share—continuing operations	$3.88	$3.31	$3.22	$3.29	$2.45
Diluted earnings per common share—continuing operations	$3.81	$3.25	$3.17	$3.20	$2.36
Basic earnings per common share	$6.97	$3.33	$3.15	$3.14	$2.82
Diluted earnings per common share	$6.84	$3.27	$3.10	$3.05	$2.72

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets. We have evolved from a company that was primarily focused on aerospace and defense to one that serves multiple markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, factory automation and medical imaging. Our products include monitoring instrumentation for marine and environmental applications, harsh environment interconnects, digital imaging sensors and cameras, aircraft information management systems, and defense electronic and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and nuclear applications. We differentiate ourselves from many of our direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.

Strategy/Overview

Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and government engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.

Consistent with this strategy, we made two acquisitions and acquired a minority interest investment in the first quarter of 2011. On April 19, 2011, we completed the sale of our general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements have been restated to classify the Aerospace Engines and Components segment as a discontinued operation.

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

In addition to the acquisition of DALSA in 2011, the Company completed the acquisition of a majority interest in Nova Sensors (“Nova”) for total consideration of $5.1 million in cash and a minority interest in Optech Incorporated (“Optech”) for $18.9 million. Nova produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment. Optech is a laser-based survey and digital imaging company. Teledyne funded the purchases primarily from borrowings under its credit facility and cash on hand. We also bought the remaining minority interest in Energy Systems for $3.2 million in 2011.

In 2011, sales totaled $1,941.9 million, compared with sales of $1,644.2 million for 2010. Our 2011 net income totaled $255.2 million or $6.84 per diluted share, compared to $120.5 million or $3.27 per diluted share in 2010. Net income for 2011, excluding our discontinued operations, was $142.1 million or $3.81 per diluted share, compared with $119.9 million or $3.25 per diluted share for 2010. The increase in revenue included incremental sales from acquisitions of $249.6 million. In addition, each business segment experienced higher organic growth except for the Engineered Systems segment. The revenue decrease for the Engineered Systems segment primarily reflected lower sales from space and defense programs. With the recent acquisition of DALSA, as well as growth in our commercial markets, our business mix has changed, and for 2011, Teledyne’s sales were split 64% commercial and 36% government. This has changed from an approximate 55% commercial and 45% government split ten years ago.

In addition to the above events, on February 25, 2011, we replaced our $590.0 million credit facility that was set to expire in July 2011, with a $550.0 million credit facility. The new facility, together with the $250.0 million in Senior Notes issued in September 2010 and operating cash flow, will provide Teledyne with the ability to fund working capital needs, capital expenditures, voluntary pension contributions, debt service requirements and acquisitions for 2012.

Recent Acquisitions

The Company spent $366.7 million, $67.9 million and $27.1 million on acquisitions in 2011, 2010 and 2009, respectively. The acquisitions made in 2011 are described above. In 2010, Teledyne acquired Intelek plc (“Intelek”) for $43.5 million. Intelek primarily designs and manufactures electronic systems for satellite and microwave communications and aerospace manufacturing. In 2010, Teledyne also acquired Optimum Optical Systems Inc. (“Optimum”), a designer and manufacturer of custom optics and optomechanical assemblies and Hafmynd ehf. (“Gavia”), a designer and manufacturer of the Gavia autonomous underwater vehicle. In 2009, the Company purchased all of the remaining 14.1% minority interest in Ocean Design, Inc., now known as Teledyne ODI (“ODI”) for $25.5 million. Also in 2009, the Company purchased the assets of a marine sensor product line for $1.4 million. See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions. See also Note 18 to our Consolidated Financial Statements for information about our fiscal year 2012 acquisition of VariSystems Inc. (“VariSystems”).

Financial Highlights

Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2011 and 2010 each contained 52 weeks, fiscal year 2009 contained 53 weeks. The following is our financial information for 2011, 2010 and 2009 (in millions, except per-share amounts):

	2011	2010	2009
Sales	$1,941.9	$1,644.2	$1,652.1
Costs and Expenses
Cost of sales	1,290.7	1,148.1	1,177.3
Selling, general and administrative expenses	424.0	317.6	303.4

Total costs and expenses	1,714.7	1,465.7	1,480.7

Income before other income and expense and income taxes	227.2	178.5	171.4
Interest and debt expense, net	(16.2)	(6.5)	(4.8)
Other income (expense), net	0.6	1.6	(0.2)

Income from continuing operations before income taxes	211.6	173.6	166.4
Provision for income taxes(a)	69.5	53.6	50.0

Net income from continuing operations including noncontrolling interest	142.1	120.0	116.4
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.6	(2.6)
Gain on sale of discontinued operations, net of income taxes	113.8	—	—

Net income including noncontrolling interest	255.2	120.6	113.8
Less: net income attributable to noncontrolling interest	—	(0.1)	(0.5)

Net income attributable to Teledyne Technologies	$255.2	$120.5	$113.3

Net income from continuing operations including noncontrolling interest	$142.1	$120.0	$116.4
Less: net income attributable to noncontrolling interest	—	(0.1)	(0.5)

Net income from continuing operations	142.1	119.9	115.9
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.6	(2.6)
Gain on sale of discontinued operations, net of income taxes	113.8	—	—

Net income attributable to Teledyne Technologies	$255.2	$120.5	$113.3

Basic earnings per common share
- Continuing operations	$3.88	$3.31	$3.22
- Income (loss) from discontinued operations	(0.02)	0.02	(0.07)
- Gain on sale of discontinued operations	3.11	—	—

Basic earnings per common share	$6.97	$3.33	$3.15

Diluted earnings per common share
- Continuing operations	$3.81	$3.25	$3.17
- Income (loss) from discontinued operations	(0.02)	0.02	(0.07)
- Gain on sale of discontinued operations	3.05	—	—

Diluted earnings per common share	$6.84	$3.27	$3.10

(a)	Fiscal years 2011, 2010 and 2009 include net tax credits of $2.4 million, $12.5 million and $15.0 million, respectively, primarily from research and development tax credits.

Our businesses are divided into four business segments; namely, Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2011, 2010 and 2009 are summarized in the following table:

	Percentage of Sales
Segment	2011	2010	2009
Instrumentation	32%	35%	32%
Digital Imaging	18%	8%	8%
Aerospace and Defense Electronics	34%	37%	35%
Engineered Systems	16%	20%	25%

	100%	100%	100%

Results of Operations

2011 Compared with 2010

Sales	2011	2010	% Change
	(in millions)
Instrumentation	$616.6	$573.2	7.6%
Digital Imaging	349.9	122.5	185.6%
Aerospace and Defense Electronics	670.8	614.7	9.1%
Engineered Systems	304.6	333.8	(8.7)%

Total sales	$1,941.9	$1,644.2	18.1%

Operating profit and other segment income	2011	2010	% Change
	(in millions)
Instrumentation	$122.8	$113.9	7.8%
Digital Imaging	16.1	5.2	209.6%
Aerospace and Defense Electronics	93.9	57.8	62.5%
Engineered Systems	28.1	30.4	(7.6)%

Segment operating profit and other segment income	260.9	207.3	25.9%
Corporate expense	(33.7)	(28.8)	17.0%
Interest and debt expense, net	(16.2)	(6.5)	149.2%
Other income, net	0.6	1.6	(62.5)%

Income from continuing operations before income taxes	211.6	173.6	21.9%
Provision for income taxes(a)	69.5	53.6	29.7%

Net income from continuing operations before noncontrolling interest	142.1	120.0	18.4%
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.6	* %
Gain on sale of discontinued operations, net of income taxes	113.8	—	* %

Net income before noncontrolling interest	255.2	120.6	111.6%
Less: net income attributable to noncontrolling interest	—	(0.1)	100.0%

Net income attributable to Teledyne Technologies	$255.2	$120.5	111.8%

*	not meaningful

(a)	Fiscal years 2011 and 2010 include net tax credits of $2.4 million and $12.5 million, respectively, primarily from research and development tax credits.

We reported 2011 sales of $1,941.9 million, compared with sales of $1,644.2 million for 2010, an increase of 18.1%. Net income attributable to Teledyne Technologies was $255.2 million ($6.84 per diluted share) for 2011, compared with $120.5 million ($3.27 per diluted share) for 2010, an increase of 111.8%. Net income attributable to Teledyne Technologies, excluding discontinued operations, was $142.1 million ($3.81 per diluted share) for 2011, compared with $119.9 million ($3.25 per diluted share) for 2010, an increase of 18.4%.

The increase in sales in 2011, compared with 2010, reflected higher sales in each business segment except the Engineered Systems segment. Sales in the Instrumentation segment reflected higher sales of marine and environmental instrumentation products by over 5% and 10%, respectively. Sales of marine products included incremental sales of $3.7 million from the 2010 acquisition of Gavia. Sales in the Aerospace and Defense Electronics segment reflected higher sales of microwave devices and interconnects, as well as, incremental sales of $25.7 million from the 2010 acquisition of Intelek. The increase in the Digital Imaging segment included $214.0 million in revenue from recent acquisitions, primarily the February 2011 acquisition of DALSA, as well as higher organic sales. The decrease in the Engineered Systems segment revenue reflected lower sales of missile defense engineering services, lower sales from NASA programs, lower sales of gas centrifuge service modules and lower sales related to the Joint Air-to-Surface Standoff Missile (“JASSM”) turbine engine program partially offset by incremental sales of $6.2 million from a recent acquisition. The incremental increase in revenue in 2011 from businesses acquired in 2011 and in 2010 was $249.6 million.

The increase in segment operating profit and other segment income for 2011, compared with 2010, reflected improved results in each operating segment except for the Engineered Systems segment. The increase in earnings reflected the impact of acquisitions as well as improved margins in each operating segment. The increase in operating profit in the Instrumentation segment, Aerospace and Defense Electronics segment and the Digital Imaging segment reflected the impact of higher sales. Operating profit in the Aerospace and Defense Electronics segment in 2010 reflected charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The decrease in operating profit in the Engineered Systems segment reflected the impact of lower sales, partially offset by lower pension expense and higher margins. Operating profit included incremental operating profit from acquisitions of $18.6 million, which included acquisition expenses of $2.0 million and intangible amortization of $10.3 million.

Cost of sales in total dollars was higher in 2011, compared with 2010, and primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for 2011 was 66.5%, compared with 69.8% for 2010. The lower cost of sales percentage reflected the impact of the DALSA cost structure which has a lower cost of sales percentage than the overall Teledyne cost of sales percentage.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2011 compared with 2010. The increase reflected the impact of higher sales, higher acquired intangible asset amortization of $9.7 million and higher research and development costs of $41.4 million. Corporate administrative expense in 2011 was higher by $4.9 million compared with 2010 and reflected higher employee compensation and professional fee expenses. For 2011, we recorded a total of $5.8 million in stock option expense, of which $2.1 million was recorded as corporate expense and $3.7 million was recorded in segment results. For 2010, we recorded a total of $4.7 million in stock option expense, of which $1.7 million was recorded as corporate expense and $3.0 million was recorded in segment results. Selling, general and administrative expenses for 2011, as a percentage of sales, increased to 21.8%, compared with 19.3% for 2010 and reflected the impact of acquisition related expenses, higher research and development costs and the DALSA cost structure which has a higher selling, general and administrative expense percentage than the overall Teledyne selling, general and administrative expense percentage.

Included in operating profit in 2011 was domestic pension expense of $6.7 million. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $12.6 million was recoverable from certain government contracts. Included in operating profit in 2010 was domestic pension expense of $4.8 million. In accordance with CAS, $9.6 million was recoverable from certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.

The Company’s effective tax rate for 2011 was 32.9%, compared with 30.9% for 2010. Fiscal years 2011 and 2010 included net tax credits of $2.4 million and $12.5 million, respectively, which were primarily research and development tax credits. Excluding the net tax credits, the effective tax rates for 2011 and 2010, would have been 34.0% and 38.1%, respectively.

During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statutes of limitations could reduce unrecognized tax benefits by $6.4 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or because of the expiration of the statutes of limitations.

Sales under contracts with the U.S. Government were approximately 36% of sales in 2011 and 44% of sales in 2010. Sales to international customers represented approximately 36% of sales in 2011 and 29% of sales in 2010.

Total interest expense, including credit facility fees and other bank charges, was $16.7 million in 2011 and $6.9 million in 2010. Interest income was $0.5 million in 2011 and $0.4 million in 2010. The increase in interest expense primarily reflected the impact of higher outstanding debt levels and higher overall average interest rates from our new credit facility and our senior notes.

Other income in 2011 included income of $2.3 million related to the reduction of an environmental reserve determined to be no longer needed and a $4.5 million pretax charge to write off the Company’s minority investment in a private company. Other income in 2011 and in 2010 each included an insurance benefit of $1.0 million.

2010 Compared with 2009

Sales	2010	2009	% Change
	(in millions)
Instrumentation	$573.2	$538.4	6.5%
Digital Imaging	122.5	127.3	(3.8)%
Aerospace and Defense Electronics	614.7	579.2	6.1%
Engineered Systems	333.8	407.2	(18.0)%

Total sales	$1,644.2	$1,652.1	(0.5)%

			%
Operating profit and other segment income	2010	2009	Change
	(in millions)
Instrumentation	$113.9	$95.5	19.3%
Digital Imaging	5.2	11.8	(55.9)%
Aerospace and Defense Electronics	57.8	60.1	(3.8)%
Engineered Systems	30.4	31.3	(2.9)%

Segment operating profit and other segment income	207.3	198.7	4.3%
Corporate expense	(28.8)	(27.3)	5.5%
Interest and debt expense, net	(6.5)	(4.8)	35.4%
Other income (expense), net	1.6	(0.2)	* %

Income from continuing operations before income taxes	173.6	166.4	4.3%
Provision for income taxes(a)	53.6	50.0	7.2%

Net income from continuing operations before noncontrolling interest	120.0	116.4	3.1%
Income (loss) from discontinued operations, net of income taxes	0.6	(2.6)	*%

Net income before noncontrolling interest	120.6	113.8	6.0%
Less: net income attributable to noncontrolling interest	(0.1)	(0.5)	(80.0)%

Net income attributable to Teledyne Technologies	$120.5	$113.3	6.4%

*	not meaningful

(a)	Fiscal years 2010 and 2009 include net tax credits of $12.5 million and $15.0 million, respectively, primarily from research and development tax credits.

We reported 2010 sales of $1,644.2 million, compared with sales of $1,652.1 million for 2009, a slight decrease of 0.5%. Net income attributable to Teledyne Technologies was $120.5 million ($3.27 per diluted share) for 2010, compared with $113.3 million ($3.10 per diluted share) for 2009, an increase of 6.4%. Net income attributable to Teledyne Technologies, excluding discontinued operations, was $119.9 million ($3.25 per diluted share) for 2010, compared with $115.9 million ($3.17 per diluted share) for 2009, an increase of 3.4%.

The decrease in sales in 2010, compared with 2009, reflected lower sales in the Engineered Systems segment and the Digital Imaging segment, partially offset by higher sales in both the Instrumentation segment and in the Aerospace and Defense Electronics segment. The decrease in the Engineered Systems segment reflected lower sales of missile defense engineering services, lower sales from NASA programs, lower sales of gas centrifuge service modules and lower sales related to the JASSM turbine engine program partially offset by sales of $6.3 million from a recent acquisition. Sales in the Instrumentation segment reflected higher sales of marine and environmental instrumentation products. Sales in the Aerospace and Defense Electronics segment reflected higher sales of microwave devices and interconnects and included sales of $15.9 million from recent acquisitions. The incremental increase in revenue in 2010 from businesses acquired since 2009 was $25.3 million.

The increase in segment operating profit and other segment income for 2010, compared with 2009, reflected higher operating profit in the Instrumentation segment, partially offset by lower operating profit in the Aerospace and Defense Electronics segment, the Engineered Systems segment and the Digital Imaging segment. The increase in operating profit in the Instrumentation segment was in line with higher sales. The decrease in operating profit in the Aerospace and Defense Electronics segment reflected the $8.2 million inventory charge, partially offset by the impact of higher sales. The decrease in operating profit in the Engineered Systems segment reflected the impact of lower sales, partially offset by lower pension expense and higher margins. Operating profit included an incremental operating loss from our 2010 acquisitions of $5.1 million, which included acquisition expenses of $5.5 million and intangible amortization of $1.5 million.

Cost of sales in total dollars was lower in 2010, compared with 2009, and reflected the impact of lower pension expense and cost reductions, partially offset by the $8.2 million inventory charge. Cost of sales in 2010 included $0.8 million in LIFO expense, compared with $2.2 million of LIFO income in 2009. Cost of sales as a percentage of sales for 2010 was 69.8%, compared with 71.3% for 2009. The lower cost of sales percentage reflected the impact of cost reductions, product mix and lower pension expense, partially offset by the impact of the $8.2 million inventory write-down.

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

Included in operating profit in 2010 was domestic pension expense of $4.8 million. In accordance with CAS, $9.6 million was recoverable from certain government contracts. Included in operating profit in 2009 was domestic pension expense of $21.4 million, of which $12.4 million was recoverable in accordance with CAS. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. These amounts do not include pension expense of $0.4 million in 2010 and $1.1 million in 2009 now included as part of discontinued operations. In addition to the above amounts, the Company recorded $0.1 million in pension expense for 2010 related to the foreign pension plan.

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

Other income in 2010 also includes an insurance benefit of $1.0 million.

Segments

The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.

Instrumentation

(Dollars in millions)	2011	2010	2009
Sales	$616.6	$573.2	$538.4
Operating profit	$122.8	$113.9	$95.5
Operating profit % of sales	19.9%	19.9%	17.7%
International sales % of sales	52.4%	52.3%	52.1%
Governmental sales % of sales	6.3%	6.2%	6.8%
Capital expenditures	$8.9	$6.4	$16.1

Our Instrumentation segment provides measurement, monitoring and control instruments for marine, environmental, scientific and industrial applications. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.

2011 compared with 2010

Our Instrumentation segment sales were $616.6 million in 2011, compared with sales of $573.2 million in 2010, an increase of 7.6%. Operating profit was $122.8 million in 2011, compared with $113.9 million in 2010, an increase of 7.8%.

The 2011 sales change resulted primarily from $24.0 million in higher sales of environmental instrumentation products and $19.4 million in higher sales of marine instrumentation products. The higher sales for environmental instrumentation reflected improvement for substantially all product offerings. The higher sales for marine instrumentation reflected increased sales of marine interconnect systems, partially offset by reduced sales of geophysical sensors for the energy exploration market. The higher sales for marine instrumentation also included $3.7 million from a recent acquisition. The increase in operating profit reflected the impact of higher sales. Segment operating profit in 2011 also reflected LIFO expense of $0.5 million compared with LIFO expense of $0.2 million in 2010.

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

Digital Imaging

(Dollars in millions)	2011	2010	2009
Sales	$349.9	$122.5	$127.3
Operating profit	$16.1	$5.2	$11.8
Operating profit % of sales	4.6%	4.2%	9.3%
International sales % of sales	47.1%	7.1%	4.9%
Governmental sales % of sales	31.5%	76.2%	75.9%
Capital expenditures	$13.8	$11.3	$5.7

Our Digital Imaging segment includes digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, specialty semiconductors and micro electro mechanical systems (“MEMS”), and infrared detectors, cameras and optomechanical assemblies. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses, as well as major development efforts for innovative digital imaging products for government and space applications.

2011 compared with 2010

Our Digital Imaging segment sales were $349.9 million in 2011, compared with sales of $122.5 million in 2010, an increase of 185.6%. Operating profit was $16.1 million in 2011, compared with $5.2 million in 2010, an increase of 209.6%.

The 2011 sales increase included $214.0 million in revenue from recent acquisitions, primarily the February 2011, acquisition of DALSA, as well as higher organic sales. The increase in operating profit reflected the impact of higher sales, partially offset by increased intangible asset amortization of $9.9 million and $25.9 million in higher research and development and bid and proposal spending, primarily from recent acquisitions. The incremental operating profit from recent acquisitions was $10.7 million.

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

Aerospace and Defense Electronics

(Dollars in millions)	2011	2010	2009
Sales	$670.8	$614.7	$579.2
Operating profit	$93.9	$57.8	$60.1
Operating profit % of sales	14.0%	9.4%	10.4%
International sales % of sales	25.1%	22.3%	21.7%
Governmental sales % of sales	45.3%	49.2%	49.5%
Capital expenditures	$13.1	$9.7	$8.4

Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft, harsh environment interconnects, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.

2011 compared with 2010

Our Aerospace and Defense Electronics segment sales were $670.8 million in 2011, compared with sales of $614.7 million in 2010, an increase of 9.1%. Operating profit was $93.9 million in 2011, compared with $57.8 million in 2010, an increase of 62.5%.

The 2011 sales increase resulted from $46.1 million of higher sales of microwave devices and interconnects, as well as increased sales of $24.1 million from avionics products and electronic relays, partially offset by a reduction of $14.1 million in sales of electronic manufacturing services. The increased sales of microwave devices and interconnects included sales of $25.7 million from acquisitions as well as higher organic sales. The increase in operating profit reflected the impact of higher sales and product mix differences. The 2010 results included the $8.2 million inventory charge. The incremental operating profit from recent acquisitions was $5.9 million. Segment operating profit in 2010 also reflected LIFO expense of $0.3 million compared with LIFO expense of $0.4 million in 2010. Operating profit included pension expense of $3.9 million for 2011, compared with $1.7 million for 2010. Pension expense allocated to contracts pursuant to CAS was $3.9 million for 2011, compared with $2.5 million for 2010.

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

Engineered Systems

(Dollars in millions)	2011	2010	2009
Sales	$304.6	$333.8	$407.2
Operating profit	$28.1	$30.4	$31.3
Operating profit % of sales	9.2%	9.1%	7.7%
International sales % of sales	11.1%	7.6%	3.8%
Governmental sales % of sales	79.4%	88.7%	87.9%
Capital expenditures	$5.9	$3.6	$3.4

Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions to space, military, environmental, energy, chemical, biological, nuclear systems and missile defense requirements. This segment also designs and manufactures hydrogen gas generators, thermoelectric and electrochemical energy solutions and small turbine engines.

2011 compared with 2010

Our Engineered Systems segment sales were $304.6 million in 2011, compared with sales of $333.8 million in 2010, a decrease of 8.7%. Operating profit was $28.1 million in 2011, compared with $30.4 million in 2010, a decrease of 7.6%.

Sales for 2011 reflected lower sales of $33.7 million from engineered products and services and lower energy systems sales of $2.3 million, partially offset by higher sales of $6.8 million of turbine engines resulting from increased sales for the JASSM program. The sales decrease from engineered products and services, primarily reflected lower sales of space and defense programs, partially offset by higher sales of $9.0 million for environmental systems and $6.2 million in sales from acquisitions. The lower operating profit in 2011 primarily reflected the impact of lower sales, partially offset by the impact of higher margins for turbine engines. Operating profit included pension expense of $2.4 million for 2011, compared with $1.6 million for 2010. Pension expense allocated to contracts pursuant to CAS was $8.7 million for 2011, compared with $7.1 million for 2010.

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

Financial Condition, Liquidity and Capital Resources

Principal Capital Requirements

Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions, debt service requirements and acquisitions including the acquisition of VariSystems. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in the year 2012. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

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

In 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. In the second quarter, Teledyne terminated the cash flow hedges for a total payment of $0.6 million which was deferred in accumulated other comprehensive loss and will be reclassified to interest expense through September 2020. As of January 1, 2012, the remaining unamortized loss of $0.5 million was included in accumulated other comprehensive loss in the stockholders’ equity section of the balance sheet.

Long-term debt consisted of the following (in millions):

Balance at	January 1, 2012	January 2, 2011
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
$550.0 million revolving credit facility, weighted average rate of 2.48% at January 1, 2012	48.0	—

Total long-term debt	$298.0	$250.0

The Company also has $14.8 million in capital leases, of which $1.4 million is current. At January 1, 2012, Teledyne Technologies had $13.5 million in outstanding letters of credit.

The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 1, 2012, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below. At January 1, 2012, the required financial covenant ratios and the actual ratios were as follows:

$250.0 million Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA)(1)	No more than 3.25 to 1	0.8 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest)(2)	No less than 3.0 to 1	25.4 to 1

$550.0 million Credit Facility expires February 2016

Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA)(1)	No more than 3.25 to 1	0.8 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest)(2)	No less than 3.0 to 1	25.4 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement expiring February 2016.

2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement expiring February 2016.

Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $488.5 million at January 1, 2012. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. No amounts are outstanding under this facility at January 1, 2012. The maximum amount that could be borrowed under our $550.0 million credit facility as of January 1, 2012 while still remaining in compliance with our consolidated leverage ratio covenant was $488.5 million.

Contractual Obligations

The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 1, 2012. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (in millions):

	2012	2013	2014	2015	2016	2017 and beyond	Total
Long-term debt obligations	$—	$—	$—	$75.0	$48.0	$175.0	$298.0
Interest expense(a)	13.6	13.6	13.6	12.8	9.0	18.2	80.8
Operating lease obligations	21.3	19.2	15.9	13.5	9.7	19.2	98.8
Capital lease obligations(b)	2.0	1.8	1.7	1.6	1.7	10.2	19.0
Purchase obligations(c)	64.6	4.8	0.6	0.1	—	0.2	70.3

Total	$101.5	$39.4	$31.8	$103.0	$68.4	$222.8	$566.9

(a)	Interest expense related to the amended and restated credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2011 and is assumed to be paid at the end of each quarter with the final payment in February 2016 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

At January 1, 2012, we are not required to make any cash contributions to the domestic qualified pension plan for 2012. Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $50.0 million on January 9, 2012 and expects to make an additional $42.8 million pretax contribution in the third quarter of 2012. Teledyne has no required or scheduled contributions to its foreign pension plan for 2012. Our minimum funding requirements after 2011, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2012 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefits plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements. In addition, for covered active salaried employees, in 2011 the Company approved a plan amendment to change the rate at which pension benefits will accrue on or after March 1, 2012. The pension benefit formula will be changed from a “final average pay” calculation to a “career average pay” approach. This amendment reduced the pension benefit obligation by $43.3 million in 2011. Teledyne intends to continue to monitor and manage its defined pension benefit plan obligation and may take additional actions in the future.

Operating Activities

In 2011, net cash provided by operating activities from continuing operations was $219.5 million, compared with $127.1 million in 2010 and $160.4 million in 2009. The higher net cash provided for 2011, compared with 2010, reflected the impact of higher net income, lower income tax payments of $33.5 million and lower deferred accounts receivable, partially offset by higher pretax pension contributions of $24.2 million.

The lower net cash provided for 2010, compared with 2009, reflected higher income tax payments of $49.2 million, higher deferred accounts receivable and higher accounts receivable due to timing of sales, partially offset by lower pretax pension contributions of $71.9 million.

Free cash flow (cash from operating activities from continuing operations less capital expenditures) was $177.8 million, compared with $96.1 million in 2010 and $126.9 million in 2009. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis and was $221.8 million, compared with $124.2 million in 2010 and $198.0 million in 2009.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	Total Year 2011	Total Year 2010	Total Year 2009
Cash provided by operating activities, continuing operations	$219.5	$127.1	$160.4
Capital expenditures for property, plant and equipment	(41.7)	(31.0)	(33.5)

Free cash flow	177.8	96.1	126.9
Pension contributions, net of tax(b)	44.0	28.1	71.1

Adjusted free cash flow	$221.8	$124.2	$198.0

(a)	We define free cash flow as cash provided by operating activities from continuing operations (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing our ability to generate cash flow, including the impact of voluntary and required pension contributions.

(b)	All domestic pension cash contributions were voluntary.

Working Capital

Working capital decreased to $268.5 million at year-end 2011, compared with $306.8 million at year-end 2010. The decrease reflected the use of cash on hand at January 2, 2011 to pay down long-term debt and a reduction in income taxes payable from year end 2010.

Balance Sheet Changes

The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2011	2010
Cash and cash equivalents	$49.4	$75.1
Inventories, net	$219.4	$172.3
Properly, plant and equipment, net	$254.6	$203.4
Goodwill	$717.8	$546.3
Acquired intangible assets, net	$181.4	$113.9
Accrued liabilities, short term	$230.8	$177.3
Long-term debt and capital lease obligations, net of current portion	$311.4	$265.3
Other long-term liabilities	$117.2	$85.7
Accumulated other comprehensive loss	$241.1	$185.6

The higher cash balance in 2010 reflected unused cash proceeds from the private placement of debt in September 2010. The higher balances in inventories, property, plant and equipment goodwill, acquired intangible assets primarily reflect the impact of the DALSA acquisition. The higher balances in accrued liabilities short term includes the impact of the DALSA acquisition, as well as, higher customer advances. The higher balances in other long-term liabilities primarily reflect deferred tax balances and other tax reserves related to DALSA. The accumulated other comprehensive loss increase primarily reflects the non-cash adjustment of $42.1 million related to the increase in the unfunded pension liability in 2011 and $9.3 million foreign currency changes.

Investing Activities

Net cash used in investing activities included capital expenditures as presented below (in millions):

Capital Expenditures

	2011	2010	2009
Instrumentation	$8.9	$6.4	$16.1
Digital Imaging	13.8	11.3	5.7
Aerospace and Defense Electronics	13.1	9.7	8.4
Engineered Systems	5.9	3.6	3.3

	$41.7	$31.0	$33.5

During 2012 we plan to invest approximately $60.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at January 1, 2012, for capital expenditures were approximately $9.7 million.

Investing activities from continuing operations used cash for acquisitions of $366.7 million, $67.9 million and $27.1 million, in fiscal 2011, 2010 and 2009, respectively (see “Recent Acquisitions”).

Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.

In all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. The DALSA, Nova and Optimum acquisitions are part of the Digital Imaging segment. Gavia is part of the Instrumentation segment and Intelek is part of the Aerospace and Defense Electronics segment, except for the CML division of Intelek which is part of the Engineered Systems segment.

The following table shows the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2011 and 2010 (in millions):

	Fiscal year 2011
Acquisition Date	Name	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
February 11, 2011	DALSA	$342.3	$166.9	$91.5
March 17, 2011	Nova Sensors	5.1	8.3	2.0

		$347.4	$175.2	$93.5

	Fiscal year 2010
Acquisition Date	Name	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
June 7, 2010	Optimum Optical	$5.7	$4.3	$1.9
July 26, 2010	Intelek	43.5	34.0	15.3
September 20, 2010	Gavia	10.8	8.1	2.3

		$60.0	$46.4	$19.5

(a)	includes transaction costs that are expensed under current accounting guidance.

Except for the Optimum acquisition, goodwill resulting from the acquisitions made in fiscal 2011 and 2010 will not be deductible for tax purposes.

The following is a summary, at the acquisition date, of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in fiscal 2011 and 2010 (in millions):

	2011	2010
Current assets, excluding cash acquired	$98.7	$18.4
Property, plant and equipment	53.3	16.5
Goodwill	175.2	46.4
Intangible assets	93.5	19.5

Total assets acquired	420.7	100.8

Current liabilities, including short-term debt	37.7	18.8
Other long-term liabilities	38.4	25.0

Total liabilities assumed	76.1	43.8

Purchase price, net of cash acquired	$344.6	$57.0

Investing activities in 2011 also include the net of tax proceeds of $136.6 million received from the sale of our general aviation piston engine businesses.

Financing Activities

Cash provided by financing activities for 2011 reflected net proceeds of borrowings of $46.6 million. Cash provided by financing activities for 2010 reflected the $250.0 million proceeds from the issuance of Senior Notes and repayment of borrowings under our revolving credit agreement of $246.4 million. Cash used by financing activities for 2009 reflected net repayments of borrowings of $81.6 million, primarily under our revolving credit agreement. Fiscal years 2011, 2010 and 2009 all reflect proceeds from the exercise of stock options of $14.8 million, $3.9 million and $1.1 million, respectively. Fiscal years 2011, 2010 and 2009 included $7.2 million, $1.5 million and $0.8 million, respectively, in excess tax benefits related to stock-based compensation.

On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. At year-end 2011, we had $488.5 million of available committed credit under the $550.0 million credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures in February 2016. As of February 27, 2012, we had $105.6 million outstanding under the credit facility. This reflects cash flow from operations, as well as, pension contributions and the acquisition of VariSystems Inc. on February 25, 2012.

On September 15, 2010, the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s then existing $590.0 million credit facility.

Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at January 1, 2012. Total debt at year-end 2011 includes $250.0 million outstanding in Senior Notes, and $48.0 million outstanding under the $550.0 million credit facility. The Company also has $14.8 million outstanding under capital leases, of which $1.4 million is current. At year-end 2011, Teledyne had $13.5 million in outstanding letters of credit.

In October 2011, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the company’s credit facility. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program. In 2009, Teledyne repurchased 36,239 shares of Teledyne common stock for $0.8 million under a program that expired in 2010. No shares were repurchased in 2010.

Pension Plans

Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 27% of Teledyne’s employees. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The plan was closed to all union new hires as of February 2007. Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $50.0 million on January 9, 2012 and expects to make an additional $42.8 million pretax contribution in the third quarter of 2012, before recovery from the U.S. Government. In 2011, Teledyne made pretax cash contributions of approximately $69.0 million to its domestic pension plan before recovery from the U.S. Government. In connection with the 2010 acquisition of Intelek, the Company assumed responsibility for a defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. In 2010, Teledyne made pretax cash contributions of approximately $8.1 million to the Intelek pension plan. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002.

Other Matters

Income Taxes

The Company’s effective tax rate for 2011 was 32.9%, compared with 30.9% for 2010 and 30.0% for 2009. Fiscal years 2011, 2010 and 2009 included net tax credits of $2.4 million, $12.5 million and $15.0 million, respectively, primarily research and development tax credits. Excluding these items the company’s effective tax rates for fiscal years 2011, 2010 and 2009 would have been 34.0%, 38.1% and 39.1%, respectively. The lower 2011 effective tax rate, compared with the 2010 effective tax rate, excluding tax credits, primarily reflected a change in the proportion of domestic and international income and foreign research and development tax credits. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at January 1, 2012 will be realized.

Costs and Pricing

Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.

Hedging Activities; Market Risk Disclosures

Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. In addition, from time to time, the Company may utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables and as of January 1, 2012, Teledyne had foreign currency contracts of this type to buy Canadian dollars and to sell U.S. dollars totaling $16.5 million and these contracts had a fair value of $0.5 million. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging (“ASC 815”), are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. Under ASC 815, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne Technologies does not use foreign currency forward contracts for speculative or trading purposes.

In February 2011, Teledyne Technologies began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $2.3 million over the next 12 months based on the year end 2011 exchange rate.

In the event that the gains or losses in accumulated other comprehensive income (“OCI”) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from accumulated other comprehensive income to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of January 1, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $60.7 million and these contracts had a fair value of $2.0 million. These foreign currency forward contracts have maturities ranging from January 2012 to February 2013.

Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent appreciation of the U.S. dollar from its value at January 1, 2012 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.2 million. A hypothetical 10 percent depreciation of the U.S. dollar from its value at January 1, 2012 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.2 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of January 1, 2012, we had $48.0 million outstanding indebtedness under our $550.0 million credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $0.5 million, assuming the $48.0 million in debt was outstanding for the full year.

We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.

Related Party Transactions

On April 12, 2011, our Chairman, President and Chief Executive Officer retired as a director of The Bank of New York Mellon Corporation. One of our other directors is currently a director of The Bank of New York Mellon Corporation. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of our directors was a former chief executive officer of Mellon Financial Corporation. All transactions with The Bank of New York Mellon Corporation and its respective affiliates are effected under normal commercial terms, and we believe that our relationships with The Bank of New York Mellon Corporation and its respective affiliates are arms-length. The Bank of New York Mellon Corporation was one of 13 lenders under our prior $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation is one of 12 lenders under our new $550.0 million credit facility, having committed up to $45.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. In 2011, Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, served as our transfer agent and registrar and as a proxy solicitor for our 2011 annual meeting and also handled administration of our stock options. On January 1, 2012, BNY Mellon’s Shareowners Services business was acquired by Computershare.

Environmental

We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $3.2 million at January 1, 2012 and $5.2 million at January 2, 2011. The decrease from 2010 reflects a $2.3 million reduction of environmental reserves determined to be no longer needed. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period. See also our environmental risk factor disclosure beginning at page 22.

For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.

Government Contracts

We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately

36% of total sales in 2011, 44% of total sales in 2010 and 47% of total sales in 2009. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 29%, 34% and 36% of total sales for 2011, 2010 and 2009, respectively. See also our government contracts risks factor disclosure beginning at page 14.

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

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 1, 2012 and January 2, 2011 (in millions):

Reserves and Valuation Accounts (a)

	2011	2010
Allowance for doubtful accounts	$3.8	$2.9
LIFO inventory reserves	$17.4	$16.5
Other inventory reserves	$42.0	$27.2
Workers’ compensation and general liability reserves(b)	$10.4	$9.5
Warranty reserves(b)	$13.3	$13.0
Environmental reserves(b)	$3.2	$5.2
Other accrued liability reserves(b)	$7.2	$2.1

(a)	This table should be read in conjunction with the Notes to Consolidated Financial Statements.

(b)	Includes both long-term and short-term reserves.

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

	2011	2010	2009
Balance at beginning of year	$13.0	$13.6	$11.0
Accruals for product warranties charged to expense	5.1	4.0	9.5
Cost of product warranty claims	(5.9)	(4.8)	(6.9)
Acquisitions	1.1	0.2	—

Balance at year-end	$13.3	$13.0	$13.6

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

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts requires management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. The Company follows the revenue recognition criteria under Accounting Standards Codification (“ASC”) 605-10-S99-1, Revenue Recognition. For our sales to the U.S. Government in 2011, 2010 and 2009, operating income as a percent of sales did not vary by more than 2.1%. If operating income as a percent of sales to the U.S. Government had been higher or lower by 2.1% in 2011, the Company’s operating income would have changed by approximately $14.2 million.

Accounting for Pension Plans

The Company’s accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense is the expected return on plan assets, as well as the assumed discount rate on pension liabilities. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2012 for its domestic pension plan and 6.6% for its foreign pension plan. The assumed discount rate will be 5.5% in 2012 for its domestic pension plan and 4.7% for its foreign pension plan. The Company’s long-term expected return on pension assets used in 2011 was 8.25% for its domestic pension plans. As a result of the sale of the piston engine businesses, plan liabilities and assets were re-measured as of the April 19, 2011 sale date. Plan liabilities and expense for the remainder of the year after the sale date were measured using a discount rate of 6.15%, updated from 5.90% that was used from the beginning of the year through the sale date for its domestic pension plans. For its foreign pension plan, the Company’s long-term expected return on pension assets used in 2011 was 5.8% and the assumed discount rate used in 2011 was 5.4%. The actual rate of return on pension assets was a negative 0.4% in 2011 and a positive return of 12.3% in 2010 for its domestic pension plans. The actual rate of return on pension assets was a negative 2.7% in 2011 and a positive return of 12.1% in 2010 for its foreign pension plan. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made pretax contributions of $69.0 million to its pension benefit plans in 2011 and made a $50.0 million pretax contribution on January 9, 2012 and currently anticipates making an additional pretax cash contribution of approximately $42.8 million to its pension benefit plans in the third quarter 2012, before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. This produces the expected return on plan assets that is included in the annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. At year-end 2011 the Company has a $208.2 million non-cash reduction to stockholders’ equity and a long-term additional liability of $339.9 million related to its pension plans. At year-end 2010, the Company had a $168.0 million non-cash reduction to stockholders’ equity and a long-term additional liability of $276.6 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2011 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.2)	$2.2
Change in long-term rate of return on plan assets	$(2.0)	$2.0

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

Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We would test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on the annual impairment test completed in the fourth quarter of 2011, no impairment of goodwill or intangible assets with indefinite lives was indicated.

For goodwill impairment testing, the Company estimates the fair value of the reporting units, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.

As of January 1, 2012, the Company had 33 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $0.4 million to $169.7 million. The Company’s analysis in 2011 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units as of the fourth quarter of 2011, the annual testing date, ranged from approximately 20% to 1,700%.

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

The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. The estimated fair values significantly exceed the carrying value for each of the Company’s indefinite-lived intangible assets as of the fourth quarter of 2011, the annual testing date.

Accounting for Income Taxes

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. Uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in future returns. Deferred tax assets and liabilities arise due to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforwards. Although we believe our income tax expense and deferred tax assets and liabilities are reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of uncertain tax benefits that are considered appropriate, as well as the related net interest.

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

Our effective tax rates differ from the statutory rate primarily due to the tax impact of the prior year research and development tax credits, state taxes, tax audit settlements and non U.S. subsidiaries taxed at rates less than 35%. The effective tax rate was 32.9%, 30.9% and 30.0% in 2011, 2010 and 2009, respectively.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2011	2010
	Unrecognized Tax Benefits	Unrecognized Tax Benefits
Beginning of year	$ 10.1	$ 25.2
Increase in prior year tax positions	18.7	(3.5)
Increase for tax positions taken during the current period	0.7	0.6
Reduction related to settlements with taxing authorities	—	(9.2)
Reduction related to lapse of the statue of limitations	(3.5)	(3.0)
Impact of exchange rate changes	(0.2)	—

End of year	$ 25.8	$ 10.1

We recognized interest related to unrecognized tax benefits of $1.7 million and $0.9 million within the provision for income taxes in our statements of operations for fiscal year 2011 and 2010, respectively.

As of January 1, 2012, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2007, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2003. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2006.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $6.4 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The guidance is effective for periods beginning on or after December 15, 2011. We do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The guidance is effective for periods beginning on or after December 15, 2011. The adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for periods beginning on or after December 15, 2011. We do not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In December 2010, the FASB issued new accounting guidance which enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The Company adopted the provision of ASU 2010-29 in fiscal year 2011. Since the requirements are disclosure oriented, the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Safe Harbor Cautionary Statement Regarding Forward-Looking Data

This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, taxes and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from future deficit reduction measures, including potential automatic cuts to defense spending that have been triggered by the Budget Control Act of 2011; and risks associated with the integration of DALSA. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, could negatively affect our businesses that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.

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

Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 13 of this Form 10-K under the caption “Risk Factors; Cautionary Statement as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

The information required by this item is included in this Report at page 47 under the caption “Other Matters — Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included in this Report at pages 59 through 98. See the “Index to Financial Statements and Related Information” at page 58.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls

Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 1, 2012, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 1, 2012, are effective.

Internal Controls

See Management Statement on page 59 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 60 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.

There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 1, 2012, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

In addition to the information set forth under the caption “Executive Management” beginning at page 9 in Part I of this Report, the information required by this item is set forth in the 2012 Proxy Statement under the captions “Item 1 on Proxy Card — Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors — Audit Committee” and “Report of the Audit Committee” and “Stock Ownership — Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this item is set forth in the 2012 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans Information

The information required by this item is set forth in the 2012 Proxy Statement under the caption “Stock Ownership Information” and on Item 12 on Proxy Card — Approval of Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan.

I tem 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2012 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

The information required by this item is set forth in the 2012 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 3 on Proxy Card — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  Exhibits and Financial Statement Schedules:

(1)  Financial Statements

See the “Index to Financial Statements and Related Information” at page 58 of this Report, which is incorporated herein by reference.

(2)  Financial Statement Schedules

See Schedule II captioned “Valuation and Qualifying Accounts” at page 98 of this Report, which is incorporated herein by reference.

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

REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING

We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2012. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2011 acquisition of Nova Sensors, which is included in the 2011 consolidated financial statements of the Company and constituted: $12.4 million and $4.9 million of total and net assets, respectively, as of January 1, 2012 and $4.1 million and $0.2 million of total revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at this newly acquired entity due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of January 1, 2012, the Company’s internal controls over financial reporting were effective.

Ernst and Young LLP, our independent registered public accounting firm, has issued their report on the effectiveness of Teledyne Technologies’ internal control over financial reporting. Their report appears on page 60 of this Annual Report.

Date: February 29, 2012

/S/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 29, 2012

/S/ DALE A. SCHNITTJER
Dale A. Schnittjer
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Teledyne Technologies Incorporated

We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the recent acquisition of Nova Sensors, which is included in the 2011 consolidated financial statements of Teledyne Technologies Incorporated and constituted: $12.4 million and $4.9 million of total and net assets, respectively, as of January 1, 2012 and $4.1 million and $0.2 million of total revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of Nova Sensors.

In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012 of Teledyne Technologies Incorporated and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of January 1, 2012 and January 2, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at January 1, 2012 and January 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Los Angeles, California

February 29, 2012

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

	2011	2010	2009
Sales	$1,941.9	$1,644.2	$1,652.1
Costs and Expenses
Cost of sales	1,290.7	1,148.1	1,177.3
Selling, general and administrative expenses	424.0	317.6	303.4

Total costs and expenses	1,714.7	1,465.7	1,480.7

Income before other income and expense and income taxes	227.2	178.5	171.4
Interest and debt expense, net	(16.2)	(6.5)	(4.8)
Other income (expense), net	0.6	1.6	(0.2)

Income from continuing operations before income taxes	211.6	173.6	166.4
Provision for income taxes	69.5	53.6	50.0

Net income from continuing operations including noncontrolling interest	142.1	120.0	116.4
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.6	(2.6)
Gain on sale of discontinued operations, net of taxes	113.8	—	—

Net income including noncontrolling interest	255.2	120.6	113.8
Less: net income attributable to noncontrolling interest	—	(0.1)	(0.5)

Net income attributable to Teledyne Technologies	$255.2	$120.5	$113.3

Net income from continuing operations including noncontrolling interest	$142.1	$120.0	$116.4
Less: net income attributable to noncontrolling interest	—	(0.1)	(0.5)

Net income from continuing operations	142.1	119.9	115.9
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.6	(2.6)
Gain on sale of discontinued operations, net of taxes	113.8	—	—

Net income attributable to Teledyne Technologies	$255.2	$120.5	$113.3

Basic earnings per common share
— Continuing operations	$3.88	$3.31	$3.22
— Income (loss) from discontinued operations	(0.02)	0.02	(0.07)
— Gain on sale of discontinued operations	3.11	—	—

Basic earnings per common share	$6.97	$3.33	$3.15

Diluted earnings per common share
— Continuing operations	$3.81	$3.25	$3.17
— Income (loss) from discontinued operations	(0.02)	0.02	(0.07)
— Gain on sale of discontinued operations	3.05	—	—

Diluted earnings per common share	$6.84	$3.27	$3.10

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	2011	2010
Assets
Cash and cash equivalents	$49.4	$75.1
Accounts receivable, net	270.0	254.8
Inventories, net	219.4	172.3
Deferred income taxes, net	35.1	28.4
Prepaid expenses and other current assets	28.8	42.3
Assets of discontinued operation held for sale	—	75.1

Total current assets	602.7	648.0
Property, plant and equipment, net	254.6	203.4
Goodwill, net	717.8	546.3
Acquired intangibles, net	181.4	113.9
Other assets, net	69.6	46.2

Total Assets	$1,826.1	$1,557.8

Liabilities and Stockholders’ Equity
Accounts payable	$102.0	$100.6
Accrued liabilities	230.8	177.3
Liabilities of discontinued operations held for sale	—	61.3
Current portion of long-term debt and capital lease	1.4	2.0

Total current liabilities	334.2	341.2
Long-term debt and capital lease obligations	311.4	265.3
Accrued pension obligation	66.0	62.1
Accrued postretirement benefits	13.2	16.5
Other long-term liabilities	117.2	85.7

Total Liabilities	842.0	770.8
Stockholders’ equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125 million shares;
Issued shares: 2011 — 37,027,015 and 2010 — 36,363,372
Outstanding shares: 2011 — 36,449,092 and 2010 — 36,363,372	0.4	0.4
Additional paid-in capital	291.7	267.5
Retained earnings	958.9	703.7
Treasury stock	(30.6)	—
Accumulated other comprehensive loss	(241.1)	(185.6)

Total Stockholders’ Equity	979.3	786.0
Noncontrolling interest	4.8	1.0

Total Equity	984.1	787.0

Total Liabilities and Stockholders’ Equity	$1,826.1	$1,557.8

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Teledyne Technologies Incorporated Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 28, 2008	$0.4	$240.0	$—	$471.2	$(205.8)	$505.8	$1.1	$506.9
Net income	—	—	—	113.3	—	113.3	0.5	113.8
Other comprehensive loss, net of tax:
Foreign currency translation losses	—	—	—	—	3.4	3.4	—	3.4
Minimum benefit plan liability adjustment	—	—	—	—	30.6	30.6	—	30.6

Comprehensive loss	—	—	—	113.3	34.0	147.3	0.5	147.8
Purchase of redeemable noncontrolling interest	—	4.7	—	(1.3)	—	3.4	(0.7)	2.7
Treasury Stock-purchase	—	—	(0.8)	—	—	(0.8)	—	(0.8)
Treasury Stock-issuance	—	(0.8)	0.8	—	—	—	—	—
Stock option compensation expense	—	5.4	—	—	—	5.4	—	5.4
Exercise of stock options and other, net	—	5.4	—	—	—	5.4	—	5.4

Balance, January 3, 2010	0.4	254.7	—	583.2	(171.8)	666.5	0.9	667.4
Net income	—	—	—	120.5	—	120.5	0.1	120.6
Other comprehensive loss, net of tax:
Interest rate swap position	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Foreign currency translation gains	—	—	—	—	(3.7)	(3.7)	—	(3.7)
Minimum benefit plan liability adjustment	—	—	—	—	(9.5)	(9.5)	—	(9.5)

Comprehensive income	—	—	—	120.5	(13.8)	106.7	0.1	106.8
Stock option compensation expense	—	4.9	—	—	—	4.9	—	4.9
Exercise of stock options and other, net	—	7.9	—	—	—	7.9	—	7.9

Balance, January 2, 2011	0.4	267.5	—	703.7	(185.6)	786.0	1.0	787.0
Net income	—	—	—	255.2	—	255.2	—	255.2
Other comprehensive loss, net of tax:
Hedge activity	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Foreign currency translation losses	—	—	—	—	(9.3)	(9.3)	—	(9.3)
Minimum benefit plan liability adjustment	—	—	—	—	(42.1)	(42.1)	—	(42.1)

Comprehensive income	—	—	—	255.2	(55.5)	199.7	—	199.7
Treasury stock purchase, net	—	—	(34.9)	—	—	(34.9)	—	(34.9)
Treasury stock issuance	—	(1.3)	4.3	—	—	3.0	—	3.0
Noncontrolling interest — Nova Sensors	—	—	—	—	—	—	4.8	4.8
Purchase of noncontrolling interest	—	(3.2)	—	—	—	(3.2)	(1.0)	(4.2)
Stock option compensation expense	—	5.8	—	—	—	5.8	—	5.8
Exercise of stock options and other, net	—	22.9	—	—	—	22.9	—	22.9

Balance, January 1, 2012	$0.4	$291.7	$(30.6)	$958.9	$(241.1)	$979.3	$4.8	$984.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	2011	2010	2009
Operating activities
Net income from continuing operations before non-controling interest	$142.1	$120.0	$116.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of assets	64.2	45.2	42.5
Deferred income taxes	28.1	17.1	59.5
Stock option expense	5.8	4.9	5.4
Noncontrolling interest	(0.1)	0.1	0.5
Excess income tax benefits from stock options	(7.2)	(1.5)	(0.8)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	23.0	(19.0)	38.1
Decrease (increase) in inventories	(10.9)	1.3	18.2
Decrease (increase) in prepaid expenses and other assets	(1.6)	3.9	4.4
Increase in long-term assets	(11.3)	(2.5)	(6.4)
Decrease in accounts payable	(11.1)	(3.7)	(5.7)
Increase (decrease) in accrued liabilities	33.1	10.7	(10.1)
Decrease (increase) in current income taxes payable, net	22.8	(9.1)	5.3
Increase (decrease) in other long-term liabilities	(0.7)	(4.2)	10.2
Increase (decrease) in accrued postretirement benefits	2.1	0.8	(0.9)
Decrease in accrued pension obligation	(64.5)	(39.9)	(117.4)
Other operating, net	5.7	3.0	1.2

Net cash provided by operating activities from continuing operations	219.5	127.1	160.4
Net cash provided (used) by discontinued operations	(2.9)	14.7	(5.5)

Net cash provided by operating activities	216.6	141.8	154.9

Investing activities
Purchases of property, plant and equipment	(41.7)	(31.0)	(33.5)
Purchase of businesses and other investments, net of cash acquired	(366.7)	(67.9)	(27.1)
Proceeds from sale the sale of businesses, net of tax and disposal of fixed assets	137.0	—	—

Net cash used by investing activities from continuing operations	(271.4)	(98.9)	(60.6)
Net cash used by discontinued operations	(0.5)	(2.3)	(8.1)

Net cash used by investing activities	(271.9)	(101.2)	(68.7)

Financing activities
Proceeds from issuance of Senior Notes	—	250.0	—
Net proceeds (payments) — long-term debt	46.6	(246.4)	(81.6)
Purchase of treasury stock	(34.9)	—	(0.8)
Tax benefit from stock options exercised	7.2	1.5	0.8
Issuance of cash flow hedges	(2.2)	(0.6)	—
Proceeds from exercise of stock options	14.8	3.9	1.1
Other financing, net	(1.9)	—	—

Net cash provided (used) by financing activities	29.6	8.4	(80.5)

Increase (decrease) in cash and cash equivalents	(25.7)	49.0	5.7
Cash and cash equivalents — beginning of year	75.1	26.1	20.4

Cash and cash equivalents — end of year	$49.4	$75.1	$26.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business

Teledyne Technologies Incorporated (“Teledyne” or the “Company”) became an independent, public company effective November 29, 1999. Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, factory automation and medical imaging. The products include monitoring instrumentation for marine and environmental applications, harsh environment interconnects, digital imaging sensors and cameras, aircraft information management systems, and defense electronic and satellite communication subsystems. Teledyne also supplies engineered systems for defense, space, environmental and nuclear applications. Teledyne differentiate itself from many of its direct competitors by having a customer and company sponsored applied research center that augments to product development expertise.

Teledyne consists of the Instrumentation segment with principal operations in the United States and United Kingdom; the Digital Imaging segment with principal operations in the United States, Canada and the Netherlands; the Aerospace and Defense Electronics segment with principal operations in the United States, United Kingdom and Mexico; and the Engineered Systems segment with principal operations in the United States and United Kingdom.

On April 19, 2011, Teledyne completed the sale of its general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements have been restated to classify the Aerospace Engines and Components segment as a discontinued operation.

Note 2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2011 was a 52-week fiscal year and ended on January 1, 2012. Fiscal year 2010 was a 52-week fiscal year and ended on January 2, 2011. Fiscal year 2009 was a 53-week fiscal year and ended on January 3, 2010. References to the years 2011, 2010 and 2009 are intended to refer to the respective fiscal year unless otherwise noted.

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

Revenue Recognition

Commercial sales and revenue from U.S. Government fixed-price type contracts generally are recorded as shipments are made, as services are rendered or in some cases, on a percentage-of-completion basis. Sales under cost-reimbursement contracts are recorded as work is performed. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion method. Teledyne measures the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or based upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to be paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Since certain contracts extend over a long period of time, all revisions in cost and revenue estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period that it becomes evident. Sales under cost-reimbursement contracts are recorded as allowable costs are incurred and fees are earned. For revenues recorded on contracts that require the Company to warehouse certain goods, all risks of loss is borne by the customer.

Shipping and Handling

Shipping and handling fees charged to customers are classified as revenue while shipping and handling costs retained by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.

Product Warranty and Replacement Costs

Some of the Company’s products are subject to specified warranties and the Company reserves for the estimated cost of product warranties on a product-specific basis. Facts and circumstances related to a product warranty matter and cost estimates to return, repair and/or replace the product are considered when establishing a product warranty reserve. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and long-term liabilities on the balance sheet. Changes in the Company’s product warranty reserve are as follows (in millions):

	2011	2010	2009
Balance at beginning of year	$13.0	$13.6	$11.0
Accruals for product warranties charged to expense	5.1	4.0	9.5
Cost of product warranty claims	(5.9)	(4.8)	(6.9)
Acquisitions	1.1	0.2	—

Balance at year-end	$13.3	$13.0	$13.6

Research and Development

Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $101.9 million in 2011, $61.3 million in 2010, and $58.8 million in 2009. Costs related to customer-funded research and development contracts were $213.8 million in 2011, $258.6 million in 2010 and $316.0 million in 2009 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2011	2010	2009
Net income from continuing operations before noncontrolling interest	$142.1	$120.0	$116.4
Less: net income attributable to noncontrolling interest	—	(0.1)	(0.5)

Net income from continuing operations	142.1	119.9	115.9
Income (loss) from discontinued operations, net of income taxes	(0.7)	0.6	(2.6)
Gain on sale of discontinued operations, net of income taxes	113.8	—	—

Net income attributable to Teledyne Technologies	$255.2	$120.5	$113.3

Basic earnings per share
Weighted average common shares outstanding	36.6	36.2	36.0

Basic earnings per common share
— Continuing operations	$3.88	$3.31	$3.22
— Discontinued operations	3.09	0.02	(0.07)

Basic earnings per common share	$6.97	$3.33	$3.15

Diluted earnings per share
Weighted average common shares outstanding	36.6	36.2	36.0
Diluted effect of contingently issuable shares	0.7	0.7	0.6

Weighted average common shares outstanding	37.3	36.9	36.6

Diluted earnings per common share
— Continuing operations	$3.81	$3.25	$3.17
— Discontinued operations	3.03	0.02	(0.07)

Diluted earnings per common share	$6.84	$3.27	$3.10

For 2011, 2010 and 2009, 388,660, 846,307 and 910,539 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods.

For 2011, 2010 and 2009, stock options to purchase 2.3 million, 2.1 million and 1.8 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.

In addition 4,996, 22,668 and 14,135 contingent shares of the Company’s common stock under a compensation plan were excluded from fully diluted shares outstanding for 2011, 2010 and 2009, respectively, since performance and other conditions for issuance have not yet been met.

Accounts Receivable

Receivables are presented net of a reserve for doubtful accounts of $3.8 million at January 1, 2012, and $2.9 million at January 2, 2011. Expense recorded for the reserve for doubtful accounts was $0.7 million, $1.4 million, and $0.4 million for 2011, 2010, and 2009, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with initial maturities of three months or less. Cash equivalents totaled $0.3 million at January 1, 2012 and $61.8 million at January 2, 2011.

Inventories

Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are principally valued on an average cost, or first-in, first-out method, while the remainder are stated at cost based on the last-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.

Property, Plant and Equipment

Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $39.6 million in 2011, $30.6 million in 2010 and $30.1 million in 2009.

Goodwill and Other Intangible Assets

The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2011, no impairment of goodwill or intangible assets was indicated.

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

Foreign Currency Translation

The Company’s foreign entities’ accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders’ equity. A majority of the Company’s sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes.

Hedging Activities/Derivative Instruments

Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. In addition, from time to time, the Company may utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables and as of January 1, 2012, Teledyne had foreign currency contracts of this type to buy Canadian dollars and to sell U.S. dollars totaling $16.5 million and these contracts had a fair value of $0.5 million. The gains and losses on these derivatives which are not designated as hedges are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.

In February 2011, Teledyne began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and are highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $2.3 million over the next 12 months based on the year end 2011 exchange rate.

In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from accumulated other comprehensive income to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of January 1, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $60.7 million and these contracts had a fair value of $2.0 million. These foreign currency forward contracts have maturities ranging from January 2012 to February 2013.

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements for fiscal year 2011 was as follows (in millions):

Net loss recognized in AOCI(a)	$(2.4)
Net loss reclassified from AOCI into cost of sales(a)	$(0.1)
Net foreign exchange gain recognized in income(b)	$0.5

(a)	Effective portion

(b)	Amount excluded from effectiveness testing

The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for fiscal year 2011 was $0.7 million.

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Liability derivatives	Balance sheet location	January 1, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current liabilities	$2.0

Total derivatives designated as hedging instruments		2.0
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current liabilities	0.5

Total derivatives not designated as hedging instruments		0.5

Total liability derivatives		$2.5

In 2010, Teledyne entered into cash flow hedges of forecasted interest payments associated with the then anticipated issuance of fixed rate debt. Teledyne terminated the cash flow hedges in 2010 for a total payment of $0.6 million which was deferred in AOCI and will be reclassified to interest expense through September 2020. As of January 1, 2012, the remaining unamortized loss of $0.5 million was included in ACOI in the stockholders’ equity section of the balance sheet.

Supplemental Cash Flow Information

Cash payments for federal, foreign and state income taxes were $21.9 million for 2011. This amount does not include $51.3 million in income taxes paid on the gain on the sale of discontinued operations. Tax refunds received in 2011 totaled $11.1 million. Cash payments for federal, foreign and state income taxes were $59.9 million for 2010. Tax refunds received in 2010 totaled $15.5 million. Cash payments for federal, foreign and state income taxes were $28.1 million for 2009. Tax refunds received in 2009 totaled $32.9 million. Cash payments for interest and credit facility fees totaled $15.7 million, $2.8 million and $6.5 million for 2011, 2010 and 2009, respectively.

Comprehensive Income (Loss)

The Company’s comprehensive income consists of net income, the minimum benefit plan liability adjustment, cash flow hedge position changes and foreign currency translation adjustments. See Note 12 for a further discussion of the minimum benefit plan liability adjustment. The Company’s comprehensive income was $199.7 million for 2011, compared with comprehensive income of $106.7 million for 2010 and comprehensive loss of $147.3 million for 2009.

The year-end components of accumulated other comprehensive loss are shown in the following table (in millions):

Balance at year end	2011	2010	2009
Foreign currency translation losses	$(31.5)	$(22.2)	$(18.5)
Hedging activities	(4.7)	(0.6)	—
Minimum benefit plan liability adjustment(a)	(204.9)	(162.8)	(153.3)

Accumulated other comprehensive loss	$(241.1)	$(185.6)	$(171.8)

(a)	Net of deferred taxes of $129.8 million in 2011, $105.5 million in 2010 and $99.0 million in 2009.

Fair Value Measurements

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company’s assets and liabilities, focusing on the most observable inputs when available:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The guidance is effective for periods beginning on or after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In 2011, the FASB issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. This guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of stockholders’ equity. The requirement to present reclassification adjustments out of accumulated other comprehensive income on the face of the consolidated statement of income has been deferred. The guidance is effective for periods beginning on or after December 15, 2011. The adoption will not have any impact on our financial position or results of operations but will impact our financial statement presentation.

In 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary. The guidance is effective for periods beginning on or after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on our financial position or results of operations.

In December 2010, the FASB issued new accounting guidance which enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The Company adopted the provision of ASU 2010-29 in fiscal year 2011. Since the requirements are disclosure oriented, the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3.	Business Acquisitions, Goodwill and Intangible Assets

The Company spent $366.7 million, $67.9 million and $27.1 million on acquisitions in 2011, 2010 and 2009, respectively. On February 12, 2011, the Company acquired the stock of DALSA Corporation (“DALSA”). DALSA designs and manufactures digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (“MEMS”). The Company acquired DALSA for an aggregate purchase price of $339.5 million in cash. Headquartered in Waterloo, Ontario, Canada, DALSA had annual revenues of CAD $212.3 million for its fiscal year ended December 2010. DALSA operates within the Digital Imaging segment.

In addition to the acquisition of DALSA in 2011, the Company completed the acquisition of a majority interest in Nova Sensors (“Nova”) for total consideration of $5.1 million in cash and a minority interest in Optech Incorporated (“Optech”) for $18.9 million. Nova produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment. Optech is a laser-based survey and digital imaging company. We also bought the remaining minority interest in Energy Systems for $3.2 million in 2011.

In 2010, Teledyne acquired Intelek plc (“Intelek”) for $43.5 million. Intelek primarily designs and manufactures electronic systems for satellite and microwave communications and aerospace manufacturing. In 2010, Teledyne also acquired Optimum Optical Systems Inc. (“Optimum”) for $5.7 million, a designer and manufacturer of custom optics and optomechanical assemblies and Hafmynd ehf. (“Gavia”) for $10.8 million, a designer and manufacturer of the Gavia autonomous underwater vehicle. In 2009, the Company purchased all of the remaining 14.1% minority interest in Ocean Design, Inc., now known as Teledyne ODI (“ODI”) for $25.5 million. Also in 2009, the Company purchased the assets of a marine sensor product line for $1.4 million.

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

	Fiscal Year
(unaudited, in millions, except per share amounts)	2011	2010
Net sales	$1,966.0	$1,850.2
Net income from continuing operations	$133.5	$113.6
Net income attributable to Teledyne Technologies	$246.6	$114.2
Basic earnings per common share — continuing operations	$3.65	$3.14
Basic earnings per common share — attributable to Teledyne Technologies	$6.74	$3.15
Diluted earnings per common share — continuing operations	$3.58	$3.08
Diluted earnings per common share — attributable to Teledyne Technologies	$6.61	$3.09

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.

Teledyne’s goodwill was $717.8 million at January 1, 2012, and $546.3 million at January 2, 2011. Teledyne’s acquired intangible assets were $181.4 million at January 1, 2012, and $113.9 million at January 2, 2011. The increase in goodwill reflected current year acquisitions. The increase in acquired intangible assets primarily reflected current year acquisitions, partially offset by amortization.

The following tables show the purchase price, goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2011 and 2010 (in millions):

	Fiscal year 2011
Acquisition Date	Name	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
February 11, 2011	DALSA	$342.3	$166.9	$91.5
March 17, 2011	Nova Sensors	5.1	8.3	2.0

		$347.4	$175.2	$93.5

	Fiscal year 2010
Acquisition Date	Name	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
June 7, 2010	Optimum Optical	$5.7	$4.3	$1.9
July 26, 2010	Intelek	43.5	34.0	15.3
September 20, 2010	Gavia	10.8	8.1	2.3

		$60.0	$46.4	$19.5

(a)	Includes transaction costs that were expensed.

The following is a summary at the acquisition date of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in 2011 and 2010 (in millions):

	2011	2010
Current assets, excluding cash acquired	$98.7	$18.4
Property, plant and equipment	53.3	16.5
Goodwill	175.2	46.4
Intangible assets	93.5	19.5

Total assets acquired	420.7	100.8

Current liabilities, including short-term debt	37.7	18.8
Other long-term liabilities	38.4	25.0

Total liabilities assumed	76.1	43.8

Purchase price, net of cash acquired	$344.6	$57.0

The following table summarizes the intangible assets acquired as part of the acquisitions made in 2011 and 2010 (dollars in millions);

	2011		2010
	Intangible Assets	Weighted average useful life in years	Intangible Assets	Weighted average useful life in years
Intangibles assets not subject to amortization:
Goodwill	$175.2	n/a	$46.4	n/a

Trademarks	$19.5	n/a	$3.2	n/a

Intangibles assets subject to amortization:
Proprietary Technology	$46.0	9.0	$9.2	6.4
Customer List/Relationships	24.6	10.0	6.3	7.2
Backlog	3.4	1.6	0.8	0.8

	$74.0	9.5	$16.3	7.3

Goodwill resulting from the acquisitions made in fiscal 2011 and 2010 will be deductible for tax purposes, except for the DALSA and Optimum Optical acquisitions.

The following table summarizes the changes in the carrying value of goodwill (in millions):

	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 3, 2010	$264.8	$85.6	$135.3	$15.8	$501.5
Current year acquisitions	8.1	4.3	26.1	7.9	46.4
Impact of foreign currency changes	(1.2)	—	(0.3)	—	(1.5)
Adjustment to prior year acquisitions(a)	(0.1)	—	—	—	(0.1)

Balance at January 2, 2011	271.6	89.9	161.1	23.7	546.3
Current year acquisitions	—	175.2	—	—	175.2
Impact of foreign currency changes	(0.1)	(3.9)	0.3	—	(3.7)

Balance at January 1, 2012	$271.5	$261.2	$161.4	$23.7	$717.8

(a)	The adjustments to prior year acquisitions primarily related to final estimates of fair value for assets acquired and liabilities assumed in connection with business acquisitions completed prior to 2010.

The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2011			2010
	Gross carrying amount	Accumulated amortization	Net Carrying Amount	Gross carrying amount	Accumulated amortization	Net Carrying Amount
Other acquired intangible assets:
Proprietary Technology	$124.2	$47.0	$77.2	$79.5	$33.4	$46.1
Customer List/Relationships	68.5	25.3	43.2	44.5	17.6	26.9
Patents	0.7	0.5	0.2	0.7	0.5	0.2
Non-compete agreements	0.9	0.9	—	1.0	0.9	0.1
Trademarks	11.1	9.6	1.5	3.2	1.0	2.2
Backlog	3.2	1.2	2.0	7.7	7.5	0.2

Oher acquired intangible assets subject to amortization	$208.6	$84.5	$124.1	$136.6	$60.9	$75.7
Oher acquired intangible assets not subject to amortization
Trademarks	57.3	—	57.3	38.2	—	38.2

Total other acquired intangible assets:	$265.9	$84.5	$181.4	$174.8	$60.9	$113.9

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 20 years. The Company recorded $24.6 million and $14.1 million in amortization expense in 2011 and 2010, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2012 — $23.4; 2013 — $19.7; 2014 — $19.6; 2015 — $18.1; 2016 — $15.4.

The estimated remaining useful lives by asset category as of January 1, 2012, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary Technology	5.4
Customer List/Relationships	5.9
Patents	6.3
Backlog	1.0
Trademarks	9.7
Total intangibles subject to amortization	5.3

Note 4.    Financial Instruments

The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at January 1, 2012, approximated the carrying value of $298.0 million. The estimated fair value of Teledyne’s long-term debt at January 2, 2011, approximated the carrying value of $250.0 million.

The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5.    Accounts Receivable

Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2011	2010
U.S. Government and prime contractors contract receivables:
Billed receivables	$24.0	$21.6
Unbilled receivables	26.9	33.1
Commercial and other receivables	222.9	203.0

	273.8	257.7
Reserve for doubtful accounts	(3.8)	(2.9)

Total accounts receivable, net	$270.0	$254.8

The billed contract receivables from the U.S. Government and prime contractors contain $18.3 million and $17.6 million at January 1, 2012 and January 2, 2011, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $19.6 million and $26.4 million at January 1, 2012 and January 2, 2011, respectively.

Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6.    Inventories

Inventories consisted of the following (in millions):

	Balance at year-end
	2011	2010
Raw materials and supplies	$107.3	$90.6
Work in process	104.9	97.8
Finished goods	28.0	18.3

Total inventories at cost, net	240.2	206.7
LIFO reserve	(17.4)	(16.5)
Progress payments	(3.4)	(17.9)

Total inventories, net	$219.4	$172.3

Inventories at cost determined on the last-in, first-out method were $96.0 million at January 1, 2012, and $98.9 million at January 2, 2011. The remainder of the inventories using average cost or the first-in, first-out methods, were $144.2 million at January 1, 2012, and $107.8 million at January 2, 2011.

The Company recorded LIFO expense of $0.9 million in 2011, LIFO expense of $0.8 million in 2010 and LIFO income of $2.2 million in 2009.

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $42.0 million and $27.2 million at January 1, 2012, and January 2, 2011, respectively.

Inventories, before progress payments, related to long-term contracts were $34.1 million and $27.8 million at January 1, 2012, and January 2, 2011, respectively. Progress payments related to long-term contracts were $1.5 million and $1.0 million at January 1, 2012 and January 2, 2011, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7.    Supplemental Balance Sheet Information

Property, plant and equipment were as follows (in millions):

Balance at year-end	2011	2010
Land	$25.2	$22.3
Buildings	135.6	122.0
Equipment and software	381.8	313.1

	542.6	457.4
Accumulated depreciation and amortization	(288.0)	(254.0)

Total property, plant and equipment, net	$254.6	$203.4

Other long-term assets included amounts related to deferred compensation of $32.9 million and $31.9 million at January 1, 2012 and January 2, 2011, respectively. Other long-term assets in 2011 also included the $18.9 million cost method investment in Optech. Accrued liabilities included salaries and wages and other related compensation liabilities of $93.5 million and $87.2 million at January 1, 2012 and January 2, 2011, respectively. Accrued liabilities also included customer related deposits and credits of $55.9 million and $28.6 million at January 1, 2012 and January 2, 2011, respectively. Accrued liabilities also included warranty reserves, commission accruals and professional fee accruals. Other long-term liabilities included deferred compensation liabilities of $31.7 million and $31.9 million at January 1, 2012 and January 2, 2011, respectively. Other long-term liabilities also included environmental reserves and the long-term portion of compensation liabilities.

Note 8.    Stockholders’ Equity

The following is an analysis of Teledyne’s common stock share activity:

Balance, December 28, 2008	35,926,224
Stock options exercised and other	152,253

Balance, January 3, 2010	36,078,477
Stock options exercised and other	284,895

Balance, January 2, 2011	36,363,372
Stock options exercised and other	663,643

Balance, January 1, 2012	37,027,015

Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Preferred Stock

Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2011, 2010 or 2009.

Treasury Stock

In October 2011, Teledyne’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the Company’s credit facility. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program. Such repurchased shares became treasury stock. Teledyne issues shares for share-based compensation plans from treasury stock. Teledyne has 577,923 shares of treasury stock at January 1, 2012. In 2009, Teledyne repurchased 36,239 shares of Teledyne common stock for $0.8 million under a program that expired in 2010. No shares were repurchased in 2010.

Stock Incentive Plan

Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, restricted stock units, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. Stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10 year life.

The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2011 were similar to those used in estimating the fair value of stock options granted in 2010 and 2009. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $5.8 million, $4.7 million, and $5.2 million for stock option expense, for 2011, 2010 and 2009, respectively. The Company issues shares of common stock upon the exercise of stock options.

The Company used a combination of its historical stock price volatility and the volatility of exchange traded options on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was between five and six years. The period used for the exchange traded options extended to the longest-dated options publicly available, generally six to nine months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the option as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2011, 2010 and 2009:

For the year	2011	2010	2009
Expected dividend yield	—	—	—
Expected volatility	36.8%	35.3%	38.8%
Risk-free interest rate	2.1%	2.4%	2.1%
Expected lives	6.2	6.0	5.6

Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2011, 2010 and 2009 was $18.94, $16.44 and $10.02, respectively.

Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,456,296	$33.07	2,249,050	$30.40	2,339,970	$30.39
Granted	499,038	$47.35	433,094	$42.09	—	$—
Exercised	(576,575)	$23.89	(179,747)	$20.34	(76,517)	$12.83
Canceled or expired	(55,914)	$42.94	(46,101)	$36.74	(14,403)	$28.04

Ending balance	2,322,845	$38.19	2,456,296	$33.07	2,249,050	$30.40

Options exercisable at year-end	1,586,480	$34.79	1,939,785	$30.19	1,879,554	$27.29

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 1, 2012 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Life	Shares	Weighted Average Exercise Price
$13.45-$20.00	285,384	$16.74	1.6	285,384	$16.74
$20.01-$30.00	217,893	$26.99	3.2	217,893	$26.99
$30.01-$40.00	651,919	$36.36	4.7	651,919	$36.36
$40.01-$50.00	813,239	$44.64	8.7	126,224	$42.14
$50.01-$59.05	354,410	$50.92	6.5	305,060	$50.86

	2,322,845	$38.19	5.9	1,586,480	$34.79

Non-Employee Director Stock Compensation Plan

Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 year life.

Stock option transactions for Teledyne’s non-employee director stock option plan are summarized as follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	440,825	$28.15	418,817	$26.66	392,002	$25.53
Granted	42,759	$45.19	41,364	$39.53	42,483	$30.66
Exercised	(78,892)	$13.31	(17,356)	$14.55	(15,668)	$9.26
Canceled or expired	—	$—	(2,000)	$14.75	—	$—

Ending balance	404,692	$32.85	440,825	$28.15	418,817	$26.66

Options exercisable at year-end	361,933	$31.39	399,461	$27.06	378,974	$26.24

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 2, 2011 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Life	Shares	Weighted Average Exercise Price
$8.37-$10.00	14,155	$9.32	1.3	14,155	$9.32
$10.01-$20.00	82,424	$16.39	2.0	82,424	$16.39
$20.01-$30.00	85,315	$26.37	4.5	81,102	$26.19
$30.01-$40.00	84,798	$34.36	5.5	78,252	$34.40
$40.01-$50.00	102,000	$46.18	7.6	70,000	$44.66
$50.01-$53.76	36,000	$53.76	6.4	36,000	$53.76

	404,692	$32.85	5.0	361,933	$31.39

The total pretax intrinsic value of options exercised during 2011 and 2010 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $18.5 million and $4.3 million, respectively. At January 1, 2012, the intrinsic value of stock options outstanding was $44.1 million and the intrinsic value of stock options exercisable was $40.3 million. During 2011 and 2010, the amount of cash received from the exercise of stock options was $14.8 million and $3.9 million, respectively.

At January 1, 2012, there was $5.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.

Performance Share Plan

Teledyne’s Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are payable in cash and to the extent available, shares of Teledyne common stock. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with exceptions for retirement, disability and death).

In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on the performance over the three-year period, 53,834 shares were issued in 2009, 44,751 shares were issued in February 2010 and 47,589 shares were issued in February 2011.

In January 2009, the performance cycle for the three-year period ending January 1, 2012 was set. Based on the estimated performance over the three-year period, at January 1, 2012 109,557 shares are calculated to be issueable in three equal installments during 2012, 2013 and 2014. However, the first installment in 2012 was paid entirely in cash based upon the then current market price of $55.58 per share multiplied by 36,531 shares that would have been issued.

The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $3.7 million, $2.6 million and $2.6 million in compensation expense related to the PSP program for fiscal years 2011, 2010 and 2009, respectively. The higher amount for 2011 reflected the impact of converting the 36,531 shares into the cash payment for the first installment paid in 2012. At January 1, 2012 there was no unrecognized compensation cost related to the PSP program.

Restricted Stock Award Program

Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant’s annual base salary at the date of grant. The Restricted Stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. At January 1, 2012 an aggregate of 117,432 shares of restricted stock were issued and outstanding at year-end 2011.

The following table summarizes Teledyne’s restricted stock activity:

	Shares	Weighted average fair value per share
Balance, December 28, 2008	100,948	$28.04
Granted	39,204	$30.97
Issued	(37,100)	$21.24
Forfeited/Canceled	(1,712)	$21.24

Balance, January 3, 2010	101,340	$31.77
Granted	41,885	$29.62
Issued	(31,307)	$27.71
Forfeited/Canceled	(2,916)	$27.71

Balance, January 2, 2011	109,002	$32.22
Granted	43,654	$37.22
Issued	(27,913)	$37.89
Forfeited/Canceled	(7,311)	$30.77

Balance, January 1, 2012	117,432	$32.82

The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $1.4 million, $1.2 million and $1.1 million in compensation expense related to the restricted stock award program for fiscal years 2011, 2010 and 2009, respectively. At January 1, 2012, there was $1.5 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 9.    Related Party Transactions

On April 12, 2011, the Company’s Chairman, President and Chief Executive Officer retired as director of The Bank of New York Mellon Corporation. One of Teledyne’s other directors is a director of The Bank of New York Mellon Corporation. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Another of the Company’s directors was a former chief executive officer and director of Mellon Financial Corporation. The Bank of New York Mellon Corporation was one of 13 lenders under the Company’s prior $590.0 million credit facility, having committed up to $90.0 million under the facility. The Bank of New York Mellon Corporation is one of 12 lenders under our new $550.0 million credit facility, having committed up to $45.0 million under the facility. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. In 2011, Mellon Investor Services LLC, dba BNY Mellon Shareowner Services, served as our transfer agent and registrar, as well as handled administration of our stock options. On January 1, 2012, BNY Mellon’s Shareowners Services business was acquired by Computershare.

Note 10.    Long-Term Debt

At January 1, 2012, Teledyne had $298.0 million in long-term debt outstanding. At January 2, 2011, Teledyne had $250.0 million in long-term debt outstanding.

On September 15, 2010 the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The interest rates for the notes were determined on April 14, 2010. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company’s then existing $590.0 million credit facility.

Teledyne’s amended and restated credit facility had lender commitments totaling $590.0 million and was set to expire on July 14, 2011. On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. The new facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at January 1, 2012 or January 2, 2011. The Company also has $14.8 million outstanding under capital leases, of which $1.4 million is current. At year-end 2011, Teledyne had $13.5 million in outstanding letters of credit.

Total interest expense including credit facility fees and other bank charges was $16.7 million in 2011, $6.9 million in 2010 and $5.1 million in 2009.

At January 1, 2012 and January 2, 2011, long-term debt consisted of the following (in millions):

	2011	2010
4.04 % Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
$550.0 million revolving credit facility, weighted average rate of 2.48% at January 1, 2012	48.0	—

Total long-term debt	$298.0	$250.0

No minimum principal payments on long-term debt are required until September 2015.

Note 11.    Income Taxes

Provision (benefit) for income taxes was as follows (in millions):

	2011	2010	2009
Current
Federal	$29.1	$36.8	$20.5
State	8.1	(1.8)	6.6
Foreign	10.0	(1.4)	3.5

Total current	47.2	33.6	30.6

Deferred
Federal	28.3	16.1	16.2
State	(5.1)	3.9	3.2
Foreign	(0.9)	—	—

Total deferrred	22.3	20.0	19.4

Provision for income taxes	$69.5	$53.6	$50.0

Income before income taxes included income from domestic operations of $180.7 million for 2011, $168.1 million for 2010 and $148.6 million for 2009.

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2011	2010	2009
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.8	3.8	4.2
Reseach and development tax credits	(2.6)	(6.7)	(9.1)
Qualified production activity deduction	(1.4)	(1.8)	(0.6)
Non-U.S. subsidiaries taxed at other than 35%	(2.2)	—	—
Accruals for uncertain tax positions	2.3	—	—
Other	—	0.6	0.5

Effective income tax rate	32.9%	30.9%	30.0%

Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $0.9 million, $0.3 million and $0.4 million existed against deferred tax assets for 2011, 2010 and 2009, respectively.

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2011	2010
Deferred income tax assets:
Current
Accrued liabilities	$11.8	$11.0
Inventory valuation	11.1	8.8
Accrued vacation	10.4	10.2
Deferred compensation and other benefits plans	1.0	0.9
Intangible amortization	3.0	0.9
Long-term
Postretirement benefits other than pensions	6.4	7.2
Accrued liabilities	18.3	8.9
Deferred compensation and other benefit plans	16.0	29.5
Tax credit and NOL carryforward amounts	28.2	1.5

Total deferred income tax assets	106.2	78.9

Deferred income tax liabilities:
Current
Other items	2.2	3.4
Long-term
Property, plant and equipment differences	24.3	16.3
Intangible amortization	57.0	34.0
Other items	0.7	3.0

Total deferred income tax liabilities	84.2	56.7

Net deferred income tax assets	$22.0	$22.2

Additional paid in capital was credited $7.2 million in 2011, $1.5 million in 2010 and $0.8 million in 2009 for the tax benefit resulting from the exercise of stock options.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2011	2010
	Unrecognized Tax Benefits	Unrecognized Tax Benefits
Beginning of year	$10.1	$25.2
Increase (decrease) in prior year tax positions	18.7	(3.5)
Increase for tax positions taken during the current period	0.7	0.6
Decrease related to settlements with taxing authorities	—	(9.2)
Decrease related to lapse of the statue of limitations	(3.5)	(3.0)
Impact of exchange rate changes	(0.2)	—

End of year	$25.8	$10.1

We recognized interest related to unrecognized tax benefits of $1.7 million and $0.9 million within the provision for income taxes in our statements of operations for fiscal year 2011 and 2010, respectively. Interest in the amount of $2.5 million and $0.8 million was recognized in the 2011 and 2010 statement of financial position, respectively. As of January 1, 2012, we estimated that the entire balance of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement.

We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has concluded on all U.S. federal income tax matters for all years through 2007, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2003. All other material state and local and foreign income tax matters have been concluded for years through 2006.

At January 1, 2012, the Company had approximately $12.0 million of Canadian (federal & provincial) and U.K. net operation loss carry forward amounts, of which $1.6 million has no expiration date, and $4.8 million of Canadian federal net operating losses and $5.5 million Canadian provincial net operating losses have expiration dates ranging from 2030 through 2031. The Company had Canadian Investment Tax Credits of $21.2 million, which have expiration dates of 2048 through 2052. In addition, the Company had domestic federal and state net operating losses of approximately $4.4 million and $103.7 million respectively. The material federal and net operating loss carry forward amounts have expiration dates ranging from 2023 to 2031 and the material state net operating loss carry forward amounts have expiration dates ranging from 2024 to 2026. Finally, the Company had state tax credits of $3.0 million, which have no expiration date.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $6.4 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.

The Company’s intention is to permanently reinvest the earnings of its subsidiaries in Canada, The United Kingdom and The Netherlands, thus indefinitely postponing their remittance of any earnings to the United States. At January 1, 2012, the amount of undistributed foreign earnings was $54.5 million and the estimated deferred tax liability is $10.3 million.

Note 12.    Pension Plans and Postretirement Benefits

Pension Plans

Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004 or approximately 27% of Teledyne’s employees. As of January 1, 2004, non-union new hires participate in an enhanced defined contribution plan as opposed to the Company’s existing defined benefit plan. The plan was closed to all union new hires as of February 2007. As a result of the sale of the piston engine businesses, plan liabilities and assets were re-measured as of the April 19, 2011 sale date. Plan liabilities and expense for the remainder of the year after the sale date were measured using a discount rate of 6.15%, updated from 5.90% that was used from the beginning of the year through the sale date. In addition, for covered active salaried employees, in 2011 the Company approved a plan amendment to change the rate at which pension benefits will accrue on or after March 1, 2012. The pension benefit formula will be changed from a “final average pay” calculation to a “career average pay” approach. This amendment reduced the pension benefit obligation by $43.3 million in 2011.

In connection with the acquisition of Intelek, the Company assumed responsibility for a defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002.

Teledyne’s pension expense was $6.7 million in 2011, $4.8 million in 2010 and $21.4 million in 2009. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $12.6 million, $9.6 million and $12.4 million was recoverable from certain government contracts, for 2011, 2010 and 2009, respectively. These amounts do not include pension expense for discontinued operations. Teledyne made pretax contributions to its pension plans of $69.0 million in 2011 and $37.0 million in 2010, prior to any recovery from the U.S. Government. On January 9, 2012, the Company made a $50.0 million pretax contribution to its pension plan and expects to make an additional cash contribution of $42.8 million in the third quarter of 2012.

The Company’s contribution associated with 401(k) plans were $7.5 million, $7.4 million and $7.4 million, for 2011, 2010 and 2009, respectively.

The following table sets forth the components of net period pension benefit expense for Teledyne’s defined benefit pension plans for 2011, 2010 and 2009 (in millions):

	Pension Benefits - Domestic Plans			Pension Benefits - Foreign Plan
	2011	2010	2009	2011	2010
Service cost — benefits earned during the period	$13.1	$13.7	$14.8	$—	$—
Interest cost on benefit obligation	42.5	40.6	40.1	1.7	0.7
Expected return on plan assets	(62.7)	(57.2)	(48.6)	(1.7)	(0.6)
Amortization of prior service cost	0.2	0.4	0.4	—	—
Recognized actuarial loss	13.6	7.7	15.8	—	—

Net periodic benefit expense	$6.7	$5.2	$22.5	$—	$0.1
Less: expense attributable to discontinued operations	—	0.4	1.1	—	—

Net periodic benefit expense — continuing operations	$6.7	$4.8	$21.4	$—	$0.1

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension plans (in millions):

	Pension Benefits - Domestic Plans		Pension Benefits - Foreign Plan
	2011	2010	2011	2010
Changes in benefit obligation:
Benefit obligation — beginning of year	$722.9	$669.3	$31.1	$—
Service cost — benefits earned during the year	13.1	13.7	—	—
Interest cost on projected benefit obligation	42.5	40.6	1.7	0.7
Actuarial (gain) loss	45.0	35.1	2.4	0.9
Benefits paid	(40.6)	(35.8)	(2.2)	(0.8)
Other — foreign currency	—	—	(0.1)	0.1
Plan amendments(a)	(43.3)	—	—	—
Divestiture	3.8	—	—	—
Business combination	—	—	—	30.2

Benefit obligation — end of year	$743.4	$722.9	$32.9	$31.1

Accumulated benefit obligation — end of year	$742.3	$678.1	$32.9	$31.1

(a)	impact of changing the calculation of applicable wages for the determination of the benefit obligation.

The following table set forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne’s defined benefit pension plans (in millions):

	Domestic Plans		Foreign Plan
	2011	2010	2011	2010
Changes in plan assets:
Fair value of plan assets — beginning of year	$657.6	$584.5	$29.7	$—
Business combination	—	—	—	20.5
Actual return on plan assets	(8.2)	70.8	(1.1)	2.0
Employer contribution — defined benefit plan	69.0	37.0	0.3	8.1
Employer contribution — other benefit plan	1.1	1.1	—	—
Foreign currency changes	—	—	0.1	(0.1)
Benefits paid	(40.6)	(35.8)	(2.2)	(0.8)

Fair value of net plan assets — end of year	$678.9	$657.6	$26.8	$29.7

The measurement date for the Company’s pension plans is December 31.

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for its pension plans at year end 2011 and 2010 (in millions):

	Domestic Plans - Pension Benefits		Foreign Plan - Pension Benefits
	2011	2010	2011	2010
Funded status	$(64.5)	$(65.3)	$(6.1)	$(1.4)

Amounts recognized in the consolidated balance sheets:
Accrued pension obligation (long-term)	$(59.9)	$(60.7)	$(6.1)	$(1.4)
Accrued pension obligation (short-term)	(1.5)	(1.5)	—	—
Other liabilities	(3.1)	(3.1)	—	—

Net amount recognized	$(64.5)	$(65.3)	$(6.1)	$(1.4)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized prior service cost	$(42.4)	$1.4	$—	$—
Unrecognized net (gain) loss	377.8	275.6	4.5	(0.6)

Net amount recognized, before tax effect	$335.4	$277.0	$4.5	$(0.6)

At year-end 2011 and 2010 the Company had a non-cash reduction to stockholders’ equity of $204.9 million and $162.8 million, respectively. The non-cash reductions to stockholders’ equity did not affect net income and were recorded net of deferred taxes of $129.8 million in 2011 and $105.4 million in 2010.

At January 1, 2012, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2012 for the pension plans are: net loss $24.4 million and net prior service credit $4.6 million.

The following table presents the estimated future benefit payments for the Company’s pension plans (in millions):

	Domestic Plans	Foreign Plan
2012	$44.3	$1.9
2013	43.6	2.0
2014	45.3	1.9
2015	46.9	1.8
2016	48.6	1.8
2017-2021	265.1	9.7

Total	$493.8	$19.1

The following table set forth the percentage of year-end market value by asset class for Teledyne’s defined benefit pension plans:

	Domestic Plans Plan Assets % to Total		Foreign Plan Plan Assets % to Total
	2011	2010	2011	2010
Equity instruments	63.0%	67.0%	61.0%	59.0%
Fixed income instruments	33.0%	30.0%	39.0%	41.0%
Other	4.0%	3.0%	—	—

Total	100.0%	100.0%	100.0%	100.0%

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

The plan’s investments are stated at fair value. A total of $370.8 million in plan investments for the domestic pension plan are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $305.1 million in plan investments for the domestic pension plan are considered a level 2 fair value hierarchy and are valued based on observable market data. The plan has $0.1 million in investments that would be considered a level 3 fair value hierarchy.

A total of $26.0 million in plan investments for the foreign pension plan are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $0.8 million in plan investments for the foreign pension plan are considered a level 2 fair value hierarchy and are valued based on observable market data. The plan has no investments that would be considered a level 3 fair value hierarchy.

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

The following assumptions were used to determine the benefit obligation and the net benefit cost:

	Domestic Plans			Foreign Plan
For the year	2011	2010	2009	2011	2010
Weighted average discount rate	5.90%	6.25%	6.25%	5.40%	5.60%
Weighted average increase in future compensation levels	4.14%	4.07%	3.50%	—	—
Expected weighted-average long-term rate of return	8.25%	8.25%	8.25%	6.60%	6.40%

For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.25% in 2012. The discount rate used in determining the benefit obligations is expected to be 5.5% in 2012 and the expected weighted average increase in future compensation levels is 4.14%. For its foreign pension plan the Company is projecting a long-term rate of return on plan assets of 6.6% in 2012. The discount rate used in determining the benefit obligations is expected to be 4.7% in 2012.

Postretirement Plans

The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.

The following table sets forth the components of net period postretirement benefit income/expense for Teledyne’s postretirement benefit plans for 2011, 2010 and 2009 (in millions):

	Postretirement Benefits
	2011	2010	2009
Service cost — benefits earned during the period	$—	$—	$0.1
Interest cost on benefit obligation	1.0	1.1	1.1
Amortization of prior service cost	(0.6)	(0.5)	(0.5)
Recognized actuarial gain	(0.5)	(1.1)	(1.3)

Net periodic benefit income	(0.1)	(0.5)	(0.6)
Less: amounts attributable to discontinued operations	—	(0.5)	(0.6)

Net periodic benefit income — continuing operations	$(0.1)	$—	$—

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the postretirement benefit plans (in millions):

	Postretirement Benefits
	2011	2010
Changes in benefit obligation:
Benefit obligation — beginning of year	$18.4	$17.6
Interest cost on projected benefit obligation	1.0	1.1
Actuarial (gain) loss	(1.6)	1.4
Benefits paid	(1.5)	(1.7)
Curtailment and other	(1.5)	—

Benefit obligation — end of year	$14.8	$18.4

The measurement date for the Company’s postretirement plans is December 31.

The following table presents the estimated future benefit payments for the Company’s postretirement plans (in millions):

Postretirement Benefit Plan
2012	$1.6
2013	1.5
2014	1.5
2015	1.4
2016	1.4
2017-2021	6.0

Total	$13.4

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year end 2011 and 2010 (in millions):

	Postretirement Benefits
	2011	2010
Funded status	$(14.8)	$(18.4)
Unrecognized prior service cost	(1.2)	(1.8)
Unrecognized net gain	(4.0)	(6.5)

Accrued benefit cost	$(20.0)	$(26.7)

Accrued postretirement benefits (long-term)	$(13.0)	$(16.5)
Accrued postretirement benefits (short-term)	(1.8)	(1.9)
Accumulated other comprehensive income	(5.2)	(8.3)

Net amount recognized	$(20.0)	$(26.7)

At January 1, 2012, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $4.0 million and net prior service credit $1.3 million. At January 1, 2012, the estimated amounts in the minimum liability expected to be recognized as components of net periodic benefit income during 2012 for the retiree medical plans are: net gain $0.3 million and net prior service credit $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 8.0% in 2012 and was assumed to decrease to 5.0% by the year 2018 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2011 and would result in an increase in the postretirement benefit obligation by $0.6 million at January 1, 2012. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2011 and would result in a decrease in the postretirement benefit obligation by $0.5 million at January 1, 2012.

Note 13.    Business Segments

The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides measurement, monitoring and control instruments for marine, environmental, scientific and industrial applications. This segment also provides power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments. The Digital Imaging segment includes digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, specialty semiconductors and micro electro mechanical systems, and infrared detectors, cameras and optomechanical assemblies. This segment also includes our sponsored and centralized research laboratories benefiting government programs and businesses, as well as major development efforts for innovative digital imaging products for government and space applications. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft, harsh environment interconnects, and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions to space, military, environmental, energy, chemical, biological, nuclear systems and missile defense requirements. This segment also designs and manufactures hydrogen gas generators, thermoelectric and electrochemical energy solutions and small turbine engines.

In 2010, we realigned and changed the reporting structure of some of our reportable business units. Our former Electronics and Communications segment is now reporting as three segments: Instrumentation; Digital Imaging; and Aerospace and Defense Electronics. The businesses that comprised the Energy and Power Systems segment are now reported as part of the Aerospace and Defense Electronics and the Engineered Systems segments. No changes to our reporting structure were made in 2011. All years presented below reflect the current segment structure.

Segment operating profit includes other income and expense directly related to the segment, but excludes amounts attributable to noncontrolling interests, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.

Information on the Company’s business segments was as follows (in millions):

	2011	2010	2009
Sales
Instrumentation	$616.6	$573.2	$538.4
Digital Imaging	349.9	122.5	127.3
Aerospace and Defense Electronics	670.8	614.7	579.2
Engineered Systems	304.6	333.8	407.2

Total sales	$1,941.9	$1,644.2	$1,652.1

	000000	000000	000000
	2011	2010	2009
Income before taxes
Instrumentation	$122.8	$113.9	$95.5
Digital Imaging	16.1	5.2	11.8
Aerospace and Defense Electronics	93.9	57.8	60.1
Engineered Systems	28.1	30.4	31.3

Segment operating profit and other segment income	260.9	207.3	198.7
Corporate expense	(33.7)	(28.8)	(27.3)
Interest and debt expense, net	(16.2)	(6.5)	(4.8)
Other income (expense), net	0.6	1.6	(0.2)

Income before taxes	$211.6	$173.6	$166.4

	000000	000000	000000
	2011	2010	2009
Depreciation and amortization
Instrumentation	$16.3	$16.6	$16.0
Digital Imaging	26.9	9.3	9.6
Aerospace and Defense Electronics	16.9	16.0	14.0
Engineered Systems	4.0	3.1	2.7
Corporate	0.1	0.2	0.2

Total depreciation and amortization	$64.2	$45.2	$42.5

	000000	000000	000000
	2011	2010	2009
Capital expenditures
Instrumentation	$8.9	$6.4	$16.1
Digital Imaging	13.8	11.3	5.7
Aerospace and Defense Electronics	13.1	9.7	8.4
Engineered Systems	5.9	3.6	3.3

Total capital expenditures	$41.7	$31.0	$33.5

	2011	2010	2009
Identifiable assets
Instrumentation	$545.0	$575.0	$541.5
Digital Imaging	638.8	192.0	179.8
Aerospace and Defense Electronics	479.3	460.7	415.2
Engineered Systems	115.1	106.9	92.8
Corporate	47.9	148.1	102.1
Discontinued operations	—	75.1	90.1

Total identifiable assets	$1,826.1	$1,557.8	$1,421.5

Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

	2011	2010	2009
Sales
United States	$1,623.0	$1,551.2	$1,561.6
Canada	165.0	—	0.2
All other countries	153.9	93.0	90.3

Total sales	$1,941.9	$1,644.2	$1,652.1

	00000000	00000000	00000000
	2011	2010	2009
Long-lived assets
United States	$802.7	$779.5	$739.8
Canada	282.9	—	—
All other countries	137.7	130.3	95.5

Total long-lived assets	$1,223.3	$909.8	$835.3

The all other countries category primarily consists of the operations in the United Kingdom. Long-lived assets consist of property, plant and equipment, goodwill, acquired intangible assets and other long-term assets including deferred compensation assets but excluding any deferred tax assets.

Product Lines

The Instrumentation segment includes two product lines: Environmental Instrumentation; and Marine Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. This Engineered Systems segment includes three product lines: Engineered Products and Services; Turbine Engines; and Energy Systems.

The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	2011	2010	2009
Instrumentation
Environmental Instrumentation	$243.8	$219.8	$203.3
Marine Instrumentation	372.8	353.4	335.1

Total	$616.6	$573.2	$538.4

	2011	2010	2009
Engineered Systems
Engineered Products and Services	$246.2	$279.9	$346.9
Turbine Engines	23.8	17.0	28.5
Energy Systems	34.6	36.9	31.8

Total	$304.6	$333.8	$407.2

Sales to the U.S. Government included sales to the Department of Defense of $560.6 million in 2011, $555.0 million in 2010, and $590.5 million in 2009. Total sales to international customers were $689.9 million in 2011, $470.8 million in 2010, and $427.7 million in 2009. Of these amounts, sales by operations in the United States to customers in other countries were $424.8 million in 2011, $397.7 million in 2010, and $394.6 million in 2009. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14.    Lease Commitments

The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $13.4 million at January 1, 2012. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.

At January 1, 2012, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating
2012	$2.0	$21.3
2013	1.8	19.2
2014	1.7	15.9
2015	1.6	13.5
2016	1.7	9.7
Thereafter	10.2	19.2

Total minimum lease payments	19.0	$98.8

Less:
Imputed interest	(4.2)
Current portion	(1.4)

Present value of minimum capital lease payments, net of current portion	$13.4

The 2011 property, plant and equipment accounts included $15.8 million of property leased under capital leases and $3.2 million of related accumulated depreciation. The 2010 property, plant and equipment accounts included $17.0 million of property leased under capital leases and $2.2 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $24.1 million in 2011, $21.5 million in 2010, and $20.5 million in 2009.

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

At January 1, 2012, the Company’s reserves for environmental remediation obligations totaled $3.2 million, of which approximately $0.3 million was included in other current liabilities. The Company is evaluating whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined to adversely affect the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period. We have accrued for environmental, product liability and legal issues based on our determination of the range of likelihood of outcomes on any given issue. Where we have not accrued for an issue, we believe that either there is a remote possibility of loss or an estimate of loss cannot reasonably be made.

Note 16.    Discontinued Operation

In accordance with the strategy to evaluate and divest non-core product lines, on April 19, 2011 Teledyne completed the sale of its general aviation piston engine businesses for pretax cash proceeds of $187.9 million which was net of transaction costs of $1.9 million. Teledyne paid $51.3 million in income taxes related to the sale in 2011.

The operating assets and liabilities of the Aerospace Engines and Components segment have been reclassified as assets and liabilities of discontinued operations and included in other current assets and current liabilities on the balance sheet for 2010. The following is a summary of the assets and liabilities for the discontinued operation at year end 2010 (in millions):

2010
Current assets	$38.5
Property, plant and equipment	18.6
Goodwill	0.9
Other long-term assets	17.1

Total assets	75.1

Current liabilities	13.1
Other long-term liabilities, including aircraft product liabilities	48.2

Total liabilities	61.3

Net assets of discontinued operation	$13.8

Sales for this segment were $39.5 million, $133.7 million and $113.1 million for 2011, 2010 and 2009, respectively. The operating results were a loss of $0.7 for 2011, income of $0.6 million in 2010 and a loss of $2.6 million in 2009. The operating results were net of an income tax benefit of $0.4 million for 2011, net of income taxes of $1.2 million for 2010 and net of an income tax benefit of $2.7 million for 2009.

Note 17.    Subsequent Events

On February 25, 2012, Teledyne acquired VariSystems Inc. for $34.3 million in cash. VariSystems Inc. (“VariSystems”), headquartered in Calgary, Alberta, is a leading supplier of custom harsh environment interconnects to customers primarily engaged in the land-based energy, mining and other natural resources industries. The acquisition is consistent with Teledyne’s focus on expanding its portfolio of custom products for industrial growth markets, such as the oil and gas industry, as well as increasing our international presence. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011. The acquired business will operate under the name Teledyne VariSystems, Inc. and is part of the Aerospace and Defense Electronics segment.

Note 18.    Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2011(a)
Sales from continuing operations	$468.1	$502.9	$496.4	$474.5
Gross profit from continuing operations	$155.0	$172.3	$165.1	$158.8
Earnings from continuing operations	$32.5	$38.8	$34.1	$36.7
Earnings (loss) from discontinued operations	$(0.5)	$(0.2)	$—	$—
Gain on sale of discontinued operation	$—	113.8	—	—
Net income	$32.0	$152.4	$34.1	$36.7
Less: Net income attributable to noncontrolling interest	$—	$(0.1)	$—	$0.1
Net income attributable to Teledyne Technologies(b)	$32.0	$152.3	$34.1	$36.8

Basic earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.89	$1.06	$0.93	$1.01
Discontinued operations	$(0.01)	$3.10	$—	$—
Basic earnings per share	$0.88	$4.16	$0.93	$1.01

Diluted earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.87	$1.04	$0.91	$0.99
Discontinued operations	$(0.01)	$3.04	$—	$—
Diluted earnings per share	$0.86	$4.08	$0.91	$0.99

(a)	Fiscal year 2011 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes net tax credits, primarily research and development tax credits of $2.4 million which was recorded in the third quarter.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2010(a)
Sales from continuing operations	$404.9	$408.0	$409.8	$421.5
Gross profit from continuing operations	$117.1	$120.6	$124.9	$133.5
Earnings from continuing operations	$25.0	$28.0	$30.0	$37.0
Earnings (loss) from discontinued operations	$—	$0.6	$0.4	$(0.4)
Net income	$25.0	$28.6	$30.4	$36.6
Less: Net income attributable to noncontrolling interest	$—	$—	$(0.1)	$—
Net income attributable to Teledyne Technologies(b)	$25.0	$28.6	$30.3	$36.6
Basic earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.69	$0.77	$0.83	$1.02
Discontinued operations	$—	$0.02	$0.01	$(0.01)
Basic earnings per share	$0.69	$0.79	$0.84	$1.01
Diluted earnings per share attributable to Teledyne Technologies:
Continuing operations	$0.68	$0.76	$0.81	$1.00
Discontinued operations	$—	$0.02	$0.01	$(0.01)
Diluted earnings per share	$0.68	$0.78	$0.82	$0.99

(a)	Fiscal year 2010 was a 52-week year, each quarter contained 13 weeks.

(b)	Includes research and development tax credits of $12.5 million of which $0.4 million was recorded in the first quarter, $0.2 million was recorded in the second quarter, $2.9 million was recorded in the third quarter and $9.0 million was recorded in the fourth quarter.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended January 1, 2012, January 2, 2011 and January 3, 2010

(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other(a)	Balance at end of period
Fiscal 2011
Reserve for doubtful accounts	$2.9	0.7	0.6	(0.4)	$3.8
Environmental reserves	$5.2	0.1	0.6	(2.7)	$3.2
Fiscal 2010
Reserve for doubtful accounts	$2.3	1.4	—	(0.8)	$2.9
Environmental reserves	$3.0	0.3	2.4	(0.5)	$5.2
Fiscal 2009
Reserve for doubtful accounts	$2.7	0.4	—	(0.8)	$2.3
Environmental reserves	$2.7	1.1	—	(0.8)	$3.0

(a)	Environmental reserves in 2011, includes the reversal of $2.3 million in reserves determined to be no longer needed. The amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 29, 2012.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Mehrabian Robert Mehrabian	Chairman, President and Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2012

	/s/ Dale A. Schnittjer Dale A. Schnittjer	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2012

	/s/ Susan L. Main Susan L. Main	Vice President and Controller (Principal Accounting Officer)	February 29, 2012

	* Roxanne S. Austin	Director	February 29, 2012

	* Frank V. Cahouet	Director	February 29, 2012

	* Charles Crocker	Director	February 29, 2012

	* Roxanne S. Austin	Director	February 29, 2012

	* Kenneth C. Dahlberg	Director	February 29, 2012

	* Simon M. Lorne	Director	February 29, 2012

	* Paul D. Miller	Director	February 29, 2012

	* Michael T. Smith	Director	February 29, 2012

	* Wesley W. von Schack	Director	February 29, 2012

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

2.1	Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

2.2	Purchase Agreement by and among Teledyne Technologies Incorporated, Technify Motor (USA) Ltd. and AVIC International Holding Corporation, dated as of December 11, 2010* (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K dated January 2, 2011(File No. 1-15295))

2.3	Arrangement Agreement, dated December 22, 2010, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.4	Amending Agreement, dated January 17, 2011, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

3.1	Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

10.1	Tax Sharing and Indemnification Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

10.2	Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†

10.3	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.4	Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.5	Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.6	Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.7	Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†

10.8	Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†

10.9	Fourth Amended and Restated Employment Agreement, dated as of January 21, 2009, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.10	Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Rex Geveden (filed herewith)†

10.11	Form of Amendment to the Change of Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†

10.12	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.13	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.13	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Rex Geveden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.14	Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295)†

10.15	Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008) (File No. 1-15295))†

10.16	Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†

10.17	Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007 (File No. 1-5295))†

10.18	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†

10.19	Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†

10.20	Form of Restricted Stock Award Agreement under the 2008 Incentive Award Plan†

10.21	Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.22	Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.23	Summary Plan Description for the Teledyne Technologies Incorporated Performance Service Plan under the 2008 Incentive Award Plan for the 2012-2014 performance cycle*†

10.24	Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.25	Credit Agreement, dated as of February 25, 2011, by and among Teledyne Technologies Incorporated, certain of its subsidiaries and the lenders named therein, together with Schedules and Exhibits thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 25, 2011 (File No. 1-15295))

10.26	Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.27	Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

10.28	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated Corporate Objectives and Guidelines for Employee Conduct — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

14.2	Code of Ethics for Financial Executives — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

14.3	Directors Code of Business Conduct and Ethics — this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

21	Subsidiaries of Teledyne Technologies Incorporated*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24.1	Power of Attorney — Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Submitted electronically herewith.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended January 1, 2012: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.