Form 10-Q
period 2012-04-01
TELEDYNE TECHNOLOGIES INC
filed 2012-05-04
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2012
Common Stock, $.01 par value per share	36,754,740 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED APRIL 1, 2012 AND APRIL 3, 2011

(Unaudited - Amounts in millions, except per-share amounts)

	Three Months
	2012	2011
Net Sales	$494.0	$468.1
Costs and expenses
Cost of sales	328.1	313.1
Selling, general and administrative expenses	110.4	100.3

Total costs and expenses	438.5	413.4

Income before other income and expense and income taxes	55.5	54.7
Other expense, net	(0.4)	(0.3)
Interest and debt expense, net	(4.0)	(4.4)

Income from continuing operations before income taxes	51.1	50.0
Provision for income taxes	15.5	17.5

Net income from continuing operations including noncontrolling interest	35.6	32.5
Loss from discontinued operations, net of income taxes	—	(0.5)

Net income	35.6	32.0
Less: Net income attributable to noncontrolling interest	0.1	—

Net income attributable to Teledyne	$35.7	$32.0

Net income from continuing operations including noncontrolling interest	$35.6	$32.5
Add back: Net loss attributable to noncontrolling interest	0.1	—

Net income from continuing operations	35.7	32.5
Loss from discontinued operations, net of income taxes	—	(0.5)

Net income attributable to Teledyne	$35.7	$32.0

Basic earnings per common share:
Continuing operations	$0.98	$0.89
Discontinued operations	—	(0.01)

Basic earnings per common share	$0.98	$0.88

Weighted average common shares outstanding	36.5	36.5

Diluted earnings per common share:
Continuing operations	$0.96	$0.87
Discontinued operations	—	(0.01)

Diluted earnings per common share	$0.96	$0.86

Weighted average diluted common shares outstanding	37.2	37.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED APRIL 1, 2012 AND APRIL 3, 2011

(Unaudited - Amounts in millions, except per-share amounts)

	Three Months
	2012	2011
Net income attributable to Teledyne	$35.7	$32.0

Foreign exchange translation adjustment	11.6	11.9
Effective portion of cash flow hedges	1.9	—
Minimum pension liability adjustment	(0.1)	—

Other comprehensive income, net of tax	13.4	11.9

Comprehensive income	49.1	43.9
Less: comprehensive income attributable to noncontrolling interest	—	—

Comprehensive income attributable to Teledyne	$49.1	$43.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Current period unaudited -Amounts in millions, except share amounts)

	April 1, 2012	January 1, 2012
Assets
Current Assets
Cash and cash equivalents	$84.9	$49.4
Accounts receivable, net	292.5	270.0
Inventories, net	238.7	219.4
Deferred income taxes, net	38.3	35.1
Prepaid expenses and other current assets	19.9	28.8

Total current assets	674.3	602.7

Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $296.8 at April 1, 2012 and $288.0 at January 1, 2012	265.1	254.6
Goodwill, net	737.0	717.8
Acquired intangibles, net	189.4	181.4
Other assets, net	73.8	69.6

Total Assets	$1,939.6	$1,826.1

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$125.4	$102.0
Accrued liabilities	215.4	230.8
Current portion of capital leases	1.4	1.4

Total current liabilities	342.2	334.2
Long-term debt and capital leases	400.0	311.4
Accrued pension obligation	17.3	66.0
Accrued postretirement benefits	13.1	13.2
Other long-term liabilities	120.5	117.2

Total Liabilities	893.1	842.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares;
Issued shares 37,027,015 at April 1, 2012 and 37,027,015 at January 1, 2012
Outstanding shares 36,740,827 at April 1, 2012 and 36,449,092 at January 1, 2012	0.4	0.4
Additional paid-in capital	289.1	291.7
Retained earnings	994.6	958.9
Treasury stock	(14.6)	(30.6)
Accumulated other comprehensive loss	(227.7)	(241.1)

Total Teledyne Stockholders’ Equity	1,041.8	979.3
Noncontrolling interest	4.7	4.8

Total Stockholders’ Equity	1,046.5	984.1

Total Liabilities and Stockholders’ Equity	$1,939.6	$1,826.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED APRIL 1, 2012 AND APRIL 3, 2011

(Unaudited - Amounts in millions)

	Three Months
	2012	2011
Operating Activities
Net income	$35.6	$32.0
Loss from discontinued operations, net of income taxes	—	0.5

Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	16.8	13.9
Deferred income taxes	(10.4)	10.6
Stock option expense	1.5	1.4
Excess income tax benefits from stock options exercised	(2.9)	(2.7)

Changes in operating assets and liabilities, excluding the effect of business acquired:
Increase in accounts receivable	(15.2)	(5.5)
Increase in inventories	(12.9)	(3.5)
Increase in prepaid expenses and other assets	(1.1)	(4.9)
Increase in accounts payable	19.0	10.4
Decrease in accrued liabilities	(27.5)	(17.4)
Increase in income taxes payable, net	25.0	14.8
Increase in long-term assets	(4.0)	(7.3)
Increase (decrease) in other long-term liabilities	4.3	(3.5)
Decrease in accrued pension obligation	(48.9)	(34.5)
Decrease in accrued postretirement benefits	(0.2)	(0.5)
Other operating, net	1.2	2.8

Net cash provided(used) by operating activities from continuing operations	(19.7)	6.6
Net cash used in discontinued operations	—	(3.0)

Net cash provided(used) by operating activities	(19.7)	3.6

Investing Activities
Purchases of property, plant and equipment	(10.6)	(6.5)
Purchase of businesses and other investments	(34.9)	(363.5)

Net cash used in investing activities from continuing operations	(45.5)	(370.0)
Net cash used in discontinued operations	—	(0.4)

Net cash used in investing activities	(45.5)	(370.4)

Financing Activities
Net proceeds from debt	88.1	313.2
Proceeds from exercise of stock options	7.7	5.7
Excess income tax benefits from stock options exercised	2.9	2.7
Issuance of cash flow hedges	2.0	—

Net cash provided by financing activities	100.7	321.6

Increase (decrease) in cash and cash equivalents	35.5	(45.2)
Cash and cash equivalents—beginning of period	49.4	75.1

Cash and cash equivalents—end of period	$84.9	$29.9

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2012

Note 1. General

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (“2011 Form 10-K”).

In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of April 1, 2012 and the consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the three months then ended. The results of operations and cash flows for the period ended April 1, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance related to the presentation of the Statement of Comprehensive Income. The new disclosure guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Teledyne adopted the new presentation requirement effective January 2, 2012. Teledyne elected the two-statement approach presenting other comprehensive income in a separate statement immediately following the condensed consolidated statements of income.

In 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. Teledyne’s adoption of these new provisions effective January 2, 2012 did not have an impact on our financial position or results of operations.

Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets

On February 25, 2012, Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of $2.1 million in cash acquired. Teledyne expects to pay a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011. VariSystems, Inc. now operates under the name Teledyne VariSystems and is part of the Aerospace and Defense Electronics segment. See also Note 15 regarding the purchase of a majority interest in the parent company of Optech Incorporated.

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

For a description of the Company’s other acquisition and divestiture activity for the year ended January 1, 2012, please refer to Notes 3 and 16 of the Teledyne 2011 Form 10-K.

Teledyne funded the purchases primarily from borrowings under its credit facility and cash on hand.

DALSA’s results have been included since the date of the acquisition. The unaudited pro forma financial information below assumes that DALSA had been acquired at the beginning of the 2011 fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets, increased interest expense on net acquisition debt, as well as the impact of purchase accounting adjustments for certain liabilities and inventory valuation adjustments. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period presented. In addition, the unaudited pro forma financial results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

First Quarter
(unaudited-in millions, except per share amounts)	2011
Net sales	$492.2
Net income from continuing operations	$23.9
Net income attributable to Teledyne	$23.4
Basic earnings per common share – continuing operations	$0.65
Basic earnings per common share – attributable to Teledyne	$0.64
Diluted earnings per common share – continuing operations	$0.64
Diluted earnings per common share– attributable to Teledyne	$0.63

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.

Teledyne’s goodwill was $737.0 million at April 1, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 primarily resulted from $14.2 million from the acquisition of VariSystems and exchange rate changes. Teledyne’s net acquired intangible assets were $189.4 million at April 1, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 primarily resulted from $11.9 million from the acquisition of VariSystems and exchange rate changes, partially offset by amortization. The Company’s cost to acquire VariSystems has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company is still in the process of specifically identifying the amount to be assigned to acquired intangible assets and the related impact on goodwill for the VariSystems acquisition. The Company made preliminary estimates as of April 1, 2012, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the VariSystems acquisition made in the first quarter of 2012 (in millions):

Current assets	$11.1
Property, plant and equipment	8.0
Goodwill	14.2
Acquired intangible assets	11.9
Other long-term assets	0.1
Current liabilities	(5.1)
Long-term liabilities	(3.9)

Net assets acquired	$36.3

Note 3. Derivative Instruments

Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. In addition, from time to time, the Company may utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables and as of April 1, 2012, Teledyne had foreign currency contracts of this type to buy Canadian dollars and to sell U.S. dollars totaling $23.8 million. The gains and losses on these derivatives which are not designated as hedges, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities

In February 2011, Teledyne began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and are highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $0.4 million over the next 12 months based on the April 1, 2012 exchange rate.

In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of April 1, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $60.5 million. These foreign currency forward contracts have maturities ranging from June 2012 to February 2013.

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements for three months ended April 1, 2012 and April 3, 2011 was as follows (in millions):

	First Quarter 2012	First Quarter 2011
Net gain (loss) recognized in AOCI (a)	$(0.4)	$0.3
Net gain (loss) reclassified from AOCI into cost of sales (a)	$(0.2)	$—
Net foreign exchange gain recognized in income (b)	$—	$—

(a)	Effective portion
(b)	Amount excluded from effectiveness testing

The effect of derivative instruments not designated as cash flow hedges recognized in other expense for three months ended April 1, 2012 and was $0.4 million and was less than $0.1 million for the three months ended April 3, 2011.

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Liability derivatives	Balance sheet location	April 1, 2012	January 1, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets (liabilities)	$(0.1)	$2.0

Total derivatives designated as hedging instruments		(0.1)	2.0
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets (liabilities)	(0.1)	0.5

Total derivatives not designated as hedging instruments		(0.1)	0.5

Total liability derivatives		$(0.2)	$2.5

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2012	2011
Net income from continuing operations	$35.7	$32.5
Loss from discontinued operations, net of income taxes	—	(0.5)

Net income attributable to Teledyne	$35.7	$32.0

Basic earnings per common share:
Weighted average common shares outstanding	36.5	36.5

Basic earnings per common share
— Continuing operations	$0.98	$0.89
— Discontinued operations	—	(0.01)

Basic earnings per common share	$0.98	$0.88

Diluted earnings per share:
Weighted average common shares outstanding	36.5	36.5
Dilutive effect of exercise of options outstanding	0.7	0.7

Weighted average diluted common shares outstanding	37.2	37.2

Diluted earnings per common share
— Continuing operations	$0.96	$0.87
— Discontinued operations	—	(0.01)

Diluted earnings per common share	$0.96	$0.86

Note 5. Stock-Based Compensation Plans

Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.

Stock Incentive Plan

The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $1.5 million in stock option compensation expense for the first quarter of 2012 and $1.4 million for the first quarter of 2011. Employee stock option grants are expensed evenly over the three year vesting period. In 2012, the Company currently expects approximately $8.7 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was six years. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. No employee stock options were granted in the first quarter of 2012. In the second quarter of 2012, the Company granted 496,806 employee stock options at a strike price of $64.73 per share. The following assumptions were used in the valuation of employee stock options granted in 2011:

2011
Expected dividend yield	—
Expected volatility	36.8%
Risk-free interest rate	2.1%
Expected life in years	6.2

Based on the assumptions in the table above, the grant date fair value of stock options granted in 2011 was $18.81.

Stock option transactions for Teledyne’s employee stock option plans for the first quarter of 2012 are summarized as follows:

	Shares	Weighted Average Exercise Price
Beginning balance	2,322,845	$38.19
Granted	—	$—
Exercised	(233,100)	$31.16
Cancelled or expired	(22,052)	$36.86

Ending balance	2,067,693	$39.00

Options exercisable at end of period	1,633,370	$37.17

Stock option transactions for Teledyne’s non-employee director stock option plan for the first quarter of 2012 are summarized as follows:

	Shares	Weighted Average Exercise Price
Beginning balance	404,692	$32.85
Granted	4,237	$37.53
Exercised	(28,955)	$14.90

Ending balance	379,974	$34.27

Options exercisable at end of period	338,205	$32.79

Performance Share Plan and Restricted Stock Award Program

The first of three annual installments of the 2009 to 2011 Performance Share Plan was paid entirely in cash in the first quarter of 2012. Also in the first quarter of 2012, the restriction was removed for 32,599 shares of Teledyne common stock and 6,605 shares were forfeited related to the 2009 to 2011 Restricted Stock Program.

Note 6. Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.6 million at April 1, 2012 and $0.3 million at January 1, 2012.

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

Balance at	April 1, 2012	January 1, 2012
Raw materials and supplies	$112.3	$107.3
Work in process	117.5	104.9
Finished goods	29.1	28.0

	258.9	240.2
Progress payments	(2.2)	(3.4)
LIFO reserve	(18.0)	(17.4)

Total inventories, net	$238.7	$219.4

Inventories at cost determined on the LIFO method were $103.6 million at April 1, 2012 and $96.0 million at January 1, 2012. The remainder of the inventories using average cost or the FIFO methods, were $155.3 million at April 1, 2012 and $144.2 million at January 1, 2012.

Note 8. Supplemental Balance Sheet Information

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	April 1, 2012	January 1, 2012
Deferred compensation assets	Other assets	$36.8	$32.9
Salaries and wages	Accrued liabilities	$64.9	$93.5
Customer deposits and credits	Accrued liabilities	$54.2	$55.9
Deferred compensation liabilities	Other long-term liabilities	$35.1	$31.7

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first quarter of 2012 and 2011 are as follows (in millions):

	First Quarter
	2012	2011
Balance at beginning of year	$13.3	$13.0
Accruals for product warranties charged to expense	3.3	1.0
Cost of product warranty claims	(1.2)	(1.1)
Acquisitions	—	1.1

Balance at end of period	$15.4	$14.0

Note 9. Income Taxes

The Company’s effective income tax rate for the first quarter of 2012 was 30.3% compared with 35.0% for the first quarter 2011. The decrease primarily reflected a change in the proportion of domestic and international income, as well as certain adjustments within the quarter. Excluding any tax credits and other adjustments, the tax rate was 32.5% for the first quarter of 2012.

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

Note 10. Long-Term Debt and Capital Leases

Teledyne has a $550.0 million credit facility that has a termination date of February 25, 2016. The facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the credit facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $399.5 million at April 1, 2012. The credit agreement requires the Company to comply with various financial and operating covenants and at April 1, 2012, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at April 1, 2012 and January 1, 2012, approximated the carrying value.

Long-term debt consisted of the following (in millions):

Balance at	April 1, 2012	January 1, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
$550.0 million revolving credit facility, weighted average rate of 2.18% and 2.48% at April 1, 2012 and January 1, 2012, respectively	136.6	48.0

Total long-term debt	$386.6	$298.0

The Company also has $14.8 million in capital leases, of which $1.4 million is current. At April 1, 2012, Teledyne had $13.9 million in outstanding letters of credit.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters

For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company financial statements as of and for the fiscal year ended January 1, 2012, included in our 2011 Form 10-K.

At April 1, 2012, the Company’s reserves for environmental remediation obligations totaled $3.4 million, of which $0.4 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.

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

Note 12. Pension Plans and Postretirement Benefits

Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004 or approximately 27% of Teledyne’s employees. The Company assumed discount rate on plan liabilities is 5.5% for 2012. In 2011, assumed discount rate on plan liabilities was 5.90% until the April 19, 2011 sale date of the piston engine businesses, for the remainder of the year plan liabilities were measured using a discount rate of 6.15%. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2012 and 2011.

Teledyne’s net periodic pension expense was $1.7 million for the first quarter of 2012, compared with net periodic pension expense of $2.8 million for the first quarter of 2011. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.2 million for the first quarter of 2012, compared with $3.0 million for the first quarter of 2011. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne made a voluntary cash pension contribution of $50.0 million to its qualified pension plan in the first quarter of 2012, compared with a voluntary cash pension contribution of $37.0 million to its qualified pension plan in the first quarter of 2011. Teledyne expects to make an additional $42.8 million voluntary cash pension contribution in the third quarter of 2012.

The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

The following tables set forth the components of net periodic pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for the first quarter of 2012 and 2011 (in millions):

	First Quarter
Pension Benefits - U.S. Plans	2012	2011
Service cost — benefits earned during the period	$3.2	$3.6
Interest cost on benefit obligation	9.9	10.4
Expected return on plan assets	(16.3)	(15.1)
Amortization of prior service cost	(1.2)	0.1
Recognized actuarial loss	6.1	3.8

Net periodic benefit expense	$1.7	$2.8

	First Quarter
Pension Benefits - Non U.S. Plan	2012	2011
Interest cost on benefit obligation	$0.4	$0.4
Expected return on plan assets	(0.4)	(0.4)

Net periodic benefit expense	$—	$—

	First Quarter
Postretirement Benefits	2012	2011
Service cost — benefits earned during the period	$—	$—
Interest cost on benefit obligation	0.2	0.2
Amortization of prior service cost	(0.1)	(0.1)
Recognized actuarial gain	(0.1)	(0.2)

Net periodic benefit expense	—	(0.1)
Less: amounts attributable to discontinued operations included above	—	(0.1)

Net periodic benefit expense	$—	$—

Note 13. Industry Segments

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

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	First Quarter 2012	First Quarter 2011	% Change
Net sales:
Instrumentation	$160.6	$157.9	1.7%
Digital Imaging	94.2	66.2	42.3%
Aerospace and Defense Electronics	164.8	166.9	(1.3)%
Engineered Systems	74.4	77.1	(3.5)%

Total net sales	$494.0	$468.1	5.5%

Operating profit and other segment income:
Instrumentation	$31.6	$32.0	(1.3)%
Digital Imaging	4.3	3.9	10.3%
Aerospace and Defense Electronics	22.9	21.6	6.0%
Engineered Systems	6.2	6.6	(6.1)%

Segment operating profit and other segment income	65.0	64.1	1.4%
Corporate expense	(9.5)	(9.4)	1.1%
Other expense, net	(0.4)	(0.3)	33.3%
Interest expense, net	(4.0)	(4.4)	(9.1)%

Income from continuing operations before income taxes	51.1	50.0	2.2%
Provision for income taxes	15.5	17.5	(11.4)%

Net income	35.6	32.5	9.5%
Loss from discontinued operations	—	(0.5)	*

Net income before noncontrolling interest	35.6	32.0	11.3%
Add back: Net loss attributable to noncontrolling interest	0.1	—	*

Net income attributable to Teledyne	$35.7	$32.0	11.6%

*	percentage change not meaningful

Product Lines

The Instrumentation segment includes two product lines: Environmental Instrumentation and Marine Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. The Engineered Systems segment includes three product lines: Engineered Products and Services, Turbine Engines and Energy Systems.

The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	First Quarter
Instrumentation	2012	2011
Environmental Instrumentation	$64.6	$58.7
Marine Instrumentation	96.0	99.2

Total	$160.6	$157.9

	First Quarter
Engineered Systems	2012	2011
Engineered Products and Services	$57.2	$65.7
Turbine Engines	6.9	4.4
Energy Systems	10.3	7.0

Total	$74.4	$77.1

Note 14. Discontinued Operation

On April 19, 2011 Teledyne completed the sale of its general aviation piston engine businesses. Sales for this discontinued segment were $33.4 million for the first quarter of 2011. The operating results were a net loss of $0.5 million in the first quarter of 2011. The operating results included an income tax benefit of $0.3 million in the first quarter of 2011.

Note 15. Subsequent Event

In the second quarter of 2012, on April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech Incorporated (“Optech”) for $32.7 million. The purchase increased Teledyne’s ownership percentage to 51 percent from 19 percent. We funded the purchase from cash on hand which was drawn from our credit facility prior to the end of the first quarter. Optech will be reported as part of the Digital Imaging segment.

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

Consistent with this strategy, we made one acquisition in the first quarter of 2012 and one acquisition in the second quarter of 2012. In the first quarter of 2011, we made two acquisitions and acquired a minority interest investment. We also continue to evaluate our businesses to ensure that they are aligned with our strategy. On April 19, 2011, we completed the sale of our general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements classify the Aerospace Engines and Components segment as a discontinued operation.

Our Recent Acquisitions

On February 25, 2012, Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of $2.1 million in cash acquired. Teledyne expects to pay a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems Inc., headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011. VariSystems, Inc. now operates under the name Teledyne VariSystems and is part of the Aerospace and Defense Electronics segment.

In the second quarter of 2012, on April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech Incorporated (“Optech”) for $32.7 million. The purchase increased Teledyne’s ownership percentage to 51 percent from the original 19 percent interest purchased in the first quarter of 2011. Optech will be reported as part of the Digital Imaging segment.

On February 12, 2011, the Company acquired the stock of DALSA Corporation (“DALSA”). DALSA designs and manufactures digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (“MEMS”). The Company acquired DALSA for an aggregate purchase price of $339.5 million in cash. Headquartered in Waterloo, Ontario, Canada, DALSA had annual revenues of CAD $212.3 million for its fiscal year ended December 2010. DALSA operates within the Digital Imaging segment. In the first quarter of 2011, Teledyne also purchased a majority interest in Nova Sensors (“Nova”) for $5.1 million. For a description of the Company’s other acquisition and divestiture activity for the year ended January 1, 2012, please refer to Notes 3 and 16 of our 2011 Form 10-K (“2011 Form 10-K”).

Results of Operations

First quarter of 2012 compared with the first quarter of 2011

Our first quarter 2012 sales were $494.0 million, compared with sales of $468.1 million for the same period of 2011, an increase of 5.5%. Net income from continuing operations was $35.7 million ($0.96 per diluted share) for the first quarter of 2012, compared with $32.5 million ($0.87 per diluted share) for the first quarter of 2011, an increase of 9.8%. Net income including discontinued operations was $35.7 million ($0.96 per diluted share) for the first quarter of 2012, compared with $32.0 million ($0.86 per diluted share) for the first quarter of 2011 an increase of 11.6%.

The first quarter of 2012, compared with the same period in 2011, reflected higher sales in the Instrumentation and Digital Imaging segments, partially offset by lower sales in the Aerospace and Defense Electronics and the Engineered Systems segments. Incremental revenue in the first quarter of 2012 from recent acquisitions was $32.3 million.

The increase in earnings for the first quarter of 2012, compared with the same period of 2011, reflected improved results in the Digital Imaging and Aerospace and Defense Electronics segments, partially offset by lower results in the Instrumentation and Engineered Systems segments. The incremental operating profit included in the results for the first quarter of 2012 from recent acquisitions was $2.4 million.

The first quarter of 2012 included pension expense of $1.7 million, compared with pension expense of $2.8 million in the first quarter of 2011. The decrease in 2012 pension expense is primarily due to plan amendments and the impact of voluntary cash contributions to the domestic pension plan, partially offset by a reduction in the discount rate used to measure the benefit obligation. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.2 million in the first quarter of 2012, compared with $3.0 million in the first quarter of 2011.

In the first quarter of 2012 and 2011, we recorded a total of $1.5 million and $1.4 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	First Quarter
	2012	2011
Instrumentation
Sales	$160.6	$157.9
Cost of sales	$94.6	$91.0
Cost of sales % of sales	58.9%	57.6%

Digital Imaging
Sales	$94.2	$66.2
Cost of sales	$62.6	$43.6
Cost of sales % of sales	66.5%	65.9%

Aerospace and Defense Electronics
Sales	$164.8	$166.9
Cost of sales	$109.8	$115.8
Cost of sales % of sales	66.6%	69.4%

Engineered Systems
Sales	$74.4	$77.1
Cost of sales	$61.1	$62.7
Cost of sales % of sales	82.1%	81.3%

Total Company
Sales	$494.0	$468.1
Cost of sales	$328.1	$313.1
Cost of sales % of sales	66.4%	66.9%

Cost of sales increased by $15.0 million in the first quarter of 2012, compared with the first quarter of 2011, which primarily reflected the impact of higher sales, partially offset by lower pension expense. Cost of sales as a percentage of sales for the first quarter of 2012 decreased slightly to 66.4% from 66.9% in the first quarter of 2011 and reflected lower pension expense and product mix differences.

As noted in our revenue recognition critical accounting policy, contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the percentage-of-completion accounting method, in the first quarters of 2012 and 2011 were $0.7 million and $0.8 million of favorable operating income and $1.3 million and $0.3 million of unfavorable operating income, respectively.

Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $10.1 million in the first quarter of 2012, compared with the first quarter of 2011, and primarily reflected the impact of higher sales and higher research and development and bid and proposal expense of $4.7 million. Selling, general and administrative expenses for the first quarter of 2012, as a percentage of sales, increased to 22.3%, compared with 21.4% in the first quarter of 2011 and reflected the impact of higher research and development and bid and proposal expense.

Interest expense, net of interest income, was $4.0 million in the first quarter of 2012, compared with $4.4 million for the first quarter of 2011. The decrease in interest expense primarily reflected the impact of lower outstanding debt levels.

The Company’s effective income tax rate for the first quarter of 2012 was 30.3% compared with 35.0% for the first quarter of 2011. The decrease primarily reflected a change in the proportion of domestic and international income, as well as certain adjustments within the quarter. Excluding any tax credits and other adjustments, the tax rate was 32.5% for the first quarter of 2012.

Review of Operations:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First Quarter 2012	First Quarter 2011	% Change
Net sales:
Instrumentation	$160.6	$157.9	1.7%
Digital Imaging	94.2	66.2	42.3%
Aerospace and Defense Electronics	164.8	166.9	(1.3)%
Engineered Systems	74.4	77.1	(3.5)%

Total net sales	$494.0	$468.1	5.5%

Operating profit and other segment income:
Instrumentation	$31.6	$32.0	(1.3)%
Digital Imaging	4.3	3.9	10.3%
Aerospace and Defense Electronics	22.9	21.6	6.0%
Engineered Systems	6.2	6.6	(6.1)%

Segment operating profit and other segment income	65.0	64.1	1.4%
Corporate expense	(9.5)	(9.4)	1.1%
Other expense, net	(0.4)	(0.3)	33.3%
Interest expense, net	(4.0)	(4.4)	(9.1)%

Income from continuing operations before income taxes	51.1	50.0	2.2%
Provision for income taxes	15.5	17.5	(11.4)%

Net income	35.6	32.5	9.5%
Loss from discontinued operations	—	(0.5)	*

Net income	35.6	32.0	11.3%
Add back: net loss attributable to noncontrolling interest	0.1	—	*

Net income attributable to Teledyne	$35.7	$32.0	11.6%

*	percentage change not meaningful

Instrumentation

(Dollars in millions)	First Quarter 2012	First Quarter 2011
Sales	$160.6	$157.9
Cost of sales	$94.6	$91.0
Selling, general and administrative expenses	$34.4	$34.9
Operating profit	$31.6	$32.0
Cost of sales % of sales	58.9%	57.6%
Selling, general and administrative expenses % of sales	21.4%	22.1%
Operating profit % of sales	19.7%	20.3%

The Instrumentation segment’s first quarter 2012 sales were $160.6 million, compared with $157.9 million in the first quarter of 2011, an increase of 1.7%. First quarter 2012 operating profit was $31.6 million, compared with operating profit of $32.0 million in the first quarter of 2011, a decrease of 1.3%.

The first quarter 2012 sales change resulted primarily from higher sales of environmental instrumentation products, partially offset by lower sales of marine instrumentation products. The higher sales of $5.9 million for environmental instrumentation products reflected improved sales for gas analyzers. The lower sales of $3.2 million for marine instrumentation products primarily reflected lower sales of geophysical sensors for the energy exploration market. The decrease in operating profit reflected unfavorable product mix differences, partially offset by the impact of higher sales. First quarter cost of sales in total dollars increased by $3.6 million, compared with the first quarter of 2011, and reflected the impact of higher sales and product mix differences.

Digital Imaging

(Dollars in millions)	First Quarter 2012	First Quarter 2011
Sales	$94.2	$66.2
Cost of sales	$62.6	$43.6
Selling, general and administrative expenses	$27.3	$18.7
Operating profit	$4.3	$3.9
Cost of sales % of sales	66.5%	65.9%
Selling, general and administrative expenses % of sales	29.0%	28.2%
Operating profit % of sales	4.6%	5.9%

The Digital Imaging segment’s first quarter 2012 sales were $94.2 million, compared with $66.2 million in the first quarter of 2011, an increase of 42.3%. Operating profit was $4.3 million for the first quarter of 2012, compared with operating profit of $3.9 million in the first quarter of 2011, an increase of 10.3%.

The 2012 sales increase included an incremental $25.5 million in revenue from the February 12, 2011, acquisition of DALSA and $1.7 million in revenue from the March 17, 2011, acquisition of Nova, as well as slightly higher organic sales. The increase in operating profit reflected the impact of higher sales, mostly offset by $4.8 million in higher research and development and bid and proposal expense. The incremental operating profit included in the results for the first quarter of 2012 from recent acquisitions was $1.3 million. Cost of sales in total dollars increased in line with the increase in sales. The increase in the selling, general and administrative expense percentage reflected higher research and development and bid and proposal expense. First quarter cost of sales in total dollars increased by $19.0 million, compared with the first quarter of 2011, and primarily reflected the impact of higher sales.

Aerospace and Defense Electronics

(Dollars in millions)	First Quarter 2012	First Quarter 2011
Sales	$164.8	$166.9
Cost of sales	$109.8	$115.8
Selling, general and administrative expenses	$32.1	$29.5
Operating profit	$22.9	$21.6
Cost of sales % of sales	66.6%	69.4%
Selling, general and administrative expenses % of sales	19.5%	17.7%
Operating profit % of sales	13.9%	12.9%

The Aerospace and Defense Electronics segment’s first quarter 2012 sales were $164.8 million, compared with $166.9 million in the first quarter of 2011, a decrease of 1.3%. Operating profit was $22.9 million for the first quarter of 2012, compared with operating profit of $21.6 million in the first quarter of 2011, an increase of 6.0%.

The 2012 sales decrease resulted from lower sales of $11.3 million for electronic manufacturing service products, partially offset by $5.9 million of higher sales from avionics products and electronic relays and $3.3 million from microwave devices and interconnects. Sales of microwave devices and interconnects in the first quarter of 2012 included $5.1 million from the acquisition of VariSystems. The increase in operating profit primarily reflected the contribution from VariSystems and product mix differences. First quarter cost of sales in total dollars decreased by $6.0 million, compared with the first quarter of 2011, and reflected the impact of lower sales, partially offset by sales of higher margin avionics products. Cost of sales as a percentage of sales for the first quarter of 2012 decreased to 66.6% from 69.4% in the first quarter of 2011 and reflected product mix differences and the impact of the higher margin VariSystems products.

Engineered Systems

(Dollars in millions)	First Quarter 2012	First Quarter 2011
Sales	$74.4	$77.1
Cost of sales	$61.1	$62.7
Selling, general and administrative expenses	$7.1	$7.8
Operating profit	$6.2	$6.6
Cost of sales % of sales	82.1%	81.3%
Selling, general and administrative expenses % of sales	9.6%	10.1%
Operating profit % of sales	8.3%	8.6%

The Engineered Systems segment’s first quarter 2012 sales were $74.4 million, compared with $77.1 million in the first quarter of 2011, a decrease of 3.5%. Operating profit was $6.2 million for the first quarter 2012, compared with operating profit of $6.6 million in the first quarter of 2011, a decrease of 6.1%.

The first quarter 2012 sales decrease, from the first quarter of 2011, reflected lower sales of $8.5 million from engineered products and services, partially offset by higher sales of $3.3 million from energy systems and $2.5 million from turbine engines. The lower sales for engineered products and services primarily reflected lower sales for space and defense programs. The higher energy system sales were due to increased commercial hydrogen generator sales. The higher sales of turbine engines were primarily due to the Joint Air-to-Surface Standoff Missile (“JASSM”) program. Operating profit in the first quarter of 2012 reflected the impact of lower sales and sales of lower margin products, partially offset by $1.3 million in lower bid and proposal expense, lower net pension expense and the impact of higher margins for turbine engines. Operating profit included pension expense of $0.7 million in the first quarter of 2012, compared with $1.3 million in the first quarter of 2011. Pension expense allocated to contracts pursuant to CAS was $2.2 million in the first quarter of 2012 and the first quarter of 2011. First quarter cost of sales in total dollars decreased by $1.6 million, compared with the first quarter of 2011, and primarily reflected the impact of lower sales.

Financial Condition, Liquidity and Capital Resources

Our net cash used by operating activities from continuing operations was $19.7 million for the first three months of 2012, compared with net cash provided by operating activities from continuing operations of $6.6 million for the same period of 2011. The lower cash provided by operating activities from continuing operations in the first three months of 2012 reflected the impact of a voluntary $50.0 million cash contribution to the domestic pension plan in the first quarter of 2012, compared with a voluntary $37.0 million cash contribution to the domestic pension plan for the first quarter of 2011 and higher payments for accrued liabilities, primarily compensation accruals.

Our net cash used in investing activities from continuing operations was $45.5 million for the first three months of 2012, compared with net cash used by investing activities from continuing operations of $370.0 million for the first three months of 2011. The 2012 amount includes the acquisition of VariSystems. The 2011 amount included the acquisitions of DALSA and Nova and also the 19% investment in the parent company of Optech accounted for under the cost basis method. We funded the purchases primarily from borrowings under our credit facility and cash on hand.

In the second quarter of 2012, on April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $32.7 million. The purchase increased Teledyne’s ownership percentage to 51 percent from 19 percent. We funded the purchase from cash on hand which reflected cash drawn from our credit facility prior to the end of the first quarter.

Capital expenditures for the first three months of 2012 and 2011 were $10.6 million and $6.5 million, respectively.

Our goodwill was $737.0 million at April 1, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 primarily resulted from $14.2 million from the acquisition of VariSystems and exchange rate changes. Teledyne Technologies’ net acquired intangible assets were $189.4 million at April 1, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 primarily resulted from $11.9 million from the acquisition of VariSystems and exchange rate changes, partially offset by amortization. The Company’s cost to acquire VariSystems has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill.

Financing activities provided cash of $100.7 million for the first three months of 2012, compared with cash provided by financing activities of $321.6 million for the first three months of 2011. Cash provided by financing activities for the first three months of 2012 and 2011, included net borrowings of $88.1 million and $313.2 million, respectively. Proceeds from the exercise of stock options were $7.7 million and $5.7 million for the first three months of 2012 and 2011, respectively. The first three months of 2012 and 2011, included $2.9 million and $2.7 million, respectively, in excess tax benefits related to stock option exercises.

Working capital was $332.1 million at April 1, 2012, compared with $268.5 million at January 1, 2012. The increase reflected higher cash balances which resulted from cash drawn from our credit facility that was used to purchase the majority interest in the parent company of Optech on April 2, 2012.

We made a voluntary cash contribution of $50.0 million in the first three months of 2012 to the domestic qualified pension plan, compared with a voluntary cash contribution of $37.0 million in the first three months of 2011. We expect to make an additional cash contribution of $42.8 million in the third quarter of 2012.

Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect capital expenditures to be approximately $65.0 million in 2012, of which $10.6 million has been spent in the first three months of 2012.

Teledyne has a $550.0 million credit facility that has a termination date of February 25, 2016. The facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the credit facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

Total debt at April 1, 2012, includes $136.6 million outstanding under the $550.0 million credit facility and $250.0 million in senior notes. The Company also has $14.8 million in capital leases, of which $1.4 million is current. At April 1, 2012, Teledyne had $13.9 million in outstanding letters of credit. Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $399.5 million at April 1, 2012. The credit agreement requires the Company to comply with various financial and operating covenants and at April 1, 2012 the Company was in compliance with these covenants. As of April 1, 2012 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At April 1, 2012 the required financial covenant ratios and the actual ratios were as follows:

$550.0 million Credit Facility expires February 2016
Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	1.0 to 1

Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	26.6 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020
Financial Covenant	Required Covenant	Actual Covenant
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	1.0 to 1

Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	26.6 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement.
2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.

Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were no amounts outstanding under this credit line at April 1, 2012. This credit line is utilized, as needed, for periodic cash needs.

Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies

Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. We have enhanced the revenue recognition policy in the first quarter of 2012 to provide additional information regarding our revenue recognition policy. The following is the current revenue recognition critical accounting policy:

Commercial sales and sales from U.S. Government fixed-price type contracts are generally recorded as shipments are made or as services are rendered. Revenue related to a product or service is recognized when products are shipped to the customer or services have been rendered in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. The Company’s typical terms of sale are FOB shipping point and, as such, the Company primarily records revenue for product sales upon shipment. For the very small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. For contracts that require the Company to warehouse certain goods, revenue is recognized when all risks of loss is borne by the customer and all other criteria for revenue recognition are met. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment, typically involving acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled following shipment. The Company does not offer substantial sales incentives and credits to customers. Accruals for sales returns and other allowances are provided at the time revenue is recognized based upon past experience.

For certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion (“POC”) method. We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to and paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned. The percentage of Company sales recognized using the POC method has been decreasing and was 39.4% in 2011, 50.0% in 2010 and 54.8% in 2009, due to the increase in our commercial business which does not typically utilize the POC method.

The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts accounted for under the POC method of accounting require management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. The aggregate effects of these favorable and unfavorable changes in estimates for total years 2011, 2010 and 2009 were $4.7 million, $3.5 million and $2.6 million of favorable operating income and $4.4 million, $3.2 million and $1.4 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustments to an individual contract within the aggregate changes in contract estimates for 2011, 2010 or 2009 was material to the consolidated statements of income for such periods.

For additional discussion of the application of the other critical accounting policies and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2011 Form 10-K.

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

Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; and cuts to defense spending resulting from future deficit reduction measures, including potential automatic cuts to defense spending that may be triggered by the Budget Control Act of 2011. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing, could negatively affect the Company’s businesses that supply the oil and gas industry. In addition, financial market fluctuations affect the value of the Company’s pension assets.

While the company’s growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses, retain customers and achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses internationally, including those arising from U.S. and foreign policy changes and exchange rate fluctuations.

We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2011 Form 10-K and this Form 10-Q. Readers, particularly those interested in investing in Teledyne, should read these risk factors.

We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2011 Form 10-K.

Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates, and interest rates. Foreign currency forward contracts are used primarily to hedge anticipated exposures. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent appreciation of the U.S. dollar from its value at April 1, 2012 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.4 million. A hypothetical 10 percent depreciation of the U.S. dollar from its value at April 1, 2012 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.4 million. For additional information please see Risk Management discussed in Note 4 to these condensed consolidated financial statements.

Interest Rate Exposure

We are exposed to market risk through the interest rate on our borrowings under our $550.0 million credit facility. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of April 1, 2012, we had $136.6 million in outstanding indebtedness under our credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $1.4 million, assuming the $136.6 million in debt was outstanding for the full year.

Item 4. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 1, 2012, are effective.

In connection with our evaluation during the quarterly period ended April 1, 2012, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 12 — Lawsuits, Claims, Commitments and Related Matters.”

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2011 Form 10-K in response to Item 1A to Part 1 of Form 10-K.

Item 2. Unregistered sales of equity securities and use of proceeds

On October 25, 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. No shares were repurchased under the program in 2012. As of April 1, 2012, 1,841,438 shares remained available for repurchase pursuant to this program.

Item 6. Exhibits

(a)	Exhibits

Exhibit 10.1	Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 8, 2012)

Exhibit 10.2	Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation

Exhibit 10.3	Form of Stock Option Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer

Exhibit 101 (INS)	XBRL Instance Document*

Exhibit 101 (SCH)	XBRL Schema Document*

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document*

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document*

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document*

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 4, 2012	By: /s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit Number	Description

Exhibit 10.1	Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 8, 2012)

Exhibit 10.2	Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation

Exhibit 10.3	Form of Stock Option Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.