Form 10-Q
period 2012-07-01
TELEDYNE TECHNOLOGIES INC
filed 2012-08-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, $.01 par value per share	36,817,657 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011

(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2012	2011	2012	2011
Net Sales	$518.5	$502.9	$1,012.5	$971.0
Costs and expenses
Cost of sales	343.0	330.6	671.1	643.7
Selling, general and administrative expenses	115.8	110.4	226.2	210.7

Total costs and expenses	458.8	441.0	897.3	854.4

Income before other income and expense and income taxes	59.7	61.9	115.2	116.6
Other income/(expense), net	1.4	1.6	1.0	1.3
Interest and debt expense, net	(4.1)	(4.3)	(8.1)	(8.7)

Income from continuing operations before income taxes	57.0	59.2	108.1	109.2
Provision for income taxes	17.4	20.4	32.9	37.9

Net income from continuing operations including noncontrolling interest	39.6	38.8	75.2	71.3
Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	113.8	—	113.8

Net income	39.6	152.4	75.2	184.4
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)

Net income attributable to Teledyne	$39.5	$152.3	$75.2	$184.3

Net income from continuing operations including noncontrolling interest	$39.6	$38.8	$75.2	$71.3
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)

Net income from continuing operations	39.5	38.7	75.2	71.2
Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	113.8	—	113.8

Net income attributable to Teledyne	$39.5	$152.3	$75.2	$184.3

Basic earnings per common share:
Continuing operations	$1.08	$1.06	$2.06	$1.95
Loss from discontinued operations	—	(0.01)	—	(0.02)
Gain on sale of discontinued operations	—	3.11	—	3.11

Basic earnings per common share	$1.08	$4.16	$2.06	$5.04

Weighted average common shares outstanding	36.6	36.6	36.6	36.6

Diluted earnings per common share:
Continuing operations	$1.06	$1.04	$2.02	$1.91
Loss from discontinued operations	—	(0.01)	—	(0.02)
Gain on sale of discontinued operations	—	3.05	—	3.05

Diluted earnings per common share	$1.06	$4.08	$2.02	$4.94

Weighted average diluted common shares outstanding	37.3	37.3	37.3	37.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011

(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2012	2011	2012	2011
Net income attributable to Teledyne	$39.5	$152.3	$75.2	$184.3
Foreign exchange translation adjustment	(9.1)	(3.0)	2.5	8.9
Effective portion of cash flow hedges	(1.4)	(2.4)	0.5	(2.4)
Minimum pension liability adjustment	—	14.4	(0.1)	14.4

Other comprehensive gain (loss), net of tax	(10.5)	9.0	2.9	20.9

Comprehensive income	29.0	161.3	78.1	205.2
Comprehensive income attributable to noncontrolling interest	0.1	0.1	—	0.1

Comprehensive income attributable to Teledyne	$29.1	$161.4	$78.1	$205.3

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Current period unaudited - Amounts in millions, except share amounts)

	July 1, 2012	January 1, 2012
Assets
Current Assets
Cash and cash equivalents	$26.1	$49.4
Accounts receivable, net	312.8	270.0
Inventories, net	249.4	219.4
Deferred income taxes, net	40.3	35.1
Prepaid expenses and other current assets	19.5	28.8

Total current assets	648.1	602.7
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $305.2 at July 1, 2012 and $288.0 at January 1, 2012	289.3	254.6
Goodwill, net	793.8	717.8
Acquired intangibles, net	203.5	181.4
Other assets, net	54.2	69.6

Total Assets	$1,988.9	$1,826.1

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$129.2	$102.0
Accrued liabilities	234.1	230.8
Current portion of long-term debt and capital leases	1.8	1.4

Total current liabilities	365.1	334.2
Long-term debt and capital leases	330.4	311.4
Accrued pension obligation	17.9	66.0
Accrued postretirement benefits	12.7	13.2
Other long-term liabilities	134.1	117.2

Total Liabilities	860.2	842.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares; 37,027,015 at July 1, 2012 and 37,027,015 at January 1, 2012 Outstanding shares; 36,788,556 at July 1, 2012 and 36,449,092 at January 1, 2012	0.4	0.4
Additional paid-in capital	291.0	291.7
Retained earnings	1,034.1	958.9
Treasury stock	(12.2)	(30.6)
Accumulated other comprehensive loss	(238.2)	(241.1)

Total Teledyne Stockholders’ Equity	1,075.1	979.3
Noncontrolling interest	53.6	4.8

Total Stockholders’ Equity	1,128.7	984.1

Total Liabilities and Stockholders’ Equity	$1,988.9	$1,826.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JULY 1, 2012 AND JULY 3, 2011

(Unaudited - Amounts in millions)

	Six Months
	2012	2011
Operating Activities
Net income	$75.2	$184.4
Gain on sale of discontinued operations, net of income taxes	—	(113.8)
Loss from discontinued operations, net of income taxes	—	0.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.9	30.7
Deferred income taxes	(4.0)	7.8
Stock option expense	3.6	2.9
Excess income tax benefits from stock options exercised	(3.4)	(3.2)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	(19.6)	14.7
Increase in inventories	(11.9)	(19.4)
Increase in prepaid expenses and other assets	(0.5)	(0.9)
Increase in accounts payable	20.3	15.9
Increase (decrease) in accrued liabilities	(24.9)	9.3
Increase in income taxes payable, net	23.5	33.0
Increase in long-term assets	(0.4)	(9.5)
Increase (decrease) in other long-term liabilities	4.8	(1.7)
Decrease in accrued pension obligation	(48.1)	(68.6)
Increase (decrease) in accrued postretirement benefits	(0.5)	3.1
Other operating, net	0.3	1.4

Net cash provided by operating activities from continuing operations	49.3	86.8
Net cash used in discontinued operations	—	(2.9)

Net cash provided by operating activities	49.3	83.9

Investing Activities
Purchases of property, plant and equipment	(27.7)	(17.9)
Purchase of businesses and other investments	(64.2)	(363.5)
Proceeds from the sale of businesses and disposal of fixed assets	1.1	187.9

Net cash used in investing activities from continuing operations	(90.8)	(193.5)
Net cash used in discontinued operations	—	(0.5)

Net cash used in investing activities	(90.8)	(194.0)

Financing Activities
Net proceeds from debt	4.9	59.7
Proceeds from exercise of stock options	9.4	7.6
Excess income tax benefits from stock options exercised	3.4	3.2
Issuance of cash flow hedges	0.5	(2.3)

Net cash provided by financing activities	18.2	68.2

Decrease in cash and cash equivalents	(23.3)	(41.9)
Cash and cash equivalents—beginning of period	49.4	75.1

Cash and cash equivalents—end of period	$26.1	$33.2

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2012

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

In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of July 1, 2012 and the consolidated results of operations and consolidated comprehensive income for the second quarter and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended July 1, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.

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

In 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. Teledyne’s adoption of these new provisions, effective January 2, 2012, did not have an impact on our financial position or results of operations.

Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets

On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech Incorporated (“Optech”) for $27.9 million, net of $4.8 million in cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from 19 percent. We funded the purchase from cash on hand which was drawn from our credit facility prior to the end of the first quarter. Optech will be reported as part of the Digital Imaging segment.

On February 25, 2012, Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of $2.1 million in cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011. VariSystems, Inc. now operates under the name Teledyne VariSystems and is part of the Aerospace and Defense Electronics segment. See also Note 15 regarding the third quarter 2012 acquisitions of LeCroy Corporation (“LeCroy”), the parent company of PDM Neptec Limited (“PDM Neptec”) and BlueView Technologies, Inc. (“BlueView”).

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

	Second Quarter	Six Months
(amounts in millions, except per-share amounts)	2011	2011
Net sales	$502.9	$995.1
Net income from continuing operations	$38.7	$62.6
Net income attributable to Teledyne	$152.3	$175.7
Basic earnings per common share – continuing operations	$1.06	$1.71
Basic earnings per common share – attributable to Teledyne	$4.16	$4.80
Diluted earnings per common share – continuing operations	$1.04	$1.68
Diluted earnings per common share – attributable to Teledyne	$4.08	$4.71

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.

Teledyne’s goodwill was $793.8 million at July 1, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 primarily resulted from the acquisition of VariSystems and Optech and exchange rate changes. Teledyne’s net acquired intangible assets were $203.5 million at July 1, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 primarily resulted from the acquisition of VariSystems and Optech and exchange rate changes, partially offset by amortization. The Company’s cost to acquire VariSystems and Optech has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the VariSystems acquisition. The Company is in the process of specifically identifying the amounts assigned to certain assets and acquired intangible assets and the related impact on goodwill for the Optech acquisition.

The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the VariSystems and Optech acquisitions made in 2012 (in millions):

Current assets	$42.4
Property, plant and equipment	28.7
Goodwill	76.6
Acquired intangible assets	35.4
Other long-term assets	3.5
Current liabilities	(29.9)
Long-term liabilities	(92.5)

Net assets acquired	$64.2

Note 3. Derivative Instruments

Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. In addition, from time to time, the Company may utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables and as of July 1, 2012, Teledyne had foreign currency contracts of this type to buy Canadian dollars and to sell U.S. dollars totaling $13.7 million, to buy British pounds and sell U.S. dollars totaling $11.5 million and to buy British pounds and to sell Canadian dollars totaling CAD $19.4 million. The gains and losses on these derivatives which are not designated as hedges, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.

Cash Flow Hedging Activities

In February 2011, Teledyne began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and are highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $2.1 million over the next 12 months based on the quarter end exchange rate.

In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of July 1, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $75.7 million. These foreign currency forward contracts have maturities ranging from September 2012 to February 2014.

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements for the second quarter and six months ended July 1, 2012 and July 3, 2011 was as follows (in millions):

	Second Quarter		Six Months
	2012	2011	2012	2011
Net gain (loss) recognized in AOCI (a)	$(2.4)	$0.3	$(0.6)	$0.1
Net gain (loss) reclassified from AOCI into cost of sales (a)	$(0.3)	0.1	$(0.5)	$0.4
Net foreign exchange gain (loss) recognized in other income and expense (b)	$(0.2)	0.1	$0.3	$0.1

(a)	Effective portion
(b)	Amount excluded from effectiveness testing

The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended July 1, 2012 was $0.6 million and $0.2 million of expense, respectively. The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended July 3, 2011 was $0.2 million and $0.2 million of expense, respectively.

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Liability derivatives	Balance sheet location	July 1, 2012	January 1, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets (liabilities)	$(2.1)	$2.0

Total derivatives designated as hedging instruments		(2.1)	2.0
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets (liabilities)	(0.4)	0.5

Total derivatives not designated as hedging instruments		(0.4)	0.5

Total liability derivatives		$(2.5)	$2.5

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

For second quarter and first six months of 2012, 526,506 and 263,253 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods. For second quarter and first six months of 2011, 395,847 and 402,020 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2012	2011	2012	2011
Net income from continuing operations	$39.5	$38.7	$75.2	$71.2
Gain from discontinued operations, net of income taxes	—	113.6	—	113.1

Net income attributable to Teledyne	$39.5	$152.3	$75.2	$184.3

Basic earnings per common share:
Weighted average common shares outstanding	36.6	36.6	36.6	36.6

Basic earnings per common share
— Continuing operations	$1.08	$1.06	$2.06	$1.95
— Discontinued operations	—	3.10	—	3.09

Basic earnings per common share	$1.08	$4.16	$2.06	$5.04

Diluted earnings per share:
Weighted average common shares outstanding	36.6	36.6	36.6	36.6
Dilutive effect of exercise of options outstanding	0.7	0.7	0.7	0.7

Weighted average diluted common shares outstanding	37.3	37.3	37.3	37.3

Diluted earnings per common share
— Continuing operations	$1.06	$1.04	$2.02	$1.91
— Discontinued operations	—	3.04	—	3.03

Diluted earnings per common share	$1.06	$4.08	$2.02	$4.94

Note 5. Stock-Based Compensation Plans

Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.

Stock Incentive Plan

The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $2.0 million and $3.6 million in stock option compensation expense for the second quarter and first six months of 2012, respectively. For the second quarter and first six months of 2011, the company recorded a total of $1.4 million and $2.8 million, respectively in stock option expense. The lower amount in 2011 primarily reflected the absence of employee stock option grants in 2009. Employee stock option grants are expensed evenly over the three year vesting period. In 2012, the Company currently expects approximately $8.7 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.

The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was six years. The period used for the exchange traded options, if any, included the longest- dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of employee stock options granted in 2012 and 2011:

	2012	2011
Expected dividend yield	—	—
Expected volatility	34.1%	36.8%
Risk-free interest rate	1.1%	2.1%
Expected life in years	6.7	6.0

Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2012 and 2011 was $23.90 and $18.81, respectively.

Stock option transactions for Teledyne’s employee stock option plans for the second quarter and six months ended July 1, 2012 are summarized as follows:

	2012
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,067,693	$39.00	2,322,845	$38.19
Granted	495,006	$64.73	495,006	$64.73
Exercised	(45,205)	$36.49	(278,305)	$32.03
Cancelled or expired	(3,399)	$47.77	(25,451)	$38.32

Ending balance	2,514,095	$44.10	2,514,095	$44.10

Options exercisable at end of period	1,587,365	$37.19	1,587,365	$37.19

Stock option transactions for Teledyne’s non-employee director stock option plan for the second quarter and six months ended July 1, 2012 are summarized as follows:

	2012
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	379,974	$34.27	404,692	$32.85
Granted	33,054	$63.98	37,291	$60.98
Exercised	(2,524)	$12.20	(31,479)	$14.69

Ending balance	410,504	$36.80	410,504	$36.80

Options exercisable at end of period	371,964	$34.37	371,964	$34.37

Performance Share Plan and Restricted Stock Award Program

The first of three annual installments of the 2009 to 2011 Performance Share Plan was paid entirely in cash in the first quarter of 2012. Also in the first quarter of 2012, the restriction was removed for 32,599 shares of Teledyne common stock and 6,605 shares were forfeited related to the 2009 to 2011 Restricted Stock Award Program.

Note 6. Cash Equivalents

Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.2 million at July 1, 2012 and $0.3 million at January 1, 2012.

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

Balance at	July 1, 2012	January 1, 2012
Raw materials and supplies	$106.7	$107.3
Work in process	136.8	104.9
Finished goods	28.5	28.0

	272.0	240.2
Progress payments	(4.9)	(3.4)
LIFO reserve	(17.7)	(17.4)

Total inventories, net	$249.4	$219.4

Inventories at cost determined on the LIFO method were $104.8 million at July 1, 2012 and $96.0 million at January 1, 2012. The remainder of the inventories using average cost or the FIFO methods, were $167.2 million at July 1, 2012 and $144.2 million at January 1, 2012.

Note 8. Supplemental Balance Sheet Information

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	July 1, 2012	January 1, 2012
Deferred compensation assets	Other assets	$36.2	$32.9
Salaries and wages	Accrued liabilities	$83.4	$93.5
Customer deposits and credits	Accrued liabilities	$42.8	$55.9
Deferred compensation liabilities	Other long-term liabilities	$34.4	$31.7

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first six months of 2012 and 2011 are as follows (in millions):

	Six Months
	2012	2011
Balance at beginning of year	$13.3	$13.0
Accruals for product warranties charged to expense	5.0	2.9
Cost of product warranty claims	(2.6)	(2.9)
Acquisitions	0.7	1.1

Balance at end of period	$16.4	$14.1

Note 9. Income Taxes

The Company’s effective income tax rate for the second quarter and first six months of 2012 was 30.5% and 30.4%, respectively. The Company’s effective income tax rate for the second quarter and first six months of 2011 was 34.4% and 34.7%, respectively. The decrease primarily reflected a change in the proportion of domestic and international income, as well as a refinement of uncertain tax positions within the quarter and first six months of 2012. Excluding any tax credits and other adjustments, the tax rate was 30.7% for the second quarter of 2012 and 31.6% for the first six months of 2012.

The Company has substantially concluded on all U.S. federal income tax matters for all years through 2007, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2003. The Company is currently under audit in Canada for tax periods after 2006 and in California for tax years 2009, 2008 and 2007. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. Substantially all other material state and local and foreign income tax matters have been concluded for years through 2006.

The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $9.3 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.

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

Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $469.4 million at July 1, 2012. The credit agreement requires the Company to comply with various financial and operating covenants and at July 1, 2012, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. No amounts were outstanding under this credit line at July 1, 2012 or January 1, 2012. This credit line is utilized, as needed, for periodic cash needs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at July 1, 2012 and January 1, 2012, approximated the carrying value.

Long-term debt consisted of the following (in millions):

Balance at	July 1, 2012	January 1, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
Other debt at various rates due through 2018	14.7	—
$550.0 million revolving credit facility, weighted average rate of 2.53% at July 1, 2012 and 2.48% at January 1, 2012	52.6	48.0

Total long-term debt	$317.3	$298.0

The Company also has $14.4 million in capital leases, of which $1.3 million is current. At July 1, 2012, Teledyne had $14.5 million in outstanding letters of credit.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters

For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company financial statements as of and for the fiscal year ended January 1, 2012, included in our 2011 Form 10-K.

At July 1, 2012, the Company’s reserves for environmental remediation obligations totaled $3.4 million, of which $0.4 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, acquisitions, patent infringement, commercial contracts, employment and employee benefits. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial condition. The resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

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

Note 12. Pension Plans and Postretirement Benefits

Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004 or approximately 27% of Teledyne’s employees. The Company’s assumed discount rate on plan liabilities is 5.5% for 2012. In 2011, the assumed discount rate on plan liabilities was 5.90% until the April 19, 2011 sale date of the piston engine businesses. For the remainder of 2011 the plan liabilities were measured using a discount rate of 6.15%. The Company’s assumed long-term rate of return on plan assets is 8.25% for both 2012 and 2011.

Teledyne’s net periodic pension expense was $1.6 million and $3.3 million for the second quarter and first six months of 2012, respectively, compared with net periodic pension expense of $0.9 million and $3.7 million for the second quarter and first six months of 2011, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.7 million and $5.9 million for the second quarter and first six months of 2012, respectively, compared with $3.0 million and $6.0 million for the second quarter and first six months of 2011, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne made a voluntary cash pension contribution totaling $50.0 million to its qualified pension plan in the first six months of 2012, compared with voluntary cash pension contributions of $69.0 million to its qualified pension plan in the first six months of 2011. Teledyne expects to make an additional $42.8 million voluntary cash pension contribution in the third quarter of 2012.

The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

The following tables set forth the components of net periodic pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for the second quarter and first six months of 2012 and 2011 (in millions):

	Second Quarter		Six Months
Pension Benefits - U.S. Plans	2012	2011	2012	2011
Service cost — benefits earned during the period	$3.1	$2.1	$6.3	$5.7
Interest cost on benefit obligation	9.9	7.1	19.8	17.5
Expected return on plan assets	(16.4)	(10.5)	(32.7)	(25.6)
Amortization of prior service cost	(1.1)	—	(2.3)	0.1
Recognized actuarial loss	6.1	2.2	12.2	6.0

Net periodic benefit expense	$1.6	$0.9	$3.3	$3.7

	Second Quarter		Six Months
Pension Benefits - Non U.S. Plans	2012	2011	2012	2011
Interest cost on benefit obligation	$0.4	$0.4	$0.8	$0.8
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)

Net periodic benefit expense	$—	$—	$—	$—

	Second Quarter		Six Months
Postretirement Benefits	2012	2011	2012	2011
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.2	0.3	0.4	0.5
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Recognized actuarial gain	(0.1)	(0.3)	(0.2)	(0.5)

Net periodic benefit expense	—	(0.1)	—	(0.2)
Less: amounts attributable to discontinued operations included above	—	0.1	—	0.2

Net periodic benefit (income) expense	$—	$—	$—	$—

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

Segment operating profit includes other income and expense directly related to the segment, but excludes noncontrolling interest, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	Second Quarter 2012	Second Quarter 2011	% Change	Six Months 2012	Six Months 2011	% Change
Net sales:
Instrumentation	$162.4	$152.7	6.4%	$323.0	$310.6	4.0%
Digital Imaging	110.9	96.2	15.3%	205.1	162.4	26.3%
Aerospace and Defense Electronics	168.8	169.6	(0.5)%	333.6	336.5	(0.9)%
Engineered Systems	76.4	84.4	(9.5)%	150.8	161.5	(6.6)%

Total net sales	$518.5	$502.9	3.1%	$1,012.5	$971.0	4.3%

Segment operating profit:
Instrumentation	$28.0	$30.4	(7.9)%	$59.6	$62.4	(4.5)%
Digital Imaging	7.5	7.6	(1.3)%	11.8	11.5	2.6%
Aerospace and Defense Electronics	24.5	24.4	0.4%	47.4	46.0	3.0%
Engineered Systems	7.4	8.6	(14.0)%	13.6	15.2	(10.5)%

Total segment operating profit	67.4	71.0	(5.1)%	132.4	135.1	(2.0)%
Corporate expense	(7.7)	(9.1)	(15.4)%	(17.2)	(18.5)	(7.0)%
Other income, net	1.4	1.6	(12.5)%	1.0	1.3	(23.1)%
Interest expense, net	(4.1)	(4.3)	(4.7)%	(8.1)	(8.7)	(6.9)%

Income from continuing operations before income taxes	57.0	59.2	(3.7)%	108.1	109.2	(1.0)%
Provision for income taxes	17.4	20.4	(14.7)%	32.9	37.9	(13.2)%

Net income from continuing operations including noncontrolling interest	39.6	38.8	2.1%	75.2	71.3	5.5%
Loss from discontinued operations	—	(0.2)	*	—	(0.7)	*
Gain on sale of discontinued operations	—	113.8	*	—	113.8	*

Net income	39.6	152.4	(74.0)%	75.2	184.4	(59.2)%
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	*	—	(0.1)	*

Net income attributable to Teledyne	$39.5	$152.3	(74.1)%	$75.2	$184.3	(59.2)%

*	percentage change not meaningful

Product Lines

The Instrumentation segment includes two product lines: Environmental Instrumentation and Marine Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. This Engineered Systems segment includes three product lines: Engineered Products and Services, Turbine Engines and Energy Systems.

The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Second Quarter		Six Months
Instrumentation	2012	2011	2012	2011
Environmental Instrumentation	$65.7	$62.6	$130.3	$121.3
Marine Instrumentation	96.7	90.1	192.7	189.3

Total	$162.4	$152.7	$323.0	$310.6

	Second Quarter		Six Months
Engineered Systems	2012	2011	2012	2011
Engineered Products and Services	$60.7	$66.3	$117.9	$132.0
Turbine Engines	6.0	7.5	12.9	11.9
Energy Systems	9.7	10.6	20.0	17.6

Total	$76.4	$84.4	$150.8	$161.5

Note 14. Discontinued Operations

On April 19, 2011 Teledyne completed the sale of its general aviation piston engine businesses for a gain of $113.8 million. Sales for this discontinued segment were $6.1 million for the second quarter of 2011 and were $39.5 million for fiscal 2011. The operating results were a net loss of $0.2 million in the second quarter of 2011 a net loss of $0.7 million for fiscal 2011.

Note 15. Subsequent Events

On August 3, 2012 Teledyne acquired LeCroy Corporation (“LeCroy”). Teledyne acquired all of the outstanding common shares of LeCroy for $14.30 per share payable in cash. The aggregate value for the transaction is approximately $301 million, taking into account LeCroy’s stock options, stock appreciation rights and net debt as of the acquisition date. Teledyne funded the purchase primarily from borrowings under its credit facility. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011. LeCroy is part of the Instrumentation segment.

On August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec Limited (“PDM Neptec”) for GBP 3.7 million in cash, net of cash acquired. Teledyne funded the purchase from cash on hand. PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment. PDM Neptec had sales of GBP 5.5 million for its fiscal year ended March 31, 2012.

In the third quarter of 2012, on July 2, 2012, a subsidiary of Teledyne acquired BlueView Technologies, Inc. (“BlueView”) for $16.4 million in cash. Teledyne funded the purchase from its credit facility. BlueView, located in Seattle, Washington, is part of the Instrumentation segment. BlueView had sales of $7.1 million for its fiscal year ended December 31, 2011.

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

Consistent with this strategy, we made five acquisitions in 2012. We acquired VariSystems Inc. (“VariSystems”) in the first quarter, a majority interest in the parent company of Optech Incorporated (“Optech”) in the second quarter, and LeCroy Corporation (“LeCroy”), the parent company of PDM Neptec Limited (“PDM Neptec”) and BlueView Technologies, Inc. (“BlueView”) in the third quarter. In the first six months of 2011, we acquired DALSA Corporation (“DALSA”) and a majority interest in Nova Sensors, Inc. and acquired a minority interest investment in Optech. We also continue to evaluate our businesses to ensure that they are aligned with our strategy. On April 19, 2011, we completed the sale of our general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements classify the Aerospace Engines and Components segment as a discontinued operation.

Our Recent Acquisitions

On February 25, 2012, Teledyne acquired VariSystems for $34.9 million, net of $2.1 million in cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011. VariSystems, Inc. now operates under the name Teledyne VariSystems and is part of the Aerospace and Defense Electronics segment.

On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of $4.8 million in cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from the original 19 percent interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. Optech is reported as part of the Digital Imaging segment.

On February 12, 2011, the Company acquired the stock of DALSA for an aggregate purchase price of $339.5 million in cash. DALSA operates within the Digital Imaging segment.

For a further description of the Company’s acquisition and divestiture activity for the year ended January 1, 2012, please refer to Notes 3 and 16 of our 2011 Form 10-K (“2011 Form 10-K”).

On August 3, 2012 Teledyne acquired LeCroy. Teledyne acquired all of the outstanding common shares of LeCroy for $14.30 per share payable in cash. The aggregate value for the transaction is approximately $301 million, taking into account LeCroy’s stock options, stock appreciation rights and net debt as of the acquisition date. Teledyne funded the purchase primarily from borrowings under its credit facility. LeCroy is part of the Instrumentation segment and operates as Teledyne LeCroy Inc.

On August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec Limited for GBP 3.7 million in cash, net of cash acquired. Teledyne funded the purchase from cash on hand. PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment and operates as Teledyne Impulse-PDM Ltd. PDM Neptec had sales of GBP 5.5 million for its fiscal year ended March 31, 2012.

In the third quarter of 2012, on July 2, 2012, a subsidiary of Teledyne acquired BlueView for $16.4 million in cash. BlueView, located in Seattle, Washington, is part of the Instrumentation segment and operates as Teledyne Blue View, Inc.

Results of Operations

	(in millions)
	Second Quarter		Six Months
	2012	2011	2012	2011
Net Sales	$518.5	$502.9	$1,012.5	$971.0
Costs and expenses
Cost of sales	343.0	330.6	671.1	643.7
Selling, general and administrative expenses	115.8	110.4	226.2	210.7

Total costs and expenses	458.8	441.0	897.3	854.4

Income before other income and expense and income taxes	59.7	61.9	115.2	116.6
Other income/(expense), net	1.4	1.6	1.0	1.3
Interest and debt expense, net	(4.1)	(4.3)	(8.1)	(8.7)

Income from continuing operations before income taxes	57.0	59.2	108.1	109.2
Provision for income taxes	17.4	20.4	32.9	37.9

Net income from continuing operations including noncontrolling interest	39.6	38.8	75.2	71.3
Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	113.8	—	113.8

Net income	39.6	152.4	75.2	184.4
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)

Net income attributable to Teledyne	$39.5	$152.3	$75.2	$184.3

Net income from continuing operations including noncontrolling interest	$39.6	$38.8	$75.2	$71.3
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	—	(0.1)

Net income from continuing operations	39.5	38.7	75.2	71.2
Loss from discontinued operations, net of income taxes	—	(0.2)	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	113.8	—	113.8

Net income attributable to Teledyne	$39.5	$152.3	$75.2	$184.3

Second quarter of 2012 compared with the second quarter of 2011

Our second quarter 2012 sales were $518.5 million, compared with sales of $502.9 million for the same period of 2011, an increase of 3.1%. Net income from continuing operations was $39.5 million ($1.06 per diluted share) for the second quarter of 2012, compared with $38.7 million ($1.04 per diluted share) for the second quarter of 2011, an increase of 2.1%. Net income including discontinued operations was $39.5 million ($1.06 per diluted share) for the second quarter of 2012, compared with $152.3 million ($4.08 per diluted share) for the second quarter of 2011. The second quarter of 2011 includes income from discontinued operations of $113.6 million.

The second quarter of 2012, compared with the same period in 2011, reflected higher sales in the Instrumentation and Digital Imaging segments, partially offset by lower sales in the Aerospace and Defense Electronics and the Engineered Systems segments. Incremental revenue in the second quarter of 2012 from recent acquisitions was $23.8 million.

Segment earnings decreased to $67.4 million for the second quarter of 2012, from $71.0 million for the same period of 2011, and reflected lower results in each business segment except the Aerospace and Defense Electronics segment. Segment earnings reflected expenses related to new product development and acquisition related expenses. The incremental operating profit included in the results for the second quarter of 2012 from recent acquisitions was $0.9 million and included $1.3 million in acquisition related transaction costs.

The second quarter of 2012 included pension expense of $1.6 million, compared with pension expense of $0.9 million in the second quarter of 2011. The increase in 2012 pension expense is primarily due to a change in the discount rate used to measure the benefit obligation. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $2.7 million in the second quarter of 2012, compared with $3.0 million in the second quarter of 2011.

In the second quarter of 2012 and 2011, we recorded a total of $2.0 million and $1.4 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	Second Quarter 2012	Second Quarter 2011
Instrumentation
Sales	$162.4	$152.7
Cost of sales	$97.6	$86.9
Cost of sales % of sales	60.1%	56.9%

Digital Imaging
Sales	$110.9	$96.2
Cost of sales	$71.6	$60.8
Cost of sales % of sales	64.6%	63.2%

Aerospace and Defense Electronics
Sales	$168.8	$169.6
Cost of Sales	$111.7	$114.7
Cost of sales % of sales	66.2%	67.6%

Engineered Systems
Sales	$76.4	$84.4
Costs of sales	$62.1	$68.2
Cost of sales % of sales	81.3%	80.8%

Total Company
Sales	$518.5	$502.9
Costs of sales	$343.0	$330.6
Cost of sales % of sales	66.2%	65.7%

Cost of sales increased by $12.4 million in the second quarter of 2012, compared with the second quarter of 2011, which primarily reflected the impact of higher sales and higher pension expense. Cost of sales as a percentage of sales for the second quarter of 2012 increased slightly to 66.2% from 65.7% in the second quarter of 2011 and reflected higher pension expense, product mix differences and lower margins for environmental instruments as well as expenses related to new product development in marine instrumentation.

Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the second quarters of 2012 and 2011 were $5.9 million and $1.4 million of favorable operating income and $6.8 million and $1.6 million of unfavorable operating income, respectively.

Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $5.4 million in the second quarter of 2012, compared with the second quarter of 2011, and primarily reflected the impact of higher sales, $1.3 million in acquisition related expenses and $0.6 million in higher stock option compensation expense. Selling, general and administrative expenses for the second quarter of 2012, as a percentage of sales, increased to 22.3%, compared with 22.0% in the second quarter of 2011 and reflected the impact of acquisition related expenses and higher stock option compensation expense. Corporate expense was $7.7 million for the second quarter of 2012, compared with $9.1 million for the second quarter of 2011, and reflected lower professional fees and compensation expense.

Interest expense, net of interest income, was $4.1 million in the second quarter of 2012, compared with $4.3 million for the second quarter of 2011. The decrease in interest expense primarily reflected the impact of lower outstanding debt levels. Other income and expense in the second quarter of 2012 included foreign currency translation gains of $0.1 million compared with $1.1 million for the second quarter of 2011. Other income and expense in the second quarter of 2012 also included a $0.6 million gain on the purchase of the majority interest in Optech.

The Company’s effective income tax rate for the second quarter of 2012 was 30.5% compared with 34.5% for the second quarter of 2011. The decrease primarily reflected a change in the proportion of domestic and international income, as well as a refinement of uncertain tax positions within the quarter. Excluding any tax credits and other adjustments, the tax rate was 30.7% for the second quarter of 2012.

First six months of 2012 compared with the first six months of 2011

Teledyne’s first six months 2012 sales were $1,012.5 million, compared with sales of $971.0 million for the same period of 2011, an increase of 4.3%. Net income from continuing operations was $75.2 million ($2.02 per diluted share) for the first six months of 2012, compared with $71.2 million ($1.91 per diluted share) for the first six months of 2011, an increase of 5.6%. Net income including discontinued operations, was $75.2 million ($2.02 per diluted share) for the first six months of 2012, compared with $184.3 million ($4.94 per diluted share) for the first six months of 2011. The first six months of 2011 includes income from discontinued operations of $113.1 million, which includes a gain on the sale of discontinued operations of $113.8 million.

The first six months of 2012, compared with the same period in 2011, reflected higher sales in the Instrumentation and Digital Imaging segments and lower sales in the Aerospace and Defense Electronics and Engineered Systems segments. Incremental revenue in the first six months of 2012 from recent acquisitions was $56.7 million.

Segment earnings decreased to $132.4 million for the first six months of 2012, from $135.1 million for the same period of 2011, and reflected lower results in the Instrumentation and Engineered Systems segments, partially offset by higher earnings in the Digital Imaging and Aerospace and Defense Electronics segments. Segment earnings reflected expenses related to new product development and acquisition related expenses. The incremental operating profit included in the results for the first six months of 2012 from recent acquisitions was $3.4 million and included $1.5 million in acquisition related transaction costs.

The first six months of 2012 included pension expense of $3.3 million, compared with $3.7 million in the first six months of 2011. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $5.9 million in the first six months of 2012, compared with $6.0 million in the first six months of 2011. The decrease in 2012 pension expense was primarily due to the impact of voluntary cash contributions to the domestic pension plan and prior year earnings on plan assets.

In the first six months of 2012 and 2011, we recorded a total of $3.6 million and $2.8 million, respectively, in stock option compensation expense.

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	Six Months 2012	Six Months 2011
Instrumentation
Sales	$323.0	$310.6
Cost of sales	$192.2	$177.9
Cost of sales % of sales	59.5%	57.3%
Digital Imaging
Sales	$205.1	$162.4
Cost of sales	$134.2	$104.4
Cost of sales % of sales	65.4%	64.3%
Aerospace and Defense Electronics
Sales	$333.6	$336.5
Cost of Sales	$221.5	$230.5
Cost of sales % of sales	66.4%	68.5%
Engineered Systems
Sales	$150.8	$161.5
Costs of sales	$123.2	$130.9
Cost of sales % of sales	81.7%	81.1%
Total Company
Sales	$1,012.5	$971.0
Costs of sales	$671.1	$643.7
Cost of sales % of sales	66.3%	66.3%

Cost of sales increased by $27.4 million in the first six months of 2012, compared with the first six months of 2011, which primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2012, remained at 66.3%, compared with the first six months of 2011 and reflected lower pension expense offset by product mix differences.

Certain contracts are accounted for under the POC method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of changes in estimates on contracts accounted for under the percentage-of-completion accounting method, in the first six months of 2012 and 2011 were $6.6 million and $2.2 million of favorable operating income and $8.1 million and $1.9 million of unfavorable operating income, respectively.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher by $15.5 million in the first six months of 2012, compared with the first six months of 2011, and reflected the impact of higher sales, higher acquired intangible asset amortization and acquisition related expenses. Selling, general and administrative expenses for the first six months of 2012, as a percentage of sales, increased to 22.3%, compared with 21.7% in the first six months of 2011 and reflected higher acquired intangible asset amortization and $1.5 million in acquisition related expenses. Corporate expense was $17.2 million for the first six months of 2012, compared with $18.5 million for the first six months of 2011, and reflected lower professional fees and compensation expense.

Interest expense, net of interest income, was $8.1 million in the first six months of 2012, compared with $8.7 million for the first six months of 2011. The decrease in interest expense primarily reflected the impact of lower outstanding debt levels. Other income and expense in the first six months of 2012 included foreign currency translation gains of $0.1 million, compared with $1.1 million for the first six months of 2011. Other income and expense in the first six months of 2012 also included a $0.6 million gain on the purchase of the majority interest in Optech.

The Company’s effective income tax rate for the first six months of 2012 was 30.4% compared with 34.7% for the first six months of 2011 The decrease primarily reflected a change in the proportion of domestic and international income, as well as a refinement of uncertain tax positions within the first six months. Excluding any tax credits and other adjustments, the tax rate was 31.6% for the first six months of 2012.

Segment Results:

The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Second Quarter 2012	Second Quarter 2011	% Change	Six Months 2012	Six Months 2011	% Change
Net sales:
Instrumentation	$162.4	$152.7	6.4%	$323.0	$310.6	4.0%
Digital Imaging	110.9	96.2	15.3%	205.1	162.4	26.3%
Aerospace and Defense Electronics	168.8	169.6	(0.5)%	333.6	336.5	(0.9)%
Engineered Systems	76.4	84.4	(9.5)%	150.8	161.5	(6.6)%

Total net sales	$518.5	$502.9	3.1%	$1,012.5	$971.0	4.3%

Segment operating profit:
Instrumentation	$28.0	$30.4	(7.9)%	$59.6	$62.4	(4.5)%
Digital Imaging	7.5	7.6	(1.3)%	11.8	11.5	2.6%
Aerospace and Defense Electronics	24.5	24.4	0.4%	47.4	46.0	3.0%
Engineered Systems	7.4	8.6	(14.0)%	13.6	15.2	(10.5)%

Total segment operating profit	67.4	71.0	(5.1)%	132.4	135.1	(2.0)%
Corporate expense	(7.7)	(9.1)	(15.4)%	(17.2)	(18.5)	(7.0)%
Other income, net	1.4	1.6	(12.5)%	1.0	1.3	(23.1)%
Interest expense, net	(4.1)	(4.3)	(4.7)%	(8.1)	(8.7)	(6.9)%

Income from continuing operations before income taxes	57.0	59.2	(3.7)%	108.1	109.2	(1.0)%
Provision for income taxes	17.4	20.4	(14.7)%	32.9	37.9	(13.2)%

Net income from continuing operations including noncontrolling interest	39.6	38.8	2.1%	75.2	71.3	5.5%
Loss from discontinued operations	—	(0.2)	*	—	(0.7)	*
Gain on sale of discontinued operations	—	113.8	*	—	113.8	*

Net income	39.6	152.4	(74.0)%	75.2	184.4	(59.2)%
Less: Net income attributable to noncontrolling interest	(0.1)	(0.1)	*	—	(0.1)	*

Net income attributable to Teledyne	$39.5	$152.3	(74.1)%	$75.2	$184.3	(59.2)%

*	percentage change not meaningful

Instrumentation

(Dollars in millions)	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
Sales	$162.4	$152.7	$323.0	$310.6
Cost of sales	$97.6	$86.9	$192.2	$177.9
Selling, general and administrative expenses	$36.8	$35.4	$71.2	$70.3
Operating profit	$28.0	$30.4	$59.6	$62.4
Cost of sales % of sales	60.1%	56.9%	59.5%	57.3%
Selling, general and administrative expenses % of sales	22.7%	23.2%	22.0%	22.6%
Operating profit % of sales	17.2%	19.9%	18.5%	20.1%

Second quarter of 2012 compared with the second quarter of 2011

The Instrumentation segment’s second quarter 2012 sales were $162.4 million, compared with $152.7 million in the second quarter of 2011, an increase of 6.4%. Second quarter 2012 operating profit was $28.0 million, compared with operating profit of $30.4 million in the second quarter of 2011, a decrease of 7.9%.

The second quarter 2012 sales increased $9.7 million, which resulted from higher sales of both marine and environmental instrumentation products. The higher sales of $6.6 million for marine instrumentation products primarily reflected improved sales of marine acoustic survey systems. The higher sales of $3.1 million for environmental instrumentation products primarily reflected improved sales for gas analyzers. The decrease in operating profit reflected the expenses related to new product development, lower margins for environmental instrumentation and $0.8 million in acquisition expenses related to the LeCroy and BlueView transactions, partially offset by the impact of higher sales. Second quarter cost of sales in total dollars increased by $10.7 million, compared with the second quarter of 2011, and reflected the impact of higher sales, product mix differences and expenses related to new product development. The increase in the cost of sales percentage reflected the impact of expenses related to new product development, lower margins in environmental instrumentation and product mix differences.

First six months of 2012 compared with the first six months of 2011

The Instrumentation segment’s first six months 2012 sales were $323.0 million, compared with $310.6 million, an increase of 4.0%. First six months 2012 operating profit was $59.6 million, compared with operating profit of $62.4 million for the first six months of 2011, a decrease of 4.5%.

The first six months 2012 sales increased $12.4 million, which resulted from $9.0 million in higher sales of environmental instrumentation products and $3.4 million of marine instrumentation products. The higher sales for environmental instrumentation primarily reflected improved sales for gas analyzers. The higher sales for marine instrumentation primarily reflected improved sales of marine acoustic survey systems. The decrease in operating profit reflected the expenses related to new product development, lower margins for environmental instrumentation and $0.8 million in acquisition expenses related to the LeCroy and BlueView transactions, partially offset by the impact of higher sales. The first six months of 2012 cost of sales in total dollars increased by $14.3 million, compared with the first six months of 2011, and reflected the impact of higher sales, product mix differences and expenses related to new product development. The increase in the cost of sales percentage reflected the impact of expenses related to new product development, lower margins in environmental instrumentation and product mix differences.

Digital Imaging

(Dollars in millions)	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
Sales	$110.9	$96.2	$205.1	$162.4
Cost of sales	$71.6	$60.8	$134.2	$104.4
Selling, general and administrative expenses	$31.8	$27.8	$59.1	$46.5
Operating profit	$7.5	$7.6	$11.8	$11.5
Cost of sales % of sales	64.5%	63.2%	65.4%	64.3%
Selling, general and administrative expenses % of sales	28.7%	28.9%	28.8%	28.6%
Operating profit % of sales	6.8%	7.9%	5.8%	7.1%

Second quarter of 2012 compared with the second quarter of 2011

The Digital Imaging segment’s second quarter 2012 sales were $110.9 million, compared with $96.2 million in the second quarter of 2011, an increase of 15.3%. Operating profit was $7.5 million for the second quarter of 2012, compared with operating profit of $7.6 million in the second quarter of 2011, a decrease of 1.3%.

The second quarter 2012 sales increased $14.7 million, which included $14.4 million in revenue from the April 2, 2012, acquisition of a majority interest in Optech. Operating profit from the Optech acquisition was breakeven and reflected $0.4 million in amortization of acquisition related intangible assets and $0.3 million in other acquisition related expenses. The incremental operating profit included in the results for the second quarter of 2012 from recent acquisitions was $0.2 million. Cost of sales in total dollars increased by $10.8 million, compared with the second quarter of 2011, and primarily reflected the impact of higher sales and product mix differences. The increase in the cost of sales percentage reflected the breakeven contribution from Optech partially offset by product mix differences.

First six months of 2012 compared with the first six months of 2011

The Digital Imaging segment’s first six months 2012 sales were $205.1 million, compared with $162.4 million for the first six months of 2011, an increase of 26.3%. Operating profit increased by 2.6% to $11.8 million for the first six months of 2012, compared with operating profit of $11.5 million for the first six months of 2011.

The first six months 2012 sales increased $42.7 million, which included $42.3 million in revenue from the February 2011 acquisition of DALSA and the acquisition of Optech. Operating profit from the Optech acquisition was breakeven and reflected $0.4 million in amortization of acquisition related intangible assets and $0.3 million in other acquisition related expenses. The incremental operating profit for the first six months of 2012 from recent acquisitions was $1.5 million. Cost of sales in total dollars increased by $29.8 million, compared with the first six months of 2011, and primarily reflected the impact of higher sales and product mix differences. The increase in the cost of sales percentage reflected the breakeven contribution from Optech partially offset by product mix differences.

Aerospace and Defense Electronics

(Dollars in millions)	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
Sales	$168.8	$169.6	$333.6	$336.5
Cost of sales	$111.7	$114.7	$221.5	$230.5
Selling, general and administrative expenses	$32.6	$30.5	$64.7	$60.0
Operating profit	$24.5	$24.4	$47.4	$46.0
Cost of sales % of sales	66.2%	67.6%	66.4%	68.5%
Selling, general and administrative expenses % of sales	19.3%	18.0%	19.4%	17.8%
Operating profit % of sales	14.5%	14.4%	14.2%	13.7%

Second quarter of 2012 compared with the second quarter of 2011

The Aerospace and Defense Electronics segment’s second quarter 2012 sales were $168.8 million, compared with $169.6 million in the second quarter of 2011, a decrease of 0.5%. Operating profit was $24.5 million for the second quarter of 2012, compared with operating profit of $24.4 million in the second quarter of 2011, an increase of 0.4%.

The second quarter 2012 sales decreased $0.8 million, which resulted from lower sales of $10.8 million for electronic manufacturing service products, partially offset by $3.8 million of higher sales from avionics products and electronic relays and $6.2 million from microwave devices and interconnects, which included $9.3 million from VariSystems which was acquired in February 2012. Operating profit in 2012 increased slightly despite a small decrease in sales, a $0.6 million in increased amortization of acquisition related intangible assets and $0.2 million in other acquisition expenses related to the VariSystems acquisition. The incremental operating profit included in the results for the second quarter of 2012 from recent acquisitions was $0.7 million. Second quarter cost of sales in total dollars decreased by $3.0 million, compared with the second quarter of 2011, and reflected the impact of slightly lower sales and product mix differences. Cost of sales as a percentage of sales for the second quarter of 2012 decreased to 66.2% from 67.6% in the second quarter of 2011 and reflected product mix differences and the impact of the higher margin VariSystems products.

First six months of 2012 compared with the first six months of 2011

The Aerospace and Defense Electronics segment’s first six months 2012 sales were $333.6 million, compared with $336.5 million for the first six months of 2011, a decrease of 0.9%. Operating profit increased to $47.4 million for the first six months of 2012, compared with operating profit of $46.0 million for the first six months of 2011, an increase of 3.0%.

The first six months 2012 sales decreased $2.9 million, which resulted from lower sales of $22.1 million for electronic manufacturing service products, partially offset by $9.7 million of higher sales from avionics products and electronic relays and $9.5 million from microwave devices and interconnects, which included $14.4 million from the 2012 acquisition of VariSystems. Operating profit in 2012 increased despite a small decrease in sales and $0.8 million in amortization of acquisition related intangible assets and $0.4 million in other acquisition expenses related to the VariSystems acquisition. The incremental operating profit for the first six months of 2012 from recent acquisitions was $1.9 million. The increase in operating profit also reflected product mix differences. The first six months of 2012 cost of sales in total dollars decreased by $9.0 million, compared with the first six months of 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for the first six months of 2012 decreased to 66.4% from 68.5% in the first six months of 2011 and reflected product mix differences and the impact of the higher margin VariSystems products.

Engineered Systems

	Second Quarter 2012	Second Quarter 2011	Six Months 2012	Six Months 2011
(Dollars in millions)
Sales	$76.4	$84.4	$150.8	$161.5
Cost of sales	$62.1	$68.2	$123.2	$130.9
Selling, general and administrative expenses	$6.9	$7.6	$14.0	$15.4
Operating profit	$7.4	$8.6	$13.6	$15.2
Cost of sales % of sales	81.3%	80.8%	81.7%	81.1%
Selling, general and administrative expenses % of sales	9.1%	9.0%	9.3%	9.5%
Operating profit % of sales	9.7%	10.2%	9.0%	9.4%

Second quarter of 2012 compared with the second quarter of 2011

The Engineered Systems segment’s second quarter 2012 sales were $76.4 million, compared with $84.4 million in the second quarter of 2011, a decrease of 9.5%. Operating profit was $7.4 million for the second quarter 2012, compared with operating profit of $8.6 million in the second quarter of 2011, a decrease of 14.0%.

The second quarter 2012 sales decreased $8.0 million, which reflected lower sales of $5.6 million from engineered products and services, $0.9 million from energy systems and $1.5 million from turbine engines. The lower sales for engineered products and services primarily reflected lower sales for nuclear programs. The lower sales of turbine engines were primarily due to lower sales of cruise missile engines. Operating profit in the second quarter of 2012 reflected the impact of lower sales as well as lower margins in energy systems and turbine engines. Second quarter cost of sales in total dollars decreased by $6.1 million, compared with the second quarter of 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for the second quarter of 2012 increased slightly to 81.3%, compared with 80.8% in the second quarter of 2011 and reflected product mix differences.

First six months of 2012 compared with the first six months of 2011

The Engineered Systems segment’s first six months 2012 sales were $150.8 million, compared with $161.5 million for the first six months of 2011, a decrease of 6.6%. Operating profit was $13.6 million for the first six months 2012, compared with operating profit of $15.2 million for the first six months of 2011, a decrease of 10.5%.

The first six months 2012 sales decreased $10.7 million, which reflected lower sales of $14.1 million from engineered products and services, partially offset by higher energy systems sales of $2.4 million and higher turbine engine sales of $1.0 million. The sales decrease from engineered products and services, primarily reflected lower sales of space and defense programs as well as nuclear programs. Operating profit in the second quarter of 2012 reflected the impact of lower sales as well as lower margins in energy systems and turbine engines The first six months of 2012 cost of sales in total dollars decreased by $7.7 million, compared with the first six months of 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for the first six months of 2012 increased slightly to 81.7%, compared with 81.1% in the first six months of 2011 and reflected product mix differences.

Financial Condition, Liquidity and Capital Resources

Our net cash provided by operating activities from continuing operations was $49.3 million for the first six months of 2012, compared with net cash provided by operating activities from continuing operations of $86.8 million for the same period of 2011. The lower cash provided by operating activities from continuing operations in the first six months of 2012 reflected the impact of the timing of accounts receivable collections and higher income tax payments, partially offset by lower cash contributions to the domestic pension plan. The 2012 net cash provided by operating activities from continuing operations amount includes the impact of a voluntary $50.0 million cash contribution to the domestic pension plan, compared with $69.0 million in voluntary cash contributions to the domestic pension plan for the first six months of 2011. We expect to make an additional cash contribution of $42.8 million in the third quarter of 2012.

Our net cash used in investing activities from continuing operations was $90.8 million for the first six months of 2012, compared with net cash used by investing activities from continuing operations of $193.5 million for the first six months of 2011. The 2012 amount includes the acquisitions of VariSystems and Optech. The 2011 amount included the acquisitions of DALSA and Nova as well as the 19% investment in the parent company of Optech. We funded the purchases primarily from borrowings under our credit facility and cash on hand.

On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, which is net of $4.8 million in cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from 19 percent. We funded the purchase from cash on hand which reflected cash drawn from our credit facility prior to the end of the first quarter.

On February 25, 2012, Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of $2.1 million in cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems Inc., headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011. VariSystems, Inc. now operates under the name Teledyne VariSystems and is part of the Aerospace and Defense Electronics segment.

Capital expenditures for the first six months of 2012 and 2011 were $27.7 million and $17.9 million, respectively.

Our goodwill was $793.8 million at July 1, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 primarily resulted from the acquisitions of VariSystems and Optech and exchange rate changes. Teledyne’s net acquired intangible assets were $203.5 million at July 1, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 primarily resulted from the acquisitions of VariSystems and Optech and exchange rate changes, partially offset by amortization. The Company’s cost to acquire VariSystems and Optech has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to the assets and liabilities and acquired intangible assets and the related impact on goodwill for the VariSystems acquisition. The Company is in the process of specifically identifying the amounts assigned to certain assets and acquired intangible assets and the related impact on goodwill for the Optech acquisition.

Financing activities provided cash of $18.2 million for the first six months of 2012, compared with cash provided by financing activities of $68.2 million for the first six months of 2011. Cash provided by financing activities for the first six months of 2012 and 2011, included net borrowings of $4.9 million and $59.7 million, respectively. Proceeds from the exercise of stock options were $9.4 million and $7.6 million for the first six months of 2012 and 2011, respectively. The first six months of 2012 and 2011, included $3.4 million and $3.2 million, respectively, in excess tax benefits related to stock option exercises.

Working capital was $283.0 million at July 1, 2012, compared with $268.5 million at January 1, 2012.

Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions, including the LeCroy, PDM Neptec and BlueView acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect capital expenditures to be approximately $70.0 million in 2012, of which $27.7 million has been spent in the first six months of 2012.

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

Total debt at July 1, 2012, includes $52.6 million outstanding under the $550.0 million credit facility and $250.0 million in senior notes and $15.2 million in other debt. The Company also has $14.4 million in capital leases, of which $1.3 million is current. At July 1, 2012, Teledyne had $14.5 million in outstanding letters of credit. Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $469.4 million at July 1, 2012. The credit agreement requires the Company to comply with various financial and operating covenants and at July 1, 2012 the Company was in compliance with these covenants. As of July 1, 2012 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At July 1, 2012 the required financial ratios and the actual ratios were as follows:

$550.0 million Credit Facility expires February 2016
Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	1.2 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	18.1 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020
Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	1.2 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	18.1 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement.
2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.

Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were no amounts outstanding under this credit line at July 1, 2012. This credit line is utilized, as needed, for periodic cash needs.

Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies

Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. We have enhanced the revenue recognition policy in the first quarter of 2012 to provide additional information regarding our revenue recognition policy. No other changes have been made to our critical accounting policies since the first quarter.

For additional discussion of the application of the other critical accounting policies and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2011 Form 10-K and our First Quarter 2012 Form 10-Q.

Safe Harbor Cautionary Statement Regarding Forward-Looking Information

From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, pending acquisitions, product sales, capital expenditures, pension matters, stock option compensation expense, interest expense, taxes, and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking.

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

While we believe our internal and disclosure control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

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

Foreign Currency Exchange Rate Risk

Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent appreciation of the U.S. dollar from its value at July 1, 2012 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $9.1 million. A hypothetical 10 percent depreciation of the U.S. dollar from its value at July 1, 2012 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $9.1 million. For additional information please see Risk Management discussed in Note 4 to these condensed consolidated financial statements.

Interest Rate Exposure

We are exposed to market risk through the interest rate on our borrowings under our $550.0 million credit facility. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of July 1, 2012, we had $52.6 million in outstanding indebtedness under our credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $0.5 million, assuming the $52.6 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 1, 2012, are effective.

In connection with our evaluation during the quarterly period ended July 1, 2012, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part I, “Financial Statements — Note 11 — Lawsuits, Claims, Commitments and Related Matters.”

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in our 2011 Form 10-K in response to Item 1A to Part 1 of Form 10-K, except as disclosed in Item 3 Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure and except as arising out of our recent acquisition of LeCroy Corporation. As disclosed, Teledyne funded the acquisition from borrowings under its credit facility and thus Teledyne’s outstanding indebtedness has increased. While there are risks associated with acquisitions generally, with this acquisition, a greater percentage of revenues will arise from international sources. In addition, with this acquisition, a larger percentage of Teledyne’s sales will be to commercial customers as opposed to the U.S. Government. Like other Teledyne businesses, continued innovation and research and development efforts will be required to maintain Teledyne LeCroy, Inc.’s leadership position in oscilloscopes.

Item 2.	Unregistered sales of equity securities and use of proceeds

On October 25, 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. No shares were repurchased under the program in 2012. As of July 1, 2012, 1,841,438 shares remained available for repurchase pursuant to this program.

Item 5.	Other Information

Effective August 3, 2012, Teledyne completed the acquisition of LeCroy Corporation. Pursuant to an Agreement and Plan of Merger dated as of May 28, 2012, by and among LeCroy, Teledyne and a wholly-owned subsidiary of Teledyne, Teledyne acquired all of the outstanding common shares of LeCroy for $14.30 per share payable in cash. The aggregate value for the transaction, excluding transaction costs, was approximately $301 million, taking into account LeCroy’s stock options, stock appreciation rights and net debt as of the acquisition date. Founded in 1964 and headquartered in Chestnut Ridge, N.Y., LeCroy is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions with approximately 500 employees worldwide. The acquired company will now be included in Teledyne’s Instrumentation segment and operate under the name Teledyne LeCroy, Inc.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 2.1	Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Luna Merger Sub, Inc., and LeCroy Corporation, dated as of May 28, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 28, 2012)

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Dale A. Schnittjer

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Dale A. Schnittjer

	Exhibit 101 (INS)	XBRL Instance Document*

	Exhibit 101 (SCH)	XBRL Schema Document*

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document*

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document*

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document*

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document*

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 7, 2012	By:	/s/ Dale A. Schnittjer
Dale A. Schnittjer, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated

Index to Exhibits

Exhibit Number	Description

Exhibit 2.1	Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Luna Merger Sub, Inc., and LeCroy Corporation, dated as of May 28, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 28, 2012)

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Dale A. Schnittjer

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Dale A. Schnittjer

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.