Form 10-Q
period 2012-09-30
TELEDYNE TECHNOLOGIES INC
filed 2012-11-06
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-15295
_____________________________________
TELEDYNE TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)
_____________________________________

Delaware	25-1843385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1049 Camino Dos Rios Thousand Oaks, California	91360-2362
(Address of principal executive offices)	(Zip Code)
(805) 373-4545
(Registrant’s telephone number, including area code)
_____________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $.01 par value per share	36,896,038 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2012	2011	2012	2011
Net Sales	$547.4	$496.4	$1,559.9	$1,467.4
Costs and expenses
Cost of sales	349.0	331.3	1,020.1	975.0
Selling, general and administrative expenses	138.1	108.3	364.3	319.0
Total costs and expenses	487.1	439.6	1,384.4	1,294.0
Income before other income/(expense) and income taxes	60.3	56.8	175.5	173.4
Other income/(expense), net	1.2	(3.8)	2.2	(2.5)
Interest and debt expense, net	(4.5)	(3.7)	(12.6)	(12.4)
Income from continuing operations before income taxes	57.0	49.3	165.1	158.5
Provision for income taxes	13.9	15.2	46.8	53.1
Net income from continuing operations including noncontrolling interest	43.1	34.1	118.3	105.4
Loss from discontinued operations, net of income taxes	—	—	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	—	—	113.8
Net income	43.1	34.1	118.3	218.5
Less: Net income attributable to noncontrolling interest	(0.4)	—	(0.4)	(0.1)
Net income attributable to Teledyne	$42.7	$34.1	$117.9	$218.4
Net income from continuing operations including noncontrolling interest	$43.1	$34.1	$118.3	$105.4
Less: Net income attributable to noncontrolling interest	(0.4)	—	(0.4)	(0.1)
Net income from continuing operations	42.7	34.1	117.9	105.3
Loss from discontinued operations, net of income taxes	—	—	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	—	—	113.8
Net income attributable to Teledyne	$42.7	$34.1	$117.9	$218.4
Basic earnings per common share:
Continuing operations	$1.16	$0.93	$3.22	$2.88
Loss from discontinued operations	—	—	—	(0.02)
Gain on sale of discontinued operations	—	—	—	3.11
Basic earnings per common share	$1.16	$0.93	$3.22	$5.97
Weighted average common shares outstanding	36.7	36.7	36.6	36.6
Diluted earnings per common share:
Continuing operations	$1.14	$0.91	$3.16	$2.82
Loss from discontinued operations	—	—	—	(0.02)
Gain on sale of discontinued operations	—	—	—	3.05
Diluted earnings per common share	$1.14	$0.91	$3.16	$5.85
Weighted average diluted common shares outstanding	37.4	37.4	37.3	37.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2012	2011	2012	2011
Net income attributable to Teledyne	$42.7	$34.1	$117.9	$218.4
Foreign exchange translation adjustment	16.2	(18.3)	18.6	(11.3)
Unrealized gains (losses) on derivatives	2.1	(1.8)	1.7	(1.9)
Reclassification of realized (gains) losses on derivatives	0.3	(0.1)	0.6	(0.3)
Pension and postretirement benefit adjustments	3.1	2.3	9.2	20.2
Other comprehensive gain (loss), net of tax (a)	21.7	(17.9)	30.1	6.7
Comprehensive income	64.4	16.2	148.0	225.1
Comprehensive income attributable to noncontrolling interest	(0.4)	—	(0.4)	(0.1)
Comprehensive income attributable to Teledyne	$64.0	$16.2	$147.6	$225.0
(a) Net of taxes of $2.7 million and $5.6 million for the third quarter and first nine months ended September 30, 2012. Net of taxes of $0.5 million and $11.0 million for the third quarter and first nine months ended October 2, 2011.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited - Amounts in millions, except share amounts)

	September 30, 2012	January 1, 2012
Assets
Current Assets
Cash and cash equivalents	$24.2	$49.4
Accounts receivable, net	349.5	270.0
Inventories, net	287.6	219.4
Deferred income taxes, net	43.3	35.1
Prepaid expenses and other current assets	30.4	28.8
Total current assets	735.0	602.7
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $317.2 at September 30, 2012 and $288.0 at January 1, 2012	343.1	254.6
Goodwill, net	990.4	717.8
Acquired intangibles, net	277.3	181.4
Other assets, net	88.2	69.6
Total Assets	$2,434.0	$1,826.1
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$152.5	$102.0
Accrued liabilities	239.7	230.8
Current portion of long-term debt and capital leases	2.1	1.4
Total current liabilities	394.3	334.2
Long-term debt and capital leases	645.6	311.4
Accrued pension obligation	7.8	66.0
Accrued postretirement benefits	12.4	13.2
Other long-term liabilities	175.0	117.2
Total Liabilities	1,235.1	842.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares; 37,027,015 at September 30, 2012 and 37,027,015 at January 1, 2012 Outstanding shares; 36,887,303 at September 30, 2012 and 36,449,092 at January 1, 2012	0.4	0.4
Additional paid-in capital	292.4	291.7
Retained earnings	1,076.8	958.9
Treasury stock	(7.0)	(30.6)
Accumulated other comprehensive loss	(219.3)	(241.1)
Total Teledyne Stockholders’ Equity	1,143.3	979.3
Noncontrolling interest	55.6	4.8
Total Stockholders’ Equity	1,198.9	984.1
Total Liabilities and Stockholders’ Equity	$2,434.0	$1,826.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND OCTOBER 2, 2011
(Unaudited - Amounts in millions)

	Nine Months
	2012	2011
Operating Activities
Net income	$118.3	$218.5
Gain on sale of discontinued operations, net of income taxes	—	(113.8)
Loss from discontinued operations, net of income taxes	—	0.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.4	47.4
Deferred income taxes	(1.8)	12.5
Stock option expense	5.9	4.3
Excess income tax benefits from stock options exercised	(4.7)	(5.2)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Decrease (increase) in accounts receivable	(27.1)	12.3
Increase in inventories	(12.9)	(21.0)
Increase in prepaid expenses and other assets	(2.6)	(0.8)
Increase in accounts payable	26.0	3.2
Increase (decrease) in accrued liabilities	(35.0)	10.2
Increase in income taxes payable, net	23.7	45.7
Increase in long-term assets	(2.3)	(5.4)
Increase (decrease) in other long-term liabilities	11.0	(9.4)
Decrease in accrued pension obligation	(88.7)	(67.3)
Increase (decrease) in accrued postretirement benefits	(0.8)	2.8
Other operating, net	2.2	5.0
Net cash provided by operating activities from continuing operations	67.6	139.7
Net cash used in discontinued operations	—	(2.9)
Net cash provided by operating activities	67.6	136.8
Investing Activities
Purchases of property, plant and equipment	(43.0)	(27.6)
Purchase of businesses and other investments	(389.2)	(363.5)
Proceeds from the sale of businesses and disposal of fixed assets	1.0	183.7
Net cash used in investing activities from continuing operations	(431.2)	(207.4)
Net cash used in discontinued operations	—	(0.5)
Net cash used in investing activities	(431.2)	(207.9)
Financing Activities
Net proceeds from debt	318.2	23.0
Proceeds from exercise of stock options	12.2	10.9
Excess income tax benefits from stock options exercised	4.7	5.2
Issuance of cash flow hedges	3.3	(5.2)
Net cash provided by financing activities	338.4	33.9
Decrease in cash and cash equivalents	(25.2)	(37.2)
Cash and cash equivalents—beginning of period	49.4	75.1
Cash and cash equivalents—end of period	$24.2	$37.9
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 30, 2012 and the consolidated results of operations and consolidated comprehensive income for the third quarter and nine months then ended and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 30, 2012 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on Teledyne's financial position, results of operations or cash flows.

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
Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
In the first nine months of 2012, Teledyne spent $389.2 million on acquisitions and in the first nine months of 2011, Teledyne spent $363.5 million on acquisitions.
On August 3, 2012, Teledyne acquired LeCroy Corporation ("LeCroy") for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011 and is part of the Instrumentation segment.
Also on August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec Limited ("PDM Neptec") for $7.4 million in cash, net of cash acquired.  PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment and operates as Teledyne Impulse-PDM Ltd. PDM Neptec had sales of GBP 5.5 million for its fiscal year ended March 31, 2012.

On July 2, 2012, a subsidiary of Teledyne acquired BlueView Technologies Inc. ("BlueView") for $16.3 million in cash, net of cash acquired. BlueView, located in Seattle, Washington, is part of the Instrumentation segment and operates as Teledyne BlueView, Inc. BlueView had sales of $7.1 million for its fiscal year ended December 31, 2011.
On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech Incorporated (“Optech”) for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from 19 percent. Optech had sales of CAD $54.7 million for its fiscal year ended March 30, 2012 and is part of the Digital Imaging segment.
On February 25, 2012, Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the third quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011 and is part of the Aerospace and Defense Electronics segment.
On February 12, 2011, the Company acquired the stock of DALSA Corporation (“DALSA”) for an aggregate purchase price of $339.5 million. DALSA designs and manufactures digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (“MEMS”). DALSA had sales of CAD $212.3 million for its fiscal year ended December 2010 and operates within the Digital Imaging segment.
The results of these acquisitions have been included in Teledyne's results since the dates of their respective acquisition.
For a description of the Company’s other acquisition and divestiture activity for the year ended January 1, 2012, please refer to Notes 3 and 16 of the Teledyne 2011 Form 10-K.
Teledyne funded the purchases primarily from borrowings under its credit facility and cash on hand.
The unaudited pro forma financial information below assumes that DALSA had been acquired at the beginning of the 2011 fiscal year and includes the effect of estimated amortization of acquired identifiable intangible assets and increased interest expense on net acquisition debt, as well as the impact of purchase accounting adjustments for certain liabilities and inventory valuation adjustments. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period presented. In addition, the unaudited pro forma financial results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

Nine Months
(amounts in millions, except per-share amounts)	2011
Net sales	$1,491.5
Net income from continuing operations	$96.7
Net income attributable to Teledyne	$209.8
Basic earnings per common share – continuing operations	$2.64
Basic earnings per common share – attributable to Teledyne	$5.73
Diluted earnings per common share – continuing operations	$2.59
Diluted earnings per common share – attributable to Teledyne	$5.62

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.
Teledyne’s goodwill was $990.4 million at September 30, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 resulted from current year acquisitions and the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $277.3 million at September 30, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 resulted from current year acquisitions and the impact of exchange rate changes, partially offset by amortization. The Company’s cost to acquire LeCroy, PDM Neptec, BlueView, VariSystems and Optech has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the PDM Neptec, BlueView, VariSystems and Optech acquisitions. The Company is in the process of specifically identifying the amounts assigned to certain assets and liabilities, acquired intangible assets and the related impact on goodwill for the LeCroy acquisition.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made in 2012 (in millions):

Current assets	$116.2
Property, plant and equipment	79.1
Goodwill	261.4
Acquired intangible assets	112.3
Other long-term assets	5.2
Current liabilities	(61.8)
Long-term liabilities	(123.2)
Net assets acquired	$389.2
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2012 (dollars in millions):

Intangibles subject to amortization		Weighted Average Useful Life in Years

Proprietary Technology	$51.0	9.5
Customer List/Relationships	22.9	10.2
Backlog	1.2	0.4
Trademarks	0.1	1.0
Total intangibles subject to amortization	75.2	9.5
Intangibles not subject to amortization
Trademarks	37.1	n/a
Total intangibles not subject to amortization	37.1
Total acquired intangible assets	$112.3

Note 3. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. In addition, from time to time, the Company may utilize foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of September 30, 2012, Teledyne had foreign currency contracts of this type to buy Canadian dollars and to sell U.S. dollars totaling $25.6 million, to buy British pounds and sell U.S. dollars totaling $2.6 million, to sell Euros and to buy U.S. dollars totaling $6.2 million and to sell Japanese Yen and to buy U.S. dollars totaling $2.8 million. The gains and losses on these derivatives which are not designated as cash flow hedges, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Cash Flow Hedging Activities
In February 2011, Teledyne began utilizing foreign currency forward contracts which were designated and qualify as cash flow hedges. The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and are highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a gain of approximately $0.9 million over the next 12 months based on the quarter end exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of September 30, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $55.9 million. These foreign currency forward contracts have maturities ranging from December 2012 to February 2014.
The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements for the third quarter and nine months ended September 30, 2012 and October 2, 2011 was as follows (in millions):

	Third Quarter		Nine Months
	2012	2011	2012	2011
Net gain (loss) recognized in AOCI (a)	$3.3	$(2.7)	$2.6	$(2.9)
Net gain (loss) reclassified from AOCI into cost of sales (a)	$(0.4)	$0.2	$(0.9)	$0.5
Net foreign exchange gain (loss) recognized in other income and expense (b)	$0.1	$0.4	$0.4	$0.6

(a)	Effective portion

(b)	Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 30, 2012 was $0.6 million and $0.4 million of income, respectively. The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended October 2, 2011 was $0.7 million and $0.9 million of expense, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	September 30, 2012	January 1, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$1.5	$—
Cash flow forward contracts	Accrued liabilities	$—	$(2.0)
Total derivatives designated as hedging instruments		1.5	(2.0)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.8	—
Non-designated forward contracts	Accrued liabilities	(0.3)	(0.5)
Total derivatives not designated as hedging instruments		0.5	(0.5)
Total asset/(liability) derivatives		$2.0	$(2.5)

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
For third quarter and first nine months of 2012, 529,240 and 264,620 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods. For third quarter and first nine months of 2011, 425,530 and 212,765 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods. The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2012	2011	2012	2011
Net income from continuing operations	$42.7	$34.1	$117.9	$105.3
Gain from discontinued operations, net of income taxes	—	—	—	113.1
Net income attributable to Teledyne	$42.7	$34.1	$117.9	$218.4
Basic earnings per common share:
Weighted average common shares outstanding	36.7	36.7	36.6	36.6
Basic earnings per common share
— Continuing operations	$1.16	$0.93	$3.22	$2.88
— Discontinued operations	—	—	—	3.09
Basic earnings per common share	$1.16	$0.93	$3.22	$5.97
Diluted earnings per share:
Weighted average common shares outstanding	36.7	36.7	36.6	36.6
Dilutive effect of exercise of options outstanding	0.7	0.7	0.7	0.7
Weighted average diluted common shares outstanding	37.4	37.4	37.3	37.3
Diluted earnings per common share
— Continuing operations	$1.14	$0.91	$3.16	$2.82
— Discontinued operations	—	—	—	3.03
Diluted earnings per common share	$1.14	$0.91	$3.16	$5.85

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $2.3 million and $5.9 million in stock option compensation expense for the third quarter and first nine months of 2012, respectively. For the third quarter and first nine months of 2011, the company recorded a total of $1.5 million and $4.3 million, respectively in stock option expense. The lower amount in 2011 primarily reflected the absence of employee stock option grants in 2009. Employee stock option grants are expensed evenly over the three year vesting period. In 2012, the Company currently expects approximately $8.7 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was six years. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2012 and 2011:

	2012	2011
Expected dividend yield	—	—
Expected volatility	34.1%	36.8%
Risk-free interest rate	1.1%	2.1%
Expected life in years	6.7	6.0
Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2012 and 2011 was $23.90 and $18.81, respectively.
Stock option transactions for Teledyne’s employee stock option plans for the third quarter and nine months ended September 30, 2012 are summarized as follows:

	2012
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,514,095	$44.10	2,322,845	$38.19
Granted	5,000	$64.90	500,006	$64.73
Exercised	(85,848)	$29.88	(364,153)	$31.52
Cancelled or expired	(17,692)	$50.03	(43,143)	$43.12
Ending balance	2,415,555	$44.60	2,415,555	$44.60
Options exercisable at end of period	1,501,517	$37.61	1,501,517	$37.61
Stock option transactions for Teledyne’s non-employee director stock option plans for the third quarter and nine months ended September 30, 2012 are summarized as follows:

	2012
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	410,504	$36.80	404,692	$32.85
Granted	5,476	$49.28	42,767	$59.48
Exercised	(10,511)	$26.07	(41,990)	$17.54
Ending balance	405,469	$37.24	405,469	$37.24
Options exercisable at end of period	361,896	$34.61	361,896	$34.61
Performance Share Plan and Restricted Stock Award Program
The first of three annual installments of the 2009 to 2011 Performance Share Plan was paid entirely in cash in the first quarter of 2012. Also in the first quarter of 2012, the restriction was removed for 32,599 shares of Teledyne common stock and 6,605 shares were forfeited related to the 2009 to 2011 Restricted Stock Award Program.

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.4 million at September 30, 2012 and $0.3 million at January 1, 2012.

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

Balance at	September 30, 2012	January 1, 2012
Raw materials and supplies	$128.1	$107.3
Work in process	152.4	104.9
Finished goods	31.5	28.0
	312.0	240.2
Progress payments	(7.0)	(3.4)
LIFO reserve	(17.4)	(17.4)
Total inventories, net	$287.6	$219.4
Inventories at cost determined on the LIFO method were $107.0 million at September 30, 2012 and $96.0 million at January 1, 2012. The remainder of the inventories using average cost or the FIFO methods, were $205.0 million at September 30, 2012 and $144.2 million at January 1, 2012.

Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	September 30, 2012	January 1, 2012
Deferred compensation assets	Other assets	$38.1	$32.9
Salaries and wages	Accrued liabilities	$88.5	$93.5
Customer deposits and credits	Accrued liabilities	$50.5	$55.9
Deferred compensation liabilities	Other long-term liabilities	$36.0	$31.7
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2012 and 2011 are as follows (in millions):

	Nine Months
	2012	2011
Balance at beginning of year	$13.3	$13.0
Accruals for product warranties charged to expense	7.7	5.5
Cost of product warranty claims	(4.4)	(4.8)
Acquisitions	1.7	1.1
Balance at end of period	$18.3	$14.8

Note 9. Income Taxes
The Company’s effective income tax rate for the third quarter and first nine months of 2012 was 24.5% and 28.4%, respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2011 was 30.9% and 33.5%, respectively. The decrease in the effective tax rates in 2012 from 2011, reflected a remeasurement of uncertain tax positions for the third quarter and first nine months of 2012, as well as a change in the proportion of domestic and international income. The third quarter and first nine months of 2012 included tax benefits of $3.1 million and $4.3 million, respectively, related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations in the U.S. The third quarter and first nine months of 2011 included tax benefits of $2.4 million related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations in the U.S. Excluding the impact of the remeasurements, the effective tax rate would have been 30.0% for the third quarter of 2012 and 31.0% for the first nine months of 2012. Excluding the impact of the remeasurements, the effective tax rate would have been 35.4% for the third quarter of 2011 and 35.0% for the first nine months of 2011.
The Company has substantially concluded on all U.S. federal income tax matters for all years through 2008, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2003. The Company is currently under audit in Canada for tax periods 2006 through 2011 and in California for tax years 2007 through 2009. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2006.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $12.4 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.
The Company’s intention is to permanently reinvest the earnings of its material foreign subsidiaries, thus indefinitely postponing their remittance of any earnings to the United States.

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
Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $169.9 million at September 30, 2012. The credit agreement requires the Company to comply with various financial and operating covenants and at September 30, 2012, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. No amounts were outstanding under this credit line at September 30, 2012 or

January 1, 2012. This credit line is utilized, as needed, for periodic cash needs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at September 30, 2012 and January 1, 2012, approximated the carrying value. Long-term debt consisted of the following (in millions):

Balance at	September 30, 2012	January 1, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
Other debt at various rates due through 2018 (excluding the current portion)	14.7	—
$550.0 million revolving credit facility, weighted average rate of 1.68% at September 30, 2012 and 2.48% at January 1, 2012	367.8	48.0
Total long-term debt	$632.5	$298.0
As September 30, 2012 the Company has $14.7 million in capital leases, of which $1.6 million is current. At January 1, 2012 the Company had $14.8 million in capital leases, of which $1.4 million is current. At September 30, 2012, Teledyne had $13.4 million in outstanding letters of credit. See footnote 15 for information regarding term loans entered into on October 22, 2012.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company's financial statements as of and for the fiscal year ended January 1, 2012, included in our 2011 Form 10-K.
At September 30, 2012, the Company’s reserves for environmental remediation obligations totaled $3.3 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Teledyne’s net periodic pension expense was $1.7 million and $5.0 million for the third quarter and first nine months of 2012, respectively, compared with net periodic pension expense of $1.5 million and $5.2 million for the third quarter and first nine months of 2011, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.1 million and $9.0 million for the third quarter and first nine months of 2012, respectively, compared with $2.9 million and $8.9 million for the third quarter and first nine months of 2011, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne made voluntary cash pension contributions totaling $92.8 million to its qualified pension plan in the first nine months of 2012, compared with voluntary cash pension contributions of $69.0 million to its qualified pension plan in the first nine months of 2011.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.
The following tables set forth the components of net periodic pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for the third quarter and first nine months of 2012 and 2011 (in millions):

	Third Quarter		Nine Months
Pension Benefits - U.S. Plans	2012	2011	2012	2011
Service cost — benefits earned during the period	$3.2	$3.7	$9.5	$9.4
Interest cost on benefit obligation	10.0	12.5	29.8	30.0
Expected return on plan assets	(16.4)	(18.6)	(49.1)	(44.2)
Amortization of prior service cost	(1.2)	0.1	(3.5)	0.2
Amortization of net actuarial loss	6.1	3.8	18.3	9.8
Net periodic benefit expense	$1.7	$1.5	$5.0	$5.2

	Third Quarter		Nine Months
Pension Benefits - Non U.S. Plans	2012	2011	2012	2011
Interest cost on benefit obligation	$0.3	$0.4	$1.1	$1.2
Expected return on plan assets	(0.3)	(0.4)	(1.1)	(1.2)
Net periodic benefit expense	$—	$—	$—	$—

	Third Quarter		Nine Months
Postretirement Benefits	2012	2011	2012	2011
Service cost — benefits earned during the period	$—	$—	$—	$—
Interest cost on benefit obligation	0.2	0.2	0.6	0.7
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net actuarial gain	(0.1)	(0.2)	(0.3)	(0.7)
Net periodic benefit expense	—	(0.1)	—	(0.3)
Less: Amounts attributable to discontinued operations included above	—	0.1	—	0.3
Net periodic benefit (income) expense	$—	$—	$—	$—

Note 13. Industry Segments
Teledyne is a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, scientific, industrial and defense applications, electronic test and measurement instruments and harsh environment interconnect products. The Digital Imaging segment includes our sponsored and centralized research laboratories benefiting government programs and businesses, as well as major development efforts for innovative digital imaging products for government and space applications. It also includes digital image capture products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, specialty semiconductors and micro electro mechanical systems and infrared detectors, cameras and optomechanical assemblies. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, data acquisition and communications equipment for air transport and business aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions to space, military, environmental, energy, chemical, biological and nuclear systems and missile defense requirements. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
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

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	Third Quarter	Third Quarter	%	Nine Months	Nine Months	%
	2012	2011	Change	2012	2011	Change
Net sales:
Instrumentation	$193.8	$157.1	23.4%	$516.8	$467.7	10.5%
Digital Imaging	108.1	95.0	13.8%	313.2	257.4	21.7%
Aerospace and Defense Electronics	164.2	171.2	(4.1)%	497.8	507.7	(1.9)%
Engineered Systems	81.3	73.1	11.2%	232.1	234.6	(1.1)%
Total net sales	$547.4	$496.4	10.3%	$1,559.9	$1,467.4	6.3%
Segment operating profit:
Instrumentation	$29.9	$32.2	(7.1)%	$89.5	$94.6	(5.4)%
Digital Imaging	7.6	2.3	230.4%	19.4	13.8	40.6%
Aerospace and Defense Electronics	24.1	24.8	(2.8)%	71.5	70.8	1.0%
Engineered Systems	8.3	6.4	29.7%	21.9	21.6	1.4%
Total segment operating profit	69.9	65.7	6.4%	202.3	200.8	0.7%
Corporate expense	(9.6)	(8.9)	7.9%	(26.8)	(27.4)	(2.2)%
Other income/(expense), net	1.2	(3.8)	*	2.2	(2.5)	*
Interest and debt expense, net	(4.5)	(3.7)	21.6%	(12.6)	(12.4)	1.6%
Income from continuing operations before income taxes	57.0	49.3	15.6%	165.1	158.5	4.2%
Provision for income taxes	13.9	15.2	(8.6)%	46.8	53.1	(11.9)%
Net income from continuing operations including noncontrolling interest	43.1	34.1	26.4%	118.3	105.4	12.2%
Loss from discontinued operations	—	—	*	—	(0.7)	*
Gain on sale of discontinued operations	—	—	*	—	113.8	*
Net income	43.1	34.1	26.4%	118.3	218.5	(45.9)%
Less: Net income attributable to noncontrolling interest	(0.4)	—	*	(0.4)	(0.1)	*
Net income attributable to Teledyne	$42.7	$34.1	25.2%	$117.9	$218.4	(46.0)%
*    percentage change not meaningful

Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. This Engineered Systems segment includes three product lines: Engineered Products and Services, Turbine Engines and Energy Systems.
The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2012	2011	2012	2011
Environmental Instrumentation	$57.5	$61.9	$187.8	$183.2
Marine Instrumentation	102.1	95.2	294.8	284.5
Test and Measurement Instrumentation	34.2	—	34.2	—
Total	$193.8	$157.1	$516.8	$467.7
	Third Quarter		Nine Months
Engineered Systems	2012	2011	2012	2011
Engineered Products and Services	$67.6	$58.9	$185.5	$190.9
Turbine Engines	6.3	6.6	19.2	18.5
Energy Systems	7.4	7.6	27.4	25.2
Total	$81.3	$73.1	$232.1	$234.6

Note 14. Discontinued Operations
On April 19, 2011, Teledyne completed the sale of its general aviation piston engine businesses for a gain of $113.8 million. Sales for this discontinued segment were $39.5 million for fiscal 2011. The operating results were a net loss of $0.7 million for fiscal 2011.

Note 15. Subsequent Event
October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility.

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
Consistent with this strategy, we made five acquisitions in 2012. We acquired VariSystems Inc. (“VariSystems”) in the first quarter, a majority interest in the parent company of Optech Incorporated (“Optech”) in the second quarter, and LeCroy Corporation (“LeCroy”), the parent company of PDM Neptec Limited (“PDM Neptec”) and BlueView Technologies, Inc. (“BlueView”) in the third quarter. In the first nine months of 2011, we acquired DALSA Corporation (“DALSA”), a majority interest in Nova Sensors, Inc. and a minority interest investment in Optech. We also continue to evaluate our businesses to ensure that they are aligned with our strategy. On April 19, 2011, we completed the sale of our general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements classify the Aerospace Engines and Components segment as a discontinued operation.
Our Recent Acquisitions
On August 3, 2012, Teledyne acquired the stock of LeCroy for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011 and is part of the Instrumentation segment.
Also on August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec for $7.4 million in cash, net of cash acquired.  Teledyne funded the purchase from cash on hand.  PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment and operates as Teledyne Impulse-PDM Ltd. PDM Neptec had sales of GBP 5.5 million for its fiscal year ended March 31, 2012.
On July 2, 2012, a subsidiary of Teledyne acquired BlueView for $16.3 million in cash, net of cash acquired. BlueView, located in Seattle, Washington, is part of the Instrumentation segment and operates as Teledyne BlueView, Inc. BlueView had sales of $7.1 million for its fiscal year ended December 31, 2011.
On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from the original 19 percent interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. Optech had sales of CAD $54.7 million for its fiscal year ended March 30, 2012 and is reported as part of the Digital Imaging segment.
On February 25, 2012, Teledyne acquired VariSystems for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011 and is part of the Aerospace and Defense Electronics segment.
On February 12, 2011, the Company acquired the stock of DALSA for an aggregate purchase price of $339.5 million in cash. DALSA had sales of CAD $212.3 million for its fiscal year ended December 2010 and operates within the Digital Imaging segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand.
For a further description of the Company’s acquisition and divestiture activity for the year ended January 1, 2012, please refer to Notes 3 and 16 of our 2011 Form 10-K (“2011 Form 10-K”).

Results of Operations

	(in millions)
	Third Quarter		Nine Months
	2012	2011	2012	2011
Net Sales	$547.4	$496.4	$1,559.9	$1,467.4
Costs and expenses
Cost of sales	349.0	331.3	1,020.1	975.0
Selling, general and administrative expenses	138.1	108.3	364.3	319.0
Total costs and expenses	487.1	439.6	1,384.4	1,294.0
Income before other income/(expense) and income taxes	60.3	56.8	175.5	173.4
Other income/(expense), net	1.2	(3.8)	2.2	(2.5)
Interest and debt expense, net	(4.5)	(3.7)	(12.6)	(12.4)
Income from continuing operations before income taxes	57.0	49.3	165.1	158.5
Provision for income taxes	13.9	15.2	46.8	53.1
Net income from continuing operations including noncontrolling interest	43.1	34.1	118.3	105.4
Loss from discontinued operations, net of income taxes	—	—	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	—	—	113.8
Net income	43.1	34.1	118.3	218.5
Less: Net income attributable to noncontrolling interest	(0.4)	—	(0.4)	(0.1)
Net income attributable to Teledyne	$42.7	$34.1	$117.9	$218.4
Net income from continuing operations including noncontrolling interest	$43.1	$34.1	$118.3	$105.4
Less: Net income attributable to noncontrolling interest	(0.4)	—	(0.4)	(0.1)
Net income from continuing operations	42.7	34.1	117.9	105.3
Loss from discontinued operations, net of income taxes	—	—	—	(0.7)
Gain on sale of discontinued operations, net of income taxes	—	—	—	113.8
Net income attributable to Teledyne	$42.7	$34.1	$117.9	$218.4
Third quarter of 2012 compared with the third quarter of 2011
Our third quarter 2012 sales were $547.4 million, compared with sales of $496.4 million for the same period of 2011, an increase of 10.3%. Net income from continuing operations was $42.7 million ($1.14 per diluted share) for the third quarter of 2012, compared with $34.1 million ($0.91 per diluted share) for the third quarter of 2011, an increase of 25.2%.
The third quarter of 2012, compared with the same period in 2011, reflected higher sales in each business segment except Aerospace and Defense Electronics. Incremental revenue in the third quarter of 2012 from recent acquisitions was $58.3 million.
Segment earnings increased to $69.9 million for the third quarter of 2012, from $65.7 million for the same period of 2011. Segment earnings reflected $3.8 million of acquisition related transaction costs. The incremental operating profit included in the results for the third quarter of 2012 from recent acquisitions was $2.2 million and included acquisition related transaction costs.
The third quarter of 2012 included pension expense of $1.7 million, compared with pension expense of $1.5 million in the third quarter of 2011. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.1 million in the third quarter of 2012, compared with $2.9 million in the third quarter of 2011.
In the third quarters of 2012 and 2011, we recorded a total of $2.3 million and $1.5 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period. The lower amount in 2011 primarily reflected the absence of employee stock option grants in 2009.

The table below presents sales and cost of sales by segment and total company:

	Third Quarter	Third Quarter
(Dollars in millions)	2012	2011
Instrumentation
Sales	$193.8	$157.1
Cost of sales	$105.6	$89.6
Cost of sales % of sales	54.5%	57.0%
Digital Imaging
Sales	$108.1	$95.0
Cost of sales	$69.3	$65.8
Cost of sales % of sales	64.1%	69.3%
Aerospace and Defense Electronics
Sales	$164.2	$171.2
Cost of Sales	$108.5	$116.9
Cost of sales % of sales	66.1%	68.3%
Engineered Systems
Sales	$81.3	$73.1
Costs of sales	$65.6	$59.0
Cost of sales % of sales	80.7%	80.7%
Total Company
Sales	$547.4	$496.4
Costs of sales	$349.0	$331.3
Cost of sales % of sales	63.8%	66.7%
Cost of sales increased by $17.7 million in the third quarter of 2012, compared with the third quarter of 2011, which primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for the third quarter of 2012 decreased to 63.8% from 66.7% in the third quarter of 2011 and reflected the impact of the LeCroy and Optech acquisitions which carry a lower cost of sales percentage than the average for our other businesses.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the third quarters of 2012 and 2011, were $5.4 million and $2.0 million of favorable operating income and $6.0 million and $1.4 million of unfavorable operating income, respectively.
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $29.8 million in the third quarter of 2012, compared with the third quarter of 2011, and reflected higher research and development expense due to our acquisitions, the impact of higher sales, $3.8 million in acquisition related expenses and higher acquired intangible asset amortization expense. Selling, general and administrative expenses for the third quarter of 2012, as a percentage of sales, increased to 25.2%, compared with 21.8% in the third quarter of 2011 and reflected the impact of acquisition related transaction costs, higher research and development expense and also reflected the impact of the LeCroy and Optech acquisitions which carry a higher selling, general and administrative expense percentage than the average for Teledyne's other businesses. Corporate expense was $9.6 million for the third quarter of 2012, compared with $8.9 million for the third quarter of 2011, and reflected higher employee related expenses.
Interest expense, net of interest income, was $4.5 million in the third quarter of 2012, compared with $3.7 million for the third quarter of 2011. The increase in interest expense primarily reflected the impact of higher outstanding debt levels. Other income and expense in the third quarter of 2011 included a $4.5 million pretax charge to write off a minority investment in a private company.
The Company’s effective income tax rate for the third quarter of 2012 was 24.5% compared with 30.9% for the third quarter of 2011. The decrease reflected a remeasurement of uncertain tax positions in the quarter, as well as a change in the proportion of domestic and international income. The third quarter of 2012 included tax benefits of $3.1 million related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations in the U.S. The third quarter of 2011 included tax benefits of $2.4 million related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations in the U.S. Excluding the impact of the remeasurements, the effective tax rate would have been 30.0% for the third quarter of 2012, compared with 35.4% for the third quarter of 2011.
First nine months of 2012 compared with the first nine months of 2011
Our first nine months 2012 sales were $1,559.9 million, compared with sales of $1,467.4 million for the same period of 2011, an increase of 6.3%. Net income from continuing operations was $117.9 million ($3.16 per diluted share) for the first nine months of 2012, compared with $105.3 million ($2.82 per diluted share) for the first nine months of 2011, an increase of 12.0%. Net income including discontinued operations was $117.9 million ($3.16 per diluted share) for the first nine months of 2012, compared with $218.4 million ($5.85 per diluted share) for the first nine months of 2011. The first nine months of 2011 includes income from discontinued operations of $113.1 million, which includes a gain on the sale of discontinued operations of $113.8 million.
The first nine months of 2012, compared with the same period in 2011, reflected higher sales in the Instrumentation and Digital Imaging segments and lower sales in the Aerospace and Defense Electronics and Engineered Systems segments. Incremental revenue in the first nine months of 2012 from recent acquisitions was $114.4 million.
Segment earnings increased to $202.3 million for the first nine months of 2012, from $200.8 million for the same period of 2011, and reflected higher results in each business segment except the Instrumentation segment. Segment earnings reflected expenses related to new product development and acquisition related transaction costs. The incremental operating profit included in the results for the first nine months of 2012 from recent acquisitions was $8.4 million and included $5.3 million in acquisition related transaction costs.
The first nine months of 2012 included pension expense of $5.0 million, compared with $5.2 million in the first nine months of 2011. Pension expense allocated to contracts pursuant to CAS was $9.0 million in the first nine months of 2012, compared with $8.9 million in the first nine months of 2011.
In the first nine months of 2012 and 2011, we recorded a total of $5.9 million and $4.3 million, respectively, in stock option compensation expense. The lower amount in 2011 primarily reflected the absence of employee stock option grants in 2009.
The table below presents sales and cost of sales by segment and total company:

	Nine Months	Nine Months
(Dollars in millions)	2012	2011
Instrumentation
Sales	$516.8	$467.7
Cost of sales	$297.8	$267.5
Cost of sales % of sales	57.6%	57.2%
Digital Imaging
Sales	$313.2	$257.4
Cost of sales	$203.5	$170.2
Cost of sales % of sales	65.0%	66.1%
Aerospace and Defense Electronics
Sales	$497.8	$507.7
Cost of Sales	$330.0	$347.4
Cost of sales % of sales	66.3%	68.4%
Engineered Systems
Sales	$232.1	$234.6
Costs of sales	$188.8	$189.9
Cost of sales % of sales	81.3%	80.9%
Total Company
Sales	$1,559.9	$1,467.4
Costs of sales	$1,020.1	$975.0
Cost of sales % of sales	65.4%	66.4%
Cost of sales increased by $45.1 million in the first nine months of 2012, compared with the first nine months of 2011, which primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for the first nine months of 2012, was

65.4%, compared with 66.4% for the first nine months of 2011 and largely reflected favorable product mix differences in the Aerospace and Defense Electronics segment and also reflected the impact of the Optech acquisition which carries a lower cost of sales percentage than the average for our other businesses.
Certain contracts are accounted for under the POC method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of changes in estimates on contracts accounted for under the percentage-of-completion accounting method, in the first nine months of 2012 and 2011, were $12.0 million and $4.1 million of favorable operating income and $14.1 million and $3.2 million of unfavorable operating income, respectively.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher by $45.3 million in the first nine months of 2012, compared with the first nine months of 2011, and reflected higher research and development expense due to our acquisitions, the impact of higher sales and higher acquired intangible asset amortization. Selling, general and administrative expenses for the first nine months of 2012, as a percentage of sales, increased to 23.4%, compared with 21.7% in the first nine months of 2011 and reflected higher acquired intangible asset amortization and higher research and development expense due to acquisitions. Corporate expense was $26.8 million for the first nine months of 2012, compared with $27.4 million for the first nine months of 2011.
Interest expense, net of interest income, was $12.6 million in the first nine months of 2012, compared with $12.4 million for the first nine months of 2011. Other income and expense in the first nine months of 2012 included foreign currency translation gains of $0.4 million, compared with $1.3 million for the first nine months of 2011 and a $0.6 million gain on the purchase of the majority interest in Optech. Other income and expense in the first nine months of 2011 also included a $4.5 million pretax charge to write off a minority investment in a private company.
The Company’s effective income tax rate for the first nine months of 2012 was 28.4% compared with 33.5% for the first nine months of 2011. The decrease reflected a remeasurement of uncertain tax positions in the first nine months of 2012, as well as a change in the proportion of domestic and international income. The first nine months of 2012 included tax benefits of $4.3 million related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations in the U.S. The first nine months of 2011 included tax benefits of $2.4 million related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations in the U.S. Excluding the impact of the remeasurement, the effective tax rate would have been 31.0% for the first nine months of 2012, compared with 35.0% for the first nine months of 2011.

Segment Results:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	Third Quarter	Third Quarter	%	Nine Months	Nine Months	%
	2012	2011	Change	2012	2011	Change
Net sales:
Instrumentation	$193.8	$157.1	23.4%	$516.8	$467.7	10.5%
Digital Imaging	108.1	95.0	13.8%	313.2	257.4	21.7%
Aerospace and Defense Electronics	164.2	171.2	(4.1)%	497.8	507.7	(1.9)%
Engineered Systems	81.3	73.1	11.2%	232.1	234.6	(1.1)%
Total net sales	$547.4	$496.4	10.3%	$1,559.9	$1,467.4	6.3%
Segment operating profit:
Instrumentation	$29.9	$32.2	(7.1)%	$89.5	$94.6	(5.4)%
Digital Imaging	7.6	2.3	230.4%	19.4	13.8	40.6%
Aerospace and Defense Electronics	24.1	24.8	(2.8)%	71.5	70.8	1.0%
Engineered Systems	8.3	6.4	29.7%	21.9	21.6	1.4%
Total segment operating profit	69.9	65.7	6.4%	202.3	200.8	0.7%
Corporate expense	(9.6)	(8.9)	7.9%	(26.8)	(27.4)	(2.2)%
Other income/(expense), net	1.2	(3.8)	*	2.2	(2.5)	*
Interest expense, net	(4.5)	(3.7)	21.6%	(12.6)	(12.4)	1.6%
Income from continuing operations before income taxes	57.0	49.3	15.6%	165.1	158.5	4.2%
Provision for income taxes	13.9	15.2	(8.6)%	46.8	53.1	(11.9)%
Net income from continuing operations including noncontrolling interest	43.1	34.1	26.4%	118.3	105.4	12.2%
Loss from discontinued operations	—	—	*	—	(0.7)	*
Gain on sale of discontinued operations	—	—	*	—	113.8	*
Net income	43.1	34.1	26.4%	118.3	218.5	(45.9)%
Less: Net income attributable to noncontrolling interest	(0.4)	—	*	(0.4)	(0.1)	*
Net income attributable to Teledyne	$42.7	$34.1	25.2%	$117.9	$218.4	(46.0)%
*    percentage change not meaningful
Instrumentation

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2012	2011	2012	2011
Sales	$193.8	$157.1	$516.8	$467.7
Cost of sales	$105.6	$89.6	$297.8	$267.5
Selling, general and administrative expenses	$58.3	$35.3	$129.5	$105.6
Operating profit	$29.9	$32.2	$89.5	$94.6
Cost of sales % of sales	54.5%	57.0%	57.6%	57.2%
Selling, general and administrative expenses % of sales	30.1%	22.5%	25.1%	22.6%
Operating profit % of sales	15.4%	20.5%	17.3%	20.2%
Third quarter of 2012 compared with the third quarter of 2011
The Instrumentation segment’s third quarter 2012 sales were $193.8 million, compared with $157.1 million in the third quarter of 2011, an increase of 23.4%. Third quarter 2012 operating profit was $29.9 million, compared with operating profit of $32.2 million in the third quarter of 2011, a decrease of 7.1%.
The third quarter 2012 sales increase resulted from higher sales of both marine and test and measurement instrumentation,

partially offset by reduced sales of environmental instrumentation. The higher sales of $6.9 million for marine instrumentation products reflected increased sales of interconnect systems used in offshore energy production and also included a total of $3.4 million in revenue from the August 3, 2012 acquisition of PDM Neptec and the July 2, 2012 acquisition of BlueView. Increased sales of $34.2 million for test and measurement instrumentation resulted from the acquisition of LeCroy on August 3, 2012. The decrease in sales of $4.4 million for environmental instrumentation primarily reflected lower domestic sales. The decrease in operating profit reflected $3.8 million in acquisition related transaction costs and $1.4 million in additional intangible asset amortization related to the LeCroy, PDM Neptec and BlueView transactions, partially offset by the impact of higher sales. The incremental operating profit included in the results for the third quarter of 2012 from recent acquisitions was $0.5 million.
Third quarter cost of sales in total dollars increased by $16.0 million, compared with the third quarter of 2011, and reflected the impact of higher sales and product mix differences. The decrease in the cost of sales percentage largely reflected the impact of the LeCroy acquisition which carries a lower cost of sales percentage than the average for our other businesses in this segment.
First nine months of 2012 compared with the first nine months of 2011
The Instrumentation segment’s first nine months 2012 sales were $516.8 million, compared with $467.7 million, an increase of 10.5%. Operating profit for the first nine months of 2012 was $89.5 million, compared with operating profit of $94.6 million for the first nine months of 2011, a decrease of 5.4%.
The first nine months 2012 sales increase resulted from higher sales of marine instrumentation and test and measurement instrumentation, as well as environmental instrumentation. The higher sales of $10.3 million for marine instrumentation products reflected increased sales of interconnect systems used in offshore energy production and also included a total of $3.4 million in revenue from the acquisition of PDM Neptec and BlueView. Increased sales of $34.2 million for test and measurement instrumentation resulted from the acquisition of LeCroy. The increase in sales of $4.6 million for environmental instrumentation primarily reflected higher domestic sales. The decrease in operating profit reflected $4.6 million in acquisition expenses and $1.4 million in additional intangible asset amortization related to the LeCroy, PDM Neptec and BlueView transactions, partially offset by the impact of higher sales. The incremental operating profit included in the results for the first nine months of 2012 from recent acquisitions was $1.3 million.
The first nine months of 2012 cost of sales in total dollars increased by $30.3 million, compared with the first nine months of 2011, and reflected the impact of higher sales and product mix differences. The increase in the cost of sales percentage reflected the impact of lower margins in environmental instrumentation, partially offset by the impact of the LeCroy acquisition which carries a lower cost of sales percentage than the average for our other businesses in this segment.

Digital Imaging

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2012	2011	2012	2011
Sales	$108.1	$95.0	$313.2	$257.4
Cost of sales	$69.3	$65.8	$203.5	$170.2
Selling, general and administrative expenses	$31.2	$26.9	$90.3	$73.4
Operating profit	$7.6	$2.3	$19.4	$13.8
Cost of sales % of sales	64.1%	69.3%	65.0%	66.1%
Selling, general and administrative expenses % of sales	28.9%	28.3%	28.8%	28.5%
Operating profit % of sales	7.0%	2.4%	6.2%	5.4%
Third quarter of 2012 compared with the third quarter of 2011
The Digital Imaging segment’s third quarter 2012 sales were $108.1 million, compared with $95.0 million in the third quarter of 2011, an increase of 13.8%. Operating profit was $7.6 million for the third quarter of 2012, compared with operating profit of $2.3 million in the third quarter of 2011.
The 2012 sales increase included $14.9 million in revenue from the April 2, 2012, acquisition of a majority interest in the parent company of Optech, and also reflected increased sales of specialty image sensors and production of microelectromechanical systems (“MEMS”), partially offset by lower sales of industrial machine vision cameras and funded research activities. The increase in operating profit was impacted by product mix differences at DALSA. The results for 2012 included operating profit of $0.9 million from the Optech acquisition. The incremental operating profit included in the results for the third quarter of 2012 from recent acquisitions was $0.8 million.

Cost of sales in total dollars increased by $3.5 million, compared with the third quarter of 2011, and primarily reflected the impact of higher sales and product mix differences. The lower cost of sales percentage in 2012 reflected the results of the Optech acquisition, which carries a lower cost of sales percentage.
First nine months of 2012 compared with the first nine months of 2011
The Digital Imaging segment’s first nine months 2012 sales were $313.2 million, compared with $257.4 million for the first nine months of 2011, an increase of 21.7%. Operating profit for the first nine months of 2012 was $19.4 million, compared with operating profit of $13.8 million for the first nine months of 2011, an increase of 40.6%.
The first nine months 2012 sales increased $55.8 million, which included $56.6 million in revenue from the acquisitions of DALSA, Nova and Optech. The first nine months of 2012 also reflected increased sales of infrared imaging sensors and optics offset by lower sales of funded research activities. The increase in operating profit was impacted by the absence of purchase accounting adjustments that were incurred in 2011 for the DALSA acquisition and product mix differences at DALSA. Operating profit in 2011 included $2.6 million of inventory purchase accounting charges resulting from the February 2011 acquisition of DALSA. The results for 2012 included operating profit of $1.0 million from the Optech acquisition. The incremental operating profit for the first nine months of 2012 from recent acquisitions was $6.0 million.
Cost of sales in total dollars increased by $33.3 million, compared with the first nine months of 2011, and primarily reflected the impact of higher sales, offset by the absence in 2012 of the inventory purchase accounting charges for DALSA made in 2011. The lower cost of sales percentage in 2012 reflected the results of the Optech acquisition, which carries a lower cost of sales percentage, as well as the impact of inventory purchase accounting charges for DALSA in 2011.

Aerospace and Defense Electronics

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2012	2011	2012	2011
Sales	$164.2	$171.2	$497.8	$507.7
Cost of sales	$108.5	$116.9	$330.0	$347.4
Selling, general and administrative expenses	$31.6	$29.5	$96.3	$89.5
Operating profit	$24.1	$24.8	$71.5	$70.8
Cost of sales % of sales	66.1%	68.3%	66.3%	68.4%
Selling, general and administrative expenses % of sales	19.2%	17.2%	19.3%	17.6%
Operating profit % of sales	14.7%	14.5%	14.4%	14.0%
Third quarter of 2012 compared with the third quarter of 2011
The Aerospace and Defense Electronics segment’s third quarter 2012 sales were $164.2 million, compared with $171.2 million in the third quarter of 2011, a decrease of 4.1%. Operating profit was $24.1 million for the third quarter of 2012, compared with operating profit of $24.8 million in the third quarter of 2011, a decrease of 2.8%.
The 2012 sales decrease reflected lower sales of $13.4 million for electronic manufacturing service products partially offset by higher sales of $2.1 million from avionics products and electronic relays, as well as, $4.4 million from microwave devices and interconnects, which included $5.8 million in revenue from the February 2012 acquisition of VariSystems Inc. Operating profit in 2012 decreased primarily due to lower sales of electronic manufacturing service products, partially offset by increased sales of higher margin avionics and microwave devices.
The incremental operating profit included in the results for the third quarter of 2012 from recent acquisitions was $0.1 million. Third quarter cost of sales in total dollars decreased by $8.4 million, compared with the third quarter of 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for the third quarter of 2012 decreased to 66.1% from 68.3% in the third quarter of 2011 and reflected increased sales of higher gross margin avionics products and decreased sales of lower gross margin electronic manufacturing service products, as well as the impact of higher gross margin products from VariSystems.

First nine months of 2012 compared with the first nine months of 2011
The Aerospace and Defense Electronics segment’s first nine months 2012 sales were $497.8 million, compared with $507.7 million for the first nine months of 2011, a decrease of 1.9%. Operating profit increased to $71.5 million for the first nine months of 2012, compared with operating profit of $70.8 million for the first nine months of 2011, an increase of 1.0%.
The first nine months 2012 sales decreased $9.9 million, which resulted from lower sales of $35.5 million for electronic manufacturing service products, partially offset by $11.7 million of higher sales from avionics products and electronic relays and $13.9 million from microwave devices and interconnects, which included $20.2 million from the 2012 acquisition of VariSystems.
Operating profit in 2012 decreased due to the decrease in sales, $1.0 million in amortization of acquisition related intangible assets and $0.4 million in other acquisition expenses related to the VariSystems acquisition. The incremental operating profit for the first nine months of 2012 from recent acquisitions was $1.9 million. The first nine months of 2012 cost of sales in total dollars decreased by $17.4 million, compared with the first nine months of 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for the first nine months of 2012 decreased to 66.3% from 68.4% in the first nine months of 2011 reflected increased sales of higher gross margin avionics products and decreased sales of lower gross margin electronic manufacturing service products, as well as the impact of higher gross margin products from VariSystems.

Engineered Systems

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2012	2011	2012	2011
Sales	$81.3	$73.1	$232.1	$234.6
Cost of sales	$65.6	$59.0	$188.8	$189.9
Selling, general and administrative expenses	$7.4	$7.7	$21.4	$23.1
Operating profit	$8.3	$6.4	$21.9	$21.6
Cost of sales % of sales	80.7%	80.7%	81.3%	80.9%
Selling, general and administrative expenses % of sales	9.1%	10.5%	9.3%	9.9%
Operating profit % of sales	10.2%	8.8%	9.4%	9.2%
Third quarter of 2012 compared with the third quarter of 2011
The Engineered Systems segment’s third quarter 2012 sales were $81.3 million, compared with $73.1 million in the third quarter of 2011, an increase of 11.2%. Operating profit was $8.3 million for the third quarter 2012, compared with operating profit of $6.4 million in the third quarter of 2011, an increase of 29.7%.
The third quarter 2012 sales increase reflected higher sales of $8.7 million from engineered products and services, partially offset by slightly lower sales of energy systems and turbine engines. The higher sales of engineered products and services primarily reflected higher sales from increased manufacturing programs and new missile defense contracts, partially offset by lower sales related to nuclear and environmental programs. Operating profit in the third quarter of 2012 reflected the impact of higher sales as well as higher margins for engineered products and services. Cost of sales as a percentage of sales for the third quarter of 2012 remained at 80.7%.
First nine months of 2012 compared with the first nine months of 2011
The Engineered Systems segment’s first nine months 2012 sales were $232.1 million, compared with $234.6 million for the first nine months of 2011, a decrease of 1.1%. Operating profit was $21.9 million for the first nine months 2012, compared with operating profit of $21.6 million for the first nine months of 2011, an increase of 1.4%.
The first nine months 2012 sales decreased $2.5 million and reflected lower sales of $5.4 million from engineered products and services, partially offset by higher sales of $2.2 million for energy systems and $0.7 million for turbine engines. The sales decrease from engineered products and services, primarily reflected lower sales of space and defense programs as well as nuclear programs. Operating profit in the first nine months of 2012 improved slightly despite a small decrease in sales. The first nine months of 2012 cost of sales in total dollars decreased by $1.1 million, compared with the first nine months of 2011, and largely reflected the impact of lower sales. Cost of sales as a percentage of sales for the first nine months of 2012 increased slightly to 81.3%, compared with 80.9% in the first nine months of 2011 and reflected product mix differences.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities from continuing operations was $67.6 million for the first nine months of 2012, compared with net cash provided by operating activities from continuing operations of $139.7 million for the same period of 2011. The lower cash provided by operating activities from continuing operations in the first nine months of 2012 reflected the impact of the timing of accounts receivable collections and higher cash contributions to the domestic pension plan. The 2012 net cash provided by operating activities from continuing operations amount includes voluntary cash contributions of $92.8 million to the domestic pension plan, compared with $69.0 million in voluntary cash contributions to the domestic pension plan for the first nine months of 2011.
Our net cash used in investing activities from continuing operations was $431.2 million for the first nine months of 2012, compared with net cash used by investing activities from continuing operations of $207.4 million for the first nine months of 2011. The 2012 amount includes $389.2 million for the current year acquisitions of LeCroy, PDM Neptec, BlueView, VariSystems and Optech. The 2011 amount included $363.5 million for the acquisitions of DALSA and Nova as well as the 19% investment in the parent company of Optech. We funded the purchases primarily from borrowings under our credit facility and cash on hand. The 2011 amount also includes net cash proceeds of $183.6 million from the sale of the piston engines business.
Capital expenditures for the first nine months of 2012 and 2011 were $43.0 million and $27.6 million, respectively.
Our goodwill was $990.4 million at September 30, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 resulted from current year acquisitions and the impact of exchange rate changes. Teledyne's net acquired intangible assets were $277.3 million at September 30, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 resulted from current year acquisitions and the impact of exchange rate changes, partially offset by amortization. The Company's cost to acquire LeCroy, PDM Neptec, BlueView, VariSystems and Optech has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the PDM Neptec, BlueView, VariSystems and Optech acquisitions. The Company is in the process of specifically identifying the amounts assigned to certain assets and liabilities, acquired intangible assets and the related impact on goodwill for the LeCroy acquisition.
Financing activities provided cash of $338.4 million for the first nine months of 2012, compared with cash provided by financing activities of $33.9 million for the first nine months of 2011. Cash provided by financing activities for the first nine months of 2012 and 2011, included net borrowings of $318.2 million and $23.0 million, respectively. Proceeds from the exercise of stock options were $12.2 million and $10.9 million for the first nine months of 2012 and 2011, respectively. The first nine months of 2012 and 2011, included $4.7 million and $5.2 million, respectively, in excess tax benefits related to stock option exercises.
Working capital was $340.7 million at September 30, 2012, compared with $268.5 million at January 1, 2012. The increase in working capital primarily reflected the impact of current year acquisitions.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect capital expenditures to be approximately $76.0 million in 2012, of which $43.0 million has been spent in the first nine months of 2012.
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
Total debt at September 30, 2012, includes $367.9 million outstanding under the $550.0 million credit facility, $250.0 million in senior notes and $15.1 million in other debt, of which $0.5 million is current. The Company also has $14.7 million in capital leases, of which $1.6 million is current. At September 30, 2012, Teledyne had $13.4 million in outstanding letters of credit. Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $169.9 million at September 30, 2012. The credit agreement requires the Company to comply with various financial and operating covenants and at September 30, 2012 the Company was in compliance with these covenants. As of September 30, 2012 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At September 30, 2012 the required financial ratios and the actual ratios were as follows:

$550.0 million Credit Facility expires February 2016
Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	14.4 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020
Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	14.4 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement.

2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were no amounts outstanding under this credit line at September 30, 2012. This credit line is utilized, as needed, for periodic cash needs. On October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.

Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. We enhanced the revenue recognition policy in the first quarter of 2012 to provide additional information regarding our revenue recognition policy. No other changes have been made to our critical accounting policies since the first quarter.
For additional discussion of the application of the other critical accounting policies and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2011 Form 10-K and our First and Second Quarter 2012 Form 10-Q's.

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

Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at September 30, 2012 would result in a decrease or increase in the fair value of our foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars by approximately $8.2 million. For additional information please see Derivative Instruments discussed in Note 3 to these condensed consolidated financial statements.

Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $550.0 million credit facility. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of September 30, 2012, we had $367.9 million in outstanding indebtedness under our credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.7 million, assuming the $367.9 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2012, are effective.
In connection with our evaluation during the quarterly period ended September 30, 2012, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part I, “Financial Statements — Note 11 — Lawsuits, Claims, Commitments and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2011 Form 10-K in response to Item 1A to Part 1 of Form 10-K, except as disclosed in Item 3, Quantitative and Qualitative Disclosures About Market Risk under Interest Rate Exposure and except as arising out of our recent acquisition of LeCroy Corporation. As disclosed, Teledyne funded the acquisition from borrowings under its credit facility and thus Teledyne’s outstanding indebtedness has increased. While there are risks associated with acquisitions generally, with this acquisition, a greater percentage of revenues will arise from international sources. In addition, with this acquisition, a larger percentage of Teledyne’s sales will be to commercial customers as opposed to the U.S. Government. Like other Teledyne businesses, continued innovation and research and development efforts will be required to maintain Teledyne LeCroy, Inc.’s leadership position in oscilloscopes.

Item 2.	Unregistered sales of equity securities and use of proceeds
On October 25, 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. No shares were repurchased under the program in 2012. As of September 30, 2012, 1,841,438 shares remained available for repurchase pursuant to this program.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 6, 2012	By:	/s/ Dale A. Schnittjer
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