Form 10-K
period 2012-12-30
TELEDYNE TECHNOLOGIES INC
filed 2013-02-26
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 1-15295
TELEDYNE TECHNOLOGIES INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	25-1843385
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)
1049 Camino Dos Rios, Thousand Oaks, California	91360-2362
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (805)-373-4545
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates on June 29, 2012 was $2.2 billion, based on the closing price of a share of Common Stock on such date, which is the last business day of the registrant's most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 22, 2013, there were 37,297,596 shares of the registrant's Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant's proxy statement for its 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 12 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business.
Who We Are
Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets. We have evolved from a company that was primarily focused on aerospace and defense to one that serves multiple markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, electronics design and development, factory automation and medical imaging. Our products include monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, digital imaging sensors and cameras, aircraft information management systems, and defense electronic and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.
Total sales in 2012 were $2,127.3 million, compared with $1,941.9 million in 2011 and $1,644.2 million in 2010. Our aggregate segment operating profit and other segment income were $279.8 million in 2012, $260.9 million in 2011 and $207.3 million in 2010. These amounts exclude discontinued operations related to our general aviation piston engine businesses that were sold in April 2011. Approximately 68% of our total sales in 2012 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 59% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost plus fee-type contracts. Sales to international customers accounted for approximately 39% of total sales in 2012.
Our businesses are divided into four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2012, 2011 and 2010 are summarized in the following table:

	Percentage of Sales
Segment	2012	2011	2010
Instrumentation	35%	32%	35%
Digital Imaging	20	18	8
Aerospace and Defense Electronics	31	34	37
Engineered Systems	14	16	20
Total	100%	100%	100%

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

Our Recent Acquisitions
Consistent with our strategy, during 2012, we acquired:

•
LeCroy Corporation (“LeCroy”) - LeCroy, headquartered in Chestnut Ridge, New York, is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. This acquisition broadened Teledyne's portfolio of analytical instrumentation with the addition of electronic test and measurement solutions.

•
The parent company of PDM Neptec Limited (“PDM Neptec”) - PDM Neptec, located in Hampshire, United Kingdom, provides underwater cables and fiber optic and electrical subsea connectors. This acquisition expanded our line of harsh-environment marine connectors, added additional engineering talent and strengthened our international sales channels.

•
BlueView Technologies Inc. (“BlueView”) - BlueView, located in Seattle, Washington, provides compact forward-looking imaging sonar, microbathymetry systems and 3D scanning sonar. BlueView's imaging sonars and microbathymetry systems further increased Teledyne's instrumentation content on autonomous underwater vehicles (“AUVs”) and remotely operated vehicles (“ROVs”) used in oil and gas and marine survey applications.

•
A majority interest in the parent company of Optech Incorporated (“Optech”) - Optech, headquartered in Vaughan, Ontario, Canada, provides light detection and ranging (“LIDAR”) systems used in airborne terrestrial mapping, airborne laser bathymetry, mobile mapping and laser imaging. Optech's LIDAR systems add 3D imaging to Teledyne's portfolio of visible, infrared, X-ray and ultraviolet sensors, cameras and software. Optech's bathymetric LIDAR systems used for coastal mapping and shallow water profiling also complement our marine survey sensors and systems.

•
VariSystems Inc. (“VariSystems”) - VariSystems, headquartered in Calgary, Alberta, Canada is a leading supplier of custom harsh environment interconnects used in energy exploration and production. This acquisition further expanded Teledyne's portfolio of rugged interconnect solutions used in energy exploration and production and provides greater access to land-based energy markets, specifically hydraulic fracturing and oil sands applications.

In 2012, Teledyne spent $389.2 million on these acquisitions.
Available Information
Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports at www.sec.gov . In addition, our Corporate Governance Guidelines, our Global Code of Ethical Business Conduct, our Codes of Ethics for Financial Executives, Directors and Service Providers and the Charters of the standing committees of our Board of Directors are available on our website. We intend to post any amendments to these policies, guidelines and charters on our website. Our website address is www.teledyne.com.
You will be responsible for any costs normally associated with electronic access, such as usage and telephone charges. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, please write to Melanie S. Cibik, Senior Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362, and a copy of such requested document will be provided to you, free-of-charge.
Our Business Segments
Our businesses are divided into four segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics, and Engineered Systems. Financial information about our business segments can be found in Note 13 to our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
Instrumentation
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.

Marine Instrumentation
We offer a variety of underwater acoustic and other monitoring products. We design and manufacture geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. Our Acoustic Doppler Current profilers (“ADCPs”) precisely measure currents at varying depths in oceans and rivers, and our Doppler Velocity Logs (“DVLs”) are used for navigation by civilian and military surface ships, unmanned underwater vehicles and naval divers. Additionally, we design and manufacture hydrographic survey instrumentation used in port surveys, dredging, pre and post-installation of offshore energy infrastructure and other challenging underwater applications. We manufacture a commercial multibeam echo sounder that incorporates a unique 24-bit analog to digital conversion process. We recently developed permanent reservoir monitoring subsystems for deepwater applications. In addition to our DVLs, which are acoustic navigation devices, we design and manufacture inertial sensing and navigation products, as well as subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.
We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment and submerged monitoring systems. We also manufacture subsea and topside pipeline corrosion and erosion monitoring detectors as well as flow integrity monitoring solutions for the oil and gas industry. These flow assurance sensors and equipment rely on our wet-mateable interconnect systems and our sensor feed-through systems. Our Teledyne Oil & Gas group and Teledyne Scientific Company have been working collaboratively to improve the reliability of materials exposed to ultra deep sea conditions. In 2012, we received funding from a customer to develop a subsea high-power electrical interconnect system for a deepwater oil field in Brazil. Additional funding has also been received from a customer for a deep water Gulf of Mexico application.
We offer a variety of marine instrumentation products used by the U.S. Navy and in energy exploration, oceanographic research and port and harbor security services. Our products include acoustic modems for networked underwater communication and sidescan and sub-bottom profiling sonar systems. Originally developed with our acoustic technology, we provide quality control and package integrity systems under the Taptone ® brand to the food and beverage, personal care and pharmaceutical industries. We also manufacture complete autonomous underwater vehicle systems. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems as part of a mobile underwater sensing and communication network. The modular design of our battery-powered, man-portable Gavia™ autonomous underwater vehicle allows for rapid sensor bay reconfiguration and battery replacement capability. Our Slocum gliders, as well as our ADCPs, are being used as part of the National Science Foundation's Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales.
Environmental Instrumentation
We offer a wide range of products for environmental monitoring. Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, oxides of nitrogen, methane and ozone in order to measure the quality of the air we breathe. We have also recently added instrumentation for monitoring particulate air pollution, and we supply environmental monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices, package integrity inspection systems and torque measurement sensors. We were a pioneer in the development of precision trace oxygen analyzers, and we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our sampler products include portable, refrigerated and specialty samplers used in hazardous location applications. Flow meters include ultrasonic, submerged probe, bubbler and area velocity models. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities. Our broad line of instruments for precise measurement and control of vacuum and gas flow are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.
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
Test and Measurement Instrumentation
With the August 3, 2012 acquisition of LeCroy, we now develop, manufacture, sell and license high-performance oscilloscopes and communication protocol analyzers. We also provide related test and measurement equipment, probes, accessories and application solutions. To a lesser extent, we provide extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.
Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer eight families of real-time oscilloscopes, which address different solutions: HDO4000/HDO6000, our recently introduced 12-bit, high definition oscilloscopes; LabMaster 10 Zi-A, our highest bandwidth performance oscilloscope; WaveMaster, our industry leading high-end oscilloscope family; WavePro, which is targeted at the mid-to high-range performance sector; WaveRunner, designed for the general purpose and bench-top sector; WaveSurfer designed for users in the lower bandwidth bench-top sector of the market; WaveJet, designed for value-oriented users in the economy sector of the market; and WaveAce, our entry-level oscilloscope products. In addition to our real-time oscilloscopes, we have the WaveExpert family of sampling oscilloscopes and modules. Our protocol analyzers are used by designers and engineers to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards.
Our test and measurement products are sold into a broad range of industry sectors, including computer, semiconductor, consumer electronics, data storage, automotive, industrial, military, aerospace and telecommunications. We believe designers in all of these industry sectors are developing products which rely on increasingly complex electronic signals to provide the features and performance their customers require.
Digital Imaging
Our Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as micro electro mechanical systems (“MEMS”). It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
With the February 12, 2011 acquisition of DALSA, we expanded our imaging products and solutions capabilities and customer base. We design, develop and manufacture image capture products, primarily consisting of high performance image sensors and digital cameras for use in industrial, scientific, medical and professional applications. We also design, develop and manufacture image processing products, primarily consisting of hardware and software for image processing in industrial and medical applications. We continue to develop high-resolution, low dose X-ray sensors for medical and dental applications. Our high performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. In particular, our CMOS image sensing technology is used in our large flat panel X-ray detectors for medical and dental X-ray imaging. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Unlike our OEM imaging products, this category of cameras is designed to be quickly deployed by technicians on the factory floor.
Additionally, we produce and provide manufacturing services for MEMS, high voltage and mixed signal CMOS devices and complete integrated circuit (“IC”) products. The majority of our semiconductor manufacturing capacity is consumed by external customers with the remaining capacity applied towards supplying unique CCD fabrication services for our internal image sensor requirements.
Through Optech, our Digital Imaging segment provides LIDAR systems for airborne terrestrial mapping, mobile mapping and laser-based 3D imaging applications.  Optech's imaging and mapping systems are used by commercial customers engaged in the energy, natural resources and infrastructure industries, as well as government customers.  In addition, Optech provides systems and software for airborne laser bathymetry.  These systems provide simultaneous high-resolution 3D data and imagery of coastal land and the seafloor, as well as information about the seafloor and water column.
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
We produce advanced focal plane arrays, sensors, and subsystems that cover a broad spectrum of frequencies from X-ray wavelengths to 18 micron long-wave infrared wavelengths. We are a leader in the development and production of large format focal plane array sensors for both military and space science markets. We support the production of third generation dual band infrared imagers designed to enable members of the armed forces to identify threats on the battlefield before any enemy can detect their presence. Our space sensors are used on the Hubble Space Telescope and the Moon Mineralogy Mapper and are expected to be used in future NASA missions such as the James Webb Space Telescope. We have developed various sensors, subassemblies and cameras for air- and ground-based applications. We have developed indium antimonide cameras and hyperspectral sensors for unmanned aerial vehicles. Most recently, we introduced the first miniature hot mid-wave infrared strained-layer-super lattice based 640X512 tactical camera targeted for missile seekers, personal weapon sights, light payloads for unmanned aerial vehicles, hand held imaging applications and situational awareness. We also design and manufacture advanced military laser protection eyewear. Finally, we develop low-noise, high performance cameras for use in laboratory instruments.

Aerospace and Defense Electronics
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
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
We design and manufacture solid state radio frequency (“RF”) and microwave components and subassemblies used in a wide variety of applications.   As components which form the building blocks for electronic systems, we produce amplifiers, voltage-controlled oscillators, YIGs, BAWs, low noise amplifiers "LNAs", microwave mixers, and detectors using LDMOS, GaAs, GaN, InP, and SiC technologies.  These components form the basis for our line of solid state power amplifiers, RF converters, and modems which are used in systems that provide communications links between ground stations, mobile units, UAVs, and orbiting satellites. Such products are also used in mobile telephone, TV broadcast and commercial data communications networks.  In addition, a variety of our products are modified to design and manufacture higher level subsystems including: Improvised Explosive Device "IED" detection and jamming; UAV, mobile, and fixed location radar transmitters and receivers; and test and measurement systems; as well as Instantaneous Frequency Measurement "IFM"-based systems and subsystems, including integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.
We supply a variety of connectors and cable assemblies, including specialized high voltage connectors and subassemblies and coax microwave cable and connectors, for defense, aerospace and industrial applications. We also provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets. Additionally, we produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors. We manufacture microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs. We have been awarded several development contracts to furnish electronic safe and arm devices for use in a number of military applications.
We provide specialty electronic manufacturing services. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication. We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment. We manufacture advanced packaging solutions for military and commercial aircraft using rigid and rigid-flex printed circuit boards.
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
We are a leading supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft's flight data recorder as well as record additional data for the airline's operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne's patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, as well as aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines and the U.S. military. We also provide lead acid aircraft batteries for general aviation, and business and light jet applications.

Engineered Systems
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
Engineered Products and Services
Teledyne Brown Engineering, Inc. is a well-recognized full-service space, missile defense, marine systems, and energy company.
Our missile defense engineering and analytic capabilities include; concept definition; systems design, development, integration and testing; and prototype manufacturing with specialization in Service Oriented Architecture applications and real-time distributed test and Command and Control (“C2”) systems. We lead and support air and missile defense programs, including the Extended Air Defense Simulation (“EADSIM”) and the Objective Simulation Framework (“OSF”) programs. Associated engineering support tasks generally involve analysis, test and evaluation of air and ballistic missile defense system performance on a large number of major programs, including the Ground-based Midcourse Defense, Aegis Ballistic Missile Defense, the Patriot Advanced Capability 3, and the Terminal High Altitude Area Defense (“THAAD”) systems. As the Missile Defense Agency (“MDA”) prime contractor for the OSF contract, we design, develop, test, implement and maintain the OSF. The OSF is being designed to support full scale simulations, ground tests and live fire events throughout the life cycle of the Ballistic Missile Defense System.
We specialize in marine systems design and manufacturing. For the U.S. Special Operations Command, we are the prime contractor engaged to design, develop, test, manufacture and sustain the Shallow Water Command Submersible (“SWCS”) vehicle to replace the current SEAL Delivery Vehicle. We are producing the Littoral Battlespace Sensing Glider (“LBS-G”) system for the U.S. Navy Program Executive Office - Command, Control, Computer and Intelligence (“PEO-C4I”). Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program. We manufacture gun mounts for the Littoral Combat Ship program and, under contract to Raytheon Company, we manufacture advanced mine detection and neutralization systems.
We are active in U.S. space programs and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA's Marshall Space Flight Center. In 2012, NASA awarded us a cooperative agreement to foster the commercial utilization of the ISS. Under this agreement, we are working to develop a commercial earth imaging platform known as the Multi-User System for Earth Imaging (“MUSES”). We also design, develop, and manufacture components for liquid rocket engines, scientific payloads, and manned space vehicles.
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
Extending our historic facilities and plant management services to the commercial arena, in November 2012, we were awarded a three-year lab and office facility management contract for research services from The Dow Chemical Company. We are currently leading on-site and off-site management and support research services at Dow Chemical research facilities in Midland, Michigan, Freeport, Texas and Spring House, Pennsylvania.
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
Customers
We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales during 2012, 2011 or 2010. Our largest commercial customer, a customer of our Instrumentation segment, accounted for 3.4%, 2.9% and 3.5% of total sales in 2012, 2011 and 2010, respectively.
Sales to international customers accounted for approximately 39% of total sales in 2012, compared with 36% in 2011 and 29% in 2010. In 2012, we sold products to customers in over 100 foreign countries. Approximately 90 percent of our sales to foreign customers were made to customers in 24 foreign countries. The 2012 top five countries for international sales were the United Kingdom, Norway, China, Germany and Japan and constituted approximately 19% of our total sales.
Approximately 32%, 36% and 44% of our total sales for 2012, 2011 and 2010, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

	2012	2011	2010
Instrumentation	$39.9	$38.6	$35.6
Digital Imaging	128.8	110.2	93.3
Aerospace and Defense Electronics	269.9	303.6	302.4
Engineered Systems	245.4	242.0	296.1
Total U.S. Government sales	$684.0	$694.4	$727.4
Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 26%, 29% and 34% of our total sales for 2012, 2011 and 2010, respectively. In both 2012 and 2011, our largest program with the U.S. Government was the Systems Development and Operations Support contract with NASA's Marshall Space Flight Center, which represented 1.9% of our total sales in both years. In 2010, our largest program with the U.S. Government was the Systems Engineering and Technical Assistance contract with the Space and Missile Defense Command, and it represented 3.4% of then total sales.
As described on pages 13 through 15, there are risks associated with doing business with the U.S. Government. In 2012, approximately 59% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 60% in 2011 and 54% in 2010. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had six U.S. Government contracts terminated for convenience in 2012, compared to seven in 2011 and two in 2010.
Our total backlog of confirmed orders was approximately $952.5 million at December 30, 2012, compared with $944.6 million at January 1, 2012 and $863.8 million at December 31, 2010. We expect to fulfill 99% of such backlog of confirmed orders during 2013.
Raw Materials and Suppliers
Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and also third party suppliers and subcontractors, including international sources. Some of the items we purchase for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes and certain infrared detectors substrates, as well as certain scintillator materials use in the production of our X-ray detectors, are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. While over the years we have not experienced much difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes, continuing disruption in the global economy and financial markets could trigger increased pricing and otherwise affect our suppliers as well as our ability to procure some supplies.
Sales and Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.
Our segments use a combination of internal sales forces, distributors and commissioned sales representatives to market and sell our products and services. Our Teledyne Instruments companies and other businesses have been working over the years to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have been marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Oil & Gas, Teledyne Marine, Teledyne Nuclear, Teledyne Water Quality and Teledyne Microwave Solutions.
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
Through Teledyne Technologies International Corp. and other subsidiaries, the Company has established offices in foreign countries to facilitate international sales for various businesses. Locations include Brazil, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Switzerland and the United Arab Emirates.
Competition
We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete. Although we have certain advantages that we believe help us compete effectively in our markets, each of our markets is highly competitive. Because of the diversity of products sold and the number of markets we serve, we encounter a wide variety of competitors. Our businesses vigorously compete on the basis of quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.

Research and Development
Our research and development efforts primarily involve engineering and design related to improving products and developing new products and technologies in the same or similar fields. We spent a total of $364.2 million in 2012, $315.7 million in 2011 and $319.9 million in 2010 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 64% of total research and development costs for 2012, compared with 68% in 2011 and 81% in 2010.
In 2012, we incurred $131.6 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $157.1 million in 2013.
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
Employees
We consider our relations with our employees to be good. Our total current workforce consists of approximately 9,630 employees, of which approximately 7,200 employees are located in the United States.
Executive Management
Teledyne's executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	71	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne and PPG Industries, Inc.
Melanie S. Cibik* Senior Vice President, General Counsel and Secretary	53
Miss Cibik has been Senior Vice President, General Counsel and Secretary of Teledyne since September 1, 2012. For more than five years prior to that she had been Vice President, Associate General Counsel and Assistant Secretary of Teledyne.

Susan L. Main* Senior Vice President and Chief Financial Officer	54
Ms. Main has been Senior Vice President and Chief Financial Officer of the Company since November 19, 2012. For more than five years prior to that she had been Vice President and Controller of Teledyne.

Wajid Ali* Vice President and Controller	39
Mr. Ali has been Vice President and Controller of the Company since November 19, 2012. For more than five years prior to that he had been Vice President and Chief Financial Officer of Teledyne DALSA, Inc. (formerly known as DALSA Corporation).

George C. Bobb III* Vice President, Chief Compliance Officer and Deputy General Counsel - Litigation	38
Mr. Bobb has been the Vice President, Chief Compliance Officer and Deputy General Counsel - Litigation of Teledyne since September 1, 2012.  He had been an Associate General Counsel of Teledyne and the General Counsel of the Engineered Systems and Digital Imaging segments since August 2011. Since December 20, 2011, he has been Teledyne's Chief Ethics Officer. Prior to that, he held numerous legal roles since he joined Teledyne in July 2008. Prior to joining Teledyne, he served as Deputy Chief of Staff, and before then Counsel, for National Security Law and Policy in the National Security Division of the U.S. Department of Justice.

Name and Title	Age	Principal Occupations Last 5 Years
Segment Management:
Aldo Pichelli* President and Chief Operating Officer, Instrumentation and Aerospace and Defense Electronics Segments	61
Mr. Pichelli has been President and Chief Operating Officer of Teledyne's Instrumentation and Aerospace and Defense Electronics segments since January 2, 2011. From September 1, 2007, to that date, he had been President and Chief Operating Officer of the Electronics and Communications segment.

Rex D. Geveden* President, Engineered Systems Segment and President and Chief Executive Officer of Teledyne Scientific & Imaging, LLC	51
Mr. Geveden has been the President of Teledyne Brown Engineering, Inc. and the Engineered Systems segment since August 1, 2007. Since January 16, 2012, he has also been the President and Chief Executive Officer of Teledyne Scientific & Imaging, LLC. From January 1, 2008 through January 2, 2011, he had been the President of the Energy and Power Systems segment. Prior to that, Mr. Geveden served as the Associate Administrator of the National Aeronautics and Space Administration (NASA) where he functioned as the agency's chief operating officer.

Brian C. Doody Chief Executive Officer and President, Teledyne DALSA, Inc.	51
Mr. Doody has been the Chief Executive Officer and President of Teledyne DALSA, Inc. since the February 12, 2011, acquisition of DALSA Corporation. From September 2007 to the acquisition, he had been the Chief Executive Officer of DALSA Corporation. Prior to that, he was the Chief Operating Officer of DALSA Corporation.

Thomas H. Reslewic President and Chief Executive Officer, Teledyne LeCroy, Inc.	53
Mr. Reslewic has been the President and Chief Executive Officer of Teledyne LeCroy, Inc. since the August 3, 2012, acquisition. Prior to the acquisition, he had been the President and Chief Executive Officer of LeCroy since January 2002.

Name and Title	Age	Principal Occupations Last 5 Years
Other Officers:
Cynthia Belak Vice President, Business Risk Assurance	56
Ms. Belak became the Vice President, Business Risk Assurance on January 24, 2012. Prior to that, since January 4, 2010, she had been Group Controller within the Aerospace and Defense Electronics segment. From February 2008 until joining Teledyne, she was the Vice President of Finance of Sypris Electronics LLC, and prior thereto, she was Vice President of Finance and Controller of Sypris Data Systems Inc.

Stephen F. Blackwood Vice President and Treasurer	50
Mr. Blackwood has been Vice President and Treasurer of Teledyne since April 23, 2008. From March 2007 to April 2008, he was Treasurer and Senior Director of Investor Relations of MannKind Corporation, a biotechnology company.

Robyn E. McGowan Vice President, Administration, Human Resources and Assistant Secretary	48	Ms. McGowan has been Vice President - Administration, Human Resources and Assistant Secretary of the Company for more than five years.
Patrick Neville Vice President and Chief Information Officer	39
Mr. Neville has been Vice President and Chief Information Officer since October 4, 2010. From January 2010 to June 2010, he was Director of IT Global Operations at Iberdrola S.A. and from January 2003 to December 2009 he was Vice President of Information Technology at Energy East Corporation.

Robert W. Steenberge Vice President and Chief Technology Officer	65	Mr. Steenberge has been a Vice President of the Company and Teledyne's Chief Technology Officer for more than five years.
Jason VanWees Vice President, Strategy and Mergers & Acquisitions	41
Mr. VanWees has been Vice President, Strategy and Mergers & Acquisitions since September 1, 2012. Prior to that, he had been Vice President, Corporate Development and Investor Relations of the Company, for more than five years.

 * Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Robert Mehrabian and Teledyne have entered into a Fourth Amended and Restated Employment Agreement dated as of January 21, 2009. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer through at least December 31, 2014, because 12 months' notice of nonrenewal had not been given prior to the expiration of the term ended December 31, 2012. The agreement automatically renews for a successive one year unless either party gives the other written notice of its election not to renew at least 12 months before the expiration of the current term or any successive renewal terms. If notice is given, Dr. Mehrabian would then retire on December 31st of the year following the 12th month after receipt of the notice. Under the agreement, Dr. Mehrabian's annual base salary is $910,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne's annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement.
In connection with our agreement to purchase DALSA Corporation in December 2010, DALSA entered into an executive employment agreement with Wajid Ali, who at the time was the Chief Financial Officer of DALSA. In November 2012, Mr. Ali was promoted to Vice President and Controller of Teledyne. Under the Executive Employment Agreement dated December 22, 2010, in the event Mr. Ali is terminated for reasons other than just cause or death or disability, or in the event Mr. Ali terminates his employment for good reason, he is entitled to a lump sum payment equal to between one and two times (based on how long he has worked at Teledyne or DALSA) his annual base salary, a lump sum amount equal to between one and two times (based on how long he has worked at Teledyne or DALSA) the average annual AIP payment received by Mr. Ali in each of the last three fiscal years, continuation of health benefits, and a pro-rated AIP payment based on the average annual AIP payment received by Mr. Ali in each of the last three fiscal years. (In the event of a termination of Mr. Ali in a change of control in which he receives benefits under the Change of Control Severance Agreement described below, he will not receive duplicative benefits under his executive employment agreement.)
Mr. Ali also is a party to an agreement pursuant to which he agrees not to compete with DALSA and Teledyne or solicit employees and customers during the 18 months following the termination of his employment (for any reason).

Seventeen current members of management have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive's employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

•
A cash payment equal to three times (in the case of Dr. Mehrabian) or two times (in the case of Mr. Pichelli, Mr. Geveden, Ms. Main and Mr. Ali and 12 other executives) the sum of (i) the executive's highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan bonus target for the year in which the change in control occurs or the average actual bonus payout for the three years immediately preceding the change in control, whichever is higher (in the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden, Ms. Main and Mr. Ali and 11 other executives) or the Annual Incentive Plan bonus target for the year in which the change in control occurs or the actual bonus payout for the year immediately preceding the change in control, whichever is higher (in the case of one other executive).

•
A cash payment for the current Annual Incentive Plan bonus cycle based on the fraction of the year worked times the Annual Incentive Plan target objectives at 100% (in the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden and 11 other executives) or 120% (in the case of one other executive) (with payment of the prior year bonus if not yet paid).

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

•
Full vesting under the Company's pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•
Immediate vesting of all stock options, with options being exercisable for the full remainder of the term (in the case of one executive, this immediate vesting of options takes place upon a change of control.)

•
In the case of one executive, a “gross-up-payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on the executive as a result of the payments constituting an “excess parachute” as defined in Section 280G of the Internal Revenue Code. In the case of Dr. Mehrabian, Mr. Pichelli, Mr. Geveden, Ms. Main and Mr. Ali and 11 other executives, the executive will receive the better of, on an after-tax basis, (a) the unreduced excess parachute payment with no tax gross up payment, or (b) a parachute payment reduced to a level below which an excise tax is imposed.

The agreements were amended as of December 31, 2008 to defer certain payments for six months following a separation of service to assure compliance with Section 409A of the Internal Revenue Code.
On or before February 25, 2011, Dr. Mehrabian, Mr. Pichelli, Mr. Geveden, Ms. Main and seven other executives voluntarily agreed to amend and restate their agreements to conform the agreements to prevailing best practices. Subsequently, the Company entered into change of control severance agreements, which substantially conformed to the amended and restated agreement version, with five other executives. As compared to the prior agreements, as reflected above, the amended and restated change in control severance agreements contain four key changes or reductions as follows:

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

On January 31, 2011, Teledyne also provided notice to one executive who did not agree to sign the amended and restated change in control agreement that it would not extend the term of his agreement, which action results in the termination of his existing change in control severance agreement three years from the date of such notice (January 31, 2014).
The Company has entered into individual Indemnification Agreements with directors and certain officers and executives of Teledyne, including those then members of Executive Management listed above. The Indemnification Agreements provide the directors and executives who are parties to the agreements with a stand-alone contractual right to indemnification and expense advancement to the greatest extent allowable under Delaware law. The Indemnification Agreements also provide:

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

•
The Company has an obligation to advance, on an unsecured and interest free basis, reasonable expenses incurred by the indemnitee within 30 days of the indemnitee's request. The indemnitee does not need to meet any standard of conduct to be entitled to advancement of expenses and there is no determination requirement to be made by the Board in connection with the advancements of expenses. An indemnity must repay any amounts advanced if it ultimately determined that the indemnity is not entitled to indemnification.

Our indemnification obligations do not cover the following situations: (1) where indemnification payments have been made under director's & officer's insurance or other indemnification provisions; (2) where the claim is based on disgorgement of short-swing profits under Section 16(b) of the Exchange Act; (3) where the claim is based on reimbursement by the indemnitee to the Company of a bonus or other incentive-based or equity-based compensation if required under the Exchange Act (e.g., in connection with a restatement as a result of the company's noncompliance with the financial reporting requirements required by Section 304 of the Sarbanes-Oxley Act); or (4) where the proceeding is initiated by the indemnitee (other than proceedings that are consented to by the Board or that the indemnitee initiates against the Company to enforce the Agreement).
Under the Indemnification Agreements, in the event of a change in control or we reduce or do not renew our director's & officer's insurance coverage, we are required to purchase (or cause the acquirer or successor to the Company to purchase or maintain) a six-year tail policy, subject to a 200% premium cap. The agreements continue until the later of (i) 10 years after the indemnitee ceases to serve as a director or officer, and (ii) one year following the final termination of any proceeding subject to the agreement.

Item 1A.	Risk Factors.
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may from time to time make, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne's 2012 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

A new global recession, continued economic uncertainty in Europe or an economic downturn in China may adversely affect us.
If another global recession emerges, if economic uncertainty in Europe continues or worsens, or if economic growth in China substantially slows, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of customers. If negative conditions in the global credit markets prevent our customers' access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, results of operations, and cash flows.
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
We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 32% of our total revenue in 2012, as compared with 36% in 2011 and 44% in 2010. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The failure by Congress to approve budgets on a timely basis could delay procurement of our services and products and cause us to lose future revenues. The U.S. Government's inability to complete its budget process, or to fund government operations pursuant to a continuing resolution, may result in a U.S. Government shutdown which could result in a material loss of revenues for us. U.S. defense spending is expected to decline in some areas over the next few years. A continued emphasis on Federal deficit and debt reduction could lead to a decrease in overall defense spending. The continued war on terrorism and a winding down of the Iraq and Afghanistan wars also could result in a diversion of funds from programs in which Teledyne participates. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in more intense competition on programs, which could result in lower revenues and profits.

The sequestration provision of the Budget Control Act of 2011 would impose $500 billion of defense cuts over nine years starting in fiscal year 2013, which represents approximately 9 percent of planned defense funding over the period. If sequestration is triggered, the fiscal year 2013 defense budget could be lowered by as much as $40 to $50 billion, or approximately 9 percent. How these reductions would be implemented has not been defined. Congress recently extended the deadline for resolving sequestration to March 1, 2013.  We are unable to predict the impact that sequestration or other defense spending cuts would have on funding for defense programs in which we participate; however, the reductions could have a material adverse impact on our business if they are implemented.  In addition, uncertainty related to ongoing fiscal debates in Congress and the threat of sequestration, if it continues to be unresolved, could result in our government and defense contractor customers delaying orders or payments or reducing spending on programs in which we participate.
Continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and our Congress for various Defense and NASA programs could continue to impact our Engineered Systems and Aerospace and Defense Electronics segments. For example, changes in national space policy that affect NASA's budget have occurred. There have also been significant reductions in missile defense budgets. We anticipate continuing scrutiny of those budgets to impact our revenues. Our Engineered Systems segment may be further impacted by delays in production funding on the Joint Air-to-Surface Standoff Missile (“JASSM”) program and a possible reduction of continued production runs under the Harpoon missile program. The timing of program cycles can also affect our results of operations for a particular quarter or year. It is not uncommon for the Department of Defense to delay the timing of awards for major programs for six to twelve months, or more, beyond the original projected timeframe. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As the Defense Advanced Research Projects Agency, referred to as DARPA, reviews its programs aimed to enhance technologically U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. Finally, various Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs could negatively impact our Engineered Systems segment.
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
Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. For example, Teledyne Brown Engineering, Inc.'s Ground-based Midcourse Defense program was negatively impacted by both the nominal end date of development activity and the change in focus of the current Administration relative to missile defense.
We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. The current Administration introduced significant changes to the national space policy, including the cancellation of the NASA's Constellation Program which includes Ares launch vehicles. The Administration plans to utilize commercial launch vehicles for crew and cargo ISS expeditions, and develop a NASA heavy lift launch vehicle for space exploration. As a result of these changes, we have been attempting to transition our business to meet the needs of the new policy and programs, with the further understanding that the existing international space station will continue to be fully functional and supported and that the U.S. will continue investment in human space flight. Failure to transition our business successfully could result in reduced sales. In addition, delayed funding and lack of clear focus and support for NASA's new space policy could negatively impact our business.
Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.
Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in reprocuring undelivered items from another source. We had six U.S. Government contracts terminated for convenience in 2012, compared with seven in 2011 and two in 2010. No contracts were terminated for default during such three-year period.
We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.
There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (59% of our total U.S. Government contracts were fixed-price in 2012, 60% in 2011 and 54% in 2010). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.
Our business is subject to government contracting regulations and our failure to comply with such laws and regulations could harm our operating results and prospects.
We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. More routinely, the U.S. Government may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed would need to be refunded. We have recorded contract revenues based upon costs we expect to realize on final audit. In a worst case scenario, should a business or division involved be charged with wrongdoing, or should the U.S. Government determine that the business or division is not a “presently responsible contractor,” that business or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements.
United States and global responses to terrorism, the end of the war in Iraq and the winding down of war in Afghanistan, continuing turmoil in Middle Eastern countries, Mexican border town violence, concerns regarding nuclear proliferation and the safety of nuclear energy, potential epidemics, financial issues facing airlines and volatile energy prices increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
United States' and global responses to terrorism, the end of war in Iraq and the winding down of war in Afghanistan, continuing turmoil in Middle Eastern countries, Mexican border town violence and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets and could adversely affect our business and operations.
Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the H1N1 virus, SARS and bird flu scares. While travel by our sales and service personnel to various regions have been affected by such factors, additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Aerospace and Defense Electronics segment. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities.
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
•the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial, operating and other synergies anticipated to result from an acquisition;

•	our ability to assess, integrate and implement internal controls of acquired businesses in accordance with Section 404 of the Sarbanes-Oxley Act of 2002;

•the distraction of management resulting from the need to integrate acquired businesses;
•increased competition for acquisition targets, which may increase acquisition costs;

•	the risks associated with acquiring privately-held companies, which generally do not have as formal or comprehensive internal controls and compliance systems in place as public companies;
•production delays associated with consolidating acquired facilities and manufacturing operations;

•	risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations; and
•unanticipated changes in business and economic conditions affecting an acquired business.

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
As they have over the last few years, acquisitions may also change the nature and level of various risks faced by Teledyne. For example, the DALSA acquisition in 2011 and again the LeCroy acquisition in 2012 increased the percentage of sales attributable to commercial customers as opposed to the U.S. Government. These acquisitions, coupled with our acquisitions of additional Canada-based companies (Optech and VariSystems), also increased the percentage of revenues and expenses that arise from international sources and our consequently our exposure to U.S. and foreign policy changes and exchange rate fluctuations. Additionally, both DALSA's and LeCroy's businesses have been more capital intensive than other Teledyne businesses, increasing Teledyne's capital requirements.
Under SEC rules, Teledyne must issue a report on management's assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2012 management's report specifically excludes from its scope and coverage our 2012 acquisitions of LeCroy, BlueView, VariSystems, PDM Neptec and the majority interest in the parent company of Optech, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.
 In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense as incurred such transaction costs, which may have an adverse impact on our quarterly financial results.
We are subject to the risks associated with international sales, which could harm our business or results of operations.
During 2012, sales to international customers accounted for approximately 39% of our total revenues, as compared to 36% in 2011 and 29% in 2010. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China and Brazil. The total 2012 top five countries for international sales were United Kingdom, Norway, China, Germany and Japan, constituting 19% of our total sales. The 2011 DALSA acquisition and the 2012 LeCroy acquisition each has contributed to greater international sales. Risks associated with international sales include:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China and increased scrutiny of exports of marine instruments, digital imaging and other products;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S. - China relations;

•	difficulties in protection and enforcement of intellectual property rights;

•	transportation, including piracy in international waters; and

•	exchange fluctuations.
Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. With the 2011 acquisition of Canada-based DALSA and the 2012 acquisitions of the majority interest in the parent company of Optech and VariSystems, also Canada-based, volatility in the value of the Canadian dollar relative to the

U.S. dollar, or other foreign currencies, could adversely affect the business, operations and the financial condition of our Digital Imaging segment.
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
Among other things, we are subject to the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prohibits U.S. companies and their intermediaries from bribing foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment. Further, in 2011, the United Kingdom also implemented the U.K. Bribery Act, which raised the bar for anti-bribery law enforcement and compliance relative to the FCPA. Any determination that we had violated the FCPA, the U.K. Bribery Act, or equivalent anti-bribery and corruption laws in countries in which we do business could result in sanctions that could have a material adverse effect on our business, financial condition and results of operations. While we have procedures and compliance programs in place and conduct FCPA and other trainings, we cannot provide assurance that our internal controls will always protect us from misconduct by our employees, agents or business partners.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell a portion of our products through third parties such as distributors, value-added resellers and OEMs (collectively “distributors”). Using third parties for distribution exposes Teledyne to many risks, including competitive pressure, concentration, credit risk and compliance risks. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributor may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of December 30, 2012, we had $543.9 million in total outstanding indebtedness. This indebtedness included $250.0 million in senior unsecured notes issued and sold in a private placement transaction in September 2010, $200.0 million in term loans obtained in October 2012, $79.0 million under our $550.0 million credit facility and $14.8 million in other debt. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions or reducing our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner. We may also amend our current credit facility or enter into new credit facility. We may also elect to raise other forms of debt capital, depending on financial, market and economic conditions.
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
While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot assure that, for 2013 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products.
We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. Also, because of the prominent “Teledyne” name, we may continue to be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. To date, we have not incurred material liabilities in connection with these lawsuits. However, our historic insurance coverage, including that of its predecessors, may not fully cover such claims and the defense of such matters. Coverage typically depends on the year of purported exposure and other factors. Nonetheless, we intend to vigorously defend our position against these claims.
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
Our Teledyne Brown Engineering, Inc.'s laboratory in Knoxville, Tennessee performs radiological analyses. Errors and omissions in analyses may occur. Our insurance coverage or indemnities may not be adequate to cover potential problems associated with faulty radiological analyses.
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
Our pension expense and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial experience.
We have a defined benefit qualified pension plan covering most of our U.S. employees hired prior to 2004 or approximately 22% of our active employees. The value of the combined pension assets is currently less than our pension benefit obligation. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan. Our investment strategy may not produce the expected returns if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. In 2012, in an effort to reduce the risks associated with our current and future domestic pension obligation, we amended the pension plan to change the rate at which pension benefits accrue after February 29, 2012 and offered and made lump sum payments to certain participants in the plan whose employment with Teledyne had terminated. In 2012, 2011 and 2010, we have made voluntary pretax cash contributions totaling $198.8 million to the domestic pension plan. If, and to the extent, decreases in our pension assets are not offset by voluntary contributions, recovered through future asset returns, mitigated by an increase in the rate at which the benefit obligation is discounted, or other actions, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements.
Our future financial results could be adversely impacted by asset impairment charges.
Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is significant compared with our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.

We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
In order to remain competitive, we must make a substantial investment in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. In September 2006, we acquired Rockwell Scientific Company LLC, a provider of research and development services primarily in the areas of electronics, optics, information sciences and materials technologies, and in 2011 and in 2012 we acquired DALSA and LeCroy, respectively, each of which had historically made significant investments in research and development relative to total revenues. With Teledyne Scientific Company in our portfolio, we have been actively promoting and funding joint research and development projects with other Teledyne businesses, including Teledyne Brown Engineering, Inc., Teledyne Reynolds, Inc. and our Teledyne Oil & Gas businesses and more recently DALSA and LeCroy. Additionally, some of our businesses are actively pursuing governmental support and funding for some of their research and development initiatives, including DALSA with respect to its CMOS image sensor development efforts. Nonetheless, we may be unable to fund all of our research and development and capital investment needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability.
We may be unsuccessful in our efforts to increase our participation in new markets.
We intend to both adapt our existing technologies and develop new products to expand into new market segments. We may be unsuccessful in accessing these and other new markets if our products do not meet our customers' requirements, as a result of changes in either technology and industry standards or because of actions taken by our competitors.
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
Technological change and evolving industry and regulatory standards could cause some of our products or services to become obsolete or non-competitive.
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

We may not be able to reduce the costs of our products to satisfy customers' cost reduction mandates, which could harm our sales or margins.
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
We develop and manufacture products for customers in industries that have undergone rapid changes in the past, including the semiconductor and the telecommunications industries. In 2009, DALSA experienced a significant decline in demand for its products for the semiconductor and electronics inspection industries. These industries, or others that we serve, may exhibit rapid changes in the future and may adversely affect our operating results, or our production levels, or both.
Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers.
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, DALSA has a single source of supply for CCD and CMOS semiconductor wafers used to assemble image sensors and X-ray panel products. LeCroy currently outsources a portion of its research and development activities to a third party engineering firm in Malaysia where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks possibly creating longer lead times to obtain needed components for our products.
Some of our commercial product lines may have one or a limited number of customers, the loss of which could adversely affect our business or financial results.
While no commercial customer accounted for more than 10% of our total sales during 2012, 2011 and 2010 and we have hundreds of customers in the various industries that we serve, certain product lines may have one or a few key customers the loss of which could adversely affect our business or financial results. Teledyne's largest commercial customer, a customer of our Instrumentation segment, accounted for 3.4%, 2.9% and 3.5% of total sales in 2012, 2011 and 2010, respectively.
Newer products, such as our X-ray panel products, may initially be more heavily dependent on a singular or limited number of customers until market acceptance is obtained or due to contractual terms. Similarly, some older product lines may be more heavily dependent on a singular or limited number of customers. In either such case, the loss of such customer or customers could adversely affect our business or financial results.
Compliance with increasing environmental and climate change regulations, as well as the effects of potential environmental liabilities, could have a material adverse financial effect on us.
We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition. Additionally, environmental regulations imposed on its customers, including hydraulic fracturing moratoriums, could continue to adversely affect the business of VariSystems Inc. acquired in 2012.
 Our manufacturing operations could expose us to material environmental liabilities and companies we acquire may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition.
For additional discussion of environmental matters, see the discussion under the caption “Other Matters - Environmental” of “Item 7. Management's Discussion and Analysis of Results of Operation and Financial Condition” and Note 15 to Notes to Consolidated Financial Statements.
The U.S. Environmental Protection Agency announced that greenhouse gases (“GHGs”) threaten the public health and welfare of the American people. EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. EPA's endangerment finding covers emissions of six greenhouse gases. EPA's efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign of certain products. This could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors.
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
We may not be able to sell, exit or reconfigure businesses that we determine no longer meet with our growth strategy.
Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy. This review led to the decision to sell our general aviation piston engine businesses, which sale was completed in April 2011. In 2012, as a result of our review and declines in our electronic manufacturing services businesses, we determined to close our Teledyne Microelectronics Technologies' facility in Marina del Rey, California and began to relocate several of its product lines to other Teledyne locations.
Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. Also, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.

Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. Teledyne DALSA's facility in Quebec has in the past been impacted by severe ice storms. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. In October 2012, newly acquired LeCroy and other Teledyne facilities incurred business interruptions and were without power for several days as a result of Hurricane Sandy. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. On June 1, 2012, a tornado caused substantial damage to and interrupted business at our Teledyne Hastings Instruments facility in Hampton, Virginia. On April 27, 2011, tornados caused substantial damage in Huntsville, Alabama. While Teledyne Brown Engineering's main facility in Huntsville, Alabama incurred minimal building damage and business interruption, the facility was without power for several days. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA's facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
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
Our ability to enforce and protect our patents, copyrights, software licenses, trade secrets, know how, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we are often subject to claims that the intellectual property right is invalid, is otherwise not enforceable, or is licensed to the party against whom we are asserting a claim. In addition, as our Teledyne Controls business has experienced, our assertion of intellectual property rights often results in the other party seeking to assert alleged intellectual property rights of its own or assert other claims against us. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.
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

Increases in our effective tax rate may harm our results of operations.
Our effective tax rate for 2012 was 28.7%, compared with 32.9% for 2011 and 30.9% for 2010. Fiscal years 2012, 2011 and 2010 included net tax credits of $5.4 million, $2.4 million and $12.5 million, respectively. Excluding these items, Teledyne's effective tax rates for 2012, 2011 and 2010 would have been 31.0%, 34.0% and 38.1%, respectively. While there have been Congressional discussion about lowering the corporate tax rate in the U.S. to improve global competitiveness, a number of factors may impact our effective tax rates, which could reduce our net income, including:

•	the relative amount of income we earn in jurisdictions;

•
changes in tax laws or their interpretation, including changes in the U.S. to the taxation of foreign income and expenses, changes in tax laws in foreign jurisdictions, and changes in U.S. generally accepted accounting principles and governing body pronouncements and interpretations;

•	the resolution of issues arising from tax audits;

•	changes in valuation of our deferred tax assets and liabilities, including deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expense not deductible for tax purposes, including write-offs of acquired in process research and development and impairment of and impairments of goodwill;

•	changes in available tax credits; and

•	any decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.

Our financial statements are based on estimates required by GAAP, and actual results may differ materially from those estimated under different assumptions or conditions.
Our financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, allowance for excess and obsolete inventory, depreciation and amortization, impairment  assessments, employee benefits, taxes, recall and warranty costs, aircraft product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated.
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
Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our board of directors, more difficult. We have also entered into Change in Control Severance Agreements with 17 members of our management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.

The market price of our Common Stock has fluctuated significantly since we became a public company, and could continue to do so.
Since we became an independent public company on November 29, 1999, the market price of our Common Stock has fluctuated substantially and fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	divestitures;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	terrorists activities;

•	military or homeland defense activities;

•	changes to the U.S. Federal budget;

•	changes in the energy exploration or production, semiconductor, digital imaging, telecommunications, commercial aviation, and electronic manufacturing services markets;

•	general market conditions;

•	changes in tax laws;

•	general economic factors unrelated to our performance;

•	changes from analysts' expectations in revenues, earnings or other financial results; and

•	one or more of the risk factors described in this report.
The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility that is not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price.

Item 1B. Unresolved Staff Comments.
None.

Item 2.	Properties
The Company has 65 principal operating facilities in 17 states and four foreign countries. Of these facilities, 22 are owned by the Company and 43 are leased. The Company's executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.
Information on the number, ownership and location of principal operating facilities by segment was as follows at February 22, 2013:

			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	6	15	California, Colorado, Florida, Louisiana, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Texas and Virginia	United States and United Kingdom

Digital Imaging	6	4	California, Massachusetts, North Carolina and Pennsylvania	United States, Canada and The Netherlands

Aerospace and Defense Electronics	8	19	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States, Mexico and United Kingdom

Engineered Systems	2	5	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom
Total	22	43

Item 3.	Legal Proceedings.
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
In March 2009, Cold Creek Enterprises, Inc. and Bob DaSilva commenced a lawsuit against DALSA Corporation and certain related entities in the Ontario Superior Court of Justice. The claims originate from the interest of Mr. DaSilva's company in DALSA Digital Camera Inc., a joint venture entered into in November 2004 and now a discontinued business of DALSA. The lawsuit seeks various forms of relief, including damages in excess of CAD $20 million. The lawsuit is being vigorously defended, and a counterclaim has been filed against the plaintiff.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Price Range of Common Stock and Dividend Policy
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	—	—
	High	Low
2011
1st Quarter	$53.35	$43.56
2nd Quarter	$52.42	$43.82
3rd Quarter	$55.46	$44.86
4th Quarter	$60.91	$45.59
2012
1st Quarter	$63.83	$54.74
2nd Quarter	$66.29	$56.90
3rd Quarter	$66.22	$59.07
4th Quarter	$67.03	$59.61
2013
1st Quarter (through February 22, 2013)	$72.31	$63.00
On February 22, 2013, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $71.47 per share. As of February 22, 2013, there were 4,667 holders of record of the Common Stock.
We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Information relating to compensation plans under which our equity securities are outstanding for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On October 25, 2011, our Board of Directors authorized a stock repurchase program for up to 2,500,000 shares of Teledyne common stock. A total of 658,562 shares were repurchased in the fourth quarter of 2011 at an average price per share of $52.92. No shares were repurchased under the program in 2012. As of December 30, 2012, 1,841,438 shares remain available for repurchase pursuant to this program.

Item 6.	Selected Financial Data.
The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Each fiscal year presented below contained 52 weeks, except fiscal year 2009 which contained 53 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operation.”
Five-Year Summary of Selected Financial Data

	2012	2011	2010	2009	2008
	(In millions, except per-share amounts)
Sales	$2,127.3	$1,941.9	$1,644.2	$1,652.1	$1,722.0
Net income from continuing operations	$161.8	$142.1	$119.9	$115.9	$116.6
Net income (loss) from discontinued operations	$2.3	$113.1	$0.6	$(2.6)	$(5.3)
Net income attributable to Teledyne	$164.1	$255.2	$120.5	$113.3	$111.3
Working capital	$337.5	$268.5	$306.8	$242.6	$274.8
Total assets	$2,406.4	$1,826.1	$1,557.8	$1,421.5	$1,534.5
Long-term debt and capital lease obligations, net of current portion	$556.2	$311.4	$265.3	$251.6	$332.1
Total equity	$1,203.4	$984.1	$787.0	$667.4	$506.9
Basic earnings per common share-continuing operations	$4.41	$3.88	$3.31	$3.22	$3.29
Diluted earnings per common share-continuing operations	$4.33	$3.81	$3.25	$3.17	$3.20
Basic earnings per common share	$4.47	$6.97	$3.33	$3.15	$3.14
Diluted earnings per common share	$4.39	$6.84	$3.27	$3.10	$3.05

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets. We have evolved from a company that was primarily focused on aerospace and defense to one that serves multiple markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, factory automation and medical imaging. Our products include monitoring instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, digital imaging sensors and cameras, aircraft information management systems, and defense electronic and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.

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
Consistent with this strategy, we made five acquisitions in 2012 and three acquisitions in 2011, as well as one significant divestiture in 2011. Our largest acquisition in 2012, LeCroy Corporation (“LeCroy”), broadened our portfolio of analytical instrumentation with the addition of electronic test and measurement solutions. We acquired VariSystems Inc. (“VariSystems”) to expand our portfolio of rugged interconnect solutions. We acquired BlueView Technologies, Inc. (“BlueView”) principally to increase our instrumentation content on AUVs and ROVs used in oil and gas and marine survey applications. Through the acquisition of a majority interest in the parent company of Optech Incorporated (“Optech”), we added 3D imaging capability to our portfolio of visible, X-ray and ultraviolet sensors, cameras, Optech's bathymetric LIDAR systems used for coastal mapping and shallow water profiling also complement our marine survey sensors and systems. The acquisition of the parent company of PDM Neptec Limited (“PDM Neptec”) expanded our line of harsh environmental marine connectors. In 2011, we focused on the expansion of our digital imaging capabilities first with the acquisition of DALSA Corporation (“DALSA”), followed by the acquisitions of a majority interest in Nova Sensors, Inc. ("Nova Sensors") and a minority interest investment in Optech. In

April 2011, we completed the sale of our general aviation piston engine businesses and consequently classified our Aerospace Engines and Components segment as a discontinued operation.
Given the strength of our commercial businesses, as well as our strategic acquisitions, we were able to achieve record sales and earnings in 2012. In 2012, sales and net income from continuing operations increased by 9.5% and 13.9%, respectively over 2011 results. Earnings per share from continuing operations in 2012 increased 13.6% over 2011. In 2012, sales totaled $2,127.3 million, compared with sales of $1,941.9 million in 2011. Net income for 2012, excluding our discontinued operations, was $161.8 million or $4.33 per diluted share, compared with $142.1 million or $3.81 per diluted share in 2011. The increase in revenue included incremental sales from acquisitions of $180.7 million. Our 2012 net income including discontinued operations totaled $164.1 million or $4.39 per diluted share, compared to $255.2 million or $6.84 per diluted share in 2011. In addition, each business segment experienced higher operating profit growth except for the Aerospace and Defense Electronics segment. The operating profit decrease for the Aerospace and Defense Electronics segment primarily reflected the impact of lower sales, as well as $1.7 million of severance and relocation costs, within certain electronic manufacturing service products businesses.
With the recent acquisition of LeCroy in 2012 and DALSA in 2011, as well as growth in our commercial markets, our business mix has continued to change, and for 2012, Teledyne's sales were approximately 68% to commercial customers and 32% to the U.S. Government. This has changed from about 56% commercial and 44% government in 2010. Our international sales also increased to 39% of total sales in 2012, compared to 29% in 2010. We have worked to transform our product portfolio into that of a high technology industrial company that is less dependent on U.S. Government business.
Recent Acquisitions
The Company spent $389.2 million, $366.7 million and $67.9 million on acquisitions in 2012, 2011 and 2010, respectively.
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
In 2011, the Company acquired the stock of DALSA for an aggregate purchase price of $339.5 million in cash. DALSA designs and manufactures digital imaging products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (“MEMS”). In addition to the acquisition of DALSA in 2011, the Company completed the acquisition of a majority interest in Nova Sensors for total consideration of $5.1 million in cash and a minority interest in Optech for $18.9 million. Nova Sensors produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment. Optech is a laser-based survey and digital imaging company. We also bought the remaining minority interest in Energy Systems for $3.2 million in 2011.
In 2010, Teledyne acquired Intelek plc (“Intelek”) for $43.5 million in cash. Intelek primarily designs and manufactures electronic systems for satellite and microwave communications and aerospace manufacturing. In 2010, Teledyne also acquired Optimum Optical Systems Inc. (“Optimum”), a designer and manufacturer of custom optics and optomechanical assemblies and Hafmynd ehf. (“Gavia”), a designer and manufacturer of the Gavia™ autonomous underwater vehicle. See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions. See also Note 17 to our Consolidated Financial Statements for information about our fiscal year 2013 pending acquisition of RESON A/S (“RESON”).

Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2012, 2011 and 2010 each contained 52 weeks. The following is our financial information for 2012, 2011 and 2010 (in millions, except per-share amounts):

	2012	2011	2010
Sales	$2,127.3	$1,941.9	$1,644.2
Costs and Expenses
Cost of sales	1,379.1	1,290.7	1,148.1
Selling, general and administrative expenses	505.1	424.0	317.6
Total costs and expenses	1,884.2	1,714.7	1,465.7

Income before other income and expense and income taxes	243.1	227.2	178.5
Interest and debt expense, net	(17.8)	(16.2)	(6.5)
Other income, net	2.9	0.6	1.6
Income from continuing operations before income taxes	228.2	211.6	173.6
Provision for income taxes(a)	65.4	69.5	53.6

Net income from continuing operations including noncontrolling interest	162.8	142.1	120.0
Discontinued operations, net of income taxes	2.3	113.1	0.6
Net income	165.1	255.2	120.6
Less: net income attributable to noncontrolling interest	(1.0)	—	(0.1)
Net income attributable to Teledyne	$164.1	$255.2	$120.5

Net income from continuing operations including noncontrolling interest	$162.8	$142.1	$120.0
Less: net income attributable to noncontrolling interest	(1.0)	—	(0.1)
Net income from continuing operations	161.8	142.1	119.9
Discontinued operations, net of income taxes	2.3	113.1	0.6
Net income attributable to Teledyne	$164.1	$255.2	$120.5

Basic earnings per common share:
Continuing operations	$4.41	$3.88	$3.31
Discontinued operations	0.06	3.09	0.02
Basic earnings per common share:	$4.47	$6.97	$3.33

Diluted earnings per common share:
Continuing operations	$4.33	$3.81	$3.25
Discontinued operations	0.06	3.03	0.02
Diluted earnings per common share	$4.39	$6.84	$3.27
(a) Fiscal years 2012, 2011 and 2010 include net tax benefits of $5.4 million, $2.4 million and $12.5 million, respectively.

Our businesses are divided into four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2012, 2011 and 2010 are summarized in the following table:

	Percentage of Sales
Segment	2012	2011	2010
Instrumentation	35%	32%	35%
Digital Imaging	20	18	8
Aerospace and Defense Electronics	31	34	37
Engineered Systems	14	16	20
	100%	100%	100%

Results of Operations
2012 Compared with 2011

Sales	2012	2011	% Change
	(in millions)
Instrumentation	$749.4	$616.6	21.5%
Digital Imaging	415.9	349.9	18.9%
Aerospace and Defense Electronics	660.6	670.8	(1.5)%
Engineered Systems	301.4	304.6	(1.1)%
Total sales	$2,127.3	$1,941.9	9.5%

Operating profit and other segment income	2012	2011	% Change
	(in millions)
Instrumentation	$136.2	$122.8	10.9%
Digital Imaging	24.8	16.1	54.0%
Aerospace and Defense Electronics	90.3	93.9	(3.8)%
Engineered Systems	28.5	28.1	1.4%

Segment operating profit and other segment income	279.8	260.9	7.2%
Corporate expense	(36.7)	(33.7)	8.9%
Interest and debt expense, net	(17.8)	(16.2)	9.9%
Other income, net	2.9	0.6	*

Income from continuing operations before income taxes	228.2	211.6	7.8%
Provision for income taxes(a)	65.4	69.5	(5.9)%

Net income from continuing operations including noncontrolling interest	162.8	142.1	14.6%
Discontinued operations, net of income taxes	2.3	113.1	*

Net income	165.1	255.2	(35.3)%
Less: net income attributable to noncontrolling interest	(1.0)	—	*

Net income attributable to Teledyne	$164.1	$255.2	(35.7)%
* not meaningful
(a) Fiscal years 2012 and 2011 include net tax benefits of $5.4 million and $2.4 million, respectively, primarily related to the remeasurement of uncertain tax positions and an expiration of the statute of limitations in the United States.

We reported 2012 sales of $2,127.3 million, compared with sales of $1,941.9 million for 2011, an increase of 9.5%. Net income from continuing operations was $161.8 million ($4.33 per diluted share) for 2012, compared with net income from continuing operations of $142.1 million ($3.81 per diluted share) for 2011, an increase of 13.9%.  Net income for 2012 and 2011 also included net tax credits of $5.4 million and $2.4 million, respectively. Net income attributable to Teledyne, including discontinued operations, was $164.1 million ($4.39 per diluted share) for 2012, compared with $255.2 million ($6.84 per diluted share) for 2011. On April 19, 2011, Teledyne completed the sale of its piston engines businesses and recorded a gain on the sale of $113.8 million.
The increase in sales in 2012, compared with 2011, reflected substantially higher sales in both the Instrumentation and Digital Imaging segments, partially offset by slightly lower sales in both the Engineered Systems and Aerospace and Defense Electronics segments. Sales in the Instrumentation segment reflected $80.8 million from the acquisition of LeCroy, as well as, higher sales of both marine and environmental instrumentation products. Sales of marine products increased by $45.6 million or 12.2% and included incremental sales of $8.0 million from the acquisitions of PDM and BlueView. The increase in the Digital Imaging segment reflected $66.9 million in incremental revenue from recent acquisitions, primarily Optech, Nova Sensors and DALSA. Sales in the Aerospace and Defense Electronics segment reflected lower sales for electronic manufacturing service products partially offset by higher sales of $12.4 million from avionics products and electronic relays, as well as greater sales of $15.3 million from microwave devices and interconnects. Microwave devices and interconnects sales in 2012 included $25.0 million in revenue from the February 2012 acquisition of VariSystems. The decrease in the Engineered Systems segment revenue reflected lower sales of space and defense programs as well as nuclear programs, partially offset by higher sales of energy systems and turbine engines.

The incremental increase in revenue in 2012 from businesses acquired in 2012 and in 2011 was $180.7 million.
The increase in segment operating profit and other segment income for 2012, compared with 2011, reflected improved results in each operating segment except for the Aerospace and Defense Electronics segment. The increase in operating profit primarily reflected the impact of acquisitions. The increase in operating profit also reflected the impact of higher sales for the Instrumentation segment. The decrease in operating profit in the Aerospace and Defense Electronics segment reflected the impact of lower sales, reduced margins, as well as $1.7 million of severance and relocation costs, within certain electronic manufacturing service products businesses. Operating profit included incremental operating profit from acquisitions of $9.4 million, which included acquisition expenses of $7.1 million and intangible amortization of $5.3 million. LIFO income was less than $0.1 million in 2012 compared with LIFO expense of $0.9 million in 2011.

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	2012	2011	Change
Instrumentation
Sales	$749.4	$616.6	$132.8
Cost of sales	$422.3	$354.2	$68.1
Cost of sales % of sales	56.4%	57.4%

Digital Imaging
Sales	$415.9	$349.9	$66.0
Cost of sales	$266.9	$231.5	$35.4
Cost of sales % of sales	64.2%	66.2%

Aerospace and Defense Electronics
Sales	$660.6	$670.8	$(10.2)
Cost of sales	$442.6	$458.0	$(15.4)
Cost of sales % of sales	67.0%	68.3%

Engineered Systems
Sales	$301.4	$304.6	$(3.2)
Cost of sales	$247.3	$247.0	$0.3
Cost of sales % of sales	82.1%	81.1%

Total Company
Sales	$2,127.3	$1,941.9	$185.4
Cost of sales	$1,379.1	$1,290.7	$88.4
Cost of sales % of sales	64.8%	66.5%

Consolidated cost of sales in total dollars increased by $88.4 million in 2012, compared with 2011, and primarily reflected $94.2 million in cost of sales from recent acquisitions and organic sales increases, partially offset by sales mix differences. Cost of sales from recent acquisitions totaled $37.7 million for the Instrumentation segment, $39.9 million for the Digital Imaging segment and $16.6 million for the Aerospace and Defense Electronics segment. The Instrumentation segment cost of sales increase reflected the impact of higher organic sales. The Aerospace and Defense Electronics segment reflected the impact of lower organic sales. Cost of sales as a percentage of sales for 2012 was 64.8%, compared with 66.5% for 2011. The lower cost of sales percentage reflected the impact of the LeCroy and DALSA cost structure which has a lower cost of sales percentage than the overall Teledyne cost of sales percentage. Excluding the impact of recent acquisitions, cost of sales as a percentage of sales for 2012 would have been 66.7%.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2012 compared with 2011. The increase reflected the impact of higher sales, higher acquired intangible asset amortization of $3.7 million and higher research and development costs of $28.8 million. Corporate administrative expense in 2012 was higher by $3.0 million compared with 2011 and reflected higher employee compensation and professional fee expenses. For 2012, we recorded a total of $8.0 million in stock option expense, of which $2.4 million was recorded as corporate expense and $5.6 million was recorded in segment results. For 2011, we recorded a total of $5.8 million in stock option expense, of which $2.1 million was recorded as corporate expense and $3.7 million was recorded in segment results. Selling, general and administrative expenses for 2012, as a percentage of sales, increased to 23.7%, compared with 21.8% for 2011 and reflected the impact of acquisition related expenses, higher research and development costs and the LeCroy and DALSA cost structures which have a higher selling, general and administrative expense percentage than the overall Teledyne selling, general and administrative expense percentage.
Included in operating profit in 2012 was domestic pension expense of $6.6 million. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $12.7 million was recoverable from certain government contracts. Included in operating profit in 2011 was domestic pension expense of $6.7 million. In accordance with CAS, $12.6 million was recoverable from certain government contracts. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company's effective tax rate for 2012 was 28.7%, compared with 32.9% for 2011. The decrease reflected a remeasurement of uncertain tax positions in 2012, as well as a change in the proportion of domestic and international income. Fiscal year 2012 included tax benefits of $5.4 million primarily related to the remeasurement of uncertain tax positions and an expiration of the statute of limitations in the United States. Fiscal year 2011 included tax benefits of $2.4 million related to research and development tax credits. Excluding the impact of the $5.4 million for 2012 and $2.4 million for 2011 the effective tax rates would have been 31.0% for 2012, compared with 34.0% for 2011.
 During the next twelve months, it is reasonably possible that tax audit resolutions and expirations of the statutes of limitations could reduce unrecognized tax benefits by $13.7 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or because of the expiration of the statutes of limitations. Of the $13.7 million, $0.4 million would not impact tax expense as it would be offset by the reversal of deferred tax assets.
Sales under contracts with the U.S. Government were approximately 32% of sales in 2012 and 36% of sales in 2011. Sales to international customers represented approximately 39% of sales in 2012 and 36% of sales in 2011.
Total interest expense, including credit facility fees and other bank charges, was $18.2 million in 2012 and $16.7 million in 2011. Interest income was $0.4 million in 2012 and $0.5 million in 2011. The increase in interest expense primarily reflected the impact of higher outstanding debt levels partially offset by lower overall average interest rates.
Other income and expense in 2012 included foreign currency translation gains of $0.8 million, compared with $2.0 million for 2011 and a $0.6 million gain on the purchase of the majority interest in Optech. Other income and expense in 2011 also included $2.3 million related to the reduction of an environmental reserve determined to be no longer needed and a $4.5 million pretax charge to write off a minority investment in a private company.

2011 Compared with 2010

Sales	2011	2010	% Change
	(in millions)
Instrumentation	$616.6	$573.2	7.6%
Digital Imaging	349.9	122.5	185.6%
Aerospace and Defense Electronics	670.8	614.7	9.1%
Engineered Systems	304.6	333.8	(8.7)%
Total sales	$1,941.9	$1,644.2	18.1%

Operating profit and other segment income	2011	2010	% Change
	(in millions)
Instrumentation	$122.8	$113.9	7.8%
Digital Imaging	16.1	5.2	209.6%
Aerospace and Defense Electronics	93.9	57.8	62.5%
Engineered Systems	28.1	30.4	(7.6)%
Segment operating profit and other segment income	260.9	207.3	25.9%
Corporate expense	(33.7)	(28.8)	17.0%
Interest and debt expense, net	(16.2)	(6.5)	149.2%
Other income, net	0.6	1.6	(62.5)%
Income from continuing operations before income taxes	211.6	173.6	21.9%
Provision for income taxes(a)	69.5	53.6	29.7%
Net income from continuing operations including noncontrolling interest	142.1	120.0	18.4%
Discontinued operations, net of income taxes	113.1	0.6	*
Net income	255.2	120.6	111.6%
Less: Net income attributable to noncontrolling interest	—	(0.1)	*
Net income attributable to Teledyne	$255.2	$120.5	111.8%
* not meaningful
(a) Fiscal years 2011 and 2010 include net tax benefits of $2.4 million and $12.5 million, respectively.

We reported 2011 sales of $1,941.9 million, compared with sales of $1,644.2 million for 2010, an increase of 18.1%. Net income attributable to Teledyne was $255.2 million ($6.84 per diluted share) for 2011, compared with $120.5 million ($3.27 per diluted share) for 2010, an increase of 111.8%. Net income attributable to Teledyne, excluding discontinued operations, was $142.1 million ($3.81 per diluted share) for 2011, compared with $119.9 million ($3.25 per diluted share) for 2010, an increase of 18.4%.
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
The increase in segment operating profit and other segment income for 2011, compared with 2010, reflected improved results in each operating segment except for the Engineered Systems segment. The increase in operating profit reflected the impact of acquisitions as well as improved margins in each operating segment. The increase in operating profit in the Instrumentation segment, Aerospace and Defense Electronics segment and the Digital Imaging segment reflected the impact of higher sales. Operating profit in the Aerospace and Defense Electronics segment in 2010 reflected charges of $8.2 million, primarily to correct inventory valuations incorrectly recorded in previous periods at a business unit. The decrease in operating profit in the Engineered Systems segment reflected the impact of lower sales, partially offset by lower pension expense and higher margins. Operating profit included incremental operating profit from acquisitions of $18.6 million, which included acquisition expenses of $2.0 million and intangible amortization of $10.3 million. Segment operating profit in 2011 also reflected LIFO expense of $0.9 million compared with LIFO expense of $0.8 million in 2010.

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	2011	2010	Change
Instrumentation
Sales	$616.6	$573.2	$43.4
Cost of sales	$354.2	$332.4	$21.8
Cost of sales % of sales	57.4%	58.0%

Digital Imaging
Sales	$349.9	$122.5	$227.4
Cost of sales	$231.5	$91.3	$140.2
Cost of sales % of sales	66.2%	74.5%

Aerospace and Defense Electronics
Sales	$670.8	$614.7	$56.1
Cost of sales	$458.0	$451.9	$6.1
Cost of sales % of sales	68.3%	73.5%

Engineered Systems
Sales	$304.6	$333.8	$(29.2)
Cost of sales	$247.0	$272.5	$(25.5)
Cost of sales % of sales	81.1%	81.6%

Total Company
Sales	$1,941.9	$1,644.2	$297.7
Cost of sales	$1,290.7	$1,148.1	$142.6
Cost of sales % of sales	66.5%	69.8%
Consolidated cost of sales in total dollars increased by $142.6 million in 2011, compared with 2010, and primarily reflected $123.5 million in cost of sales from the DALSA acquisition which is included in the Digital Imaging segment and the impact of higher sales primarily in the Instrumentation and Aerospace and Defense Electronics segments and lower sales in the Engineered Systems segment. Also, cost of sales in 2010 included an $8.2 million inventory write-down in the Aerospace and Defense Electronics segment. Cost of sales as a percentage of sales for 2011 was 66.5%, compared with 69.8% for 2010. The lower cost of sales percentage reflected the impact of the DALSA cost structure which has a lower cost of sales percentage than the overall Teledyne cost of sales percentage and other sales mix changes as well as cost reductions partially offset by the impact of the $8.2 million inventory write-down. Excluding the impact of the DALSA acquisition, cost of sales as a percentage of sales for 2011 would have been 67.3%. The remaining 2.5% decrease in the cost of sales percentage was primarily the result of a lower cost of sales percentage for the Aerospace and Defense Electronics segment due to cost reductions, product mix and lower pension expense.
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

Included in operating profit in 2011 was domestic pension expense of $6.7 million. In accordance with CAS, $12.6 million was recoverable from certain government contracts. Included in operating profit in 2010 was domestic pension expense of $4.8 million. In accordance with CAS, $9.6 million was recoverable from certain government contracts.
The Company's effective tax rate for 2011 was 32.9%, compared with 30.9% for 2010. Fiscal years 2011 and 2010 included net tax credits of $2.4 million and $12.5 million, respectively, which were primarily research and development tax credits. Excluding the net tax credits, the effective tax rates for 2011 and 2010, would have been 34.0% and 38.1%, respectively.
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
Other income in 2011 included income of $2.3 million related to the reduction of an environmental reserve determined to be no longer needed and a $4.5 million pretax charge to write off the Company's minority investment in a private company. Other income in 2011 and in 2010 each included an insurance benefit of $1.0 million.
Segments
The following discussion of our four segments should be read in conjunction with Note 13 to the Notes to Consolidated Financial Statements.
Instrumentation

(Dollars in millions)	2012	2011	2010
Sales	$749.4	$616.6	$573.2
Cost of sales	$422.3	$354.2	$332.4
Selling, general and administrative expenses	$190.9	$139.6	$126.9
Operating profit	$136.2	$122.8	$113.9
Cost of sales % of sales	56.4%	57.4%	58.0%
Selling, general and administrative expenses % of sales	25.4%	22.7%	22.1%
Operating profit % of sales	18.2%	19.9%	19.9%
International sales % of sales	56.0%	52.4%	52.3%
Governmental sales % of sales	5.3%	6.3%	6.2%
Capital expenditures	$13.2	$8.9	$6.4
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2012 compared with 2011
Our Instrumentation segment sales were $749.4 million in 2012, compared with sales of $616.6 million in 2011, an increase of 21.5%. Operating profit was $136.2 million in 2012, compared with $122.8 million in 2011, an increase of 10.9%.
The 2012 sales change resulted primarily from higher sales of marine instrumentation, test and measurement instrumentation, and environmental instrumentation. The higher sales of $45.6 million for marine instrumentation products reflected increased sales of interconnect systems used in offshore energy production and also included a total of $8.0 million in revenue from the acquisitions of PDM Neptec and BlueView. Increased sales of $80.8 million for test and measurement instrumentation resulted from the acquisition of LeCroy. The increase in sales of $6.4 million for environmental instrumentation primarily reflected higher domestic sales of air quality monitoring instrumentation products. The increase in operating profit reflected the impact of higher sales, greater margins for marine instrumentation, partially offset by $6.4 million in acquisition expenses and $2.8 million in additional intangible asset amortization related to the LeCroy, PDM Neptec and BlueView transactions. The incremental operating profit included in the results for 2012 from recent acquisitions was $1.4 million. Cost of sales in total dollars increased by $68.1 million in 2012, compared with 2011, and reflected the impact of higher sales and product mix differences. The decrease in the cost of sales percentage primarily reflected the impact of the LeCroy acquisition products which carry a lower cost of sales percentage than the average for other products, partially offset by product mix differences. Segment operating profit in 2012 also reflected LIFO income of $0.3 million compared with LIFO expense of $0.5 million in 2011. Selling, general and administrative expenses for 2012, as a percentage of sales, increased to 25.4%, compared with

22.6% for 2011 and reflected the impact of acquisition related expenses, higher research and development costs and the LeCroy cost structure which has a higher selling, general and administrative expense percentage than other instrumentation businesses.
2011 compared with 2010
Our Instrumentation segment sales were $616.6 million in 2011, compared with sales of $573.2 million in 2010, an increase of 7.6%. Operating profit was $122.8 million in 2011, compared with $113.9 million in 2010, an increase of 7.8%.
The 2011 sales change resulted primarily from $24.0 million in higher sales of environmental instrumentation products and $19.4 million in higher sales of marine instrumentation products. The higher sales for environmental instrumentation reflected improvement for substantially all product offerings. The higher sales for marine instrumentation reflected increased sales of marine interconnect systems, partially offset by reduced sales of geophysical sensors for the energy exploration market. The higher sales for marine instrumentation also included $3.7 million from a recent acquisition. The increase in operating profit reflected the impact of higher sales. Segment operating profit in 2011 also reflected LIFO expense of $0.5 million compared with LIFO expense of $0.2 million in 2010. Cost of sales in total dollars increased by $21.8 million in 2011, compared with 2010, and primarily reflected the increase in sales. Operating profit as a percentage of sales was 19.9% for both 2011 and 2010 and reflected a slightly lower cost of sales percentage due to mix, offset by a slightly higher selling, general and administrative percentage due to increased research and development expenses.

Digital Imaging

(Dollars in millions)	2012	2011	2010
Sales	$415.9	$349.9	$122.5
Cost of sales	$266.9	$231.5	$91.3
Selling, general and administrative expenses	$124.2	$102.3	$26.0
Operating profit	$24.8	$16.1	$5.2
Cost of sales % of sales	64.2%	66.2%	74.5%
Selling, general and administrative expenses % of sales	29.8%	29.2%	21.3%
Operating profit % of sales	6.0%	4.6%	4.2%
International sales % of sales	46.1%	47.1%	7.1%
Governmental sales % of sales	31.0%	31.5%	76.2%
Capital expenditures	$23.5	$13.8	$11.3
Our Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
2012 compared with 2011
Our Digital Imaging segment sales were $415.9 million in 2012, compared with sales of $349.9 million in 2011, an increase of 18.9%. Operating profit was $24.8 million in 2012, compared with $16.1 million in 2011, an increase of 54.0%. The 2012 sales increase included $66.9 million in incremental revenue from the acquisitions of DALSA, Nova Sensors and Optech. The 2012 sales also reflected increased sales of infrared imaging sensors and optics, offset by lower sales of funded research activities. The increase in operating profit was impacted by the absence of purchase accounting adjustments that were incurred in 2011 for the DALSA acquisition and product mix differences. The incremental operating profit for 2012 from recent acquisitions was $6.2 million. Operating profit in 2011 included $2.6 million of inventory purchase accounting charges resulting from the February 2011 acquisition of DALSA.
Cost of sales in total dollars increased by $35.4 million, compared with 2011, and primarily reflected the impact of higher sales, offset by the absence in 2012 of the inventory purchase accounting charges for DALSA made in 2011. The lower cost of sales percentage in 2012 reflected the results of the Optech acquisition, which carries a lower cost of sales percentage, as well as the absence of inventory purchase accounting charges for DALSA in 2011.

2011 compared with 2010
Our Digital Imaging segment sales were $349.9 million in 2011, compared with sales of $122.5 million in 2010, an increase of 185.6%. Operating profit was $16.1 million in 2011, compared with $5.2 million in 2010, an increase of 209.6%.
The 2011 sales increase included $214.0 million in revenue from recent acquisitions, primarily the February 2011, acquisition of DALSA, as well as higher organic sales. The increase in operating profit reflected the impact of higher sales, partially offset by increased intangible asset amortization of $9.9 million and $25.9 million in higher research and development and bid and proposal spending, primarily from recent acquisitions. The incremental operating profit from recent acquisitions was $10.7 million. Operating profit as a percentage of sales was 4.6% for 2011 and 4.2% for 2010. Cost of sales in total dollars increased by $140.2 million in 2011, compared with 2010, and reflected $123.5 million in cost of sales from the DALSA acquisition, as well as cost of sales on increased organic sales. The cost structure for this segment was significantly impacted by the acquisition of DALSA. Excluding the impact of the DALSA acquisition, cost of sales as a percentage of sales for 2011 would have been 76.0% which reflects a slightly less profitable mix of contracts versus 2010. Excluding the impact of the DALSA acquisition, selling, general and administrative expense as a percentage of sales for 2011 would have been 19.1% versus 21.2% in 2010 which reflected leveraging fixed costs over higher sales.

Aerospace and Defense Electronics

(Dollars in millions)	2012	2011	2010
Sales	$660.6	$670.8	$614.7
Cost of sales	$442.6	$458.0	$451.9
Selling, general and administrative expenses	$127.7	$118.9	$105.0
Operating profit	$90.3	$93.9	$57.8
Cost of sales % of sales	67.0%	68.3%	73.5%
Selling, general and administrative expenses % of sales	19.3%	17.7%	17.1%
Operating profit % of sales	13.7%	14.0%	9.4%
International sales % of sales	28.1%	25.1%	22.3%
Governmental sales % of sales	40.9%	45.3%	49.2%
Capital expenditures	$13.8	$13.1	$9.7
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
2012 compared with 2011
Our Aerospace and Defense Electronics segment sales were $660.6 million in 2012, compared with sales of $670.8 million in 2011, a decrease of 1.5%. Operating profit was $90.3 million in 2012, compared with $93.9 million in 2010, a decrease of 3.8%.
Sales for 2012 decreased by $10.2 million, which resulted from lower sales of $37.9 million for electronic manufacturing service products, partially offset by $12.4 million of higher sales from avionics products and electronic relays and $15.3 million from microwave devices and interconnects. Microwave devices and interconnects sales in 2012 included $25.0 million from the 2012 acquisition of VariSystems. Operating profit in 2012 decreased due to the decrease in sales, $1.1 million in amortization of acquisition related intangible assets and $0.4 million in other acquisition expenses related to the VariSystems acquisition. Operating profit in 2012 also reflected reduced margins, as well as $1.7 million of severance and relocation costs within certain electronic manufacturing service products businesses. The incremental operating profit for 2012 from recent acquisitions was $1.8 million. Cost of sales for 2012 in total dollars decreased by $15.4 million, compared with 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for 2012 decreased to 67.0% from 68.3% in 2011 and reflected increased sales of higher gross margin avionics products, decreased sales of lower gross margin electronic manufacturing service products, as well as the impact of higher gross margin products from VariSystems. Operating profit included pension expense of $2.7 million for 2012, compared with $3.9 million for 2011. Pension expense allocated to contracts pursuant to CAS was $4.3 million for 2012, compared with $3.9 million for 2011. In the first half of 2013, we expect additional severance and relocation costs of approximately $4.0 million associated with certain electronic manufacturing services businesses.

2011 compared with 2010
Our Aerospace and Defense Electronics segment sales were $670.8 million in 2011, compared with sales of $614.7 million in 2010, an increase of 9.1%. Operating profit was $93.9 million in 2011, compared with $57.8 million in 2010, an increase of 62.5%.
The 2011 sales increase resulted from $46.1 million of higher sales of microwave devices and interconnects, as well as increased sales of $24.1 million from avionics products and electronic relays, partially offset by a reduction of $14.1 million in sales of electronic manufacturing services products. The increased sales of microwave devices and interconnects included sales of $25.7 million from acquisitions as well as higher organic sales. The increase in operating profit reflected the impact of higher sales and product mix differences and the absence of the $8.2 million inventory write-down. The incremental operating profit from recent acquisitions was $5.9 million. Segment operating profit in 2011 also reflected LIFO expense of $0.3 million compared with LIFO expense of $0.4 million in 2010. Operating profit included pension expense of $3.9 million for 2011, compared with $1.7 million for 2010. Pension expense allocated to contracts pursuant to CAS was $3.9 million for 2011, compared with $2.5 million for 2010. Cost of sales in total dollars increased by $6.1 million in 2011, compared with 2010, and reflected the increase in sales, higher pension expense and product mix differences. The cost of sales percentage improved due to the sales mix which had higher sales from our more profitable avionics and interconnects products as well the absence of the $8.2 million inventory write-down in 2010.
Engineered Systems

(Dollars in millions)	2012	2011	2010
Sales	$301.4	$304.6	$333.8
Cost of sales	$247.3	$247.0	$272.5
Selling, general and administrative expenses	$25.6	$29.5	$30.9
Operating profit	$28.5	$28.1	$30.4
Cost of sales % of sales	82.1%	81.1%	81.6%
Selling, general and administrative expenses % of sales	8.5%	9.7%	9.3%
Operating profit % of sales	9.5%	9.2%	9.1%
International sales % of sales	11.6%	11.1%	7.6%
Governmental sales % of sales	81.4%	79.4%	88.7%
Capital expenditures	$4.2	$5.9	$3.6
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2012 compared with 2011
Our Engineered Systems segment sales were $301.4 million in 2012, compared with sales of $304.6 million in 2011, a decrease of 1.1%. Operating profit was $28.5 million in 2012, compared with $28.1 million in 2011, an increase of 1.4%.
The 2012 sales decrease of $3.2 million reflected lower sales of $4.9 million from engineered products and services, partially offset by higher sales of $0.9 million for energy systems and $0.8 million for turbine engines. The sales decrease from engineered products and services primarily reflected lower sales of space and defense programs as well as nuclear programs. Operating profit in 2012 improved slightly despite the small decrease in sales. Cost of sales in total dollars for 2012 increased by $0.3 million, compared with 2011, and reflected product mix differences. Cost of sales as a percentage of sales for 2012 increased to 82.1%, compared with 81.1% in 2011 and reflected product mix differences. Operating profit included pension expense of $2.7 million for 2012, compared with $2.4 million for 2011. Pension expense allocated to contracts pursuant to CAS was $8.4 million for 2012, compared with $8.7 million for 2011.
2011 compared with 2010
Our Engineered Systems segment sales were $304.6 million in 2011, compared with sales of $333.8 million in 2010, a decrease of 8.7%. Operating profit was $28.1 million in 2011, compared with $30.4 million in 2010, a decrease of 7.6%.
Sales for 2011 reflected lower sales of $33.7 million from engineered products and services and lower energy systems sales of $2.3 million, partially offset by higher sales of $6.8 million of turbine engines resulting from increased sales for the JASSM program. The sales decrease from engineered products and services, primarily reflected lower sales of space and defense programs, partially offset by higher sales of $9.0 million for environmental systems and $6.2 million in sales from acquisitions. The lower operating profit in 2011 primarily reflected the impact of lower sales, partially offset by the impact of higher margins for turbine engines. Operating profit included pension expense of $2.4 million for 2011, compared with $1.6 million for 2010. Pension expense allocated to contracts pursuant to CAS was $8.7 million for 2011, compared with $7.1 million for 2010. Cost of sales in total dollars decreased by $25.5 million in 2011, compared with 2010, and primarily reflected the decrease in sales. Both cost of sales as a percentage of sales and selling, general and administrative expense as a percentage of sales were comparable from year to year.

Financial Condition, Liquidity and Capital Resources
Principal Capital Requirements
Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions, debt service requirements and acquisitions including the pending acquisition of RESON A/S. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund some acquisitions in 2013. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
Revolving Credit Agreement and Senior Notes
On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million that has a termination date of February 25, 2016. Excluding interest and fees, no payments are due under the facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
On October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility. On September 15, 2010, the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company's then existing $590.0 million credit facility.

Long-term debt consisted of the following (in millions):

Balance at	December 30, 2012	January 1, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
Term Loans due October 2015, weighted average rate of 1.59%	200.0	—
Other debt at various rates due through 2018	14.3	—
$550.0 million revolving credit facility, weighted average rate of 2.19% at December 30, 2012 and 2.48% at January 1, 2012	79.0	48.0
Total long-term debt	$543.3	$298.0
The Company also has $14.3 million in capital leases, of which $1.5 million is current. At December 30, 2012, Teledyne had $13.6 million in outstanding letters of credit.

The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 30, 2012, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below. At December 30, 2012, the required financial covenant ratios and the actual ratios were as follows:

$550.0 million Credit Facility expires February 2016 and $200.0 million term loans due October 2015

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.7 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.6 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.7 to 1

(a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $550.0 million credit agreement.

(b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $550.0 million credit agreement.
Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $458.6 million at December 30, 2012. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. No amounts are outstanding under this facility at December 30, 2012. The maximum amount that could be borrowed under our $550.0 million credit facility as of December 30, 2012 while still remaining in compliance with our consolidated leverage ratio covenant was $458.6 million. The Company may amend the $550.0 million credit facility in the first quarter of 2013 to extend the termination date and increase the amount of the facility.
Permanently Reinvested Earnings
We consider the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash requirements. At December 30, 2012, the amount of undistributed foreign earnings was $87.5 million. We have not recorded a deferred tax liability of approximately $19.6 million related to the $87.5 million of undistributed foreign earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 30, 2012. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (in millions):

Category	2013	2014	2015	2016	2017	2018 and beyond	Total
Long-term debt obligations	$—	$0.6	$275.5	$79.6	$100.5	$87.1	$543.3
Interest expense(a)	17.5	17.4	16.0	9.8	7.9	16.8	85.4
Operating lease obligations	22.3	17.2	14.9	10.9	7.7	14.6	87.6
Capital lease obligations(b)	2.1	1.8	1.7	1.7	1.7	9.1	18.1
Purchase obligations(c)	58.6	6.2	2.9	2.5	0.8	1.7	72.7
Total	$100.5	$43.2	$311.0	$104.5	$118.6	$129.3	$807.1

(a)
Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2012 and is assumed to be paid at the end of each quarter with the final payment in February 2016 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include long-term contractual obligations for the purchase of goods and services.

Unrecognized tax benefits of $42.6 million are not included in the table above because $9.7 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history.
At December 30, 2012, we are not required to make any cash contributions to the domestic qualified pension plan for 2012. Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $83.0 million on January 7, 2013. Teledyne has no required or scheduled contributions to its foreign pension plans for 2013. Our minimum funding requirements after 2012, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management's Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2013 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company's pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements. In addition, for covered active salaried employees in the domestic pension plan, in 2011 the Company approved a plan amendment to change the rate at which pension benefits will accrue after February 29, 2012. The pension benefit formula was changed from a “final average pay” calculation to a “career average pay” approach. This amendment reduced the pension benefit obligation by $43.3 million in 2011. Teledyne intends to continue to monitor and manage its defined pension benefit plans obligation and may take additional actions in the future.
Operating Activities
In 2012, net cash provided by operating activities from continuing operations was $189.5 million, compared with $219.5 million in 2011 and $127.1 million in 2010. The lower cash provided by operating activities from continuing operations in 2012 reflected the impact of the timing of accounts receivable collections and higher cash contributions to the domestic pension plan, partially offset by lower income tax payments. The 2012 net cash provided by operating activities from continuing operations amount includes voluntary cash contributions of $92.8 million to the domestic pension plan, compared with $69.0 million in voluntary cash contributions to the domestic pension plan for 2011. The higher net cash provided by operating activities from continuing operations for 2011, compared with 2010, reflected the impact of higher net income, lower income tax payments of $33.5 million and lower deferred accounts receivable, partially offset by higher pretax pension contributions of $24.2 million.
Free cash flow (cash from operating activities from continuing operations less capital expenditures) was $124.2 million in 2012, compared with $177.8 million in 2011 and $96.1 million in 2010. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis and was $184.5 million, compared with $221.8 million in 2011 and $124.2 million in 2010.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2012	2011	2010
Cash provided by operating activities, continuing operations	$189.5	$219.5	$127.1
Capital expenditures for property, plant and equipment	(65.3)	(41.7)	(31.0)
Free cash flow	124.2	177.8	96.1
Pension contributions, net of tax(b)	60.3	44.0	28.1
Adjusted free cash flow	$184.5	$221.8	$124.2

a)
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

b)	All domestic pension cash contributions were voluntary.

Working Capital
Working capital increased to $337.5 million at year-end 2012, compared with $268.5 million at year-end 2011. The increase primarily reflected working capital from recent acquisitions as well as higher accounts receivable due to higher sales late in 2012 compared with the same period of 2011.
Balance Sheet Changes
The changes in the following selected components of Teledyne's balance sheet are discussed below (in millions):

	2012	2011
Accounts receivable, net	$350.3	$270.0
Inventories, net	$281.2	$219.4
Properly, plant and equipment, net	$349.5	$254.6
Goodwill	$990.2	$717.8
Acquired intangible assets, net	$265.7	$181.4
Accounts payable	$148.6	$102.0
Long-term debt and capital lease obligations, net of current portion	$556.2	$311.4
Other long-term liabilities	$169.7	$117.2
Accumulated other comprehensive loss	$273.4	$241.1
Noncontrolling interest	$55.6	$4.8
The higher balances in accounts receivable, inventories, goodwill, acquired intangible assets, accounts payable and other long-term liabilities were impacted by the acquisitions made in 2012. The higher balances in property, plant and equipment also reflected the impact of 2012 acquisitions, as well as capital spending, partially offset by depreciation. The higher balance in account receivable also reflected the impact of higher sales late in 2012 compared with the same period of 2011. Long-term debt increased and reflected the impact of funds used for acquisitions in 2012 and pension contributions. The accumulated other comprehensive loss increase primarily reflects the non-cash adjustment of $49.4 million related to the increase in the unfunded pension liability in 2012, partially offset by $14.3 million of foreign currency changes. The increase in noncontrolling interest primarily reflects the noncontrolling interest related to the Optech purchase.
Investing Activities
Net cash used in investing activities included capital expenditures as presented below (in millions):

Capital Expenditures
	2012	2011	2010
Instrumentation	$13.2	$8.9	$6.4
Digital Imaging	23.5	13.8	11.3
Aerospace and Defense Electronics	13.8	13.1	9.7
Engineered Systems	4.2	5.9	3.6
Corporate	10.6	—	—
	$65.3	$41.7	$31.0
During 2013 we plan to invest approximately $90.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs, to implement an enterprise resource planning software system and introduce new products. Commitments at December 30, 2012, for capital expenditures were approximately $17.1 million.
Investing activities from continuing operations used cash for acquisitions of $389.2 million, $366.7 million and $67.9 million, in fiscal 2012, 2011 and 2010, respectively (see “Recent Acquisitions”). The 2011 amount includes $18.9 million for the minority interest in Optech and $3.2 million for the purchase of the remaining minority interest in Energy Systems.
Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
In all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. The DALSA, Nova Sensors and Optech acquisitions are part of the Digital Imaging segment. The LeCroy, BlueView, and PDM acquisitions are part of the Instrumentation segment and VariSystems is part of the Aerospace and Defense Electronics segment.
The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2012 and 2011 (in millions):

	Fiscal year 2012
Acquisition	Acquisition Date	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
VariSystems	February 25, 2012	$36.3	$14.2	$11.9
Optech	April 2, 2012	27.9	62.4	23.4
BlueView	July 2, 2012	16.3	10.8	4.8
LeCroy	August 3, 2012	301.3	174.4	67.6
PDM Neptec	August 3, 2012	7.4	3.3	1.3
		$389.2	$265.1	$109.0

	Fiscal year 2011
Acquisition	Acquisition Date	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
DALSA	February 11, 2011	$339.5	$166.9	$91.5
Nova Sensors	March 17, 2011	5.1	8.3	2.0
		$344.6	$175.2	$93.5
(a) includes transaction costs that are expensed under current accounting guidance.

Goodwill resulting from the acquisitions made in fiscal 2012 and 2011 will not be deductible for tax purposes.
The following is a summary, at the acquisition date, of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in fiscal 2012 and 2011 (in millions):

	2012	2011
Current assets, excluding cash acquired	$116.2	$98.7
Property, plant and equipment	79.1	53.3
Goodwill	265.1	175.2
Intangible assets	109.0	93.5
Other long-term assets	5.3	—
Total assets acquired	574.7	420.7

Current liabilities, including short-term debt	(61.8)	(37.7)
Other long-term liabilities	(123.7)	(38.4)
Total liabilities assumed	(185.5)	(76.1)

Purchase price, net of cash acquired	$389.2	$344.6
Investing activities in 2011 also included the net of tax proceeds of $136.6 million received from the sale of our general aviation piston engine businesses.

Financing Activities
Cash provided by financing activities for 2012 reflected net proceeds of borrowings of $229.2 million. Cash provided by financing activities for 2011 reflected net proceeds of borrowings of $46.6 million. Cash provided by financing activities for 2010 reflected the $250.0 million proceeds from the issuance of Senior Notes and the net repayment of borrowings under our revolving credit agreement of $246.4 million. Fiscal years 2012, 2011 and 2010 reflect proceeds from the exercise of stock options of $19.9 million, $14.8 million and $3.9 million, respectively. Fiscal years 2012, 2011 and 2010 included $8.4 million, $7.2 million and $1.5 million, respectively, in excess tax benefits related to stock-based compensation. Cash provided by financing activities for 2011 also reflected the repurchase of common stock for $34.9 million.
 On October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility.
On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. At year-end 2012, we had $458.6 million of available committed credit under the $550.0 million credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Excluding interest and fees, no payments are due under the amended and restated credit facility until it matures in February 2016. As of February 22, 2013, we had $149.0 million outstanding under the credit facility. This reflects cash flow used in operations, which includes the impact of the $83.0 million pension contribution made in January 2013.
On September 15, 2010, the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company's then existing $590.0 million credit facility.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at December 30, 2012. Total debt at year-end 2012 includes $250.0 million outstanding in Senior Notes, $200.0 million in term loans, $79.0 million outstanding under the $550.0 million credit facility and $14.3 million in other debt. The Company also has $14.3 million outstanding under capital leases, of which $1.5 million is current. At year-end 2012, Teledyne had $13.6 million in outstanding letters of credit.
In October 2011, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the company's credit facility. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program. No repurchases were made in 2012.
Pension Plans
Teledyne has a domestic defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 22% of Teledyne's active employees. As of January 1, 2004, new hires participate in a defined contribution plan. Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $83.0 million on January 7, 2013. In 2012, Teledyne made pretax cash contributions of approximately $92.8 million to its domestic pension plan before recovery from the U.S. Government. In connection with the 2010 acquisition of Intelek, the Company assumed responsibility for a frozen defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. In 2010, Teledyne made pretax cash contributions of approximately $8.1 million to the Intelek pension plan. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In connection with the 2012 acquisition of LeCroy, the Company assumed the responsibility for a defined benefit plan based in Switzerland covering certain employees of LeCroy.
Other Matters
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management's best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

The Company's effective tax rate for 2012 was 28.7%, compared with 32.9% for 2011 and 30.9% for 2010. Fiscal years 2012, 2011 and 2010 included net tax credits of $5.4 million, $2.4 million and $12.5 million, respectively. These relate primarily to research and development tax credits and expiration of statute of limitations on unrecognized tax benefits. Excluding these items the company's effective tax rates for fiscal years 2012, 2011 and 2010 would have been 31.0%, 34.0% and 38.1%, respectively. The lower 2012 effective tax rate, compared with the 2011 effective tax rate, excluding tax credits, primarily reflected a change in the proportion of domestic and international income and foreign research and development tax credits. Based on the Company's history of operating earnings, expectations of future operating earnings and potential tax planning strategies, it is more likely than not that the deferred income tax assets at December 30, 2012 will be realized. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.
Changes in tax laws and rates may affect the recorded deferred tax assets and liabilities and our effective tax rate. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company's 2012 U.S. federal taxes, including the research and development credit and the Subpart F controlled foreign corporation look through exception cannot be recognized in the Company's 2012 financial results and instead will be reflected in the Company's 2013 financial results. We estimate that a benefit of approximately $2.9 million will be accounted for as a discrete item in our tax provision for the first quarter of 2013. In addition, we expect the Act's extension for these provisions through the end of 2013 will favorably affect our estimated annual effective tax rate for 2013 by approximately 1.2 percentage points as compared with 2012.
Costs and Pricing
Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.
Hedging Activities; Market Risk Disclosures
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company's primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. These contracts are designated and qualify as cash flow hedges.
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income ("AOCI") in stockholders' equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a gain of approximately $0.5 million over the next 12 months based on the year end 2012 exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 30, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $51.7 million and these contracts had a fair value of $0.8 million. These foreign currency forward contracts have maturities ranging from March 2013 to February 2014.

In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables and as of December 30, 2012, Teledyne had foreign currency contracts of this type in the following currency pairs:

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	2.6	Euros		€(2.0)
Canadian Dollars	C$	26.3	U.S. Dollars		$(26.3)
Great Britain Pounds		£5.5	U.S. Dollars		$(8.9)
U.S. Dollars		$8.9	Euros		€(6.8)
U.S. Dollars		$2.6	Japanese Yen		¥(218.0)
U.S. Dollars		$1.0	Korean Won	₩	(1,126.0)
These contracts had a fair value of $0.1 million at December 30, 2012. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging (“ASC 815”), are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. Under ASC 815, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent appreciation of the U.S. dollar from its value at December 30, 2012 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $5.2 million. A hypothetical 10 percent depreciation of the U.S. dollar from its value at December 30, 2012 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $5.2 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 30, 2012, we had $79.0 million outstanding indebtedness under our $550.0 million credit facility. Any borrowings under the Company's revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $0.8 million, assuming the $79.0 million in debt was outstanding for the full year.
We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Related Party Transactions
Dr. von Schack and Ms. Bruch are directors of The Bank of New York Mellon Corporation. Dr. Mehrabian was also a director of The Bank of New York Mellon Corporation until his retirement on April 12, 2011. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Mr. Cahouet had served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A., having retired on December 31, 1998. Mr. Cahouet ceased being a director of Mellon Financial Corporation on April 18, 2000. We maintain various arms-length banking relationships with The Bank of New York Mellon Corporation. On February 25, 2011, we entered into a $550.0 million credit facility under which The Bank of New York Mellon Corporation is one of 12 lenders, having committed to lend up to $45.0 million. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Notwithstanding these relationships, our Board of Directors has determined that Ms. Bruch, Mr. Cahouet and Dr. von Schack are “independent,” within the meaning of the rules of the New York Stock Exchange, and are able to serve on Audit Committee and Nominating and Governance Committee of Teledyne's Board of Directors, in the case of Mr. Cahouet, and on Personnel and Compensation Committee and Nominating and Governance Committee of Teledyne's Board of Directors, in the case of Dr. von Schack and Ms. Bruch.

Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $3.2 million at December 30, 2012 and $3.2 million at January 1, 2012. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period. See also our environmental risk factor disclosure beginning at page 21.
For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.
Government Contracts
We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 32% of total sales in 2012, 36% of total sales in 2011 and 44% of total sales in 2010. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 26%, 29% and 34% of total sales for 2012, 2011 and 2010, respectively. See also our government contracts risks factor disclosure beginning at page 13.
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
Estimates and Reserves
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers' compensation and general liability, employee dental and medical benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other Matters - Critical Accounting Policies”.

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 30, 2012 and January 1, 2012 (in millions):
Reserves and Valuation Accounts (a)

	2012	2011
Allowance for doubtful accounts	$4.7	$3.8
LIFO inventory reserves	$17.3	$17.4
Other inventory reserves	$42.0	$42.0
Workers' compensation and general liability reserves(b)	$9.5	$10.4
Warranty reserves(b)	$17.8	$13.3
Environmental reserves(b)	$3.2	$3.2
Other accrued liability reserves(b)	$24.0	$12.5

(a) This table should be read in conjunction with the Notes to Consolidated Financial Statements.
(b) Includes both long-term and short-term reserves.

Some of the Company's products are subject to specified warranties and the Company provides for the estimated cost of product warranties. We regularly assess the adequacy of our pre-existing warranty liabilities and adjust amounts as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and other long-term liabilities on the balance sheet. Changes in the Company's product warranty reserve are as follows (in millions):

	2012	2011	2010
Balance at beginning of year	$13.3	$13.0	$13.6
Accruals for product warranties charged to expense	9.6	5.1	4.0
Cost of product warranty claims	(6.9)	(5.9)	(4.8)
Acquisitions	1.8	1.1	0.2
Balance at year-end	$17.8	$13.3	$13.0

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
Revenue Recognition
Commercial sales and sales from U.S. Government fixed-price type contracts are generally recorded as shipments are made or as services are rendered. Revenue related to a product or service is recognized when products are shipped to the customer or services have been rendered in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. The Company's typical terms of sale are FOB shipping point and, as such, the Company primarily records revenue for product sales upon shipment. For the very small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. For contracts that require the Company to warehouse certain goods, revenue is recognized when all risks of loss is borne by the customer and all other criteria for revenue recognition are met. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment, typically involving acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled following shipment. The Company does not offer substantial sales incentives and credits to customers. Accruals for sales returns and other allowances are provided at the time revenue is recognized based upon past experience.
For certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion method ("POC"). We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to and paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned. The percentage of Company sales recognized using the POC method has been decreasing and was 36.7% in 2012, 39.4% in 2011 and 50.0% in 2010, due to the increase in our commercial business which does not typically utilize the POC method.
The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts accounted for under the POC method of accounting requires management's judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. Changes in estimates related to contracts accounted for under the POC method are recorded using the cumulative catch-up method of accounting. The net effect of these favorable and unfavorable changes in estimates were expense of $1.2 million in 2012 and $0.3 million of income in both 2011 and 2010. The aggregate effects of these favorable and unfavorable changes in estimates in 2012, 2011 and 2010 were $18.0 million, $4.7 million and $3.5 million of favorable operating income and $19.2 million, $4.4 million and $3.2 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustments to an individual contract within the aggregate changes in contract estimates for 2012, 2011 or 2010 was material to the consolidated statements of income for such annual periods.
Accounting for Pension Plans
The Company's accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company's pension income or expense is the expected return on plan assets, as well as the assumed discount rate on pension liabilities. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2013 for its domestic pension plan, 6.4% for its United Kingdom based pension plan and 3.0% for its Swiss based pension plan, which was part of the LeCroy acquisition. The assumed discount rate will be 4.4% in 2013 for its domestic pension plan, 4.2% for its United Kingdom based pension plan and 1.8% for its Swiss based pension plan. The Company's long-term expected return on pension assets used in 2012 was 8.25% for its domestic pension plans and the assumed discount rate used in 2012 was 6.6%. For its United Kingdom based pension plan, the Company's long-term expected return on pension assets used in 2012 was 6.4% and the assumed discount rate used in 2012 was 4.7%. For its Swiss based pension plan, the Company's long-term expected return on pension assets used in 2012 was 3.0% and the assumed discount rate used in 2012 was 2.0%. The actual rate of return on pension assets was 13.9% in 2012 and a negative 0.4% in 2011 for its domestic pension plans. The actual rate of return on pension assets was 7.0% in 2012 and a negative 2.7% in 2011 for its United Kingdom based pension plan. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made voluntary pretax cash contributions of $92.8 million to its domestic pension benefit plan in 2012 and made a voluntary pretax cash contribution of $83.0 million on January 7, 2013, before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of plan assets at the end of the previous year. The market-related value of plan assets is a smoothed value, where investment gains and losses have been smoothed over five years. This produces the expected return on plan assets that is included in the annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. At year-end 2012 the Company has a $257.1 million non-cash reduction to stockholders' equity and a long-term additional liability of $418.6 million related to its pension plans. At year-end 2011, the Company had a $208.2 million non-cash reduction to stockholders' equity and a long-term additional liability of $339.9 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2012 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.0)	$2.1
Change in long-term rate of return on plan assets	$(2.1)	$2.1
See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.
Accounting for Business Combinations, Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
The Company accounts for goodwill and purchased intangible assets under ASC 80. In all acquisitions, the results are included in the Company's consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We would test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity's market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on the annual impairment test completed in the fourth quarter of 2012, no impairment of goodwill or intangible assets with indefinite lives was indicated.
For goodwill impairment testing, the Company estimates the fair value of the reporting units, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and management's judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management's estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
As of December 30, 2012, the Company had 35 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company's individual reporting units ranges from $0.5 million to $235.4 million. The Company's analysis in 2012 indicated that in all instances, the fair value of the Company's reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company's reporting units as of the fourth quarter of 2012, the annual testing date, ranged from approximately 38% to 2,756%.
Changes in these projections could affect the estimated fair value of certain of the Company's reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this sensitivity analysis, the Company did not identify any goodwill impairment charges.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. The estimated fair values significantly exceed the carrying value for each of the Company's indefinite-lived intangible assets as of the fourth quarter of 2012, the annual testing date.

Accounting for Income Taxes
Income tax expense and deferred tax assets and liabilities reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. Uncertainty exists regarding tax positions taken in previously filed tax returns still under examination and positions expected to be taken in the current year and future returns. Deferred tax assets and liabilities arise due to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforwards. Although we believe our income tax expense and deferred tax assets and liabilities are reasonable, no assurance can be given that the final tax outcome will not be different from that which is reflected in our historical income tax provisions and accruals. To the extent that the final tax outcome is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of uncertain tax benefits that are considered appropriate, as well as the related net interest.
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
Our effective tax rates differ from the statutory rate primarily due to the tax impact of tax credits, including prior year research and development tax credits, state taxes, tax audit settlements and non U.S. subsidiaries taxed at rates less than 35%. The effective tax rate was 28.7%, 32.9% and 30.9% in 2012, 2011 and 2010, respectively.
We record uncertain tax positions on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2012	2011	2010
Beginning of year	$25.8	$10.1	$25.2
Increase (decrease) in prior year tax positions (a)	18.1	18.7	(3.5)
Increase for tax positions taken during the current period	1.5	0.7	0.6
Reduction related to settlements with taxing authorities	—	—	(9.2)
Reduction related to lapse of the statute of limitations	(2.9)	(3.5)	(3.0)
Impact of exchange rate changes	0.1	(0.2)	—
End of year	$42.6	$25.8	$10.1
a) Includes the impact of acquisitions in 2012 and 2011.
We recognized interest related to unrecognized tax benefits of $2.7 million and $1.7 million within the provision for income taxes in our statements of operations for fiscal year 2012 and 2011, respectively.
As of December 30, 2012, we estimated that $32.9 million of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore be recognized as additional tax benefits in our income statement. Of the $42.6 million of unrecognized tax benefits, $9.7 million would be offset by deferred tax assets.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2009, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2003. The Company is currently under audit in Canada for tax periods 2006 through 2011 and in California for tax years 2007 through 2009. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company's results of operations. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2006.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $13.7 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.

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
In 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. Teledyne's adoption of these new provisions, effective January 2, 2012, did not have an impact on our financial position or results of operations.

Safe Harbor Cautionary Statement Regarding Forward-Looking Information
This Management's Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, taxes and strategic plans. All statements made in this Management's Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; and cuts to defense spending resulting from future deficit reduction measures, including potential automatic cuts to defense spending that have been triggered by the Budget Control Act of 2011. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing could negatively affect our businesses that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.
Changes in the policies of U.S. and foreign governments could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the Company participates.
While Teledyne's growth strategy includes possible acquisitions, we cannot provide any assurance as to when, if or on what terms any acquisitions will be made. Acquisitions involve various inherent risks, such as, among others, our ability to integrate acquired businesses, retain customers and achieve identified financial and operating synergies. There are additional risks associated with acquiring, owning and operating businesses outside of the United States, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations.
While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 12 of this Form 10-K under the caption “Risk Factors; Cautionary Statement as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information required by this item is included in this Report at page 44 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data.
The information required by this item is included in this Report at pages 56 through 93. See the “Index to Financial Statements and Related Information” at page 55.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls
Teledyne's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 30, 2012, of the Company's “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 30, 2012, are effective.

Internal Controls
See Management Statement on page 56 for management's annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 57 for Ernst & Young LLP's attestation report on management's assessment of internal control over financial reporting.
There was no change in the Company's “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2012, that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.
Sarbanes-Oxley Disclosure Committee
The Company's Sarbanes-Oxley Disclosure Committee includes the following members:
Wajid Ali, Vice President and Controller
Cynthia Belak, Vice President, Business Risk Assurance
Stephen F. Blackwood, Vice President and Treasurer
Melanie S. Cibik, Senior Vice President, General Counsel and Secretary
Brian A. Levan, Senior Director of Financial Reporting and Assistant Controller
Susan L. Main, Senior Vice President and Chief Financial Officer
Robyn E. McGowan, Vice President, Administration, Human Resources and Assistant Secretary
Patrick Neville, Vice President and Chief Information Officer
S. Paul Sassalos, Associate General Counsel and Assistant Secretary
Jason VanWees, Vice President, Strategy and Mergers & Acquisitions
Among its tasks, the Sarbanes-Oxley Disclosure Committee discusses and reviews disclosure issues to help us fulfill our disclosure obligations on a timely basis in accordance with SEC rules and regulations and is intended to be used as an additional resource for employees to raise questions regarding accounting, auditing, internal controls and disclosure matters. Our toll-free Ethics Help Line (1-877-666-6968) continues to be an alternative means to communicate concerns to the Company's management.

Item 9B.	Other Information.
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
In addition to the information set forth under the caption “Executive Management” beginning at page 9 in Part I of this Report, the information required by this item is set forth in the 2013 Proxy Statement under the captions “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2013 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the table below, the information required by this item is set forth in the 2013 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.
Equity Compensation Plans Information
The following table summarizes information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans, as of December 30, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted- Average Exercise Price of Outstanding Options, Warrants or Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)](c)
Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	435,287		$42.90		—
1999 Non-Employee Director Stock Compensation Plan(1)	102,633		$26.35		—
2002 Stock Incentive Plan(1)	598,709		$34.28		—
Amended and Restated 2008 Incentive Award Plan(2)	1,375,284	(3)	$51.90	(4)	2,054,629	(5)
Employee Stock Purchase Plan(6)	—		—		1,000,000
Equity compensation plans not approved security holders	—		—		—
Total	2,511,913		$45.10		3,054,629	(6)

1)
The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders. No additional awards may be granted under these plans.

2)
On April 25, 2012, the stockholders of Teledyne approved the amendment and restatement of the 2008 Incentive Award Plan, which increased the maximum number of shares available from 1,610,000 to 4,237,000.

3)
Does not included (i) 73,038 shares potentially issuable under the second and third installments of the 2009-2011 cycle of our PSP, which will be paid in equal installments in 2013 and 2014, of which 23,519 shares were issued on January 28, 2013 with respect to the second installment thereto (ii) 4,399 restricted stock units and (iii) up to 11,220 shares of stock potentially issuable to certain Canadian employees under the 2012-2014 cycle of our PSP, which was established in January 2012, assuming goals are met at 100% of performance targets.

4)	Does not include the securities described in footnote (3) above, which do not have an exercise price.

5)
The number of shares available for future issuance assumes the issuance of (i) 73,038 shares potentially issuable under the 2009-2011 cycle of our PSP (ii) 11,220 shares potentially issuable to certain Canadian employees under the 2012-2014 cycle of our PSP and (iii) 4,399 shares issuable pursuant to restricted stock units.

6)
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2013 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2013 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of Teledyne financial statements, as well as to safeguard the Company's assets from unauthorized use or disposition.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED'S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 30, 2012. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2012 acquisitions of LeCroy, VariSystems, BlueView, PDM Neptec and Optech, which are included in the 2012 consolidated financial statements of the Company and constituted: $575.4 million and $395.0 million of total and net assets, respectively, as of December 30, 2012 and $155.8 million and $4.9 million of total revenues and net income, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 30, 2012, the Company's internal controls over financial reporting were effective.
Ernst and Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne's internal control over financial reporting. Their report appears on page 57 of this Annual Report.

Date: February 26, 2013

/S/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 26, 2013

/S/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Teledyne Technologies Incorporated
We have audited Teledyne Technologies Incorporated's internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Teledyne Technologies Incorporated's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated's Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated's Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2012 acquisitions of LeCroy, VariSystems, BlueView, PDM Neptec and Optech, which are included in the 2012 consolidated financial statements of the Company and constituted: $575.4 million and $395.0 million of total and net assets, respectively, as of December 30, 2012 and $155.8 million and $4.9 million of total revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of these newly acquired entities.
In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of December 30, 2012 and January 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012 of Teledyne Technologies Incorporated and our report dated February 26, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 30, 2012 and January 1, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 30, 2012 and January 1, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated's internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2013

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2012	2011	2010
Net Sales	$2,127.3	$1,941.9	$1,644.2
Costs and expenses
Cost of sales	1,379.1	1,290.7	1,148.1
Selling, general and administrative expenses	505.1	424.0	317.6
Total costs and expenses	1,884.2	1,714.7	1,465.7
Income before other income/(expense) and income taxes	243.1	227.2	178.5
Other income/(expense), net	2.9	0.6	1.6
Interest and debt expense, net	(17.8)	(16.2)	(6.5)
Income from continuing operations before income taxes	228.2	211.6	173.6
Provision for income taxes	65.4	69.5	53.6
Net income from continuing operations including noncontrolling interest	162.8	142.1	120.0
Discontinued operations, net of income taxes	2.3	113.1	0.6
Net income	165.1	255.2	120.6
Less: Net income attributable to noncontrolling interest	(1.0)	—	(0.1)
Net income attributable to Teledyne	$164.1	$255.2	$120.5
Net income from continuing operations including noncontrolling interest	$162.8	$142.1	$120.0
Less: Net income attributable to noncontrolling interest	(1.0)	—	(0.1)
Net income from continuing operations	161.8	142.1	119.9
Discontinued operations, net of income taxes	2.3	113.1	0.6
Net income attributable to Teledyne	$164.1	$255.2	$120.5
Basic earnings per common share:
Continuing operations	$4.41	$3.88	$3.31
Discontinued operations	0.06	3.09	0.02
Basic earnings per common share	$4.47	$6.97	$3.33
Weighted average common shares outstanding	36.7	36.6	36.2
Diluted earnings per common share:
Continuing operations	$4.33	$3.81	$3.25
Discontinued operations	0.06	3.03	0.02
Diluted earnings per common share	$4.39	$6.84	$3.27
Weighted average diluted common shares outstanding	37.4	37.3	36.9
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2012	2011	2010
Net income	$165.1	$255.2	$120.6
Other comprehensive loss, net of tax:
Foreign exchange translation adjustment	14.3	(9.3)	(3.7)
Hedge activity and interest rate swap	2.8	(4.1)	(0.6)
Pension and postretirement benefit adjustments	(49.4)	(42.1)	(9.5)
Other comprehensive loss, net of tax (a)	(32.3)	(55.5)	(13.8)
Comprehensive income attributable to noncontrolling interest	(1.0)	—	(0.1)
Comprehensive income, net of tax	$131.8	$199.7	$106.7
(a) Net of income tax benefits of $30.2 million, $24.2 million and $6.5 million for 2012, 2011 and 2010, respectively.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2012	2011
Assets
Current Assets
Cash and cash equivalents	$45.8	$49.4
Accounts receivable, net	350.3	270.0
Inventories, net	281.2	219.4
Deferred income taxes, net	39.8	35.1
Prepaid expenses and other current assets	27.7	28.8
Total current assets	744.8	602.7
Property, plant and equipment, net	349.5	254.6
Goodwill, net	990.2	717.8
Acquired intangibles, net	265.7	181.4
Other assets, net	56.2	69.6
Total Assets	$2,406.4	$1,826.1
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$148.6	$102.0
Accrued liabilities	256.7	230.8
Current portion of long-term debt and capital leases	2.0	1.4
Total current liabilities	407.3	334.2
Long-term debt and capital leases	556.2	311.4
Accrued pension obligation	57.0	66.0
Accrued postretirement benefits	12.8	13.2
Other long-term liabilities	169.7	117.2
Total Liabilities	1,203.0	842.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares; 37,162,697 at December 30, 2012 and 37,027,015 at January 1, 2012 Outstanding shares; 37,162,697 at December 30, 2012 and 36,449,092 at January 1, 2012	0.4	0.4
Additional paid-in capital	297.8	291.7
Retained earnings	1,123.0	958.9
Treasury stock	—	(30.6)
Accumulated other comprehensive loss	(273.4)	(241.1)
Total Teledyne Stockholders’ Equity	1,147.8	979.3
Noncontrolling interest	55.6	4.8
Total Stockholders’ Equity	1,203.4	984.1
Total Liabilities and Stockholders’ Equity	$2,406.4	$1,826.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Teledyne Technologies Incorporated Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance, January 3, 2010	$0.4	$254.7	$—	$583.2	$(171.8)	$666.5	$0.9	$667.4
Net income	—	—	—	120.5	—	120.5	0.1	120.6
Other comprehensive loss, net of tax					(13.8)	(13.8)		(13.8)
Stock option compensation expense	—	4.9	—	—	—	4.9	—	4.9
Exercise of stock options and other, net	—	7.9	—	—	—	7.9	—	7.9
Balance, January 2, 2011	0.4	267.5	—	703.7	(185.6)	786.0	1.0	787.0
Net income	—	—	—	255.2	—	255.2	—	255.2
Other comprehensive loss, net of tax					(55.5)	(55.5)		(55.5)
Treasury stock purchase, net	—	—	(34.9)	—	—	(34.9)	—	(34.9)
Treasury stock issuance	—	(1.3)	4.3	—	—	3.0	—	3.0
Noncontrolling interest - Nova Sensors	—	—	—	—	—	—	4.8	4.8
Purchase of noncontrolling interest	—	(3.2)	—	—	—	(3.2)	(1.0)	(4.2)
Stock option compensation expense	—	5.8	—	—	—	5.8	—	5.8
Exercise of stock options and other, net	—	22.9	—	—	—	22.9	—	22.9
Balance, January 1, 2012	0.4	291.7	(30.6)	958.9	(241.1)	979.3	4.8	984.1
Net income	—	—	—	164.1	—	164.1	1.0	165.1
Other comprehensive loss, net of tax					(32.3)	(32.3)		(32.3)
Treasury stock issuance	—	(14.0)	30.6	—	—	16.6	—	16.6
Noncontrolling interest - Optech	—	—	—	—	—	—	49.8	49.8
Stock option compensation expense	—	8.0	—	—	—	8.0	—	8.0
Exercise of stock options and other, net	—	12.1	—	—	—	12.1	—	12.1
Balance, December 30, 2012	$0.4	$297.8	$—	$1,123.0	$(273.4)	$1,147.8	$55.6	$1,203.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2012	2011	2010
Operating Activities
Net income	$165.1	$255.2	$120.6
Discontinued operations, net of income taxes	(2.3)	(113.1)	(0.6)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78.3	64.2	45.2
Deferred income taxes	(17.9)	28.1	17.1
Stock option expense	8.0	5.8	4.9
Noncontrolling interest	1.0	—	0.1
Excess income tax benefits from stock options exercised	(8.4)	(7.2)	(1.5)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(28.5)	23.0	(19.0)
Inventories	(6.8)	(10.9)	1.3
Prepaid expenses and other assets	0.1	(1.6)	3.9
Accounts payable	22.3	(11.1)	(3.7)
Accrued liabilities	(22.1)	33.1	10.7
Income taxes payable, net	47.3	22.8	(9.1)
Long-term assets	(4.7)	(11.3)	(2.5)
Other long-term liabilities	14.0	(0.7)	(4.2)
Accrued pension obligation	(58.6)	(64.5)	(39.9)
Accrued postretirement benefits	(0.4)	2.1	0.8
Other operating, net	3.1	5.6	3.0
Net cash provided by operating activities from continuing operations	189.5	219.5	127.1
Net cash provided by (used in) discontinued operations	—	(2.9)	14.7
Net cash provided by operating activities	189.5	216.6	141.8
Investing Activities
Purchases of property, plant and equipment	(65.3)	(41.7)	(31.0)
Purchase of businesses and other investments	(389.2)	(366.7)	(67.9)
Proceeds from the sale of businesses and disposal of fixed assets	1.1	137.0	—
Net cash used in investing activities from continuing operations	(453.4)	(271.4)	(98.9)
Net cash used in discontinued operations	—	(0.5)	(2.3)
Net cash used in investing activities	(453.4)	(271.9)	(101.2)
Financing Activities
Proceeds from issuance of Senior Notes	—	—	250.0
Net proceeds (payments) - long-term debt	229.2	46.6	(246.4)
Purchase of treasury stock	—	(34.9)	—
Proceeds from stock options exercised	19.9	14.8	3.9
Tax benefits from stock options exercised	8.4	7.2	1.5
Issuance of cash flow hedges	2.8	(2.2)	(0.6)
Other financing, net	—	(1.9)	—
Net cash provided by financing activities	260.3	29.6	8.4
Increase (decrease) in cash and cash equivalents	(3.6)	(25.7)	49.0
Cash and cash equivalents—beginning of period	49.4	75.1	26.1
Cash and cash equivalents—end of period	$45.8	$49.4	$75.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2012

Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) became an independent, public company effective November 29, 1999. Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, electronics design and development, factory automation and medical imaging. The products include monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, digital imaging sensors and cameras, aircraft information management systems, and defense electronic and satellite communication subsystems. Teledyne also supplies engineered systems for defense, space, environmental and energy applications. Teledyne differentiates itself from many of its direct competitors by having a customer and company sponsored applied research center that augments to product development expertise.
Teledyne consists of the Instrumentation segment with principal operations in the United States and the United Kingdom; the Digital Imaging segment with principal operations in the United States, Canada and the Netherlands: the Aerospace and Defense Electronics segment with principal operations in the United States, the United Kingdom and Mexico; and the Engineered Systems segment with principal operations in the United States and the United Kingdom.
On April 19, 2011, Teledyne completed the sale of its general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. Accordingly, our consolidated financial statements reflect the Aerospace Engines and Components segment as a discontinued operation.

Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2012 was a 52-week fiscal year and ended on December 30, 2012. Fiscal year 2011 was a 52-week fiscal year and ended on January 1, 2012. Fiscal year 2010 was a 52-week fiscal year and ended on January 2, 2011. References to the years 2012, 2011 and 2010 are intended to refer to the respective fiscal year unless otherwise noted.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers' compensation and general liability, employee dental and medical benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

Revenue Recognition
Commercial sales and revenue from U.S. Government fixed-price type contracts generally are recorded as shipments are made, as services are rendered or in some cases, on a percentage-of-completion basis. Sales under cost-reimbursement contracts are recorded as work is performed. Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion (“POC”) method. Teledyne measures the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or based upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to be paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Since certain contracts extend over a long period of time, all revisions in cost and revenue estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period that it becomes evident. Sales under cost-reimbursement contracts are recorded as allowable costs are incurred and fees are earned. For revenues recorded on contracts that require the Company to warehouse certain goods, all risks of loss is borne by the customer. Changes in estimates related to contracts accounted for under the POC method are recorded using the cumulative catch-up method of accounting. The net effects of these favorable and unfavorable changes in estimates were expense of $1.2 million in 2012 and $0.3 million of expense in both 2011 and 2010. The aggregate effects of these favorable and unfavorable changes in estimates in 2012, 2011 and 2010 were $18.0 million, $4.7 million and $3.5 million of favorable operating income and $19.2 million, $4.4 million and $3.2 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustments to an individual contract within the aggregate changes in contract estimates for 2012, 2011 or 2010 was material to the consolidated statements of income for such annual periods.
Shipping and Handling
Shipping and handling fees charged to customers are classified as revenue while shipping and handling costs retained by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.
Product Warranty and Replacement Costs
Some of the Company's products are subject to specified warranties and the Company reserves for the estimated cost of product warranties on a product-specific basis. Facts and circumstances related to a product warranty matter and cost estimates to return, repair and/or replace the product are considered when establishing a product warranty reserve. The adequacy of the preexisting warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current accrued liabilities and long-term liabilities on the balance sheet. Changes in the Company's product warranty reserve are as follows (in millions):

	2012	2011	2010
Balance at beginning of year	$13.3	$13.0	$13.6
Accruals for product warranties charged to expense	9.6	5.1	4.0
Cost of product warranty claims	(6.9)	(5.9)	(4.8)
Acquisitions	1.8	1.1	0.2
Balance at end of period	$17.8	$13.3	$13.0

Research and Development
Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $131.6 million in 2012, $101.9 million in 2011, and $61.3 million in 2010. Costs related to customer-funded research and development contracts were $232.6 million in 2012, $213.8 million in 2011 and $258.6 million in 2010 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

Income Taxes
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2012	2011	2010
Net income from continuing operations including noncontrolling interest	$162.8	$142.1	$120.0
Net income attributable to noncontrolling interest	(1.0)	—	(0.1)
Discontinued operations, net of income taxes	2.3	113.1	0.6
Net income attributable to Teledyne	$164.1	$255.2	$120.5
Basic earnings per common share:
Weighted average common shares outstanding	36.7	36.6	36.2
Basic earnings per common share
Continuing operations	$4.41	$3.88	$3.31
Discontinued operations	0.06	3.09	0.02
Basic earnings per common share	$4.47	$6.97	$3.33
Diluted earnings per share:
Weighted average common shares outstanding	36.7	36.6	36.2
Dilutive effect of exercise of options outstanding	0.7	0.7	0.7
Weighted average diluted common shares outstanding	37.4	37.3	36.9
Diluted earnings per common share
Continuing operations	$4.33	$3.81	$3.25
Discontinued operations	0.06	3.03	0.02
Diluted earnings per common share	$4.39	$6.84	$3.27
For 2012, 2011 and 2010, 513,340, 388,660 and 846,307 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company's common stock during the respective periods.
For 2012, 2011 and 2010, stock options to purchase 2.0 million, 2.3 million and 2.1 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company's common stock during the respective periods and are included in the computation of diluted earnings per share.
 In addition 4,996 and 22,668 contingent shares of the Company's common stock under a compensation plan were excluded from fully diluted shares outstanding for 2011 and 2010, respectively, since performance and other conditions for issuance were not met. No shares were excluded for 2012.
Accounts Receivable
Receivables are presented net of a reserve for doubtful accounts of $4.7 million at December 30, 2012, and $3.8 million at January 1, 2012. Expense recorded for the reserve for doubtful accounts was $1.4 million, $0.7 million, and $1.4 million for 2012, 2011, and 2010, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer's ability to perform its obligations, which are updated periodically.

Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $2.4 million at December 30, 2012 and $0.3 million at January 1, 2012.
Inventories
Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are principally valued on an average cost, or first-in, first-out method, while the remainder are stated at cost based on the last-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 5 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $48.9 million in 2012, $39.6 million in 2011 and $30.6 million in 2010.
Goodwill and Other Intangible Assets
The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2012, no impairment of goodwill or intangible assets was indicated.
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

Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company's liability is probable and the costs are reasonably estimable, but generally not later than the completion of the feasibility study or the Company's recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company's prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company's environmental personnel in consultation with outside environmental specialists, when necessary.

Foreign Currency Translation
The Company's foreign entities' accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of accumulated other comprehensive loss in stockholders' equity. A majority of the Company's sales are denominated in U.S. dollars which mitigates the effect of exchange rate changes.
Hedging Activities/Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Due to the February 2011 acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. These contracts are designated and qualify as cash flow hedges.
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders' equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a gain of approximately $0.5 million over the next 12 months based on the year end 2012 exchange rate.
In the event that the gains or losses in accumulated other comprehensive income ("AOCI") are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 30, 2012, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $51.7 million and these contracts had a fair value of $0.8 million. These foreign currency forward contracts have maturities ranging from March 2013 to February 2014.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 30, 2012, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	2.6	Euros		€(2.0)
Canadian Dollars	C$	26.3	U.S. Dollars		$(26.3)
Great Britain Pounds		£5.5	U.S. Dollars		$(8.9)
U.S. Dollars		$8.9	Euros		€(6.8)
U.S. Dollars		$2.6	Japanese Yen		¥(218.0)
U.S. Dollars		$1.0	Korean Won	₩	(1,126.0)
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

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements for fiscal year 2012 and 2011 was as follows (in millions):

	2012	2011
Net gain (loss) recognized in AOCI (a)	$2.0	$(2.4)
Net loss reclassified from AOCI into cost of sales (a)	$(0.9)	$(0.1)
Net foreign exchange gain recognized in other income and expense (b)	$0.5	$0.5
(a)Effective portion
(b)Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for fiscal year 2012 and 2011 was a loss of $0.1 million and $0.7 million of income, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	December 30, 2012	January 1, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$0.8	$—
Cash flow forward contracts	Accrued liabilities	—	(2.0)
Total derivatives designated as hedging instruments		0.8	(2.0)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.1	—
Non-designated forward contracts	Accrued liabilities	(0.2)	(0.5)
Total derivatives not designated as hedging instruments		(0.1)	(0.5)
Total asset/(liability) derivatives		$0.7	$(2.5)
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $15.0 million for 2012. Tax refunds received in 2012 totaled $1.9 million. Cash payments for federal, foreign and state income taxes were $21.9 million for 2011. This amount does not include $51.3 million in income taxes paid on the gain on the sale of discontinued operations. Tax refunds received in 2011 totaled $11.1 million. Cash payments for federal, foreign and state income taxes were $59.9 million for 2010. Tax refunds received in 2010 totaled $15.5 million. Cash payments for interest and credit facility fees totaled $16.2 million, $15.7 million and $2.8 million for 2012, 2011 and 2010, respectively.

Fair Value Measurements
When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The Company uses the following three levels of inputs in determining the fair value of the Company's assets and liabilities, focusing on the most observable inputs when available:

•	Level 1-Quoted prices in active markets for identical assets or liabilities.

•
Level 2-Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3-Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.
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
In 2011, the FASB issued new accounting guidance that amends some fair value measurement principles and disclosure requirements. The new guidance provides a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. It also changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements, particularly for Level 3 fair value measurements. Teledyne's adoption of these new provisions, effective January 2, 2012, did not have an impact on our financial position or results of operations.
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $389.2 million, $366.7 million and $67.9 million on acquisitions in 2012, 2011 and 2010, respectively.
On August 3, 2012, Teledyne acquired LeCroy Corporation (“LeCroy”) for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011 and is part of the Instrumentation segment.
In addition to the acquisition of LeCroy in 2012, the Company completed the acquisition of four other businesses in 2012 for $87.9 million in cash, net of cash acquired. The additional businesses acquired expanded our portfolio of rugged interconnect solutions, increased our instrumentation content on AUVs and ROVs used in oil and gas and marine survey applications, added 3D imaging capability to our portfolio of visible, X-ray and ultraviolet sensors, cameras, added bathymetric LIDAR systems used for coastal mapping and shallow water profiling and expanded our line of harsh environmental marine connectors. The aggregate annual sales of the five businesses acquired at the time of their respective acquisitions, in each case based on the acquired company's revenues for its last completed fiscal year prior to the acquisition, were approximately $98.7 million.
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
In addition to the acquisition of DALSA in 2011, the Company spent $27.2 million on three acquisitions and the purchase of the remaining minority interest in Energy Systems. The acquisitions provided the Company with compact short-wave and mid-wave infrared cameras and laser-based survey and digital imaging.
In 2010, Teledyne acquired Intelek plc (“Intelek”) for $43.5 million. Intelek primarily designs and manufactures electronic systems for satellite and microwave communications and aerospace manufacturing. In 2010, Teledyne also acquired two other companies which included a designer and manufacturer of custom optics and optomechanical assemblies and a designer and manufacturer of the Gaviatm autonomous underwater vehicle.
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
The unaudited pro forma financial information below assumes that DALSA had been acquired at the beginning of the 2011 and 2010 fiscal years and includes the effect of estimated amortization of acquired identifiable intangible assets and increased interest expense on net acquisition debt, as well as the impact of purchase accounting adjustments for certain liabilities and inventory valuation adjustments. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the period presented. In addition, the unaudited pro forma financial results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.

	Fiscal Year
(unaudited, in millions, except per-share amounts)	2011	2010
Net sales	$1,966.0	$1,850.2
Net income from continuing operations	$133.5	$113.6
Net income attributable to Teledyne	$246.6	$114.2
Basic earnings per common share – continuing operations	$3.65	$3.14
Basic earnings per common share – attributable to Teledyne	$6.74	$3.15
Diluted earnings per common share – continuing operations	$3.58	$3.08
Diluted earnings per common share – attributable to Teledyne	$6.61	$3.09

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.
Teledyne’s goodwill was $990.2 million at December 30, 2012 and $717.8 million at January 1, 2012. The increase in the balance of goodwill in 2012 resulted from current year acquisitions and the impact of foreign currency exchange rate changes. Teledyne’s net acquired intangible assets were $265.7 million at December 30, 2012 and $181.4 million at January 1, 2012. The increase in the balance of acquired intangible assets in 2012 resulted from current year acquisitions and the impact of exchange rate changes, partially offset by amortization. The Company’s cost to acquire LeCroy, PDM Neptec, BlueView, VariSystems and Optech has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the 2012 acquisitions.
The following tables show the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2012 and 2011 (in millions):

	Fiscal year 2012
Name	Acquisition Date	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
LeCroy	August 3, 2012	$301.3	$174.4	$67.6
PDM Neptec	August 3, 2012	7.4	3.3	1.3
Blue View	July 2, 2012	16.3	10.8	4.8
Optech	April 2, 2012	27.9	62.4	23.4
VariSystems	February 25, 2012	36.3	14.2	11.9
		$389.2	$265.1	$109.0

	Fiscal year 2011
Name	Acquisition Date	Purchase Price(a)	Goodwill Acquired	Acquired Intangible Assets
DALSA	February 11, 2011	$339.5	$166.9	$91.5
Nova Sensors	March 17, 2011	5.1	8.3	2.0
		$344.6	$175.2	$93.5

a) Includes transaction costs that were expensed.

The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made in 2012 and 2011 (in millions):

	2012	2011
Current assets, excluding cash acquired	$116.2	$98.7
Property, plant and equipment	79.1	53.3
Goodwill	265.1	175.2
Other acquired intangible assets	109.0	93.5
Other long-term assets	5.3	—
Total assets acquired	574.7	420.7
Current liabilities	(61.8)	(37.7)
Long-term liabilities	(123.7)	(38.4)
Total liabilities assumed	(185.5)	(76.1)
Purchase price, net of cash acquired	$389.2	$344.6
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2012 and 2011 (dollars in millions):

	2012		2011
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years	Intangible Assets	Weighted average useful life in years
Proprietary technology	$50.4	9.5	$46.0	9.0
Customer list/relationships	21.4	10.2	24.6	10.0
Backlog	1.1	0.4	3.4	1.6
Trademarks	0.1	1.0	—	—
Total intangibles subject to amortization	73.0	9.5	74.0	9.5

Intangibles not subject to amortization:
Trademarks	36.0	n/a	19.5	n/a
Total intangibles not subject to amortization	36.0	n/a	19.5	n/a
Total acquired intangible assets	$109.0	n/a	$93.5	n/a

Goodwill	$265.1	n/a	$175.2	n/a
Goodwill resulting from the acquisitions made in fiscal 2012 and 2011 will not be deductible for tax purposes.
The following table summarizes the changes in the carrying value of goodwill (in millions):

	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 2, 2011	$271.6	$89.9	$161.1	$23.7	$546.3
Current year acquisitions	—	175.2	—	—	175.2
Impact of foreign currency changes	(0.1)	(3.9)	0.3	—	(3.7)
Balance at January 1, 2012	271.5	261.2	161.4	23.7	717.8
Current year acquisitions	188.5	62.4	14.2	—	265.1
Impact of foreign currency changes	2.6	3.5	0.8	0.4	7.3
Balance at December 30, 2012	$462.6	$327.1	$176.4	$24.1	$990.2

 The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2012			2011
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other acquired intangible assets:
Proprietary technology	$176.3	$63.9	$112.4	$124.2	$47.0	$77.2
Customer list/relationships	91.1	33.9	57.2	68.5	25.3	43.2
Patents	0.7	0.6	0.1	0.7	0.5	0.2
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	3.3	1.4	1.9	3.2	1.2	2.0
Backlog	12.3	12.2	0.1	11.1	9.6	1.5
Other acquired intangible assets subject to amortization	$284.6	$112.9	$171.7	$208.6	$84.5	$124.1
Other acquired intangible assets not subject to amortization
Trademarks	94.0	—	94.0	57.3	—	57.3
Total other acquired intangible assets:	$378.6	$112.9	$265.7	$265.9	$84.5	$181.4
Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Consistent with Teledyne's growth strategy, we seek to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given our markets and highly engineered nature of our products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, we believe the value of acquired intangible assets decline in a linear, as opposed to an accelerated fashion, and we believe amortization on a straight-line basis is appropriate.
The Company recorded $29.4 million and $24.6 million in amortization expense in 2012 and 2011, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2013 - $27.5; 2014 - $27.3; 2015 - $25.8; 2016 - $23.1; 2017 - $21.4.
The estimated remaining useful lives by asset category as of December 30, 2012, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	6.4
Customer list/relationships	6.5
Patents	6.9
Backlog	1.0
Trademarks	9.9
Total intangibles subject to amortization	6.5
Note 4. Financial Instruments
The carrying amounts of cash and cash equivalents approximate fair value because of the short maturity of those instruments. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne's long-term debt at December 30, 2012, approximated the carrying value of $543.3 million. The estimated fair value of Teledyne's long-term debt at January 1, 2012, approximated the carrying value of $298.0 million.
The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable
Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2012	2011
U.S. Government and prime contractors contract receivables:
Billed receivables	$26.0	$24.0
Unbilled receivables	28.2	26.9
Commercial and other receivables	300.9	222.9
	355.1	273.8
Reserve for doubtful accounts	(4.8)	(3.8)
Total accounts receivable, net	$350.3	$270.0
The billed contract receivables from the U.S. Government and prime contractors contain $21.0 million and $18.3 million at December 30, 2012 and January 1, 2012, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $23.6 million and $19.6 million at December 30, 2012 and January 1, 2012, respectively.
Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6. Inventories
Inventories consist of the following (in millions):

	Balance at year-end
	2012	2011
Raw materials and supplies	$129.4	$107.3
Work in process	145.9	104.9
Finished goods	30.5	28.0
	305.8	240.2
Progress payments	(7.3)	(3.4)
LIFO reserve	(17.3)	(17.4)
Total inventories, net	$281.2	$219.4
Inventories at cost determined on the LIFO method were $91.5 million at December 30, 2012 and $96.0 million at January 1, 2012. The remainder of the inventories using average cost or the FIFO methods, were $214.3 million at December 30, 2012 and $144.2 million at January 1, 2012.
The Company recorded less than $0.1 million in LIFO income in 2012. The Company recorded LIFO expense of $0.9 million in 2011 and LIFO income of $0.8 million in 2010.
Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $42.0 million and $42.0 million at December 30, 2012, and January 1, 2012, respectively.
Inventories, before progress payments, related to long-term contracts were $40.8 million and $34.1 million at December 30, 2012, and January 1, 2012, respectively. Progress payments related to long-term contracts were $1.3 million and $1.5 million at December 30, 2012 and January 1, 2012, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7. Supplemental Balance Sheet Information
Property, plant and equipment were as follows (in millions):

	Balance at year-end
	2012	2011
Land	$35.9	$25.2
Buildings	163.8	135.6
Equipment and software	477.7	381.8
	677.4	542.6
Accumulated depreciation and amortization	(327.9)	(288.0)
Total property, plant and equipment, net	$349.5	$254.6

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	December 30, 2012	January 1, 2012
Deferred compensation assets	Other assets	$37.8	$32.9
Salaries and wages	Accrued liabilities	$101.6	$93.5
Customer deposits and credits	Accrued liabilities	$66.5	$55.9
Deferred compensation liabilities	Other long-term liabilities	$36.1	$31.7
Note 8. Stockholder's Equity
The following is an analysis of Teledyne's common stock share activity:

Shares
Balance, January 3, 2010	36,078,477
Stock options exercised and other	284,895
Balance, January 2, 2011	36,363,372
Stock options exercised and other	663,643
Balance, January 1, 2012	37,027,015
Stock options exercised and other	135,682
Balance, December 30, 2012	37,162,697
Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2012, 2011 or 2010.
Treasury Stock
In October 2011, Teledyne's Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the Company's credit facility. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program. Such repurchased shares became treasury stock. Teledyne issues shares for share-based compensation plans from treasury stock. Teledyne has no shares of treasury stock at December 30, 2012. No shares were repurchased in 2012 under the program.

Stock Incentive Plan
Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, restricted stock units, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. Stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10 years life.
The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2012 were similar to those used in estimating the fair value of stock options granted in 2011 and 2010. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $8.0 million, $5.8 million, and $4.7 million for stock option expense, for 2012, 2011 and 2010, respectively. The Company issues shares of common stock upon the exercise of stock options.
The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was six years. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. The following assumptions were used in the valuation of stock options granted in 2012, 2011 and 2010:

For the year	2012	2011	2010
Expected dividend yield	—	—	—
Expected volatility	34.1%	36.8%	35.3%
Risk-free interest rate	1.1%	2.1%	2.4%
Expected life in years	6.7	6.2	6.0
Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2012, 2011 and 2010 was $23.90, $18.94 and $16.44, respectively.
Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,322,845	$38.19	2,456,296	$33.07	2,249,050	$30.40
Granted	500,006	$64.73	499,038	$47.35	433,094	$42.09
Exercised	(542,205)	$29.92	(576,575)	$23.89	(179,747)	$20.34
Canceled or expired	(77,641)	$48.19	(55,914)	$42.94	(46,101)	$36.74
Ending balance	2,203,005	$45.90	2,322,845	$38.19	2,456,296	$33.07
Options exercisable at end of period	1,323,965	$39.07	1,586,480	$34.79	1,939,785	$30.19
The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 1, 2012 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Life	Shares	Weighted Average Exercise Price
$13.45-$20.00	93,237	$18.51	1.0	93,237	$18.51
$20.01-$30.00	149,795	$26.99	2.2	149,795	$26.99
$30.01-$40.00	478,103	$36.81	3.8	478,103	$36.81
$40.01-$50.00	697,787	$44.72	7.7	329,843	$43.92
$50.01-$60.00	305,377	$50.94	5.6	272,987	$50.80
$60.01-$65.58	478,706	$64.73	9.4	—	$—
	2,203,005	$45.90	6.3	1,323,965	$39.07

Non-Employee Director Stock Compensation Plan
Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 years life.
Stock option transactions for Teledyne’s non-employee director stock option plans are summarized as follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	404,692	$32.85	440,825	$28.15	418,817	$26.66
Granted	43,548	$59.17	42,759	$45.19	41,364	$39.53
Exercised	(139,332)	$26.66	(78,892)	$13.31	(17,356)	$14.55
Canceled or expired	—	$—	—	$—	(2,000)	$14.75
Ending balance	308,908	$39.35	404,692	$32.85	440,825	$28.15
Options exercisable at end of period	265,360	$36.10	361,933	$31.39	399,461	$27.06
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 30, 2012 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining Life	Shares	Weighted Average Exercise Price
$8.37-$10.00	2,530	$9.33	0.7	2,530	$9.33
$10.01-$20.00	28,839	$17.78	1.9	28,839	$17.78
$20.01-$30.00	62,042	$26.26	4.2	62,042	$26.26
$30.01-$40.00	67,813	$34.47	5.6	63,949	$34.30
$40.01-$50.00	85,550	$46.10	6.9	80,000	$46.42
$50.01-$60.00	28,000	$53.76	5.4	28,000	$53.76
$60.01-$64.73	34,134	$64.55	9.4	—	$—
	308,908	$39.35	5.7	265,360	$36.10

The total pretax intrinsic value of options exercised during 2012 and 2011 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $22.3 million and $18.5 million, respectively. At December 30, 2012, the intrinsic value of stock options outstanding was $42.1 million and the intrinsic value of stock options exercisable was $38.9 million. During 2012 and 2011, the amount of cash received from the exercise of stock options was $19.9 million and $14.8 million, respectively.
At December 30, 2012, there was $8.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.
Performance Share Plan
Teledyne's Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are payable in cash and to the extent available, shares of Teledyne common stock. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with exceptions for retirement, disability and death).
In January 2006, the performance cycle for the three-year period ending December 28, 2008 was set. Based on the performance over the three-year period, 53,834 shares were issued in 2009, 44,751 shares were issued in February 2010 and 47,589 shares were issued in February 2011.
In January 2009, the performance cycle for the three-year period ending January 1, 2012 was set. Based on the performance over the three-year period, at January 1, 2012 109,557 shares were calculated to be issued in three equal installments during 2012, 2013 and 2014. The first installment in 2012 was paid entirely in cash based upon the then current market price of $55.58 per share multiplied by 36,531 shares that would have been issued. In 2013, the Company issued 23,519 shares for the second installment. For the third and final installment in 2014, a maximum of 36,493 remain to be issued.
The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne's stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $3.2 million, $3.7 million and $2.6 million in compensation expense related to the PSP program for fiscal years 2012, 2011 and 2010, respectively. The higher amount for 2011 reflected the impact of converting the 36,531 shares into the cash payment for the first installment paid in 2012. At December 30, 2012 based on the estimated performance over the three year performance period, there was $6.5 million unrecognized compensation cost related to the PSP program.
Restricted Stock Award Program
Under Teledyne's restricted stock award program selected officers and key executives receive a grant of stock equal to 30% of the participant's annual base salary at the date of grant. The restricted stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. At December 30, 2012, an aggregate of 121,769 shares of restricted stock were issued and outstanding at year-end 2012.

The following table summarizes Teledyne's restricted stock activity:

	Shares	Weighted average fair value per shares
Balance, January 3, 2010	101,340	$31.77
Granted	41,885	$29.62
Issued	(31,307)	$27.71
Forfeited/Canceled	(2,916)	$27.71
Balance, January 2, 2011	109,002	$32.22
Granted	43,654	$37.22
Issued	(27,913)	$37.89
Forfeited/Canceled	(7,311)	$30.77
Balance, January 1, 2012	117,432	$32.82
Granted	37,304	$44.34
Issued	(32,610)	$30.97
Forfeited/Canceled	(357)	$30.97
Balance, December 30, 2012	121,769	$36.85
The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne's stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $1.4 million, $1.4 million and $1.2 million in compensation expense related to the restricted stock award program for fiscal years 2012, 2011 and 2010, respectively. At December 30, 2012, there was $1.4 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 9. Related Party Transactions

Dr. von Schack and Ms. Bruch are directors of The Bank of New York Mellon Corporation. Dr. Mehrabian was also a director of The Bank of New York Mellon Corporation until his retirement on April 12, 2011. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Mr. Cahouet had served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A., having retired on December 31, 1998. Mr. Cahouet ceased being a director of Mellon Financial Corporation on April 18, 2000. We maintain various arms-length banking relationships with The Bank of New York Mellon Corporation. On February 25, 2011, we entered into a $550.0 million credit facility under which The Bank of New York Mellon Corporation is one of 12 lenders, having committed to lend up to $45.0 million. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Notwithstanding these relationships, our Board of Directors has determined that Ms. Bruch, Mr. Cahouet and Dr. von Schack are “independent,” within the meaning of the rules of the New York Stock Exchange, and are able to serve on Audit Committee and Nominating and Governance Committee of Teledyne's Board of Directors, in the case of Mr. Cahouet, and on Personnel and Compensation Committee and Nominating and Governance Committee of Teledyne's Board of Directors, in the case of Dr. von Schack and Ms. Bruch.

Note 10. Long-Term Debt
At December 30, 2012, Teledyne had $543.3 million in long-term debt outstanding. At January 1, 2012, Teledyne had $298.0 million in long-term debt outstanding.
On September 15, 2010, the Company issued $250.0 million in aggregate principal amount of private placement Senior Notes at par. The Company used the proceeds of the private placement Senior Notes to pay down amounts outstanding under the Company's then existing $590.0 million credit facility. On October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility.
On February 25, 2011, Teledyne refinanced the then existing $590.0 million credit facility by terminating the facility and entering into a new facility that has lender commitments totaling $550.0 million. The new facility has a termination date of February 25, 2016. The facility requires the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Excluding interest and fees, no payments are due under the $550.0 million facility until it matures. Borrowings under our credit facility are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.20% and 0.45% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at December 30, 2012 or January 1, 2012. The Company also has $14.3 million outstanding under capital leases, of which $1.5 million is current. At year-end 2012, Teledyne had $13.6 million in outstanding letters of credit.
Available borrowing capacity under the $550.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $458.6 million at December 30, 2012. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at December 30, 2012, the Company was in compliance with these covenants.
Total interest expense including credit facility fees and other bank charges was $18.2 million in 2012, $16.7 million in 2011 and $6.9 million in 2010.

Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at December 30, 2012 and January 1, 2012, approximated the carrying value. Long-term debt consisted of the following (in millions):

Balance at	December 30, 2012	January 1, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
Term Loans Due October 2015, weighted average rate of 1.59%	200.0	—
Other debt at various rates due through 2018 (excluding the current portion)	14.3	—
$550.0 million revolving credit facility, weighted average rate of 2.82% at December 30, 2012 and 2.48% at January 1, 2012	79.0	48.0
Total long-term debt	$543.3	$298.0
No minimum principal payments on the revolving credit facility are required until September 2015.

Note 11. Income Taxes
Income from continuing operations before income taxes included income from domestic operations of $195.1 million for 2012, $180.7 million for 2011 and $168.1 million for 2010. Income before taxes included income from foreign operations of $33.1 million for 2012, $30.9 million for 2011 and $5.5 million for 2010.
Provision (benefit) for income taxes from continuing operations was as follows (in millions):

	2012	2011	2010
Current
Federal	$44.2	$29.1	$36.8
State	4.8	8.1	(1.8)
Foreign	7.4	10.0	(1.4)
Total current	56.4	47.2	33.6
Deferred
Federal	11.8	28.3	16.1
State	4.4	(5.1)	3.9
Foreign	(7.2)	(0.9)	—
Total deferred	9.0	22.3	20.0
Provision for income taxes	$65.4	$69.5	$53.6
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2012	2011	2010
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.2	1.8	3.8
Research and development tax credits	(2.4)	(2.6)	(6.7)
Qualified production activity deduction	(1.9)	(1.4)	(1.8)
Foreign rate differential	(6.0)	(2.2)	—
Accruals for unrecognized tax benefits	0.7	2.3	—
Other	0.1	—	0.6
Effective income tax rate	28.7%	32.9%	30.9%
Deferred income taxes result from temporary differences in the recognition of income and expense for financial and income tax reporting purposes, and differences between the fair value of assets acquired in business combinations accounted for as purchases for financial reporting purposes and their corresponding tax bases. Deferred income taxes represent future tax benefits or costs to be recognized when those temporary differences reverse. A valuation allowance of $3.1 million, $0.9 million and $0.3 million existed against deferred tax assets for 2012, 2011 and 2010, respectively.

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2012	2011
Deferred income tax assets:
Current:
Accrued liabilities	$11.8	$11.8
Inventory valuation	11.5	11.1
Accrued vacation	11.1	10.4
Deferred compensation and other benefits plans	1.0	1.0
Intangible amortization	5.7	3.0
Long-term:
Postretirement benefits other than pensions	5.8	6.4
Accrued liabilities	9.4	18.3
Deferred compensation and other benefit plans	37.4	16.0
Tax credit and NOL carryforward amounts	34.0	28.2
Total deferred income tax assets	127.7	106.2

Deferred income tax liabilities:
Current:
Other items	1.3	2.2
Long-term:
Property, plant and equipment differences	54.6	24.3
Intangible amortization	65.3	57.0
Other items	—	0.7
Total deferred income tax liabilities	121.2	84.2

Net deferred income tax assets	$6.5	$22.0
At December 30, 2012, the Company had approximately $11.3 million of Canadian (federal and provincial) and U.K., Japan and other foreign net operation loss carry forward amounts, of which $1.9 million has no expiration date, and $7.2 million of Canadian federal net operating losses and $1.1 million of Canadian provincial net operating losses have expiration dates ranging from 2030 through 2031. Also, $0.9 million of Japan net operating losses begin to expire in 2014, and $0.2 million of other foreign net operating losses expire in 2015. The Company had Canadian investment tax credits of $32.5 million, which have expiration dates of 2027 through 2032. In addition, the Company had domestic federal and state net operating losses of approximately $4.6 million and $104.3 million respectively. The material federal net operating loss carry forward amounts are limited in their use by earnings of certain acquired subsidiaries, and have expiration dates ranging from 2024 to 2032 and the material state net operating loss carry forward amounts have expiration dates ranging from 2025 to 2027. Finally, the Company had a federal research and development credit carryover in the amount of $0.7 million which will begin to expire in 2028 and state tax credits of $2.5 million, of which $0.6 million has no expiration date and $1.9 million begins to expire in 2017.
Additional paid in capital was credited $8.4 million in 2012, $7.2 million in 2011 and $1.5 million in 2010 for the tax benefit resulting from the exercise of stock options.
The following presents a rollforward of our unrecognized tax benefits (in millions):

	2012	2011	2010
Beginning of year	$25.8	$10.1	$25.2
Increase (decrease) in prior year tax positions (a)	18.1	18.7	(3.5)
Increase for tax positions taken during the current period	1.5	0.7	0.6
Reduction related to settlements with taxing authorities	—	—	(9.2)
Reduction related to lapse of the statute of limitations	(2.9)	(3.5)	(3.0)
Impact of exchange rate changes	0.1	(0.2)	—

End of year	$42.6	$25.8	$10.1
a) Includes the impact of acquisitions in 2012 and 2011.
We recognized interest and penalties related to unrecognized tax benefits of $2.7 million and $1.7 million within the provision for income taxes in our statements of operations for fiscal year 2012 and 2011, respectively. Interest and penalties in the amount of $5.8 million and $2.5 million were recognized in the 2012 and 2011 statement of financial position, respectively. As of December 30, 2012, we estimated that $32.9 million of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement. Of the $42.6 million of unrecognized tax benefits, $9.7 million would be offset by deferred tax assets.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2009, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2003. The Company is currently under audit in Canada for tax periods 2006 through 2011 and in California for tax years 2007 through 2009. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company's results of operations. An appeal filed with a state tax authority for the 2011 tax year, if resolved favorably, could have up to a $1.0 million reduction in income tax expense. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2006.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $13.7 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.
We consider the earnings of non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash. At December 30, 2012, the amount of undistributed foreign earnings was $87.5 million. We have not recorded a deferred tax liability of approximately $19.6 million related to the $87.5 million in undistributed foreign earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside in the United States.
Changes in tax laws and rates may affect the recorded deferred tax assets and liabilities and our effective tax rate. The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law on January 2, 2013. Because a change in tax law is accounted for in the period of enactment, certain provisions of the Act benefiting the Company's 2012 U.S. federal taxes, including the research and development credit and the Subpart F controlled foreign corporation look through exception cannot be recognized in the Company's 2012 financial results and instead will be reflected in the Company's 2013 financial results. We estimate that a benefit of approximately $2.9 million will be accounted for as a discrete item in our tax provision for the first quarter of 2013. In addition, we expect the Act's extension for these provisions through the end of 2013 will favorably affect our estimated annual effective tax rate for 2013 by approximately 1.2 percentage points as compared to 2012.

Note 12. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004 or approximately 22% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan The Company’s assumed discount rate on plan liabilities for the domestic plan is 4.40% for 2013 and was 5.50% for 2012. In 2011, the assumed discount rate on plan liabilities was 5.90% until the April 19, 2011 sale date of the piston engine businesses. For the remainder of 2011 the plan liabilities were measured using a discount rate of 6.15%. The Company’s assumed long-term rate of return on plan assets for the domestic plan is 8.25% for both 2012 and 2011.
In connection with the acquisition of Intelek, the Company assumed responsibility for a frozen defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In connection with the 2012 acquisition of LeCroy, the Company assumed the responsibility for a defined benefit plan based in Switzerland covering certain employees of LeCroy.
Teledyne's domestic pension expense was $6.6 million in 2012, $6.7 million in 2011 and $4.8 million in 2010. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $12.7 million, $12.6 million and $9.6 million was recoverable from certain government contracts, for 2012, 2011 and 2010, respectively. These amounts do not include pension expense for discontinued operations. Teledyne made voluntary pretax cash contributions to its domestic pension plan of $92.8 million in 2012 and $69.0 million in 2011, prior to any recovery from the U.S. Government. On January 7, 2013, the Company made a voluntary pretax cash contribution of $83.0 million to its domestic pension plan.
In 2012, in an effort to reduce our future pension liability, the Company amended the domestic pension plan to change the rate at which pension benefits accrue after February 29, 2012 and offered lump sum payments to certain participants in the plan whose employment with Teledyne had terminated. In 2012, the Company made lump sum payments of approximately $32.8 million from the domestic plan assets to certain participants in the domestic plan as a result of this lump sum offer.
The Company's contributions associated with 401(k) plans were $8.2 million, $7.5 million and $7.4 million, for 2012, 2011 and 2010, respectively.

The following tables set forth the components of net periodic pension benefit expense for Teledyne’s defined benefit pension plans and postretirement benefit plans for 2012, 2011 and 2010 (in millions):

	Pension Benefits Domestic Plans			Pension Benefits Foreign Plans
	2012	2011	2010	2012	2011	2010
Service cost - benefits earned during the period	$12.7	$13.1	$13.7	$0.3	$—	$—
Interest cost on benefit obligation	39.6	42.5	40.6	1.7	1.7	0.7
Expected return on plan assets	(65.5)	(62.7)	(57.2)	(1.7)	(1.7)	(0.6)
Amortization of prior service cost	(4.6)	0.2	0.4	—	—	—
Amortization of actuarial loss	24.4	13.6	7.7	0.1	—	—
Net periodic benefit expense	$6.6	$6.7	$5.2	$0.4	$—	$0.1
Less: expense attributable to discontinued operations	—	—	0.4	—	—	—
Net periodic benefit expense - continuing operations	$6.6	$6.7	$4.8	$0.4	$—	$0.1
The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the defined benefit pension plans (in millions):

	Pension Benefits Domestic Plans		Pension Benefits Foreign Plans
	2012	2011	2012	2011
Changes in benefit obligation:
Benefit obligation - beginning of year	$743.4	$722.9	$32.9	$31.1
Service cost - benefits earned during the year	12.7	13.1	0.3	—
Interest cost on projected benefit obligation	39.6	42.5	1.7	1.7
Actuarial loss	127.7	45.0	1.3	2.4
Benefits paid	(76.5)	(40.6)	(2.0)	(2.2)
Plan amendments(a)	—	(43.3)	—	—
Divestiture	—	3.8	—	—
Other - including foreign currency	—	—	2.5	(0.1)
Business combination - Swiss based plan	—	—	13.9	—
Benefit obligation - end of year	$846.9	$743.4	$50.6	$32.9

Accumulated benefit obligation - end of year	$846.0	$742.3	$50.6	$32.9

(a)	impact of changing the calculation of applicable wages for the determination of the benefit obligation.
The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for Teledyne's defined benefit pension plans (in millions):

	Domestic Plans		Foreign Plans
	2012	2011	2012	2011
Changes in plan assets:
Fair value of plan assets - beginning of year	$678.9	$657.6	$26.8	$29.7
Actual return on plan assets	95.9	(8.2)	2.0	(1.1)
Employer contribution - defined benefit plan	92.8	69.0	0.4	0.3
Employer contribution - other benefit plan	2.2	1.1	—	—
Foreign currency changes	—	—	2.0	0.1
Benefits paid	(76.5)	(40.6)	(2.0)	(2.2)
Other	—	—	0.1	—
Business combination - Swiss based plan	—	—	13.0	—
Fair value of net plan assets - end of year	$793.3	$678.9	$42.3	$26.8

The measurement date for the Company's pension plans is December 31.

The following table sets forth the funded status and amounts recognized in Teledyne's consolidated balance sheets for its pension plans at year end 2012 and 2011 (in millions):

	Pension Plans Domestic Benefits		Foreign Plans Pension Benefits
	2012	2011	2012	2011
Funded status	$(53.6)	$(64.5)	$(8.3)	$(6.1)

Amounts recognized in the consolidated balance sheets:
Accrued pension obligation (long-term)	$(48.6)	$(59.9)	$(8.3)	$(6.1)
Accrued pension obligation (short-term)	(1.5)	(1.5)	—	—
Other liabilities	(3.5)	(3.1)	—	—
Net amount recognized	$(53.6)	$(64.5)	$(8.3)	$(6.1)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized prior service cost	$(37.8)	$(42.4)	$—	$—
Unrecognized net loss	450.7	377.8	5.7	4.5
Net amount recognized, before tax effect	$412.9	$335.4	$5.7	$4.5

 At year-end 2012 and 2011 the Company had a non-cash reduction to stockholders' equity of $254.3 million and $204.9 million, respectively, related to its pension and postretirement plans. The non-cash reductions to stockholders' equity did not affect net income and were recorded net of deferred taxes of $159.9 million in 2012 and $129.8 million in 2011.
At December 30, 2012, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2013 for the pension plans are: net loss $40.7 million and net prior service credit $4.6 million.
The following table presents the estimated future benefit payments for the Company's pension plans (in millions):

	Domestic Plans	Foreign Plans
2013	$43.2	$2.1
2014	45.3	2.2
2015	46.6	2.3
2016	48.1	2.3
2017	49.8	2.3
2018-2022	269.3	11.8
Total	$502.3	$23.0

The following table sets forth the percentage of year-end market value by asset class for Teledyne's defined benefit pension plans:

	Domestic Plans Plan Assets % to Total		Foreign Plans Plan Assets % to Total
	2012	2011	2012	2011
Equity instruments	65.0%	63.0%	58.0%	61.0%
Fixed income instruments	30.0	33.0	20.0	39.0
Alternates and other	5.0	4.0	22.0	—
Total	100.0%	100.0%	100.0%	100.0%

The Company has an active management policy for a portion of the pension assets in the domestic pension plan. The long term asset allocation target for the domestic plan consists of 70% in equity instruments including a portion in alternatives and 30% in fixed income instruments. The balance in equity instruments for the domestic plan can range from 45% to 75% before rebalancing is required under the Company's policy. The investment policy for the plan based in the United Kingdom is set by the Company along with the trustees of the foreign plan. The current long-term asset allocation target for the plan based in the United Kingdom includes a target of 60% in equity instruments including a portion in alternatives and 40% in fixed income instruments and other.
The plan's investments are stated at fair value. A total of $446.6 million in plan investments for the domestic pension plan are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $339.0 million in plan investments for the domestic pension plan are considered a level 2 fair value hierarchy and are valued based on observable market data. The domestic plan has $2.8 million in investments that would be considered a level 3 fair value hierarchy.
For the foreign based plans a total of $31.0 million in plan investments are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets and a total of $11.3 million in plan investments are considered a level 2 fair value hierarchy and are valued based on observable market data. The plans have no investments that would be considered a level 3 fair value hierarchy.
The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company's asset allocation, historical returns on the types of assets held, and the current economic environment. We determined the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of quality bonds priced as of the pension plan measurement date. The yields on the bonds are used to derive a discount rate for the liability.
The following assumptions were used to determine the benefit obligation and the net benefit cost:

Pension Plan	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic Plan - 2012	5.50%	2.75%	8.25%
Domestic Plan - 2011	5.90%	4.14%	8.25%
Domestic Plan - 2010	6.25%	4.07%	8.25%

United Kingdom Based Plan 2012	4.70%	—	6.40%
United Kingdom Based Plan 2011	5.40%	—	6.60%
United Kingdom Based Plan 2010	5.60%	—	6.40%

Swiss Based Plan 2012	2.0%	1.8%	3.0%

For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.25% in 2013. The discount rate used in determining the benefit obligations is expected to be 4.4% in 2013 and the expected weighted average increase in future compensation levels is 2.75%. For its United Kingdom based foreign pension plan the Company is projecting a long-term rate of return on plan assets of 6.4% in 2013. The discount rate used in determining the benefit obligations is expected to be 4.2% in 2013. For its Swiss based foreign pension plan the Company is projecting a long-term rate of return on plan assets of 3.0% in 2013. The discount rate used in determining the benefit obligations is expected to be 1.80% in 2013.
Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following table sets forth the components of net period postretirement benefit income/expense for Teledyne's postretirement benefit plans for 2012, 2011 and 2010 (in millions):

	Postretirement Benefits
	2012	2011	2010
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on benefit obligation	0.8	1.0	1.1
Amortization of prior service cost	(0.5)	(0.6)	(0.5)
Amortization of actuarial gain	(0.4)	(0.5)	(1.1)
Net periodic benefit income	(0.1)	(0.1)	(0.5)
Less: amounts attributable to discontinued operations	—	—	(0.5)
Net periodic benefit income - continuing operations	$(0.1)	$(0.1)	$—

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the postretirement benefit plans (in millions):

	Postretirement Benefits
	2012	2011
Changes in benefit obligation:
Benefit obligation - beginning of year	$14.8	$18.4
Interest cost on projected benefit obligation	0.8	1.0
Actuarial (gain) loss	(0.1)	(1.6)
Benefits paid	(2.0)	(1.5)
Curtailment and other	0.8	(1.5)
Benefit obligation - end of year	$14.3	$14.8
The measurement date for the Company's postretirement plans is December 31.
The following table presents the estimated future benefit payments for the Company's postretirement plans (in millions):

Postretirement Benefit Plan
2013	$1.4
2014	1.4
2015	1.3
2016	1.3
2017	1.2
2018-2022	5.3
Total	$11.9
The following table sets forth the funded status and amounts recognized in Teledyne's consolidated balance sheets for the postretirement plans at year end 2012 and 2011 (in millions):

	Postretirement Benefits
	2012	2011
Funded status	$(14.4)	$(14.8)
Unrecognized prior service cost	(0.7)	(1.2)
Unrecognized net gain	(3.7)	(4.0)
Accrued benefit cost	$(18.8)	$(20.0)

Accrued postretirement benefits (long-term)	$(12.8)	$(13.0)
Accrued postretirement benefits (short-term)	(1.6)	(1.8)
Accumulated other comprehensive income	(4.4)	(5.2)
Net amount recognized	$(18.8)	$(20.0)
At December 30, 2012, the amounts in the minimum liability adjustment that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $3.7 million and net prior service credit $0.7 million. At December 30, 2012, the estimated amounts in the minimum liability expected to be recognized as components of net periodic benefit income during 2012 for the retiree medical plans are: net gain $0.3 million and net prior service credit $0.5 million.

The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 7.5% in 2013 and was assumed to decrease to 5.0% by the year 2018 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2012 and would result in an increase in the postretirement benefit obligation by $0.5 million at December 30, 2012. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2012 and would result in a decrease in the postretirement benefit obligation by $0.5 million at December 30, 2012.

Note 13. Business Segments
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra, for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
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
Information on the Company's business segments was as follows (in millions):

Sales	2012	2011	2010
Instrumentation	$749.4	$616.6	$573.2
Digital Imaging	415.9	349.9	122.5
Aerospace and Defense Electronics	660.6	670.8	614.7
Engineered Systems	301.4	304.6	333.8
Total net sales	$2,127.3	$1,941.9	$1,644.2

Income before taxes	2012	2011	2010
Instrumentation	$136.2	$122.8	$113.9
Digital Imaging	24.8	16.1	5.2
Aerospace and Defense Electronics	90.3	93.9	57.8
Engineered Systems	28.5	28.1	30.4
Total segment operating profit	279.8	260.9	207.3
Corporate expense	(36.7)	(33.7)	(28.8)
Other income, net	2.9	0.6	1.6
Interest and debt expense, net	(17.8)	(16.2)	(6.5)
Income before taxes	$228.2	$211.6	$173.6

Depreciation and amortization	2012	2011	2010
Instrumentation	$23.5	$16.3	$16.6
Digital Imaging	30.5	26.9	9.3
Aerospace and Defense Electronics	19.7	16.9	16.0
Engineered Systems	4.4	4.0	3.1
Corporate	0.2	0.1	0.2
Total depreciation and amortization	$78.3	$64.2	$45.2

Capital expenditures	2012	2011	2010
Instrumentation	$13.2	$8.9	$6.4
Digital Imaging	23.5	13.8	11.3
Aerospace and Defense Electronics	13.8	13.1	9.7
Engineered Systems	4.2	5.9	3.6
Corporate	10.6	—	—
Total capital expenditures	$65.3	$41.7	$31.0

Identifiable assets	2012	2011	2010
Instrumentation	$945.9	$545.0	$575.0
Digital Imaging	778.1	638.8	192.0
Aerospace and Defense Electronics	534.2	479.3	460.7
Engineered Systems	102.3	115.1	106.9
Corporate	45.9	47.9	148.1
Discontinued operations	—	—	75.1
Total identifiable assets	$2,406.4	$1,826.1	$1,557.8
Information on the Company's sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales	2012	2011	2010
United States	$1,699.5	$1,623.0	$1,551.2
Canada	224.4	165.0	—
All other countries	203.4	153.9	93.0
Total sales	$2,127.3	$1,941.9	$1,644.2

Long-lived assets	2012	2011	2010
United States	$1,068.0	$802.7	$779.5
Canada	393.4	282.9	—
All other countries	200.2	137.7	130.3
Total long-lived assets	$1,661.6	$1,223.3	$909.8
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

The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

Instrumentation	2012	2011	2010
Environmental Instrumentation	$250.2	$243.8	$219.8
Marine Instrumentation	418.4	372.8	353.4
Test and Measurement Instrumentation	80.8	—	—
Total	$749.4	$616.6	$573.2

Engineered Systems	2012	2011	2010
Engineered Products and Services	$241.3	$246.2	$279.9
Turbine Engines	24.6	23.8	17.0
Energy Systems	35.5	34.6	36.9
Total	$301.4	$304.6	$333.8
Sales to the U.S. Government included sales to the Department of Defense of $542.6 million in 2012, $560.6 million in 2011, and $555.0 million in 2010. Total sales to international customers were $831.7 million in 2012, $689.9 million in 2011, and $470.8 million in 2010. Of these amounts, sales by operations in the United States to customers in other countries were $492.2 million in 2012, $424.8 million in 2011, and $397.7 million in 2010. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company's sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14. Lease Commitments
The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $12.8 million at December 30, 2012. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.
At December 30, 2012, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating
2013	$2.1	$22.3
2014	1.8	17.2
2015	1.7	14.9
2016	1.7	10.9
2017	1.7	7.7
Thereafter	9.1	14.6
Total minimum lease payments	18.1	$87.6
Less:
Imputed interest	(3.8)
Current portion	(1.5)
Present value of minimum capital lease payments, net of current portion	$12.8
The 2012 property, plant and equipment accounts included $16.6 million of property leased under capital leases and $4.5 million of related accumulated depreciation. The 2011 property, plant and equipment accounts included $15.8 million of property leased under capital leases and $3.2 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $23.6 million in 2012, $24.1 million in 2011, and $21.5 million in 2010.

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
At December 30, 2012, the Company’s reserves for environmental remediation obligations totaled $3.2 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
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

Note 16. Discontinued Operations
On April 19, 2011, Teledyne completed the sale of its general aviation piston engine businesses for a gain of $113.8 million. Sales for this discontinued segment were $39.5 million for fiscal 2011 and $133.7 million for 2010. The operating results were a net loss of $0.7 million for fiscal 2011 and net income of $0.6 million for 2010. The operating results were net of an income tax benefit of $0.4 million in 2011 and net of income taxes of $1.2 million for 2010.
The calculation of the gain on the sale recorded in 2011 is as follows (in millions):

Sale Price	$186.0
Current assets	(38.4)
Property, plant and equipment	(18.4)
Goodwill	(0.9)
Other long-term assets	(4.7)
Current liabilities	18.0
Long-term liabilities - including aircraft product liabilities	48.0
Net pension and postretirement benefit curtailment expense	(0.4)
Transaction related expenses paid	(1.9)
187.3
Income tax provision	(73.5)
Gain on sale	$113.8
In 2012, Teledyne recorded income of $2.3 million from discontinued operations related to the finalization of income tax benefits on the sale of the piston engines businesses.
Note 17. Subsequent Event
On January 29, 2013 Teledyne announced the acquisition of RESON A/S for aggregate consideration of approximately 53 million euros, including net debt.  RESON, headquartered in Slangerup, Denmark, provides high-resolution marine acoustic imaging and measurement solutions. The closing of the transaction, which is subject to customary conditions, is anticipated to occur in the first quarter of 2013. RESON will be part of the Instrumentation segment.

Note 18. Quarterly Financial Data (Unaudited)

The following is Teledyne's quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2012 (a)
Sales from continuing operations	$494.0	$518.5	$547.4	$567.4
Gross profit from continuing operations	$165.9	$175.5	$198.4	$208.4
Earnings from continuing operations (b)	$35.6	$39.6	$43.1	$44.5
Earnings from discontinued operations	$—	$—	$—	$2.3
Net income	$35.6	$39.6	$43.1	$46.8
Less: Net income attributable to noncontrolling interest	$0.1	$(0.1)	$(0.4)	$(0.6)
Net income attributable to Teledyne (c)	$35.7	$39.5	$42.7	$46.2

Basic earnings per share attributable to Teledyne:
Continuing operations	$0.98	$1.08	$1.17	$1.19
Discontinued operations	$—	$—	$—	$0.06
Basic earnings per share	$0.98	$1.08	$1.17	$1.25

Diluted earnings per share attributable to Teledyne:
Continuing operations	$0.96	$1.06	$1.14	$1.17
Discontinued operations	$—	$—	$—	$0.06
Diluted earnings per share	$0.96	$1.06	$1.14	$1.23

a) Fiscal year 2012 was a 52-week year, each quarter contained 13 weeks.
b) The second quarter includes a gain of $0.6 million on the purchase of the minority interest in Optech.
c) Includes net tax credits, $1.1 million, $0.1 million, $3.1 million and $1.1 million in the first, second, third and fourth quarters of 2012, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2011 (a)
Sales from continuing operations	$468.1	$502.9	$496.4	$474.5
Gross profit from continuing operations	$155.0	$172.3	$165.1	$158.8
Earnings from continuing operations (b)	$32.5	$38.8	$34.1	$36.7
Discontinued operations (c)	$(0.5)	$113.6	$—	$—
Net income	$32.0	$152.4	$34.1	$36.7
Less: Net income attributable to noncontrolling interest	$—	$(0.1)	$—	$0.1
Net income attributable to Teledyne (d)	$32.0	$152.3	$34.1	$36.8

Basic earnings per share attributable to Teledyne:
Continuing operations	$0.89	$1.06	$0.93	$1.01
Discontinued operations	$(0.01)	$3.10	$—	$—
Basic earnings per share	$0.88	$4.16	$0.93	$1.01

Diluted earnings per share attributable to Teledyne:
Continuing operations	$0.87	$1.04	$0.91	$0.99
Discontinued operations	$(0.01)	$3.04	$—	$—
Diluted earnings per share	$0.86	$4.08	$0.91	$0.99

a) Fiscal year 2011 was a 52-week year, each quarter contained 13 weeks.
b) The fourth quarter includes income of $2.3 million related to the reduction of an environmental reserve no longer needed and also includes a $4.5 million pretax charge to write off a minority investment in a private company.

c) The second quarter includes a gain on the sale of discontinued operations of $113.8 million.
d) Includes net tax credits of $2.4 million which was recorded in the third quarter.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 30, 2012, January 1, 2012 and January 2, 2011
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other(a)	Balance at end of period
Fiscal 2012
Reserve for doubtful accounts	$3.8	0.7	0.6	(0.4)	$4.7
Environmental reserves	$3.2	0.3	—	(0.3)	$3.2

Fiscal 2011
Reserve for doubtful accounts	$2.9	0.7	0.6	(0.4)	$3.8
Environmental reserves	$5.2	0.1	0.6	(2.7)	$3.2

Fiscal 2010
Reserve for doubtful accounts	$2.3	1.4	—	(0.8)	$2.9
Environmental reserves	$3.0	0.3	2.4	(0.5)	$5.2

(a)
Environmental reserves in 2011, includes the reversal of $2.3 million in reserves determined to be no longer needed. The amounts for allowance for doubtful accounts primarily represents uncollectible accounts written off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2013.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Meharabian	Chairman, President and
	Robert Mehrabian	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2013

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 26, 2013

	/s/ Wajid Ali	Vice President and
	Wajid Ali	Controller (Principal Accounting Officer)	February 26, 2013

	*	Director	February 26, 2013
Roxanne S. Austin

	*	Director	February 26, 2013
Ruth E. Bruch

	*	Director	February 26, 2013
Frank V. Cahouet

	*	Director	February 26, 2013
Charles Crocker

	*	Director	February 26, 2013
Kenneth C. Dahlberg

	*	Director	February 26, 2013
Simon M. Lorne

	*	Director	February 26, 2013
Paul D. Miller

	*	Director	February 26, 2013
Michael T. Smith

	*	Director	February 26, 2013
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

2.2
Purchase Agreement by and among Teledyne Technologies Incorporated, Technify Motor (USA) Ltd. and AVIC International Holding Corporation, dated as of December 11, 2010 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K dated January 2, 2011(File No. 1-15295))

2.3
Arrangement Agreement, dated December 22, 2010, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.01 to the Company's Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.4
Amending Agreement, dated January 17, 2011, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.02 to the Company's Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.5
Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Luna Merger Sub, Inc., and LeCroy Corporation, dated as of May 28, 2012 (incorporated by reference to the Company's Current Report on Form 8-K dated as of May 28, 2012(File No. 1-15295))

3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 23, 2012 (File No. 1-15295))

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

10.4
Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.5
Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.6
Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.7
Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†

10.8
Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†

10.9
Fourth Amended and Restated Employment Agreement, dated as of January 21, 2009, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.10	Executive Employment Agreement, dated December 22, 2010, between Wajid Ali and DALSA Corporation.*†

10.11	Amending Agreement to Employment Agreement, dated February 8, 2011, between Wajid Ali and DALSA Corporation.*†

10.12	Non-Competition and Non-Solicitation Agreement, dated December 22, 2010, between Wajid Ali and DALSA Corporation.*†

10.13
Form of Change of Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295) with regard to Dale A. Schnittjer (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the period ended June 29, 2003 (File No. 1-15295)) and with regard to Rex Geveden (incorporated by reference to Exhibit 10.10 to the Company's Annual Report Form 10-K for the year ended January 3, 2010)†

10.14	Form of Amendment to the Change of Control Severance Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated December 31, 2008 (File No. 1-15295))†

10.15
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.16
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.17
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Rex Geveden (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.18	Change in Control Severance Agreement, dated as of November 19, 2012, by and between Teledyne Technologies Incorporated and Wajid Ali*†

10.19
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 31, 2008(File No. 1-15295)†

10.20
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.21
Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†

10.22
Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 23, 2007 (File No. 1-5295))†

10.23
Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.24	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†

10.25
Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†

10.26
Form of Restricted Stock Award Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.27
Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.28
Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.29	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 19, 2010 (File No.1-15295))†

10.30
Summary Plan Description for the Teledyne Technologies Incorporated Performance Service Plan under the 2008 Incentive Award Plan for the 2012-2014 performance cycle (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 1-15295))†

10.31
Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed March 8, 2012 (File No. 1-15295))†

10.32
Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.33
Form of Stock Option Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.34
Administrative Rules related to the Restricted Stock Award Program under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 2013 (File No. 1-15295))†

10.35	Form of Restricted Stock Award Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan *†

10.36	Form of Restricted Stock Unit Award Agreement under the Teledyne Technologies Incorporated 2008 Incentive Award Plan *†

10.37
Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.38
Credit Agreement, dated as of February 25, 2011, by and among Teledyne Technologies Incorporated, certain of its subsidiaries and the lenders named therein, together with Schedules and Exhibits thereto (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 25, 2011 (File No. 1-15295))

10.39
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.40
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and U.S. Bank National Association., as lender (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.41
Form of Indemnification Agreement executed by each of the Company's directors and named executive officers (incorporated by reference to the Company's Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated - this code of ethics may be accessed via the Company's website at www.teledyne.com/aboutus/ethics.pd

14.2	Code of Ethics for Financial Executives - this code of ethics may be accessed via the Company's website at www.teledyne.com/aboutus/ethics.asp

14.3	Directors Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company's website at www.teledyne.com/aboutus/ethics.asp

21	Subsidiaries of Teledyne Technologies Incorporated*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24.1	Power of Attorney - Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Submitted electronically herewith.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 30, 2012: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders' Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.