Form 10-Q
period 2013-03-31
TELEDYNE TECHNOLOGIES INC
filed 2013-05-07
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $.01 par value per share	37,366,630 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2013	2012
Net Sales	$569.4	$494.0
Costs and expenses
Cost of sales	365.4	328.1
Selling, general and administrative expenses	145.1	110.4
Total costs and expenses	510.5	438.5
Income before other expense and income taxes	58.9	55.5
Other expense, net	(0.5)	(0.4)
Interest and debt expense, net	(5.4)	(4.0)
Income before income taxes	53.0	51.1
Provision for income taxes	13.2	15.5
Net income	39.8	35.6
Noncontrolling interest	0.6	0.1
Net income attributable to Teledyne	$40.4	$35.7

Basic earnings per common share	$1.09	$0.98
Weighted average common shares outstanding	37.2	36.5

Diluted earnings per common share	$1.07	$0.96
Weighted average diluted common shares outstanding	37.8	37.2
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2013	2012
Net income	$39.8	$35.6
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustment	(18.8)	11.6
Hedge activity and interest rate swap	(0.9)	1.9
Pension and postretirement benefit adjustments	0.2	(0.1)
Other comprehensive income (loss), net of tax	(19.5)	13.4
Comprehensive income	20.3	49.0
Less amounts attributable to noncontrolling interest, net of tax:
Comprehensive loss attributable to noncontrolling interest	0.6	0.1
Foreign exchange translation adjustment	1.0	—
Other comprehensive loss, net of tax	1.6	0.1
Comprehensive income attributable to Teledyne	$21.9	$49.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited - Amounts in millions, except share amounts)

	March 31, 2013	December 30, 2012
Assets
Current Assets
Cash and cash equivalents	$49.0	$45.8
Accounts receivable, net	372.1	350.3
Inventories, net	304.5	281.2
Deferred income taxes, net	33.7	39.8
Prepaid expenses and other current assets	34.5	27.7
Total current assets	793.8	744.8
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $333.8 at March 31, 2013 and $327.9 at December 30, 2012	351.2	349.5
Goodwill, net	1,014.8	990.2
Acquired intangibles, net	280.1	265.7
Other assets, net	90.5	56.2
Total Assets	$2,530.4	$2,406.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$160.0	$148.6
Accrued liabilities	232.9	256.7
Current portion of long-term debt and capital leases	3.7	2.0
Total current liabilities	396.6	407.3
Long-term debt and capital leases	695.0	556.2
Accrued pension obligation	9.9	57.0
Accrued postretirement benefits	12.6	12.8
Other long-term liabilities	182.8	169.7
Total Liabilities	1,296.9	1,203.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued and outstanding shares; 37,356,380 at March 31, 2013 and 37,162,697 at December 30, 2012	0.4	0.4
Additional paid-in capital	308.6	297.8
Retained earnings	1,163.4	1,123.0
Accumulated other comprehensive loss	(292.9)	(273.4)
Total Teledyne Stockholders’ Equity	1,179.5	1,147.8
Noncontrolling interest	54.0	55.6
Total Stockholders’ Equity	1,233.5	1,203.4
Total Liabilities and Stockholders’ Equity	$2,530.4	$2,406.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND APRIL 1, 2012
(Unaudited - Amounts in millions)

	Three Months
	2013	2012
Operating Activities
Net income	$39.8	$35.6
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	21.9	16.8
Deferred income taxes	16.2	(10.4)
Stock option expense	1.8	1.5
Excess income tax benefits from stock options exercised	(1.8)	(2.9)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(10.0)	(15.2)
Inventories	(17.9)	(12.9)
Prepaid expenses and other assets	1.6	(1.1)
Accounts payable	4.4	19.0
Accrued liabilities	(20.5)	(27.5)
Income taxes payable, net	(9.9)	25.0
Long-term assets	(3.9)	(4.0)
Other long-term liabilities	1.6	4.3
Accrued pension obligation	(79.1)	(48.9)
Accrued postretirement benefits	(0.2)	(0.2)
Other operating, net	(0.7)	1.2
Net cash used by operating activities	(56.7)	(19.7)
Investing Activities
Purchases of property, plant and equipment	(16.3)	(10.6)
Purchase of businesses and other investments	(69.7)	(34.9)
Net cash used in investing activities	(86.0)	(45.5)
Financing Activities
Net proceeds from debt	140.1	88.1
Proceeds from exercise of stock options	4.8	7.7
Excess income tax benefits from stock options exercised	1.8	2.9
Issuance of cash flow hedges	(0.8)	2.0
Net cash provided by financing activities	145.9	100.7
Increase in cash and cash equivalents	3.2	35.5
Cash and cash equivalents—beginning of period	45.8	49.4
Cash and cash equivalents—end of period	$49.0	$84.9
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (Teledyne or the Company) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (“2012 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of March 31, 2013 and the consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the three months then ended. The results of operations and cash flows for the period ended March 31, 2013 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Recent Accounting Pronouncements
Effective December 31, 2012, the Company adopted recently issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. The Company's adoption of this guidance, effective December 31, 2012, did not have any impact on Teledyne's financial position, results of operations or cash flows.

Effective December 31, 2012, the Company adopted recently issued accounting guidance which updates the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this new guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either by the respective line items of net income or by cross-reference to other required disclosures. The new guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. As the new guidance relates to presentation only, the adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

The changes in AOCI by component, net of tax, for the first quarter ended March 31, 2013 are as follows:

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 31, 2012	$(17.2)	$(1.9)	$(254.3)	$(273.4)
Other comprehensive income before reclassifications	(18.8)	(1.1)	0.2	(19.7)
Amounts reclassified from AOCI	—	0.2	—	0.2
Net other comprehensive income (loss)	(18.8)	(0.9)	0.2	(19.5)
Balance as of March 31, 2013	$(36.0)	$(2.8)	$(254.1)	$(292.9)

The reclassifications out of AOCI for the first quarter of 2013, are as follows:
	Amount Reclassified
	from AOCI
(In millions)	Three Months Ended	Statement of Income
	March 31, 2013	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivative	$0.3	Other expense
Income tax benefit	(0.1)	Income tax benefit
Total	$0.2

Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
Teledyne spent $69.7 million and $34.9 million on acquisitions in the first three months of 2013 and 2012, respectively.
On March 1, 2013 Teledyne acquired RESON A/S (“RESON”) for $69.7 million, net of cash acquired. RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012 and is part of the Instrumentation segment.
On February 25, 2012, Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, supplies custom harsh environment interconnects used in energy exploration and production. VariSystems is part of the Aerospace and Defense Electronics segment.
Teledyne funded the purchases primarily from borrowings under its credit facility and cash on hand. The results of these acquisitions have been included in Teledyne's results since the dates of the respective acquisitions.
For a description of the Company’s other acquisition activity for the year ended December 30, 2012, please refer to Note 3 of the Teledyne 2012 Form 10-K.
Teledyne’s goodwill was $1,014.8 million at March 31, 2013 and $990.2 million at December 30, 2012. The increase in the balance of goodwill in 2013 resulted from the RESON acquisition partially offset by the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $280.1 million at March 31, 2013 and $265.7 million at December 30, 2012. The increase in the balance of acquired intangible assets in 2013 resulted from the RESON acquisition, partially offset by amortization and the impact of exchange rate changes. The Company’s cost to acquire RESON has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the RESON acquisition.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the RESON acquisition made in 2013 (in millions):

Current assets	$25.9
Property, plant and equipment	3.8
Goodwill	35.1
Acquired intangible assets	25.5
Current liabilities	(15.6)
Long-term liabilities	(5.0)
Net assets acquired	$69.7

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the RESON acquisition made in 2013 (dollars in millions):

Intangibles subject to amortization	Amount	Weighted Average Useful Life in Years

Proprietary Technology	$10.3	10.0
Customer List/Relationships	6.8	12.0
Backlog	0.4	0.8
Total intangibles subject to amortization	17.5	9.5
Intangibles not subject to amortization
Trademarks and trade names	8.0	n/a
Total intangibles not subject to amortization	8.0
Total acquired intangible assets	$25.5

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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts' gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders' equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $0.6 million over the next 12 months based on the March 31, 2013 exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of March 31, 2013, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $61.9 million and these contracts had a negative fair value of $0.4 million. These foreign currency forward contracts have maturities ranging from June 2013 to August 2014.

In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of March 31, 2013, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	39.8	U.S. Dollars	US$	39.0
Great Britain Pounds		£3.7	U.S. Dollars	US$	5.6
U.S. Dollars	US$	6.7	Euros		€5.2
U.S. Dollars	US$	2.6	Japanese Yen		¥238.0
U.S. Dollars	US$	0.8	Korean Won	₩	843.0
The gains and losses on these derivatives which are not designated as hedging instruments are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. Under ASC 815, all derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.

The effect of derivative instruments designated as cash flow hedges in our Condensed Consolidated Financial Statements for the first quarter ended March 31, 2013 and April 1, 2012 was as follows (in millions):

	First Quarter
	2013	2012
Net gain (loss) recognized in AOCI (a)	$(1.2)	$1.7
Net loss reclassified from AOCI into cost of sales (a)	$(0.1)	$(0.2)
Net foreign exchange gain recognized in other income and expense (b)	$0.1	$—

(a)	Effective portion

(b)	Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended March 31, 2013 was $0.9 million of expense and $0.4 million of income for the first quarter ended April 1, 2012.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	March 31, 2013	December 30, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.2	$0.8
Cash flow forward contracts	Accrued liabilities	(0.5)	—
Total derivatives designated as hedging instruments		(0.3)	0.8
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.4	0.1
Non-designated forward contracts	Accrued liabilities	(0.1)	(0.2)
Total derivatives not designated as hedging instruments		0.3	(0.1)
Total asset/(liability) derivatives		$—	$0.7

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
For the first three months of 2013 and 2012, no stock options were excluded in the computation of diluted earnings per share. The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2013	2012
Net income attributable to Teledyne	$40.4	$35.7
Basic earnings per share:
Weighted average common shares outstanding	37.2	36.5
Basic earnings per common share	$1.09	$0.98
Diluted earnings per share:
Weighted average common shares outstanding	37.2	36.5
Dilutive effect of exercise of options outstanding	0.6	0.7
Weighted average diluted common shares outstanding	37.8	37.2
Diluted earnings per common share	$1.07	$0.96

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $1.8 million in stock option compensation expense for the first quarter of 2013 and $1.5 million for the first quarter of 2012. Employee stock option grants are charged to expense evenly over the three year vesting period. In 2013, the Company currently expects approximately $11.2 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the options and was seven years, three months. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience. No employee stock options were granted in the first quarter of 2013.

On April 24, 2013, the Company granted 567,624 employee stock options at an exercise price of $75.13 per share. The following assumptions will be used in the valuation of stock options granted in 2013:

2013
Expected dividend yield	—
Expected volatility	31.9%
Risk-free interest rate	0.87%
Expected life in years	7.3
Based on the assumptions in the table above, the grant date weighted average fair value of employee stock options granted in 2013 was $27.17.
Stock option transactions for Teledyne’s employee stock option plans for the first quarter of March 31, 2013 are summarized as follows:

	Shares	Weighted Average Exercise Price
Beginning balance	2,203,005	$45.90
Exercised	(131,608)	$36.66
Canceled or expired	(34,869)	$54.46
Ending balance	2,036,528	$46.35
Options exercisable at end of period	1,442,632	$40.42
Stock option transactions for Teledyne’s non-employee director stock option plans for the first quarter of March 31, 2013 are summarized as follows:

	Shares	Weighted Average Exercise Price
Beginning balance	308,908	$39.35
Granted	3,187	$44.70
Exercised	(330)	$40.70
Ending balance	311,765	$39.40
Options exercisable at end of period	269,597	$36.12
Performance Share Plan and Restricted Stock Award Program
The first of three annual installments of the 2009 to 2011 Performance Share Plan was paid entirely in cash in the first quarter of 2012. For the second installment, 23,519 shares were issued in the first quarter of 2013. Also in the first quarter of 2013, the restriction was removed for 39,687 shares of Teledyne common stock and 944 shares were forfeited related to the 2010 to 2012 Restricted Stock Award Program.

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.3 million at March 31, 2013 and $2.4 million at December 30, 2012.

Note 7. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the LIFO method, FIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods, were $231.3 million at March 31, 2013 and $214.3 million at December 30, 2012. The remainder of the inventories using the LIFO method were $96.6 million at March 31, 2013 and $91.5 million at December 30, 2012. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	March 31, 2013	December 30, 2012
Raw materials and supplies	$134.4	$129.4
Work in process	158.7	145.9
Finished goods	34.8	30.5
	327.9	305.8
Progress payments	(6.2)	(7.3)
LIFO reserve	(17.2)	(17.3)
Total inventories, net	$304.5	$281.2

Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	March 31, 2013	December 30, 2012
Deferred compensation assets	Other assets	$39.7	$37.8
Prepaid pension asset	Other assets	$32.5	$—
Salaries and wages	Accrued liabilities	$77.4	$101.6
Customer deposits and credits	Accrued liabilities	$69.2	$66.5
Deferred compensation liabilities	Other long-term liabilities	$38.3	$36.1
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first three months of 2013 and 2012 are as follows (in millions):

	First Quarter
	2013	2012
Balance at beginning of year	$17.8	$13.3
Accruals for product warranties charged to expense	1.8	3.3
Cost of product warranty claims	(1.5)	(1.2)
Acquisitions	0.5	—
Balance at end of period	$18.6	$15.4

Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the first quarter of 2013 was 24.9% compared with 30.3% for the first quarter of 2012. The decrease in the effective tax rate in 2013 from 2012, reflected net tax benefits for discrete items of $2.7 million, compared with net tax benefits for discrete items of $1.1 million for the first quarter of 2012. The net tax benefits in 2013 primarily relate to the retroactive reinstatement of certain tax benefits and credits from the enactment of the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013. Excluding the net tax benefits in both periods, the effective tax rates would have been 30.0% for the first quarter of 2013 and 32.5% for the first quarter of 2012.
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
The Company’s intention is to indefinitely reinvest the earnings of its material foreign subsidiaries.
Note 10. Long-Term Debt and Capital Leases
On March 1, 2013, the Company amended its $550.0 million credit facility to increase the borrowing capacity to $750.0 million, extend the maturity date from February 2016 to March 1, 2018. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. On October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.125% and 0.30% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $516.5 million at March 31, 2013. The credit agreement requires the Company to comply with various financial and operating covenants and at March 31, 2013, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. No amounts were outstanding under this credit line at March 31, 2013 or December 30, 2012. This credit line is utilized, as needed, for periodic cash needs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at March 31, 2013 and December 30, 2012, approximated the carrying value.

Long-term debt consisted of the following (in millions):

Balance at	March 31, 2013	December 30, 2012
4.04% Notes due September 2015	$75.0	$75.0
4.74% Notes due September 2017	100.0	100.0
5.30% Notes due September 2020	75.0	75.0
Term loans due October 2015, weighted average rate of 1.59%	200.0	200.0
Other debt at various rates due through 2018 (excluding the current portion)	13.8	14.3
$750.0 million revolving credit facility, weighted average rate of 2.34% at March 31, 2013 and 2.82% at December 30, 2012	219.4	79.1
Total long-term debt	$683.2	$543.4
As March 31, 2013 the Company has $13.2 million in capital leases, of which $1.4 million is current. At December 30, 2012 the Company had $14.3 million in capital leases, of which $1.5 million was current. At March 31, 2013, Teledyne had $14.6 million in outstanding letters of credit.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company's financial statements as of and for the fiscal year ended December 30, 2012, included in our 2012 Form 10-K.
At March 31, 2013, the Company’s reserves for environmental remediation obligations totaled $3.2 million, of which $0.3 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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

Note 12. Pension Plans and Postretirement Benefits
Teledyne’s pension expense was $4.3 million for the first quarter of 2013, compared with pension expense of $1.7 million the first quarter of 2012. The increase in pension expense primarily reflected the impact of using a 4.4 percent discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5 percent discount rate used in 2012. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.6 million for the first quarter of 2013, compared with $3.2 million for the first quarter of 2012. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne made voluntary cash pension contributions totaling $83.0 million to its domestic pension plan in the first three months of 2013, compared with voluntary cash pension contributions of $50.0 million to its domestic pension plan in the first three months of 2012. No further cash pension contributions are planned for the remainder of 2013 for the domestic pension plan.

The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. The following tables set forth the components of net periodic pension benefit expense for Teledyne’s pension plans and postretirement benefit plans for the first quarter of 2013 and 2012 (in millions):

	First Quarter
Pension Benefits	2013	2012
Service cost — benefits earned during the period	$3.8	$3.2
Interest cost on benefit obligation	9.6	10.3
Expected return on plan assets	(18.1)	(16.7)
Amortization of prior service cost	(1.2)	(1.2)
Amortization of net actuarial loss	10.2	6.1
Net periodic benefit expense	$4.3	$1.7

	First Quarter
Postretirement Benefits	2013	2012
Interest cost on benefit obligation	$0.2	$0.2
Amortization of prior service cost	(0.2)	(0.1)
Amortization of net actuarial gain	(0.1)	(0.1)
Net periodic benefit (income) expense	$(0.1)	$—

Note 13. Industry Segments
Teledyne is a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control equipment for marine, environmental, scientific, industrial and defense applications, electronic test and measurement instruments and harsh environment interconnect products. The Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra, for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
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

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit and other segment income to total net income attributable to common stockholders (amounts in millions):

	First Quarter	First Quarter	%
	2013	2012	Change
Net sales:
Instrumentation	$221.2	$160.6	37.7%
Digital Imaging	102.4	94.2	8.7%
Aerospace and Defense Electronics	174.6	164.8	5.9%
Engineered Systems	71.2	74.4	(4.3)%
Total net sales	$569.4	$494.0	15.3%
Segment operating profit:
Instrumentation	$35.0	$31.6	10.8%
Digital Imaging	5.2	4.3	20.9%
Aerospace and Defense Electronics	21.8	22.9	(4.8)%
Engineered Systems	6.4	6.2	3.2%
Total segment operating profit	68.4	65.0	5.2%
Corporate expense	(9.5)	(9.5)	—%
Other expense, net	(0.5)	(0.4)	25.0%
Interest and debt expense, net	(5.4)	(4.0)	35.0%
Income before income taxes	53.0	51.1	3.7%
Provision for income taxes	13.2	15.5	(14.8)%
Net income	39.8	35.6	11.8%
Noncontrolling interest	0.6	0.1	500.0%
Net income attributable to Teledyne	$40.4	$35.7	13.2%
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
The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	First Quarter
Instrumentation	2013	2012
Environmental Instrumentation	$62.2	$64.6
Marine Instrumentation	115.6	96.0
Test and Measurement Instrumentation	43.4	—
Total	$221.2	$160.6

	First Quarter
Engineered Systems	2013	2012
Engineered Products and Services	$58.6	$57.2
Turbine Engines	6.0	6.9
Energy Systems	6.6	10.3
Total	$71.2	$74.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our first quarter 2013 sales were $569.4 million, compared with sales of $494.0 million for the same period of 2012, an increase of 15.3%. Net income attributable to Teledyne of $40.4 million ($1.07 per diluted share) for the first quarter of 2013, compared with $35.7 million ($0.96 per diluted share) for the first quarter of 2012, an increase of 13.2%. We acquired RESON A/S (“RESON”) to complement marine instrumentation. We amended our revolving credit facility to increase the borrowing capacity to $750.0 million and extend the maturity date to March 1, 2018, to support our strategy.

Our Recent Acquisitions
On March 1, 2013, Teledyne acquired RESON for $69.7 million, net of cash acquired. RESON headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
On February 25, 2012, Teledyne acquired VariSystems for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, supplies custom harsh environment interconnects used in energy exploration and production. VariSystems is part of the Aerospace and Defense Electronics segment.
For our fiscal year 2012, we made four other acquisitions. We acquired a majority interest in the parent company of Optech Incorporated (“Optech”) in the second quarter, and LeCroy Corporation (“LeCroy”), the parent company of PDM Neptec Limited (“PDM Neptec”) and BlueView Technologies, Inc. (“BlueView”) in the third quarter.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand.
For a further description of the Company’s acquisition activity for the fiscal year ended December 30, 2012, please refer to Note 3 of our 2012 Form 10-K (“2012 Form 10-K”).

Results of Operations

	First Quarter
(in millions)		2012
Net Sales	$569.4	$494.0
Costs and expenses
Cost of sales	365.4	328.1
Selling, general and administrative expenses	145.1	110.4
Total costs and expenses	510.5	438.5
Income before other expense and income taxes	58.9	55.5
Other expense, net	(0.5)	(0.4)
Interest and debt expense, net	(5.4)	(4.0)
Income before income taxes	53.0	51.1
Provision for income taxes	13.2	15.5
Net income	39.8	35.6
Noncontrolling interest	0.6	0.1
Net income attributable to Teledyne	$40.4	$35.7
First quarter of 2013 compared with the first quarter of 2012
Our first quarter 2013 sales were $569.4 million, compared with sales of $494.0 million for the same period of 2012, an increase of 15.3%. Net income attributable to Teledyne was $40.4 million ($1.07 per diluted share) for the first quarter of 2013, compared with $35.7 million ($0.96 per diluted share) for the first quarter of 2012, an increase of 13.2%.
The first quarter of 2013, compared with the same period in 2012, reflected higher sales in each business segment except the Engineered Systems segment. The increase in sales included the impact of acquisitions as well as higher organic sales. Incremental revenue in the first quarter of 2013 from recent acquisitions was $65.0 million. The first quarter of 2013, compared with the same period in 2012, reflected higher operating profit in each business segment except the Aerospace and Defense Electronics segment.
Segment earnings increased to $68.4 million for the first quarter of 2013, from $65.0 million for the same period of 2012. Segment earnings reflected $0.4 million of acquisition related transaction costs, $0.9 million in additional intangible asset amortization, $1.7 million of severance and relocation costs associated with certain electronic manufacturing businesses and lower LIFO expense of $0.8 million. The incremental operating profit included in the results for the first quarter of 2013 from recent acquisitions was $0.6 million and included acquisition related transaction costs.
The first quarter of 2013 included pension expense of $4.3 million, compared with pension expense of $1.7 million in the first quarter of 2012. The increase in pension expense primarily reflected the impact of using a 4.4 percent discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5 percent discount rate used in 2012. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.6 million in the first quarter of 2013, compared with $3.2 million in the first quarter of 2012.
In the first quarter of 2013 and 2012, we recorded a total of $1.8 million and $1.5 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.

The table below presents sales and cost of sales by segment and total company:

	First Quarter	First Quarter
(Dollars in millions)	2013	2012
Instrumentation
Sales	$221.2	$160.6
Cost of sales	$118.6	$94.6
Cost of sales % of sales	53.6%	58.9%
Digital Imaging
Sales	$102.4	$94.2
Cost of sales	$67.1	$62.6
Cost of sales % of sales	65.5%	66.5%
Aerospace and Defense Electronics
Sales	$174.6	$164.8
Cost of Sales	$120.5	$109.8
Cost of sales % of sales	69.0%	66.6%
Engineered Systems
Sales	$71.2	$74.4
Costs of sales	$59.2	$61.1
Cost of sales % of sales	83.1%	82.1%
Total Company
Sales	$569.4	$494.0
Costs of sales	$365.4	$328.1
Cost of sales % of sales	64.2%	66.4%
Cost of sales increased by $37.3 million in the first quarter of 2013, compared with the first quarter of 2012, which primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for the first quarter of 2013 decreased to 64.2% from 66.4% in the first quarter of 2012 and reflected the impact of the LeCroy acquisition which carries a lower cost of sales percentage than the average for our other businesses.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the first quarter of 2013 and 2012, were $5.1 million and $0.7 million of favorable operating income and $6.2 million and $1.3 million of unfavorable operating income, respectively.
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $34.7 million in the first quarter of 2013, compared with the first quarter of 2012, due to recent acquisitions which included $25.2 million at LeCroy, $0.4 million in acquisition related transaction costs and $0.9 million in higher acquired intangible asset amortization expense. Selling, general and administrative expenses for the first quarter of 2013, as a percentage of sales, increased to 25.5%, compared with 22.3% in the first quarter of 2012 and reflected the impact of acquisition related transaction costs, higher research and development expense and also reflected the impact of the LeCroy acquisition which carries a higher selling, general and administrative expense percentage than the average for our other businesses. Corporate expense was $9.5 million for the first quarter of 2013, compared with $9.5 million for the first quarter of 2012.
Interest expense, net of interest income, was $5.4 million in the first quarter of 2013, compared with $4.0 million for the first quarter of 2012. The increase in interest expense primarily reflected the impact of higher outstanding debt levels.
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the first quarter of 2013 was 24.9% compared with 30.3% for the first quarter of 2012. The decrease in the effective tax rates in 2013 from 2012, reflected net tax benefits for discrete items of $2.7 million, compared to net tax benefits for discrete items of $1.1 million for the first quarter of 2012. The net tax benefits in 2013 primarily relate to the retroactive reinstatement of certain tax benefits and credits from the enactment of the American Taxpayer Relief Act of 2012 signed into law on January 2, 2013. Excluding the net tax benefits in both periods, the effective tax rates would have been 30.0% for the first quarter of 2013, compared with 32.5% for the first quarter of 2012. The Company's effective tax rate for 2013 is expected to be 30.0%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.

Segment Results:
The following table sets forth the sales and operating profit for each segment (amounts in millions):

	First Quarter	First Quarter	%
	2013	2012	Change
Net sales:
Instrumentation	$221.2	$160.6	37.7%
Digital Imaging	102.4	94.2	8.7%
Aerospace and Defense Electronics	174.6	164.8	5.9%
Engineered Systems	71.2	74.4	(4.3)%
Total net sales	$569.4	$494.0	15.3%
Segment operating profit:
Instrumentation	$35.0	$31.6	10.8%
Digital Imaging	5.2	4.3	20.9%
Aerospace and Defense Electronics	21.8	22.9	(4.8)%
Engineered Systems	6.4	6.2	3.2%
Total segment operating profit	68.4	65.0	5.2%
Corporate expense	(9.5)	(9.5)	—%
Other expense, net	(0.5)	(0.4)	25.0%
Interest expense, net	(5.4)	(4.0)	35.0%
Income before income taxes	53.0	51.1	3.7%
Provision for income taxes	13.2	15.5	(14.8)%
Net income	39.8	35.6	11.8%
Noncontrolling interest	0.6	0.1	500.0%
Net income attributable to Teledyne	$40.4	$35.7	13.2%

Instrumentation

	First Quarter	First Quarter
(Dollars in millions)	2013	2012
Sales	$221.2	$160.6
Cost of sales	$118.6	$94.6
Selling, general and administrative expenses	$67.6	$34.4
Operating profit	$35.0	$31.6
Cost of sales % of sales	53.6%	58.9%
Selling, general and administrative expenses % of sales	30.6%	21.4%
Operating profit % of sales	15.8%	19.7%

First quarter of 2013 compared with the first quarter of 2012
The Instrumentation segment’s first quarter 2013 sales were $221.2 million, compared with $160.6 million in the first quarter of 2012, an increase of 37.7%. First quarter 2013 operating profit was $35.0 million, compared with operating profit of $31.6 million in the first quarter of 2012, an increase of 10.8%.

The first quarter 2013 sales increase resulted from higher sales of both marine and electronic test and measurement instrumentation, partially offset by lower sales of environmental instrumentation. The higher sales of $19.6 million for marine instrumentation products reflected increased sales of interconnect systems used in offshore energy production, as well as higher sales of marine acoustic sensors and autonomous underwater vehicles and also included a total of $11.2 million in revenue from recent acquisitions including the March 1, 2013 acquisition of RESON. Increased sales of $43.4 million for electronic test and measurement instrumentation resulted from the August 2012 acquisition of LeCroy. The decrease in sales of $2.4 million for environmental instrumentation primarily reflected lower sales of laboratory instruments, partially offset by increased sales of air monitoring instrumentation. The increase in operating profit reflected the impact of higher sales, partially offset by $1.3 million in additional intangible asset amortization, $0.4 million in acquisition related transaction costs and $0.2 million in inventory purchase accounting charges related to the recent acquisitions. The incremental operating profit included in the results for the first quarter of 2013 from recent acquisitions was $2.4 million.
First quarter cost of sales increased by $24.0 million, compared with the first quarter of 2012, and reflected the impact of higher sales and product mix differences. The decrease in the cost of sales percentage largely reflected the impact of the LeCroy acquisition which carries a lower cost of sales percentage than the average for our other businesses in this segment. First quarter selling, general and administrative expenses, including research and development and bid and proposal expense, in increased by $33.2 million, compared with the first quarter of 2012, and primarily reflected the impact acquisitions, primarily LeCroy. The LeCroy acquisition represented $25.2 million of the increase in selling, general and administrative expenses, and included $9.4 million in research and development expenses. The increase in the selling, general and administrative expense percentage to 30.6 percent in the first quarter of 2013 from 21.4 percent in the first quarter of 2012, largely reflected the impact of the LeCroy acquisition which carries a higher selling, general and administrative expense percentage than the average for our other businesses in this segment.
Digital Imaging

	First Quarter	First Quarter
(Dollars in millions)	2013	2012
Sales	$102.4	$94.2
Cost of sales	$67.1	$62.6
Selling, general and administrative expenses	$30.1	$27.3
Operating profit	$5.2	$4.3
Cost of sales % of sales	65.5%	66.5%
Selling, general and administrative expenses % of sales	29.4%	29.0%
Operating profit % of sales	5.1%	4.6%
First quarter of 2013 compared with the first quarter of 2012
The Digital Imaging segment’s first quarter 2013 sales were $102.4 million, compared with $94.2 million in the first quarter of 2012, an increase of 8.7%. Operating profit was $5.2 million for the first quarter of 2013, compared with operating profit of $4.3 million in the first quarter of 2011, an increase of 20.9%.
The 2013 sales increase included $9.3 million in revenue from the April 2, 2012, acquisition of a majority interest in the parent company of Optech Incorporated (“Optech”) and greater sales of medical imaging and infrared sensors, partially offset by decreased sales of imagers for remote sensing applications. Operating profit in 2013 reflected the impact of higher sales, partially offset by an operating loss of $1.4 million at Optech.
Cost of sales increased by $4.5 million, compared with the first quarter of 2013, and primarily reflected the impact of higher sales. The lower cost of sales percentage in 2013 reflected the results of the Optech acquisition, which carries a lower cost of sales percentage than the average for our other businesses in this segment.

Aerospace and Defense Electronics

	First Quarter	First Quarter
(Dollars in millions)	2013	2012
Sales	$174.6	$164.8
Cost of sales	$120.5	$109.8
Selling, general and administrative expenses	$32.3	$32.1
Operating profit	$21.8	$22.9
Cost of sales % of sales	69.0%	66.6%
Selling, general and administrative expenses % of sales	18.5%	19.5%
Operating profit % of sales	12.5%	13.9%
First quarter of 2013 compared with the first quarter of 2012
The Aerospace and Defense Electronics segment’s first quarter 2013 sales were $174.6 million, compared with $164.8 million in the first quarter of 2012, an increase of 5.9%. Operating profit was $21.8 million for the first quarter of 2013, compared with operating profit of $22.9 million in the first quarter of 2012, a decrease of 4.8%.
The 2013 sales increase reflected higher net sales of $7.1 million from microwave and interconnect systems collectively, which included $1.0 million in incremental revenue from the acquisition of VariSystems Inc. The sales increase also reflected $1.1 million from avionics products and electronic relays and $1.6 million for electronic manufacturing service products. Operating profit in 2013 decreased and reflected the impact of $1.7 million for severance and relocation costs associated with certain electronic manufacturing businesses, partially offset by higher sales and lower LIFO expense of $0.7 million. We expect additional severance and relocation costs associated with certain electronic manufacturing services businesses in the second quarter and full year of 2013.
For the first quarter of 2013 the change in operating profit from recent acquisitions was a decrease of $0.4 million. First quarter cost of sales increased by $10.7 million, compared with the first quarter of 2012, and reflected the impact of higher sales and product mix differences. Cost of sales as a percentage of sales for the first quarter of 2013 increased to 69.0% from 66.6% in the first quarter of 2012 and reflected the impact of severance and relocation costs and product mix differences.

Engineered Systems

	First Quarter	First Quarter
(Dollars in millions)	2013	2012
Sales	$71.2	$74.4
Cost of sales	$59.2	$61.1
Selling, general and administrative expenses	$5.6	$7.1
Operating profit	$6.4	$6.2
Cost of sales % of sales	83.1%	82.1%
Selling, general and administrative expenses % of sales	7.9%	9.6%
Operating profit % of sales	9.0%	8.3%
First quarter of 2013 compared with the first quarter of 2012
The Engineered Systems segment’s first quarter 2013 sales were $71.2 million, compared with $74.4 million in the first quarter of 2012, a decrease of 4.3%. Operating profit was $6.4 million for the first quarter 2013, compared with operating profit of $6.2 million in the first quarter of 2012, an increase of 3.2%.
The first quarter 2013 sales decrease reflected lower energy systems sales of $3.7 million and lower sales of $0.9 million related to turbine engines, partially offset by higher sales of $1.4 million from engineered products and services, including missile defense programs. Operating profit in the first quarter of 2013 reflected the impact of higher margins for engineered products and services, partially offset by lower sales and $1.1 million in higher net pension expense.
First quarter cost of sales decreased by $1.9 million, compared with the first quarter of 2012, and reflected the impact of lower sales partially offset by higher pension expense. Cost of sales as a percentage of sales for the first quarter of 2013 increased slightly to 83.1% from 82.1% in the first quarter of 2012 and reflected higher pension expense. The decrease the selling, general and administrative expense percentage primarily reflected the impact of cost reductions.

Financial Condition, Liquidity and Capital Resources
Our net cash used by operating activities was $56.7 million for the first three months of 2013, compared with net cash used by operating activities of $19.7 million for the same period of 2012. The lower cash provided by operating activities from in the first three months of 2013 reflected the impact of a voluntary $83.0 million cash contribution to the domestic pension plan in the first quarter of 2013, compared with a voluntary $50.0 million cash contribution to the domestic pension plan for the first quarter of 2012. No further cash pension contributions are planned for the remainder of 2013 for the domestic pension plan. The first quarter of 2013 also reflected higher income tax payments of $4.2 million compared with the first quarter of 2012.
Our net cash used in investing activities was $86.0 million for the first three months of 2013, compared with net cash used by investing activities of $45.5 million for the first three months of 2012. The 2013 amount includes the acquisition of RESON and the 2012 amount includes the acquisition of VariSystems.
Capital expenditures for the first three months of 2013 and 2012 were $16.3 million and $10.6 million, respectively.
Our goodwill was $1,014.8 million at March 31, 2013 and $990.2 million at December 30, 2012. The increase in the balance of goodwill in 2013 resulted from the RESON acquisition partially offset by the impact of exchange rate changes. Teledyne's net acquired intangible assets were $280.1 million at March 31, 2013 and $265.7 million at December 30, 2012. The increase in the balance of acquired intangible assets in 2013 resulted from the RESON acquisition, partially offset by amortization and the impact of exchange rate changes. The Company’s cost to acquire RESON has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the RESON acquisition.
Financing activities provided cash of $145.9 million for the first three months of 2013, compared with cash provided by financing activities of $100.7 million for the first three months of 2012. Cash provided by financing activities for the first three months of 2013 and 2012 included net borrowings of $140.1 million and $88.1 million, respectively. Proceeds from the exercise of stock options were $4.8 million and $7.7 million for the first three months of 2013 and 2012, respectively. The first three months of 2013 and 2012 included $1.8 million and $2.9 million, respectively, in excess tax benefits related to stock option exercises.
Working capital was $397.2 million at March 31, 2013, compared with $337.5 million at December 30, 2012. The increase in working capital primarily reflected the impact of current year acquisitions and lower payroll accruals due to first quarter payments.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect capital expenditures to be approximately $90.0 million in 2013, of which $16.3 million has been spent in the first three months of 2013.
On March 1, 2013, the company amended its $550.0 million credit facility to increase the borrowing capacity to $750.0 million and extended the maturity date from February 2016 to March 1, 2018, and includes lower applicable interest rates. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. On October 22, 2012, Teledyne entered into $200.0 million of term loans that mature in October 2015. The proceeds were applied against the $550.0 million revolving credit facility. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.125% and 0.30% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
Total debt at March 31, 2013, includes $219.4 million outstanding under the $750.0 million credit facility, $250.0 million in private placement notes, $200.0 million in term loans and $13.8 million in other debt. The Company also has $13.2 million in capital leases, of which $1.4 million is current. At March 31, 2013, Teledyne had $14.6 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $516.5 million at March 31, 2013. The credit agreements require the Company to comply with various financial and operating covenants and at March 31, 2013 the Company was in compliance with these covenants. As of March 31, 2013 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At March 31, 2013 the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due October 2015
Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	15.1 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020
Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	15.1 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were no amounts outstanding under this credit line at March 31, 2013. This credit line is utilized, as needed, for periodic cash needs.
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
For additional discussion of the application of the other critical accounting policies and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2012 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, interest expense, severance and relocation costs, taxes, and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2012 Form 10-K and this Form 10-Q.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2012 Form 10-K.
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates, and interest rates. Foreign currency forward contracts are used primarily to hedge anticipated exposures. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at March 31, 2013 would result in a decrease or increase in the fair value of our foreign currency forward contracts to buy Canadian dollars and to sell U.S. dollars by approximately $6.3 million. For additional information please see Derivative Instruments discussed in Note 3 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $200.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of March 31, 2013 we had $419.4 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $4.2 million, assuming the $419.4 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2013, are effective.
In connection with our evaluation during the quarterly period ended March 31, 2013, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part I, “Financial Statements — Note 11 — Lawsuits, Claims, Commitments and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2012 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure.

Item 2.	Unregistered sales of equity securities and use of proceeds
On October 25, 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. No shares were repurchased under the program in 2012. As of March 31, 2013, 1,841,438 shares remained available for repurchase pursuant to this program.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 1, 2013).

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 7, 2013	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated March 1, 2013).

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document