Form 10-Q
period 2013-09-29
TELEDYNE TECHNOLOGIES INC
filed 2013-11-04
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $.01 par value per share	37,519,937 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2013	2012	2013	2012
Net Sales	$571.6	$547.4	$1,742.0	$1,559.9
Costs and expenses
Cost of sales	369.0	349.0	1,118.0	1,020.1
Selling, general and administrative expenses	149.6	138.1	447.2	364.3
Total costs and expenses	518.6	487.1	1,565.2	1,384.4
Income before other income/(expense) and income taxes	53.0	60.3	176.8	175.5
Other income/(expense), net	(0.7)	1.2	(1.2)	2.2
Interest and debt expense, net	(5.1)	(4.5)	(15.6)	(12.6)
Income before income taxes	47.2	57.0	160.0	165.1
Provision for income taxes	0.3	13.9	30.0	46.8
Net income	46.9	43.1	130.0	118.3
Noncontrolling interest	(0.1)	(0.4)	0.1	(0.4)
Net income attributable to Teledyne	$46.8	$42.7	$130.1	$117.9

Basic earnings per common share	$1.25	$1.16	$3.49	$3.22
Weighted average common shares outstanding	37.3	36.7	37.3	36.6

Diluted earnings per common share	$1.23	$1.14	$3.42	$3.16
Weighted average diluted common shares outstanding	38.1	37.4	38.0	37.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2013	2012	2013	2012
Net income	$46.9	$43.1	$130.0	$118.3
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustment	21.7	16.2	(7.7)	18.6
Hedge activity and interest rate swap	1.5	2.1	(0.3)	1.7
Pension and postretirement benefit adjustments	5.2	3.4	16.3	9.8
Other comprehensive income, net of tax	28.4	21.7	8.3	30.1
Comprehensive income	75.3	64.8	138.3	148.4
Less amounts attributable to noncontrolling interest, net of tax:
Net loss (income)	0.1	(0.4)	(0.1)	(0.4)
Foreign exchange translation adjustment	(3.6)	—	(6.2)	—
Other comprehensive income, net of tax	(3.5)	(0.4)	(6.3)	(0.4)
Comprehensive income attributable to Teledyne	$71.8	$64.4	$132.0	$148.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited - Amounts in millions, except share amounts)

	September 29, 2013	December 30, 2012
Assets
Current Assets
Cash and cash equivalents	$88.7	$45.8
Accounts receivable, net	368.9	350.3
Inventories, net	304.0	281.2
Deferred income taxes, net	30.1	39.8
Prepaid expenses and other current assets	51.2	27.7
Total current assets	842.9	744.8
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $357.5 at September 29, 2013 and $327.9 at December 30, 2012	361.0	349.5
Goodwill, net	1,030.3	990.2
Acquired intangibles, net	274.2	265.7
Other assets, net	112.3	56.2
Total Assets	$2,620.7	$2,406.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$160.0	$148.6
Accrued liabilities	242.1	256.7
Current portion of long-term debt and capital leases	4.5	2.0
Total current liabilities	406.6	407.3
Long-term debt and capital leases	638.6	556.2
Accrued pension obligation	10.7	57.0
Accrued postretirement benefits	12.4	12.8
Other long-term liabilities	192.8	169.7
Total Liabilities	1,261.1	1,203.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued and outstanding shares; 37,490,566 at September 29, 2013 and 37,162,697 at December 30, 2012	0.4	0.4
Additional paid-in capital	322.1	297.8
Retained earnings	1,253.0	1,123.0
Accumulated other comprehensive loss	(265.1)	(273.4)
Total Teledyne Stockholders’ Equity	1,310.4	1,147.8
Noncontrolling interest	49.2	55.6
Total Stockholders’ Equity	1,359.6	1,203.4
Total Liabilities and Stockholders’ Equity	$2,620.7	$2,406.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 30, 2012
(Unaudited - Amounts in millions)

	Nine Months
	2013	2012
Operating Activities
Net income	$130.0	$118.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.1	56.4
Deferred income taxes	33.2	(1.8)
Stock option expense	7.6	5.9
Excess income tax benefits from stock options exercised	(3.8)	(4.7)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(0.1)	(27.1)
Inventories	(10.2)	(12.9)
Prepaid expenses and other assets	0.9	(2.6)
Accounts payable	2.2	26.0
Accrued liabilities	(16.0)	(35.0)
Income taxes payable, net	(22.2)	23.7
Long-term assets	(8.2)	(2.3)
Other long-term liabilities	4.9	11.0
Accrued pension obligation	(80.7)	(88.7)
Accrued postretirement benefits	(0.5)	(0.8)
Other operating, net	1.4	2.2
Net cash provided by operating activities	105.6	67.6
Investing Activities
Purchases of property, plant and equipment	(54.0)	(43.0)
Purchase of businesses and other investments	(106.4)	(389.2)
Proceeds from the disposal of fixed assets	0.2	1.0
Net cash used in investing activities	(160.2)	(431.2)
Financing Activities
Net proceeds from debt	84.0	318.2
Proceeds from exercise of stock options	10.0	12.2
Excess income tax benefits from stock options exercised	3.8	4.7
Issuance of cash flow hedges	(0.3)	3.3
Net cash provided by financing activities	97.5	338.4
Increase (decrease) in cash and cash equivalents	42.9	(25.2)
Cash and cash equivalents—beginning of period	45.8	49.4
Cash and cash equivalents—end of period	$88.7	$24.2
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 29, 2013

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 29, 2013 and the consolidated results of operations, consolidated comprehensive income third quarter and nine months then ended and consolidated cash flows for the nine months then ended. The results of operations and cash flows for the period ended September 29, 2013 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
Recent Accounting Pronouncements
Effective December 31, 2012, the Company adopted accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. The Company’s adoption of this guidance did not have any impact on Teledyne's financial position, results of operations or cash flows.

Effective December 31, 2012, the Company adopted accounting guidance which updates the presentation of reclassifications from comprehensive income to net income in consolidated financial statements. Under this guidance, an entity is required to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) either by the respective line items of net income or by cross-reference to other required disclosures. The guidance does not change the requirements for reporting net income or other comprehensive income in financial statements. As the guidance relates to presentation only, the adoption did not have any impact on Teledyne's financial position, results of operations or cash flows.

The changes in AOCI by component, net of tax, for the third quarter and first nine months ended September 29, 2013 are as follows (in millions):
	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of June 30, 2013	$(46.6)	$(3.7)	$(243.2)	$(293.5)
Other comprehensive income (loss) before reclassifications	21.7	0.8	(0.2)	22.3
Amounts reclassified from AOCI	—	0.7	5.4	6.1
Net other comprehensive income	21.7	1.5	5.2	28.4
Balance as of September 29, 2013	$(24.9)	$(2.2)	$(238.0)	$(265.1)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 31, 2012	$(17.2)	$(1.9)	$(254.3)	$(273.4)
Other comprehensive loss before reclassifications	(7.7)	(1.3)	—	(9.0)
Amounts reclassified from AOCI	—	1.0	16.3	17.3
Net other comprehensive income (loss)	(7.7)	(0.3)	16.3	8.3
Balance as of September 29, 2013	$(24.9)	$(2.2)	$(238.0)	$(265.1)

The reclassifications out of AOCI for the third quarter and first nine months of 2013 are as follows (in millions):

	Amount Reclassified	Amount Reclassified
	from AOCI	from AOCI
	Third Quarter Ended	Nine Months Ended	Statement of Income
	September 29, 2013	September 29, 2013	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$0.9	$1.3	Other expense
Income tax benefit	(0.2)	(0.3)	Income tax benefit
Total	$0.7	$1.0

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.3)	$(3.9)	Pension expense
Amortization of net actuarial loss	10.1	30.5	Pension expense
Total before tax	8.8	26.6
Tax benefit	(3.4)	$(10.3)	Income tax benefit
Total	$5.4	$16.3

Note 2. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
Teledyne spent $106.4 million and $389.2 million on acquisitions in the first nine months of 2013 and 2012, respectively.
On August 30, 2013, a subsidiary of Teledyne acquired the assets of SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) for $26.4 million. Teledyne expects to pay a $0.4 million purchase price adjustment in the fourth quarter. CETAC, headquartered in Omaha, Nebraska is a designer and manufacturer of automated sample handling and sample introduction equipment for laboratory instrumentation. CETAC had sales of $24.0 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
On July 5, 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) that it did not already own for $4.9 million. Nova Sensors is part of the Digital Imaging segment. In the third quarter of 2013, the Company spent $1.4 million on certain assets.

On May 8, 2013, a subsidiary of Teledyne acquired Axiom IC B.V. (“Axiom”), for an initial payment of $4.0 million, net of cash acquired, with an additional $1.3 million expected to be paid in equal installments over three years. Axiom is located in the Netherlands and is a fabless semiconductor company that develops high-performance CMOS mixed-signal integrated circuits and is part of the Digital Imaging segment.
On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON A/S (“RESON”) for $69.7 million, net of cash acquired. RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012 and is part of the Instrumentation segment.
On August 3, 2012, Teledyne acquired LeCroy Corporation (“LeCroy”) for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy is part of the Instrumentation segment.
Also on August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec Limited (“PDM Neptec”) for $7.4 million in cash, net of cash acquired.  PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment and operates as Teledyne Impulse-PDM Ltd.
On July 2, 2012, a subsidiary of Teledyne acquired BlueView Technologies Inc. (“BlueView”) for $16.3 million in cash, net of cash acquired. BlueView, located in Seattle, Washington, is part of the Instrumentation segment and operates as Teledyne BlueView, Inc.
On April 2, 2012, a subsidiary of Teledyne acquired a majority interest in the parent company of Optech Incorporated (“Optech”) for $27.9 million, net of $4.8 million in cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from the original 19 percent interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. At the time of the purchase, the value of Optech’s total equity was based on the same per share price as those shares purchased by Teledyne to obtain the majority interest in 2012 and the value of the non-controlling interest was 49.0% of Optech’s total equity and was equal to $49.8 million. The minority ownership of Optech was $49.2 million and $49.8 million at September 29, 2013 and December 30, 2012, respectively. Optech is part of the Digital Imaging segment.
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

Teledyne’s goodwill was $1,030.3 million at September 29, 2013 and $990.2 million at December 30, 2012. The increase in the balance of goodwill in 2013 resulted from the CETAC, RESON and Axiom acquisitions partially offset by the impact of exchange rate changes and also reflected a $4.9 million reduction related to a purchase accounting adjustment for the LeCroy acquisition. In the second quarter of 2013, the Company identified an immaterial misstatement in purchase accounting related to the 2012 LeCroy acquisition after the allocation period had ended. The Company increased long term deferred tax assets by $4.9 million and reduced goodwill by the same amount in the second quarter of 2013. Teledyne’s net acquired intangible assets were $274.2 million at September 29, 2013 and $265.7 million at December 30, 2012. The increase in the balance of acquired intangible assets in 2013 primarily resulted from the CETAC and RESON acquisitions, partially offset by amortization and the impact of exchange rate changes. The Company’s cost to acquire CETAC, RESON and Axiom has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the RESON and Axiom acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain liabilities and the related impact on taxes and goodwill for the CETAC acquisition. The Company made preliminary estimates as of September 29, 2013, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made in 2013, excluding the purchase of the remaining 49% interest in Nova Sensors. (in millions):

Current assets	$36.0
Property, plant and equipment	5.8
Goodwill	50.6
Acquired intangible assets	32.8
Current liabilities	(18.7)
Long-term liabilities	(5.0)
Net assets acquired	$101.5
Except for the CETAC acquisition, goodwill resulting from the acquisitions made in 2013 and 2012 will not be deductible for tax purposes.
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2013, excluding the purchase of the remaining 49% interest in Nova Sensors (dollars in millions):

	Amount	Weighted Average Useful Life in Years
Intangibles subject to amortization:
Proprietary Technology	$13.6	9.4
Customer List/Relationships	8.6	12.0
Backlog	0.6	0.7
Total intangibles subject to amortization	22.8	10.1
Intangibles not subject to amortization:
Trademarks and trade names	10.0	n/a
Total intangibles not subject to amortization	10.0
Total acquired intangible assets	$32.8

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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $0.1 million over the next 12 months based on the September 29, 2013 exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of September 29, 2013, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $81.1 million and these contracts had a fair value of $0.2 million. These foreign currency forward contracts have maturities ranging from December 2013 to February 2015.

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of September 29, 2013, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	35.4	U.S. Dollars	US$	34.3
Great Britain Pounds		£12.7	U.S. Dollars	US$	19.8
U.S. Dollars	US$	12.2	Euros		€9.2
U.S. Dollars	US$	1.6	Japanese Yen		¥158.0
Euros		€1.0	Canadian Dollars	C$	1.4
Japanese Yen		¥86.0	Canadian Dollars	C$	0.9
Singapore Dollars	S$	0.9	U.S. Dollars	US$	0.7
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

The effect of derivative instruments designated as cash flow hedges in our condensed consolidated financial statements for the third quarter and nine months ended September 29, 2013 and September 30, 2012 was as follows (in millions):

	Third Quarter		Nine Months
	2013	2012	2013	2012
Net gain (loss) recognized in AOCI (a)	$1.1	$3.3	$(1.6)	$2.6
Net loss reclassified from AOCI into cost of sales (a)	$(0.7)	$(0.4)	$(1.0)	$(0.9)
Net foreign exchange gain recognized in other income and expense (b)	$0.2	$0.1	$0.4	$0.4

(a)	Effective portion

(b)	Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 29, 2013 was a benefit of $1.0 million and an expense of $0.6 million respectively. The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 30, 2012 was a benefit of $0.6 million and $0.4 million, respectively.

Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	September 29, 2013	December 30, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.6	$0.8
Cash flow forward contracts	Accrued liabilities	(0.4)	—
Total derivatives designated as hedging instruments		0.2	0.8
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	1.0	0.1
Non-designated forward contracts	Accrued liabilities	(0.5)	(0.2)
Total derivatives not designated as hedging instruments		0.5	(0.1)
Total asset derivatives		$0.7	$0.7

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
For the third quarter and first nine months of 2013 and 2012, no stock options were excluded in the computation of diluted earnings per share. The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2013	2012	2013	2012
Net income attributable to Teledyne	$46.8	$42.7	$130.1	$117.9
Basic earnings per share:
Weighted average common shares outstanding	37.3	36.7	37.3	36.6
Basic earnings per common share	$1.25	$1.16	$3.49	$3.22
Diluted earnings per share:
Weighted average common shares outstanding	37.3	36.7	37.3	36.6
Dilutive effect of exercise of options outstanding	0.8	0.7	0.7	0.7
Weighted average diluted common shares outstanding	38.1	37.4	38.0	37.3
Diluted earnings per common share	$1.23	$1.14	$3.42	$3.16

Note 5. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $3.0 million and $7.6 million in stock option compensation expense for the third quarter and first nine months of 2013, respectively. For the third quarter and first nine months of 2012, the company recorded a total of $2.3 million and $5.9 million, respectively. Employee stock option grants are charged to expense evenly over the three year vesting period. Director stock option grants are charged to expense evenly over the one-year vesting period. In 2013, the Company currently expects approximately $10.8 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price and actual stock option grants during the remainder of the year as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
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
Stock option transactions for Teledyne’s employee stock option plans for the third quarter and nine months ended September 29, 2013 are summarized as follows:

	2013
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,551,480	$52.95	2,203,005	$45.90
Granted	—	$—	573,724	$75.17
Exercised	(67,814)	$38.31	(257,463)	$37.87
Canceled or expired	—	$—	(35,600)	$55.81
Ending balance	2,483,666	$53.35	2,483,666	$53.35
Options exercisable at end of period	1,469,655	$43.04	1,469,655	$43.04
Stock option transactions for Teledyne’s non-employee director stock option plans for the third quarter and nine months ended September 29, 2013 are summarized as follows:

	2013
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	344,604	$43.43	308,908	$39.35
Granted	2,485	$51.89	41,914	$71.29
Exercised	(4,000)	$46.00	(7,403)	$29.50
Canceled or expired	—	$—	(330)	$40.70
Ending balance	343,089	$43.46	343,089	$43.46
Options exercisable at end of period	300,394	$39.58	300,394	$39.58
Performance Share Plan and Restricted Stock Award Program
The first of three annual installments of the 2009 to 2011 Performance Share Plan was paid entirely in cash in the first quarter of 2012. For the second installment, 23,519 shares of Teledyne common stock were issued in the first quarter of 2013. Also in the first quarter of 2013, the restriction was removed for 39,687 shares of Teledyne common stock and 944 shares were forfeited related to the 2010 to 2012 Restricted Stock Award Program. In the first nine months of 2013, the Company granted 48,325 restricted stock units at a weighted average fair value of $66.65 per share.

Note 6. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.3 million at September 29, 2013 and $2.4 million at December 30, 2012.
Note 7. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods, were $241.9 million at September 29, 2013 and $214.3 million at December 30, 2012. The remainder of the inventories using the LIFO method were $89.6 million at September 29, 2013 and $91.5 million at December 30, 2012. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	September 29, 2013	December 30, 2012
Raw materials and supplies	$135.6	$129.4
Work in process	156.3	145.9
Finished goods	39.6	30.5
	331.5	305.8
Progress payments	(10.8)	(7.3)
LIFO reserve	(16.7)	(17.3)
Total inventories, net	$304.0	$281.2

Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	September 29, 2013	December 30, 2012
Deferred compensation assets	Other assets, net	$41.8	$37.8
Prepaid pension asset	Other assets, net	$50.7	$—
Salaries and wages	Accrued liabilities	$91.4	$101.6
Customer deposits and credits	Accrued liabilities	$53.5	$66.5
Deferred compensation liabilities	Other long-term liabilities	$40.1	$36.1
Deferred income taxes	Other long-term liabilities	$51.9	$33.3
During 2013, in an effort to reduce ongoing costs and improve operating performance the Company took actions to consolidate and relocate certain facilities and reduce headcount across various businesses. In connection with these efforts, for the first nine months of 2013, the Company incurred pretax charges totaling $18.7 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $7.0 million in severance related costs, $11.7 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. The actions taken should be substantially complete by year end 2013. Total costs for these actions are expected to be $22.4 million for fiscal year 2013. At September 29, 2013, the Company has $11.1 million in short-term reserves related to these actions, which includes the $5.3 million of environmental reserves.

Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2013 and 2012 are as follows (in millions):

	Nine Months
	2013	2012
Balance at beginning of year	$17.8	$13.3
Accruals for product warranties charged to expense	4.7	7.7
Cost of product warranty claims	(4.2)	(4.4)
Acquisitions	0.3	1.7
Balance at end of period	$18.6	$18.3
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and first nine months of 2013 was 0.6% and 18.8%, respectively. The Company's effective income tax rate for the third quarter and first nine months of 2012 was 24.5% and 28.4%, respectively. The third quarter and first nine months of 2013 included net tax benefits for discrete items of $11.6 million and $15.2 million, respectively, compared with net tax benefits for discrete items of $3.1 million for the third quarter of 2012 and $4.3 million for the first nine months of 2012. The tax benefits for the third quarter and first nine months of 2013, included the remeasurement of uncertain tax positions, including expiration of statute of limitations and a favorable resolution of a tax matter. The tax benefits for the third quarter and first nine months of 2012, included the expiration of statute of limitations. Excluding net discrete tax benefits in all periods, the effective tax rates would have been 25.2% for the third quarter of 2013 and 28.3% for the first nine months of 2013 and 30.0% for the third quarter of 2012 and 31.0% for the first nine months of 2012. The decrease in the effective tax rates in both periods primarily reflected a change in the proportion of domestic and foreign income.
The Company has substantially concluded on all U.S. federal income tax matters for all years through 2009, California income tax matters for all years through 2006 and all material Canadian income tax matters for all years through 2010. The Company is currently under audit in California for tax years 2007 through 2009 and in Florida for tax years 2009 through 2011. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. Substantially all other material state and foreign income tax matters have been concluded for years through 2006. The Company’s intention is to indefinitely reinvest the earnings of its material non-U.S. subsidiaries.

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

Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $574.8 million at September 29, 2013. The credit agreement requires the Company to comply with various financial and operating covenants and at September 29, 2013, the Company was in compliance with these covenants. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. No amounts were outstanding under this credit line at September 29, 2013 or December 30, 2012. This credit line is utilized, as needed, for periodic cash needs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at September 29, 2013 and December 30, 2012, approximated the carrying value.
Long-term debt consisted of the following (in millions):

Balance at	September 29, 2013	December 30, 2012
4.04% Notes due September 2015	$75.0	$75.0
4.74% Notes due September 2017	100.0	100.0
5.30% Notes due September 2020	75.0	75.0
Term loans due October 2015, weighted average rate of 1.43%	200.0	200.0
Other debt at various rates due through 2018 (excluding the current portion)	14.6	14.3
$750.0 million revolving credit facility, weighted average rate of 1.67% at September 29, 2013 and 2.82% at December 30, 2012	161.5	79.1
Total long-term debt	$626.1	$543.4
As September 29, 2013 the Company has $14.2 million in capital leases, of which $1.7 million is current. At December 30, 2012 the Company had $14.3 million in capital leases, of which $1.5 million was current. At September 29, 2013, Teledyne had $14.4 million in outstanding letters of credit.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company's financial statements as of and for the fiscal year ended December 30, 2012, included in our 2012 Form 10-K.
At September 29, 2013, the Company’s reserves for environmental remediation obligations totaled $8.7 million, of which $5.7 million is included in current accrued liabilities. The increase in the third quarter of 2013 includes the $5.3 million in environmental reserves recorded in connection with the facility closure and relocation costs. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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

Note 12. Pension Plans and Postretirement Benefits
Teledyne’s pension expense was $4.3 million and $13.0 million for the third quarter and first nine months of 2013, respectively, compared with pension expense of $1.7 million and $5.0 million the third quarter and first nine months of 2012, respectively. The increase in pension expense primarily reflected the impact of using a 4.4 percent discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5 percent discount rate used in 2012. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.6 million and $10.8 million for the third quarter and first nine months of 2013, respectively, compared with $3.1 million and $9.0 million for the third quarter and first nine months of 2012, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne made a voluntary cash pension contribution of $83.0 million to its domestic pension plan in the first nine months of 2013, compared with voluntary cash pension contributions totaling $92.8 million to its domestic pension plan in the first nine months of 2012. No further cash pension contributions are planned for the remainder of 2013 for the domestic pension plan.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. The following tables set forth the components of net periodic pension benefit expense for Teledyne’s pension plans and postretirement benefit plans for the third quarter and first nine months of 2013 and 2012 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2013	2012	2013	2012
Service cost — benefits earned during the period	$3.8	$3.2	$11.4	$9.5
Interest cost on benefit obligation	9.5	10.3	28.6	30.9
Expected return on plan assets	(18.0)	(16.7)	(54.1)	(50.2)
Amortization of prior service cost	(1.1)	(1.2)	(3.4)	(3.5)
Amortization of net actuarial loss	10.1	6.1	30.5	18.3
Net periodic benefit expense	$4.3	$1.7	$13.0	$5.0

	Third Quarter		Nine Months
Postretirement Benefits	2013	2012	2013	2012
Interest cost on benefit obligation	$0.2	$0.2	0.5	0.6
Amortization of prior service cost	(0.1)	(0.1)	(0.4)	(0.3)
Amortization of net actuarial gain	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic benefit (income) expense	$—	$—	$(0.1)	$—
Note 13. Industry Segments
Teledyne is a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.
In the second quarter of 2013, the Company changed the reporting structure of two of its interconnect business units. The two interconnect business units were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Instrumentation segment. These business units primarily serve energy production markets and are now managed by and integrated with our other interconnect businesses within Teledyne Oil & Gas, which is part of the marine instrumentation product line. Previously reported segment data has been restated to reflect this change. Total sales for the two business units transferred to the Instrumentation segment from the Aerospace and Defense Electronics segment were $55.3 million for fiscal year 2012.
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
The third quarter and first nine months of 2013 reflected pretax charges totaling $14.3 million and $18.7 million, respectively, for severance and facility consolidation expense and environmental reserves. For the third quarter of 2013 the charges impacted each business segment as follows: Aerospace and Defense Electronics, $8.7 million; Engineered Systems, $2.7 million; Digital Imaging, $1.9 million; and Instrumentation, $1.0 million. The first nine months of 2013 the charges impacted each business segment as follows: Aerospace and Defense Electronics, $12.2 million; Engineered Systems, $2.9 million; Digital Imaging, $2.3 million; and Instrumentation, $1.3 million.

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit to total net income attributable to Teledyne (dollars in millions):

	Third Quarter	Third Quarter	%	Nine Months	Nine Months	%
	2013	2012	Change	2013	2012	Change
Net sales:
Instrumentation (a)	$256.6	$206.3	24.4%	$747.0	$561.1	33.1%
Digital Imaging	105.2	108.1	(2.7)%	311.9	313.2	(0.4)%
Aerospace and Defense Electronics (a)	143.1	151.7	(5.7)%	475.7	453.5	4.9%
Engineered Systems	66.7	81.3	(18.0)%	207.4	232.1	(10.6)%
Total net sales	$571.6	$547.4	4.4%	$1,742.0	$1,559.9	11.7%
Segment operating profit:
Instrumentation (a)	$39.9	$31.8	25.5%	$117.6	$98.1	19.9%
Digital Imaging	11.5	7.6	51.3%	24.6	19.4	26.8%
Aerospace and Defense Electronics (a)	9.3	22.2	(58.1)%	50.1	62.9	(20.3)%
Engineered Systems	2.7	8.3	(67.5)%	14.8	21.9	(32.4)%
Total segment operating profit	63.4	69.9	(9.3)%	207.1	202.3	2.4%
Corporate expense	(10.4)	(9.6)	8.3%	(30.3)	(26.8)	13.1%
Other income/(expense), net	(0.7)	1.2	*	(1.2)	2.2	*
Interest and debt expense, net	(5.1)	(4.5)	13.3%	(15.6)	(12.6)	23.8%
Income before income taxes	47.2	57.0	(17.2)%	160.0	165.1	(3.1)%
Provision for income taxes	0.3	13.9	(97.8)%	30.0	46.8	(35.9)%
Net income	46.9	43.1	8.8%	130.0	118.3	9.9%
Noncontrolling interest	(0.1)	(0.4)	(75.0)%	0.1	(0.4)	*
Net income attributable to Teledyne	$46.8	$42.7	9.6%	$130.1	$117.9	10.3%
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
The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2013	2012	2013	2012
Environmental Instrumentation	$59.1	$57.5	$187.0	$187.8
Marine Instrumentation	151.6	114.6	424.3	339.1
Test and Measurement Instrumentation	45.9	34.2	135.7	34.2
Total	$256.6	$206.3	$747.0	$561.1

	Third Quarter		Nine Months
Engineered Systems	2013	2012	2013	2012
Engineered Products and Services	$51.1	$67.6	$163.4	$185.5
Turbine Engines	6.4	6.3	21.1	19.2
Energy Systems	9.2	7.4	22.9	27.4
Total	$66.7	$81.3	$207.4	$232.1

Note 14. Subsequent Event

On October 22, 2013, a subsidiary of Teledyne acquired C.D. Limited for $22.5 million in cash. C.D. Limited, headquartered in Aberdeen, Scotland, is a leading supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications and is part of the Instrumentation segment.

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
During 2013, in an effort to reduce ongoing costs and improve operating performance we took actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. In connection with these efforts, for the first nine months of 2013, we incurred pretax charges totaling $18.7 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $7.0 million in severance related costs and $11.7 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. The actions we have taken should be substantially complete by year end 2013. Total costs for these actions are expected to be $22.4 million for fiscal year 2013. At September 29, 2013, we have $11.1 million in short-term reserves related to these actions, which includes the $5.3 million of environmental reserves.
Our third quarter 2013 sales were $571.6 million, compared with sales of $547.4 million for the same period of 2012, an increase of 4.4%. Net income attributable to Teledyne was $46.8 million ($1.23 per diluted share) for the third quarter of 2013, compared with $42.7 million ($1.14 per diluted share) for the third quarter of 2012, an increase of 9.6%.

Our Recent Acquisitions
On August 30, 2013, a subsidiary of Teledyne acquired the assets of SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) for $26.4 million. Teledyne expects to pay a $0.4 million purchase price adjustment in the fourth quarter. CETAC, headquartered in Omaha, Nebraska is a designer and manufacturer of automated sample handling and sample introduction equipment for laboratory instrumentation. CETAC had sales of $24.0 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
On July 5, 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) that it did not already own for $4.9 million. Nova Sensors is part of the Digital Imaging segment. In the third quarter of 2013, the Company spent $1.4 million on certain assets..

On May 8, 2013, a subsidiary of Teledyne acquired Axiom IC B.V. (“Axiom”) for an initial payment of $4.0 million, net of cash acquired, with an additional $1.3 million expected to be paid in equal installments over three years. Axiom is located in the Netherlands and is a fabless semiconductor company that develops high-performance CMOS mixed-signal integrated circuits and is part of the Digital Imaging segment.

On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON A/S (“RESON”) for $69.7 million, net of cash acquired. RESON headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
On August 3, 2012, Teledyne acquired LeCroy Corporation (“LeCroy”) for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011 and is part of the Instrumentation segment.
Also on August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec Limited (“PDM Neptec”) for $7.4 million in cash, net of cash acquired.  PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment and operates as Teledyne Impulse-PDM Ltd.
On July 2, 2012, a subsidiary of Teledyne acquired BlueView Technologies Inc. (“BlueView”) for $16.3 million in cash, net of cash acquired. BlueView, located in Seattle, Washington, is part of the Instrumentation segment and operates as Teledyne BlueView, Inc.
On April 2, 2012, a subsidiary of Teledyne acquired a majority interest in the parent company of Optech Incorporated (“Optech”) for $27.9 million, net of $4.8 million in cash acquired. The purchase increased Teledyne’s ownership percentage to 51 percent from the original 19 percent interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. At the time of the purchase, the value of Optech’s total equity was based on the same per share price as those shares purchased by Teledyne to obtain the majority interest in 2012 and the value of the non-controlling interest was 49.0% of Optech’s total equity and was equal to $49.8 million. The minority ownership of Optech was $48.1 million and $49.2 million at September 29, 2013 and December 30, 2012, respectively. Optech is part of the Digital Imaging segment.
On February 25, 2012, a subsidiary of Teledyne acquired VariSystems Inc. (“VariSystems”) for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, supplies custom harsh environment interconnects used in energy exploration and production. VariSystems is part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of these acquisitions have been included in Teledyne's results since the dates of the respective acquisitions.
For a further description of the Company’s acquisition activity for the fiscal year ended December 30, 2012, please refer to Note 3 of our 2012 Form 10-K (“2012 Form 10-K”).
Results of Operations

	Third Quarter		Nine Months
(in millions)	2013	2012	2013	2012
Net Sales	$571.6	$547.4	$1,742.0	$1,559.9
Costs and expenses
Cost of sales	369.0	349.0	1,118.0	1,020.1
Selling, general and administrative expenses	149.6	138.1	447.2	364.3
Total costs and expenses	518.6	487.1	1,565.2	1,384.4
Income before other income/(expense) and income taxes	53.0	60.3	176.8	175.5
Other income/(expense), net	(0.7)	1.2	(1.2)	2.2
Interest and debt expense, net	(5.1)	(4.5)	(15.6)	(12.6)
Income before income taxes	47.2	57.0	160.0	165.1
Provision for income taxes	0.3	13.9	30.0	46.8
Net income	46.9	43.1	130.0	118.3
Noncontrolling interest	(0.1)	(0.4)	0.1	(0.4)
Net income attributable to Teledyne	$46.8	$42.7	$130.1	$117.9

Third quarter of 2013 compared with the third quarter of 2012
Our third quarter 2013 sales were $571.6 million, compared with sales of $547.4 million for the third quarter of 2012, an increase of 4.4%. Net income attributable to Teledyne was $46.8 million ($1.23 per diluted share) for the third quarter of 2013, compared with $42.7 million ($1.14 per diluted share) for the third quarter of 2012, an increase of 9.6%.
The third quarter of 2013, compared with the third quarter of 2012, reflected higher sales in the Instrumentation segment, partially offset by lower sales in the Aerospace and Defense Electronics, Digital Imaging and the Engineered Systems segments. The increase in sales included the impact of acquisitions, as well as higher organic sales in the Instrumentation segment. Incremental revenue in the third quarter of 2013 from recent acquisitions was $28.9 million. The third quarter of 2013, compared with the third quarter of 2012, reflected higher operating profit in the Instrumentation and Digital Imaging segments, offset by lower operating profit in the Aerospace and Defense Electronics and the Engineered Systems segments.
The third quarter of 2013 reflected pretax charges totaling $14.3 million for severance and facility consolidation expense. The charges were comprised of $5.3 million in severance related costs and $9.0 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. Of these costs, $10.9 million have been recorded as part of cost of sales and $3.4 million have been recorded as part of selling, general and administrative expenses. The charges impacted each business segment as follows: Aerospace and Defense Electronics, $8.7 million; Engineered Systems, $2.7 million; Digital Imaging, $1.9 million; and Instrumentation, $1.0 million.

Segment earnings decreased to $63.4 million for the third quarter of 2013, from $69.9 million for the third quarter of 2012. Segment earnings reflected the impact of the pretax charges totaling $14.3 million for severance and facility consolidation expense and environmental reserves and higher pension expense of $2.6 million, partially offset by the impact of higher sales. The incremental operating profit included in the results for the third quarter of 2013 from recent acquisitions was $0.9 million which included $0.6 million in additional intangible asset amortization expense.
The third quarter of 2013 included pension expense of $4.3 million, compared with pension expense of $1.7 million in the third quarter of 2012. The increase in pension expense primarily reflected the impact of using a 4.4 percent discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5 percent discount rate used in 2012. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.6 million in the third quarter of 2013, compared with $3.1 million in the third quarter of 2012. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
In the third quarter of 2013 and 2012, we recorded a total of $3.0 million and $2.3 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.

The table below presents sales and cost of sales by segment and total company:

	Third Quarter	Third Quarter
(Dollars in millions)	2013	2012
Instrumentation
Sales	$256.6	$206.3
Cost of sales	$144.9	$113.5
Cost of sales % of sales	56.5%	55.0%
Digital Imaging
Sales	$105.2	$108.1
Cost of sales	$64.3	$69.3
Cost of sales % of sales	61.2%	64.1%
Aerospace and Defense Electronics
Sales	$143.1	$151.7
Cost of Sales	$102.0	$100.6
Cost of sales % of sales	71.3%	66.3%
Engineered Systems
Sales	$66.7	$81.3
Costs of sales	$57.8	$65.6
Cost of sales % of sales	86.7%	80.7%
Total Company
Sales	$571.6	$547.4
Costs of sales	$369.0	$349.0
Cost of sales % of sales	64.5%	63.8%
Cost of sales increased by $20.0 million in the third quarter of 2013, compared with the third quarter of 2012, which primarily reflected the impact of higher sales, as well as severance and facility consolidation expense and environmental reserves. Cost of sales as a percentage of sales for the third quarter of 2013 increased to 64.5% from 63.8% in the third quarter of 2012 and reflected the severance and facility consolidation expense and environmental reserves and higher pension expense, partially offset by the impact of the LeCroy and RESON acquisitions which carry a lower cost of sales percentage than the average for our other businesses.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the third quarter of 2013 and 2012, were $5.3 million and $5.4 million of favorable operating income and $5.2 million and $6.0 million of unfavorable operating income, respectively.
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $11.5 million in the third quarter of 2013, compared with the third quarter of 2012, due to recent acquisitions which included $5.9 million at LeCroy. Selling, general and administrative expenses for the third quarter of 2013, as a percentage of sales, increased to 26.2%, compared with 25.2% in the third quarter of 2012 and reflected the impact of $3.4 million in severance and facility consolidation expense, higher research and development expense and also reflected the impact of the LeCroy acquisition which carries a higher selling, general and administrative expense percentage than the average for our other businesses. Corporate expense was $10.4 million for the third quarter of 2013, compared with $9.6 million for the third quarter of 2012 and reflected higher compensation and professional fees expense.
Interest expense, net of interest income, was $5.1 million for the third quarter of 2013, compared with $4.5 million for the third quarter of 2012. The increase in interest expense primarily reflected the impact of higher outstanding debt levels. Other income and expense was expense of $0.7 million for the third quarter of 2013, compared with income of $1.2 million for the third quarter of 2012.

The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the third quarter of 2013 was 0.6% compared with 24.5% for the third quarter of 2012.
The third quarter of 2013 reflected net discrete tax benefits totaling $11.6 million. The net discrete tax benefits for the third quarter of 2013, primarily related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations and a favorable resolution of a tax matter. Excluding the net discrete tax benefits, the effective tax rate would have been 25.2% for the third quarter of 2013. The third quarter of 2012 reflected $3.1 million in net tax benefits for discrete items due to the expiration of the statute of limitations. Excluding the net discrete tax benefits the effective tax rate would have been 30.0% for the third quarter of 2012. The lower 2013 tax rate, excluding the net discrete tax benefits in both quarters, primarily reflected a change in the proportion of domestic and foreign income and increased federal tax credits for research and development. The Company’s effective tax rate for 2013 is expected to be 28.3%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
First nine months of 2013 compared with the first nine months of 2012
Teledyne’s first nine months of 2013 sales were $1,742 million, compared with sales of $1,559.9 million for the first nine months of 2012, an increase of 11.7%. Net income attributable to Teledyne was $130.1 million ($3.42 per diluted share) for the first nine months of 2013, compared with $117.9 million ($3.16 per diluted share) for the first nine months of 2012, an increase of 10.3%.
The first nine months of 2013, compared with the first nine months of 2012, reflected higher sales in the Instrumentation and Aerospace and Defense Electronics segments, partially offset by lower sales for the Digital Imaging and Engineered Systems segments. Incremental revenue in the first nine months of 2013 from recent acquisitions was $148.9 million.
Segment earnings increased to $207.1 million for the first nine months of 2013, from $202.3 million for the first nine months of 2012, and reflected improved results in the Instrumentation and Digital Imaging segments, partially offset by lower operating profit in the Aerospace and Defense Electronics and Digital Imaging segments. Segment earnings reflected the impact of higher sales, partially offset by the impact of the pretax charges totaling $18.7 million for severance and facility consolidation expense and environmental reserves and higher pension expense of $8.0 million. The incremental operating profit included in the results for the first nine months of 2013 from recent acquisitions was $5.5 million which included $3.9 million in additional intangible asset amortization expense.
The first nine months of 2013 reflected pretax charges totaling $18.7 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $7.0 million in severance related costs and $11.7 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. Of these costs, $14.5 million have been recorded as part of cost of sales and $4.2 million have been recorded as part of selling, general and administrative expenses. The charges impacted each business segment as follows: Aerospace and Defense Electronics, $12.2 million; Engineered Systems, $2.9 million; Digital Imaging, $2.3 million; and Instrumentation, $1.3 million.

The first nine months of 2013 included pension expense of $13.0 million, compared with $5.0 million in the first nine months of 2012. Pension expense allocated to contracts pursuant to CAS was $10.8 million in the first nine months of 2013, compared with $9.0 million in the first nine months of 2012. The increase in 2013 pension expense primarily reflected the impact of using a 4.4 percent discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5 percent discount rate used in 2012.
In the first nine months of 2013 and 2012, we recorded a total of $7.6 million and $5.9 million, respectively, in stock option compensation expense.

The table below presents sales and cost of sales by segment and total company:

	Nine Months	Nine Months
(Dollars in millions)	2013	2012
Instrumentation
Sales	$747.0	$561.1
Cost of sales	$414.0	$326.8
Cost of sales % of sales	55.5%	58.2%
Digital Imaging
Sales	$311.9	$313.2
Cost of sales	$196.0	$203.5
Cost of sales % of sales	62.8%	65.0%
Aerospace and Defense Electronics
Sales	$475.7	$453.5
Cost of sales	$332.9	$301.0
Cost of sales % of sales	70.0%	66.4%
Engineered Systems
Sales	$207.4	$232.1
Cost of sales	$175.1	$188.8
Cost of sales % of sales	84.4%	81.4%
Total Company
Sales	$1,742.0	$1,559.9
Cost of sales	$1,118.0	$1,020.1
Cost of sales % of sales	64.2%	65.4%

Cost of sales increased by $97.9 million in the first nine months of 2013, compared with the first nine months of 2012, which primarily reflected the impact of higher sales and $14.5 million of severance and facility consolidation expense and environmental reserves. Cost of sales as a percentage of sales for the first nine months of 2013, was 64.2%, compared with 65.4% for the first nine months of 2012 and reflected the impact of recent acquisitions which carry a lower cost of sales percentage than the average for our other businesses, partially offset by the impact of severance and facility consolidation expense and environmental reserves and higher pension expense.
Certain contracts are accounted for under the POC method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of changes in estimates on contracts accounted for under the percentage-of-completion accounting method, in the first nine months of 2013 and 2012 were $14.5 million and $12.0 million of favorable operating income and $16.4 million and $14.1 million of unfavorable operating income, respectively.
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher by $82.9 million in the first nine months of 2013, compared with the first nine months of 2012, and reflected the impact of higher sales and $4.2 million in severance and facility consolidation expense. Selling, general and administrative expenses for the first nine months of 2013, as a percentage of sales, increased to 25.7%, compared with 23.4% for the first nine months of 2012 and reflected the impact of higher research and development expense, severance and facility consolidation expense and also reflected the impact of the recent acquisitions which carry a higher selling, general and administrative expense percentage than the average for our other businesses. Corporate expense was $30.3 million for the first nine months of 2013, compared with $26.8 million for the first nine months of 2012, and reflected higher professional fees and compensation expense.

Interest expense, net of interest income, was $15.6 million in the first nine months of 2013, compared with $12.6 million for the first nine months of 2012. The increase in interest expense primarily reflected the impact of higher outstanding debt levels. Other income and expense was an expense of $1.2 million for the first nine months of 2013, compared with $2.2 million of income for the first nine months of 2012. Other income and expense in 2013 reflected higher asset write offs and higher expenses related to our deferred compensation plan, compared to the first nine months of 2012. Other income and expense in the first nine months of 2012 included a $0.6 million gain on the purchase of the majority interest in the parent company of Optech.
The Company’s effective income tax rate for the first nine months of 2013 was 18.8%, compared with 28.4% for the first nine months of 2012. The first nine months of 2013 included net tax benefits for discrete items of $15.2 million compared with net tax benefits for discrete items of $4.3 million for the first nine months of 2012. The tax benefits for the first nine months of 2013, related to the remeasurement of uncertain tax positions, including an expiration of the statute of limitations and a favorable resolution of a tax matter. The tax benefits for the first nine months of 2012 related to an expiration of the statute of limitations. Excluding net discrete tax benefits in both periods, the effective tax rates would have been 28.3% for the first nine months of 2013 and 31.0% for the first nine months of 2012. The lower 2013 tax rate, excluding the net discrete tax benefits in both periods, primarily reflected a change in the proportion of domestic and foreign income.
Segment Results
In the second quarter of 2013, the Company changed the reporting structure of two of its interconnect business units. The two interconnect business units were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Instrumentation segment. These business units primarily serve energy production markets and are now managed by and integrated with our other interconnect businesses within Teledyne Oil & Gas, which is part of the marine instrumentation product line. Previously reported segment data has been restated to reflect this change. Total sales for the two business units transferred to the Instrumentation segment from the Aerospace and Defense Electronics segment were $55.3 million for fiscal year 2012. The following table sets forth the sales and operating profit for each segment (dollars in millions):

	Third Quarter	Third Quarter	%	Nine Months	Nine Months	%
	2013	2012	Change	2013	2012	Change
Net sales:
Instrumentation	$256.6	$206.3	24.4%	$747.0	$561.1	33.1%
Digital Imaging	105.2	108.1	(2.7)%	311.9	313.2	(0.4)%
Aerospace and Defense Electronics	143.1	151.7	(5.7)%	475.7	453.5	4.9%
Engineered Systems	66.7	81.3	(18.0)%	207.4	232.1	(10.6)%
Total net sales	$571.6	$547.4	4.4%	$1,742.0	$1,559.9	11.7%
Segment operating profit:
Instrumentation	$39.9	$31.8	25.5%	$117.6	$98.1	19.9%
Digital Imaging	11.5	7.6	51.3%	24.6	19.4	26.8%
Aerospace and Defense Electronics	9.3	22.2	(58.1)%	50.1	62.9	(20.3)%
Engineered Systems	2.7	8.3	(67.5)%	14.8	21.9	(32.4)%
Total segment operating profit	63.4	69.9	(9.3)%	207.1	202.3	2.4%
Corporate expense	(10.4)	(9.6)	8.3%	(30.3)	(26.8)	13.1%
Other income/(expense), net	(0.7)	1.2	*	(1.2)	2.2	*
Interest expense, net	(5.1)	(4.5)	13.3%	(15.6)	(12.6)	23.8%
Income before income taxes	47.2	57.0	(17.2)%	160.0	165.1	(3.1)%
Provision for income taxes	0.3	13.9	(97.8)%	30.0	46.8	(35.9)%
Net income	46.9	43.1	8.8%	130.0	118.3	9.9%
Noncontrolling interest	(0.1)	(0.4)	(75.0)%	0.1	(0.4)	*
Net income attributable to Teledyne	$46.8	$42.7	9.6%	$130.1	$117.9	10.3%

*	not meaningful

Instrumentation

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2013	2012	2013	2012
Sales	$256.6	$206.3	$747.0	$561.1
Cost of sales	$144.9	$113.5	$414.0	$326.8
Selling, general and administrative expenses	$71.8	$61.0	$215.4	$136.2
Operating profit	$39.9	$31.8	$117.6	$98.1
Cost of sales % of sales	56.5%	55.0%	55.5%	58.2%
Selling, general and administrative expenses % of sales	28.0%	29.6%	28.8%	24.3%
Operating profit % of sales	15.5%	15.4%	15.7%	17.5%
Third quarter of 2013 compared with the third quarter of 2012
The Instrumentation segment’s third quarter 2013 sales were $256.6 million, compared with $206.3 million in the third quarter of 2012, an increase of 24.4%. Third quarter 2013 operating profit was $39.9 million, compared with operating profit of $31.8 million in the third quarter of 2012, an increase of 25.5%.
The third quarter 2013 sales increase primarily resulted from higher sales of both marine and electronic test and measurement instrumentation. The higher sales of $37.0 million for marine instrumentation reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $14.8 million in incremental revenue from recent acquisitions including the March 2013 acquisition of RESON, which contributed $13.9 million in sales. The higher sales of $11.7 million for electronic test and measurement instrumentation reflected a full quarter contribution from the August 2012 acquisition of LeCroy. Sales for environmental instrumentation increased $1.6 million and included $2.2 million in sales from the August 30, 2013 acquisition of assets of CETAC. The increase in operating profit reflected the impact of higher sales, partially offset by $1.0 million in severance and facility consolidation expenses. The incremental operating profit included in the results for the third quarter of 2013 from recent acquisitions was $1.2 million, which included $0.6 million in additional intangible asset amortization expense.
Third quarter cost of sales increased by $31.4 million, compared with the third quarter of 2012, and reflected the impact of higher sales and product mix differences. The increase in the cost of sales percentage to 56.5 percent from 55.0 percent reflected the impact of product mix differences. Third quarter selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $10.8 million, compared with the third quarter of 2012, and primarily reflected the impact of recent acquisitions. The decrease in the selling, general and administrative expense percentage to 28.0% in the third quarter of 2013 from 29.6% in the third quarter of 2012, reflected the impact of the lower general and administrative expense.
First nine months of 2013 compared with the first nine months of 2012
The Instrumentation segment's first nine months of 2013 sales were $747.0 million, compared with $561.1 million for the first nine months of 2012, an increase of 33.1%. First nine months of 2013 operating profit was $117.6 million, compared with operating profit of $98.1 million for the nine months of 2012, an increase of 19.9%.
The first nine months of 2013 sales increased $185.9 million, which resulted from higher sales of both marine and electronic test and measurement instrumentation. The higher sales of $85.2 million for marine instrumentation reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $45.9 million in incremental revenue from recent acquisitions including the March 2013 acquisition of RESON, which contributed $35.5 million in sales. Increased sales of $101.5 million for electronic test and measurement instrumentation resulted from the August 2012 acquisition of LeCroy. Sales for environmental instrumentation decreased slightly by $0.8 million. The increase in operating profit reflected the impact of higher sales. The incremental operating profit included in the results for the first nine months of 2013 from recent acquisitions was $7.9 million, which included $3.6 million in additional intangible asset amortization.
The first nine months of 2013 cost of sales increased by $87.2 million, compared with the first nine months of 2012, and reflected the impact of higher sales and product mix differences. The decrease in the cost of sales percentage largely reflected the impact of recent acquisitions which carry a lower cost of sales percentage than the average for our other businesses in this segment. The first nine months of 2013, selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $79.2 million, compared with the first nine months of 2012, and primarily reflected the impact of acquisitions, primarily LeCroy and RESON. The LeCroy and RESON acquisitions represented $70.8 million of the increase in selling, general and administrative expenses, and included $24.8 million in research and development expenses.

The increase in the selling, general and administrative expense percentage to 28.8% in the first nine months of 2013 from 24.3% in the first nine months of 2012, largely reflected the impact of the LeCroy acquisition which carries a higher selling, general and administrative expense percentage than the average for our other businesses in this segment.

Digital Imaging

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2013	2012	2013	2012
Sales	$105.2	$108.1	$311.9	$313.2
Cost of sales	$64.3	$69.3	$196.0	$203.5
Selling, general and administrative expenses	$29.4	$31.2	$91.3	$90.3
Operating profit	$11.5	$7.6	$24.6	$19.4
Cost of sales % of sales	61.2%	64.1%	62.8%	65.0%
Selling, general and administrative expenses % of sales	27.9%	28.9%	29.3%	28.8%
Operating profit % of sales	10.9%	7.0%	7.9%	6.2%

Third quarter of 2013 compared with the third quarter of 2012
The Digital Imaging segment’s third quarter 2013 sales were $105.2 million, compared with $108.1 million in the third quarter of 2012, a decrease of 2.7%. Operating profit was $11.5 million for the third quarter of 2013, compared with operating profit of $7.6 million in the third quarter of 2012, an increase of 51.3%.
The 2013 sales decrease primarily reflected lower sales of LIDAR systems and MEMS products, partially offset by increased sales of sensors and cameras for commercial machine vision and medical applications, and infrared sensors and cameras for commercial and scientific applications. Operating profit in 2013 primarily reflected favorable product mix differences, partially offset by $1.9 million in severance and related expenses.
Cost of sales decreased by $5.0 million, compared with the third quarter of 2012, and primarily reflected the impact of lower sales and product mix differences. The lower cost of sales percentage in 2013 primarily reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $29.4 million in 2013, from $31.2 million in 2012 and primarily reflected the decrease in sales and lower general and administrative expense, partially offset by $1.2 million in severance and related expenses. The decrease in the selling, general and administrative expense percentage to 27.9% in the third quarter of 2013 from 28.9% in the third quarter of 2012, primarily reflected lower general and administrative expense, partially offset by the impact of severance and related expenses.
First nine months of 2013 compared with the first nine months of 2012
The Digital Imaging segment’s first nine months of 2013 sales were $311.9 million, compared with $313.2 million for the first nine months of 2012, a decrease of 0.4%. Operating profit increased by 26.8% to $24.6 million for the first nine months of 2013, compared with operating profit of $19.4 million for the first nine months of 2012.
The first nine months of 2013 sales decrease primarily reflected lower sales of imagers for remote sensing and MEMS products, partially offset by increased sales of sensors and cameras for commercial machine vision and medical applications, and infrared sensors and optics. The increase in operating profit reflected improved margins across multiple product lines. The incremental operating loss for the first nine months of 2013 from recent acquisitions was $2.4 million which reflected $0.3 million in additional intangible asset amortization.
Cost of sales decreased by $7.5 million, compared with the first nine months of 2012, and primarily reflected the impact of product mix differences, partially offset by $1.0 million in severance and related expenses. The decrease in the cost of sales percentage reflected the impact of the Optech acquisition, which carries a lower cost of sales percentage than the average for our other businesses in this segment. The first nine months of 2013, selling, general and administrative expenses, increased to $91.3 million, compared with $90.3 million in the first nine months of 2012, and reflected $1.3 million in severance and related expenses. The increase in the selling, general and administrative expense percentage to 29.3% in the first nine months of 2013 from 28.8% in the first nine months of 2012, largely reflected the impact of the Optech acquisition which carries a higher selling, general and administrative expense percentage than the average for our other businesses in this segment as well as the impact of severance and related costs.

Aerospace and Defense Electronics

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2013	2012	2013	2012
Sales	$143.1	$151.7	$475.7	$453.5
Cost of sales	$102.0	$100.6	$332.9	$301.0
Selling, general and administrative expenses	$31.8	$28.9	$92.7	$89.6
Operating profit	$9.3	$22.2	$50.1	$62.9
Cost of sales % of sales	71.3%	66.3%	70.0%	66.4%
Selling, general and administrative expenses % of sales	22.2%	19.1%	19.5%	19.7%
Operating profit % of sales	6.5%	14.6%	10.5%	13.9%
Third quarter of 2013 compared with the third quarter of 2012
The Aerospace and Defense Electronics segment’s third quarter 2013 sales were $143.1 million, compared with $151.7 million in the third quarter of 2012, an decrease of 5.7%. Operating profit was $9.3 million for the third quarter of 2013, compared with operating profit of $22.2 million in the third quarter of 2012, a decrease of 58.1%.
The 2013 sales decrease reflected lower sales of $14.5 million from microwave and interconnect systems. The lower sales were partially offset by increased sales of $5.5 million from avionics products and electronic relays and $0.4 million of increased sales of electronic manufacturing services products. Operating profit in 2013 decreased and reflected the impact of lower sales, as well as, $3.4 million for severance and facility consolidation costs associated with certain defense electronics businesses and a $5.3 million charge for estimated environmental liabilities associated with a former leased facility.
Third quarter cost of sales increased by $1.4 million, compared with the third quarter of 2012, and reflected $8.7 million for the severance and facility consolidation costs and the environmental charge, partially offset by the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for the third quarter of 2013 increased to 71.3% from 66.3% in the third quarter of 2012 and reflected the impact of severance and facility consolidation costs and the environmental charge. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $31.8 million in the third quarter of 2013, compared with $28.9 million in the third quarter of 2012 and reflected $1.2 million in severance and facility consolidation costs. The increase in the selling, general and administrative expense percentage to 22.2% in the third quarter of 2013, compared with 19.1% in the third quarter of 2012 reflected the impact of higher research and development and bid and proposal expense and the severance and facility consolidation costs.

First nine months of 2013 compared with the first nine months of 2012
The Aerospace and Defense Electronics segment's first nine months of 2013 sales were $475.7 million, compared with $453.5 million for the first nine months of 2012, an increase of 4.9%. Operating profit decreased to $50.1 million for the first nine months of 2013, compared with operating profit of $62.9 million for the first nine months of 2012 a decrease of 20.3%.
The first nine months of 2013 sales increase reflected higher sales of $7.1 million from microwave and interconnect systems, as strong international sales of microwave systems were partially offset by reduced U.S. Government and domestic sales. The increase also resulted from increased sales of $12.8 million from avionics products and electronic relays and $2.3 million of greater sales of electronic manufacturing service products. Operating profit in 2013 reflected $6.9 million for severance and facility consolidation costs and a $5.3 million charge for estimated environmental liabilities, partially offset by the impact of higher sales.
The first nine months of 2013 cost of sales increased by $31.9 million, compared with the first nine months of 2012, and reflected the impact of higher sales, $10.8 million for severance and facility consolidation costs and environmental reserves, $1.8 million in higher net pension expense and product mix differences. Cost of sales as a percentage of sales for the first nine months of 2013 increased to 70.0% from 66.4% in the first nine months of 2012 reflected the impact of severance and facility consolidation costs, environmental reserves and product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $92.7 million in the first nine months of 2013, compared with $89.6 million for the first nine months of 2012, and reflected $1.4 million in severance and facility consolidation costs. The decrease in the selling, general and administrative expense percentage to 19.5% in the in the first nine months of 2013, compared with 19.7% in the first nine months of 2012 reflected the impact of higher sales while selling, general and administrative expenses remained relatively flat, excluding severance and facility consolidation costs.

Engineered Systems

	Third Quarter	Third Quarter	Nine Months	Nine Months
(Dollars in millions)	2013	2012	2013	2012
Sales	$66.7	$81.3	$207.4	$232.1
Cost of sales	$57.8	$65.6	$175.1	$188.8
Selling, general and administrative expenses	$6.2	$7.4	$17.5	$21.4
Operating profit	$2.7	$8.3	$14.8	$21.9
Cost of sales % of sales	86.7%	80.7%	84.4%	81.4%
Selling, general and administrative expenses % of sales	9.3%	9.1%	8.5%	9.2%
Operating profit % of sales	4.0%	10.2%	7.1%	9.4%
Third quarter of 2013 compared with the third quarter of 2012
The Engineered Systems segment’s third quarter 2013 sales were $66.7 million, compared with $81.3 million in the third quarter of 2012, a decrease of 18.0%. Operating profit was $2.7 million for the third quarter 2013, compared with operating profit of $8.3 million in the third quarter of 2012, a decrease of 67.5%.
The third quarter 2013 sales decrease reflected lower sales of engineered products and services of $16.5 million, partially offset by higher energy systems sales of $1.8 million and a slight increase in sales of turbine engines. The lower sales of engineered products and services primarily reflected decreased sales of manufacturing programs and missile defense engineering services. Operating profit in the third quarter of 2013 reflected the impact of lower sales and $2.7 million in severance and facility consolidation expenses as well as $1.1 million in higher net pension expense.
Third quarter cost of sales decreased by $7.8 million, compared with the third quarter of 2012, and reflected the impact of lower sales partially offset by the severance and facility consolidation expenses and higher pension expense. Cost of sales as a percentage of sales for the third quarter of 2013 increased to 86.7% from 80.7% in the third quarter of 2012 and reflected the impact of severance and facility consolidation expenses and higher pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $6.2 million for the third quarter of 2013, compared with $7.4 million for the third quarter of 2012, and primarily reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 9.3% in the third quarter of 2013, compared with 9.1% in the third quarter of 2012.
First nine months of 2013 compared with the first nine months of 2012
The Engineered Systems segment's first nine months of 2013 sales were $207.4 million, compared with $232.1 million for the first nine months of 2012, a decrease of 10.6%. Operating profit was $14.8 million for the first nine months of 2013, compared with operating profit of $21.9 million for the first nine months of 2012, a decrease of 32.4%.
The first nine months of 2013 sales decreased $24.7 million, which reflected lower sales of $22.1 million from engineered products and services and lower sales of energy systems of $4.5 million, partially offset by higher turbine engines sales of $1.9 million. The sales decrease from engineered products and services, primarily reflected lower sales of space, defense and manufacturing programs. Operating profit in the first nine months of 2013 primarily reflected the impact of lower sales, $2.9 million in severance and facility consolidation expenses, as well as $3.3 million in higher net pension expense.
The first nine months of 2013 cost of sales decreased by $13.7 million, compared with the first nine months of 2012, and reflected the impact of lower sales, partially offset by the severance and facility consolidation expenses and higher pension expense. Cost of sales as a percentage of sales for the first nine months of 2013 increased to 84.4%, compared with 81.4% in the first nine months of 2012 and reflected the impact of severance and facility consolidation expenses and higher pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $17.5 million for the first nine months of 2013, compared with $21.4 million for the first nine months of 2012, and reflected the impact of lower sales and lower research and development and bid and proposal expenses of $2.1 million. The decrease in the selling, general and administrative expense percentage to 8.5% in the first nine months of 2013, compared with 9.2% in the first nine months of 2012, primarily reflected the impact of lower research and development expenses.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $105.6 million for the first nine months of 2013, compared with net cash provided by operating activities of $67.6 million for the first nine months of 2012. The higher cash provided by operating activities in the first nine months of 2013 reflected higher accounts receivable collections in 2013, cash provided from the 2012 LeCroy acquisition and lower cash contributions to the domestic pension plan, partially offset by higher income tax payments of $15.3 million. In 2013, we made a voluntary $83.0 million cash contribution to the domestic pension plan in the first nine months, compared with voluntary cash contributions of $92.8 million to the domestic pension plan in the first nine months of 2012. No further cash pension contributions are planned for the remainder of 2013 for the domestic pension plan.
Our net cash used by investing activities was $160.2 million for the first nine months of 2013, compared with net cash used by investing activities of $431.2 million for the first nine months of 2012. The 2013 amount includes $106.4 million for acquisitions and the 2012 amount includes $389.2 million for acquisitions.
Capital expenditures for the first nine months of 2013 and 2012 were $54.0 million and $43.0 million, respectively.
Our goodwill was $1,030.3 million at September 29, 2013 and $990.2 million at December 30, 2012. The increase in the balance of goodwill in 2013 resulted from the CETAC, RESON and Axiom acquisitions partially offset by the impact of exchange rate changes and also reflected a $4.9 million reduction related to a purchase accounting adjustment for the LeCroy acquisition. In the second quarter of 2013, the Company identified an immaterial misstatement in purchase accounting related to the 2012 LeCroy acquisition after the allocation period had ended. The Company increased long term deferred tax assets by $4.9 million and reduced goodwill by the same amount in the second quarter of 2013. Teledyne’s net acquired intangible assets were $274.2 million at September 29, 2013 and $265.7 million at December 30, 2012. The increase in the balance of acquired intangible assets in 2013 primarily resulted from the CETAC and RESON acquisitions, partially offset by amortization and the impact of exchange rate changes. The Company’s cost to acquire CETAC, RESON and Axiom has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the RESON and Axiom acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain liabilities and the related impact on taxes and goodwill for the CETAC acquisition. The Company made preliminary estimates as of September 29, 2013, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis. Except for the CETAC acquisition, goodwill resulting from the acquisitions made in 2013 and 2012 will not be deductible for tax purposes.
Financing activities provided cash of $97.5 million for the first nine months of 2013, compared with cash provided by financing activities of $338.4 million for the first nine months of 2012. Cash provided by financing activities for the first nine months of 2013 and 2012 included net borrowings of $84.0 million and $318.2 million, respectively. Proceeds from the exercise of stock options were $10.0 million and $12.2 million for the first nine months of 2013 and 2012, respectively. The first nine months of 2013 and 2012 included $3.8 million and $4.7 million, respectively, in excess tax benefits related to stock option exercises.
Working capital was $436.3 million at September 29, 2013, compared with $337.5 million at December 30, 2012. The increase in working capital primarily reflected higher cash balances and the impact of current year acquisitions.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect capital expenditures to be approximately $80.0 million in 2013, of which $54.0 million has been spent in the first nine months of 2013.
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
Total debt at September 29, 2013, includes $161.5 million outstanding under the $750.0 million credit facility, $250.0 million in private placement notes, $200.0 million in term loans and $14.6 million in other debt. The Company also has $14.2 million in capital leases, of which $1.7 million is current. At September 29, 2013, Teledyne had $14.4 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $574.8 million at September 29, 2013. The credit agreements require the Company to comply with various financial and operating covenants and at September 29, 2013 the Company was in compliance with these covenants.
As of September 29, 2013 the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At September 29, 2013 the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due October 2015
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	1.9 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	16.0 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (1)	No more than 3.25 to 1	1.9 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (2)	No less than 3.0 to 1	16.0 to 1

1)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

2)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. There were no amounts outstanding under this credit line at September 29, 2013. This credit line is utilized, as needed, for periodic cash needs.
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

Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, interest expense, severance, facility consolidation and environmental remediation costs, taxes, and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at September 29, 2013 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $8.4 million. For additional information please see Derivative Instruments discussed in Note 3 to these condensed consolidated financial statements.

Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $200.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of September 29, 2013 we had $161.5 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $1.6 million, assuming the $161.5 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 29, 2013, are effective.
In connection with our evaluation during the quarterly period ended September 29, 2013, we have made no change in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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
On October 25, 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. A total of 658,562 shares were repurchased in the fourth quarter of 2011 at an average price per share of $52.92. No shares were repurchased under the program in 2012 or 2013. As of September 29, 2013, 1,841,438 shares remained available for repurchase pursuant to this program.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 4, 2013	By:	/s/ Susan L. Main
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