Form 10-K
period 2013-12-29
TELEDYNE TECHNOLOGIES INC
filed 2014-02-25
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 28, 2013 was $2.8 billion, based on the closing price of a share of Common Stock on such date, which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 21, 2014, there were 37,639,870 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s proxy statement for its 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning at page 13 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business
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
Total sales in 2013 were $2,338.6 million, compared with $2,127.3 million in 2012 and $1,941.9 million in 2011. Our aggregate segment operating profit and other segment income were $277.9 million in 2013, $279.8 million in 2012 and $260.9 million in 2011. These amounts exclude discontinued operations related to the general aviation piston engine businesses that we sold in April 2011. Approximately 73% of our total sales in 2013 were to commercial customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 60% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost-plus-fee type contracts. Sales to international customers accounted for approximately 44% of total sales in 2013.
Our businesses are divided into four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2013, 2012 and 2011 are summarized in the following table:

	Percentage of Sales
Segment (a)	2013	2012	2011
Instrumentation	44%	38%	33%
Digital Imaging	18%	20%	18%
Aerospace and Defense Electronics	26%	28%	33%
Engineered Systems	12%	14%	16%
Total	100%	100%	100%

(a)
Reflects a revised segment reporting structure adopted in 2013. All years presented reflect the new structure. See further discussion of our four segments in Note 13 to the Notes to Consolidated Financial Statements

Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545. We are a Delaware corporation that was spun-off as an independent company from Allegheny Teledyne Incorporated (now known as Allegheny Technologies Incorporated) on November 29, 1999.
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

Our Recent Acquisitions
Consistent with our strategy, during 2013, we made the following acquisitions:
To broaden our marine instrumentation capabilities:

•
RESON A/S (“RESON”) - RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations.

•	C.D. Limited (“CDL”) - CDL, headquartered in Aberdeen, Scotland, is a supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications.
To expand our environmental instrumentation product lines:

•
The assets of SD Acquisition, Inc., d/b/a CETAC Technologies (“CETAC”) - CETAC, headquartered in Omaha, Nebraska, is a designer and manufacturer of automated sample handling and sample introduction equipment for laboratory instrumentation.

To broaden our digital imaging capabilities:

•	Axiom IC B.V. (“Axiom”) - Axiom, located in Enschede, Netherlands, is a fabless semiconductor company that develops high performance CMOS mixed-single integrated circuits.

•	The remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) - Nova Sensors, located in Buellton, CA, produces compact short-wave and mid-wave infrared cameras.
In 2013, Teledyne spent $128.2 million on acquisitions.
Available Information
Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports and other information we file, including our proxy statements, at www.sec.gov . Any materials we file with the SEC may be viewed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Corporate Governance Guidelines, our Global Code of Ethical Business Conduct, our Codes of Ethics for Financial Executives, Directors and Service Providers and the Charters of the standing committees of our Board of Directors are available on our website. We intend to post any amendments to these policies, guidelines and charters on our website. Our website address is www.teledyne.com. This information on our website is available free-of-charge, You will, however, be responsible for any costs normally associated with electronic access, such as usage and telephone charges. Alternatively, if you would like a paper copy of any such SEC report (without exhibits) or document, please write to Melanie S. Cibik, Senior Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362, and a copy of such requested document will be provided to you, free-of-charge.

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
Marine Instrumentation
We offer a variety of products designed for use in harsh underwater environments, sensors that measure currents and distances and create images of what is below the surface, and vehicles for applying and moving sensors around and below the surface.
We design and manufacture geophysical streamer cables, hydrophones and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. Our Acoustic Doppler Current profilers (“ADCPs”) precisely measure currents at varying depths in oceans and rivers, and our Doppler Velocity Logs (“DVLs”) are used for navigation by civilian and military surface ships, unmanned underwater vehicles and naval divers. In addition to our DVLs, which are acoustic navigation devices, we design and manufacture inertial sensing and navigation products, as well as subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets.  With the 2013 acquisition of CDL, we obtained additional inertial sensing and navigation products, and our goal is to accelerate the development and deployment of real-time motion sensing and communication systems for our subsea oil and gas customers.
Additionally, we design and manufacture hydrographic survey instrumentation used in port surveys, dredging, pre- and post-installation of offshore energy infrastructure and other challenging underwater applications. With the acquisition of RESON A/S, our multibeam sonar systems range from portable high-resolution systems used on autonomous underwater vehicles (“AUVs”) to full ocean depth vessel-mounted oceanographic systems.  As a result of the RESON acquisition, coupled with the 2012 acquisitions of BlueView Technologies and a majority interest in Optech’s parent company, we now offer 3D imaging systems for use from aircraft, fixed platforms, surface vessels and AUVs over a wide range of distances and water depths.  Our multibeam sonar systems are used for creating highly accurate maps of underwater offshore constructions, wrecks or quay walls in harbors. In particular, the multibeam sonars are used to produce high quality maps of the seafloor. With advanced imaging capabilities, our sonars create images of hidden structures on the seafloor and are also used for detecting underwater mineral deposits, gas and oil seeps streaming from the seabed. Sonars are used to create real-time images of the environment in the oceans and enable precise navigation of AUVs, which are essentially advanced robots navigating through the oceans autonomously. Our products are being utilized in both commercial and defense applications where we provide systems for detecting mines in the water.
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
We offer a variety of marine instrumentation products used by the U.S. Navy and in energy exploration, oceanographic research and port and harbor security services. Our products include acoustic modems for networked underwater communication and sidescan and sub-bottom profiling sonar systems. Originally developed with our acoustic technology, we provide quality control and package integrity systems under the Taptone ®  brand to the food and beverage, personal care and pharmaceutical industries. We also manufacture complete autonomous underwater vehicle systems. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems as part of a mobile underwater sensing and communication network. The modular design of our battery-powered, man-portable Gavia™  AUV allows for rapid sensor bay reconfiguration and battery replacement capability. Our Slocum gliders, as well as our ADCPs, are being used as part of the National Science Foundation’s Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales.

Environmental Instrumentation
We offer a wide range of products for environmental monitoring. Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, oxides of nitrogen and ozone in order to measure the quality of the air we breathe. Our instrumentation also monitors particulate air pollution, and we supply environmental monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices and torque measurement sensors. We were a pioneer in the development of precision trace oxygen analyzers, and we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our sampler products include portable, refrigerated and specialty samplers used in hazardous location applications. Flow meters include ultrasonic, submerged probe, bubbler and area velocity models. Most recently we have added laser technology to our flow capabilities. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities. Our broad line of instruments for precise measurement and control of vacuum and gas flow are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.
We provide laboratory instrumentation that complements our process or field environmental instrumentation. We manufacture laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometer. We also provide laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. In addition, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. With the CETAC acquisition, we enhanced our elemental and chemical analysis systems. Our advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. Our high precision, high pressure syringe pumps measure process extraction rates of fluids ranging from liquefied gases to viscous tars. Plus, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds. Our liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development.
Test and Measurement Instrumentation
Since our August 2012 acquisition of LeCroy, we develop, manufacture, sell and license high-performance oscilloscopes and high-speed protocol analyzers for various computer communication links. We also provide related test and measurement equipment, probes, accessories and application solutions. To a lesser extent, we provide extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.
Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer eight families of real-time oscilloscopes, which address different needs: HDO4000/HDO6000, our 12-bit, high definition oscilloscopes; LabMaster 10 Zi-A, our highest bandwidth performance oscilloscope; WaveMaster, our industry leading high-end oscilloscope family; WavePro, which is targeted at the mid-to high-range performance sector; WaveRunner, designed for the general purpose and bench-top sector; WaveSurfer designed for users in the lower bandwidth bench-top sector of the market; WaveJet, designed for value-oriented users in the economy sector of the market; and WaveAce, our entry-level oscilloscope products. In addition to our real-time oscilloscopes, we have the WaveExpert family of sampling oscilloscopes and modules. In 2013, we demonstrated the world’s first 100 GHz real-time oscilloscope, which should prove useful in the development of high-speed digital networks. In collaboration with Teledyne Scientific Company, we also completed the design of a next generation indium phosphide (InP) chip. The integrated circuit represents the first device in an expansive chip set planned for future generations of high speed oscilloscopes.
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

Digital Imaging
Our Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”). It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
We design, develop and manufacture image capture products, primarily consisting of high performance image sensors and digital cameras for use in industrial, scientific, medical and professional applications. We also design, develop and manufacture image processing products, primarily consisting of hardware and software for image processing in industrial and medical applications. We continue to develop high-resolution, low dose X-ray sensors for medical, dental and industrial applications. Our high performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. In particular, our CMOS image sensing technology is used in our large flat panel detectors for X-ray imaging. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Unlike our OEM imaging products, this category of cameras is designed to be quickly deployed by technicians on the factory floor.
Additionally, we produce and provide manufacturing services for MEMS and high voltage CMOS devices and complete integrated circuit (“IC”) products. The majority of our semiconductor manufacturing capacity is consumed by external customers with the remaining capacity applied towards supplying unique CCD fabrication services for our internal image sensor requirements.
Axiom’s mixed signal design experience strengthened our design capabilities, complementing our existing capabilities in CMOS image sensor design, high voltage driver chips for MEMS and embedded software development.
Our Digital Imaging segment also provides Light Detection and Ranging (“LIDAR”) systems for airborne terrestrial mapping, mobile mapping, bathymetry and laser-based 3D imaging applications through our majority-owned subsidiary, Optech.  These imaging and mapping systems are used by commercial and government customers serving energy, natural resources and infrastructure applications.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optics and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We collaborate with the Defense Advanced Research Products Agency (“DARPA”), and researchers at universities and national laboratories to stay at the forefront of emerging technologies. We have developed high speed electronics, MEMS sensors and actuators, as well as compound semiconductors. We have developed functional materials, structural materials, liquid-crystal based optical devices and image processing algorithms.
We produce advanced focal plane arrays, sensors, and subsystems that cover a broad spectrum of frequencies from X-ray wavelengths to 18 micron long-wave infrared wavelengths. We develop imaging process algorithms and manufacture compact mid-wave and short-wave infrared camera systems. We are a leader in the development and production of large format focal plane array sensors for both military and space science markets.
We deliver advanced imaging solutions to the U.S. Department of Defense, NASA, prime system integrators, foreign space agencies and commercial customers. Our sensor technologies are on the Hubble space telescope and weather satellites, are orbiting the Moon and Mars, are on the way to Pluto and asteroid missions, and can be found at major ground-based telescopes. In the U.S. defense arena, our sensors are integrated into several major systems for space surveillance, persistent surveillance, chemical detection and target identification, among others. We have developed various sensors, subassemblies and cameras for air- and ground-based applications. We have developed infrared cameras and hyperspectral sensors for unmanned aerial vehicles. We also design and manufacture advanced military laser protection eyewear. Finally, we develop low-noise, high performance cameras for use in laboratory instruments.

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
Over the years, principally through focused acquisitions, we have expanded our microwave components and subsystems business with a goal of providing more highly integrated microwave subsystems and solutions to our customers. Historically, we designed and manufactured helix traveling wave tubes, commonly called TWTs, used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. We make TWTs for commercial applications as well, such as electromagnetic compatibility test equipment and satellite communication terminals. More recently, we have designed and delivered high power solid state TWT replacement amplifiers and complete amplifiers that incorporate a TWT and a power supply.
We design and manufacture solid state radio frequency (“RF”) and microwave components and subassemblies used in a wide variety of applications.  As components which form the building blocks for electronic systems, we produce amplifiers, voltage-controlled oscillators, YIGs, BAWs, low noise amplifiers "LNAs", microwave mixers, and detectors using LDMOS, GaAs, GaN, InP, and SiC technologies.  These components form the basis for our line of solid state power amplifiers, RF converters, and modems which are used in systems that provide communications links between ground stations, mobile units, UAVs, and orbiting satellites. Such products are also used in mobile telephone, TV broadcast and commercial data communications networks.  In addition, some of our products are modified to design and manufacture higher level subsystems including: UAV, mobile, and fixed location radar transmitters and receivers; test and measurement systems; and Instantaneous Frequency Measurement "IFM"-based systems and subsystems. The latter includes integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.
We supply a variety of connectors and cable assemblies, including specialized high voltage connectors and subassemblies and coax microwave cable and connectors, for defense, aerospace and industrial applications. We also provide custom, high-reliability bulk wire and cable assemblies to a number of marine, environmental and industrial markets. Additionally, we produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors. We manufacture microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs. We continue to pursue the development of electronic safe and arm devices for use in a number of military applications.
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
We supply electromechanical relays, solid-state power relays and coaxial switching devices to military, aerospace and other industrial markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment. On commercial aircraft, our solid state and electromechanical relays are used in a variety of applications, including jet engine fuel control, management of control surfaces and other on-board applications.
We are a leading supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, as well as aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines and the U.S. military. The Boeing Company recently awarded us a single source contract to develop and supply the next generation of aircraft data acquisition and information management systems for the majority of future Boeing commercial aircraft.
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
Engineered Products and Services
Teledyne Brown Engineering, Inc. is a well-recognized full-service space, missile defense, marine systems, and energy company. With changes in U.S. fiscal policy, we have been working to shift its focus from chiefly supporting U.S. government space and defense programs to increasing its commercial portfolio.
We lead and support air and missile defense programs, including the Objective Simulation Framework (“OSF”) and Test Execution Services and Launch Augmentation programs (“TESTLA”). As the Missile Defense Agency (“MDA”) prime contractor for the OSF contract, we design, develop, test, implement and maintain the OSF. The OSF is being designed to support full scale simulations, ground tests and live fire events throughout the life cycle of the Ballistic Missile Defense System. Under the 2013-awarded TESTLA contract, we will continue development, manufacturing and integration of advanced technology solutions in support of the warfighter.
We specialize in marine systems design and manufacturing. For the U.S. Special Operations Command, we are the prime contractor engaged to design, develop, test, manufacture and sustain the Shallow Water Command Submersible (“SWCS”) vehicle to replace the current SEAL Delivery Vehicle. With the design of the SWCS vehicle nearing completion, we expect to begin the manufacturing and test phase in 2014. We are producing the Littoral Battlespace Sensing Glider (“LBS-G”) system for the U.S. Navy Program Executive Office - Command, Control, Computer and Intelligence (“PEO-C4I”). Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program. We manufacture gun mounts for the Littoral Combat Ship program, most recently outfitting the U.S.S. Freedom. Under contract to Raytheon Company, we continue to manufacture advanced mine detection and neutralization systems.
We are active in U.S. space programs and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center. In 2012, NASA awarded us a cooperative agreement to foster the commercial utilization of the ISS. Under this agreement, we continue to work to develop a commercial earth imaging platform known as the Multi-User System for Earth Imaging (“MUSES”). We also design, develop, and manufacture components for liquid rocket engines, scientific payloads, and manned space vehicles.
We operate a full service radiological analysis laboratory in Knoxville, Tennessee. While this laboratory principally supports nuclear power plants in United States, most recently it broadened its services to cover the mining and ore industry. We also manage and operate a separation, purification and analysis of atmospheric samples laboratory for the U.S. Government. Additionally, we provide engineering and manufacturing for customers in the commercial nuclear market.
Extending our historic facilities and plant management services to the commercial arena, in November 2012, we were awarded a three-year lab and office facility management contract for research services from the Dow Chemical Company. We are currently leading on-site and off-site management and support research services at three Dow Chemical research facilities.
We manufacture products that are primarily highly engineered and high quality machined and metal fabricated components and assemblies for external customers across the spectrum of our core business base, including NASA, U.S. Department of Defense customers and the U.S. Department of Energy, as well as commercial customers. Through our UK-based operations, we manufacture advanced composites for the commercial aviation industry.
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

Customers
We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales, nor more than 10% of any segment sales, during 2013, 2012 or 2011. Our largest commercial customer, a customer of our Instrumentation segment, accounted for 3.6%, 3.4% and 2.9% of total sales in 2013, 2012 and 2011, respectively.
Sales to international customers accounted for approximately 44% of total sales in 2013, compared with 39% in 2012 and 36% in 2011. In 2013, we sold products to customers in over 100 foreign countries. Approximately 90% of our sales to foreign customers were made to customers in 22 foreign countries. The 2013 top five countries for international sales were the United Kingdom, Norway, China, Germany and South Korea and constituted approximately 23% of our total sales.
Approximately 27%, 32% and 36% of our total sales for 2013, 2012 and 2011, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

	2013	2012	2011
Instrumentation	$40.6	$39.9	$38.6
Digital Imaging	120.2	128.8	110.2
Aerospace and Defense Electronics	260.2	269.9	303.6
Engineered Systems	209.2	245.4	242.0
Total U.S. Government sales	$630.2	$684.0	$694.4
Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 21%, 26% and 29% of our total sales for 2013, 2012 and 2011, respectively. In 2013, our largest program with the U.S. Government was the Objective Simulation Framework contract with the Missile Defense Agency, which represented 1.4% of our total sales. In both 2012 and 2011, our largest program with the U.S. Government was the Systems Development and Operations Support contract with NASA’s Marshall Space Flight Center, which represented 1.9% of our total sales in both years.
As described under risk factors, there are risks associated with doing business with the U.S. Government. In 2013, approximately 60% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 59% in 2012 and 60% in 2011. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had four U.S. Government contracts terminated for convenience in 2013, compared to six in 2012 and seven in 2011.
Our total backlog of confirmed orders was approximately $941.2 million at December 29, 2013, compared with $952.5 million at December 30, 2012 and $944.6 million at January 1, 2012. We expect to fulfill 99% of such backlog of confirmed orders during 2014.
Raw Materials and Suppliers
Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and also third party suppliers and subcontractors, including international sources. Some of the items we purchase for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes and certain infrared detectors substrates, as well as certain scintillator materials use in the production of our X-ray detectors, are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. While over the years we have not experienced much difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes, disruption in the global economy and financial markets could trigger increased pricing and otherwise affect our suppliers as well as our ability to procure some supplies.

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
  Research and Development
Our research and development efforts primarily involve engineering and design related to improving products and developing new products and technologies in the same or similar fields. We spent a total of $388.2 million in 2013, $364.2 million in 2012 and $315.7 million in 2011 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 57% of total research and development costs for 2013, compared with 64% in 2012 and 68% in 2011.
In 2013, we incurred $167.0 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $174.2 million in 2014.
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

Employees
We consider our relations with our employees to be good. At December 29, 2013, our total workforce consisted of approximately 9,600 employees, of which approximately 7,140 employees were located in the United States.
Executive Management
Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	72	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years. He is a director of Teledyne and PPG Industries, Inc.
Aldo Pichelli* Executive Vice President - Instrumentation and Aerospace and Defense Electronics Segments	62
Mr. Pichelli has been an Executive Vice President of Teledyne having responsibility for the Instrumentation and Aerospace and Defense Electronics segments since July 1, 2013. Prior to that he had been President and Chief Operating Officer of Teledyne’s Instrumentation and Aerospace and Defense Electronics segments since January 2, 2011. From September 1, 2007, to that date, he had been President and Chief Operating Officer of the Electronics and Communications segment.

Rex D. Geveden* Executive Vice President - Engineered Systems and Digital Imaging Segments	52
Mr. Geveden has been an Executive Vice President of Teledyne having responsibility for the Engineered Systems and Digital Imaging segments since July 1, 2013. From August 1, 2007 until his promotion, he had been President of the Engineered Systems segment. Since August 1, 2007, he has been the President of Teledyne Brown Engineering, Inc. From January 16, 2012 to July 1, 2013, he had also been the President and Chief Executive Officer of Teledyne Scientific & Imaging, LLC. From January 1, 2008 through January 2, 2011, he had been the President of the Energy and Power Systems segment.

Melanie S. Cibik* Senior Vice President, General Counsel and Secretary	54
Miss Cibik has been Senior Vice President, General Counsel and Secretary of Teledyne since September 1, 2012. For more than five years prior to that she had been Vice President, Associate General Counsel and Assistant Secretary of Teledyne.

Susan L. Main* Senior Vice President and Chief Financial Officer	55
Ms. Main has been Senior Vice President and Chief Financial Officer of the Company since November 19, 2012. For more than five years prior to that she had been Vice President and Controller of Teledyne.

Jason VanWees* Senior Vice President, Strategy and Mergers & Acquisitions	42
Mr. VanWees has been Senior Vice President, Strategy and Mergers & Acquisitions since July 1, 2013. Prior to his promotion, he had been Vice President, Strategy and Mergers & Acquisitions since September 1, 2012. Prior to that, he had been Vice President, Corporate Development and Investor Relations of the Company, for more than five years.

Wajid Ali* Vice President and Controller	40
Mr. Ali has been Vice President and Controller of the Company since November 19, 2012. For more than five years prior to that he had been Vice President and Chief Financial Officer of Teledyne DALSA, Inc. (formerly known as DALSA Corporation).

George C. Bobb III* Vice President, Chief Compliance Officer and Deputy General Counsel - Litigation	39
Mr. Bobb has been Vice President, Chief Compliance Officer and Deputy General Counsel - Litigation of Teledyne since September 1, 2012. He had been an Associate General Counsel of Teledyne and the General Counsel of the Engineered Systems and Digital Imaging segments since August 2011. Since December 20, 2011, he has been Teledyne’s Chief Ethics Officer. Prior to that, he held numerous legal roles since he joined Teledyne in July 2008.

Name and Title	Age	Principal Occupations Last 5 Years
Other Officers:
Cynthia Belak Vice President, Business Risk Assurance	57
Ms. Belak has been Vice President, Business Risk Assurance since January 24, 2012. Prior to that, since January 4, 2010, she had been Group Controller within the Aerospace and Defense Electronics segment. From February 2008 until joining Teledyne, she was the Vice President of Finance of Sypris Electronics LLC, and prior thereto, she was Vice President of Finance and Controller of Sypris Data Systems Inc.

Stephen F. Blackwood Vice President and Treasurer	51	Mr. Blackwood has been Vice President and Treasurer of Teledyne for more than five years.
Robyn E. McGowan Vice President, Administration, Human Resources and Assistant Secretary	49	Ms. McGowan has been Vice President - Administration, Human Resources and Assistant Secretary of the Company for more than five years.
Patrick Neville Vice President and Chief Information Officer	40
Mr. Neville has been Vice President and Chief Information Officer since October 4, 2010. From January 2010 to June 2010, he was Director of IT Global Operations at Iberdrola S.A. and from January 2003 to December 2009 he was Vice President of Information Technology at Energy East Corporation.

Edwin Roks Vice President and Chief Technology Officer	49
Mr. Roks has been Vice President and Chief Technology Officer since January 2, 2014. Prior to that and since April 2010, Mr. Roks served as Executive Vice President and General Manager of the professional imaging division of Teledyne DALSA, Inc. (formerly known as DALSA Corporation). Before that he had been Vice President and General Manager of both the professional imaging and CMOS integrated circuits groups of DALSA.

 * Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

Dr. Robert Mehrabian and Teledyne have entered into a Fifth Amended and Restated Employment Agreement dated as of October 22, 2013. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer of Teledyne through December 31, 2017, at an annual base salary of $930,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect at retirement.
Sixteen current members of management (including the named executives) have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

•
A cash payment equal to three times in the case of Dr. Mehrabian or two times in the other cases the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan bonus target for the year in which the change in control occurs or the average actual bonus payout for the three years immediately preceding the change in control, whichever is higher.

•	A cash payment for the current Annual Incentive Plan bonus cycle based on the fraction of the year worked times the Annual Incentive Plan target objectives at 100%.

•	Payment in cash for unpaid performance share program awards, assuming applicable goals are met at 120% of performance targets.

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

•	Up to $25,000 ($15,000 in some agreements) reimbursement for actual professional outplacement services.

•	Immediate vesting of all stock options, with options being exercisable for the full remainder of the term.

•
There is no “gross up payment” to hold the executive harmless against the impact, if any, of federal excise taxes imposed on executive as a result of “excess parachute” payments as defined in Section 280G of the Internal Revenue Code. The executive will receive the better of, on an after-tax basis, (a) the unreduced excess parachute payment with no tax gross up payment, or (b) a parachute payment reduced to a level below which an excise tax is imposed.

•	Certain payments are deferred for six months following a separation of service to assure compliance with Section 409A of the Internal Revenue Code.
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

Item 1A.	Risk Factors
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may make from time to time, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2013 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

A new global recession, continued economic uncertainty in Europe or an economic downturn in China may adversely affect us.
If another global recession emerges, if economic uncertainty in Europe continues or worsens, or if economic growth in China substantially slows, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of customers. If negative conditions in the global credit markets prevent our customers’ access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, results of operations, and cash flows.
We develop and manufacture products for customers in the energy exploration and production markets, domestic and international commercial aerospace markets, the semiconductor industry, the consumer electronics and automotive industries, each of which has been cyclical and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results.
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

United States and global responses to terrorism, the winding down of war in Afghanistan, continuing turmoil in Middle Eastern countries, concerns regarding nuclear proliferation and the safety of nuclear energy, potential epidemics, financial issues facing airlines and volatile energy prices increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
United States’ and global responses to terrorism, the winding down of war in Afghanistan, continuing turmoil in Middle Eastern countries and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets and could adversely affect our business and operations.
Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the H1N1 virus, SARS and bird flu scares. While travel by our sales and service personnel to various regions has been affected by such factors, additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Aerospace and Defense Electronics segment. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities.
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
•the potential impairment of assets;
•potential unknown liabilities associated with a business we acquire or in which we invest;

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
As they have over the last few years, acquisitions may also change the nature and level of various risks faced by Teledyne. For example, the DALSA acquisition in 2011 and the LeCroy acquisition in 2012 increased the percentage of sales attributable to commercial customers as opposed to the U.S. Government. These acquisitions, coupled with our acquisitions of additional Canada-based companies (Optech and VariSystems) and U.K.-based PDM-Neptec in 2012 and also our 2013 acquisitions of Denmark-based RESON, U.K.-based CDL and Netherlands-based Axiom, also increased the percentage of revenues and expenses that arise from international sources and consequently our exposure to U.S. and foreign policy changes and exchange rate fluctuations. Additionally, both DALSA’s and LeCroy’s businesses have been more capital intensive than other Teledyne businesses, increasing Teledyne’s capital requirements.
Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2013 management’s report specifically excludes from its scope and coverage our 2013 acquisitions of RESON, Axiom, CETAC and CDL, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.
 In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense, as incurred, such transaction costs, which may have an adverse impact on our quarterly financial results.
We are subject to the risks associated with international sales, which could harm our business or results of operations.
During 2013, sales to international customers accounted for approximately 44% of our total revenues, compared with 39% in 2012 and 36% in 2011. In 2013, we sold products to customers in over 100 countries. The 2013 top five countries for international sales were the United Kingdom, Norway, China, Germany and South Korea, constituting 23% of our total sales. Our acquisitions, including RESON in 2013, LeCroy in 2012 and DALSA in 2011, contributed to greater international sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China, Brazil and West Africa.

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
Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. With the 2011 acquisition of Canada-based DALSA and the 2012 acquisitions of the majority interest in the parent company of Optech, also Canada-based, volatility in the value of the Canadian dollar relative to the U.S. dollar, or other foreign currencies, could adversely affect the business, operations and the financial condition of our Digital Imaging segment.
Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in the suspension of our ability to export items from one or more businesses or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts.
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
An increasingly material amount of our total revenues is derived from companies in the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
An increasingly material amount of our total revenues is derived from customers in or connected to the offshore oil and gas exploration, development and production industry.  Our largest commercial customer is in this industry and accounted for 3.6%, 3.4% and 2.9% of total sales in 2013, 2012 and 2011, respectively.   The offshore oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations of our businesses within our Instrumentation  segment.  Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	technological changes;

•	the political environment of oil-producing regions; and

•	the price and availability of alternative fuels.

Our dependence on revenue from government contracts subjects us to many risks:
Our revenue from government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed.
We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the Department of Defense, as prime contractor or subcontractor, represented approximately 27% of our total revenue in 2013, compared with 32% in 2012 and 36% in 2011. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The U.S. Government shutdown during 2013 negatively affected many of our businesses, and the failure by Congress to approve future budgets on a timely basis could delay procurement of our services and products and cause us to lose future revenues. Additionally, defense spending is expected to continue to decline in some areas over the next few years. A continued emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. The continued war on terrorism and the winding down of the war in Afghanistan also could result in a diversion of funds from programs in which Teledyne participates. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.
The sequestration provision of the Budget Control Act of 2011 originally imposed $500 billion of defense cuts over nine years starting in fiscal year 2013, which represented approximately 9% of planned defense funding over the period. While the recent two-year budget agreement set forth in the Bipartisan Budget Act of 2013 lessened the across-the-board cuts of sequestration, sequestration continues to be in effect, including for the U.S. Department of Defense. The two-year budget agreement reduced the $52 billion that the U.S. Department of Defense was supposed to lose in 2014 by $21 billion, which translates to a 1.2% reduction compared to 2013, as compared to the originally set 6% reduction. Cuts for 2015 were reduced by $10 billion. Sequestration has already negatively affected some of the defense programs in which we participate as well, including the Missile Defense Agency’s Objective Simulation Framework program, and we expect our defense programs to continue to be negatively impacted by the continuing effects of sequestration or other defense spending delays and cuts.
Continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and our Congress for various Defense and NASA programs could continue to impact our Engineered Systems and Aerospace and Defense Electronics segments. For example, changes in national space policy that affect NASA’s budget have occurred. There have also been significant reductions in missile defense budgets. We anticipate continuing scrutiny of those budgets to impact our revenues. Our Engineered Systems segment may be further impacted by delays in production runs under the JASSM and Harpoon missile programs. The timing of program cycles can affect our results of operations for a particular quarter or year. It is not uncommon for the Department of Defense to delay the timing of awards for major programs for six to twelve months, or more, beyond the original projected timeframe, as evidenced by the 2013-awards of the Test Execution Services and Launch Augmentation program. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As DARPA reviews its programs aimed to technologically enhance U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. Finally, various Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs, could negatively impact our Engineered Systems segment.
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

We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. The current Administration introduced significant changes to the national space policy, including the cancellation of the NASA’s Constellation Program which includes Ares launch vehicles. The Administration plans to utilize commercial launch vehicles for crew and cargo ISS expeditions, and develop a NASA heavy lift launch vehicle for space exploration. As a result of these changes, we have been attempting to transition our business to meet the needs of the new policy and programs, with the further understanding that the existing ISS will continue to be fully functional and supported and that the U.S. will continue investment in human space flight. While most recently, in early 2014, we were awarded a five-year $60 million contract by NASA’s Marshall Space Flight Center to develop and manufacture the Launch Vehicle Stage Adapter for the Space Launch System, failure to further transition our business successfully could result in reduced sales. In addition, delayed funding and changes in support for NASA’s current space policy could negatively impact our business.
Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.
Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had four U.S. Government contracts terminated for convenience in 2013, compared with six in 2012 and seven in 2011. No contracts were terminated for default during such three-year period.
We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.
There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (60% of our total U.S. Government contracts were fixed-price in 2013, 59% in 2012 and 60% in 2011). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.
Our business is subject to government contracting regulations and our failure to comply with such laws and regulations could harm our operating results and prospects.
We, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with federal and state laws. More routinely, the U.S. Government may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed would need to be refunded. We have recorded contract revenues based upon costs we expect to realize on final audit. In a worst case scenario, should a business or division involved be charged with wrongdoing, or should the U.S. Government determine that the business or division is not a “presently responsible contractor”, that business or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements.
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of December 29, 2013, we had $540.2 million in total outstanding indebtedness. This indebtedness included $250.0 million in senior unsecured notes, $200.0 million in term loans, $74.2 million under our $750.0 million 2013-amended credit facility and $16.0 million in other debt. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions or reducing our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner. We may elect to raise other forms of debt capital, depending on financial, market and economic conditions.

Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.
As a manufacturer and distributor of a wide variety of products, including monitoring instruments, products used in offshore oil and gas production, products used in commercial aviation and products used in medical devices (most recently including X-ray detectors), our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.
While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot assure that, for 2014 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
Product recalls can be expensive and tarnish our reputation and have a material adverse effect on the sales of our products.
We have been joined, among a number of defendants (often over 100), in lawsuits alleging injury or death as a result of exposure to asbestos. In addition, because of the prominent “Teledyne” name, we may continue to be mistakenly joined in lawsuits involving a company or business that was not assumed by us as part of our 1999 spin-off. To date, we have not incurred material liabilities in connection with these lawsuits. However, our historic insurance coverage, including that of its predecessors, may not fully cover such claims and the defense of such matters. Coverage typically depends on the year of purported exposure and other factors. Nonetheless, we intend to vigorously defend our position against these claims.
Certain gas generators historically manufactured by Teledyne Energy Systems, Inc. contained a sealed, wetted asbestos component. While the company has transitioned to a replacement material, had placed warning labels on its products and took care in the handling of this discontinued material by employees, there is no assurance that the company will not face product liability or workers compensation claims involving this component.
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
We cannot assure that we will not have additional product liability claims or that we will not recall any products.
Our pension expense and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial experience.
We have a defined benefit qualified pension plan covering most of our U.S. employees hired prior to 2004 or approximately 20% of our active employees. The value of the combined pension assets is currently greater than our pension benefit obligation. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan and/or result in a change to shareholders’ equity. Our investment strategy may not produce the expected returns if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. In 2012, in an effort to reduce the risks associated with our current and future domestic pension obligation, we amended the pension plan to change the rate at which pension benefits accrue after February 29, 2012 and offered and made lump sum payments to certain participants in the plan whose employment with Teledyne had terminated. In 2013, 2012 and 2011, we have made aggregate voluntary pretax cash contributions of $244.8 million to the domestic pension plan. If, and to the extent, decreases in our pension assets are not offset by voluntary contributions, recovered through future asset returns, mitigated by an increase in the rate at which the benefit obligation is discounted, or other actions, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements.

Our future financial results could be adversely impacted by asset impairment charges.
December 29, 2013, Teledyne’s goodwill was $1,037.8 million and net acquired intangible assets were $270.9 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. Based on this most recent annual impairment test, we recorded a $1.2 million asset impairment related to acquired intangible assets, but we determined that there was no impairment of goodwill. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is significant compared with our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. In September 2006, we acquired a provider of research and development services primarily in the areas of electronics, optics, information sciences and materials technologies that is currently Teledyne Scientific Company, and in 2013, 2012 and 2011, we acquired RESON, LeCroy and DALSA, respectively, each of which had historically made significant investments in research and development relative to total revenues. Our Teledyne Scientific Company subsidiary has been actively promoting and funding joint research and development projects with other Teledyne businesses, including our Teledyne Oil & Gas businesses, Teledyne Reynolds, Inc., Teledyne Brown Engineering, Inc., DALSA and LeCroy. Additionally, some of our businesses are actively pursuing governmental support and funding for some of their research and development initiatives, including DALSA with respect to its CMOS and uncooled infrared image sensor development efforts. Nonetheless, we may be unable to fund all of our research and development and capital investment needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability.
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
Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. In order to improve our product development capabilities we purchased the research center that is now Teledyne Scientific Company in 2006 and in 2011 we purchased DALSA, which has access to a well-equipped MEMS research and development center. In 2013, we opened a 52,000-square-foot technology development center in Daytona Beach, Florida primarily to serve the offshore oil and gas production and exploration industries. Deepwater and harsh environments demand new materials and technology from our Teledyne Oil & Gas businesses to support high temperature, high pressure locations. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements.
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

We sell products to customers in industries that may again undergo rapid and unpredictable changes, which could adversely affect our operational results or production levels.
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
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, DALSA has an internal single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. LeCroy continues to outsource a portion of its research and development activities to a third party engineering firm in Malaysia where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks possibly creating longer lead times to obtain needed components for our products.
Some of our commercial product lines may have one or a limited number of customers, the loss of which could adversely affect our business or financial results.
While no commercial customer accounted for more than 10% of our total sales during 2013, 2012 and 2011 and we have hundreds of customers in the various industries that we serve, certain product lines may have one or a few key customers the loss of which could adversely affect our business or financial results. Teledyne’s largest commercial customer, a customer of our Instrumentation segment, accounted for 3.6%, 3.4% and 2.9% of total sales in 2013, 2012 and 2011, respectively.
Newer products, such as our X-ray panel products, may initially be more heavily dependent on a singular or limited number of customers until market acceptance is obtained or due to contractual terms. Similarly, some older product lines may be more heavily dependent on a singular or limited number of customers. In either such case, program delays of such customer or customers, as well as the loss of such customer or customers, could adversely affect our business or financial results.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell a portion of our products through third parties such as distributors, value-added resellers and OEMs (collectively “distributors”). Using third parties for distribution exposes Teledyne to many risks, including competitive pressure, concentration, credit risk and compliance risks. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.
Compliance with increasing environmental and climate change regulations, as well as the effects of potential environmental liabilities, could have a material adverse financial effect on us.
We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition. Environmental regulations on hydraulic fracturing could adversely affect some product lines of our Instrumentation segment.

Our manufacturing operations could expose us to material environmental liabilities and companies we acquire may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. In 2013, we established an environmental reserve of $5.3 million related to potential soil remediation activities at a former leased facility.
For additional discussion of environmental matters, see the discussion under the caption “Other Matters - Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 15 to our Notes to Consolidated Financial Statements.
The U.S. Environmental Protection Agency (“EPA”) has focused on greenhouse gases (“GHGs”), maintaining GHGs threaten the public health and welfare of the American people. The EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. The EPA’s endangerment finding covers emissions of six greenhouse gases. The EPA’s continuing efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign of certain products. This could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors.
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
Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy. This review led to the decision to sell our general aviation piston engine businesses, which sale was completed in April 2011. As a result of our review and declines in our electronic manufacturing services businesses, in 2013, we closed our Teledyne Microelectronics Technologies’ facility in Marina del Rey, California and relocated several of its product lines to other Teledyne locations. In further response to downturns in our defense businesses, in 2013, we also began consolidating some of our microelectronic component operations into our Mountain View, California facility and also our Shipley, England facility, and relatedly sold a former manufacturing site in Sunnyvale, California. Additionally, we closed Teledyne CML Group Limited’s precision machining and fabrications business in Birkenhead, England to focus more on its advanced composites manufacturing business. For 2014, we are planning to consolidate certain instrumentation operations and complete the consolidation of some microelectronic component product lines.
Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.
Our inability to efficiently implement changes to our enterprise resource planning software could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.
We are implementing an enterprise resource planning software system, which is intended to improve our business processes in certain business units. The costs associated with such systems are significant and we could incur costs in excess of budgeted costs. Any technical or other difficulties in developing or implementing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal controls over financial reporting. As we make adjustments to operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Although implementation has occurred in only selected business units to date and efforts have been made to minimize adverse impacts on our controls, we cannot assure that all such impacts have been mitigated. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.

Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. Teledyne DALSA’s semiconductor facilities in Quebec, Canada have been impacted by severe ice storms, including a storm in 2013. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. In October 2012, LeCroy and other Teledyne facilities incurred business interruptions and were without power for several days as a result of Hurricane Sandy. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. In June 2012, a tornado caused substantial damage to and interrupted business at our Teledyne Hastings Instruments facility in Hampton, Virginia. In April 2011, tornados caused substantial damage in Huntsville, Alabama. While Teledyne Brown Engineering’s main facility in Huntsville, Alabama incurred minimal building damage and business interruption, the facility was without power for several days. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
The environmental disaster triggered by the Deepwater Horizon rig explosion and oil spill in 2010 resulted in a moratorium on offshore oil and gas production in the Gulf of Mexico that adversely affected the results of operations of some of our Teledyne oil and gas businesses, although such adverse impact was offset, in part, by the products we manufacture that supported well-capping and environmental clean-up efforts. Environmental regulations enacted in the wake of this oil spill have resulted in increased compliance costs to some of our Teledyne oil and gas businesses. Similar future man-made disasters that limit or cease offshore oil and gas production or further exploration in the regions in which we sell our products could have a material adverse effect on our business, results of operations and financial condition.
Disasters that do not directly impact us can have an indirect adverse impact on our business. For example, in 2011 the earthquake in northern Japan and the related tsunami and severe flooding in Thailand resulted in certain of our customers delaying orders for our products because they were unable to obtain critical supplies from vendors in the impacted areas.
Teledyne Brown Engineering, Inc. is building an imaging platform to be affixed to the ISS. For the program to be financially successful, the 15 year-old ISS must continue to fly in a safe and human tended condition. While certain spaceflight risks, such as a high velocity debris impact to the station causing significant structural damage or necessitating the evacuation of the ISS, have been regarded as small, if such event were to occur, the ISS program continuation could be threatened, jeopardizing our investment and potential revenue generation from ISS-based Earth imaging.
We may not be able to enforce or protect our intellectual property rights, or third parties may claim infringement of their intellectual rights, each which may harm our ability to compete and thus harm our business.
Our ability to enforce and protect our patents, copyrights, software licenses, trade secrets, know how, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we have found that various claims may be asserted against us, including claims that our intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

Our business and operations could suffer in the event of cyber security breaches.
Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, or activism, include covertly introducing malware to our computers and networks, performing reconnaissance, and impersonating authorized users, among other activities. We continue to update our infrastructure and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence. Company personnel and third parties have been tasked to detect and investigate such incidents, but it is possible that we might not be aware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. The U.S. Department of Defense has recently promulgated additional regulations applicable to certain types of data residing on or transiting through certain information systems, and we expect these regulations will be implemented into certain contracts we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of third parties or the U.S. Government, we may incur liability or the loss of security clearances as a result. In addition, we expect to continue devoting additional resources to the security of our information technology systems. More resources may be required in the defense arena to the extent the U.S. Government increases its cyber security mandates.
Increases in our effective tax rate may harm our results of operations.
Our effective tax rate for 2013 was 17.7%, compared with 28.7% for 2012 and 32.9% for 2011. Fiscal years 2013, 2012 and 2011 included net discrete tax benefits of $21.3 million, $5.4 million and $2.4 million, respectively. Excluding these items, Teledyne’s effective tax rates for 2013, 2012 and 2011 would have been 27.1%, 31.0% and 34.0%, respectively. While there continues to be Congressional discussion about lowering the corporate tax rate in the U.S. to improve global competitiveness, a number of factors may impact our effective tax rates, which could reduce our net income, including:

•	the relative amount of income we earn in jurisdictions;

•
changes in tax laws or their interpretation, including changes in the U.S. to the taxation of foreign income and expenses, changes in tax laws in foreign jurisdictions, and changes in U.S. generally accepted accounting principles and governing body pronouncements and interpretations;

•	the resolution of issues arising from tax audits;

•	changes in valuation of our deferred tax assets and liabilities, including deferred tax valuation allowances;

•	adjustments to income taxes upon finalization of tax returns;

•	increases in expense not deductible for tax purposes;

•	changes in available tax credits; and

•	any decision to repatriate non-U.S. earnings for which we have not previously provided for U.S. taxes.
Our financial statements are based on estimates required by GAAP, and actual results may differ materially from those estimated under different assumptions or conditions.
Our financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, allowance for excess and obsolete inventory, depreciation and amortization, impairment assessments, employee benefits, taxes, recall and warranty costs, product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated. Our most critical accounting estimates are described in the Management Discussion in this Form 10-K and in Teledyne’s 2013 Annual Report to Stockholders, under "Critical Accounting Estimates."
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
Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our board of directors, more difficult. We have also entered into Change in Control Severance Agreements with 16 members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.
The market price of our Common Stock has fluctuated significantly since we became a public company, and could continue to do so.
Since we became an independent public company on November 29, 1999, the market price of our Common Stock has fluctuated substantially and fluctuations in our stock price could continue. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	divestitures;

•	stock repurchases;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	terrorists activities;

•	military or homeland defense activities;

•	changes to the U.S. Federal budget;

•	changes in the energy exploration or production, semiconductor, digital imaging, telecommunications, commercial aviation, and electronic manufacturing services markets;

•	general market conditions;

•	changes in tax laws;

•	general economic factors unrelated to our performance;

•	changes from analysts’ expectations in revenues, earnings or other financial results; and

•	one or more of the risk factors described in this report.
The stock markets in general, and the markets for high technology companies in particular, have experienced a high degree of volatility that is not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
The Company has 62 principal operating facilities in 17 states and four foreign countries. Of these facilities, 23 are owned by the Company and 39 are leased. The Company’s executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.
Information on the number, ownership and location of principal operating facilities by segment was as follows at February 21, 2014:

			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	9	16	California, Colorado, Florida, Louisiana, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Texas and Virginia	United States, United Kingdom, The Netherlands and Denmark

Digital Imaging	6	4	California, Massachusetts, North Carolina and Pennsylvania	United States, Canada and The Netherlands

Aerospace and Defense Electronics	7	14	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States and United Kingdom

Engineered Systems	1	5	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom
Total	23	39

Item 3.	Legal Proceedings
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
On December 20, 2013, the Superior Court of the Justice of Ontario dismissed with prejudice the previously disclosed lawsuit commenced by Cold Creek Enterprises, Inc. and Bob DaSilva against DALSA Corporation and related entities arising out of a joint venture and discontinued business of DALSA.   Under a settlement agreement, the parties settled all claims and DALSA paid $5.5 million in exchange for all shares of DALSA Digital Cinema Inc. held by Cold Creek Enterprises, Inc. or to which Cold Creek Enterprises, Inc. might have been entitled.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	—	—
	High	Low
2012
1st Quarter	$63.83	$54.74
2nd Quarter	$66.29	$56.90
3rd Quarter	$66.22	$59.07
4th Quarter	$67.03	$59.61
2013
1st Quarter	$78.71	$63.00
2nd Quarter	$79.04	$72.49
3rd Quarter	$87.10	$76.26
4th Quarter	$93.77	$82.42
2014
1st Quarter (through February 21, 2014)	$96.94	$87.50
On February 21, 2014, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $96.74 per share. As of February 21, 2014, there were 4,330 holders of record of the Common Stock.
We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Information relating to compensation plans under which our equity securities are outstanding for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
On October 25, 2011, our Board of Directors authorized a stock repurchase program for up to 2,500,000 shares of Teledyne common stock. A total of 658,562 shares were repurchased in the fourth quarter of 2011 at an average price per share of $52.92. No shares were repurchased under the program in 2013 or 2012. As of December 29, 2013, 1,841,438 shares remained available for repurchase pursuant to this program. In 2014, the Company has been repurchasing stock under the existing stock repurchase program.

Item 6.	Selected Financial Data
The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Each fiscal year presented below contained 52 weeks, except fiscal year 2009 which contained 53 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Five-Year Summary of Selected Financial Data

	2013	2012	2011	2010	2009
	(In millions, except per-share amounts)
Sales	$2,338.6	$2,127.3	$1,941.9	$1,644.2	$1,652.1
Net income from continuing operations	$185.0	$161.8	$142.1	$119.9	$115.9
Net income (loss) from discontinued operations	$—	$2.3	$113.1	$0.6	$(2.6)
Net income attributable to Teledyne	$185.0	$164.1	$255.2	$120.5	$113.3
Working capital	$381.0	$337.5	$268.5	$306.8	$242.6
Total assets	$2,751.1	$2,406.4	$1,826.1	$1,557.8	$1,421.5
Long-term debt and capital lease obligations, net of current portion	$549.0	$556.2	$311.4	$265.3	$251.6
Total equity	$1,518.7	$1,203.4	$984.1	$787.0	$667.4
Basic earnings per common share-continuing operations	$4.96	$4.41	$3.88	$3.31	$3.22
Diluted earnings per common share-continuing operations	$4.87	$4.33	$3.81	$3.25	$3.17
Basic earnings per common share	$4.96	$4.47	$6.97	$3.33	$3.15
Diluted earnings per common share	$4.87	$4.39	$6.84	$3.27	$3.10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Consistent with this strategy, we made four acquisitions in 2013, five acquisitions in 2012 and three acquisitions in 2011, as well as one significant divestiture in 2011. In addition, in 2013 a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”). We acquired RESON A/S (“RESON”) to increase our capabilities related to multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. We acquired C.D. Limited (“CDL”) to obtain additional inertial sensing and navigation products, and to accelerate the development of real-time motion sensing and communication systems for our subsea oil and gas customers. We acquired SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) to expand our automated sample handling and sample introduction equipment for laboratory instrumentation capabilities. These three acquisitions are part of the Instrumentation segment. We acquired Axiom IC B.V. (“Axiom”) to add high-performance CMOS mixed-signal integrated circuits to our portfolio. Axiom is part of the Digital Imaging segment.
Our largest acquisition in 2012, LeCroy Corporation (“LeCroy”), broadened our portfolio of analytical instrumentation with the addition of electronic test and measurement solutions. We acquired VariSystems Inc. (“VariSystems”) to expand our portfolio of rugged interconnect solutions. We acquired BlueView Technologies, Inc. (“BlueView”) principally to increase our instrumentation content on AUVs and ROVs used in oil and gas and marine survey applications. Through the acquisition of a majority interest in the parent company of Optech Incorporated (“Optech”), we added 3D imaging capability to our portfolio of visible, X-ray and ultraviolet sensors, cameras. Optech’s bathymetric LIDAR systems are used for coastal mapping and shallow water profiling also complement our marine survey sensors and systems. The acquisition of the parent company of PDM Neptec Limited (“PDM Neptec”) expanded our line of harsh environmental marine connectors. In 2011, we focused on the expansion of our digital imaging capabilities first with the acquisition of DALSA Corporation (“DALSA”), followed by the acquisitions of a majority interest in Nova Sensors and a minority interest investment in Optech. In April 2011, we completed the sale of our general aviation piston engine businesses and consequently classified our Aerospace Engines and Components segment as a discontinued operation.
During 2013, in an effort to reduce ongoing costs and improve operating performance we took actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. In connection with these efforts, in 2013, we incurred pretax charges totaling $24.0 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $10.4 million in severance related costs and $13.6 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. The actions have been substantially completed by year end 2013. We expect to incur approximately $0.4 million in expense related to the completion of the actions in the first quarter of 2014. At December 29, 2013, we had $11.4 million in reserves related to these actions, of which $9.7 million are classified as short-term reserves.
Given the strength of our commercial businesses, as well as our strategic acquisitions, we were able to achieve record sales and earnings in 2013. In 2013, sales and net income from continuing operations increased by 9.9% and 12.7%, respectively over 2012 results. Earnings per share from continuing operations in 2013 increased 12.5% over 2012. In 2013, sales totaled $2,338.6 million, compared with sales of $2,127.3 million in 2012. Net income from continuing operations for 2013, was $185.0 million or $4.87 per diluted share, compared with $161.8 million or $4.33 per diluted share in 2012. The increase in revenue included incremental sales from acquisitions of $172.0 million, as well as organic growth. Our 2013 net income attributable to Teledyne was $185.0 million or $4.87 per diluted share, compared with $164.1 million or $4.39 per diluted share in 2012. Net income for 2013 and 2012 also included net discrete tax benefits of $21.3 million and $5.4 million, respectively.
With the recent acquisitions in 2013 and the 2012 acquisition of LeCroy and the 2011 acquisition of DALSA, as well as growth in our commercial markets, our business mix has continued to evolve. For 2013, Teledyne’s sales were approximately 73% to commercial customers and 27% to the U.S. Government. This has changed from about 68% commercial and 32% government in 2012. Our international sales also increased to 44% of total sales in 2013, compared with 39% in 2012. We have worked to transform our product portfolio into that of a high technology industrial company that is less dependent on U.S. Government business.
Recent Acquisitions
The Company spent $128.2 million, $389.2 million and $366.7 million on acquisitions in 2013, 2012 and 2011, respectively.
On October 22, 2013, a subsidiary of Teledyne acquired CDL for $21.8 million in cash, net of cash acquired. CDL is headquartered in Aberdeen, Scotland, is a leading supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications. CDL had sales of £9.9 million for its fiscal year ended December 31, 2012 and is part of the Instrumentation segment.
On August 30, 2013, a subsidiary of Teledyne acquired CETAC for $26.4 million. Teledyne paid a $0.4 million purchase price adjustment in the fourth quarter. CETAC, headquartered in Omaha, Nebraska is a designer and manufacturer of automated sample handling and sample introduction equipment for laboratory instrumentation. CETAC had sales of $24.0 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
On July 8, 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Sensors that it did not already own for $4.9 million. Nova Sensors produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment.

On May 8, 2013, a subsidiary of Teledyne acquired Axiom, for an initial payment of $4.0 million, net of cash acquired, with an additional $1.3 million expected to be paid in equal installments over three years. Axiom is located in the Netherlands and is a fabless semiconductor company that develops high-performance CMOS mixed-signal integrated circuits and is part of the Digital Imaging segment.
On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON for $69.7 million, net of cash acquired. RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012 and is part of the Instrumentation segment. Also in 2013, the Company spent $1.4 million on the purchase of a product line.
On August 3, 2012, Teledyne acquired the stock of LeCroy for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011 and is part of the Instrumentation segment.
Also on August 3, 2012, a subsidiary of Teledyne acquired the parent company of PDM Neptec for $7.4 million in cash, net of cash acquired.  PDM Neptec, located in Hampshire, United Kingdom, is part of the Instrumentation segment and operates as Teledyne Impulse-PDM Ltd. PDM Neptec had sales of £5.5 million for its fiscal year ended March 31, 2012.
On July 2, 2012, a subsidiary of Teledyne acquired BlueView for $16.3 million in cash, net of cash acquired. BlueView, located in Seattle, Washington, is part of the Instrumentation segment and operates as Teledyne BlueView, Inc. BlueView had sales of $7.1 million for its fiscal year ended December 31, 2011.
On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51% from the original 19% interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. At the time of the purchase, the value of Optech’s total equity was based on the same per share price as those shares purchased by Teledyne to obtain the majority interest in 2012 and the value of the non-controlling interest was 49% of Optech’s total equity and was equal to $49.8 million. The minority ownership of Optech was $47.3 million and $49.8 million at December 29, 2013 and December 30, 2012, respectively. Optech had sales of CAD $54.7 million for its fiscal year ended March 30, 2012 and is reported as part of the Digital Imaging segment.
On February 25, 2012, Teledyne acquired VariSystems for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011 and is part of the Instrumentation segment.
In 2011, the Company acquired the stock of DALSA for an aggregate purchase price of $339.5 million in cash. DALSA designs and manufactures digital imaging products, primarily consisting of high performance sensors, cameras and software for use in industrial, scientific, medical and professional applications products, as well as specialty semiconductors and micro electro mechanical systems (“MEMS”). In addition to the acquisition of DALSA in 2011, the Company completed the acquisition of a majority interest in Nova Sensors for total consideration of $5.1 million in cash and a 19% minority interest in Optech for $18.9 million. We also bought the remaining minority interest in Energy Systems for $3.2 million in 2011.
See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions.

Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2013, 2012 and 2011 each contained 52 weeks. The following is our financial information for 2013, 2012 and 2011 (in millions, except per-share amounts):

	2013	2012	2011
Sales	$2,338.6	$2,127.3	$1,941.9
Costs and Expenses
Cost of sales	1,500.0	1,379.1	1,290.7
Selling, general and administrative expenses	598.3	505.1	424.0
Total costs and expenses	2,098.3	1,884.2	1,714.7

Income before other income and expense and income taxes	240.3	243.1	227.2
Interest and debt expense, net	(20.4)	(17.8)	(16.2)
Other income, net	4.1	2.9	0.6
Income from continuing operations before income taxes	224.0	228.2	211.6
Provision for income taxes(a)	39.5	65.4	69.5
Income from continuing operations including noncontrolling interest	184.5	162.8	142.1
Discontinued operations, net of income taxes	—	2.3	113.1
Net income	184.5	165.1	255.2
Noncontrolling interest	0.5	(1.0)	—
Net income attributable to Teledyne	$185.0	$164.1	$255.2

Income from continuing operations including noncontrolling interest	$184.5	$162.8	$142.1
Noncontrolling interest	0.5	(1.0)	—
Net income from continuing operations	185.0	161.8	142.1
Discontinued operations, net of income taxes	—	2.3	113.1
Net income attributable to Teledyne	$185.0	$164.1	$255.2

Basic earnings per common share:
Continuing operations	$4.96	$4.41	$3.88
Discontinued operations	—	0.06	3.09
Basic earnings per common share	$4.96	$4.47	$6.97

Diluted earnings per common share:
Continuing operations	$4.87	$4.33	$3.81
Discontinued operations	—	0.06	3.03
Diluted earnings per common share	$4.87	$4.39	$6.84
(a) Fiscal years 2013, 2012 and 2011 include net discrete tax benefits of $21.3 million, $5.4 million and $2.4 million, respectively.

Our businesses are divided into four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2013, 2012 and 2011 are summarized in the following table:

	Percentage of Sales
Segment	2013	2012	2011
Instrumentation	44%	38%	33%
Digital Imaging	18%	20%	18%
Aerospace and Defense Electronics	26%	28%	33%
Engineered Systems	12%	14%	16%
	100%	100%	100%

Results of Operations
2013 Compared with 2012

Sales	2013	2012	% Change
	(in millions)
Instrumentation	$1,022.8	$804.7	27.1%
Digital Imaging	414.8	415.9	(0.3)%
Aerospace and Defense Electronics	625.1	605.3	3.3%
Engineered Systems	275.9	301.4	(8.5)%
Total sales	$2,338.6	$2,127.3	9.9%

Operating profit and other segment income	2013	2012	% Change
	(in millions)
Instrumentation	$162.0	$146.0	11.0%
Digital Imaging	28.2	24.8	13.7%
Aerospace and Defense Electronics	65.7	80.5	(18.4)%
Engineered Systems	22.0	28.5	(22.8)%
Segment operating profit and other segment income	277.9	279.8	(0.7)%
Corporate expense	(37.6)	(36.7)	2.5%
Interest and debt expense, net	(20.4)	(17.8)	14.6%
Other income, net	4.1	2.9	41.4%
Income from continuing operations before income taxes	224.0	228.2	(1.8)%
Provision for income taxes(a)	39.5	65.4	(39.6)%
Income from continuing operations including noncontrolling interest	184.5	162.8	13.3%
Discontinued operations, net of income taxes	—	2.3	*
Net income	184.5	165.1	11.8%
Noncontrolling interest	0.5	(1.0)	*
Net income attributable to Teledyne	$185.0	$164.1	12.7%
* not meaningful
(a) Fiscal years 2013 and 2012 include net discrete tax benefits of $21.3 million and $5.4 million, respectively,

We reported 2013 sales of $2,338.6 million, compared with sales of $2,127.3 million for 2012, an increase of 9.9%. Net income from continuing operations was $185.0 million ($4.87 per diluted share) for 2013, compared with net income from continuing operations of $161.8 million ($4.33 per diluted share) for 2012, an increase of 14.3%.  Net income for 2013 and 2012 also included net discrete tax benefits of $21.3 million and $5.4 million, respectively. Net income attributable to Teledyne, including discontinued operations, was $185.0 million ($4.87 per diluted share) for 2013, compared with $164.1 million ($4.39 per diluted share) for 2012.
The increase in sales in 2013, compared with 2012, reflected higher sales in both the Instrumentation and Aerospace and Defense Electronics segments, partially offset by lower sales in both the Engineered Systems and Digital Imaging segments. Sales in the Instrumentation segment reflected $178.4 million of incremental sales from recent acquisitions, as well as higher organic sales for marine products. Increased sales of test and measurement instrumentation of $103.6 million reflected the full year contribution from the LeCroy acquisition. Sales of marine products increased by $106.7 million and included incremental sales of $65.3 million from recent acquisitions. Sales in the Aerospace and Defense Electronics segment primarily reflected increased sales of $19.3 million from avionics products and electronic relays. Sales in the Digital Imaging segment decreased slightly. The decrease in the Engineered Systems segment revenue primarily reflected lower sales of $23.8 million from engineered products and services. The incremental increase in revenue in 2013 from businesses acquired in 2013 and in 2012 was $172.0 million.

Sales under contracts with the U.S. Government were approximately 27% of sales in 2013 and 32% of sales in 2012, principally reflective of our recent acquisitions. Such decline has been consistent with our strategy to be less dependent on U.S. government business. Sales to international customers represented approximately 44% of sales in 2013 and 39% of sales in 2012.
Segment operating profit and other segment income for 2013, compared with 2012, decreased by $1.9 million, or only 0.7%, despite $24.0 million in pretax charges for severance and facility consolidation expense and environmental reserves, compared with $1.7 million of similar charges in 2012. For 2013, the charges impacted each business segment as follows: Aerospace and Defense Electronics, $15.7 million; Digital Imaging, $3.9 million; Instrumentation, $2.5 million; and Engineered Systems, $1.9 million. In 2012, we incurred $1.7 million of similar charges which only impacted the Aerospace and Defense Electronics segment. Segment operating profit and other segment income for 2013 also reflected the impact of acquisitions as well as the impact of higher organic sales in each segment except the Engineered Systems segment. Operating profit included incremental operating profit from acquisitions of $11.7 million, which included intangible amortization of $5.0 million. LIFO income was $0.7 million in 2013 and was less than $0.1 million in 2012.
The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	2013	2012	Change
Instrumentation
Sales	$1,022.8	$804.7	$218.1
Cost of sales	$570.9	$458.7	$112.2
Cost of sales % of sales	55.8%	57.0%

Digital Imaging
Sales	$414.8	$415.9	$(1.1)
Cost of sales	$263.7	$266.9	$(3.2)
Cost of sales % of sales	63.6%	64.2%

Aerospace and Defense Electronics
Sales	$625.1	$605.3	$19.8
Cost of sales	$434.6	$406.2	$28.4
Cost of sales % of sales	69.5%	67.1%

Engineered Systems
Sales	$275.9	$301.4	$(25.5)
Cost of sales	$230.8	$247.3	$(16.5)
Cost of sales % of sales	83.6%	82.0%

Total Company
Sales	$2,338.6	$2,127.3	$211.3
Cost of sales	$1,500.0	$1,379.1	$120.9
Cost of sales % of sales	64.1%	64.8%
Total company cost of sales increased by $120.9 million in 2013, compared with 2012, and reflected $79.4 million in cost of sales from recent acquisitions, $15.4 million in higher severance and facility consolidation expense and environmental reserves, higher pension expense as well as the impact of organic sales increases. The Instrumentation segment cost of sales increase of $112.2 million reflected the impact of recent acquisitions as well as the impact of organic sales increases. The Aerospace and Defense Electronics segment increase in cost of sales of $28.4 million reflected the impact of higher sales as well as $14.0 million in severance and facility consolidation expense and environmental reserves. The total company cost of sales as a percentage of sales for 2013 was 64.1%, compared with 64.8% for 2012. The lower cost of sales percentage reflected the impact of the LeCroy and Optech cost structures which have a lower cost of sales percentage than the overall Teledyne cost of sales percentage, partially offset by severance and facility consolidation expense and environmental reserves. Excluding the impact of recent acquisitions, cost of sales as a percentage of sales for 2013 would have been 66.8%, compared with 64.8% in 2012. The higher percentage in 2013 reflects the impact of severance and facility consolidation expense and environmental reserves, higher pension expense and product mix differences in 2013.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2013 compared with 2012. The increase reflected the impact of higher sales, higher acquired intangible asset amortization of $5.0 million and higher research and development costs of $37.8 million. Corporate administrative expense in 2013 was $37.6 million, compared with $36.7 million in 2012 an increase of 2.5%. For 2013, we recorded a total of $10.7 million in stock option expense, of which $3.4 million was recorded as corporate expense and $7.3 million was recorded in segment results. For 2012, we recorded a total of $8.0 million in stock option expense, of which $2.4 million was recorded as corporate expense and $5.6 million was recorded in segment results. Selling, general and administrative expenses for 2013, as a percentage of sales, increased to 25.6%, compared with 23.7% for 2012 and reflected the impact of higher research and development costs and the recently acquired LeCroy and Optech cost structures which have a higher selling, general and administrative expense percentage of sales than the overall Teledyne selling, general and administrative expense percentage of sales.
Included in operating profit in 2013 was domestic pension expense of $17.5 million. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $14.5 million was recoverable from certain government contracts. Included in operating profit in 2012 was domestic pension expense of $6.6 million. In accordance with CAS, $12.7 million was recoverable from certain government contracts. The increase in pension expense primarily reflected the impact of using a 4.4% discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5% discount rate used in 2012. For the Company’s domestic pension plan, the discount rate for 2014 will increase to 5.4% from 4.4% which will decrease pension expense for 2014, compared with 2013. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
The Company’s effective tax rate for 2013 was 17.7%, compared with 28.7% for 2012. The decrease reflected higher net discrete tax benefits in 2013 as well as a change in the proportion of domestic and international income. Fiscal year 2013 included net discrete tax benefits of $21.3 million primarily related to the statute of limitation expirations, favorable tax audit resolutions, research and development credits and the remeasurement of uncertain tax positions. Fiscal year 2012 included net discrete tax benefits of $5.4 million related to the remeasurement of uncertain tax positions and an expiration of the statute of limitations in the United States. Excluding the impact of the net discrete tax benefits of $21.3 million for 2013 and $5.4 million for 2012, the effective tax rates would have been 27.1% for 2013, compared with 31.0% for 2012, which reflected a change in the proportion of domestic and international income.
 During the next twelve months, it is reasonably possible that favorable tax audit resolutions and expirations of the statutes of limitations could reduce unrecognized tax benefits by $8.3 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or because of the expiration of the statutes of limitations. Of the $8.3 million, $1.3 million would not impact tax expense as it would be offset by the reversal of deferred tax assets.
Total interest expense, including credit facility fees and other bank charges, was $20.9 million in 2013 and $18.2 million in 2012. Interest income was $0.5 million in 2013 and $0.4 million in 2012. The increase in interest expense reflected the impact of higher outstanding debt levels, partially offset by lower overall average interest rates.
Other income and expense in 2013 included $3.6 million from the reversal of reserves no longer needed in connection with a legal settlement. Other income in 2012 included foreign currency translation gains of $0.8 million.

2012 Compared with 2011

Sales	2012	2011	% Change
	(in millions)
Instrumentation	$804.7	$648.2	24.1%
Digital Imaging	415.9	349.9	18.9%
Aerospace and Defense Electronics	605.3	639.2	(5.3)%
Engineered Systems	301.4	304.6	(1.1)%
Total sales	$2,127.3	$1,941.9	9.5%

Operating profit and other segment income	2012	2011	% Change
	(in millions)
Instrumentation	$146.0	$129.3	12.9%
Digital Imaging	24.8	16.1	54.0%
Aerospace and Defense Electronics	80.5	87.4	(7.9)%
Engineered Systems	28.5	28.1	1.4%
Segment operating profit and other segment income	279.8	260.9	7.2%
Corporate expense	(36.7)	(33.7)	8.9%
Interest and debt expense, net	(17.8)	(16.2)	9.9%
Other income, net	2.9	0.6	383.3%
Income from continuing operations before income taxes	228.2	211.6	7.8%
Provision for income taxes(a)	65.4	69.5	(5.9)%
Income from continuing operations including noncontrolling interest	162.8	142.1	14.6%
Discontinued operations, net of income taxes	2.3	113.1	*
Net income	165.1	255.2	(35.3)%
Noncontrolling interest	(1.0)	—	*
Net income attributable to Teledyne	$164.1	$255.2	(35.7)%
* not meaningful
(a) Fiscal years 2012 and 2011 include net discrete tax benefits of $5.4 million and $2.4 million, respectively.

We reported 2012 sales of $2,127.3 million, compared with sales of $1,941.9 million for 2011, an increase of 9.5%. Net income from continuing operations was $161.8 million ($4.33 per diluted share) for 2012, compared with net income from continuing operations of $142.1 million ($3.81 per diluted share) for 2011, an increase of 13.9%.  Net income for 2012 and 2011 also included net discrete tax benefits of $5.4 million and $2.4 million, respectively. Net income attributable to Teledyne, including discontinued operations, was $164.1 million ($4.39 per diluted share) for 2012, compared with $255.2 million ($6.84 per diluted share) for 2011. In April 2011, Teledyne completed the sale of its piston engines businesses and recorded a gain on the sale of $113.8 million.
The increase in sales in 2012, compared with 2011, reflected substantially higher sales in both the Instrumentation and Digital Imaging segments, partially offset by lower sales in both the Engineered Systems and Aerospace and Defense Electronics segments. Sales in the Instrumentation segment reflected $80.8 million from the acquisition of LeCroy, as well as, higher sales of both marine and environmental instrumentation products. Sales of marine products increased by $69.3 million and included incremental sales of $33.0 million from the acquisitions of VariSystems, PDM Neptec and BlueView. The increase in the Digital Imaging segment reflected $66.9 million in incremental revenue from recent acquisitions, primarily Optech, Nova Sensors and DALSA. Sales in the Aerospace and Defense Electronics segment reflected lower sales for electronic manufacturing service products, microwave devices and interconnects, partially offset by higher sales of $12.4 million from avionics products and electronic relays. The decrease in the Engineered Systems segment revenue reflected lower sales of space and defense programs as well as nuclear programs, partially offset by higher sales of energy systems and turbine engines. The incremental increase in revenue in 2012 from businesses acquired in 2012 and in 2011 was $180.7 million.

The increase in segment operating profit and other segment income for 2012, compared with 2011, reflected improved results in each operating segment except for the Aerospace and Defense Electronics segment. The increase in operating profit reflected the impact of acquisitions, as well as the impact of higher organic sales for the Instrumentation segment. The decrease in operating profit in the Aerospace and Defense Electronics segment reflected the impact of lower sales, reduced margins, as well as $1.7 million of severance and relocation costs. Operating profit included incremental operating profit from acquisitions of $9.4 million, which included acquisition expenses of $7.1 million and intangible amortization of $5.3 million. LIFO income was less than $0.1 million in 2012 compared with LIFO expense of $0.9 million in 2011.
The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	2012	2011	Change
Instrumentation
Sales	$804.7	$648.2	$156.5
Cost of sales	$458.7	$375.8	$82.9
Cost of sales % of sales	57.0%	58.0%

Digital Imaging
Sales	$415.9	$349.9	$66.0
Cost of sales	$266.9	$231.5	$35.4
Cost of sales % of sales	64.2%	66.2%

Aerospace and Defense Electronics
Sales	$605.3	$639.2	$(33.9)
Cost of sales	$406.2	$436.4	$(30.2)
Cost of sales % of sales	67.1%	68.3%

Engineered Systems
Sales	$301.4	$304.6	$(3.2)
Cost of sales	$247.3	$247.0	$0.3
Cost of sales % of sales	82.0%	81.1%

Total Company
Sales	$2,127.3	$1,941.9	$185.4
Cost of sales	$1,379.1	$1,290.7	$88.4
Cost of sales % of sales	64.8%	66.5%
Total company cost of sales increased by $88.4 million in 2012, compared with 2011, and primarily reflected $94.2 million in cost of sales from recent acquisitions and organic sales increases, partially offset by sales mix differences. Cost of sales from recent acquisitions totaled $54.3 million for the Instrumentation segment and $39.9 million for the Digital Imaging segment. The Instrumentation segment cost of sales increase also reflected the impact of higher organic sales. The Aerospace and Defense Electronics segment also reflected the impact of lower sales. The total company cost of sales as a percentage of sales for 2012 was 64.8%, compared with 66.5% for 2011. The lower cost of sales percentage reflected the impact of the LeCroy and DALSA cost structures which have a lower cost of sales percentage than the overall Teledyne cost of sales percentage. Excluding the impact of recent acquisitions, cost of sales as a percentage of sales for 2012 would have been 66.7%.
Sales under contracts with the U.S. Government were approximately 32% of sales in 2012 and 36% of sales in 2011. Sales to international customers represented approximately 39% of sales in 2012 and 36% of sales in 2011.

Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2012 compared with 2011. The increase reflected the impact of higher sales, higher acquired intangible asset amortization of $3.7 million and higher research and development costs of $28.8 million. Corporate administrative expense in 2012 was higher by $3.0 million compared with 2011 and reflected higher employee compensation and professional fee expenses. For 2012, we recorded a total of $8.0 million in stock option expense, of which $2.4 million was recorded as corporate expense and $5.6 million was recorded in segment results. For 2011, we recorded a total of $5.8 million in stock option expense, of which $2.1 million was recorded as corporate expense and $3.7 million was recorded in segment results. Selling, general and administrative expenses for 2012, as a percentage of sales, increased to 23.7%, compared with 21.8% for 2011 and reflected the impact of acquisition related expenses, higher research and development costs and the LeCroy and DALSA cost structures which have a higher selling, general and administrative expense percentage of sales than the overall Teledyne selling, general and administrative expense percentage of sales.
Included in operating profit in 2012 was domestic pension expense of $6.6 million. In accordance with CAS, $12.7 million was recoverable from certain government contracts. Included in operating profit in 2011 was domestic pension expense of $6.7 million. In accordance with CAS, $12.6 million was recoverable from certain government contracts.
The Company’s effective tax rate for 2012 was 28.7%, compared with 32.9% for 2011. The decrease reflected higher net discrete tax benefits in 2012, as well as a change in the proportion of domestic and international income. Fiscal year 2012 included net discrete tax benefits of $5.4 million primarily related to the remeasurement of uncertain tax positions and an expiration of the statute of limitations in the United States. Fiscal year 2011 included net discrete tax benefits of $2.4 million related to research and development tax credits. Excluding the impact of the net discrete tax benefits of $5.4 million for 2012 and $2.4 million for 2011 the effective tax rates would have been 31.0% for 2012, compared with 34.0% for 2011.
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
Segments
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

Instrumentation

(Dollars in millions)	2013	2012	2011
Sales	$1,022.8	$804.7	$648.2
Cost of sales	$570.9	$458.7	$375.8
Selling, general and administrative expenses	$289.9	$200.0	$143.1
Operating profit	$162.0	$146.0	$129.3
Cost of sales % of sales	55.8%	57.0%	58.0%
Selling, general and administrative expenses % of sales	28.4%	24.9%	22.1%
Operating profit % of sales	15.8%	18.1%	19.9%
International sales % of sales	56.3%	53.7%	50.4%
Governmental sales % of sales	4.0%	5.0%	6.0%
Capital expenditures	$22.0	$14.4	$9.5
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2013 compared with 2012
Our Instrumentation segment sales were $1,022.8 million in 2013, compared with sales of $804.7 million in 2012, an increase of 27.1%. Operating profit was $162.0 million in 2013, compared with $146.0 million in 2012, an increase of 11.0%. The 2013 sales increase of $218.1 million, resulted from higher sales of both marine and electronic test and measurement instrumentation. Marine instrumentation had higher sales of $106.7 million which reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $65.3 million in incremental revenue from recent acquisitions including the March 2013 acquisition of RESON, which contributed $51.4 million in sales. Increased sales of $103.6 million for electronic test and measurement instrumentation resulted from the August 2012 acquisition of LeCroy. Sales for environmental instrumentation increased by $7.8 million, primarily due to the acquisition of CETAC. The increase in operating profit reflected the impact of higher sales from both recent acquisitions and organic sales growth. The incremental operating profit from recent acquisitions was $11.7 million, which included $4.6 million in additional intangible asset amortization. In 2014, we expect increased sales of marine instrumentation for subsea oil and gas production, as well as increased sales of most marine sensors and systems, partially offset by reduced sales of geophysical sensors for oil and gas exploration.
Cost of sales increased by $112.2 million in 2013, compared with 2012, and reflected the impact of higher sales, product mix differences and $2.5 million in severance and facility consolidation expenses. The decrease in the cost of sales percentage to 55.8% from 57.0% largely reflected the impact of recent acquisitions which carry a lower cost of sales percentage than the average for our other businesses in this segment, partially offset by product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2013, increased by $89.9 million, compared with 2012, and reflected the impact of acquisitions, primarily LeCroy and RESON. The LeCroy and RESON acquisitions represented $77.7 million of the increase in selling, general and administrative expenses which included $27.5 million in incremental research and development expenses. Selling, general and administrative expenses for 2013, as a percentage of sales, increased to 28.4%, compared with 24.9% for 2012 and reflected higher research and development costs and the LeCroy cost structure which has a higher selling, general and administrative expense percentage of sales than other instrumentation businesses.
2012 compared with 2011
Our Instrumentation segment sales were $804.7 million in 2012, compared with sales of $648.2 million in 2011, an increase of 24.1%. Operating profit was $146.0 million in 2012, compared with $129.3 million in 2011, an increase of 12.9%.
The 2012 sales change resulted primarily from higher sales of marine instrumentation, test and measurement instrumentation, and environmental instrumentation. The higher sales of $69.3 million for marine instrumentation products reflected increased sales of interconnect systems used in offshore energy production and also included a total of $33.0 million in revenue from the acquisitions of VariSystems, PDM Neptec and BlueView. Increased sales of $80.8 million for test and measurement instrumentation resulted from the acquisition of LeCroy. The increase in sales of $6.4 million for environmental instrumentation primarily reflected higher domestic sales of air quality monitoring instrumentation products. The increase in operating profit reflected the impact of higher sales, improved margins for marine instrumentation, partially offset by $6.8 million in acquisition expenses and $3.9 million in additional intangible asset amortization related to recent acquisitions. The incremental operating profit included in the results for 2012 from recent acquisitions was $3.2 million.
Cost of sales increased by $82.9 million in 2012, compared with 2011, and reflected the impact of higher sales and product mix differences. The decrease in the cost of sales percentage to 57.0% from 58.0% largely reflected the impact of the LeCroy acquisition, whose products which carry a lower cost of sales percentage than the average for other products, partially offset by product mix differences. Segment operating profit in 2012 also reflected LIFO income of $0.3 million compared with LIFO expense of $0.5 million in 2011. Selling, general and administrative expenses for 2012, as a percentage of sales, increased to 24.9%, compared with 22.1% for 2011 and reflected the impact of acquisition related expenses, higher research and development costs and the LeCroy cost structure which has a higher selling, general and administrative expense percentage of sales than other instrumentation businesses.

Digital Imaging

(Dollars in millions)	2013	2012	2011
Sales	$414.8	$415.9	$349.9
Cost of sales	$263.7	$266.9	$231.5
Selling, general and administrative expenses	$122.9	$124.2	$102.3
Operating profit	$28.2	$24.8	$16.1
Cost of sales % of sales	63.6%	64.2%	66.2%
Selling, general and administrative expenses % of sales	29.6%	29.8%	29.2%
Operating profit % of sales	6.8%	6.0%	4.6%
International sales % of sales	49.0%	46.1%	47.1%
Governmental sales % of sales	29.0%	31.0%	31.5%
Capital expenditures	$20.2	$23.5	$13.8
Our Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
2013 compared with 2012
Our Digital Imaging segment sales were $414.8 million in 2013, compared with sales of $415.9 million in 2012, a decrease of 0.3%. Operating profit was $28.2 million in 2013, compared with $24.8 million in 2012, an increase of 13.7%.
The 2013 sales decrease primarily reflected lower sales of imagers for remote sensing applications, LIDAR systems and MEMS products, nearly offset by increased sales of sensors and cameras for commercial machine vision and medical applications. The increase in operating profit reflected improved margins across multiple product lines, partially offset by $3.9 million in severance and related expenses and a $1.2 million asset impairment charge. The incremental operating loss for 2013 from recent acquisitions was $4.3 million which reflected $0.4 million in additional intangible asset amortization and a $1.2 million asset impairment charge. In 2014, we expect continued growth in sales of sensors and cameras for industrial and medical applications, partially offset by an anticipated decline in sales of infrared sensors for certain government programs.
Cost of sales for 2013 decreased by $3.2 million, compared with 2012, and primarily reflected the impact of product mix differences, partially offset by $2.3 million in severance and related expenses. The decrease in the cost of sales percentage reflected the impact of the Optech acquisition, which carries a lower cost of sales percentage than the average for our other products in this segment. Selling, general and administrative expenses, for 2013, decreased slightly to $122.9 million, compared with $124.2 million in 2012. The selling, general and administrative expense percentage decreased slightly to 29.6% in 2013 from 29.9% in 2012.
2012 compared with 2011
Our Digital Imaging segment sales were $415.9 million in 2012, compared with sales of $349.9 million in 2011, an increase of 18.9%. Operating profit was $24.8 million in 2012, compared with $16.1 million in 2011, an increase of 54.0%. The 2012 sales increase included $66.9 million in incremental revenue from the acquisitions of DALSA, Nova Sensors and Optech. The 2012 sales also reflected increased sales of infrared imaging sensors and optics, offset by lower sales of funded research activities. The increase in operating profit was impacted by the absence of purchase accounting adjustments that were incurred in 2011 for the DALSA acquisition and product mix differences. The incremental operating profit for 2012 from recent acquisitions was $6.2 million. Operating profit in 2011 included $2.6 million of inventory purchase accounting charges resulting from the acquisition of DALSA.

Cost of sales increased by $35.4 million, compared with 2011, and primarily reflected the impact of higher sales, offset by the absence in 2012 of the inventory purchase accounting charges for DALSA made in 2011. The lower cost of sales percentage in 2012 reflected the results of the Optech acquisition, which carries a lower cost of sales percentage, as well as the absence of inventory purchase accounting charges for DALSA in 2011.
Aerospace and Defense Electronics

(Dollars in millions)	2013	2012	2011
Sales	$625.1	$605.3	$639.2
Cost of sales	$434.6	$406.2	$436.4
Selling, general and administrative expenses	$124.8	$118.6	$115.4
Operating profit	$65.7	$80.5	$87.4
Cost of sales % of sales	69.5%	67.1%	68.2%
Selling, general and administrative expenses % of sales	20.0%	19.6%	18.1%
Operating profit % of sales	10.5%	13.3%	13.7%
International sales % of sales	35.0%	28.6%	25.8%
Governmental sales % of sales	41.6%	44.6%	47.5%
Capital expenditures	$15.3	$12.6	$12.5
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
2013 compared with 2012
Our Aerospace and Defense Electronics segment sales were $625.1 million in 2013, compared with sales of $605.3 million in 2012, an increase of 3.3%. Operating profit was $65.7 million in 2013, compared with $80.5 million in 2012, a decrease of 18.4%.
Sales for 2013 increased by $19.8 million and reflected higher sales of $19.3 million from avionics products and electronic relays and higher sales of $3.1 million from microwave and interconnect systems, partially offset by lower sales of electronic manufacturing service products. Operating profit in 2013 reflected $10.4 million for severance and facility consolidation costs and a $5.3 million charge for estimated environmental liabilities, partially offset by the impact of higher sales. Operating profit in 2012 reflected $1.7 million for severance and facility consolidation costs. In 2014, we expect decreased sales of microwave devices, due to the completion of a program with a foreign government.
Cost of sales for 2013 increased by $28.4 million, compared with 2012, and reflected the impact of higher sales, $13.6 million for severance and facility consolidation costs and environmental reserves, $3.6 million in higher pension expense and product mix differences. Cost of sales as a percentage of sales for 2013 increased to 69.5% from 67.1% in 2012 and reflected the impact of severance and facility consolidation costs, environmental reserves and product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $124.8 million in 2013, compared with $118.6 million in 2012, and reflected $2.1 million in severance and facility consolidation costs. The increase in the selling, general and administrative expense percentage to 20.0% for 2013, compared with 19.6% for 2012 reflected the impact of severance and facility consolidation costs.
2012 compared with 2011
Our Aerospace and Defense Electronics segment sales were $605.3 million in 2012, compared with sales of $639.2 million in 2011, a decrease of 5.3%. Operating profit was $80.5 million in 2012, compared with $87.4 million in 2011, a decrease of 7.9%.
Sales for 2012 decreased by $33.9 million, which resulted from lower sales of $38.0 million for electronic manufacturing service products and $8.3 million from microwave devices and interconnects, partially offset by $12.4 million of higher sales from avionics products and electronic relays. Operating profit in 2012 decreased due to the decrease in sales, reduced margins, as well as $1.7 million of severance and relocation costs.
Cost of sales for 2012 decreased by $30.2 million, compared with 2011, and reflected the impact of lower sales and product mix differences. Cost of sales as a percentage of sales for 2012 decreased to 67.1% from 68.2% in 2011 and reflected increased sales of higher gross margin avionics products, partially offset by decreased sales of lower gross margin electronic manufacturing service products. Operating profit included pension expense of $2.7 million for 2012, compared with $3.9 million for 2011. Pension expense allocated to contracts pursuant to CAS was $4.3 million for 2012, compared with $3.9 million for 2011.

Engineered Systems

(Dollars in millions)	2013	2012	2011
Sales	$275.9	$301.4	$304.6
Cost of sales	$230.8	$247.3	$247.0
Selling, general and administrative expenses	$23.1	$25.6	$29.5
Operating profit	$22.0	$28.5	$28.1
Cost of sales % of sales	83.6%	82.0%	81.1%
Selling, general and administrative expenses % of sales	8.4%	8.5%	9.7%
Operating profit % of sales	8.0%	9.5%	9.2%
International sales % of sales	12.4%	11.6%	11.1%
Governmental sales % of sales	75.8%	81.4%	79.4%
Capital expenditures	$3.6	$4.2	$5.9
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2013 compared with 2012
Our Engineered Systems segment sales were $275.9 million in 2013, compared with sales of $301.4 million in 2012, a decrease of 8.5%. Operating profit was $22.0 million in 2013, compared with $28.5 million in 2012, a decrease of 22.8%.
The 2013 sales decrease of $25.5 million reflected lower sales of $23.8 million from engineered products and services and lower sales of energy systems of $3.1 million, partially offset by higher turbine engines sales of $1.4 million. The sales decrease from engineered products and services, primarily reflected lower sales of defense and space programs. Operating profit in 2013 primarily reflected the impact of lower sales, $1.9 million in severance and facility consolidation expenses, as well as higher pension expense. Pension expense was $6.7 million for 2013, compared with $2.7 million for 2012. Pension expense allocated to contracts pursuant to CAS was $8.5 million for 2013, compared with $8.4 million for 2012.
Cost of sales for 2013 decreased by $16.5 million, compared with 2012, and reflected the impact of lower sales, partially offset by the severance and facility consolidation expenses and higher pension expense. Cost of sales as a percentage of sales for 2013 increased to 83.6%, compared with 82.0% in 2012 and reflected the severance and facility consolidation expenses and higher pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $23.1 million in 2013, compared with $25.6 million in 2012, and reflected the impact of lower sales and lower research and development and bid and proposal expenses of $1.6 million. The selling, general and administrative expense percentage decreased slightly to 8.4% for 2013, compared with 8.5% for 2012.
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
Cost of sales for 2012 increased by $0.3 million, compared with 2011, and reflected product mix differences. Cost of sales as a percentage of sales for 2012 increased to 82.0%, compared with 81.1% in 2011 and reflected product mix differences. Operating profit included pension expense of $2.7 million for 2012, compared with $2.4 million for 2011. Pension expense allocated to contracts pursuant to CAS was $8.4 million for 2012, compared with $8.7 million for 2011.

Financial Condition, Liquidity and Capital Resources
Principal Capital Requirements
Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions, debt service requirements, share repurchases and acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund acquisitions in 2014. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Revolving Credit Agreement and Senior Notes
In March 2013, the Company amended its $550.0 million credit facility to increase the borrowing capacity to $750.0 million and extend the maturity date from February 2016 to March 2018. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. In November 2013, the Company amended its $200.0 million term loan agreements to extend the maturity dates from October 2015 to March 2019 and to lower the applicable interest rate. The other material terms of the term loan agreement, including covenants, remain unchanged. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit facility also provides for facility fees that vary between 0.125% and 0.30% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
Long-term debt consisted of the following (in millions):

Balance at	December 29, 2013	December 30, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
Term Loans due through March 2019, weighted average rate of 1.29% at December 29, 2013 and 1.59% at December 30, 2012	200.0	200.0
Other debt at various rates due through 2031	16.0	14.8
$750.0 million revolving credit facility, due March 2018, weighted average rate of 1.26% at December 29, 2013 and 2.44% at December 30, 2012	74.2	79.1
Total debt	540.2	543.9
Less: current portion of long-term debt	(2.1)	(0.5)
Total long-term debt	$538.1	$543.4
The Company also has $12.3 million in capital leases, of which $1.4 million is current. At December 29, 2013, Teledyne had $14.6 million in outstanding letters of credit.
The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 29, 2013, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.

At December 29, 2013, the required financial covenant ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due March 2019

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.6 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.4 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.6 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.4 to 1

(a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

(b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $662.0 million at December 29, 2013. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. No amounts are outstanding under this facility at December 29, 2013. The maximum amount that could be borrowed under our $750.0 million credit facility as of December 29, 2013 while still remaining in compliance with our consolidated leverage ratio covenant was $662.0 million.
Permanently Reinvested Earnings
We consider the earnings of material non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash requirements. At December 29, 2013, the amount of undistributed foreign earnings was $128.0 million. We have not recorded a deferred tax liability of approximately $31.2 million related to the $128.0 million of undistributed foreign earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 29, 2013. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (in millions):

Category	2014	2015	2016	2017	2018	2019 and beyond	Total
Long-term debt obligations	$—	$80.6	$5.6	$108.1	$89.4	$254.4	$538.1
Interest expense(a)	15.9	14.9	12.7	11.2	6.7	8.0	69.4
Operating lease obligations	20.5	18.3	13.2	10.2	6.1	21.0	89.3
Capital lease obligations(b)	2.0	1.8	1.7	1.4	1.4	6.9	15.2
Purchase obligations and other (c)	83.5	5.9	4.7	0.8	0.8	1.5	97.2
Total	$121.9	$121.5	$37.9	$131.7	$104.4	$291.8	$809.2

(a)
Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2013 and is assumed to be paid at the end of each quarter with the final payment in March 2018 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include contractual obligations for the purchase of goods and services.

Unrecognized tax benefits of $35.4 million are not included in the table above because $4.5 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history.
At December 29, 2013, we are not required to make any cash contributions to the domestic qualified pension plan for 2014. Teledyne expects to make a £1.5 million contribution to a foreign-based pension plan in 2014. Our minimum funding requirements after 2014, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension

Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2014 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined pension benefit plans obligation and may take additional actions in the future.
Operating Activities
In 2013, net cash provided by operating activities from continuing operations was $204.1 million, compared with $189.5 million in 2012 and $219.5 million in 2011. The higher cash provided by operating activities from continuing operations in 2013, compared with 2012, reflected lower cash contributions to the domestic pension plan and higher net income, partially offset by higher income tax payments. The 2013 net cash provided by operating activities from continuing operations amount includes voluntary cash contributions of $83.0 million to the domestic pension plan, compared with $92.8 million in voluntary cash contributions to the domestic pension plan for 2012 and $69.0 million in voluntary cash contributions to the domestic pension plan for 2011. The lower cash provided by operating activities from continuing operations in 2012, compared with 2011, reflected the impact of the timing of accounts receivable collections and higher cash contributions to the domestic pension plan, partially offset by lower income tax payments.
Free cash flow (cash from operating activities from continuing operations less capital expenditures) was $131.5 million in 2013, compared with $124.2 million in 2012 and $177.8 million in 2011. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis and was $182.9 million in 2013, compared with $184.5 million in 2012 and $221.8 million in 2011.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2013	2012	2011
Cash provided by operating activities, continuing operations	$204.1	$189.5	$219.5
Capital expenditures for property, plant and equipment	(72.6)	(65.3)	(41.7)
Free cash flow	131.5	124.2	177.8
Pension contributions, net of tax(b)	51.4	60.3	44.0
Adjusted free cash flow	$182.9	$184.5	$221.8

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

Working Capital
Working capital increased to $381.0 million at year-end 2013, compared with $337.5 million at year-end 2012. The increase primarily reflected working capital from recent acquisitions.
Balance Sheet Changes
The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2013	2012
Accounts receivable, net	$378.0	$350.3
Inventories, net	$294.3	$281.2
Property, plant and equipment, net	$357.7	$349.5
Goodwill	$1,037.8	$990.2
Acquired intangible assets, net	$270.9	$265.7
Prepaid pension assets	$222.0	$—
Long-term debt and capital lease obligations, net of current portion	$549.0	$556.2
Other long-term liabilities	$265.3	$239.5
Accumulated other comprehensive loss	$165.5	$273.4

The higher balances in accounts receivable, inventories, goodwill and acquired intangible assets were impacted by the acquisitions made in 2013. The increase in other long-term liabilities reflects deferred tax liabilities related to the non-cash reduction to stockholders’ equity for the pension and postretirement plans, partially offset by lower pension liabilities. In 2013, due to pension plan assets gains and pretax pension contributions, the domestic pension plan amounts recognized in the consolidated balance sheets changed from an unfunded pension liability to a prepaid pension asset. This also impacted the balance of accumulated other comprehensive loss which reflects a non-cash adjustment in 2013 of $108.0 million. The higher balances in property, plant and equipment also reflected the impact of acquisitions made in 2013 acquisitions, as well as capital spending, partially offset by depreciation. Long-term debt decreased and reflected cash flow applied against debt, partially offset by the impact of funds used for acquisitions in 2013 and pension contributions.
Investing Activities
Net cash used in investing activities included capital expenditures as presented below (in millions):

Capital Expenditures
	2013	2012	2011
Instrumentation	$22.0	$14.4	$9.5
Digital Imaging	20.2	23.5	13.8
Aerospace and Defense Electronics	15.3	12.6	12.5
Engineered Systems	3.6	4.2	5.9
Corporate	11.5	10.6	—
	$72.6	$65.3	$41.7
During 2014 we plan to invest approximately $77.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs, implement an enterprise resource planning software system and introduce new products. Commitments at December 29, 2013, for capital expenditures were approximately $12.9 million.
Investing activities from continuing operations used cash for acquisitions of $128.2 million, $389.2 million and $366.7 million, in fiscal 2013, 2012 and 2011, respectively (see “Recent Acquisitions”).
Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
In all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. The DALSA, Nova Sensors and Optech acquisitions are part of the Digital Imaging segment. The LeCroy, VariSystems, BlueView, and PDM Neptec acquisitions are part of the Instrumentation segment.
The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in fiscal 2013 and 2012 (in millions):

	Fiscal year 2013
Acquisition	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
RESON	March 1, 2013	$69.7	$35.1	$25.5
Axiom	May 8, 2013	4.0	3.4	0.3
CETAC	August 30, 2013	26.4	11.1	6.7
CDL	October 22, 2013	21.8	11.9	7.8
Purchase of remaining interest of Nova Sensors	July 8, 2013	4.9	—	—
Other investments		1.4	1.0	0.3
		$128.2	$62.5	$40.6

	Fiscal year 2012
Acquisition	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
VariSystems	February 25, 2012	$36.3	$14.2	$11.9
Optech	April 2, 2012	27.9	62.4	23.4
BlueView	July 2, 2012	16.3	10.8	4.8
LeCroy	August 3, 2012	301.3	174.4	67.6
PDM Neptec	August 3, 2012	7.4	3.3	1.3
		$389.2	$265.1	$109.0

Except for the CETAC acquisition, goodwill resulting from the acquisitions made in fiscal 2013 and 2012 will not be deductible for tax purposes.
The following is a summary, at the acquisition date, of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions made in fiscal 2013 and 2012 (in millions):

	2013	2012
Current assets, excluding cash acquired	$40.1	$116.2
Property, plant and equipment	8.3	79.1
Goodwill	62.5	265.1
Intangible assets	40.6	109.0
Other long-term assets	—	5.3
Total assets acquired	151.5	574.7

Current liabilities, including short-term debt	(21.4)	(61.8)
Other long-term liabilities	(6.8)	(73.9)
Total liabilities assumed	(28.2)	(135.7)

Noncontrolling interests (a)	4.9	(49.8)
Purchase price, net of cash acquired	$128.2	$389.2
(a) The 2013 amount relates to the purchase of the remaining interest in Nova Sensors. The 2012 amount relates to the purchase of the 32% interest in Optech.
Investing activities in 2011 also included the net of tax proceeds of $136.6 million received from the sale of our general aviation piston engine businesses.
Financing Activities
Cash provided by financing activities for 2013 reflected net payments on long-term debt of $5.0 million, compared with net proceeds from borrowings of $229.2 million for 2012 and $46.6 million for 2011. Fiscal years 2013, 2012 and 2011 reflect proceeds from the exercise of stock options of $12.1 million, $19.9 million and $14.8 million, respectively. Fiscal years 2013, 2012 and 2011 included $5.4 million, $8.4 million and $7.2 million, respectively, in excess tax benefits related to stock-based compensation. Cash provided by financing activities for 2011 also reflected the repurchase of common stock for $34.9 million.
At year-end 2013, we had $662.0 million of available committed credit under the $750.0 million credit facility, which can be utilized, as needed, for daily operating and periodic cash needs, including acquisitions. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at December 29, 2013. Total debt at year-end 2013 includes $250.0 million outstanding in Senior Notes, $200.0 million in term loans, $74.2 million outstanding under the $750.0 million credit facility and $16.0 million in other debt. The Company also has $12.3 million outstanding under capital leases, of which $1.4 million is current. At year-end 2013, Teledyne had $14.6 million in outstanding letters of credit.
In October 2011, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the company’s credit facility. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program. No repurchases were made in 2013 or 2012. In 2014, the Company has been repurchasing stock under the existing stock repurchase program.

Pension Plans
Teledyne has a domestic defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 20% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. In 2013, Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $83.0 million, before recovery from the U.S. Government. In 2012, Teledyne made pretax cash contributions of approximately $92.8 million to its domestic pension plan before recovery from the U.S. Government. In connection with a 2010 acquisition, the Company assumed responsibility for a frozen defined benefit pension plan based in the United Kingdom. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In connection with the 2012 acquisition of LeCroy, the Company assumed the responsibility for a defined benefit plan based in Switzerland covering certain employees of LeCroy. In connection with the 2013 acquisition of RESON, the Company assumed the responsibility for a Netherlands-based defined benefit plan covering certain employees of Teledyne RESON B.V.
Other Matters
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
The Company’s effective tax rate for 2013 was 17.7%, compared with 28.7% for 2012 and 32.9% for 2011. Fiscal years 2013, 2012 and 2011 included net discrete tax benefits of $21.3 million, $5.4 million and $2.4 million, respectively. These relate primarily to the remeasurement of uncertain tax positions, including expirations of the statute of limitations and favorable resolution of tax matters and increased federal tax credits for research and development. Excluding these items the Company’s effective tax rates for fiscal years 2013, 2012 and 2011 would have been 27.1%, 31.0% and 34.0%, respectively. The lower 2013 effective tax rate, compared with the 2012 effective tax rate, excluding the net discrete tax benefits, primarily reflected increased federal tax credits for research and development, a lower state effective tax rate and a change in the portion of foreign and domestic income. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, management believes that it is possible that some portion of deferred taxes will not be realized as a future tax benefit and therefore has recorded a valuation allowance. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.
Costs and Pricing
Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.
Hedging Activities; Market Risk Disclosures
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Following the acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. These contracts are designated and qualify as cash flow hedges.
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $1.4 million over the next 12 months based on the year end 2013 exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 29, 2013, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $70.7 million and these contracts had a negative fair value of $1.2 million. These foreign currency forward contracts have maturities ranging from March 2014 to February 2015.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables and as of December 29, 2013, Teledyne had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Euros		€1.7	Canadian Dollar	C$	2.5
Canadian Dollar	C$	29.3	U.S. Dollars		$28.2
Great Britain Pounds		£10.9	U.S. Dollars		$17.8
U.S. Dollars		$11.2	Euros		€8.2
U.S. Dollars		$1.5	Japanese Yen		¥160.0
Singapore Dollar	S$	0.9	U.S. Dollar		$0.8
Japanese Yen		¥67.0	Canadian Dollar	C$	0.7
These contracts had a negative fair value of $0.7 million at December 29, 2013. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% appreciation of the U.S. dollar from its value at December 29, 2013 would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.1 million. A hypothetical 10% depreciation of the U.S. dollar from its value at December 29, 2013 would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.1 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 29, 2013, we had $74.2 million outstanding indebtedness under our $750.0 million credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $0.7 million, assuming the $74.2 million in debt was outstanding for the full year.
We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Related Party Transactions
Dr. von Schack and Ms. Bruch are directors of The Bank of New York Mellon Corporation. Dr. Mehrabian was also a director of The Bank of New York Mellon Corporation until his retirement on April 12, 2011. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Mr. Cahouet had served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A., having retired on December 31, 1998. Mr. Cahouet ceased being a director of Mellon Financial Corporation on

April 18, 2000. We maintain various arms-length banking relationships with The Bank of New York Mellon Corporation. On March 1, 2013, we entered into a $750.0 million credit facility under which The Bank of New York Mellon Corporation is one of 13 lenders, having committed to lend up to $60.0 million. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Notwithstanding these relationships, our Board of Directors has determined that Ms. Bruch, Mr. Cahouet and Dr. von Schack are “independent,” within the meaning of the rules of the New York Stock Exchange, and are able to serve on the Audit Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Mr. Cahouet, and on the Personnel and Compensation Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Dr. von Schack and Ms. Bruch.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $9.1 million at December 29, 2013 and $3.2 million at December 30, 2012. The increase in 2013 included the impact of $5.3 million in environmental reserves for soil remediation related to exiting a facility. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period. See also our environmental risk factor disclosure beginning at page 21.
For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.
Government Contracts
We perform work on a number of contracts with the Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the Department of Defense, were approximately 27% of total sales in 2013, 32% of total sales in 2012 and 36% of total sales in 2011. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the Department of Defense represented approximately 21%, 26% and 29% of total sales for 2013, 2012 and 2011, respectively. See also our government contracts risks factor disclosure beginning at page 16.
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
Estimates and Reserves
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee dental and medical benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See “Other Matters - Critical Accounting Policies.”

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 29, 2013 and December 30, 2012 (in millions):
Reserves and Valuation Accounts (a)

	2013	2012
Allowance for doubtful accounts	$5.2	$4.7
LIFO inventory reserves	$16.6	$17.3
Other inventory reserves	$44.8	$42.0
Workers’ compensation and general liability reserves(b)	$9.1	$9.5
Warranty reserves(b)	$17.3	$17.8
Environmental reserves(b)	$9.1	$3.2
Other accrued liability reserves(b)	$28.6	$24.0

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

	2013	2012	2011
Balance at beginning of year	$17.8	$13.3	$13.0
Accruals for product warranties charged to expense	4.4	9.6	5.1
Cost of product warranty claims	(5.2)	(6.9)	(5.9)
Acquisitions	0.3	1.8	1.1
Balance at year-end	$17.3	$17.8	$13.3

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
Revenue Recognition
Commercial sales and sales from U.S. Government fixed-price type contracts are generally recorded as shipments are made or as services are rendered. Revenue related to a product or service is recognized when products are shipped to the customer or services have been rendered in accordance with terms of an agreement of sale, under which title and risk of loss have been transferred, collectability is reasonably assured and pricing is fixed or determinable. The Company’s typical terms of sale are FOB shipping point and, as such, the Company primarily records revenue for product sales upon shipment. For the very small percentage of sales where title and risk of loss passes at point of delivery, the Company recognizes revenue upon delivery to the customer, assuming all other criteria for revenue recognition are met. For contracts that require the Company to warehouse certain goods, revenue is recognized when all risks of loss is borne by the customer and all other criteria for revenue recognition are met. If any significant obligation to the customer with respect to a sales transaction remains to be fulfilled following shipment, typically involving acceptance by the buyer, revenue recognition is deferred until such obligations have been fulfilled following shipment. The Company does not offer substantial sales incentives and credits to customers. Accruals for sales returns and other allowances are provided at the time revenue is recognized based upon past experience. A small percentage of our revenues involve multiple deliverables which require us to determine the fair value of each deliverable and then allocate the total arrangement consideration among the separate deliverables based on the relative fair value percentages.  Also, extended or non-customary warranties do not represent a significant portion of our revenue, however when our revenue arrangements include an extended or non-customary warranty provision the revenue is deferred and recognized over the extended warranty coverage period
For certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion method (“POC”). We measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to and paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Sales under cost-reimbursement contracts, usually from the U.S. Government, are recorded as allowable costs are incurred and fees are earned. The percentage of Company sales recognized using the POC method has been decreasing and was 32.1% in 2013, 36.7% in 2012 and 39.4% in 2011, due to the increase in our commercial business which does not typically utilize the POC method.
The development of cost of sales percentages used to record costs under certain fixed-price type contracts and fees under certain cost-reimbursement type contracts accounted for under the POC method of accounting requires management’s judgment to make reasonably dependable cost estimates for the design, manufacture and delivery of products and services, generally over a long time period. Since certain fixed-price and cost-reimbursement type contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. For fixed-price contracts, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. These types of contracts and estimates are most frequently related to our sales to the U.S. Government or sales to other defense contractors for ultimate sale to the U.S. Government. Changes in estimates related to contracts accounted for under the POC method are recorded using the cumulative catch-up method of accounting. The net effect of these favorable and unfavorable changes in estimates were expense of $1.8 million in 2013 and $1.2 million in 2012 and $0.3 million of income in 2011. The aggregate effects of these favorable and unfavorable changes in estimates in 2013, 2012 and 2011 were $21.4 million, $18.0 million and $4.7 million of favorable operating income and $23.2 million, $19.2 million and $4.4 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustments to an individual contract within the aggregate changes in contract estimates for 2013, 2012 or 2011 was material to the consolidated statements of income for such annual periods.
Accounting for Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004 or approximately 20% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. In connection with recent acquisitions, the Company assumed responsibility for several smaller foreign-based benefit pension plans. The benefit obligation for the domestic defined benefit pension plan totaled $768.9 million at December 29, 2013 and the fair value of the net plan assets were $986.2 million at December 29, 2013. The benefit obligation for the foreign-based pension plans totaled $60.3 million at December 29, 2013 and the fair value of the net plan assets were $52.2 million at December 29, 2013. The Company’s accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. A significant element in determining the Company’s pension income or expense is the expected return on plan assets, as well as the assumed discount rate on pension liabilities. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2014 for its domestic pension plan and the assumed discount rate will be 5.4% in 2014 for its domestic pension plan. The Company’s long-term expected return on pension assets used in 2013 was 8.25% for its domestic pension plans and the assumed discount rate used in 2013 was 4.4%. The actual rate of return on pension assets was 19.6% in 2013 and 13.9% in 2012 for its domestic pension plan. If the actual rate of return on pension assets is above the projection, the Company may be able to reduce its contributions to the pension trust. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. The Company made voluntary pretax cash contributions of $83.0 million to its domestic pension benefit plan in 2013 and made a voluntary pretax cash contribution of $92.8 million in 2012, before recovery from the U.S. Government. The assumed long-term rate of return on assets is applied to the market-related value of net plan assets at the end of the previous year. The market-related value of plan assets is a smoothed value, where investment gains and losses have been smoothed over five years. This produces the expected return on plan assets that is included in the annual pension income or expense calculation for the current year. The cumulative difference between this expected return and the actual return on plan assets is deferred and amortized into pension income or expense over future periods. At year-end 2013 the Company has a $133.2 million non-cash reduction to stockholders’ equity and a long-term additional liability of $214.0 million related to its pension plans. At year-end 2012, the Company had a $257.1 million non-cash reduction to stockholders’ equity and a long-term additional liability of $418.6 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2013 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.1)	$2.2
Change in long-term rate of return on plan assets	$(2.2)	$2.2
See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.
Accounting for Business Combinations, Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
The results for all acquisitions are included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We would test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on the annual impairment test completed in the fourth quarter of 2013, the Company recorded a $1.2 million asset impairment related to acquired intangible assets. No impairment of goodwill was indicated.
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
As of December 29, 2013, the Company had 30 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $0.2 million to $229.1 million. The Company’s analysis in 2013 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units as of the fourth quarter of 2013, the annual testing date, ranged from approximately 83% to 2,604%.
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
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. The estimated fair values exceed the carrying value for each of the Company’s indefinite-lived intangible assets as of the fourth quarter of 2013, the annual testing date, except for the $1.2 million asset impairment related to an acquired intangible asset in 2013.

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
Our effective tax rates differ from the U.S. statutory rate primarily due to the tax impact of net discrete tax benefits, including prior year research and development tax credits, state taxes, tax audit settlements and non U.S. subsidiaries taxed at rates less than the 35% U.S. statutory rate. The effective tax rate was 17.7%, 28.7% and 32.9% in 2013, 2012 and 2011, respectively.
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

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2013	2012	2011
Beginning of year	$42.6	$25.8	$10.1
Increase in prior year tax positions (a)	3.5	18.1	18.7
Increase for tax positions taken during the current period	0.9	1.5	0.7
Reduction related to settlements with taxing authorities	(4.8)	—	—
Reduction related to lapse of the statute of limitations	(6.2)	(2.9)	(3.5)
Impact of exchange rate changes	(0.6)	0.1	(0.2)
End of year	$35.4	$42.6	$25.8
a) Includes the impact of acquisitions in all years.
We recognized tax benefits for interest and penalties related to unrecognized tax benefits of $2.2 million within the provision for income taxes in our statements of operations for 2013 compared with expense of $2.7 million for 2012. Interest and penalties in the amount of $3.4 million in 2013 and $5.8 million in 2012 were recognized in the statement of financial position.
As of December 29, 2013, we estimated that $30.9 million of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore be recognized as additional tax benefits in our income statement, since the $35.4 million of unrecognized tax benefits, would be offset by $4.5 million in deferred tax assets.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2009, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2005. The Company is currently under audit in California for tax periods 2007 through 2009. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2008.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $8.3 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.

Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Teledyne’s adoption of these provisions, effective December 31, 2012, did not have an impact on our financial position or results of operations.
In July 2013, the FASB issued accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss or a tax credit carryforward exists. Under the guidance, an entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the guidance, but does not anticipate that the implementation of this guidance will have a material impact on its consolidated financial statements.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, stock repurchases, taxes and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; and cuts to defense spending resulting from future deficit reduction measures, including potential automatic cuts to defense spending that have been triggered by the Budget Control Act of 2011 as amended by the Bipartisan Budget Act of 2013. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing could negatively affect our businesses that supply the oil and gas industry. In addition, financial market fluctuations affect the value of our pension assets.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report at page 47 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report at pages 58 through 98. See the “Index to Financial Statements and Related Information” at page 57.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 29, 2013, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 29, 2013, are effective.

Internal Controls
See Management Statement on page 58 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 59 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 29, 2013, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.
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
Jason VanWees, Senior Vice President, Strategy and Mergers & Acquisitions
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

Item 9B.	Other Information
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
In addition to the information set forth under the caption “Executive Management” beginning at page 10 in Part I of this Report, the information required by this item is set forth in the 2014 Proxy Statement under the captions “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2014 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth in the 2014 Proxy Statement under the caption “Stock Ownership Information” and on “Item 2 on Proxy Card - Approval of Teledyne Technologies Incorporated 2014 Incentive Award Plan”.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2014 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2014 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 3 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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
Our internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of Teledyne financial statements, as well as to safeguard the Company’s assets from unauthorized use or disposition.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation.
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2013. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) ( the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2013 acquisitions of RESON, CETAC, CDL and Axiom which are included in the 2013 consolidated financial statements of the Company and constituted: $158.3 million and $126.0 million of total and net assets, respectively, as of December 29, 2013 and $63.9 million and $1.4 million of total revenues and net loss, respectively, for the year then ended. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 29, 2013, the Company’s internal controls over financial reporting were effective.
Ernst and Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 59 of this Annual Report.

Date: February 24, 2014

/S/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 24, 2014

/S/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Teledyne Technologies Incorporated
We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2013 acquisitions of RESON, CETAC, CDL and Axiom, which are included in the 2013 consolidated financial statements of Teledyne Technologies Incorporated and constituted $158.3 million and $126.0 million of total and net assets, respectively, as of December 29, 2013 and $63.9 million and $1.4 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of these newly acquired entities.
In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on the COSO (1992 framework) criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013 of Teledyne Technologies Incorporated and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 29, 2013 and December 30, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 29, 2013 and December 30, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 24, 2014

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2013	2012	2011
Net Sales	$2,338.6	$2,127.3	$1,941.9
Costs and expenses
Cost of sales	1,500.0	1,379.1	1,290.7
Selling, general and administrative expenses	598.3	505.1	424.0
Total costs and expenses	2,098.3	1,884.2	1,714.7
Income before other income and income taxes	240.3	243.1	227.2
Other income, net	4.1	2.9	0.6
Interest and debt expense, net	(20.4)	(17.8)	(16.2)
Income from continuing operations before income taxes	224.0	228.2	211.6
Provision for income taxes	39.5	65.4	69.5
Net income from continuing operations including noncontrolling interest	184.5	162.8	142.1
Discontinued operations, net of income taxes	—	2.3	113.1
Net income	184.5	165.1	255.2
Noncontrolling interest	0.5	(1.0)	—
Net income attributable to Teledyne	$185.0	$164.1	$255.2

Net income from continuing operations including noncontrolling interest	$184.5	$162.8	$142.1
Noncontrolling interest	0.5	(1.0)	—
Net income from continuing operations	185.0	161.8	142.1
Discontinued operations, net of income taxes	—	2.3	113.1
Net income attributable to Teledyne	$185.0	$164.1	$255.2
Basic earnings per common share:
Continuing operations	$4.96	$4.41	$3.88
Discontinued operations	—	0.06	3.09
Basic earnings per common share	$4.96	$4.47	$6.97
Weighted average common shares outstanding	37.3	36.7	36.6
Diluted earnings per common share:
Continuing operations	$4.87	$4.33	$3.81
Discontinued operations	—	0.06	3.03
Diluted earnings per common share	$4.87	$4.39	$6.84
Weighted average diluted common shares outstanding	38.0	37.4	37.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2013	2012	2011
Net income	$184.5	$165.1	$255.2
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustment	(15.2)	14.3	(9.3)
Hedge activity and interest rate swap	(1.4)	2.8	(4.1)
Pension and postretirement benefit adjustments	124.5	(49.4)	(42.1)
Other comprehensive income (loss), net of tax (a)	107.9	(32.3)	(55.5)
Noncontrolling interest loss (income)	0.5	(1.0)	—
Comprehensive income attributable to Teledyne, net of tax	$292.9	$131.8	$199.7
(a) Net of income tax expense of $81.1 million in 2013 and income tax benefits of $30.2 million for 2012 and $24.2 million for 2011.

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2013	2012
Assets
Current Assets
Cash and cash equivalents	$66.0	$45.8
Accounts receivable, net	378.0	350.3
Inventories, net	294.3	281.2
Prepaid expenses and other current assets	60.8	67.5
Total current assets	799.1	744.8
Property, plant and equipment, net	357.7	349.5
Goodwill, net	1,037.8	990.2
Acquired intangibles, net	270.9	265.7
Prepaid pension assets	222.0	—
Other assets, net	63.6	56.2
Total Assets	$2,751.1	$2,406.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$147.5	$148.6
Accrued liabilities	267.1	256.7
Current portion of long-term debt and capital leases	3.5	2.0
Total current liabilities	418.1	407.3
Long-term debt and capital leases	549.0	556.2
Other long-term liabilities	265.3	239.5
Total Liabilities	1,232.4	1,203.0
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued and Outstanding shares; 37,571,182 at December 29, 2013 and 37,162,697 at December 30, 2012	0.4	0.4
Additional paid-in capital	328.8	297.8
Retained earnings	1,308.0	1,123.0
Accumulated other comprehensive loss	(165.5)	(273.4)
Total Teledyne Stockholders’ Equity	1,471.7	1,147.8
Noncontrolling interest	47.0	55.6
Total Stockholders’ Equity	1,518.7	1,203.4
Total Liabilities and Stockholders’ Equity	$2,751.1	$2,406.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Teledyne Technologies Incorporated Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 2, 2011	$0.4	$267.5	$—	$703.7	$(185.6)	$786.0	$1.0	$787.0
Net income	—	—	—	255.2	—	255.2	—	255.2
Other comprehensive loss, net of tax					(55.5)	(55.5)	—	(55.5)
Treasury stock purchase, net	—	—	(34.9)	—	—	(34.9)	—	(34.9)
Treasury stock issuance	—	(1.3)	4.3	—	—	3.0	—	3.0
Noncontrolling interest	—	—	—	—	—	—	4.8	4.8
Purchase of noncontrolling interest	—	(3.2)	—	—	—	(3.2)	(1.0)	(4.2)
Stock option compensation expense	—	5.8	—	—	—	5.8	—	5.8
Exercise of stock options and other, net	—	22.9	—	—	—	22.9	—	22.9
Balance, January 1, 2012	0.4	291.7	(30.6)	958.9	(241.1)	979.3	4.8	984.1
Net income	—	—	—	164.1	—	164.1	1.0	165.1
Other comprehensive loss, net of tax					(32.3)	(32.3)	—	(32.3)
Treasury stock issuance	—	(14.0)	30.6	—	—	16.6	—	16.6
Noncontrolling interest	—	—	—	—	—	—	49.8	49.8
Stock option compensation expense	—	8.0	—	—	—	8.0	—	8.0
Exercise of stock options and other, net	—	12.1	—	—	—	12.1	—	12.1
Balance, December 30, 2012	0.4	297.8	—	1,123.0	(273.4)	1,147.8	55.6	1,203.4
Net income (loss)	—	—	—	185.0	—	185.0	(0.5)	184.5
Other comprehensive loss, net of tax	—	—	—	—	107.9	107.9	—	107.9
Purchase of noncontrolling interest	—	—	—	—	—	—	(4.6)	(4.6)
Foreign currency translation adjustment - noncontrolling interest	—	—	—	—	—	—	(3.5)	(3.5)
Stock option compensation expense	—	10.7	—	—	—	10.7	—	10.7
Exercise of stock options and other, net	—	20.3	—	—	—	20.3	—	20.3
Balance, December 29, 2013	$0.4	$328.8	$—	$1,308.0	$(165.5)	$1,471.7	$47.0	$1,518.7
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2013	2012	2011
Operating Activities
Net income	$184.5	$165.1	$255.2
Discontinued operations, net of income taxes	—	(2.3)	(113.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91.1	78.3	64.2
Deferred income taxes	17.4	(17.9)	28.1
Stock option expense	10.7	8.0	5.8
Noncontrolling interest	(0.5)	1.0	—
Excess income tax benefits from stock options exercised	(5.4)	(8.4)	(7.2)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(7.1)	(28.5)	23.0
Inventories	0.6	(6.8)	(10.9)
Prepaid expenses and other assets	1.3	0.1	(1.6)
Accounts payable	(11.8)	22.3	(11.1)
Accrued liabilities	5.1	(22.1)	33.1
Income taxes payable, net	2.2	47.3	22.8
Long-term assets	(9.7)	(4.7)	(11.3)
Other long-term liabilities	3.3	14.0	(0.7)
Accrued pension obligation	(75.8)	(58.6)	(64.5)
Accrued postretirement benefits	(2.4)	(0.4)	2.1
Other operating, net	0.6	3.1	5.6
Net cash provided by operating activities from continuing operations	204.1	189.5	219.5
Net cash used in discontinued operations	—	—	(2.9)
Net cash provided by operating activities	204.1	189.5	216.6
Investing Activities
Purchases of property, plant and equipment	(72.6)	(65.3)	(41.7)
Purchase of businesses and other investments	(128.2)	(389.2)	(366.7)
Proceeds from the sale of businesses and disposal of fixed assets	5.8	1.1	137.0
Net cash used in investing activities from continuing operations	(195.0)	(453.4)	(271.4)
Net cash used in discontinued operations	—	—	(0.5)
Net cash used in investing activities	(195.0)	(453.4)	(271.9)
Financing Activities
Net proceeds (payments) - long-term debt	(5.0)	229.2	46.6
Purchase of treasury stock	—	—	(34.9)
Proceeds from stock options exercised	12.1	19.9	14.8
Income tax benefits from stock options exercised	5.4	8.4	7.2
Other financing, net	(1.4)	2.8	(4.1)
Net cash provided by financing activities	11.1	260.3	29.6
Increase (decrease) in cash and cash equivalents	20.2	(3.6)	(25.7)
Cash and cash equivalents—beginning of period	45.8	49.4	75.1
Cash and cash equivalents—end of period	$66.0	$45.8	$49.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 2013

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
Teledyne consists of the Instrumentation segment with principal operations in the United States, the United Kingdom and Denmark; the Digital Imaging segment with principal operations in the United States, Canada and the Netherlands: the Aerospace and Defense Electronics segment with principal operations in the United States and the United Kingdom; and the Engineered Systems segment with principal operations in the United States and the United Kingdom.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2013 was a 52-week fiscal year and ended on December 29, 2013. Fiscal year 2012 was a 52-week fiscal year and ended on December 30, 2012. Fiscal year 2011 was a 52-week fiscal year and ended on January 1, 2012. References to the years 2013, 2012 and 2011 are intended to refer to the respective fiscal year unless otherwise noted.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, asset valuations, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee dental and medical benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 29, 2013:

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balances as of December 30, 2012	$(17.2)	$(1.9)	$(254.3)	$(273.4)

Other comprehensive income (loss) before reclassifications	(15.2)	(2.7)	—	(17.9)
Amounts reclassified from AOCI	—	1.3	124.5	125.8
Net other comprehensive income	(15.2)	(1.4)	124.5	107.9
Balance as of December 29, 2013	$(32.4)	$(3.3)	$(129.8)	$(165.5)

The reclassification out of AOCI for the year ended December 29, 2013 are as follows:

	Amount reclassified from AOCI	Financial Statement Presentation
Loss on cash hedges:
Loss recognized in income on derivatives	$1.7	Other expense
Income tax impact	(0.4)	Income tax benefit
Total	$1.3

Amortization of defined benefit pension and postretirement plan items:
Amortization prior service cost	$(5.1)	See Note 12
Amortization of net actuarial loss	40.4	See Note 12
Pension adjustments	170.3	See Note 12
Total before tax	205.6
Tax effect	(81.1)
Net of tax	$124.5

Revenue Recognition
Commercial sales and revenue from U.S. Government fixed-price type contracts generally are recorded as shipments are made, as services are rendered or in some cases, on a percentage-of-completion basis. Sales under cost-reimbursement contracts are recorded as work is performed. A small percentage of our revenues involve multiple deliverables which require us to determine the fair value of each deliverable and then allocate the total arrangement consideration among the separate deliverables based on the relative fair value percentages.  Also, extended or non-customary warranties do not represent a significant portion of our revenue, however when our revenue arrangements include an extended or non-customary warranty provision the revenue is deferred and recognized over the extended warranty coverage period
Occasionally, for certain fixed-price type contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the percentage-of-completion (“POC”) method. Teledyne measures the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or based upon attainment of scheduled performance milestones which could be time, event or expense driven. Occasionally, invoices are submitted to be paid by the customer under a contractual agreement which has a different time schedule than the related revenue recognition. Since certain contracts extend over a long period of time, all revisions in cost and revenue estimates during the progress of work have the effect of adjusting the current period earnings on a cumulative catch-up basis. If the current contract estimate indicates a loss, provision is made for the total anticipated loss in the period that it becomes evident. Sales under cost-reimbursement contracts are recorded as allowable costs are incurred and fees are earned. For revenues recorded on contracts that require the Company to warehouse certain goods, all risks of loss is borne by the customer. Changes in estimates related to contracts accounted for under the POC method are recorded using the cumulative catch-up method of accounting. The net effect of these favorable and unfavorable changes in estimates were expense of $1.8 million in 2013 and $1.2 million in 2012 and $0.3 million of income 2011. The aggregate effects of these favorable and unfavorable changes in estimates in 2013, 2012 and 2011 were $21.4 million, $18.0 million and $4.7 million of favorable operating income and $23.2 million, $19.2 million and $4.4 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustments to an individual contract within the aggregate changes in contract estimates for 2013, 2012 or 2011 was material to the consolidated statements of income for such annual periods.

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

	2013	2012	2011
Balance at beginning of year	$17.8	$13.3	$13.0
Accruals for product warranties charged to expense	4.4	9.6	5.1
Cost of product warranty claims	(5.2)	(6.9)	(5.9)
Acquisitions	0.3	1.8	1.1
Balance at end of period	$17.3	$17.8	$13.3

Research and Development
Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $167.0 million in 2013, $131.6 million in 2012 and $101.9 million in 2011. Costs related to customer-funded research and development contracts were $221.2 million in 2013, $232.6 million in 2012 and $213.8 million in 2011 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2013	2012	2011
Net income from continuing operations including noncontrolling interest	$184.5	$162.8	$142.1
Noncontrolling interest	0.5	(1.0)	—
Discontinued operations, net of income taxes	—	2.3	113.1
Net income attributable to Teledyne	$185.0	$164.1	$255.2
Basic earnings per common share:
Weighted average common shares outstanding	37.3	36.7	36.6
Basic earnings per common share
Continuing operations	$4.96	$4.41	$3.88
Discontinued operations	—	0.06	3.09
Basic earnings per common share	$4.96	$4.47	$6.97
Diluted earnings per share:
Weighted average common shares outstanding	37.3	36.7	36.6
Dilutive effect of exercise of options outstanding	0.7	0.7	0.7
Weighted average diluted common shares outstanding	38.0	37.4	37.3
Diluted earnings per common share
Continuing operations	$4.87	$4.33	$3.81
Discontinued operations	—	0.06	3.03
Diluted earnings per common share	$4.87	$4.39	$6.84
For 2013, 2012 and 2011, 9,000, 513,340 and 388,660 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods.
For 2013, 2012 and 2011, stock options to purchase 2.7 million, 2.0 million and 2.3 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.
 In addition 4,996 contingent shares of the Company’s common stock under a compensation plan were excluded from fully diluted shares outstanding for 2011, respectively, since performance and other conditions for issuance were not met. No shares were excluded for 2013 and 2012.
Accounts Receivable
Receivables are presented net of a reserve for doubtful accounts of $5.2 million at December 29, 2013, and $4.7 million at December 30, 2012. Expense recorded for the reserve for doubtful accounts was $0.9 million, $0.7 million, and $0.7 million for 2013, 2012, and 2011, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.

Cash and Cash Equivalents
Cash and cash equivalents totaled $66.0 million at December 29, 2013 of which $55.2 million was held by foreign subsidiaries of Teledyne. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.3 million at December 29, 2013 and $2.4 million at December 30, 2012.
Inventories
Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are principally valued on an average cost, or first-in, first-out method, while the remainder are stated at cost based on the last-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs.
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $59.6 million in 2013, $48.9 million in 2012 and $39.6 million in 2011.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the annual impairment test completed in the fourth quarter of 2013, the Company recorded a $1.2 million asset impairment related to acquired intangible assets. No impairment of goodwill was indicated.
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
Hedging Activities/Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. Following the acquisition of DALSA, the Company began to utilize foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars. These contracts are designated and qualify as cash flow hedges.
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $1.4 million over the next 12 months based on the year end 2013 exchange rate.
In the event that the gains or losses in accumulated other comprehensive income (“AOCI”) are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 29, 2013, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $70.7 million and these contracts had a fair value of $1.2 million. These foreign currency forward contracts have maturities ranging from March 2014 to February 2015.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 29, 2013, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Euros		€1.7	Canadian Dollar	C$	2.5
Canadian Dollar	C$	29.3	U.S. Dollars		$28.2
Great Britain Pounds		£10.9	U.S. Dollars		$17.8
U.S. Dollars		$11.2	Euros		€8.2
U.S. Dollars		$1.5	Japanese Yen		¥160.0
Singapore Dollar	S$	0.9	U.S. Dollar		$0.8
Japanese Yen		¥67.0	Canadian Dollar	C$	0.7
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

The effect of derivative instruments designated as cash flow hedges for 2013 and 2012 was as follows (in millions):

	2013	2012
Net gain (loss) recognized in AOCI (a)	$(3.7)	$2.0
Net loss reclassified from AOCI into cost of sales (a)	$(1.8)	$(0.9)
Net foreign exchange gain recognized in other income and expense (b)	$0.5	$0.5
(a)Effective portion
(b)Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2013 and 2012 was a loss of $1.1 million and $0.1 million, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	December 29, 2013	December 30, 2012
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$—	$0.8
Cash flow forward contracts	Accrued liabilities	(1.2)	—
Total derivatives designated as hedging instruments		(1.2)	0.8
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.2	0.1
Non-designated forward contracts	Accrued liabilities	(0.9)	(0.2)
Total derivatives not designated as hedging instruments		(0.7)	(0.1)
Total asset/(liability) derivatives		$(1.9)	$0.7
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $32.8 million for 2013. Tax refunds received in 2013 totaled $3.3 million. Cash payments for federal, foreign and state income taxes were $15.0 million for 2012. Tax refunds received in 2012 totaled $1.9 million. Cash payments for federal, foreign and state income taxes were $21.9 million for 2011. This amount does not include $51.3 million in income taxes paid on the gain on the sale of discontinued operations. Tax refunds received in 2011 totaled $11.1 million. Cash payments for interest and credit facility fees totaled $19.7 million, $16.2 million and $15.7 million for 2013, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Teledyne’s adoption of these provisions, effective December 31, 2012, did not have an impact on our financial position or results of operations.
In July 2013, the FASB issued accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss or a tax credit carryforward exists. Under the guidance an entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. An entity is required to apply the amendments prospectively for annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the guidance, but does not anticipate that the implementation of this guidance will have a material impact on its consolidated financial statements.
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $128.2 million, $389.2 million and $366.7 million on acquisitions in 2013, 2012 and 2011, respectively.
On October 22, 2013, a subsidiary of Teledyne acquired C.D. Limited for $21.8 million in cash, net of cash acquired. C.D. Limited (“CDL”), headquartered in Aberdeen, Scotland, is a leading supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications. CDL had sales of £9.9 million for its fiscal year ended December 31, 2012 and is part of the Instrumentation segment.
On August 30, 2013, a subsidiary of Teledyne acquired the assets of SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) for $26.4 million. Teledyne paid a $0.4 million purchase price adjustment in the fourth quarter. CETAC, headquartered in Omaha, Nebraska is a designer and manufacturer of automated sample handling and sample introduction equipment for laboratory instrumentation. CETAC had sales of $24.0 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
On July 8, 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) that it did not already own for $4.9 million. Nova Sensors produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment.
On May 8, 2013, a subsidiary of Teledyne acquired Axiom, for an initial payment of $4.0 million, net of cash acquired, with an additional $1.3 million expected to be paid in equal installments over three years. Axiom is located in the Netherlands and is a fabless semiconductor company that develops high-performance CMOS mixed-signal integrated circuits and is part of the Digital Imaging segment.
On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON for $69.7 million, net of cash acquired. RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012 and is part of the Instrumentation segment. Also in 2013, the Company spent $1.4 million on certain assets.
On August 3, 2012, Teledyne acquired LeCroy Corporation (“LeCroy”) for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011 and is part of the Instrumentation segment.
In addition to the acquisition of LeCroy in 2012, the Company completed the acquisition of four other businesses in 2012 for $87.9 million in cash, net of cash acquired. The additional businesses acquired expanded our portfolio of rugged interconnect solutions, increased our instrumentation content on AUVs and ROVs used in oil and gas and marine survey applications, added 3D imaging capability to our portfolio of visible, X-ray and ultraviolet sensors, cameras, added bathymetric LIDAR systems used for coastal mapping and shallow water profiling and expanded our line of harsh environmental marine connectors. The aggregate annual sales of the five businesses acquired at the time of their respective acquisitions, in each case based on the acquired company’s revenues for its last completed fiscal year prior to the acquisition, were approximately $98.7 million.
On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51% from the original 19% interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. At the time of the purchase, the value of Optech’s total equity was based on the same per share price as those shares purchased by Teledyne to obtain the majority interest in 2012 and the value of the non-controlling interest was 49% of Optech’s total equity and was equal to $49.8 million. The minority ownership of Optech was $47.3 million and $49.8 million at December 29, 2013 and December 30, 2012, respectively. Optech had sales of CAD $54.7 million for its fiscal year ended March 30, 2012 and is reported as part of the Digital Imaging segment.
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
The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
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

Fiscal Year (a)
(unaudited, in millions, except per-share amounts)	2011
Net sales	$1,966.0
Net income from continuing operations	$133.5
Net income attributable to Teledyne	$246.6
Basic earnings per common share – continuing operations	$3.65
Basic earnings per common share – attributable to Teledyne	$6.74
Diluted earnings per common share – continuing operations	$3.58
Diluted earnings per common share – attributable to Teledyne	$6.61

(a)	The above unaudited proforma information is presented for the DALSA acquisition as it is considered a material acquisition.
Teledyne’s goodwill was $1,037.8 million at December 29, 2013 and $990.2 million at December 30, 2012. The increase in the balance of goodwill in 2013 resulted from current year acquisitions, partially offset by the impact of exchange rate changes and also reflected a $4.9 million reduction related to a purchase accounting adjustment for the LeCroy acquisition. In the second quarter of 2013, the Company identified an immaterial misstatement in purchase accounting related to the 2012 LeCroy acquisition after the allocation period had ended. The Company increased long term deferred tax assets by $4.9 million and reduced goodwill by the same amount in the second quarter of 2013. Teledyne’s net acquired intangible assets were $270.9 million at December 29, 2013 and $265.7 million at December 30, 2012. The increase in the balance of acquired intangible assets in 2013 resulted from current year acquisitions, partially offset by amortization and the impact of exchange rate changes. The Company’s cost to acquire RESON, Axiom, CETAC and CDL has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the 2013 acquisitions, except for the CDL acquisition. The Company is still in the process of specifically identifying the amount to be assigned to certain liabilities and the related impact on taxes and goodwill for the CDL acquisition. The Company made preliminary estimates as of December 29, 2013, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

The following tables show the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in 2013 and 2012 (in millions):

	Fiscal year 2013
Name	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
RESON	March 1, 2013	$69.7	$35.1	$25.5
Axiom	May 8, 2013	4.0	3.4	0.3
CETAC	August 30, 2013	26.4	11.1	6.7
CDL	October 22, 2013	21.8	11.9	7.8
Purchase of remaining interest of Nova Sensors	July 8, 2013	4.9	—	—
Other investments		1.4	1.0	0.3
		$128.2	$62.5	$40.6

	Fiscal year 2012
Name	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
LeCroy	August 3, 2012	$301.3	$174.4	$67.6
PDM Neptec	August 3, 2012	7.4	3.3	1.3
Blue View	July 2, 2012	16.3	10.8	4.8
Optech (a)	April 2, 2012	27.9	62.4	23.4
VariSystems	February 25, 2012	36.3	14.2	11.9
		$389.2	$265.1	$109.0

(a)
In April 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51% from the original 19% interest purchased in 2011. With the April 2012 purchase, we now consolidate 100% of Optech’s balance sheet and financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. The goodwill and acquired intangible assets are based on 100% of Optech’s balance sheet, while the purchase price represents the additional purchase of the 32% interest.

The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made in 2013 and 2012 (in millions):

	2013	2012
Current assets, excluding cash acquired	$40.1	$116.2
Property, plant and equipment	8.3	79.1
Goodwill	62.5	265.1
Other acquired intangible assets	40.6	109.0
Other long-term assets	—	5.3
Total assets acquired	151.5	574.7
Current liabilities	(21.4)	(61.8)
Long-term liabilities	(6.8)	(73.9)
Total liabilities assumed	(28.2)	(135.7)
Noncontrolling interests (a)	4.9	(49.8)
Purchase price, net of cash acquired	$128.2	$389.2
(a) The 2012 amount relates to the purchase of the 32% interest in Optech. The 2013 amount relates to the purchase of the remaining interest in Nova Sensors.

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2013 and 2012 (dollars in millions):

	2013		2012
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years	Intangible Assets	Weighted average useful life in years
Proprietary technology	$17.5	10.0	$50.4	9.5
Customer list/relationships	11.1	9.7	21.4	10.2
Backlog	0.7	0.6	1.1	0.4
Trademarks	—	—	0.1	1.0
Total intangibles subject to amortization	29.3	9.6	73.0	9.5

Intangibles not subject to amortization:
Trademarks	11.3	n/a	36.0	n/a
Total intangibles not subject to amortization	11.3	n/a	36.0	n/a
Total acquired intangible assets	$40.6	n/a	$109.0	n/a

Goodwill	$62.5	n/a	$265.1	n/a
Except for the CETAC acquisition, goodwill resulting from the acquisitions made in fiscal 2013 and 2012 will not be deductible for tax purposes.
The following table summarizes the changes in the carrying value of goodwill (in millions):

	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 1, 2012	$288.4	$261.2	$144.5	$23.7	$717.8
Current year acquisitions	202.7	62.4	—	—	265.1
Foreign currency changes	2.7	3.5	0.7	0.4	7.3
Balance at December 30, 2012	493.8	327.1	145.2	24.1	990.2
Current year acquisitions	58.1	4.4	—	—	62.5
Foreign currency changes and other	(2.4)	(13.0)	0.4	0.1	(14.9)
Balance at December 29, 2013	$549.5	$318.5	$145.6	$24.2	$1,037.8

 The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2013			2012
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other acquired intangible assets:
Proprietary technology	$191.3	$82.5	$108.8	$176.3	$63.9	$112.4
Customer list/relationships	100.5	42.7	57.8	91.1	33.9	57.2
Patents	0.7	0.6	0.1	0.7	0.6	0.1
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	3.3	1.7	1.6	3.3	1.4	1.9
Backlog	12.9	12.8	0.1	12.3	12.2	0.1
Other acquired intangible assets subject to amortization	309.6	141.2	168.4	284.6	112.9	171.7
Other acquired intangible assets not subject to amortization
Trademarks	102.5	—	102.5	94.0	—	94.0
Total other acquired intangible assets:	$412.1	$141.2	$270.9	$378.6	$112.9	$265.7

Amortizable other intangible assets are amortized on a straight-line basis over their estimated useful lives ranging from one to 15 years. Consistent with Teledyne’s growth strategy, we seek to acquire companies in markets characterized by high barriers to entry and that include specialized products not likely to be commoditized.  Given our markets and highly engineered nature of our products, the rates of new technology development and customer acquisition and/or attrition are often not volatile.  As such, we believe the value of acquired intangible assets decline in a linear, as opposed to an accelerated fashion, and we believe amortization on a straight-line basis is appropriate.
The Company recorded $31.5 million, $29.4 million and $24.6 million in amortization expense in 2013, 2012 and 2011, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2014 - $29.6; 2015 - $28.0; 2016 - $25.2; 2017 - $23.6; 2018 - $20.6.
The estimated remaining useful lives by asset category as of December 29, 2013, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	5.3
Customer list/relationships	5.8
Patents	7.1
Backlog	0.1
Trademarks	8.5
Total intangibles subject to amortization	5.5
Note 4. Financial Instruments
The Company had $0.3 million and $2.4 million of cash equivalents at December 29, 2013 and December 30, 2012, respectively, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of December 29, 2013 and December 30, 2012, are disclosed in Note 2, “Hedging Activities/Derivative Instruments,” of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 10, “Long-Term Debt,” of the Notes to the Consolidated Financial Statements is approximately $250.0 million based upon Level 2 inputs at December 29, 2013 and December 30, 2012. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 10, at December 29, 2013 and December 30, 2012 approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable
Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2013	2012
Commercial and other receivables	$329.7	$300.9
U.S. Government and prime contractors contract receivables:
Billed receivables	25.7	26.0
Unbilled receivables	27.8	28.2
	383.2	355.1
Reserve for doubtful accounts	(5.2)	(4.8)
Total accounts receivable, net	$378.0	$350.3
The billed contract receivables from the U.S. Government and prime contractors contain $18.6 million and $21.0 million at December 29, 2013 and December 30, 2012, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $23.2 million and $23.6 million at December 29, 2013 and December 30, 2012, respectively, due to long-term contracts.
Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6. Inventories
Inventories consist of the following (in millions):

	Balance at year-end
	2013	2012
Raw materials and supplies	$130.7	$129.4
Work in process	151.5	145.9
Finished goods	41.4	30.5
	323.6	305.8
Progress payments	(12.7)	(7.3)
LIFO reserve	(16.6)	(17.3)
Total inventories, net	$294.3	$281.2
Inventories at cost determined on the LIFO method were $83.4 million at December 29, 2013 and $91.5 million at December 30, 2012. The remainder of the inventories using average cost or the FIFO methods, were $240.2 million at December 29, 2013 and $214.3 million at December 30, 2012.
The Company recorded $0.7 million in LIFO income in 2013. The Company recorded less than $0.1 million in LIFO income in 2012 and LIFO expense of $0.9 million in 2011.
Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $44.8 million and $42.0 million at December 29, 2013, and December 30, 2012, respectively.
Inventories, before progress payments, related to long-term contracts were $40.7 million and $40.8 million at December 29, 2013, and December 30, 2012, respectively. Progress payments related to long-term contracts were $0.1 million and $1.3 million at December 29, 2013 and December 30, 2012, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7. Supplemental Balance Sheet Information
Property, plant and equipment were as follows (in millions):

	Balance at year-end
	2013	2012
Land	$34.0	$35.9
Buildings	171.0	163.8
Equipment and software	519.7	477.7
	724.7	677.4
Accumulated depreciation and amortization	(367.0)	(327.9)
Total property, plant and equipment, net	$357.7	$349.5

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	December 29, 2013	December 30, 2012
Deferred tax assets	Prepaid expenses and other current assets	$31.9	$39.8
Deferred compensation assets	Other assets	$44.7	$37.8
Salaries and wages	Accrued liabilities	$103.2	$101.6
Customer deposits and credits	Accrued liabilities	$55.6	$66.5
Accrued pension obligation	Other long-term liabilities	$8.5	$57.0
Accrued postretirement benefits	Other long-term liabilities	$10.3	$12.8
Deferred tax liabilities	Other long-term liabilities	$112.3	$33.3
Deferred compensation liabilities	Other long-term liabilities	$43.1	$36.1

Note 8. Stockholder’s Equity
The following is an analysis of Teledyne’s common stock share activity:

Shares
Balance, January 2, 2011	36,363,372
Stock options exercised and other	663,643
Balance, January 1, 2012	37,027,015
Stock options exercised and other	135,682
Balance, December 30, 2012	37,162,697
Stock options exercised and other	408,485
Balance, December 29, 2013	37,571,182
Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2013, 2012 or 2011.
Treasury Stock
In October 2011, Teledyne’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. Shares could be repurchased in a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934. The repurchase program is expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the Company’s credit facility. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program. Such repurchased shares became treasury stock. Teledyne issues shares for share-based compensation plans from treasury stock. Teledyne has no shares of treasury stock at December 29, 2013. No shares were repurchased in 2013 or 2012 under the program. In 2014, the Company began repurchasing stock under its stock repurchase program authorized in October 2011.
Stock Incentive Plan
Teledyne has long-term incentive plans which provide its Board of Directors the flexibility to grant restricted stock, restricted stock units, performance shares, non-qualified stock options, incentive stock options and stock appreciation rights to officers and employees of Teledyne. Employee stock options become exercisable in one-third increments on the first, second and third anniversary of the grant and have a maximum 10 years life.
The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2013 were similar to those used in estimating the fair value of stock options granted in 2012 and 2011. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $10.7 million, $8.0 million, and $5.8 million for stock option expense, for 2013, 2012 and 2011, respectively. The Company issues shares of common stock upon the exercise of stock options.
The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options granted. The period used for the historical stock price corresponded to the expected term of the options. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

The following assumptions were used in the valuation of stock options granted in 2013, 2012 and 2011:

For the year	2013	2012	2011
Expected dividend yield	—	—	—
Expected volatility	31.9%	34.1%	36.8%
Risk-free interest rate	0.9%	1.1%	2.1%
Expected life in years	7.3	6.7	6.2
Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2013, 2012 and 2011 was $27.17, $23.90 and $18.94, respectively.
Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,203,005	$45.90	2,322,845	$38.19	2,456,296	$33.07
Granted	573,724	$75.17	500,006	$64.73	499,038	$47.35
Exercised	(313,265)	$37.10	(542,205)	$29.92	(576,575)	$23.89
Canceled or expired	(44,092)	$57.68	(77,641)	$48.19	(55,914)	$42.94
Ending balance	2,419,372	$53.77	2,203,005	$45.90	2,322,845	$38.19
Options exercisable at end of period	1,414,002	$43.40	1,323,965	$39.07	1,586,480	$34.79
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 29, 2013 under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$13.45-$20.00	12,898	$19.27	0.1	12,898	$19.27
$20.01-$30.00	129,512	$26.99	1.2	129,512	$26.99
$30.01-$40.00	422,789	$36.82	2.8	422,789	$36.82
$40.01-$50.00	580,202	$44.75	6.7	461,200	$44.21
$50.01-$60.00	262,156	$50.95	4.6	245,976	$50.82
$60.01-$70.00	441,841	$64.73	8.4	141,627	$64.73
$70.01-$77.45	569,974	$75.17	9.4	—	$—
	2,419,372	$53.77	6.4	1,414,002	$43.40

Non-Employee Director Stock Compensation Plan
Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and may receive stock or stock options in lieu of their respective retainer and meeting fees. The options become exercisable one year after issuance and have a maximum 10 years life.
Stock option transactions for Teledyne’s non-employee director stock option plans are summarized as follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	308,908	$39.35	404,692	$32.85	440,825	$28.15
Granted	42,166	$71.22	43,548	$59.17	42,759	$45.19
Exercised	(26,363)	$20.86	(139,332)	$26.66	(78,892)	$13.31
Canceled or expired	(330)	$40.70	—	$—	—	$—
Ending balance	324,381	$44.99	308,908	$39.35	404,692	$32.85
Options exercisable at end of period	282,215	$41.07	265,360	$36.10	361,933	$31.39
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 29, 2013 under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$17.99-$20.00	9,006	$18.90	2.0	9,006	$18.90
$20.01-$30.00	62,042	$26.26	3.2	62,042	$26.26
$30.01-$40.00	67,813	$34.47	4.6	67,813	$34.47
$40.01-$50.00	84,589	$46.08	6.1	81,220	$46.12
$50.01-$60.00	30,797	$53.65	4.8	28,000	$53.76
$60.01-$70.00	34,134	$64.55	8.4	34,134	$64.55
$70.01-$75.13	36,000	$75.13	9.4	—	$—
	324,381	$44.99	5.6	282,215	$41.07

The total pretax intrinsic value of options exercised during 2013 and 2012 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $14.2 million and $22.3 million, respectively. At December 29, 2013, the intrinsic value of stock options outstanding was $72.2 million and the intrinsic value of stock options exercisable was $70.6 million. During 2013 and 2012, the amount of cash received from the exercise of stock options was $12.1 million and $19.9 million, respectively.
At December 29, 2013, there was $16.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.
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
In January 2009, the performance cycle for the three-year period ending December 30, 2012 was set. Based on the performance over the three-year period, at December 30, 2012 109,557 shares were calculated to be issued in three equal installments during 2012, 2013 and 2014. The first installment in 2012 was paid entirely in cash based upon the then current market price of $55.58 per share multiplied by 36,531 shares that would have been issued. In 2013, the Company issued 23,519 shares for the second installment. For the third and final installment in 2014, the Company issued 19,742 shares.

The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne's stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $3.2 million, $3.2 million and $3.7 million in compensation expense related to the PSP program for fiscal years 2013, 2012 and 2011, respectively. At December 29, 2013 based on the estimated performance over the three year performance period, there was $3.2 million unrecognized compensation cost related to the PSP program.
Restricted Stock Award Program
Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to a specified percentage of the participant's annual base salary at the date of grant. The restricted stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. At December 29, 2013, an aggregate of 129,283 shares of restricted stock were issued and outstanding.

The following table summarizes Teledyne’s restricted stock activity:

	Shares	Weighted average fair value per share
Balance, January 2, 2011	109,002	$32.22
Granted	43,654	$37.22
Issued	(27,913)	$37.89
Forfeited/Canceled	(7,311)	$30.77
Balance, January 1, 2012	117,432	$32.82
Granted	37,304	$44.34
Issued	(32,610)	$30.97
Forfeited/Canceled	(357)	$30.97
Balance, December 30, 2012	121,769	$36.85
Granted	48,325	$64.46
Issued	(39,867)	$29.62
Forfeited/Canceled	(944)	$29.62
Balance, December 29, 2013	129,283	$51.48
The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $2.1 million, $1.4 million and $1.4 million in compensation expense related to the restricted stock award program for fiscal years 2013, 2012 and 2011, respectively. At December 29, 2013, there was $2.5 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of 1.3 years.

Note 9. Related Party Transactions
Dr. von Schack and Ms. Bruch are directors of The Bank of New York Mellon Corporation. Dr. Mehrabian was also a director of The Bank of New York Mellon Corporation until his retirement on April 12, 2011. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Mr. Cahouet had served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A., having retired on December 31, 1998. Mr. Cahouet ceased being a director of Mellon Financial Corporation on April 18, 2000. We maintain various arms-length banking relationships with The Bank of New York Mellon Corporation. On March 1, 2013, we entered into a $750.0 million credit facility under which The Bank of New York Mellon Corporation is one of 13 lenders, having committed to lend up to $60.0 million. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Notwithstanding these relationships, our Board of Directors has determined that Ms. Bruch, Mr. Cahouet and Dr. von Schack are “independent,” within the meaning of the rules of the New York Stock Exchange, and are able to serve on the Audit Committee and the

Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Mr. Cahouet, and on the Personnel and Compensation Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Dr. von Schack and Ms. Bruch.

Note 10. Long-Term Debt
At December 29, 2013, Teledyne had $538.1 million in long-term debt outstanding. At December 30, 2012, Teledyne had $543.4 million in long-term debt outstanding.
In March 2013, the Company amended its $550.0 million credit facility to increase the borrowing capacity to $750.0 million and extend the maturity date from February 2016 to March 2018. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. In November 2013, the Company amended its $200.0 million term loan agreement to extend the maturity date from October 2015 to March 2019. The other material terms of the term loan agreement, including covenants, remain unchanged. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.125% and 0.30% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at December 29, 2013 or December 30, 2012. The Company also has $12.3 million outstanding under capital leases, of which $1.4 million is current. At year-end 2013, Teledyne had $14.6 million in outstanding letters of credit.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $662.0 million at December 29, 2013. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at December 29, 2013, the Company was in compliance with these covenants.
Total interest expense including credit facility fees and other bank charges was $20.4 million in 2013, $18.2 million in 2012 and $16.7 million in 2011.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at December 29, 2013 and December 30, 2012, approximated the carrying value. Long-term debt consisted of the following (in millions):

Balance at	December 29, 2013	December 30, 2012
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
5.30% Senior Notes due September 2020	75.0	75.0
Term Loans due through March 2019, weighted average rate of 1.29% at December 29, 2013 and 1.59% at December 30, 2012	200.0	200.0
Other debt at various rates due through 2031	16.0	14.8
$750.0 million revolving credit facility, weighted average rate of 1.26% at December 29, 2013 and 2.44% at December 30, 2012	74.2	79.1
Total debt	$540.2	$543.9
Less: current portion of long-term debt	(2.1)	(0.5)
Total long-term debt	$538.1	$543.4

No minimum principal payments on the $750.0 million revolving credit facility are required until March 2018. The Company will be required to make minimum principal payments on the $200.0 million term loans beginning in March 2015. Future minimum principal payments on long-term debt are as follows: 2015 - $80.6 million; 2016 - $5.6 million; 2017 - $108.1 million; 2018 - $89.4 million; 2019 and beyond - $254.4 million. The Company has no sinking fund requirements.

Note 11. Income Taxes
Income from continuing operations before income taxes included income from domestic operations of $176.7 million for 2013, $195.1 million for 2012 and $180.7 million for 2011. Income before taxes included income from foreign operations of $47.3 million for 2013, $33.1 million for 2012 and $30.9 million for 2011.
Provision (benefit) for income taxes from continuing operations was as follows (in millions):

	2013	2012	2011
Current
Federal	$21.6	$44.2	$29.1
State	3.5	4.8	8.1
Foreign	0.2	7.4	10.0
Total current	25.3	56.4	47.2
Deferred
Federal	18.2	11.8	28.3
State	(2.3)	4.4	(5.1)
Foreign	(1.7)	(7.2)	(0.9)
Total deferred	14.2	9.0	22.3
Provision for income taxes	$39.5	$65.4	$69.5
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2013	2012	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9	3.2	1.8
Research and development tax credits	(4.5)	(2.4)	(2.6)
Investment tax credits	(2.4)	(3.4)	(2.3)
Qualified production activity deduction	(1.7)	(1.9)	(1.4)
Foreign rate differential	(3.4)	(2.6)	(0.8)
Net accruals (reversals) for unrecognized tax benefits	(5.4)	0.7	2.3
Other	(1.8)	0.1	0.9
Effective income tax rate	17.7%	28.7%	32.9%

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
The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2013	2012
Deferred income tax assets:
Current:
Accrued liabilities	$14.6	$11.8
Inventory valuation	11.2	11.5
Accrued vacation	11.3	11.1
Deferred compensation and other benefits plans	1.0	1.0
Intangible amortization	0.7	5.7
Other	0.3	—
Valuation allowance	(5.8)	(0.9)
Long-term:
Postretirement benefits other than pensions	5.3	5.8
Accrued liabilities	13.0	9.4
Deferred compensation and other benefit plans	—	37.4
Tax credit and NOL carryforward amounts	64.5	37.1
Other	1.2	—
Valuation allowance	(20.2)	(2.2)
Total deferred income tax assets	97.1	127.7
Deferred income tax liabilities:
Current:
Other items	1.4	1.3
Long-term:
Property, plant and equipment differences	28.8	54.6
Deferred compensation and other benefit plans	48.2	—
Intangible amortization	98.8	65.3
Other	0.3	—
Total deferred income tax liabilities	177.5	121.2
Net deferred income tax assets (liabilities)	$(80.4)	$6.5
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets increased by $22.9 million in 2013, primarily related to an acquired net operating loss carryforward and an acquired tax credit carryforward.
At December 29, 2013, the Company had approximately $79.5 million of net operating losses generated from foreign entities including Canada, Denmark and other foreign entities, of which $69.6 million has no expiration date, and $8.7 million of Canadian federal net operating losses and $1.0 million of Canadian provincial net operating losses have expiration dates ranging from 2029 through 2031. The Company had Canadian investment tax credits of $30.4 million, which have expiration dates of 2027 to 2033 and Canadian provincial tax credits of $0.8 million which have expiration dates of 2032 to 2033. In addition, the Company had domestic federal and state net operating losses of approximately $4.1 million and $135.9 million, respectively. The material federal net operating loss carry forward amounts are limited in their use by earnings of certain acquired subsidiaries, and have expiration dates ranging from 2025 to 2033 and the material state net operating loss carryforward amounts have expiration dates ranging from 2016 to 2033. Finally, the Company had a federal research and development credit carryforward in the amount of $1.2 million which will expire in 2033 and state tax credits of $5.1 million, of which $3.3 million has no expiration date and $1.9 million with expiration dates ranging from 2016 to 2027. The Company also had a foreign tax credit carryforward in the amount of $6.7 million with expiration dates ranging from 2014 to 2022.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2013	2012	2011
Beginning of year	$42.6	$25.8	$10.1
Increase in prior year tax positions (a)	3.5	18.1	18.7
Increase for tax positions taken during the current period	0.9	1.5	0.7
Reduction related to settlements with taxing authorities	(4.8)	—	—
Reduction related to lapse of the statute of limitations	(6.2)	(2.9)	(3.5)
Impact of exchange rate changes	(0.6)	0.1	(0.2)
End of year	$35.4	$42.6	$25.8
a) Includes the impact of acquisitions in all years.
We recognized tax benefits for interest and penalties related to unrecognized tax benefits of $2.2 million within the provision for income taxes in our statements of operations for 2013 compared with expense of $2.7 million for 2012. Interest and penalties in the amount of $3.4 million and $5.8 million were recognized in the 2013 and 2012 statement of financial position, respectively. As of December 29, 2013, we estimated that $30.9 million of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement. Of the $35.4 million of unrecognized tax benefits, $4.5 million would be offset by deferred tax assets.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2009, California income tax matters for all years through 2006 and Canadian income tax matters for all years through 2005. The Company is currently under audit in California for tax years 2007 through 2009. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. An appeal filed with a state tax authority for the 2011 tax year, if resolved favorably, could have up to a $1.0 million reduction in income tax expense. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2008.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $8.3 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.
We consider the earnings of material non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash requirements. At December 29, 2013, the amount of undistributed foreign earnings was $128.0 million. We have not recorded a deferred tax liability of approximately $31.2 million related to the $128.0 million in undistributed foreign earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside in the United States.

Note 12. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004 or approximately 20% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. The Company’s assumed discount rate on plan liabilities for the domestic plan is 5.40% for 2014 and was 4.40% for 2013. The Company’s assumed long-term rate of return on plan assets for the domestic plan is 8.25% for both 2013 and 2012.
In connection with the acquisition of Intelek, the Company assumed responsibility for a frozen defined benefit pension plan based in the United Kingdom covering certain employees of Intelek. The plan was closed to new members in January 2000 and ceased further service accruals to members in September 2002. In connection with the 2012 acquisition of LeCroy, the Company assumed the responsibility for a defined benefit plan based in Switzerland covering certain employees of LeCroy. In connection with the 2013 acquisition of RESON, the Company assumed the responsibility for a defined benefit plan based in the Netherlands covering certain employees of Teledyne RESON B.V.
Teledyne’s domestic pension expense was $16.6 million in 2013, $6.6 million in 2012 and $6.7 million in 2011. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $14.5 million, $12.7 million and $12.6 million was recoverable from certain government contracts, for 2013, 2012 and 2011, respectively. Teledyne made voluntary pretax cash contributions to its domestic pension plan of $83.0 million in 2013 and $92.8 million in 2012, prior to any recovery from the U.S. Government.

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
The Company’s contributions associated with 401(k) plans were $9.1 million, $8.2 million and $7.5 million, for 2013, 2012 and 2011, respectively.
The following tables set forth the components of net periodic pension benefit expense for the pension plans (in millions):

	Domestic			Foreign
	2013	2012	2011	2013	2012	2011
Service cost - benefits earned during the period	$14.4	$12.7	$13.1	$0.9	$0.3	$—
Interest cost on benefit obligation	36.3	39.6	42.5	1.9	1.7	1.7
Expected return on plan assets	(70.1)	(65.5)	(62.7)	(2.0)	(1.7)	(1.7)
Amortization of prior service cost	(4.6)	(4.6)	0.2	—	—	—
Amortization of actuarial loss	40.6	24.4	13.6	0.1	0.1	—
Net periodic benefit expense	$16.6	$6.6	$6.7	$0.9	$0.4	$—
The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the pension plans (in millions):

	Domestic		Foreign
	2013	2012	2013	2012
Changes in benefit obligation:
Benefit obligation - beginning of year	$846.9	$743.4	$50.6	$32.9
Service cost - benefits earned during the year	14.4	12.7	0.9	0.3
Interest cost on projected benefit obligation	36.3	39.6	1.9	1.7
Actuarial (gain) loss	(78.4)	127.7	1.4	1.3
Benefits paid	(50.3)	(76.5)	(2.8)	(2.0)
Plan amendments(a)	—	—	(0.1)	—
Other - including foreign currency	—	—	1.6	2.5
Business combinations	—	—	6.8	13.9
Benefit obligation - end of year	$768.9	$846.9	$60.3	$50.6

Accumulated benefit obligation - end of year	$767.6	$846.0	$58.7	$50.6

(a)	impact of changing the calculation of applicable wages for the determination of the benefit obligation.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for the pension plans (in millions):

	Domestic		Foreign
	2013	2012	2013	2012
Changes in plan assets:
Fair value of plan assets - beginning of year	$793.3	$678.9	$42.3	$26.8
Actual return on plan assets	158.3	95.9	5.2	2.0
Employer contribution - defined benefit plan	83.0	92.8	—	0.4
Employer contribution - other benefit plan	2.0	2.2	1.1	—
Foreign currency changes	—	—	0.4	2.0
Benefits paid	(50.3)	(76.5)	(2.8)	(2.0)
Other	—	—	1.1	0.1
Business combination	—	—	4.8	13.0
Fair value of net plan assets - end of year	$986.3	$793.3	$52.1	$42.3

The measurement date for the Company’s pension plans is December 31.

The following table sets forth the funded status and amounts recognized in the consolidated balance sheets for the pension plans at year end 2013 and 2012 (in millions):

	Domestic		Foreign
	2013	2012	2013	2012
Funded status	$217.4	$(53.6)	$(8.2)	$(8.3)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset/(accrued pension obligation) (long-term)	$222.0	$(48.6)	$(8.2)	$(8.3)
Accrued pension obligation (short-term)	(1.5)	(1.5)	—	—
Other liabilities	(3.1)	(3.5)	—	—
Net amount recognized	$217.4	$(53.6)	$(8.2)	$(8.3)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized prior service cost	$(33.1)	$(37.8)	$(0.1)	$—
Unrecognized net loss	243.5	450.7	3.7	5.7
Net amount recognized, before tax effect	$210.4	$412.9	$3.6	$5.7

 At year-end 2013 and 2012 the Company had a non-cash reduction to stockholders’ equity of $129.8 million and $254.3 million, respectively, related to its pension and postretirement plans. The non-cash reductions to stockholders’ equity did not affect net income and were recorded net of deferred taxes of $78.8 million in 2013 and $159.9 million in 2012.
At December 29, 2013, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2014 for the pension plans are: net loss $24.6 million and net prior service credit $4.6 million.

The following table presents the estimated future benefit payments for the pension plans (in millions):

	Domestic	Foreign
2014	$45.8	$2.9
2015	47.7	2.6
2016	49.0	2.6
2017	50.7	2.7
2018	52.0	2.8
2019-2022	276.7	14.2
Total	$521.9	$27.8
The following table sets forth the percentage of year-end market value by asset class for the pension plans:

	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2013	2012	2013	2012
Equity instruments	61%	65%	61%	58%
Fixed income instruments	29	30	10	20
Alternates and other	10	5	29	22
Total	100%	100%	100%	100%

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
The pension plan’s investments are stated at fair value. At year end 2013, a total of $535.2 million in plan investments are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $498.9 million in plan investments are considered a level 2 fair value hierarchy and are valued based on observable market data. The pension plan has $4.3 million in investments that would be considered a level 3 fair value hierarchy.

The fair values of the Company’s net pension assets for both the U.S and non-U.S. pension plans as of December 31, 2013, by asset category are as follows (in millions):

Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$—	$19.0	$—	$19.0
Equity securities:
U.S. equity	246.7	129.8	—	376.5
International equity	37.6	92.4	1.3	131.3
Alternatives	—	106.1	3.0	109.1
Mutual funds (b)	181.4	7.3	—	188.7
U.S. government securities	68.9	—	—	68.9
U.S. government futures	0.6	—	—	0.6
Corporate bonds	—	92.0	—	92.0
Senior secured loans	—	4.0	—	4.0
Mortgage-backed securities	—	14.6	—	14.6
High yield bonds	—	12.7	—	12.7
Insurance contracts related to foreign plans	—	21.0	—	21.0
Fair value of net plan assets at the end of the year	$535.2	$498.9	$4.3	$1,038.4
(a) Reflects cash and cash equivalents held in overnight cash investments.
(b) 44% of mutual funds invest in fixed income types of securities; 56% invest in equity securities.

The fair values of the Company’s net pension assets for both the U.S and non-U.S. pension plans as of December 31, 2012, by asset category are as follows (in millions):

Asset category	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents (a)	$—	$14.1	$—	$14.1
Equity Securities:
U.S. Equity	231.2	108.6	—	339.8
International Equity	14.6	90.3	1.3	106.2
Alternatives	—	45.2	1.6	46.8
Mutual Funds (b)	167.1	3.2	—	170.3
U.S. Government Securities	36.6	—	—	36.6
U.S. Government Futures	0.1	—	—	0.1
Corporate Bonds	—	88.9	—	88.9
Taxable Municipal Bonds	—	1.5	—	1.5
Senior Secured Loans	—	1.7	—	1.7
Mortgage-Backed Securities	—	8.9	—	8.9
High Yield Bonds	—	7.8	—	7.8
Insurance contracts related to foreign pans	—	13.0	—	13.0
Fair value of net plan assets at the end of the year	$449.6	$383.2	$2.9	$835.7
(a) Reflects cash and cash equivalents held in overnight cash investments.
(b) 47% of mutual funds invest in fixed income types of securities; 53% invest in equity securities.
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

The following assumptions were used to determine the benefit obligation and the net benefit cost within each respective year:

Pension Plan	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic Plan - 2013	4.40%	2.75%	8.25%
Domestic Plan - 2012	5.50%	2.75%	8.25%
Domestic Plan - 2011	5.90%	4.14%	8.25%

United Kingdom Based Plan 2013	4.20%	—	5.50%
United Kingdom Based Plan 2012	4.70%	—	6.40%
United Kingdom Based Plan 2011	5.40%	—	6.60%

Swiss Based Plan 2013	1.80%	1.75%	3.00%
Swiss Based Plan 2012	2.00%	1.80%	3.00%

Netherlands Based Plan 2013	4.10%	2.50%	4.10%

For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.25% in 2014. The discount rate used in determining the benefit obligations is expected to be 5.4% in 2014 and the expected weighted average increase in future compensation levels is 2.75%. For its United Kingdom based foreign pension plan the Company is projecting a long-term rate of return on plan assets of 6.4% in 2014. The discount rate used in determining the benefit obligations is expected to be 4.3% in 2014. For its Swiss based foreign pension plan the Company is projecting a long-term rate of return on plan assets of 3.0% in 2014. The discount rate used in determining the benefit obligations is expected to be 2.1% in 2014. For the Netherlands-based plan the Company is using a discount rate and long-term rate of return on plan assets of 4.1%.
Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following table sets forth the components of net period postretirement benefit income for the postretirement benefit plans for 2013, 2012 and 2011 (in millions):

	Postretirement Benefits
	2013	2012	2011
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on benefit obligation	0.6	0.8	1.0
Amortization of prior service cost	(0.5)	(0.5)	(0.6)
Amortization of actuarial gain	(0.3)	(0.4)	(0.5)
Net periodic benefit income	$(0.2)	$(0.1)	$(0.1)

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the postretirement benefit plans (in millions):

	Postretirement Benefits
	2013	2012
Changes in benefit obligation:
Benefit obligation - beginning of year	$14.3	$14.8
Interest cost on projected benefit obligation	0.6	0.8
Actuarial (gain) loss	(1.7)	(0.1)
Benefits paid	(1.3)	(2.0)
Curtailment and other	—	0.8
Benefit obligation - end of year	$11.9	$14.3

The measurement date for the Company’s postretirement plans is December 31. The following table presents the estimated future benefit payments for the Company’s postretirement plans (in millions):

Postretirement Benefit Plans
2014	$1.3
2015	1.3
2016	1.2
2017	1.2
2018	1.1
2019-2022	4.7
Total	$10.8
The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year end 2013 and 2012 (in millions):

	Postretirement Benefits
	2013	2012
Funded status	$(11.9)	$(14.4)
Unrecognized prior service cost	(0.2)	(0.7)
Unrecognized net gain	(5.2)	(3.7)
Accrued benefit cost	$(17.3)	$(18.8)

Accrued postretirement benefits (long-term)	$(10.3)	$(12.8)
Accrued postretirement benefits (short-term)	(1.6)	(1.6)
Accumulated other comprehensive income	(5.4)	(4.4)
Net amount recognized	$(17.3)	$(18.8)
At December 29, 2013, the amounts in the AOCI that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $5.2 million and net prior service credit $0.2 million. At December 29, 2013, the estimated amortization from AOCI expected to be recognized as components of net periodic benefit income during 2013 for the retiree medical plans are: net gain $0.2 million and net prior service credit $0.5 million.
 The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 7.0% in 2014 and was assumed to decrease to 5.0% by the year 2018 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2013 and would result in an increase in the postretirement benefit obligation by $0.4 million at December 29, 2013. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2013 and would result in a decrease in the postretirement benefit obligation by $0.4 million at December 29, 2013.
Note 13. Business Segments
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
During 2013, we incurred pretax charges totaling $24.0 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $10.4 million in severance related costs and $13.6 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. The actions have been substantially completed by year end 2013. We expect to incur approximately $0.4 million in expense related to the completion of the actions in the first quarter of 2014. For 2013 the charges impacted each business segment as follows: Aerospace and Defense Electronics, $15.7 million; Digital Imaging, $3.9 million; Instrumentation, $2.5 million; and Engineered Systems, $1.9 million. The Aerospace and Defense Electronics 2012 results reflected $1.7 million for severance and facility consolidation costs.
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.
Information on the Company’s business segments was as follows (in millions):

Sales	2013	2012	2011
Instrumentation	$1,022.8	$804.7	$648.2
Digital Imaging	414.8	415.9	349.9
Aerospace and Defense Electronics	625.1	605.3	639.2
Engineered Systems	275.9	301.4	304.6
Total net sales	$2,338.6	$2,127.3	$1,941.9

Income before taxes	2013	2012	2011
Instrumentation	$162.0	$146.0	$129.3
Digital Imaging	28.2	24.8	16.1
Aerospace and Defense Electronics	65.7	80.5	87.4
Engineered Systems	22.0	28.5	28.1
Total segment operating profit	277.9	279.8	260.9
Corporate expense	(37.6)	(36.7)	(33.7)
Other income, net	4.1	2.9	0.6
Interest and debt expense, net	(20.4)	(17.8)	(16.2)
Income before taxes	$224.0	$228.2	$211.6

Depreciation and amortization	2013	2012	2011
Instrumentation	$38.2	$26.1	$17.4
Digital Imaging	30.3	30.5	26.9
Aerospace and Defense Electronics	16.5	17.1	15.8
Engineered Systems	4.2	4.4	4.0
Corporate	1.9	0.2	0.1
Total depreciation and amortization	$91.1	$78.3	$64.2

Capital expenditures	2013	2012	2011
Instrumentation	$22.0	$14.4	$9.5
Digital Imaging	20.2	23.5	13.8
Aerospace and Defense Electronics	15.3	12.6	12.5
Engineered Systems	3.6	4.2	5.9
Corporate	11.5	10.6	—
Total capital expenditures	$72.6	$65.3	$41.7

Identifiable assets	2013	2012	2011
Instrumentation	$1,204.5	$1,022.5	$577.5
Digital Imaging	745.1	778.1	638.8
Aerospace and Defense Electronics	436.9	457.6	446.8
Engineered Systems	92.3	102.3	115.1
Corporate (a)	272.3	45.9	47.9
Total identifiable assets	$2,751.1	$2,406.4	$1,826.1
(a) The amount for 2013 includes the $222.0 million prepaid pension asset. The Company had no prepaid pension assets in 2012 or 2011.
Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales	2013	2012	2011
United States	$1,776.8	$1,699.5	$1,623.0
Canada	221.7	224.4	165.0
All other countries	340.1	203.4	153.9
Total sales	$2,338.6	$2,127.3	$1,941.9

Long-lived assets	2013	2012	2011
United States	$1,320.2	$1,068.0	$802.7
Canada	354.1	393.4	282.9
All other countries	277.7	200.2	137.7
Total long-lived assets	$1,952.0	$1,661.6	$1,223.3
The all other countries category primarily consists of the operations in Europe. Long-lived assets consist of property, plant and equipment, goodwill, acquired intangible assets, prepaid pension assets and other long-term assets including deferred compensation assets but excluding any deferred tax assets.
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
The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

Instrumentation	2013	2012	2011
Environmental Instrumentation	$258.0	$250.2	$243.8
Marine Instrumentation	580.4	473.7	404.4
Test and Measurement Instrumentation	184.4	80.8	—
Total	$1,022.8	$804.7	$648.2

Engineered Systems	2013	2012	2011
Engineered Products and Services	$217.5	$241.3	$246.2
Turbine Engines	26.0	24.6	23.8
Energy Systems	32.4	35.5	34.6
Total	$275.9	$301.4	$304.6
Sales to the U.S. Government included sales to the Department of Defense of $487.9 million in 2013, $542.6 million in 2012, and $560.6 million in 2011. Total sales to international customers were $1,031.8 million in 2013, $831.7 million in 2012, and $689.9 million in 2011. Of these amounts, sales by operations in the United States to customers in other countries were $566.0 million in 2013, $492.2 million in 2012, and $424.8 million in 2011. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14. Lease Commitments
The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $10.9 million at December 29, 2013. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense.
At December 29, 2013, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating
2014	$2.0	$20.5
2015	1.8	18.3
2016	1.7	13.2
2017	1.4	10.2
2018	1.4	6.1
Thereafter	6.9	21.0
Total minimum lease payments	15.2	$89.3
Less:
Imputed interest	(2.9)
Current portion	(1.4)
Present value of minimum capital lease payments, net of current portion	$10.9
The 2013 property, plant and equipment accounts included $14.5 million of property leased under capital leases and $5.1 million of related accumulated depreciation. The 2012 property, plant and equipment accounts included $16.6 million of property leased under capital leases and $4.5 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $25.8 million in 2013, $23.6 million in 2012, and $24.1 million in 2011.

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
At December 29, 2013, the Company’s reserves for environmental remediation obligations totaled $9.1 million, of which $5.6 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.

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
On December 20, 2013, the Superior Court of the Justice of Ontario dismissed with prejudice the previously disclosed lawsuit commenced by Cold Creek Enterprises, Inc. and Bob DaSilva against DALSA Corporation and related entities arising out of a joint venture and discontinued business of DALSA.   Under a settlement agreement, the parties settled all claims and DALSA paid $5.5 million in exchange for all shares of DALSA Digital Cinema Inc. held by Cold Creek Enterprises, Inc. or to which Cold Creek Enterprises, Inc. might have been entitled. In connection with a settlement agreement, other income and expense in 2013, included $3.6 million from the reversal of reserves no longer needed.
Note 16. Discontinued Operations
On April 19, 2011, Teledyne completed the sale of its general aviation piston engine businesses for a gain of $113.8 million. Sales for this discontinued segment were $39.5 million for fiscal 2011. The operating results were a net loss of $0.7 million for fiscal 2011 which was net of an income tax benefit of $0.4 million in 2011.
The calculation of the gain on the sale recorded in 2011 is as follows (in millions):

Sale Price	$186.0
Current assets	(38.4)
Property, plant and equipment	(18.4)
Goodwill	(0.9)
Other long-term assets	(4.7)
Current liabilities	18.0
Long-term liabilities - including aircraft product liabilities	48.0
Net pension and postretirement benefit curtailment expense	(0.4)
Transaction related expenses paid	(1.9)
187.3
Provision for income taxes	(73.5)
Gain on sale	$113.8
In 2012, Teledyne recorded income of $2.3 million from discontinued operations related to the finalization of income tax benefits on the sale of the general aviation piston engine businesses.

Note 17. Quarterly Financial Data (Unaudited)

The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2013 (a)
Sales from continuing operations	$569.4	$601.0	$571.6	$596.6
Gross profit from continuing operations	$204.0	$217.4	$202.6	$214.6
Net income (b)	$39.8	$43.3	$46.9	$54.5
Noncontrolling interest	$0.6	$(0.4)	$(0.1)	$0.4
Net income attributable to Teledyne (c)	$40.4	$42.9	$46.8	$54.9

Basic earnings per share attributable to Teledyne:	$1.09	$1.15	$1.25	$1.47
Diluted earnings per share attributable to Teledyne:	$1.07	$1.13	$1.23	$1.44

a) Fiscal year 2013 was a 52-week year, each quarter contained 13 weeks.
b) Includes pretax severance and facility consolidation expenses and environmental reserves of $2.2 million, $2.2 million, $14.3 million and $5.3 million in the first, second, third and fourth quarters of 2013, respectively. The fourth quarter also includes $3.6 million from the reversal of reserves no longer needed in connection with a legal settlement in the fourth quarter.

c) Includes net discrete tax benefits of $2.7 million, $0.9 million, $11.6 million and $6.1 million in the first, second, third and fourth quarters of 2013, respectively.

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
c) Includes net discrete tax benefits of $1.1 million, $0.1 million, $3.1 million and $1.1 million in the first, second, third and fourth quarters of 2012, respectively.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 29, 2013, December 30, 2012 and January 1, 2012
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other(a)	Balance at end of period
Fiscal 2013
Reserve for doubtful accounts	$4.7	0.9	1.6	(2.0)	$5.2
Environmental reserves	$3.2	6.2	—	(0.3)	$9.1

Fiscal 2012
Reserve for doubtful accounts	$3.8	0.7	0.6	(0.4)	$4.7
Environmental reserves	$3.2	0.3	—	(0.3)	$3.2

Fiscal 2011
Reserve for doubtful accounts	$2.9	0.7	0.6	(0.4)	$3.8
Environmental reserves	$5.2	0.1	0.6	(2.7)	$3.2

(a)
Environmental reserves in 2011, includes the reversal of $2.3 million in reserves determined to be no longer needed. The amounts for allowance for doubtful accounts represents uncollectible accounts written off.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 24, 2014.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Meharabian	Chairman, President and
	Robert Mehrabian	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2014

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 24, 2014

	/s/ Wajid Ali	Vice President and
	Wajid Ali	Controller (Principal Accounting Officer)	February 24, 2014

	*	Director	February 24, 2014
Roxanne S. Austin

	*	Director	February 24, 2014
Ruth E. Bruch

	*	Director	February 24, 2014
Frank V. Cahouet

	*	Director	February 24, 2014
Charles Crocker

	*	Director	February 24, 2014
Kenneth C. Dahlberg

	*	Director	February 24, 2014
Simon M. Lorne

	*	Director	February 24, 2014
Paul D. Miller

	*	Director	February 24, 2014
Michael T. Smith

	*	Director	February 24, 2014
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

2.2
Purchase Agreement by and among Teledyne Technologies Incorporated, Technify Motor (USA) Ltd. and AVIC International Holding Corporation, dated as of December 11, 2010 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K dated January 2, 2011(File No. 1-15295))

2.3
Arrangement Agreement, dated December 22, 2010, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.4
Amending Agreement, dated January 17, 2011, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.5
Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Luna Merger Sub, Inc., and LeCroy Corporation, dated as of May 28, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 28, 2012(File No. 1-15295))

3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2	Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 18, 2014 (File No. 1-15295))

10.1
Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†

10.2	Teledyne Technologies Incorporated 1999 Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.3
Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.4
Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.5
Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.6
Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†

10.7
Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†

10.8
Fifth Amended and Restated Employment Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295)†

10.9
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.10
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.11
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Rex Geveden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.12	Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main*†

10.13	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik*†

10.14
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.15
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.16
Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†

10.17
Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007 (File No. 1-5295))†

10.18
Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.19	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†

10.20
Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†

10.21
Form of Restricted Stock Award Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.22
Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.23
Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.24	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No.1-15295))†

10.25
Summary Plan Description for the Teledyne Technologies Incorporated Performance Service Plan under the 2008 Incentive Award Plan for the 2012-2014 performance cycle (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 1-15295))†

10.26
Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 8, 2012 (File No. 1-15295))†

10.27
Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.28
Form of Stock Option Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.29
Administrative Rules related to the Restricted Stock Award Program under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2013 (File No. 1-15295))†

10.30
Form of Restricted Stock Award Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report Form 10-K for the year ended December 30, 2012) (File No. 1-15295))†

10.31
Restricted Stock Award Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295))†

10.32
Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.33
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2013) (File No. 1-15295))

10.34
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.35
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated November 21, 2013) (File No. 1-15295))

10.36
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and U.S. Bank National Association., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.37
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and U.S. Bank, National Association(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2013) (File No. 1-15295))

10.38
Form of Indemnification Agreement executed by each of the Company's directors and named executive officers (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.pd

14.2	Code of Ethics for Financial Executives - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

14.3	Directors Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

21	Subsidiaries of Teledyne Technologies Incorporated*

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24.1	Power of Attorney - Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Submitted electronically herewith.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 29, 2013: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.