Form 10-Q
period 2014-09-28
TELEDYNE TECHNOLOGIES INC
filed 2014-10-31
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $.01 par value per share	36,555,065 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2014	2013	2014	2013
Net sales	$601.1	$571.6	$1,771.7	$1,742.0
Costs and expenses
Cost of sales	375.4	369.0	1,095.5	1,118.0
Selling, general and administrative expenses	151.4	149.6	461.6	447.2
Total costs and expenses	526.8	518.6	1,557.1	1,565.2
Operating income	74.3	53.0	214.6	176.8
Other income/(expense), net	(1.8)	(0.7)	7.0	(1.2)
Interest and debt expense, net	(4.6)	(5.1)	(13.9)	(15.6)
Income before income taxes	67.9	47.2	207.7	160.0
Provision for income taxes	13.0	0.3	51.0	30.0
Net income	54.9	46.9	156.7	130.0
Noncontrolling interest	0.7	(0.1)	0.8	0.1
Net income attributable to Teledyne	$55.6	$46.8	$157.5	$130.1

Basic earnings per common share	$1.49	$1.25	$4.21	$3.49
Weighted average common shares outstanding	37.2	37.3	37.4	37.3

Diluted earnings per common share	$1.47	$1.23	$4.13	$3.42
Weighted average diluted common shares outstanding	37.8	38.1	38.1	38.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2014	2013	2014	2013
Net income	$54.9	$46.9	$156.7	$130.0
Other comprehensive income (loss):
Foreign exchange translation adjustment	(35.8)	21.7	(28.7)	(7.7)
Hedge activity and interest rate swap, net of tax	(1.9)	1.5	(0.4)	(0.3)
Pension and postretirement benefit adjustments, net of tax	3.1	5.2	8.0	16.3
Other comprehensive income (loss)	(34.6)	28.4	(21.1)	8.3
Comprehensive income	20.3	75.3	135.6	138.3
Noncontrolling interest	0.7	(0.1)	0.8	0.1
Comprehensive income attributable to Teledyne	$21.0	$75.2	$136.4	$138.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited - Amounts in millions, except share amounts)

	September 28, 2014	December 29, 2013
Assets
Current Assets
Cash and cash equivalents	$125.8	$66.0
Accounts receivable, net	374.4	378.0
Inventories, net	310.9	294.3
Prepaid expenses and other current assets	66.6	60.8
Total current assets	877.7	799.1
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $407.2 at September 28, 2014 and $367.0 at December 29, 2013	335.1	357.7
Goodwill, net	1,028.0	1,037.8
Acquired intangibles, net	244.5	270.9
Prepaid pension assets	238.6	222.0
Other assets, net	69.0	63.6
Total Assets	$2,792.9	$2,751.1
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$147.9	$147.5
Accrued liabilities	268.9	267.1
Current portion of long-term debt and capital leases	85.0	3.5
Total current liabilities	501.8	418.1
Long-term debt and capital leases	492.8	549.0
Other long-term liabilities	260.6	265.3
Total Liabilities	1,255.2	1,232.4
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued shares: 37,697,865 at September 28, 2014 and 37,571,182 at December 29, 2013 Outstanding shares: 36,551,765 at September 28, 2014 and 37,571,182 at December 29, 2013	0.4	0.4
Additional paid-in capital	326.1	328.8
Retained earnings	1,465.4	1,308.0
Treasury stock	(111.9)	—
Accumulated other comprehensive loss	(186.6)	(165.5)
Total Teledyne Stockholders’ Equity	1,493.4	1,471.7
Noncontrolling interest	44.3	47.0
Total Stockholders’ Equity	1,537.7	1,518.7
Total Liabilities and Stockholders’ Equity	$2,792.9	$2,751.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(Unaudited - Amounts in millions)

	Nine Months
	2014	2013
Operating Activities
Net income	$156.7	$130.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.1	67.1
Deferred income taxes	(3.3)	33.2
Stock option expense	10.1	7.6
Excess income tax benefits from stock options exercised	(4.2)	(3.8)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	1.0	(0.1)
Inventories	(17.3)	(10.2)
Prepaid expenses and other assets	(0.6)	0.9
Accounts payable	(0.4)	2.2
Accrued liabilities	(5.0)	(16.0)
Income taxes payable, net	11.0	(22.2)
Long-term assets	(5.7)	(8.2)
Other long-term liabilities	1.0	4.9
Accrued pension obligation	(11.5)	(80.7)
Accrued postretirement benefits	(0.2)	(0.5)
Other operating, net	(2.1)	1.4
Net cash provided by operating activities	199.6	105.6
Investing Activities
Purchases of property, plant and equipment	(29.7)	(54.0)
Purchase of businesses and other investments	(8.1)	(106.4)
Proceeds from the disposal of fixed assets	0.2	0.2
Net cash used by investing activities	(37.6)	(160.2)
Financing Activities
Net proceeds from debt	26.3	84.0
Proceeds from exercise of stock options	14.2	10.0
Purchase of treasury stock	(146.6)	—
Excess income tax benefits from stock options exercised	4.2	3.8
Issuance of cash flow hedges	(0.3)	(0.3)
Net cash provided (used) by financing activities	(102.2)	97.5
Increase in cash and cash equivalents	59.8	42.9
Cash and cash equivalents—beginning of period	66.0	45.8
Cash and cash equivalents—end of period	$125.8	$88.7
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 28, 2014

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 28, 2014 and the consolidated results of operations and consolidated comprehensive income for the third quarter and nine months then ended and consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 28, 2014 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
Effective December 30, 2013, the Company adopted accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss or a tax credit carryforward exists. Under the guidance, an entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The Company's adoption of the guidance did not have a material impact on its consolidated financial statements.
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

Note 2. Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the third quarter and nine months ended September 28, 2014 and September 29, 2013 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of June 29, 2014	$(25.3)	$(1.8)	$(124.9)	$(152.0)
Other comprehensive loss before reclassifications	(35.8)	(2.4)	—	(38.2)
Amounts reclassified from AOCI	—	0.5	3.1	3.6
Net other comprehensive income (loss)	(35.8)	(1.9)	3.1	(34.6)
Balance as of September 28, 2014	$(61.1)	$(3.7)	$(121.8)	$(186.6)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of June 30, 2013	$(46.6)	$(3.7)	$(243.2)	$(293.5)
Other comprehensive income (loss) before reclassifications	21.7	1.0	(0.2)	22.5
Amounts reclassified from AOCI	—	0.5	5.4	5.9
Net other comprehensive income	21.7	1.5	5.2	28.4
Balance as of September 29, 2013	$(24.9)	$(2.2)	$(238.0)	$(265.1)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 29, 2013	$(32.4)	$(3.3)	$(129.8)	$(165.5)
Other comprehensive loss before reclassifications	(28.7)	(2.2)	—	(30.9)
Amounts reclassified from AOCI	—	1.8	8.0	9.8
Net other comprehensive (loss) income	(28.7)	(0.4)	8.0	(21.1)
Balance as of September 28, 2014	$(61.1)	$(3.7)	$(121.8)	$(186.6)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 30, 2012	$(17.2)	$(1.9)	$(254.3)	$(273.4)
Other comprehensive loss before reclassifications	(7.7)	(1.1)	—	(8.8)
Amounts reclassified from AOCI	—	0.8	16.3	17.1
Net other comprehensive income (loss)	(7.7)	(0.3)	16.3	8.3
Balance as of September 29, 2013	$(24.9)	$(2.2)	$(238.0)	$(265.1)

The reclassifications out of AOCI for the third quarter and nine months ended September 28, 2014 and September 29, 2013 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Nine Months Ended	Statement of Income
	September 28, 2014	September 28, 2014	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$0.6	$2.4	Other expense
Income tax benefit	(0.1)	(0.6)	Income tax benefit
Total	$0.5	$1.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.2)	$(3.6)	Pension expense
Amortization of net actuarial loss	6.1	16.4	Pension expense
Total before tax	4.9	12.8
Income tax benefit	(1.8)	(4.8)	Income tax benefit
Total	$3.1	$8.0

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Nine Months Ended	Statement of Income
	September 29, 2013	September 29, 2013	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$0.7	$1.0	Other expense
Income tax benefit	(0.2)	(0.2)	Income tax benefit
Total	$0.5	$0.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(1.3)	(3.9)	Pension expense
Amortization of net actuarial loss	10.1	30.5	Pension expense
Total before tax	8.8	26.6
Income tax benefit	(3.4)	(10.3)	Income tax benefit
Total	$5.4	$16.3

Note 3. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
On August 18, 2014, a subsidiary of Teledyne acquired assets of Atlas Hydrographic GmbH (“Atlas”) for $5.2 million. On March 31, 2014, a subsidiary of Teledyne acquired Photon Machines, Inc. (“Photon”) for an initial payment of $3.3 million. Teledyne expects to pay an additional $0.7 million in equal installments over the next three years.

On October 22, 2013, a subsidiary of Teledyne acquired C.D. Limited (“CDL”) for $21.8 million in cash, net of cash acquired. On August 30, 2013, a subsidiary of Teledyne acquired the assets of SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) for $26.4 million and paid a $0.4 million purchase price adjustment in the fourth quarter of 2013. On July 5, 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) that it did not already own for $4.9 million. On May 8, 2013, a subsidiary of Teledyne acquired Axiom IC B.V. (“Axiom”), for an initial payment of $4.0 million, net of cash acquired, with an additional $1.3 million expected to be paid in equal installments over three years. The first of the three installments was made in May 2014. On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON A/S (“RESON”) for $69.7 million, net of cash acquired. Atlas, Photon, CDL, CETAC and RESON are part of the Instrumentation segment and Nova Sensors and Axiom are part of the Digital Imaging segment.

Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
In the third quarter of 2014, Teledyne announced  an agreement to acquire all of the outstanding common shares of Bolt Technology Corporation (“Bolt”) for $22.00 per share payable in cash. The aggregate value for the transaction is approximately $171.1 million, excluding transaction costs and taking into account Bolt’s stock options, other liabilities and net cash as of June 30, 2014. Bolt is a developer and manufacturer of marine seismic data acquisition equipment used for offshore oil and natural gas exploration. Bolt is also a developer and manufacturer of remotely operated robotic vehicles systems used for a variety of underwater tasks. The transaction is expected to close in November 2014, subject to customary closing conditions. See also Note 15 regarding the fourth quarter 2014 acquisition of the business and substantially all of the assets of The Oceanscience Group Ltd. (“Oceanscience”).
For a further description of the Company’s acquisition activity for the fiscal year ended December 29, 2013, please refer to Note 3 of our 2013 Form 10-K.
Teledyne’s goodwill was $1,028.0 million at September 28, 2014 and $1,037.8 million at December 29, 2013. The decrease in the balance of goodwill in 2014 resulted from the impact of exchange rate changes, partially offset by the Photon and Atlas acquisitions. Except for the CETAC, Atlas and Oceanscience acquisitions, goodwill resulting from the acquisitions made in fiscal 2014 and 2013 will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $244.5 million at September 28, 2014 and $270.9 million at December 29, 2013. The decrease in the balance of acquired intangible assets in 2014 primarily resulted from amortization, partially offset by acquired intangibles for the Photon and Atlas acquisitions. The Company is in the process of specifically identifying the amounts assigned to certain assets and liabilities, acquired intangible assets and the related impact on goodwill for the Photon and Atlas acquisitions.
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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for contracts that will mature in the next twelve months total $1.3 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of September 28, 2014, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $96.6 million. These foreign currency forward contracts have maturities ranging from October 2014 to June 2016.

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of September 28, 2014, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	85.3	U.S. Dollars	US$	78.0
Euros		€25.3	U.S. Dollars	US$	32.6
Great Britain Pounds		£36.6	U.S. Dollars	US$	59.7
U.S. Dollars	US$	31.4	Canadian Dollars	C$	34.9
U.S. Dollars	US$	29.2	Euros		€22.6
U.S. Dollars	US$	29.7	Great Britain Pounds		£18.2
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

The effect of derivative instruments designated as cash flow hedges in our condensed consolidated financial statements for the third quarter and nine months ended September 28, 2014 and September 29, 2013 was as follows (in millions):

	Third Quarter		Nine Months
	2014	2013	2014	2013
Net income (loss) recognized in AOCI (a)	$(3.1)	$1.1	$(2.9)	$(1.6)
Net loss reclassified from AOCI into cost of sales (a)	$(0.6)	$(0.7)	$(2.4)	$(1.0)
Net foreign exchange gain recognized in other income and expense (b)	$0.2	$0.2	$0.5	$0.4
a)    Effective portion, pre-tax
b)     Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 28, 2014 was $3.1 million and $2.0 million of gain, respectively. The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 29, 2013 was $1.0 million and $0.6 million of expense, respectively.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	September 28, 2014	December 29, 2013
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.1	$—
Cash flow forward contracts	Accrued liabilities	(1.7)	(1.2)
Total derivatives designated as hedging instruments		(1.6)	(1.2)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.4	0.2
Non-designated forward contracts	Accrued liabilities	(2.3)	(0.9)
Total derivatives not designated as hedging instruments		(1.9)	(0.7)
Total asset (liability) derivatives		$(3.5)	$(1.9)

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
In September 2014, the Company entered into a $101.6 million accelerated share repurchase agreement (“ASR”) with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company's common stock at an initial price of $98.62 per share. Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, representing 90% of the estimated shares to be repurchased under the ASR agreement. The Company treated the ASR as a treasury share purchase of common stock in the period the shares were delivered for purposes of calculating earnings per share. The up-front payment was accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payment was made. The total number of shares of common stock that the Company will repurchase under the ASR will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR agreement is expected to occur in June 2015, although the settlement may be accelerated at the ASR Counterparty’s option. The Company will treat the ASR as a treasury share repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock. The ASR meets all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
In the first nine months of 2014, the Company spent $146.6 million, which includes $101.6 million advanced under the ASR to repurchase its common stock. In the first nine months of 2014, the Company repurchased 1,396,290 shares of its common stock at an average price $97.70 per share.
For the third quarter and first nine months of 2014, 6,500 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company's common stock during the respective periods. For the third quarter and first nine months of 2013, no stock options were excluded in the computation of diluted earnings per share. The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2014	2013	2014	2013
Net income attributable to Teledyne	$55.6	$46.8	$157.5	$130.1
Basic earnings per share:
Weighted average common shares outstanding	37.2	37.3	37.4	37.3

Basic earnings per common share	$1.49	$1.25	$4.21	$3.49
Diluted earnings per share:
Weighted average common shares outstanding	37.2	37.3	37.4	37.3
Dilutive effect of exercise of options outstanding	0.6	0.8	0.7	0.7
Weighted average diluted common shares outstanding	37.8	38.1	38.1	38.0

Diluted earnings per common share	$1.47	$1.23	$4.13	$3.42

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $3.9 million and $10.1 million in stock option compensation expense for the third quarter and first nine months of 2014, respectively. For the third quarter and first nine months of 2013, the company recorded a total of $3.0 million and $7.6 million, in stock option compensation expense, respectively. Employee stock option grants are charged to expense evenly over the three year vesting period. Director stock option grants are charged to expense evenly over the one-year vesting period. For 2014, the Company currently expects approximately $14.2 million in stock option compensation expense based on stock options already granted and current assumptions regarding the estimated fair value of stock option grants expected to be issued during the remainder of the year. However, our assessment of the estimated compensation expense will be affected by our stock price, actual stock option grants during the remainder of the year and employee retirements and termination as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. The Company issues shares of common stock upon the exercise of stock options.
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
Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2014 and 2013 was $36.19 and $27.17, respectively.
Stock option transactions for Teledyne’s employee stock option plans for the third quarter and nine months ended September 28, 2014 are summarized as follows:

	2014
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,645,094	$63.15	2,419,372	$53.77
Granted	6,500	$95.74	567,008	$94.22
Exercised	(21,291)	$46.58	(320,436)	$44.40
Canceled or expired	(30,471)	$74.39	(66,112)	$73.49
Ending balance	2,599,832	$63.24	2,599,832	$63.24
Options exercisable at end of period	1,562,436	$49.41	1,562,436	$49.41

Stock option transactions for Teledyne’s non-employee director stock option plans for the third quarter and nine months ended September 28, 2014 are summarized as follows:

	2014
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	364,190	$50.03	324,381	$44.99
Granted	2,824	$65.96	42,633	$89.37
Ending balance	367,014	$50.15	367,014	$50.15
Options exercisable at end of period	324,129	$44.98	324,129	$44.98
Performance Share Plan and Restricted Stock Award Program
For the third and final installment of the 2009 to 2011 Performance Share Plan, 19,742 shares of Teledyne common stock were issued in the first quarter of 2014. Also in the first quarter of 2014, the restriction was removed for 40,257 shares of Teledyne common stock and 3,397 shares were forfeited related to the 2011 to 2013 Restricted Stock Award Program. In the first nine months of 2014, the Company granted 37,688 shares of restricted stock at a weighted average fair value of $88.05 per share.
Note 7. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $0.5 million at September 28, 2014 and $0.3 million at December 29, 2013.
Note 8. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $239.5 million at September 28, 2014 and $240.2 million at December 29, 2013. The remainder of the inventories using the LIFO method were $96.1 million at September 28, 2014 and $83.4 million at December 29, 2013. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	September 28, 2014	December 29, 2013
Raw materials and supplies	$134.8	$130.7
Work in process	159.6	151.5
Finished goods	41.2	41.4
	335.6	323.6
Progress payments	(8.2)	(12.7)
LIFO reserve	(16.5)	(16.6)
Total inventories, net	$310.9	$294.3
Note 9. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	September 28, 2014	December 29, 2013
Deferred tax assets	Prepaid expenses and other current assets	$37.3	$31.9
Deferred compensation assets	Other assets, net	$48.8	$44.7
Salaries and wages	Accrued liabilities	$95.5	$103.2
Customer deposits and credits	Accrued liabilities	$58.3	$55.6
Deferred compensation liabilities	Other long-term liabilities	$45.7	$43.1
Deferred income taxes	Other long-term liabilities	$115.2	$112.3

During 2013, in an effort to reduce ongoing costs and improve operating performance, the Company took actions to consolidate and relocate certain facilities and reduce headcount across various businesses. The actions taken were substantially completed by year end 2013. At September 28, 2014 and December 29, 2013, the Company had $8.8 million and $11.4 million in short-term reserves related to these actions, which includes $5.2 million in short-term environmental reserves at September 28, 2014.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2014 and 2013 are as follows (in millions):

	Nine Months
	2014	2013
Balance at beginning of year	$17.3	$17.8
Accruals for product warranties charged to expense	2.7	4.7
Cost of product warranty claims	(4.1)	(4.2)
Acquisitions	0.1	0.3
Balance at end of period	$16.0	$18.6
Note 10. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and nine months of 2014 was 19.2% and 24.6%, respectively. The Company's effective income tax rate for the third quarter and nine months of 2013 was 0.6% and 18.8%, respectively. The third quarter of 2014 included net tax benefits for discrete items of $6.1 million and the first nine months of 2014 included net tax benefits for discrete items of $8.2 million, compared with net tax benefits for discrete items of $11.6 million and $15.2 million for the third quarter and first nine months of 2013, respectively. The net tax benefits for the first nine months of 2014 included the remeasurement of uncertain tax positions primarily due to the expiration of statute of limitations and a favorable resolution of a tax matter. The net tax benefits for the first nine months of 2013 primarily related to the remeasurement of uncertain tax positions including the expiration of statute of limitations, and a favorable resolution of a tax matter. Excluding net discrete tax benefits in all periods, the effective tax rates would have been 28.1% for the third quarter and 28.5% for the first nine months of 2014 and 25.2% for the third quarter of 2013 and 28.3% for the first nine months of 2013.
During the next twelve months, it is reasonably possible that expirations of the statutes of limitations could reduce unrecognized tax benefits by $7.5 million, of which $0.6 million would not impact tax expense as it would be offset by the reversal of deferred tax assets.
Note 11. Long-Term Debt and Capital Leases
Long-term debt consisted of the following (in millions):

Balance at	September 28, 2014	December 29, 2013
4.04% Notes due September 2015	$75.0	$75.0
4.74% Notes due September 2017	100.0	100.0
5.30% Notes due September 2020	75.0	75.0
Term loans due through March 2019, weighted average rate of 1.16% at September 28, 2014 and 1.29% at December 29, 2013	200.0	200.0
Other debt at various rates due through 2031	16.7	16.0
$750.0 million revolving credit facility due March 2018, weighted average rate of 1.13% at September 28, 2014 and 1.26% at December 29, 2013	100.0	74.2
Total debt	566.7	540.2
Less: current portion of long-term debt	(83.7)	(2.1)
Total long-term debt	$483.0	$538.1

Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $634.5 million at September 28, 2014. The credit agreement requires the Company to comply with various financial and operating covenants and at September 28, 2014, the Company was in compliance with these covenants. In September 2014 Teledyne priced $125.0 million senior unsecured notes with an average fixed rate of 2.97%. The senior unsecured notes are expected to be issued in December 2014 and will consist of $30.0 million of 2.61% senior unsecured notes due December 4, 2019, and $95.0 million of 3.09% senior unsecured notes due December 6, 2021.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The estimated fair value of Teledyne’s long-term debt at September 28, 2014 and December 29, 2013, approximated the carrying value.
As September 28, 2014, the Company has $11.1 million in capital leases, of which $1.3 million is current. At December 29, 2013, the Company had $12.3 million in capital leases, of which $1.4 million was current. At September 28, 2014, Teledyne had $17.1 million in outstanding letters of credit.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company's financial statements as of and for the fiscal year ended December 29, 2013, included in our 2013 Form 10-K.
At September 28, 2014, the Company’s reserves for environmental remediation obligations totaled $8.9 million, of which $5.7 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 13. Pension Plans and Postretirement Benefits
Teledyne’s pension income was $0.3 million and $1.0 million for the third quarter and first nine months of 2014, respectively, compared with pension expense of $4.3 million and $13.0 million for the third quarter and first nine months of 2013, respectively. The change to pension income in 2014, from pension expense in 2013, primarily reflected the impact of using a 5.4 percent discount rate to determine the benefit obligation for the domestic plan in 2014 compared with a 4.4 percent discount rate used in 2013. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.4 million and $10.3 million for the third quarter and first nine months of 2014, respectively, compared with $3.6 million and $10.8 million for the third quarter and first nine months of 2013, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic pension plan in the first nine months of 2014, compared with voluntary pretax cash pension contributions totaling $83.0 million to its domestic pension plan in the first nine months of 2013. No cash pension contributions are planned for 2014 for the domestic pension plan.

The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. The following tables set forth the components of net income/expense for Teledyne’s pension plans and postretirement benefit plans for the third quarter and first nine months of 2014 and 2013 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2014	2013	2014	2013
Service cost — benefits earned during the period	$3.2	$3.8	$9.4	$11.4
Interest cost on benefit obligation	10.6	9.5	31.9	28.6
Expected return on plan assets	(19.1)	(18.0)	(57.3)	(54.1)
Amortization of prior service cost	(1.2)	(1.1)	(3.5)	(3.4)
Amortization of net actuarial loss	6.2	10.1	18.5	30.5
Net (income)/expense	$(0.3)	$4.3	$(1.0)	$13.0

	Third Quarter		Nine Months
Postretirement Benefits	2014	2013	2014	2013
Interest cost on benefit obligation	$0.2	$0.1	$0.5	$0.3
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	(0.3)
Amortization of net actuarial gain	(0.1)	—	(0.4)	(0.1)
Net income	$—	$—	$(0.1)	$(0.1)
Note 14. Industry Segments
Teledyne is a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines.
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control equipment for marine, environmental, scientific, industrial and defense applications, electronic test and measurement instruments and harsh environment interconnect products. The Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra, for use in industrial, government and medical applications, as well as micro electro-mechanical systems. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
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

The following table presents Teledyne’s interim industry segment disclosures for net sales and operating profit including other segment income. The table also provides a reconciliation of segment operating profit to total net income attributable to Teledyne (dollars in millions):

	Third Quarter		%	Nine Months		%
	2014	2013	Change	2014	2013	Change
Net sales:
Instrumentation	$280.4	$256.6	9.3%	$815.9	$747.0	9.2%
Digital Imaging	95.6	105.2	(9.1)%	301.2	311.9	(3.4)%
Aerospace and Defense Electronics	151.8	143.1	6.1%	457.3	475.7	(3.9)%
Engineered Systems	73.3	66.7	9.9%	197.3	207.4	(4.9)%
Total net sales	$601.1	$571.6	5.2%	$1,771.7	$1,742.0	1.7%
Segment operating profit:
Instrumentation	$46.9	$39.9	17.5%	$128.2	$117.6	9.0%
Digital Imaging	7.9	11.5	(31.3)%	29.3	24.6	19.1%
Aerospace and Defense Electronics	21.6	9.3	132.3%	68.3	50.1	36.3%
Engineered Systems	8.5	2.7	214.8%	21.4	14.8	44.6%
Segment operating profit	84.9	63.4	33.9%	247.2	207.1	19.4%
Corporate expense	(10.6)	(10.4)	1.9%	(32.6)	(30.3)	7.6%
Operating income	74.3	53.0	40.2%	214.6	176.8	21.4%
Other income/(expense), net	(1.8)	(0.7)	157.1%	7.0	(1.2)	*
Interest and debt expense, net	(4.6)	(5.1)	(9.8)%	(13.9)	(15.6)	(10.9)%
Income before income taxes	67.9	47.2	43.9%	207.7	160.0	29.8%
Provision for income taxes	13.0	0.3	*	51.0	30.0	70.0%
Net income	54.9	46.9	17.1%	156.7	130.0	20.5%
Noncontrolling interest	0.7	(0.1)	*	0.8	0.1	*
Net income attributable to Teledyne	$55.6	$46.8	18.8%	$157.5	$130.1	21.1%
*     not meaningful
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Beginning in the first quarter of 2014, within the instrumentation segment, one business unit previously reported in the environmental instrumentation product line is now reported as part of the test and measurement instrumentation product line. Total sales for the business unit for 2013 were $9.4 million. Previously reported product line data has been restated to reflect this change. The Digital Imaging segment contains one product line as does the Aerospace and Defense Electronics segment. The Engineered Systems segment includes three product lines: Engineered Products and Services, Turbine Engines and Energy Systems.
The following tables provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2014	2013	2014	2013
Environmental Instrumentation	$66.1	$57.1	$196.8	$180.2
Marine Instrumentation	167.4	151.6	478.1	424.3
Test and Measurement Instrumentation	46.9	47.9	141.0	142.5
Total	$280.4	$256.6	$815.9	$747.0

	Third Quarter		Nine Months
Engineered Systems	2014	2013	2014	2013
Engineered Products and Services	$57.1	$51.1	$155.0	$163.4
Turbine Engines	6.2	6.4	19.0	21.1
Energy Systems	10.0	9.2	23.3	22.9
Total	$73.3	$66.7	$197.3	$207.4

Note 15. Subsequent Event
On October 23, 2014, a subsidiary of Teledyne acquired the business and substantially all of the assets of Oceanscience for $15.0 million. Based in Carlsbad, California, Oceanscience designs and manufactures marine sensor platforms and unmanned surface vehicles.

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
Our third quarter 2014 sales were $601.1 million, compared with sales of $571.6 million for the same period of 2013, an increase of 5.2%. Net income attributable to Teledyne was $55.6 million ($1.47 per diluted share) for the third quarter of 2014, compared with $46.8 million ($1.23 per diluted share) for the third quarter of 2013, an increase of 18.8%.
Our Recent Acquisitions
On August 18, 2014, a subsidiary of Teledyne acquired assets of Atlas Hydrographic GmbH (“Atlas”) for $5.2 million. On March 31, 2014, a subsidiary of Teledyne acquired Photon Machines, Inc. (“Photon”) for an initial payment of $3.3 million. Teledyne expects to pay an additional $0.7 million in equal installments over the next three years.
In October 2013, a subsidiary of Teledyne acquired C.D. Limited (“CDL”) for $21.8 million in cash, net of cash acquired. In August 2013, a subsidiary of Teledyne acquired the assets of SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) for $26.4 million and paid a $0.4 million purchase price adjustment in the fourth quarter. In July 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) that it did not already own for $4.9 million. In May 2013, a subsidiary of Teledyne acquired Axiom IC B.V. (“Axiom”) for an initial payment of $4.0 million, net of cash acquired, with an additional $1.3 million expected to be paid in equal installments over three years. The first of the three installments was made in May 2014. In March 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON A/S (“RESON”) for $69.7 million, net of cash acquired. Atlas, Photon, CDL, CETAC and RESON are part of the Instrumentation segment and Nova Sensors and Axiom are part of the Digital Imaging segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of these acquisitions have been included in Teledyne's results since the dates of the respective acquisitions.
In the third quarter of 2014, Teledyne announced  an agreement to acquire all of the outstanding common shares of Bolt Technology Corporation (“Bolt”) for $22.00 per share payable in cash. The aggregate value for the transaction is approximately $171.1 million, excluding transaction costs and taking into account Bolt’s stock options, other liabilities and net cash as of June 30, 2014. Bolt is a developer and manufacturer of marine seismic data acquisition equipment used for offshore oil and natural gas exploration. Bolt is also a developer and manufacturer of remotely operated robotic vehicles systems used for a variety of underwater tasks. When closed, Bolt will broaden our portfolio of marine instrumentation with a number of highly complementary products, The transaction is expected to close in November 2014, subject to customary closing conditions. In the fourth quarter of 2014, a subsidiary of Teledyne acquired the business and substantially all of the assets of The Oceanscience Group Ltd. (“Oceanscience”) for $15.0 million. Oceanscience designs and manufactures marine sensor platforms and unmanned surface vehicles.
For a further description of the Company’s acquisition activity for the fiscal year ended December 29, 2013, please refer to Note 3 of our 2013 Form 10-K (“2013 Form 10-K”).

Results of Operations

	Third Quarter		Nine Months
(in millions)	2014	2013	2014	2013
Net Sales	$601.1	$571.6	$1,771.7	$1,742.0
Costs and expenses
Cost of sales	375.4	369.0	1,095.5	1,118.0
Selling, general and administrative expenses	151.4	149.6	461.6	447.2
Total costs and expenses	526.8	518.6	1,557.1	1,565.2
Operating income	74.3	53.0	214.6	176.8
Other income/(expense), net	(1.8)	(0.7)	7.0	(1.2)
Interest and debt expense, net	(4.6)	(5.1)	(13.9)	(15.6)
Income before income taxes	67.9	47.2	207.7	160.0
Provision for income taxes	13.0	0.3	51.0	30.0
Net income	54.9	46.9	156.7	130.0
Noncontrolling interest	0.7	(0.1)	0.8	0.1
Net income attributable to Teledyne	$55.6	$46.8	$157.5	$130.1

The table below presents sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(Dollars in millions)	2014	2013	2014	2013
Instrumentation
Sales	$280.4	$256.6	$815.9	$747.0
Cost of sales	$156.8	$144.9	$456.5	$414.0
Cost of sales % of sales	55.9%	56.5%	56.0%	55.5%
Digital Imaging
Sales	$95.6	$105.2	$301.2	$311.9
Cost of sales	$59.7	$64.3	$187.4	$196.0
Cost of sales % of sales	62.4%	61.2%	62.2%	62.8%
Aerospace and Defense Electronics
Sales	$151.8	$143.1	$457.3	$475.7
Cost of Sales	$99.7	$102.0	$291.9	$332.9
Cost of sales % of sales	65.7%	71.3%	63.9%	70.0%
Engineered Systems
Sales	$73.3	$66.7	$197.3	$207.4
Costs of sales	$59.2	$57.8	$159.7	$175.1
Cost of sales % of sales	80.8%	86.7%	81.0%	84.4%
Total Company
Sales	$601.1	$571.6	$1,771.7	$1,742.0
Costs of sales	$375.4	$369.0	$1,095.5	$1,118.0
Cost of sales % of sales	62.5%	64.5%	61.8%	64.2%

Third quarter of 2014 compared with the third quarter of 2013
Our third quarter 2014 sales were $601.1 million, compared with sales of $571.6 million for the third quarter of 2013, an increase of 5.2%. Net income attributable to Teledyne was $55.6 million ($1.47 per diluted share) for the third quarter of 2014, compared with $46.8 million ($1.23 per diluted share) for the third quarter of 2013, an increase of 18.8%.
Sales
The third quarter of 2014, compared with the third quarter of 2013, reflected higher sales in each segment except the Digital Imaging segment. Third quarter 2014 sales included the impact of acquisitions and higher organic sales. Incremental revenue in the third quarter of 2014 from recent acquisitions was $10.2 million. The third quarter of 2014, compared with the third quarter of 2013, reflected higher operating profit in each business segment except the Digital Imaging segment.
Operating Income
Operating income increased to $74.3 million for the third quarter of 2014, from $53.0 million for the third quarter of 2013, an increase of 40.2%. Operating income reflected lower costs as a result of the cost reduction actions taken in 2013 and the impact of pension income. Operating income in the third quarter of 2014 included $1.2 million in severance and facility consolidation costs, compared with $14.3 million of similar costs in the third quarter of 2013. The incremental operating income included in the results for the third quarter of 2014 from recent acquisitions was $0.4 million which included $0.2 million in additional intangible asset amortization expense.
Pension Income/Expense
The third quarter of 2014 included pension income of $0.3 million, compared with pension expense of $4.3 million in the third quarter of 2013. The change to pension income in 2014 from pension expense in 2013, primarily reflected the impact of using a 5.4 percent discount rate to determine the benefit obligation for the domestic plan in 2014 compared with a 4.4 percent discount rate used in 2013. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.4 million in the third quarter of 2014, compared with $3.6 million in the third quarter of 2013. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Cost of Sales
Cost of sales increased by $6.4 million in the third quarter of 2014, compared with the third quarter of 2013, which primarily reflected the impact of higher sales, partially offset by pension income in 2014 compared with pension expense in 2013 and lower severance and facility consolidation and environmental costs. Cost of sales as a percentage of sales for the third quarter of 2014 decreased to 62.5% from 64.6% in the third quarter of 2013 and reflected lower costs as a result of the cost reduction actions taken in 2013 and also reflected pension income in 2014 compared with pension expense in 2013 and lower severance and facility consolidation costs.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the third quarter of 2014 and 2013, were $5.4 million and $5.3 million of favorable operating income and $5.6 million and $5.2 million of unfavorable operating income, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $1.8 million in the third quarter of 2014, compared with the third quarter of 2013, and primarily reflected the impact of higher sales. Selling, general and administrative expenses for the third quarter of 2014, as a percentage of sales, decreased to 25.1%, compared with 26.2% in the third quarter of 2013. Corporate expense was $10.6 million for the third quarter of 2014, compared with $10.4 million for the third quarter of 2013. In the third quarter of 2014 and 2013, we recorded a total of $3.9 million and $3.0 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.
Interest Expense and Other Income and Expense
Interest expense, net of interest income, was $4.6 million for the third quarter of 2014, compared with $5.1 million for the third quarter of 2013. The decrease in interest expense primarily reflected the impact of lower outstanding debt levels. Other income and expense was $1.8 million of expense for the third quarter of 2014, compared with expense of $0.7 million for the third quarter of 2013. The 2014 amount included accruals for legal matters of $1.6 million.

Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the third quarter of 2014 was 19.2% compared with 0.6% for the third quarter of 2013.
The third quarter of 2014 reflected $6.1 million in net discrete tax benefits which included the remeasurement of uncertain tax positions including the expiration of statute of limitations and a favorable resolution of a tax matter. The third quarter of 2013 reflected $11.6 million in net discrete tax benefits primarily related to the remeasurement of uncertain tax positions including expiration of statute of limitations and a favorable resolution of a tax matter. Excluding the net discrete tax benefits in both periods, the effective tax rates would have been 28.1% and 25.2% for the third quarters of 2014 and 2013, respectively. The Company’s effective tax rate for fiscal year 2014 is expected to be 28.5%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete. The increase in the effective tax rates, excluding discrete items, primarily reflected a change in the proportion of domestic and foreign income.
First nine months of 2014 compared with the first nine months of 2013
Teledyne’s first nine months of 2014 sales were $1,771.7 million, compared with sales of $1,742.0 million for the same period of 2013, an increase of 1.7%. Net income attributable to Teledyne was $157.5 million ($4.13 per diluted share) for the first nine months of 2014, compared with $130.1 million ($3.42 per diluted share) for the first nine months of 2013, an increase of 21.1%.
Sales
The first nine months of 2014, compared with the same period in 2013, reflected higher sales in the Instrumentation segment, partially offset by lower sales in the Aerospace and Defense Electronics, Digital Imaging and the Engineered Systems segments. Incremental revenue in the first nine months of 2014 from recent acquisitions was $40.1 million.
Operating Income
Operating income increased to $214.6 million for the first nine months of 2014, from $176.8 million for the same period of 2013, and reflected improved results in each business segment, despite lower sales in three business segments. Operating income reflected lower costs as a result of the cost reduction actions taken in 2013 and the impact of pension income, as well as lower severance and facility consolidation and environmental costs. Operating income in the first nine months of 2014 included $2.0 million in severance and facility consolidation costs, compared with $18.7 million of similar costs in the first nine month of 2013. The incremental operating income included in the results for the first nine months of 2014 from recent acquisitions was $2.9 million which included $1.0 million in additional intangible asset amortization.
Pension Income/Expense
The first nine months of 2014 included pension income of $1.0 million, compared with pension expense of $13.0 million in the first nine months of 2013. Pension expense allocated to contracts pursuant to CAS was $10.3 million in the first nine months of 2014, compared with $10.8 million in the first nine months of 2013. The change to pension income in 2014 from pension expense in 2013 primarily reflected the impact of using a 5.4 percent discount rate to determine the benefit obligation for the domestic plan in 2014 compared with a 4.4 percent discount rate used in 2013.
Cost of Sales
Cost of sales decreased by $22.5 million in the first nine months of 2014, compared with the first nine months of 2013, which primarily reflected lower costs as a result of the cost reduction actions taken in 2013 and the impact of pension income, as well as lower severance and facility consolidation costs. Cost of sales as a percentage of sales for the first nine months of 2014, was 61.8%, compared with 64.2% for the first nine months of 2013 and reflected lower costs as a result of the cost reduction actions taken in 2013, the impact of pension income, as well as lower severance and facility consolidation costs.
The aggregate effects of changes in estimates on contracts accounted for under the POC accounting method, in the first nine months of 2014 and 2013 were $16.7 million and $14.5 million of favorable operating income and $18.4 million and $16.4 million of unfavorable operating income, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher by $14.4 million in the first nine months of 2014, compared with the first nine months of 2013, and primarily included higher research and development expenses. Selling, general and administrative expenses for the first nine months of 2014, as a percentage of sales, increased to 26.1%, compared with 25.7% in the first nine months of 2013 and primarily reflected the impact of higher research and development expenses. Corporate expense was $32.6 million for the first nine months of 2014, compared with $30.3 million for the first nine months of 2013, and primarily reflected higher compensation expense. In the first nine months of 2014 and 2013, we recorded a total of $10.1 million and $7.6 million, respectively, in stock option compensation expense.
Interest Expense and Other Income and Expense
Interest expense, net of interest income, was $13.9 million in the first nine months of 2014, compared with $15.6 million for the first nine months of 2013. The decrease in interest expense primarily reflected the impact of lower outstanding debt levels. Other income and expense was income of $7.0 million for the first nine months of 2014, compared with expense of $1.2 million for the first nine months of 2013. The 2014 amount included a net gain on legal settlements of $7.0 million.
Income Taxes
The Company’s effective income tax rate for the first nine months of 2014 was 24.6%, compared with 18.8% for the first nine months of 2013. The first nine months of 2014 included net tax benefits for discrete items of $8.2 million compared with net tax benefits for discrete items of $15.2 million for the first nine months of 2013. The net tax benefits in 2014 included the remeasurement of uncertain tax positions, primarily due to an expiration of statute of limitations and the favorable resolution of a tax matter. The net tax benefits in 2013 primarily related to the remeasurement of uncertain tax positions, including the expiration of statute of limitations and a favorable resolution of a tax matter. Excluding net tax benefits in both periods, the effective tax rates would have been 28.5% for the first nine months of 2014 and 28.3% for the first nine months of 2013.

Segment Results
The following table sets forth the sales and operating profit for each segment (dollars in millions):

	Third Quarter		%	Nine Months		%
	2014	2013	Change	2014	2013	Change
Net sales:
Instrumentation	$280.4	$256.6	9.3%	$815.9	$747.0	9.2%
Digital Imaging	95.6	105.2	(9.1)%	301.2	311.9	(3.4)%
Aerospace and Defense Electronics	151.8	143.1	6.1%	457.3	475.7	(3.9)%
Engineered Systems	73.3	66.7	9.9%	197.3	207.4	(4.9)%
Total net sales	$601.1	$571.6	5.2%	$1,771.7	$1,742.0	1.7%
Segment operating profit:
Instrumentation	$46.9	$39.9	17.5%	$128.2	$117.6	9.0%
Digital Imaging	7.9	11.5	(31.3)%	29.3	24.6	19.1%
Aerospace and Defense Electronics	21.6	9.3	132.3%	68.3	50.1	36.3%
Engineered Systems	8.5	2.7	214.8%	21.4	14.8	44.6%
Segment operating profit	84.9	63.4	33.9%	247.2	207.1	19.4%
Corporate expense	(10.6)	(10.4)	1.9%	(32.6)	(30.3)	7.6%
Operating income	74.3	53.0	40.2%	214.6	176.8	21.4%
Other income/(expense), net	(1.8)	(0.7)	157.1%	7.0	(1.2)	*
Interest expense, net	(4.6)	(5.1)	(9.8)%	(13.9)	(15.6)	(10.9)%
Income before income taxes	67.9	47.2	43.9%	207.7	160.0	29.8%
Provision for income taxes	13.0	0.3	*	51.0	30.0	70.0%
Net income	54.9	46.9	17.1%	156.7	130.0	20.5%
Noncontrolling interest	0.7	(0.1)	*	0.8	0.1	*
Net income attributable to Teledyne	$55.6	$46.8	18.8%	$157.5	$130.1	21.1%

*	not meaningful

Instrumentation

	Third Quarter		Nine Months
(Dollars in millions)	2014	2013	2014	2013
Sales	$280.4	$256.6	$815.9	$747.0
Cost of sales	$156.8	$144.9	$456.5	$414.0
Selling, general and administrative expenses	$76.7	$71.8	$231.2	$215.4
Operating profit	$46.9	$39.9	$128.2	$117.6
Cost of sales % of sales	55.9%	56.5%	56.0%	55.5%
Selling, general and administrative expenses % of sales	27.4%	28.0%	28.3%	28.8%
Operating profit % of sales	16.7%	15.5%	15.7%	15.7%
Third quarter of 2014 compared with the third quarter of 2013
The Instrumentation segment’s third quarter 2014 sales were $280.4 million, compared with $256.6 million in the third quarter of 2013, an increase of 9.3%. Operating profit for the third quarter of 2014 was $46.9 million, compared with operating profit of $39.9 million in the third quarter of 2013, an increase of 17.5%.
The third quarter 2014 sales increase resulted from higher sales in the marine instrumentation and environmental instrumentation product lines, partially offset by lower sales of electronic test and measurement instrumentation. The higher sales of $15.8 million for marine instrumentation primarily reflected increased sales of interconnect systems used in offshore energy production, and also included $4.3 million in sales from the recent acquisitions. Sales for environmental instrumentation increased $9.0 million and included $5.9 million in sales from recent acquisitions. Sales of electronic test and measurement instrumentation decreased $1.0 million. The increase in operating profit reflected the impact of higher sales, as well as aggregate margin improvement from businesses acquired within the last two years. The incremental operating profit included in the results for the third quarter of 2014 from recent acquisitions was $0.4 million, which included $0.2 million in additional intangible asset amortization expense. In 2014, we expect increased sales of marine instrumentation for subsea oil and gas production, as well as increased sales of most marine sensors and systems, partially offset by reduced sales of geophysical sensors for oil and gas exploration.
Third quarter 2014 cost of sales increased by $11.9 million, compared with the third quarter of 2013, and primarily reflected the impact of higher sales. The decrease in the cost of sales percentage to 55.9% from 56.5% reflected the impact of product mix differences. Third quarter 2014 selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $4.9 million, compared with the third quarter of 2013, and primarily reflected the impact of higher sales. The selling, general and administrative expense percentage decreased slightly to 27.4% in the third quarter of 2014 from 28.0% in the third quarter of 2013.
First nine months of 2014 compared with the first nine months of 2013
The Instrumentation segment's first nine months of 2014 sales were $815.9 million, compared with $747.0 million for the first nine months of 2013, an increase of 9.2%. Operating profit for the first nine months of 2014 was $128.2 million, compared with operating profit of $117.6 million for the first nine months of 2013, an increase of 9.0%.
The first nine months of 2014 sales increased $68.9 million, which resulted from higher sales in the marine instrumentation and environmental instrumentation product lines. The higher sales of $53.8 million for marine instrumentation reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $20.2 million in incremental revenue from recent acquisitions. Sales for environmental instrumentation increased $19.4 million and included $5.9 million from recent acquisitions. Sales for electronic test and measurement instrumentation decreased by $1.5 million. The increase in operating profit primarily reflected the impact of higher sales. The incremental operating profit included in the results for the first nine months of 2014 from recent acquisitions was $3.4 million, which included $1.0 million in additional intangible asset amortization.
The first nine months of 2014 cost of sales increased by $42.5 million, compared with the first nine months of 2013, and primarily reflected the impact of higher sales. The increase in the cost of sales percentage primarily reflected product mix differences. The first nine months of 2014, selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $15.8 million, compared with the first nine months of 2013, and primarily reflected the impact of higher sales. The selling, general and administrative expense percentage decreased slightly to 28.3% in the first nine months of 2014 from 28.8% in the first nine months of 2013.

Digital Imaging

	Third Quarter		Nine Months
(Dollars in millions)	2014	2013	2014	2013
Sales	$95.6	$105.2	$301.2	$311.9
Cost of sales	$59.7	$64.3	$187.4	$196.0
Selling, general and administrative expenses	$28.0	$29.4	$84.5	$91.3
Operating profit	$7.9	$11.5	$29.3	$24.6
Cost of sales % of sales	62.4%	61.2%	62.2%	62.8%
Selling, general and administrative expenses % of sales	29.3%	27.9%	28.1%	29.3%
Operating profit % of sales	8.3%	10.9%	9.7%	7.9%
Third quarter of 2014 compared with the third quarter of 2013
The Digital Imaging segment’s third quarter 2014 sales were $95.6 million, compared with $105.2 million in the third quarter of 2013, a decrease of 9.1%. Operating profit was $7.9 million for the third quarter of 2014, compared with operating profit of $11.5 million in the third quarter of 2013, a decrease of 31.3%.
The third quarter 2014 sales primarily reflected lower sales of infrared imaging sensors for government applications. Operating profit in 2014 reflected the impact of lower sales, lower margins for infrared imaging sensors and LIDAR systems and $0.7 million in asset write downs.
Third quarter 2014 cost of sales decreased by $4.6 million, compared with the third quarter of 2013 and primarily reflected the impact of lower sales. The cost of sales percentage in 2014 increased to 62.4% in the third quarter of 2014, compared with 61.2% for the third quarter of 2013 and reflected lower fixed-cost absorption from lower sales. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $28.0 million in 2014, from $29.4 million in 2013 and reflected the impact of lower sales. The increase in the selling, general and administrative expense percentage to 29.3% in the third quarter of 2014 from 27.9% in the third quarter of 2013, reflected the impact of lower sales while selling, general and administrative expense did not decrease in the same proportion.
First nine months of 2014 compared with the first nine months of 2013
The Digital Imaging segment’s first nine months of 2014 sales were $301.2 million, compared with $311.9 million for the first nine months of 2013, a decrease of 3.4%. Operating profit was $29.3 million for the first nine months of 2014, compared with operating profit of $24.6 million for the first nine months of 2013, an increase of 19.1%.
The first nine months of 2014 sales decrease reflected increased sales of sensors and cameras for commercial machine vision applications, offset by lower sales of infrared imaging sensors and LIDAR systems. The increase in operating profit reflected improved margins across most product lines.
Cost of sales decreased by $8.6 million in the first nine months of 2014, compared with the first nine months of 2013, and primarily reflected lower costs as a result of cost reduction actions taken in 2013 and a greater mix of higher gross margin sales of sensors and cameras for commercial machine vision applications. The decrease in the cost of sales percentage primarily reflected lower costs as a result of cost reduction actions taken in 2013 and a greater mix of higher gross margin commercial sales. The first nine months of 2014, selling, general and administrative expenses, decreased to $84.5 million, compared with $91.3 million in the first nine months of 2013, and reflected lower research and development expenses. The decrease in the selling, general and administrative expense percentage to 28.1% in the first nine months of 2014 from 29.3% in the first nine months of 2013, reflected lower expense in each major category of selling, general and administrative expense.

Aerospace and Defense Electronics

	Third Quarter		Nine Months
(Dollars in millions)	2014	2013	2014	2013
Sales	$151.8	$143.1	$457.3	$475.7
Cost of sales	$99.7	$102.0	$291.9	$332.9
Selling, general and administrative expenses	$30.5	$31.8	$97.1	$92.7
Operating profit	$21.6	$9.3	$68.3	$50.1
Cost of sales % of sales	65.7%	71.3%	63.9%	70.0%
Selling, general and administrative expenses % of sales	20.1%	22.2%	21.2%	19.5%
Operating profit % of sales	14.2%	6.5%	14.9%	10.5%
Third quarter of 2014 compared with the third quarter of 2013
The Aerospace and Defense Electronics segment’s third quarter 2014 sales were $151.8 million, compared with $143.1 million in the third quarter of 2013, an increase of 6.1%. Operating profit was $21.6 million for the third quarter of 2014, compared with operating profit of $9.3 million in the third quarter of 2013, an increase of 132.3%.
The third quarter 2014 sales increase reflected higher sales of $4.6 million from avionics products and electronic relays, $2.7 million from microwave and interconnect systems and higher sales of $1.4 million from electronic manufacturing services products. Operating profit in the third quarter of 2014 reflected the impact of higher sales. The third quarter 2014 operating profit also reflected pension income of $0.2 million compared with $2.1 million of pension expense, and the third quarter of 2013 included $3.4 million in severance and facility consolidation expenses and a $5.3 million charge for estimated environmental liabilities.
Third quarter 2014 cost of sales decreased by $2.3 million, compared with the third quarter of 2013, and reflected the impact of lower costs as a result of the cost reduction actions taken in 2013 and lower severance and facility consolidation and environmental expenses, and also reflected pension income in 2014 compared with pension expense for 2013. Cost of sales as a percentage of sales for the third quarter of 2014 decreased to 65.7% from 71.3% in the third quarter of 2013 and reflected the impact of lower costs as a result of the cost reduction actions taken in 2013 and also reflected pension income in 2014 compared with pension expense for 2013, and lower severance and facility consolidation and environmental expenses. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $30.5 million in the third quarter of 2014, compared with $31.8 million in the third quarter of 2013. The decrease in the selling, general and administrative expense percentage to 20.1% in the third quarter of 2014, compared with 22.2% in the third quarter of 2013 primarily reflected lower general and administrative expense.
First nine months of 2014 compared with the first nine months of 2013
The Aerospace and Defense Electronics segment's first nine months of 2014 sales were $457.3 million, compared with $475.7 million for the first nine months of 2013, a decrease of 3.9%. Operating profit increased to $68.3 million for the first nine months of 2014, compared with operating profit of $50.1 million for the first nine months of 2013, an increase of 36.3%.
The first nine months of 2014 sales decrease reflected lower sales of $31.0 million from microwave and interconnect systems due to the completion of a program with a foreign government, which had sales of $44.3 million in the first nine months of 2013. The first nine months quarter of 2014 sales also reflected increased sales of $14.3 million from avionics products and electronic relays and lower sales of $1.7 million from electronic manufacturing services products. Operating profit in the first nine months of 2014 reflected pension income of $1.0 million compared with $6.1 million of pension expense, and 2013 included $12.2 million in severance and facility consolidation and environmental costs, partially offset by the impact of lower sales.
The first nine months of 2014 cost of sales decreased by $41.0 million, compared with the first nine months of 2013, and reflected the impact of lower sales as well as lower costs as a result of the cost reduction actions taken in 2013 and also reflected pension income in 2014 compared with pension expense for 2013 and lower severance and facility consolidation and environmental expenses. Cost of sales as a percentage of sales for the first nine months of 2014 decreased to 63.9% from 70.0% in the first nine months of 2013 reflected the impact of lower costs as a result of the cost reduction actions taken in 2013 and also reflected pension income in 2014 compared with pension expense in 2013. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $97.1 million in the first nine months of 2014, compared with $92.7 million for the first nine months of 2013 and primarily reflected the impact of higher research and development expense. The increase in the selling, general and administrative expense percentage to 21.2% in the first nine months of 2014, compared with 19.5% in the first nine months of 2013 reflected the impact of higher research and development expense.

Engineered Systems

	Third Quarter		Nine Months
(Dollars in millions)	2014	2013	2014	2013
Sales	$73.3	$66.7	$197.3	$207.4
Cost of sales	$59.2	$57.8	$159.7	$175.1
Selling, general and administrative expenses	$5.6	$6.2	$16.2	$17.5
Operating profit	$8.5	$2.7	$21.4	$14.8
Cost of sales % of sales	80.8%	86.7%	81.0%	84.4%
Selling, general and administrative expenses % of sales	7.6%	9.3%	8.2%	8.5%
Operating profit % of sales	11.6%	4.0%	10.8%	7.1%
Third quarter of 2014 compared with the third quarter of 2013
The Engineered Systems segment’s third quarter 2014 sales were $73.3 million, compared with $66.7 million in the third quarter of 2013, an increase of 9.9%. Operating profit was $8.5 million for the third quarter 2014, compared with operating profit of $2.7 million in the third quarter of 2013, an increase of 214.8%.
The third quarter 2014 sales increase primarily reflected higher sales of engineered products and services of $6.0 million, which primarily reflected higher sales of marine and space manufacturing programs. Sales of energy systems increased $0.8 million while turbine engines sales decreased $0.2 million. Operating profit in the third quarter of 2014 reflected the impact of higher sales and included pension income of $0.4 million compared with $1.6 million of pension expense. The third quarter of 2013 included $2.7 million in severance and facility consolidation expenses.
Third quarter 2014 cost of sales increased by $1.4 million, compared with the third quarter of 2013, and reflected the impact of higher sales, partially offset by higher pension income. Cost of sales as a percentage of sales for the third quarter of 2014 decreased to 80.8% from 86.7% in the third quarter of 2013 and reflected the impact of pension income in 2014, compared with pension expense in 2013 and lower severance and facility consolidation expenses. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $5.6 million for the third quarter of 2014, compared with $6.2 million for the third quarter of 2013. The selling, general and administrative expense percentage was 7.6% for the third quarter of 2014, compared with 9.3% for the third quarter of 2013 and reflected the impact of pension income in 2014, compared with pension expense in 2013.
First nine months of 2014 compared with the first nine months of 2013
The Engineered Systems segment's first nine months of 2014 sales were $197.3 million, compared with $207.4 million for the first nine months of 2013, a decrease of 4.9%. Operating profit was $21.4 million for the first nine months of 2014, compared with operating profit of $14.8 million for the first nine months of 2013, an increase of 44.6%.
The first nine months of 2014 sales decreased $10.1 million, which reflected lower sales of $8.4 million from engineered products and services, lower turbine engines sales of $2.1 million, partially offset by higher sales of energy systems of $0.4 million. The sales decrease from engineered products and services, primarily reflected lower sales of missile defense systems. The increase in operating profit in the first nine months of 2014 reflected the impact of pension income of $1.2 million compared with $5.0 million of pension expense in the first nine months of 2013, partially offset by lower sales.
The first nine months of 2014 cost of sales decreased by $15.4 million, compared with the first nine months of 2013, and reflected the impact of lower sales and higher pension income. Cost of sales as a percentage of sales for the first nine months of 2014 decreased to 81.0%, compared with 84.4% in the first nine months of 2013 and reflected the impact of pension income in 2014, compared with pension expense in 2013. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $16.2 million for the first nine months of 2014, compared with $17.5 million for the first nine months of 2013, and reflected the impact of lower sales. The selling, general and administrative expense percentage decreased slightly to 8.2% in the first nine months of 2014, compared with 8.5% for the first nine months of 2013.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $199.6 million for the first nine months of 2014, compared with net cash provided by operating activities of $105.6 million for the first nine months of 2013. The higher cash provided by operating activities in the first nine months of 2014 reflected higher net income, the absence of pension contributions in 2014, while in the first nine months of 2013 we made a voluntary $83.0 million pre-tax cash contribution to the domestic pension plan, partially offset by higher income tax payments. No cash pension contributions are planned for 2014 for the domestic pension plan. The 2014 amount also reflected the receipt of $10.0 million related to a legal settlement.
Our net cash used by investing activities was $37.6 million for the first nine months of 2014, compared with net cash used by investing activities of $160.2 million for the first nine months of 2013. The 2014 amount includes $8.1 million for acquisitions. The 2013 amount includes $106.4 million for acquisitions. Capital expenditures for the first nine months of 2014 and 2013 were $29.7 million and $54.0 million, respectively.
On August 18, 2014, a subsidiary of Teledyne acquired the assets of Atlas for $5.2 million. On March 31, 2014, a subsidiary of Teledyne acquired Photon for an initial payment of $3.3 million. Teledyne expects to pay an additional $0.7 million in equal installments over the next three years.
Our goodwill was $1,028.0 million at September 28, 2014 and $1,037.8 million at December 29, 2013. The decrease in the balance of goodwill in 2014 resulted from the impact of exchange rate changes, partially offset by the Photon and Atlas acquisitions. Except for the CETAC, Atlas and Oceanscience acquisitions, goodwill resulting from the acquisitions made in fiscal 2014 and 2013 will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $244.5 million at September 28, 2014 and $270.9 million at December 29, 2013. The decrease in the balance of acquired intangible assets in 2014 primarily resulted from amortization, partially offset by acquired intangibles for the Photon and Atlas acquisitions. The Company is in the process of specifically identifying the amounts assigned to certain assets and liabilities, acquired intangible assets and the related impact on goodwill for the Photon and Atlas acquisitions.
In the third quarter of 2014, Teledyne announced  an agreement to acquire all of the outstanding common shares of Bolt for $22.00 per share payable in cash. The aggregate value for the transaction is approximately $171.1 million, excluding transaction costs and taking into account Bolt’s stock options, other liabilities and net cash as of June, 2014. The transaction is expected to close in November 2014, subject to customary closing conditions. On October 23, 2014 a subsidiary of Teledyne acquired the business and substantially all of the assets of Oceanscience for $15.0 million.
Financing activities used cash of $102.2 million for the first nine months of 2014, compared with cash provided by financing activities of $97.5 million for the first nine months of 2013. Financing activities for the first nine months of 2014 reflected the net borrowings of $26.3 million while the first nine months of 2013 included net borrowings of $84.0 million. Proceeds from the exercise of stock options were $14.2 million and $10.0 million for the first nine months of 2014 and 2013, respectively. In September 2014, the Company entered into a $101.6 million accelerated share repurchase agreement with a financial institution and repurchased 927,000 shares of its common stock under this agreement, which used $91.4 million of the $101.6 million advanced. In the first nine months of 2014, the Company spent $146.6 million, which includes $101.6 million advanced under the accelerated share repurchase agreement, to repurchase its common stock. In the first nine months of 2014, the Company repurchased 1,396,290 shares of its common stock at an average price $97.70 per share.
Working capital decreased slightly to $375.9 million at September 28, 2014, compared with $381.0 million at December 29, 2013, and reflected an increase in current maturities of long term debt of $81.6 million, partially offset by higher cash balances.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as pending acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect to spend up to $50.0 million for capital expenditures in 2014, of which $29.7 million has been spent in the first nine months of 2014.
Total debt at September 28, 2014 was $577.8 million, which includes $100.0 million outstanding under the $750.0 million credit facility. At September 28, 2014, Teledyne had $17.1 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $634.5 million at September 28, 2014. The credit agreements require the Company to comply with various financial and operating covenants and at September 28, 2014 the Company was in compliance with these covenants. In September 2014, Teledyne priced $125.0 million senior unsecured notes with an average fixed rate of 2.97%. The senior unsecured notes are expected to be issued in December 2014 and will consist of $30.0 million of 2.61% senior unsecured notes due December 4, 2019, and $95.0 million of 3.09% senior unsecured notes due December 6, 2021.

As of September 28, 2014, the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At September 28, 2014, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due through March 2019
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.5 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	21.6 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.5 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	21.6 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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

Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, acquisitions, product sales, capital expenditures, pension matters, stock option compensation expense, interest expense, severance, facility consolidation and environmental remediation costs, taxes, and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at September 28, 2014 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $9.7 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $200.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of September 28, 2014, we had $300.0 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.0 million, assuming the $300.0 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 28, 2014, are effective.
In connection with our evaluation during the quarterly period ended September 28, 2014, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2013 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure.

Item 2.	Unregistered sales of equity securities and use of proceeds
In October 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. Pursuant to this prior authorization, in September 2014, the Company entered into a $101.6 million accelerated share repurchase agreement (“ASR”) with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company's common stock at an initial price of $98.62 per share. Pursuant to the ASR agreement the Company advanced $101.6 million to the ASR Counterparty and received 927,000 shares of common stock, representing 90% of the estimated shares to be repurchased under the ASR. The total number of shares of common stock that the Company will repurchase under the ASR Agreement will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR is expected to occur in June 2015, although the settlement may be accelerated at the ASR Counterparty’s option. In September 2014, the Company repurchased 927,000 shares of its common stock under the ASR, which used $91.4 million of the $101.6 million advanced. The following table sets forth the shares repurchased during each fiscal month during the third quarter of 2014:

Fiscal Month 2014	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
June 30 - August 3	48,000	$95.19	48,000	1,423,472
August 4 - August 31	43,824	$93.54	43,824	1,379,648
September 1 - September 28	934,500	$98.61	934,500	445,148
Total	1,026,324	$98.23	1,026,324

Item 6.	Exhibits

(a)	Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of September 3, 2014 among Teledyne Technologies Incorporated, Lighting Merger Sub, Inc. and Bolt Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 3, 2014).

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 99.1
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to the Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 23, 2014).

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 30, 2014	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 2.1
Agreement and Plan of Merger, dated as of September 3, 2014 among Teledyne Technologies Incorporated, Lighting Merger Sub, Inc. and Bolt Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 3, 2014).

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 99.1
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to the Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 23, 2014).

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document