Form 10-K
period 2014-12-28
TELEDYNE TECHNOLOGIES INC
filed 2015-02-26
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 27, 2014, was $3.4 billion, based on the closing price of a share of Common Stock on such date, which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 24, 2015, there were 35,266,140 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s proxy statement for its 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

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
Total sales in 2014 were $2,394.0 million, compared with $2,338.6 million in 2013 and $2,127.3 million in 2012. Our aggregate segment operating profit and other segment income were $338.4 million in 2014, $277.9 million in 2013 and $279.8 million in 2012. Approximately 75% of our total sales in 2014 were to commercial and international customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 58% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost-plus-fee type contracts. Sales to international customers accounted for approximately 45% of total sales in 2014.
Our businesses are divided into four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. The respective percentage contributions of our four business segments to our total sales in 2014, 2013 and 2012 are summarized in the following table:

	Percentage of Sales
Segment (a)	2014	2013	2012
Instrumentation	47%	44%	38%
Digital Imaging	17%	18%	20%
Aerospace and Defense Electronics	25%	26%	28%
Engineered Systems	11%	12%	14%
Total	100%	100%	100%

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
Strategy
Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and share repurchases. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.

Our Recent Acquisitions
Consistent with our strategy, during 2014, we made the following acquisitions and investments for a total $195.8 million:
To broaden our marine instrumentation capabilities:

•
Bolt Technology Corporation (“Bolt”) - Bolt, headquartered in Norwalk, Connecticut, with additional operations in Houston, Texas and San Diego, California, supplies marine seismic energy sources and related equipment for offshore energy exploration and, through its SeaBotix business, designs and manufactures miniature underwater remotely operated vehicles (“Mini ROVs”).

•
Assets of The Oceanscience Group Ltd. (“Oceanscience”) - Oceanscience, headquartered in Carlsbad, California, develops oceanographic and hydrographic deployment equipment designed to save survey time and improve data quality.

•	Assets of Atlas Hydrographic GmbH (“Atlas”) - Atlas, based in Bremen, Germany, designs, manufactures, and integrates marine sonar systems for mid and deep water applications.

•	Investment in Ocean Aero, Inc. (“Ocean Aero”) - Ocean Aero, based in Poway, California, is designing an unmanned surface vehicle that will also have the ability to descend subsea.
To expand our environmental instrumentation product lines:

•	Photon Machines, Inc. (“Photon”) - Photon, headquartered in Bozeman, Montana, designs and manufactures laser-based sample introduction equipment for laboratory instrumentation.
Available Information
Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports and other information we file, including our proxy statements, at www.sec.gov. Any materials we file with the SEC may be viewed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Corporate Governance Guidelines, our Global Code of Ethical Business Conduct, our Codes of Ethics for Financial Executives, Directors and Service Providers and the Charters of the standing committees of our Board of Directors are available on our website. We intend to post any amendments to these policies, guidelines and charters on our website. Our website address is www.teledyne.com. This information on our website is available free-of-charge. Alternatively, if you would like a paper copy of any report we file with the SEC (without exhibits) or other document, please write to Melanie S. Cibik, Senior Vice President, General Counsel and Secretary, Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362, and a copy of such requested document will be provided to you, free-of-charge.
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

Marine Instrumentation
We offer a variety of products designed for use in harsh underwater environments, instruments that measure currents and other physical properties in the water column, systems that create acoustic images of objects beneath the water’s surface, including the bottom of a body of water, and sensors that determine the geologic structure below the bottom. We also design and manufacture vehicles that utilize and transport these sensors over and beneath the water’s surface.
We design and manufacture geophysical streamer cables, hydrophones, seismic energy sources and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. Through our 2014 acquisition of Bolt, we are now a leading supplier of marine seismic energy sources and replacement parts for offshore energy exploration. Our Acoustic Doppler Current profilers (“ADCPs”) precisely measure currents at varying depths in oceans and rivers, and our Doppler Velocity Logs (“DVLs”) are used for navigation by civilian and military surface ships, unmanned underwater vehicles and naval divers. In addition to our DVLs, which are acoustic navigation devices, we design and manufacture inertial sensing and navigation products, as well as subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. With the 2013 acquisition of CDL Limited (“CDL”), we obtained additional subsea inertial sensing and navigation products, and our goal is to accelerate the development and deployment of real-time motion sensing and communication systems for our subsea oceanographic and oil and gas customers. With the 2014 acquisition of Oceanscience, we design and manufacture remotely-controlled and tethered instrumentation deployment vehicles used for current measurement, seafloor mapping and measurement of physical parameters such as salinity.
Additionally, we design and manufacture hydrographic survey instrumentation used in port surveys, dredging, pre- and post-installation of offshore energy infrastructure and other challenging underwater applications. Our multibeam sonar systems range from portable high-resolution systems used on autonomous underwater vehicles (“AUVs”) to full ocean depth vessel-mounted oceanographic systems. We offer 3D imaging systems for use from aircraft, fixed platforms, surface vessels and subsurface vessels over a wide range of distances and water depths. Our multibeam sonar systems are used for creating highly accurate maps of underwater offshore constructions, wrecks or quay walls in harbors. In particular, the multibeam sonars are used to produce high quality maps of the seafloor. With advanced imaging capabilities, our sonars create images of hidden structures on the seafloor and are also used for detecting underwater mineral deposits, gas and oil seeps streaming from the seabed. Sonars are used to create real-time images of the environment in the oceans and enable precise navigation of AUVs, which are essentially advanced robots navigating through the oceans autonomously. Our products are being utilized in both commercial and defense applications where we provide systems for detecting mines in the water.
We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment and submerged monitoring systems. Bolt, acquired in 2014, added high-reliability underwater cables and connectors, as well as related electronic controllers, monitoring systems and other auxiliary equipment. We also manufacture subsea and topside pipeline corrosion and erosion monitoring detectors as well as flow integrity monitoring solutions for the oil and gas industry. These flow assurance sensors and equipment rely on our wet-mateable interconnect systems and our sensor feed-through systems. Our Teledyne Oil & Gas group and Teledyne Scientific Company continue to work collaboratively to improve the reliability of materials exposed to ultra deep-sea conditions.
We offer a variety of marine instrumentation products used by the U.S. Navy and in energy exploration, oceanographic research and port and harbor security services. Our products include acoustic modems for networked underwater communication and sidescan and sub-bottom profiling sonar systems. Using our acoustic technology, we also provide quality control and package integrity systems under the Taptone® brand to the food and beverage, personal care and pharmaceutical industries.
We manufacture complete autonomous underwater vehicle systems. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems as part of a mobile underwater sensing and communication network. The modular design of our battery-powered, man-portable Gavia™ AUV allows for rapid sensor bay reconfiguration and battery replacement capability. Our Slocum gliders, as well as our ADCPs, are being used as part of the National Science Foundation’s Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales. Through the SeaBotix business, we design and manufacture Mini ROVs used in maritime security, search and rescue, aquaculture, and scientific research applications.

Environmental Instrumentation
We offer a wide range of products used for environmental monitoring, instruments that enable measurement and monitoring of key air environmental parameters as well as gas purity and content for industrial and manufacturing applications, sensors for the measurement and monitoring of the physical and chemical properties of untreated water, and laboratory systems that improve sample acquisition, handling, and preparation for analysis.
Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, oxides of nitrogen and ozone in order to measure the quality of the air we breathe. Our instrumentation also monitors particulate air pollution, and we supply environmental monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, vacuum and flow measurement devices and torque measurement sensors. We were a pioneer in the development of precision trace oxygen analyzers, and we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our sampler products include portable, refrigerated and specialty samplers used in hazardous location applications. Flow meters include ultrasonic, submerged probe, bubbler and area velocity models. Laser technology is now part of our flow capabilities. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities. Our broad line of instruments for precise measurement and control of vacuum and gas flow are used in varied applications such as semiconductor manufacturing, refrigeration, metallurgy and food processing.
We provide laboratory instrumentation that complements our process or field environmental instrumentation. We manufacture laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometer. We also provide laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. In addition, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. With the 2013 acquisition of assets of CETAC Technologies (“CETAC”), we enhanced our laboratory automation and robotics capabilities as well as our elemental and chemical analysis systems. Our 2014 acquisition of Photon complements our CETAC business by adding laser-ablation components to CETAC’s sample introduction systems. Our advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. Our high precision, high pressure syringe pumps measure process extraction rates of fluids ranging from liquefied gases to viscous tars. Plus, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds. Our liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development.
Test and Measurement Instrumentation
Since our August 2012 acquisition of LeCroy Corporation (“LeCroy”), we develop, manufacture, sell and license high-performance oscilloscopes and high speed protocol analyzers for various computer communication links. We also provide related test and measurement equipment, probes, accessories and application solutions. To a lesser extent, we provide extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.
Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer eight families of real-time oscilloscopes, which address different needs: HDO4000/HDO6000, our 12-bit, high definition oscilloscopes; LabMaster 10 Zi-A; WaveMaster, our industry leading high-end oscilloscope family; WavePro, which is targeted at the mid-to high-range performance sector; WaveRunner, designed for the general purpose and bench-top sector; WaveSurfer designed for users in the lower bandwidth bench-top sector of the market; WaveJet, designed for value-oriented users in the economy sector of the market; and WaveAce, our entry-level oscilloscope products. In addition to our real-time oscilloscopes, we have the WaveExpert family of sampling oscilloscopes and modules. In 2014, we released the world’s first 100GHz real-time scope, aimed at applications such as high speed optical communications, and we extended our line of 12 bit oscilloscopes to include an eight channel product with specialized capabilities for analyzing power and efficiency of motors and the associated drive circuitry. In collaboration with Teledyne Scientific Company, we also completed the design of a next generation indium phosphide (“InP”) chip. The integrated circuit represents the first device in an expansive chip set planned for future generations of high speed oscilloscopes.
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
Digital Imaging
Our Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”). It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
We design, develop and manufacture image capture products, primarily consisting of high performance image sensors and digital cameras for use in industrial, scientific, medical and professional applications. We also design, develop and manufacture image processing products, primarily consisting of hardware and software for image processing in industrial and medical applications. We continue to develop high-resolution, low dose X-ray sensors for medical, dental and industrial applications. Our high performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. In particular, our CMOS image sensing technology is used in our large flat panel detectors for X-ray imaging and in some of our sensors used for industrial machine vision applications. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Unlike our OEM imaging products, this category of cameras is designed to be quickly deployed by technicians on the factory floor.
Additionally, we produce and provide manufacturing services for MEMS and high voltage CMOS devices and complete integrated circuit (“IC”) products. The majority of our semiconductor manufacturing capacity is consumed by external customers with the remaining capacity applied towards supplying unique CCD and microbolometer fabrication services for our internal image sensor requirements.
Our Digital Imaging segment also provides Light Detection and Ranging (“LIDAR”) systems for airborne terrestrial mapping, mobile mapping, bathymetry and laser-based 3D imaging applications through our majority-owned subsidiary, Optech.  These imaging and mapping systems are used by commercial and government customers serving energy, natural resources and infrastructure applications.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We receive funding from the Defense Advanced Research Products Agency (“DARPA”), the Intelligence Advanced Projects Research Activity (“IARPA”), and various other U.S. Department of Defense funding agencies, and we collaborate with researchers at universities and national laboratories to stay at the forefront of emerging technologies. We have developed high speed electronics, MEMS sensors and actuators, advanced functional and structural materials, liquid-crystal based optical devices, and image processing algorithms.
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
We design and manufacture solid state radio frequency (“RF”) and microwave components and subassemblies used in a wide variety of applications.  As components which form the building blocks for electronic systems, we produce amplifiers, voltage-controlled oscillators, YIGs, BAWs, low noise amplifiers (“LNAs”), microwave mixers, and detectors using LDMOS, GaAs, GaN, InP, and SiC technologies.  These components form the basis for our line of solid state power amplifiers, RF converters, and modems which are used in systems that provide communications links between ground stations, mobile units, UAVs, and orbiting satellites. Such products are also used in mobile telephone, TV broadcast and commercial data communications networks.  In addition, some of our products are modified to design and manufacture higher level subsystems including: UAV, mobile, and fixed location radar transmitters and receivers; test and measurement systems; and Instantaneous Frequency Measurement (“IFM”)-based systems and subsystems. The latter includes integrated frequency locked sources and set-on receiver jammers used for the U.S. Navy and Air Force training.
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
We supply electromechanical relays, solid state power relays and coaxial switching devices to military, aerospace and other industrial markets. Applications include microwave and wireless communication infrastructure, RF and general broadband test equipment, test equipment used in semiconductor manufacturing, and industrial and commercial machinery and control equipment. On commercial aircraft, our solid state and electromechanical relays are used in a variety of applications, including jet engine fuel control, management of control surfaces and other on-board applications.
We are a leading supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, as well as aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines and the U.S. military. In 2013, the Boeing Company awarded us a single source contract to develop and supply the next generation of aircraft data acquisition and information management systems for the majority of future Boeing commercial aircraft. Development has commenced with expected initial delivery of the systems expected to start in the third quarter of 2015.
We also provide lead acid aircraft batteries for general aviation, and business and light jet applications.

Engineered Systems
Our Engineered Systems segment provides innovative systems engineering and integration and advanced technology development as well as manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
Engineered Products and Services
Teledyne Brown Engineering, Inc. is a well-recognized whole life-cycle space, missile defense, marine systems, and energy company. With changes in U.S. fiscal policy, we have been working to shift its focus from chiefly supporting U.S. Government space and defense programs to increasing its commercial portfolio.
We lead and support air and missile defense programs, including the Objective Simulation Framework (“OSF”) and Test Execution Services and Launch Augmentation programs (“TESTLA”). As the Missile Defense Agency (“MDA”) prime contractor for the OSF contract, we design, develop, test, implement and maintain the OSF. The OSF is being designed to support full scale simulations, ground tests and live fire events throughout the life cycle of the Ballistic Missile Defense System. Under the 2013-awarded TESTLA contract, we will continue development, manufacturing and integration of product solutions in support of the warfighter.
We specialize in marine systems design and manufacturing. For the U.S. Special Operations Command, we are the prime contractor engaged to design, develop, test, manufacture and sustain the Shallow Water Command Submersible (“SWCS”) vehicle to replace the current SEAL Delivery Vehicle. With the design of the SWCS vehicle nearing completion, we started the manufacturing and test phase in 2014. We are producing the Littoral Battlespace Sensing Glider (“LBS-G”) system for the U.S. Navy Program Executive Office - Command, Control, Computer and Intelligence (“PEO-C4I”). Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program. We manufacture gun mounts for the Littoral Combat Ship program. Under contract to Raytheon Company, we continue to manufacture advanced mine detection and neutralization systems.
We are active in U.S. space programs and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center. In 2012, NASA awarded us a cooperative agreement to foster the commercial utilization of the ISS. Under this agreement, we continue to work to develop a commercial earth imaging platform known as the Multi-User System for Earth Imaging (“MUSES”). We also design, develop, and manufacture components for liquid rocket engines, scientific payloads, and human space flight vehicles.
We operate a full service radiological analysis laboratory in Knoxville, Tennessee, which principally supports nuclear power plants in United States. We also manage and operate a separation, purification and analysis of atmospheric samples laboratory for the U.S. Government. Additionally, we provide engineering and manufacturing for customers in the commercial nuclear market.
Extending our historic facilities and plant management services to the commercial arena, in November 2012, we were awarded a three-year lab and office facility management contract for the management and support of research services from the Dow Chemical Company. We are currently leading on-site and off-site management and support of research services at three Dow Chemical research facilities.
We manufacture products that are primarily highly engineered and high quality machined and metal fabricated components and assemblies for external customers across the spectrum of our core business base, including NASA, the U.S. Department of Defense customers and the U.S. Department of Energy, as well as commercial customers. Through our U.K.-based operations, we manufacture advanced composites for the government and commercial aviation customers.
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
Turbine Engines
We design, develop and manufacture small turbine engines primarily used in tactical missiles for military markets. Our engines power the Boeing/U.S. Navy Harpoon and Standoff Land Attack Missile systems, and we are the sole source provider of engines for the baseline Lockheed Martin/U.S. Air Force Joint Air-to-Surface Standoff Missile (“JASSM”). We also continue to work on advanced technology for small turbine engines and components for programs sponsored by the U.S. Air Force Research Laboratory.

Customers
We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales, nor more than 10% of any segment sales, during 2014, 2013 or 2012. Our largest commercial customer, a customer of our Instrumentation segment, accounted for 2.8%, 3.6% and 3.4% of total sales in 2014, 2013 and 2012, respectively.
Sales to international customers accounted for approximately 45% of total sales in 2014, compared with 44% in 2013 and 39% in 2012. In 2014, we sold products to customers in over 100 foreign countries. Approximately 90% of our sales to foreign-based customers were made to customers in 24 foreign countries. The 2014 top five countries for international sales were the United Kingdom, Norway, China, Germany and South Korea and constituted approximately 21% of our total sales.
Approximately 25%, 27% and 32% of our total sales for 2014, 2013 and 2012, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

	2014	2013	2012
Instrumentation	$38.6	$40.6	$39.9
Digital Imaging	102.2	120.2	128.8
Aerospace and Defense Electronics	245.3	260.2	269.9
Engineered Systems	221.8	209.2	245.4
Total U.S. Government sales	$607.9	$630.2	$684.0
Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 20%, 21% and 26% of our total sales for 2014, 2013 and 2012, respectively. In 2014 and 2013, our largest program with the U.S. Government was the Objective Simulation Framework contract with the Missile Defense Agency, which represented 1.3% and 1.4% of our total sales, respectively. In 2012, our largest program with the U.S. Government was the Systems Development and Operations Support contract with NASA’s Marshall Space Flight Center, which represented 1.9% of our total sales in 2012.
As described under risk factors, there are risks associated with doing business with the U.S. Government. In 2014, approximately 58% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 60% in 2013 and 59% in 2012. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had three U.S. Government contracts terminated for convenience in 2014, compared with four in 2013 and six in 2012.
Our total backlog of confirmed orders was approximately $944.6 million at December 28, 2014, compared with $941.2 million at December 29, 2013, and $952.5 million at December 30, 2012. We expect to fulfill 99% of such backlog of confirmed orders during 2015.
Raw Materials and Suppliers
Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and also third party suppliers and subcontractors, including international sources. Some of the items we use for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes and certain infrared detectors substrates, certain ceramics and molding compounds used in our sonar systems, as well as certain scintillator materials use in the production of our X-ray detectors, are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. While over the years we have not experienced much difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes, disruption in the global economy and financial markets could trigger increased pricing or otherwise affect our suppliers and negatively impact our ability to procure such supplies.

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
Through Teledyne Technologies International Corp. and other subsidiaries, we have established offices in foreign countries to facilitate international sales for various businesses. Locations include Brazil, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Switzerland and the United Arab Emirates.
Competition
We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete. Although we have certain advantages that we believe help us compete effectively in our markets, each of our markets is highly competitive. Because of the diversity of products sold and the number of markets we serve, we encounter a wide variety of competitors, none of which we believe offer all of the same product and service lines or serve all of the same markets as we do. Our businesses vigorously compete on the basis of quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.
  Research and Development
Our research and development efforts primarily involve engineering and design related to improving existing products and developing new products and technologies in the same or similar fields. We spent a total of $428.8 million in 2014, $388.2 million in 2013 and $364.2 million in 2012 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 61% of total research and development costs for 2014, compared with 57% of total research and development costs for 2013 and 64% in 2012.
In 2014, we incurred $166.9 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $180.0 million in 2015.
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

Employees
We consider our relations with our employees to be good. At December 28, 2014, our total workforce consisted of approximately 9,800 employees, of which approximately 7,400 employees were located in the United States.
Executive Management
Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	73	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years.
Aldo Pichelli* Executive Vice President Instrumentation and Aerospace and Defense Electronics Segments	63
Mr. Pichelli has been an Executive Vice President of Teledyne having responsibility for the Instrumentation and Aerospace and Defense Electronics segments since July 1, 2013. Prior to that, he had been President and Chief Operating Officer of Teledyne’s Instrumentation and Aerospace and Defense Electronics segments since January 2, 2011. From September 1, 2007, to that date, he had been President and Chief Operating Officer of the Electronics and Communications segment.

Rex D. Geveden* Executive Vice President Engineered Systems and Digital Imaging Segments	53
Mr. Geveden has been an Executive Vice President of Teledyne having responsibility for the Engineered Systems and Digital Imaging segments since July 1, 2013. Since May 16, 2014, he also holds the title of President of Teledyne DALSA. From August 1, 2007, until his promotion as Executive Vice President, he had been President of the Engineered Systems segment. Since August 1, 2007, he has been the President of Teledyne Brown Engineering, Inc. From January 16, 2012, to July 1, 2013, he had also been the President and Chief Executive Officer of Teledyne Scientific & Imaging, LLC. From January 1, 2008, From January 1, 2008, through January 2, 2011, he had been the President of the Energy and Power Systems segment.

Melanie S. Cibik* Senior Vice President, General Counsel and Secretary	55
Miss Cibik has been Senior Vice President, General Counsel and Secretary of Teledyne since September 1, 2012. For more than five years prior to that, she had been Vice President, Associate General Counsel and Assistant Secretary of Teledyne.

Susan L. Main* Senior Vice President and Chief Financial Officer	56	Ms. Main has been Senior Vice President and Chief Financial Officer of Teledyne since November 19, 2012. For more than five years prior to that, she had been Vice President and Controller of Teledyne.
Jason VanWees* Senior Vice President, Strategy and Mergers & Acquisitions	43
Mr. VanWees has been Senior Vice President, Strategy and Mergers & Acquisitions since July 1, 2013. Prior to his promotion, he had been Vice President, Strategy and Mergers & Acquisitions since September 1, 2012. Prior to that, he had been Vice President, Corporate Development and Investor Relations of Teledyne for more than five years.

Wajid Ali* Vice President and Controller	41
Mr. Ali has been Vice President and Controller of Teledyne since November 19, 2012. For more than five years prior to that, he had been Vice President and Chief Financial Officer of Teledyne DALSA, Inc. (formerly known as DALSA Corporation).

George C. Bobb III* Chief Compliance Officer, Vice President Information Technology and Deputy General Counsel for Litigation	40
Mr. Bobb has been Chief Compliance Officer, Vice President-Information Technology and Deputy General Counsel for Litigation of Teledyne since July 22, 2014. Prior to that he had been Vice President, Chief Compliance Officer and Deputy General Counsel for Litigation of Teledyne since September 1, 2012. Prior to that, he had been an Associate General Counsel of Teledyne and the General Counsel of the Engineered Systems and Digital Imaging segments since August 2011. Since December 20, 2011, he has been Teledyne’s Chief Ethics Officer. Prior to that, he held numerous legal roles since he joined Teledyne in July 2008.

Name and Title	Age	Principal Occupations Last 5 Years
Other Officers:
Cynthia Belak Vice President, Business Risk Assurance	58
Ms. Belak has been Vice President, Business Risk Assurance of Teledyne since January 24, 2012. Prior to that, since January 4, 2010, Ms. Belak had been Group Controller within the Aerospace and Defense Electronics segment.

Stephen F. Blackwood Vice President and Treasurer	52	Mr. Blackwood has been Vice President and Treasurer of Teledyne for more than five years.
Anna Segobia Masters Vice President, Human Resources and Deputy General Counsel	56
Ms. Masters has been Vice President, Human Resources and Deputy General Counsel of Teledyne since joining on July 7, 2014. For more than five years prior to that, Ms. Masters served as a partner in the Los Angeles office of the law firm Winston & Strawn LLP, focusing on employment law matters.

Edwin Roks Vice President and Chief Technology Officer	50
Mr. Roks has been Vice President and Chief Technology Officer of Teledyne since January 2, 2014. Prior to that and since April 2010, Mr. Roks served as Executive Vice President and General Manager of the professional imaging division of Teledyne DALSA, Inc. (formerly known as DALSA Corporation). Before that he had been Vice President and General Manager of both the professional imaging and CMOS integrated circuits groups of DALSA.

 * Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Dr. Robert Mehrabian and Teledyne have entered into a Fifth Amended and Restated Employment Agreement dated as of October 22, 2013. Under the agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer of Teledyne through December 31, 2017, at an annual base salary that is currently $955,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect on retirement.
On May 16, 2014, Rex Geveden and Teledyne entered into a letter agreement in connection with Mr. Geveden’s appointment as President of Teledyne DALSA, Inc. (“DALSA”) and his temporary relocation to Ontario, Canada. Pursuant to the letter agreement, effective May 16, 2014, Mr. Geveden’s annual base salary is $435,000 (from his 2014 beginning base salary of $410,000), he will be entitled to participate in the AIP and other executive compensation and benefit programs, he will be eligible for reimbursement of up to $200,000 to cover all relocation costs for his move to Canada and up to $200,000 to cover all relocation costs for his move back to the United States to further his employment with Teledyne, in each case net of taxes, and Teledyne will make an additional tax equalization payment to compensate Mr. Geveden for any additional Canadian income tax liability which he may incur as a result of the performance of his duties in Canada.
Thirteen current members of management (including the named executives) have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

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

Our indemnification obligations do not cover the following situations: (1) where indemnification payments have been made under director’s and officer’s insurance or other indemnification provisions; (2) where the claim is based on disgorgement of short-swing profits under Section 16(b) of the Exchange Act; (3) where the claim is based on reimbursement by the indemnitee to the Company of a bonus or other incentive-based or equity-based compensation if required under the Exchange Act (e.g., in connection with a restatement as a result of the company’s noncompliance with the financial reporting requirements required by Section 304 of the Sarbanes-Oxley Act); or (4) where the proceeding is initiated by the indemnitee (other than proceedings that are consented to by the Board or that the indemnitee initiates against the Company to enforce the Agreement).
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
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may make from time to time, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2014 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and in more mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our revenues, profits or production levels. For example, several of our major customers have recently announced a reduction in their marine seismic operations, including reduction in the size of their fleets and steps to reduce costs and capital expenditures in connection with a general slowdown in the marine seismic exploration industry. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted by reductions in global capital expenditures and manufacturing capacity.
We are subject to the risks associated with international sales and international operations, which could harm our business or results of operations.
During 2014, sales to international customers accounted for approximately 45% of our total revenues, compared with 44% in 2013 and 39% in 2012. In 2014, we sold products to customers in over 100 countries. The 2014 top five countries for international sales were the United Kingdom, Norway, China, Germany and South Korea, constituting 21% of our total sales. Our acquisitions, including Bolt in 2014, RESON in 2013, LeCroy in 2012 and DALSA in 2011, contributed to greater international sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China, Brazil and West Africa.
Risks associated with international sales include:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China, sanctions related to Russia, and increased scrutiny of exports of marine instruments, digital imaging and other products;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S. - China and U.S. - Russia relations;

•	difficulties in protection and enforcement of intellectual property rights;

•	transportation, including piracy in international waters; and

•	exchange rate fluctuations.
Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. With the 2011 acquisition of Canada-based DALSA and the 2012 acquisitions of the majority interest in the parent company of Optech, also Canada-based, volatility in the value of the Canadian dollar relative to the U.S. dollar, or other foreign currencies, could adversely affect the business, operations and the financial condition of our Digital Imaging segment. Our U.K.-based businesses and sales to customers in the U.K. could be adversely impacted by uncertainty related to continued U.K. membership in the European Union and continued austerity measures imposed by the U.K. Government.
Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in the impositions of fines and penalties or the suspension of our ability to export items from one or more businesses or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts.
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
Our international operations are subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or investment portfolios we hold.
An increasingly material amount of our total revenues is derived from companies in the oil and gas industry, especially the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
An increasingly material amount of our total revenues is derived from customers in or connected to the oil and gas exploration, development and production, especially the offshore oil and gas industry.  Our largest commercial customer is in the offshore oil and gas industry and accounted for 2.8%, 3.6% and 3.4% of total sales in 2014, 2013 and 2012, respectively.   The oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. In 2014, the price of Brent crude oil experienced dramatic declines, from a high of $116 in June 2014, to a low of $56 in December 2014. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations of our businesses within our Instrumentation  segment.  Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	laws and governmental regulation that restrict the use of hydraulic fracturing;

•	technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	climate change regulation that provide incentives to conserve energy or use alternative energy sources.

Our 2014 acquisition of Bolt increases our exposure to offshore oil and gas exploration markets. Teledyne manufactures seismic sources, interconnects and data acquisition products used in offshore energy exploration. When crude oil and natural gas prices are low, the level of marine seismic exploration activity typically decreases, potentially resulting in reduced demand for our products used in offshore energy exploration. In addition, a decline in the level of capital spending by oil and natural gas companies may result in a reduced pace of development of new energy reserves, which could adversely affect demand for our products related to energy production, and, in certain instances, result in the cancellation, modification or rescheduling of existing orders.
Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.
Our growth strategy includes acquisitions. Acquisitions involve various inherent risks, such as:

•	our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates;

•	the potential loss of key personnel of an acquired business;

•	our ability to integrate acquired businesses and to achieve identified financial, operating and other synergies anticipated to result from an acquisition;

•	our ability to assess, integrate and implement internal controls of acquired businesses in accordance with Section 404 of the Sarbanes-Oxley Act of 2002;

•	the distraction of management resulting from the need to integrate acquired businesses;

•	increased competition for acquisition targets, which may increase acquisition costs;

•	the potential impairment of assets;

•	potential unknown liabilities associated with a business we acquire or in which we invest, including environmental liabilities;

•	the risks associated with acquiring privately-held companies, which generally do not have as formal or comprehensive internal controls and compliance systems in place as public companies;

•	production delays associated with consolidating acquired facilities and manufacturing operations;

•	risks associated with owning and operating businesses internationally, including those arising from U.S. and foreign government policy changes or actions and exchange rate fluctuations; and

•	unanticipated changes in business and economic conditions affecting an acquired business.
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
As they have over the last few years, acquisitions may also change the nature and level of various risks faced by Teledyne. For example, our acquisition of Bolt in 2014 increases our exposure to the offshore energy exploration market. The Bolt acquisition, the DALSA acquisition in 2011 and the LeCroy acquisition in 2012 increased the percentage of sales attributable to commercial customers as opposed to the U.S. Government. These acquisitions, coupled with our acquisitions of additional Canada-based companies (Optech and VariSystems) and U.K.-based PDM Neptec in 2012 and also our 2013 acquisitions of Denmark-based RESON, U.K.-based CDL and Netherlands-based Axiom, also increased the percentage of revenues and expenses that arise from international sources and consequently our exposure to U.S. and foreign policy changes and exchange rate fluctuations. Additionally, both DALSA’s and LeCroy’s businesses have been more capital intensive than other Teledyne businesses, increasing Teledyne’s capital requirements.
Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2014 management’s report specifically excludes from its scope and coverage our 2014 acquisitions of Bolt, Oceanscience, Atlas and Photon, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.
In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense, as incurred, such transaction costs, which may have an adverse impact on our quarterly financial results. Further, the acquisitions of public companies, such as Bolt and LeCroy, now routinely trigger purported class action lawsuits, filed by shareholders of the target companies, the defense of which has increased transaction costs, among other things.
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
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 25% of our total revenue in 2014, compared with 27% in 2013 and 32% in 2012. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
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
The sequestration provision of the Budget Control Act of 2011 originally imposed $500 billion of defense cuts over nine years starting in fiscal year 2013, which represented approximately 9% of planned defense funding over the period. While the two-year budget agreement set forth in the Bipartisan Budget Act of 2013 lessened the across-the-board cuts of sequestration, sequestration continues to be in effect, including for the U.S. Department of Defense. The two-year budget agreement reduced the $52 billion that the U.S. Department of Defense was supposed to lose in 2014 by $21 billion, which translates to a 1.2% reduction compared to 2013, as compared to the originally set 6% reduction. Cuts for 2015 were reduced by $10 billion. Sequestration has already negatively affected some of the defense programs in which we participate as well, including the Missile Defense Agency’s Objective Simulation Framework program, and we expect our defense programs to continue to be negatively impacted by the continuing effects of sequestration or other defense spending delays and cuts.

Continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and our Congress for various Defense and NASA programs could continue to impact our Engineered Systems and Aerospace and Defense Electronics segments. For example, changes in national space policy that affect NASA’s budget have occurred. There have also been significant reductions in missile defense budgets. We anticipate continuing scrutiny of those budgets to impact our revenues. Our Engineered Systems segment may be further impacted by delays in production runs under the JASSM and Harpoon missile programs. The timing of program cycles can affect our results of operations for a particular quarter or year. It is not uncommon for the U.S. Department of Defense to delay the timing of awards for major programs for six to twelve months, or more, beyond the original projected timeframe, as evidenced by the 2013-awards of the Test Execution Services and Launch Augmentation program. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As DARPA reviews its programs aimed to technologically enhance U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. Finally, various U.S. Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs, could negatively impact our Engineered Systems segment.
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
Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had three U.S. Government contracts terminated for convenience in 2014, compared with four in 2013 and six in 2012. No contracts were terminated for default during such three-year period.
We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.
There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (58% of our total U.S. Government contracts were fixed-price in 2014, 60% in 2013 and 59% in 2012). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money on some contracts if we fail to meet these estimates.

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
As of December 28, 2014, we had $694.7 million in total outstanding indebtedness. This indebtedness included $375.0 million in senior unsecured notes, $200.0 million in term loans, $105.0 million under our $750.0 million 2013-amended credit facility and $14.7 million in other debt. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions or reducing our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner. We may elect to raise other forms of debt capital, depending on financial, market and economic conditions.
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
Our Teledyne Brown Engineering, Inc.’s laboratory in Knoxville, Tennessee performs radiological analyses. Our Teledyne DALSA Professional Imaging unit develops image sensors used in medical and dental X-ray applications. In addition, our Teledyne DALSA Digital Imaging unit develops equipment and sensors used in eye examination and general surgical vision applications. Errors and omissions in analyses may occur or erroneous images could be captured. Our insurance coverage or indemnities may not be adequate to cover potential problems associated with faulty radiological analyses.

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
We have a defined benefit qualified pension plan covering most of our U.S. employees hired prior to 2004 or approximately 18% of our active employees. The value of the combined pension assets is currently greater than our qualified pension benefit obligation. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan and/or result in a change to shareholders’ equity. Our investment strategy may not produce the expected returns if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. In addition, changes in other actuarial assumptions such as mortality assumptions or change due to legislative or regulatory actions could impact our pension income or expense as well as funding obligations. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 28, 2014, which will have a related impact on our future pension and post-retirement benefit expense. In 2012, in an effort to reduce the risks associated with our current and future domestic pension obligation, we amended the pension plan to change the rate at which pension benefits accrue after February 29, 2012. In 2012 and in 2014, we offered and made lump sum payments to certain participants in the plan whose employment with Teledyne had terminated. In 2014, 2013 and 2012, we have made aggregate voluntary pretax cash contributions of $175.8 million to the domestic pension plan. If, and to the extent, decreases in our pension assets are not offset by voluntary contributions, recovered through future asset returns, mitigated by an increase in the rate at which the benefit obligation is discounted, or other actions, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 12 to Notes to Consolidated Financial Statements.
Our business and operations could suffer in the event of cyber security breaches.
Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, activism, or other motivations, include covertly introducing malware to our computers and networks, performing reconnaissance, impersonating authorized users, and stealing or corrupting data, among other activities.  We continue to update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence.  Company personnel and third parties have been tasked to detect and investigate such incidents, but it is possible that we might not prevent or be aware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.  We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through certain information systems, and we expect these regulations will be incorporated into certain contracts we hold.  To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, we may incur liability or the loss of contracts or security clearances as a result. In addition, we expect to continue devoting additional resources to the security of our information technology systems.   More resources may be required in the defense arena to the extent the U.S. Government increases its cyber security mandates.
Our future financial results could be adversely impacted by asset impairment charges.
December 28, 2014, Teledyne’s goodwill was $1,150.6 million and net acquired intangible assets were $277.6 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is significant compared with our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
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
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, DALSA has an internal single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. LeCroy continues to outsource a portion of its research and development activities to a third party engineering firm in Malaysia where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers, especially suppliers in the defense industry, may also trigger increased pricing or workforce reductions or reduced workweeks and a shrinking supply base, possibly creating longer lead times to obtain needed components for our products, delays in material acceptance and a greater risk of receiving counterfeit parts.
Some of our commercial product lines may have one or a limited number of customers, the loss of which could adversely affect our business or financial results.
While no commercial customer accounted for more than 10% of our total sales during 2014, 2013 and 2012 and we have hundreds of customers in the various industries that we serve, some of our product lines may have one or a few key customers the loss of which could adversely affect our business or financial results. Teledyne’s largest commercial customer, a customer of our Instrumentation segment, accounted for 2.8%, 3.6% and 3.4% of total sales in 2014, 2013 and 2012, respectively.
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
We, like other industry participants, are subject to various federal, state, local and international environmental laws and regulations. We may be subject to increasingly stringent environmental standards in the future, particularly as greenhouse gas emissions and climate change regulations and initiatives increase. Future developments, administrative actions or liabilities relating to environmental and climate change matters could have a material adverse effect on our business, results of operations or financial condition. Environmental regulations on hydraulic fracturing and the use of seismic energy sources for offshore energy exploration could adversely affect some product lines of our Instrumentation segment.
Our manufacturing operations could expose us to material environmental liabilities and companies we acquire may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. In 2013, we established an environmental reserve related to potential soil remediation activities at a former leased facility, which as of December 28, 2014, was $5.2 million.
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
Teledyne Brown Engineering, Inc. is building an imaging platform to be affixed to the ISS. For the program to be financially successful, the 16 year-old ISS must continue to fly in a safe and human tended condition. While certain spaceflight risks, such as a high velocity debris impact to the station causing significant structural damage or necessitating the evacuation of the ISS, have been regarded as small, if such event were to occur, the ISS program continuation could be threatened, jeopardizing our investment and potential revenue generation from ISS-based Earth imaging.
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
Our effective tax rate for 2014 was 23.6%, compared with 17.7% for 2013 and 28.7% for 2012. While there continues to be Congressional discussion about lowering the corporate tax rate in the U.S. to improve global competitiveness, a number of factors may impact our effective tax rates, which could reduce our net income, including:

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
We are implementing enterprise resource planning software systems, which are intended to improve our business processes in certain business units. The costs associated with such systems are significant and we could incur costs in excess of budgeted costs. Any technical or other difficulties in developing or implementing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal controls over financial reporting. As we make adjustments to operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Although implementation has occurred in only selected business units to date and efforts have been made to minimize adverse impacts on our controls, we cannot assure that all such impacts have been mitigated. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.
Our financial statements are based on estimates required by GAAP, and actual results may differ materially from those estimated under different assumptions or conditions.
Our financial statements are prepared in conformity with generally accepted accounting principles in the United States. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, allowance for excess and obsolete inventory, depreciation and amortization, impairment assessments, employee benefits, taxes, recall and warranty costs, product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated. Our most critical accounting estimates are described in the Management Discussion in this Form 10-K under “Critical Accounting Estimates.”

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
Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our board of directors, more difficult. We have also entered into Change in Control Severance Agreements with thirteen members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.
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
The Company has 66 principal operating facilities in 18 states and four foreign countries. Of these facilities, 24 are owned by the Company and 42 are leased. The Company’s executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.
Information on the number, ownership and location of principal operating facilities by segment was as follows at February 24, 2015:

			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	10	18	California, Colorado, Connecticut, Florida, Louisiana, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Texas and Virginia	United States, United Kingdom, Canada and Denmark

Digital Imaging	6	4	California, Massachusetts, North Carolina and Pennsylvania	United States, Canada and The Netherlands

Aerospace and Defense Electronics	7	15	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States and United Kingdom

Engineered Systems	1	5	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom
Total	24	42

Item 3.	Legal Proceedings
From time to time, we become involved in various lawsuits, claims and proceedings arising out of, or incident to, our ordinary course of business including lawsuits, claims or proceedings pertaining to product liability, patent infringement, commercial contracts, employment and employee benefits. While we cannot predict the outcome of any lawsuit, claim or proceeding, our management does not believe that the disposition of any pending matters is likely to have a material adverse effect on our business, financial condition or liquidity. The resolution in any reporting period of one or more of these matters, however, could have a material adverse effect on the results of operations for that period.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY.” The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

	—	—
	High	Low
2013
1st Quarter	$78.71	$63.00
2nd Quarter	$79.04	$72.49
3rd Quarter	$87.10	$76.26
4th Quarter	$93.77	$82.42
2014
1st Quarter	$102.40	$87.50
2nd Quarter	$101.43	$91.46
3rd Quarter	$100.23	$90.54
4th Quarter	$109.18	$91.17
2015
1st Quarter (through February 24, 2015)	$105.50	$93.19
On February 24, 2015, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $102.99 per share. As of February 24, 2015, there were 4,074 holders of record of the Common Stock.
We currently intend to retain any future earnings to fund the development and growth of our businesses, including through acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
Information relating to compensation plans under which our equity securities are outstanding for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
In October 2011, our Board of Directors approved a stock repurchase program (“2011 repurchase program”) authorizing the Company to repurchase up to 2,500,000 shares of its common stock. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the 2011 repurchase program.  No repurchases were made in 2013 or 2012.
As part of the 2011 repurchase program, in September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share.  Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, which used $91.4 million of the $101.6 million advanced, representing 90% of the estimated shares to be repurchased under the ASR agreement. No repurchases were made in the fourth quarter of 2014.
In 2014, the Company spent $146.6 million, which includes $101.6 million advanced under the ASR agreement, to repurchase a total of 1,396,290 shares of its common stock at an average price $97.70 per share common stock.  Teledyne issues shares for share-based compensation plans from treasury stock. Teledyne had 1,042,281 shares of treasury stock at December 28, 2014. At December 28, 2014, 342,148 shares remain available for repurchase under the 2011 repurchase program.
On January 27, 2015, Teledyne’s Board of Directors approved an additional stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock (“2015 repurchase program”), noting that 342,148 shares remain available for repurchase under the 2011 repurchase program. On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company's common stock at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. The ASR was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility.

Item 6.	Selected Financial Data
The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Each fiscal year presented below contained 52 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
Five-Year Summary of Selected Financial Data

	2014	2013	2012	2011	2010
	(In millions, except per-share amounts)
Sales	$2,394.0	$2,338.6	$2,127.3	$1,941.9	$1,644.2
Net income from continuing operations	$217.7	$185.0	$161.8	$142.1	$119.9
Net income from discontinued operations	$—	$—	$2.3	$113.1	$0.6
Net income attributable to Teledyne	$217.7	$185.0	$164.1	$255.2	$120.5
Working capital	$402.7	$381.0	$337.5	$268.5	$306.8
Total assets	$2,862.2	$2,751.1	$2,406.4	$1,826.1	$1,557.8
Long-term debt and capital lease obligations, net of current portion	$618.9	$549.0	$556.2	$311.4	$265.3
Total equity	$1,468.5	$1,518.7	$1,203.4	$984.1	$787.0
Basic earnings per common share - continuing operations	$5.87	$4.96	$4.41	$3.88	$3.31
Diluted earnings per common share - continuing operations	$5.75	$4.87	$4.33	$3.81	$3.25
Basic earnings per common share	$5.87	$4.96	$4.47	$6.97	$3.33
Diluted earnings per common share	$5.75	$4.87	$4.39	$6.84	$3.27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

Strategy/Overview
Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and share repurchases. We aggressively pursue operational excellence to continually improve our margins and earnings. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.
Consistent with this strategy, we made four acquisitions in 2014, four acquisitions in 2013 and five acquisitions in 2012. Our largest acquisition in 2014, Bolt Technology Corporation (“Bolt”) expanded our capabilities related to offshore oil and natural gas exploration, as well as increased our offerings of remotely operated robotic vehicles systems. We acquired the assets of The Oceanscience Group Ltd. (“Oceanscience”) to enhance our capabilities related to marine sensor platforms and unmanned surface vehicles. We acquired assets of Atlas Hydrographic GmbH (“Atlas”) to add marine sonar systems for mid and deep water applications. We acquired Photon Machines, Inc. (“Photon”) to supplement our offerings of laser-based sample introduction equipment for laboratory instrumentation. In addition, in 2014 we made an investment in Ocean Aero, Inc.
In 2013, we acquired RESON A/S (“RESON”) to increase our capabilities related to multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. We acquired C.D. Limited (“CDL”) to obtain additional inertial sensing and navigation products, and to accelerate the development of real-time motion sensing and communication systems for our subsea oil and gas customers. We acquired SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) to expand our automated sample handling and sample introduction equipment for laboratory instrumentation capabilities. These three acquisitions are part of the Instrumentation segment. We acquired Axiom IC B.V. (“Axiom”) to add high-performance CMOS mixed-signal integrated circuits to our portfolio. Axiom is part of the Digital Imaging segment. In addition, in 2013 a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”).
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
During 2013, in an effort to reduce ongoing costs and improve operating performance we took actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. In connection with these efforts, in 2013, we incurred pretax charges totaling $24.0 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $10.4 million in severance related costs and $13.6 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. The actions were substantially completed by year-end 2013, although we incurred $4.4 million of similar expenses in 2014. At December 28, 2014, we had $8.9 million in short-term reserves related to these actions.
Given the strength and diversity of Teledyne’s businesses, our consistent focus on operational excellence, as well as strategic acquisitions, we were able to achieve record sales and earnings in 2014. In 2014, sales and net income attributable to Teledyne increased by 2.4% and 17.7%, respectively over 2013 results. Diluted earnings per share in 2014 increased 18.1% over 2013. In 2014, sales totaled $2,394.0 million, compared with sales of $2,338.6 million in 2013. Net income attributable to Teledyne for 2014, was $217.7 million or $5.75 per diluted share, compared with $185.0 million or $4.87 per diluted share in 2013. The increase in revenue included incremental sales from acquisitions of $53.8 million. Net income for 2014 and 2013 also included net discrete tax benefits of $8.9 million and $21.3 million, respectively.
With the recent acquisition of Bolt in 2014 and acquisitions made throughout 2011 through 2013, as well as growth in our commercial markets, our business mix has continued to evolve. We have worked to transform our product portfolio into that of a high technology industrial company that is less dependent on U.S. Government business. For 2014, Teledyne’s sales were approximately 75% to commercial and international customers and 25% to the U.S. Government. This has changed from about 68% commercial and international customers and 32% U.S. government in 2012. Our international sales also increased to 45% of total sales in 2014, compared with 39% in 2012.
Recent Acquisitions
The Company spent $195.8 million, $128.2 million and $389.2 million on acquisitions and investments in 2014, 2013 and 2012, respectively.
On November 18, 2014, Teledyne acquired all of the outstanding common shares of Bolt for $22.00 per share payable in cash. The aggregate value for the transaction was $171.0 million, excluding transaction costs and taking into account Bolt’s stock options, other liabilities and net cash on hand. Bolt is a developer and manufacturer of marine seismic data acquisition equipment used for offshore oil and natural gas exploration. Bolt is also a developer and manufacturer of remotely operated robotic vehicles systems used for a variety of underwater tasks. Bolt had sales of $67.5 million for its fiscal year ended June 30, 2014.
On October 22, 2014, a subsidiary of Teledyne acquired the assets of Oceanscience for $14.7 million, net of cash acquired. Oceanscience designs and manufactures marine sensor platforms and unmanned surface vehicles. Oceanscience had sales of $6.8 million for its fiscal year ended December 31, 2013.

On August 18, 2014, a subsidiary of Teledyne acquired assets Atlas for $5.2 million. On March 31, 2014, a subsidiary of Teledyne acquired Photon for an initial payment of $3.3 million. Teledyne expects to pay an additional $0.7 million in equal installments over the next three years. On July 1, 2014, Teledyne made an investment in Ocean Aero. Based in San Diego, California. Ocean Aero is designing an unmanned surface vehicle that will also have the ability to descend subsea. Teledyne owns a 29.7% interest in Ocean Aero and it is accounted for as an equity investment.
All of the 2014 acquisitions are part of the Instrumentation segment.
On October 22, 2013, a subsidiary of Teledyne acquired CDL for $21.8 million in cash, net of cash acquired. CDL is headquartered in Aberdeen, Scotland, is a leading supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications. CDL had sales of £9.9 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
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
On August 3, 2012, Teledyne acquired the stock of LeCroy for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York, is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011, and is part of the Instrumentation segment.
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
On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51% from the original 19% interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. At the time of the purchase, the value of Optech’s total equity was based on the same per share price as those shares purchased by Teledyne to obtain the majority interest in 2012 and the value of the non-controlling interest was 49% of Optech’s total equity and was equal to $49.8 million. The minority ownership of Optech was $41.3 million and $47.3 million at December 28, 2014, and December 29, 2013, respectively. Optech had sales of CAD $54.7 million for its fiscal year ended March 30, 2012, and is reported as part of the Digital Imaging segment.
On February 25, 2012, Teledyne acquired VariSystems for $34.9 million, net of cash acquired. Teledyne paid a $1.4 million purchase price adjustment in the second quarter of 2012. VariSystems, headquartered in Calgary, Alberta, Canada, is a leading supplier of custom harsh environment interconnects used in energy exploration and production. VariSystems had sales of CAD $27.5 million for its fiscal year ended May 31, 2011, and is part of the Instrumentation segment.
See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions. On February 2, 2015, a subsidiary of Teledyne acquired Bowtech Products Limited for $18.4 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems.

Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2014, 2013 and 2012 each contained 52 weeks. The following is our financial information for 2014, 2013 and 2012 (in millions, except per-share amounts):

	2014	2013	2012
Sales	$2,394.0	$2,338.6	$2,127.3
Costs and Expenses
Cost of sales	1,487.1	1,500.0	1,379.1
Selling, general and administrative expenses	612.4	598.3	505.1
Total costs and expenses	2,099.5	2,098.3	1,884.2

Operating Income	294.5	240.3	243.1
Interest and debt expense, net	(19.0)	(20.4)	(17.8)
Other income, net	6.6	4.1	2.9
Income from continuing operations before income taxes	282.1	224.0	228.2
Provision for income taxes(a)	66.5	39.5	65.4
Income from continuing operations including noncontrolling interest	215.6	184.5	162.8
Discontinued operations, net of income taxes	—	—	2.3
Net income	215.6	184.5	165.1
Noncontrolling interest	2.1	0.5	(1.0)
Net income attributable to Teledyne	$217.7	$185.0	$164.1

Income from continuing operations including noncontrolling interest	$215.6	$184.5	$162.8
Noncontrolling interest	2.1	0.5	(1.0)
Net income from continuing operations	217.7	185.0	161.8
Discontinued operations, net of income taxes	—	—	2.3
Net income attributable to Teledyne	$217.7	$185.0	$164.1

Basic earnings per common share:
Continuing operations	$5.87	$4.96	$4.41
Discontinued operations	—	—	0.06
Basic earnings per common share	$5.87	$4.96	$4.47

Diluted earnings per common share:
Continuing operations	$5.75	$4.87	$4.33
Discontinued operations	—	—	0.06
Diluted earnings per common share	$5.75	$4.87	$4.39
(a) Fiscal years 2014, 2013 and 2012 include net discrete tax benefits of $8.9 million, $21.3 million and $5.4 million, respectively.

Our businesses are divided into four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2014, 2013 and 2012 are summarized in the following table:

	Percentage of Sales
Segment	2014	2013	2012
Instrumentation	47%	44%	38%
Digital Imaging	17%	18%	20%
Aerospace and Defense Electronics	25%	26%	28%
Engineered Systems	11%	12%	14%
	100%	100%	100%

Results of Operations
2014 compared with 2013

Sales	2014	2013	% Change
	(in millions)
Instrumentation	$1,115.5	$1,022.8	9.1%
Digital Imaging	403.6	414.8	(2.7)%
Aerospace and Defense Electronics	603.0	625.1	(3.5)%
Engineered Systems	271.9	275.9	(1.4)%
Total sales	$2,394.0	$2,338.6	2.4%

Operating profit and other segment income	2014	2013	% Change
	(in millions)
Instrumentation	$181.6	$162.0	12.1%
Digital Imaging	37.1	28.2	31.6%
Aerospace and Defense Electronics	88.3	65.7	34.4%
Engineered Systems	31.4	22.0	42.7%
Segment operating profit and other segment income	338.4	277.9	21.8%
Corporate expense	(43.9)	(37.6)	16.8%
Interest and debt expense, net	(19.0)	(20.4)	(6.9)%
Other income, net	6.6	4.1	61.0%
Income before income taxes	282.1	224.0	25.9%
Provision for income taxes(a)	66.5	39.5	68.4%
Net income	215.6	184.5	16.9%
Noncontrolling interest	2.1	0.5	320.0%
Net income attributable to Teledyne	$217.7	$185.0	17.7%
(a) Fiscal years 2014 and 2013 include net discrete tax benefits of $8.9 million and $21.3 million, respectively,

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	2014	2013	Change
Instrumentation
Sales	$1,115.5	$1,022.8	$92.7
Cost of sales	$630.0	$570.9	$59.1
Cost of sales % of sales	56.5%	55.8%

Digital Imaging
Sales	$403.6	$414.8	$(11.2)
Cost of sales	$252.0	$263.7	$(11.7)
Cost of sales % of sales	62.4%	63.6%

Aerospace and Defense Electronics
Sales	$603.0	$625.1	$(22.1)
Cost of sales	$386.6	$434.6	$(48.0)
Cost of sales % of sales	64.2%	69.5%

Engineered Systems
Sales	$271.9	$275.9	$(4.0)
Cost of sales	$218.5	$230.8	$(12.3)
Cost of sales % of sales	80.4%	83.6%

Total Company
Sales	$2,394.0	$2,338.6	$55.4
Cost of sales	$1,487.1	$1,500.0	$(12.9)
Cost of sales % of sales	62.1%	64.1%

We reported 2014 sales of $2,394.0 million, compared with sales of $2,338.6 million for 2013, an increase of 2.4%. Net income attributable to Teledyne was $217.7 million ($5.75 per diluted share) for 2014, compared with net income attributable to Teledyne of $185.0 million ($4.87 per diluted share) for 2013, an increase of 17.7%.  Total year 2014 and 2013 reflected pretax charges totaling $4.4 million and $24.0 million, respectively, for severance and facility consolidation expenses. Net income for 2014 and 2013 also included net discrete tax benefits of $8.9 million and $21.3 million, respectively.
Sales
The increase in sales in 2014, compared with 2013, reflected higher sales in the Instrumentation segment, partially offset by lower sales in the Aerospace and Defense Electronics, Digital Imaging and the Engineered Systems segments. Sales in the Instrumentation segment reflected $53.6 million of incremental sales from recent acquisitions, as well as higher organic sales for marine products. Sales of marine products increased by $74.4 million and included incremental sales of $32.5 million from recent acquisitions. Sales in the Aerospace and Defense Electronics segment primarily reflected increased sales of $17.8 million from avionics products and electronic relays, more than offset by decreased sales of microwave devices, due to the completion of a program with a foreign government. Sales in both the Digital Imaging segment and the Engineered Systems segment decreased slightly. The incremental increase in revenue in 2014 from businesses acquired in 2014 and in 2013 was $53.8 million.
Sales under contracts with the U.S. Government were approximately 25% of sales in 2014 and 27% of sales in 2013. Sales to international customers represented approximately 45% of sales in 2014 and 44% of sales in 2013.
Operating Income
Segment operating profit and other segment income for 2014, compared with 2013, increased by $60.5 million, or 21.8%. Operating income reflected lower costs as a result of the cost reduction actions taken in 2013 and the impact of pension income. Operating income in 2014 included $4.4 million in severance and facility consolidation costs, compared with $24.0 million of similar costs in 2013. The incremental operating income included in the results for 2014 from recent acquisitions was $6.3 million which included $1.2 million in additional intangible asset amortization expense. Operating income in 2014 included pension income of $1.3 million, compared with pension expense of $17.5 million in 2013. The change to pension income in 2014 from pension expense in 2013, primarily reflected the impact of using a 5.4 percent discount rate to determine the benefit obligation for the domestic plan in 2014 compared with a 4.4 percent discount rate used in 2013. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $13.8 million in 2014, compared with $14.5 million in 2013. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. LIFO income was less than $0.1 million in 2014 and was $0.7 million in 2013.
Cost of Sales
Total company cost of sales decreased by $12.9 million in 2014, compared with 2013, and reflected $16.1 million in lower severance and facility consolidation expense and environmental reserves and lower pension expense, partially offset by higher sales. The Instrumentation segment cost of sales increase of $59.1 million reflected the impact of recent acquisitions, the impact of organic sales increases, as well as increased customer funded research and development. The Aerospace and Defense Electronics segment decrease in cost of sales of $48.0 million reflected the impact of lower sales as well as $14.8 million in lower severance and facility consolidation expense and environmental reserves. The total company cost of sales as a percentage of sales for 2014 was 62.1%, compared with 64.1% for 2013. The lower cost of sales percentage reflected the impact of lower severance and facility consolidation expense and environmental reserves and lower pension expense.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2014 compared with 2013. The increase reflected the impact of higher sales and higher corporate administrative expense. Corporate administrative expense in 2014 was $43.9 million, compared with $37.6 million in 2013 an increase of 16.8%. The increase in corporate administrative expense reflected higher compensation and professional fees expense. For 2014, we recorded a total of $14.0 million in stock option expense, of which $4.5 million was recorded as corporate expense and $9.5 million was recorded in the operating segment results. For 2013, we recorded a total of $10.7 million in stock option expense, of which $3.4 million was recorded as corporate expense and $7.3 million was recorded in the operating segment results. Selling, general and administrative expenses for 2014, as a percentage of sales, were 25.6% for both 2014 and 2013.

Pension Income/Expense
Included in operating profit in 2014 was pension income of $1.3 million compared with pension expense of $17.5 million in 2013. In accordance with CAS, $13.8 million in pension costs are recoverable from certain government contracts for 2014, compared with $14.5 million for 2013. The change to pension income in 2014 from pension expense in 2013 primarily reflected the impact of using a 5.4 percent discount rate to determine the benefit obligation for the domestic plan in 2014 compared with a 4.4 percent discount rate used in 2013. For the Company’s domestic pension plan, the discount rate for 2015 will decrease to 4.5% from 5.4% which will increase pension expense for 2015, compared with 2014.
Interest Expense and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $19.0 million in 2014 and $20.9 million in 2013. Interest income was $0.2 million in 2014 and $0.5 million in 2013. Other income and expense in 2014 included a net gain on legal settlements of $6.5 million. Other income and expense in 2013 included $3.6 million from the reversal of reserves no longer needed in connection with a legal settlement.
Income Taxes
The Company’s effective tax rate for 2014 was 23.6%, compared with 17.7% for 2013. The increase primarily reflected lower net discrete tax benefits in 2014. Fiscal year 2014 included net discrete tax benefits of $8.9 million primarily related to the remeasurement of uncertain tax positions, primarily due to an expiration of statute of limitations and the favorable resolution of a tax matter. Total year 2014 also included $5.6 million in research and development tax credits. Fiscal year 2013 included net discrete tax benefits of $21.3 million primarily related to the statute of limitations expirations, favorable tax audit resolutions, research and development credits and the remeasurement of uncertain tax positions. Excluding the impact of the net discrete tax benefits of $8.9 million for 2014 and $21.3 million for 2013, the effective tax rates would have been 26.7% for 2014, compared with 27.1% for 2013.
 During the next twelve months, it is reasonably possible that favorable tax audit resolutions and expirations of the statutes of limitations could reduce unrecognized tax benefits by $8.7 million, either because our tax positions are sustained on audit, because the Company agrees to their disallowance, or because of the expiration of the statutes of limitations. Of the $8.7 million, $0.5 million would not impact tax expense as it would be offset by the reversal of deferred tax assets.

2013 Compared with 2012

Sales	2013	2012	% Change
	(in millions)
Instrumentation	$1,022.8	$804.7	27.1%
Digital Imaging	414.8	415.9	(0.3)%
Aerospace and Defense Electronics	625.1	605.3	3.3%
Engineered Systems	275.9	301.4	(8.5)%
Total sales	$2,338.6	$2,127.3	9.9%

Operating profit and other segment income	2013	2012	% Change
	(in millions)
Instrumentation	$162.0	$146.0	11.0%
Digital Imaging	28.2	24.8	13.7%
Aerospace and Defense Electronics	65.7	80.5	(18.4)%
Engineered Systems	22.0	28.5	(22.8)%
Segment operating profit and other segment income	277.9	279.8	(0.7)%
Corporate expense	(37.6)	(36.7)	2.5%
Interest and debt expense, net	(20.4)	(17.8)	14.6%
Other income, net	4.1	2.9	41.4%
Income from continuing operations before income taxes	224.0	228.2	(1.8)%
Provision for income taxes(a)	39.5	65.4	(39.6)%
Income from continuing operations including noncontrolling interest	184.5	162.8	13.3%
Discontinued operations, net of income taxes	—	2.3	*
Net income	184.5	165.1	11.8%
Noncontrolling interest	0.5	(1.0)	*
Net income attributable to Teledyne	$185.0	$164.1	12.7%
* not meaningful
(a) Fiscal years 2013 and 2012 include net discrete tax benefits of $21.3 million and $5.4 million, respectively.

The table below presents sales and cost of sales by segment and total company:

(Dollars in millions)	2013	2012	Change
Instrumentation
Sales	$1,022.8	$804.7	$218.1
Cost of sales	$570.9	$458.7	$112.2
Cost of sales % of sales	55.8%	57.0%

Digital Imaging
Sales	$414.8	$415.9	$(1.1)
Cost of sales	$263.7	$266.9	$(3.2)
Cost of sales % of sales	63.6%	64.2%

Aerospace and Defense Electronics
Sales	$625.1	$605.3	$19.8
Cost of sales	$434.6	$406.2	$28.4
Cost of sales % of sales	69.5%	67.1%

Engineered Systems
Sales	$275.9	$301.4	$(25.5)
Cost of sales	$230.8	$247.3	$(16.5)
Cost of sales % of sales	83.6%	82.1%

Total Company
Sales	$2,338.6	$2,127.3	$211.3
Cost of sales	$1,500.0	$1,379.1	$120.9
Cost of sales % of sales	64.1%	64.8%
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
Sales
The increase in sales in 2013, compared with 2012, reflected higher sales in both the Instrumentation and Aerospace and Defense Electronics segments, partially offset by lower sales in both the Engineered Systems and Digital Imaging segments. Sales in the Instrumentation segment reflected $178.4 million of incremental sales from acquisitions, as well as higher organic sales for marine products. Increased sales of test and measurement instrumentation of $103.6 million reflected the full year contribution from the LeCroy acquisition. Sales of marine products increased by $106.7 million and included incremental sales of $65.3 million from acquisitions. Sales in the Aerospace and Defense Electronics segment primarily reflected increased sales of $19.3 million from avionics products and electronic relays. Sales in the Digital Imaging segment decreased slightly. The decrease in the Engineered Systems segment revenue primarily reflected lower sales of $23.8 million from engineered products and services. The incremental increase in revenue in 2013 from businesses acquired in 2013 and in 2012 was $172.0 million.
Sales under contracts with the U.S. Government were approximately 27% of sales in 2013 and 32% of sales in 2012, principally reflective of our recent acquisitions. Such decline has been consistent with our strategy to be less dependent on U.S. government business. Sales to international customers represented approximately 44% of sales in 2013 and 39% of sales in 2012.
Operating Income
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
Cost of Sales
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
Pension Income/Expense
Included in operating profit in 2013 was domestic pension expense of $17.5 million. In accordance with CAS, $14.5 million was recoverable from certain government contracts. Included in operating profit in 2012 was domestic pension expense of $6.6 million. In accordance with CAS, $12.7 million was recoverable from certain government contracts. The increase in pension expense primarily reflected the impact of using a 4.4% discount rate to determine the benefit obligation for the domestic plan in 2013 compared with a 5.5% discount rate used in 2012.
 Interest Expense and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $20.9 million in 2013 and $18.2 million in 2012. Interest income was $0.5 million in 2013 and $0.4 million in 2012. The increase in interest expense reflected the impact of higher outstanding debt levels, partially offset by lower overall average interest rates.
Other income and expense in 2013 included $3.6 million from the reversal of reserves no longer needed in connection with a legal settlement. Other income in 2012 included foreign currency translation gains of $0.8 million.
Income Taxes
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
Instrumentation

(Dollars in millions)	2014	2013	2012
Sales	$1,115.5	$1,022.8	$804.7
Cost of sales	$630.0	$570.9	$458.7
Selling, general and administrative expenses	$303.9	$289.9	$200.0
Operating profit	$181.6	$162.0	$146.0
Cost of sales % of sales	56.5%	55.8%	57.0%
Selling, general and administrative expenses % of sales	27.2%	28.4%	24.9%
Operating profit % of sales	16.3%	15.8%	18.1%
International sales % of sales	58.1%	56.3%	53.7%
Governmental sales % of sales	3.5%	4.0%	5.0%
Capital expenditures	$17.0	$22.0	$14.4
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2014 compared with 2013
Our Instrumentation segment sales were $1,115.5 million in 2014, compared with sales of $1,022.8 million in 2013, an increase of 9.1%. Operating profit was $181.6 million in 2014, compared with $162.0 million in 2013, an increase of 12.1%. The 2014 sales increase of $92.7 million resulted from higher sales in the marine instrumentation and environmental instrumentation product lines. The higher sales of $74.4 million for marine instrumentation reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $32.5 million in incremental revenue from recent acquisitions including the November 2014 acquisition of Bolt, the March 2013 acquisition of RESON and the October 2013 acquisition of CDL. Sales for environmental instrumentation increased $19.8 million and included $21.1 million from the August 2013 acquisition of CETAC. Sales for electronic test and measurement instrumentation decreased by $1.5 million. The increase in operating profit reflected the impact of higher sales from both recent acquisitions and organic sales growth. The incremental operating profit from recent acquisitions was $6.1 million, which included $1.2 million in additional intangible asset amortization. In 2015, we expect increased sales of marine instrumentation as a result of acquisitions, as well as greater sales of marine interconnect systems, partially offset by reduced sales of geophysical sensors for oil and gas exploration.
Cost of sales increased by $59.1 million in 2014, compared with 2013, and primarily reflected the impact of higher sales, as well as increased customer funded research and development. The cost of sales percentage increased to 56.5% from 55.8%. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2014, increased by $14.0 million, compared with 2013, and reflected the impact of higher sales. Selling, general and administrative expenses for 2014, as a percentage of sales, decreased slightly to 27.2%, compared with 28.4% for 2013.

2013 compared with 2012
Our Instrumentation segment sales were $1,022.8 million in 2013, compared with sales of $804.7 million in 2012, an increase of 27.1%. Operating profit was $162.0 million in 2013, compared with $146.0 million in 2012, an increase of 11.0%. The 2013 sales increase of $218.1 million resulted from higher sales of both marine and electronic test and measurement instrumentation. Marine instrumentation had higher sales of $106.7 million which reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $65.3 million in incremental revenue from recent acquisitions including the March 2013 acquisition of RESON, which contributed $51.4 million in sales. Increased sales of $103.6 million for electronic test and measurement instrumentation resulted from the August 2012 acquisition of LeCroy. Sales for environmental instrumentation increased by $7.8 million, primarily due to the acquisition of CETAC. The increase in operating profit reflected the impact of higher sales from both recent acquisitions and organic sales growth. The incremental operating profit from recent acquisitions was $11.7 million, which included $4.6 million in additional intangible asset amortization.
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
Digital Imaging

(Dollars in millions)	2014	2013	2012
Sales	$403.6	$414.8	$415.9
Cost of sales	$252.0	$263.7	$266.9
Selling, general and administrative expenses	$114.5	$122.9	$124.2
Operating profit	$37.1	$28.2	$24.8
Cost of sales % of sales	62.4%	63.6%	64.2%
Selling, general and administrative expenses % of sales	28.4%	29.6%	29.8%
Operating profit % of sales	9.2%	6.8%	6.0%
International sales % of sales	50.2%	49.0%	46.1%
Governmental sales % of sales	25.3%	29.0%	31.0%
Capital expenditures	$10.3	$20.2	$23.5
Our Digital Imaging segment includes high performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
2014 compared with 2013
Our Digital Imaging segment sales were $403.6 million in 2014, compared with sales of $414.8 million in 2013, a decrease of 2.7%. Operating profit was $37.1 million in 2014, compared with $28.2 million in 2013, an increase of 31.6%.
The 2014 sales decrease reflected increased sales of sensors and cameras for commercial machine vision applications, offset by lower sales of specialty imaging sensors, primarily for government applications. The increase in operating profit primarily reflected a greater mix of higher margin commercial sales and lower costs as a result of cost reduction actions taken in 2013, as well as lower research and development expense. Operating profit in 2014 included $2.7 million in severance and related expenses compared $3.9 million in severance and related expenses and a $1.2 million asset impairment charge in 2013.
Cost of sales for 2014 decreased by $11.7 million, compared with 2013, and primarily reflected lower costs as a result of cost reduction actions taken in 2013 and a greater mix of higher gross margin sales of sensors and cameras for commercial machine vision applications. The decrease in the cost of sales percentage primarily reflected lower costs as a result of cost reduction actions taken in 2013 and a greater mix of higher gross margin commercial sales. Selling, general and administrative expenses, for 2014, decreased to $114.5 million, compared with $122.9 million in 2013 and reflected lower research and development expenses. The selling, general and administrative expense percentage decreased to 28.4% in 2014 from 29.6% in 2013 and reflected lower expense in each major category of selling, general and administrative expense.

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
Cost of sales for 2013 decreased by $3.2 million, compared with 2012, and primarily reflected the impact of product mix differences, partially offset by $2.3 million in severance and related expenses. The decrease in the cost of sales percentage reflected the impact of the Optech acquisition, which carries a lower cost of sales percentage than the average for our other products in this segment. Selling, general and administrative expenses, for 2013, decreased slightly to $122.9 million, compared with $124.2 million in 2012. The selling, general and administrative expense percentage decreased slightly to 29.6% in 2013 from 29.8% in 2012.

Aerospace and Defense Electronics

(Dollars in millions)	2014	2013	2012
Sales	$603.0	$625.1	$605.3
Cost of sales	$386.6	$434.6	$406.2
Selling, general and administrative expenses	$128.1	$124.8	$118.6
Operating profit	$88.3	$65.7	$80.5
Cost of sales % of sales	64.2%	69.5%	67.1%
Selling, general and administrative expenses % of sales	21.2%	20.0%	19.6%
Operating profit % of sales	14.6%	10.5%	13.3%
International sales % of sales	32.2%	34.0%	28.6%
Governmental sales % of sales	40.7%	41.6%	44.6%
Capital expenditures	$8.8	$15.3	$12.6
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
2014 compared with 2013
Our Aerospace and Defense Electronics segment sales were $603.0 million in 2014, compared with sales of $625.1 million in 2013, a decrease of 3.5%. Operating profit was $88.3 million in 2014, compared with $65.7 million in 2013, an increase of 34.4%.
Sales for 2014 decreased by $22.1 million and reflected lower sales of $37.0 million from microwave and interconnect systems due to the completion of a program with a foreign government, which had sales of $44.3 million in 2013. Sales for 2014 also reflected increased sales of $17.8 million from avionics products and electronic relays and lower sales of $2.9 million from electronic manufacturing services products. Operating profit in 2014 increased by $22.6 million and reflected pension income of $1.2 million compared with $8.0 million of pension expense, and $0.9 million in severance and facility consolidation costs, compared with $15.7 million in severance and facility consolidation and environmental costs in 2013.
Cost of sales for 2014 decreased by $48.0 million, compared with 2013, and reflected the impact of lower sales, lower severance and facility consolidation costs and environmental reserves, as well as lower pension expense. Cost of sales as a percentage of sales for 2014 decreased to 64.2% from 69.5% in 2013 and reflected the impact of lower severance and facility consolidation costs, environmental reserves and lower pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $128.1 million in 2014, compared with $124.8 million in 2013, and reflected $6.7 million in higher research and development and bid and proposal expense. The increase in the selling, general and administrative expense percentage to 21.2% for 2014, compared with 20.0% for 2013 reflected the impact of higher research and development and bid and proposal expense.

2013 compared with 2012
Our Aerospace and Defense Electronics segment sales were $625.1 million in 2013, compared with sales of $605.3 million in 2012, an increase of 3.3%. Operating profit was $65.7 million in 2013, compared with $80.5 million in 2012, a decrease of 18.4%.
Sales for 2013 increased by $19.8 million, compared with 2012, and reflected higher sales of $19.3 million from avionics products and electronic relays and higher sales of $3.1 million from microwave and interconnect systems, partially offset by lower sales of electronic manufacturing service products. Operating profit in 2013 reflected $10.4 million for severance and facility consolidation costs and a $5.3 million charge for estimated environmental liabilities, partially offset by the impact of higher sales. Operating profit in 2012 reflected $1.7 million for severance and facility consolidation costs.
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

Engineered Systems

(Dollars in millions)	2014	2013	2012
Sales	$271.9	$275.9	$301.4
Cost of sales	$218.5	$230.8	$247.3
Selling, general and administrative expenses	$22.0	$23.1	$25.6
Operating profit	$31.4	$22.0	$28.5
Cost of sales % of sales	80.4%	83.6%	82.0%
Selling, general and administrative expenses % of sales	8.1%	8.4%	8.5%
Operating profit % of sales	11.5%	8.0%	9.5%
International sales % of sales	9.0%	12.4%	11.6%
Governmental sales % of sales	81.6%	75.8%	81.4%
Capital expenditures	$4.3	$3.6	$4.2
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2014 compared with 2013
Our Engineered Systems segment sales were $271.9 million in 2014, compared with sales of $275.9 million in 2013, a decrease of 1.4%. Operating profit was $31.4 million in 2014, compared with $22.0 million in 2013, an increase of 42.7%.
The 2014 sales decrease of $4.0 million reflected lower sales of $6.1 million from engineered products and services, partially offset by higher sales of energy systems products of $1.6 million and higher turbine engines sales of $0.5 million. The sales decrease from engineered products and services, primarily reflected lower sales from missile defense and nuclear programs. The increase in operating profit in 2014 reflected the impact of pension income, compared with pension expense in 2013, lower severance and facility consolidation expenses, partially offset by the impact of lower sales. Pension income was $1.6 million for 2014, compared with pension expense of $6.7 million for 2013. Pension expense allocated to contracts pursuant to CAS was $8.8 million for 2014, compared with $8.5 million for 2013.
Cost of sales for 2014 decreased by $12.3 million, compared with 2013, and reflected the impact of lower sales and higher pension income. Cost of sales as a percentage of sales for 2014 decreased to 80.4%, compared with 83.6% in 2013 and reflected lower pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $22.0 million in 2014, compared with $23.1 million in 2013, and reflected the impact of lower sales and lower research and development and bid and proposal expenses of $0.5 million. The selling, general and administrative expense percentage decreased slightly to 8.1% for 2014, compared with 8.4% for 2013.

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
Financial Condition, Liquidity and Capital Resources
Principal Capital Requirements
Our principal capital requirements are to fund working capital needs, capital expenditures, voluntary and required pension contributions, debt service requirements, share repurchases and acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund acquisitions in 2015. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Revolving Credit Agreement, Senior Notes and Term Loans
In December 2014, the Company issued $125.0 million of senior unsecured notes which consisted of $30.0 million of 2.61% senior unsecured notes due December 2019, and $95.0 million of 3.09% senior unsecured notes due December 2021.
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

Long-term debt consisted of the following (in millions):

Balance at	December 28, 2014	December 29, 2013
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	—
5.30% Senior Notes due September 2020	75.0	75.0
3.09% Senior Notes due December 2021	95.0	—
Term Loans due through March 2019, weighted average rate of 1.28% at December 28, 2014, and 1.29% at December 29, 2013	200.0	200.0
Other debt at various rates due through 2031	14.7	16.0
$750.0 million revolving credit facility, due March 2018, weighted average rate of 1.24% at December 28, 2014, and 1.26% at December 29, 2013	105.0	74.2
Total debt	694.7	540.2
Less: current portion of long-term debt	(84.9)	(2.1)
Total long-term debt	$609.8	$538.1
The Company also has $10.4 million in capital leases, of which $1.3 million is current. At December 28, 2014, Teledyne had $16.8 million in outstanding letters of credit.
The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 28, 2014, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.
At December 28, 2014, the required financial covenant ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due March 2019

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	19.8 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020 and $125.0 million Private Placement Notes due 2019 and 2021

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	19.8 to 1

(a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

(b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $629.7 million at December 28, 2014. The available borrowing capacity does not reflect the payment on February 2, 2015, of $134.9 million in connection with an accelerated share repurchase agreement. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. No amounts are outstanding under this facility at December 28, 2014. The maximum amount that could be borrowed under our $750.0 million credit facility as of December 28, 2014 while still remaining in compliance with our consolidated leverage ratio covenant was $629.7 million.

Permanently Reinvested Earnings
We consider the earnings of material non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash requirements. At December 28, 2014, the amount of undistributed foreign earnings was $170.4 million. We have not recorded a deferred tax liability of approximately $43.1 million related to the $170.4 million of undistributed foreign earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 28, 2014. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature (in millions):

Category	2015	2016	2017	2018	2019	After 2019	Total
Long-term debt obligations	$84.9	$10.6	$120.3	$131.4	$177.5	$170.0	$694.7
Interest expense(a)	18.8	16.4	14.9	9.9	8.1	8.5	76.6
Operating lease obligations	21.0	16.6	12.4	8.6	6.6	18.4	83.6
Capital lease obligations(b)	1.6	1.6	1.4	1.4	1.4	5.3	12.7
Purchase obligations (c)	72.5	5.0	1.2	1.1	0.8	1.1	81.7
Total	$198.8	$50.2	$150.2	$152.4	$194.4	$203.3	$949.3

(a)
Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2014 and is assumed to be paid at the end of each quarter with the final payment in March 2019 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include contractual obligations for the purchase of goods and services.

Unrecognized tax benefits of $32.3 million are not included in the table above because $1.3 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history.
At December 28, 2014, we are not required, and are not planning, to make any cash contributions to the domestic qualified pension plan for 2015. In addition, Teledyne does not expect to make any contributions to its foreign-based pension plans in 2015. Our minimum funding requirements after 2015, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2015 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 12 of the Notes to Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined pension benefit plans obligation and may take additional actions in the future.
Operating Activities
In 2014, net cash provided by operating activities was $287.9 million, compared with $203.3 million in 2013 and $189.2 million in 2012. The higher cash provided by operating activities in 2014, compared with 2013, reflected higher net income, the absence of pension contributions in 2014, while in 2013 we made a voluntary $83.0 million pretax cash contribution to the domestic pension plan, partially offset by higher income tax payments. The 2014 amount also reflected the receipt of $10.0 million related to a legal settlement. The higher cash provided by operating activities in 2013, compared with 2012, reflected lower cash contributions to the domestic pension plan and higher net income, partially offset by higher income tax payments. The 2012 net cash provided by operating activities includes $92.8 million in voluntary cash contributions to the domestic pension plan.
Free cash flow (cash provided by operating activities less capital expenditures) was $244.4 million in 2014, compared with $130.7 million in 2013 and $123.9 million in 2012. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis and was $244.4 million in 2014, compared with $182.1 million in 2013 and $184.2 million in 2012.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2014	2013	2012
Cash provided by operating activities	$287.9	$203.3	$189.2
Capital expenditures for property, plant and equipment	(43.5)	(72.6)	(65.3)
Free cash flow	244.4	130.7	123.9
Pension contributions, net of tax(b)	—	51.4	60.3
Adjusted free cash flow	$244.4	$182.1	$184.2

a)
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

Working Capital
Working capital increased to $402.7 million at year-end 2014, compared with $381.0 million at year-end 2013. The increase reflected the impact the Bolt acquisition and higher cash balances, partially offset by an increase in current maturities of long term debt.
Balance Sheet Changes
The changes in the following selected components of Teledyne’s balance sheet are discussed below (in millions):

	2014	2013
Accounts receivable, net	$400.7	$378.0
Inventories, net	$311.8	$294.3
Property, plant and equipment, net	$336.5	$357.7
Goodwill	$1,150.6	$1,037.8
Acquired intangible assets, net	$277.6	$270.9
Prepaid pension assets	$86.3	$222.0
Long-term debt and capital lease obligations, net of current portion	$618.9	$549.0
Accumulated other comprehensive loss	$323.2	$165.5
The higher balances in accounts receivable, inventories, goodwill and acquired intangible assets were impacted by the acquisitions made in 2014. The accumulated other comprehensive loss increase reflects the non-cash adjustment of $97.5 million related to the increase in the unfunded pension liability in 2014 and $58.2 million of foreign currency changes. The lower balance in property, plant and equipment also reflected the impact of depreciation, partially offset by capital spending, and acquisitions made in 2014. Long-term debt increased and reflected the impact of funds used for acquisitions in 2014 and the 2011 stock repurchase program.
Investing Activities
Cash flows relating to investing activities consists primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities was $238.7 million, $195.0 million and $453.4 million for 2014, 2013 and 2012, respectively.
Capital Expenditures
Capital expenditures are presented below (in millions):

	2014	2013	2012
Instrumentation	$17.0	$22.0	$14.4
Digital Imaging	10.3	20.2	23.5
Aerospace and Defense Electronics	8.8	15.3	12.6
Engineered Systems	4.3	3.6	4.2
Corporate	3.1	11.5	10.6
	$43.5	$72.6	$65.3
The decrease in spending in 2014, compared with 2013, reflected the completion of several major projects during 2013, including expanding production capabilities and a resource planning software system. The 2013 amount also reflected expenditures related to facility consolidations. During 2015 we plan to invest approximately $60.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at December 28, 2014, for capital expenditures were approximately $5.2 million.

Acquisitions
Investing activities used cash for acquisitions and investments of $195.8 million, $128.2 million and $389.2 million, in fiscal 2014, 2013 and 2012, respectively (see “Recent Acquisitions”).
Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
For all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. The Axiom acquisition is part of the Digital Imaging segment. All other acquisitions in 2014, 2013 and 2012 are part of the Instrumentation segment.
The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions and other investments made in fiscal 2014 and 2013 (in millions):

	2014
Acquisition	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
Photon	March 30, 2014	$2.9	$1.4	$1.5
Atlas	August 17, 2014	5.2	3.6	0.8
Bolt	November 18, 2014	171.0	128.8	41.5
Oceanscience	October 22, 2014	14.7	9.0	4.4
Other investments		2.0	—	—
		$195.8	$142.8	$48.2

	2013
Acquisition	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
RESON	March 1, 2013	$69.7	$35.1	$25.5
Axiom	May 8, 2013	4.0	3.4	0.3
CETAC	August 30, 2013	26.4	11.1	6.7
CDL	October 22, 2013	21.8	11.9	7.8
Purchase of remaining interest of Nova Sensors	July 8, 2013	4.9	—	—
Other investments		1.4	1.0	0.3
		$128.2	$62.5	$40.6

 Except for the CETAC, Atlas and Oceanscience acquisitions, goodwill resulting from the acquisitions made in fiscal 2014 and 2013 will not be deductible for tax purposes.
The following is a summary, at the acquisition date, of the estimated fair values of the assets acquired and liabilities assumed for the acquisitions and other investments made in fiscal 2014 and 2013 (in millions):

	2014	2013
Current assets, excluding cash acquired	$34.0	$40.1
Property, plant and equipment	8.7	8.3
Goodwill	142.8	62.5
Intangible assets	48.2	40.6
Other long-term assets	5.3	—
Total assets acquired	239.0	151.5

Current liabilities, including short-term debt	(26.0)	(21.4)
Other long-term liabilities	(17.2)	(6.8)
Total liabilities assumed	(43.2)	(28.2)

Noncontrolling interests (a)	—	4.9
Purchase price, net of cash acquired	$195.8	$128.2
(a) Purchase of the remaining interest in Nova Sensors.

Financing Activities
Cash provided by financing activities for 2014 reflected net proceeds from borrowings on long-term debt of $29.5 million, compared with net payments on long-term debt of $5.0 million for 2013 and net proceeds from borrowings of $229.2 million for 2012. In addition, in December 2014, the Company issued $125.0 million of senior unsecured notes, which consisted of $30.0 million of 2.61% senior unsecured notes due December 2019, and $95.0 million of 3.09% senior unsecured notes due December 2021. Fiscal years 2014, 2013 and 2012 reflect proceeds from the exercise of stock options of $18.3 million, $12.1 million and $19.9 million, respectively. Fiscal years 2014, 2013 and 2012 included $6.2 million, $5.4 million and $8.4 million, respectively, in excess tax benefits related to stock-based compensation. Cash provided by financing activities for 2014 also reflected the repurchase of common stock for $146.6 million.
Total debt at December 28, 2014, includes $375.0 million outstanding in senior notes, $200.0 million in term loans, $105.0 million outstanding under the $750.0 million credit facility and $14.7 million in other debt. The Company also has $10.4 million outstanding under capital leases, of which $1.3 million is current.
In October 2011, our Board of Directors approved a stock repurchase program (“2011 repurchase program”) authorizing the Company to repurchase up to 2,500,000 shares of its common stock. Shares may be repurchased from time to time in open market transactions at prevailing market prices or in privately negotiated transactions. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the 2011 repurchase program.  No repurchases were made in 2013 or 2012. As part of the 2011 repurchase program, in September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share.  Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, which used $91.4 million of the $101.6 million advanced, representing 90% of the estimated shares to be repurchased under the ASR agreement.  The up-front payment was accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payment was made. The total number of shares of common stock that the Company will repurchase under the ASR will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty.  Final settlement of the ASR agreement is expected to occur in June 2015, although the settlement may be accelerated at the ASR Counterparty’s option.  The Company has treated the ASR as a treasury share repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The ASR meets all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
In 2014, the Company spent $146.6 million, which includes $101.6 million advanced under the ASR agreement, to repurchase a total of 1,396,290 shares of its common stock at an average price $97.70 per share common stock.  Teledyne issues shares for share-based compensation plans from treasury stock. Teledyne had 1,042,281 shares of treasury stock at December 28, 2014. At December 28, 2014, 342,148 shares remain available for repurchase under the 2011 repurchase program.
On January 27, 2015, Teledyne’s Board of Directors approved an additional stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock (“2015 repurchase program”), noting that 342,148 shares remain available for repurchase under the 2011 repurchase program.  As part of the 2015 repurchase program, on February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company's common stock at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. The ASR was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility. The 2011 and 2015 repurchase programs are expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases would be funded with cash on hand and borrowings under the Company’s credit facility.
Pension Plans
Teledyne has a domestic defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 18% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. In 2014, Teledyne’s domestic pension plan was over 100% funded, thus no cash contribution was made. In 2013, Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $83.0 million, before recovery from the U.S. Government. In 2012, Teledyne made pretax cash contributions of approximately $92.8 million to its domestic pension plan before recovery from the U.S. Government. In connection with recent acquisitions the Company assumed responsibility for a several defined benefit pension plans based in the United Kingdom, Switzerland and the Netherlands covering approximately 520 participants in total. For the company’s domestic pension plan, the discount rate for 2015 will decrease to 4.5% from 5.4% in 2014.
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
The Company’s effective tax rate for 2014 was 23.6%, compared with 17.7% for 2013 and 28.7% for 2012. Fiscal years 2014, 2013 and 2012 included net discrete tax benefits of $8.9 million, $21.3 million and $5.4 million, respectively. These relate primarily to the remeasurement of uncertain tax positions, including expirations of the statute of limitations and the favorable resolution of a tax matter. Excluding these items the Company’s effective tax rates for fiscal years 2014, 2013 and 2012 would have been 26.7%, 27.1% and 31.0%, respectively. Total year 2014 also included $5.6 million in federal research and development tax credits. The lower 2013 effective tax rate, compared with the 2012 effective tax rate, excluding the net discrete tax benefits, primarily reflected increased federal tax credits for research and development, a lower state effective tax rate and a change in the portion of foreign and domestic income. Based on the Company’s history of operating earnings, expectations of future operating earnings and potential tax planning strategies, management believes that it is possible that some portion of deferred taxes will not be realized as a future tax benefit and therefore has recorded a valuation allowance. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2010, California income tax matters for all years through 2009 and Canadian income tax matters for all years through 2006. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. An appeal filed with a state tax authority for the 2011 tax year, if resolved favorably, could reduce income tax expense up to $1.0 million. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2009.
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
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $2.9 million, net of tax, over the next 12 months based on the year-end 2014 exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 28, 2014, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $76.3 million and these contracts had a negative fair value of $3.9 million. These foreign currency forward contracts have maturities ranging from March 2015 to June 2016.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 28, 2014, Teledyne had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollar	C$	44.2	U.S. Dollars	US$	39.5
Euros		€1.0	Canadian Dollar	C$	1.4
Euros		€11.0	U.S. Dollars	US$	14.0
Great Britain Pounds		£1.0	Australian Dollars	A$	1.8
Great Britain Pounds		£20.9	U.S. Dollars	US$	34.0
U.S. Dollars	US$	16.3	Euros		€13.0
U.S. Dollars	US$	12.0	Great Britain Pounds		£7.7
U.S. Dollars	US$	2.7	Japanese Yen		¥305.0
Singapore Dollar	S$	1.0	U.S. Dollar	US$	0.8
These contracts had a negative fair value of $4.5 million at December 28, 2014. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% appreciation of the U.S. dollar from its value at December 28, 2014, would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.6 million. A hypothetical 10% depreciation of the U.S. dollar from its value at December 28, 2014, would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.6 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 28, 2014, we had $105.0 million outstanding indebtedness under our $750.0 million credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $1.1 million, assuming the $105.0 million in debt was outstanding for the full year.
We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.

Related Party Transactions
Dr. von Schack is a director of The Bank of New York Mellon Corporation. Dr. Mehrabian was also a director of The Bank of New York Mellon Corporation until his retirement on April 12, 2011. From May 2010 to July 2014, Ms. Sherburne served as Senior Executive Vice President, General Counsel and Corporate Secretary of The Bank of New York Mellon Corporation. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Mr. Cahouet had served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A., having retired on December 31, 1998. Mr. Cahouet ceased being a director of Mellon Financial Corporation on April 18, 2000. We maintain various arms-length banking relationships with The Bank of New York Mellon Corporation. On March 1, 2013, we entered into a $750.0 million credit facility under which The Bank of New York Mellon Corporation is one of 13 lenders, having committed to lend up to $60.0 million. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Notwithstanding these relationships, our Board of Directors has determined that Ms. Sherburne, Mr. Cahouet and Dr. von Schack are “independent,” within the meaning of the rules of the New York Stock Exchange, and are able to serve on the Audit Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Mr. Cahouet, on the Personnel and Compensation Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Dr. von Schack and on the Personnel and Compensation Committee and the Audit Committee, in the case of Ms. Sherburne.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $9.7 million at December 28, 2014, and $9.1 million at December 29, 2013. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. However, resolution of one or more of these environmental matters or future accrual adjustments in any one reporting period could have a material adverse effect on our results of operations for that period. See also our environmental risk factor disclosure beginning at page 22.
For additional discussion of environmental matters, see Notes 2 and 15 to the Notes to Consolidated Financial Statements.
Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 25% of total sales in 2014, 27% of total sales in 2013 and 32% of total sales in 2012. For a summary of sales to the U.S. Government by segment, see Note 13 to the Notes to Consolidated Financial Statements. Sales to the U.S. Department of Defense represented approximately 20%, 21% and 26% of total sales for 2014, 2013 and 2012, respectively. See also our government contracts risks factor disclosure beginning at page 16.
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
The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 28, 2014, and December 29, 2013 (in millions):
Reserves and Valuation Accounts (a)

	2014	2013
Allowance for doubtful accounts	$7.8	$5.2
LIFO inventory reserves	$16.5	$16.6
Other inventory reserves	$55.3	$44.8
Workers’ compensation and general liability reserves(b)	$8.9	$9.1
Warranty reserves(b)	$18.5	$17.3
Environmental reserves(b)	$9.7	$9.1
Other accrued liability reserves(b)	$31.5	$28.6

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

	2014	2013	2012
Balance at beginning of year	$17.3	$17.8	$13.3
Accruals for product warranties charged to expense	6.6	4.4	9.6
Cost of product warranty claims	(5.9)	(5.2)	(6.9)
Acquisitions	0.5	0.3	1.8
Balance at year-end	$18.5	$17.3	$17.8

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

Revenue Recognition
Revenue is recognized when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.
We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of our contracts or arrangements entered into with our customers. The majority of our revenue is recognized on certain product sales upon shipment to the customer, at fixed or determinable prices and with a reasonable assurance of collection, passage of title to the customer and fulfillment of all significant obligations. Revenue is recognized net of estimated sales returns and other allowances. The remaining revenue is generally associated with long-term contracts to design, develop and manufacture highly engineered products used in commercial or defense applications. Such contracts are generally accounted for using contract accounting, percentage-of-completion (“POC”) method.
The Company’s standard terms of sale are FOB shipping point. For a small percentage of sales where title and risk of loss passes at destination point, and assuming all other criteria for revenue recognition are met, the Company recognizes revenue after delivery to the customer. If any significant obligation to the customer with respect to a sales transaction remains following shipment, revenue recognition is deferred until such obligations have been fulfilled. In general, our revenue arrangements do not involve acceptance provisions based on customer specified acceptance criteria. In those circumstances when customer specified acceptance criteria exist, and if we cannot demonstrate that the system meets those specifications prior to the shipment, then revenue is deferred until customer acceptance is obtained. The Company does not offer substantial sales incentives and credits to customers.
We have a few contracts that require the Company to warehouse certain goods, for which revenue is recognized when all risks of loss is borne by the customer and all other criteria for revenue recognition are met.
We also have a small number of multiple elements arrangements (i.e., free product, training, installation, additional parts, etc.). If contract accounting does not apply, we allocate the contract price among the deliverables based on vendor-specific objective evidence of fair value to each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we use our best estimate of selling price for purposes of allocating the total arrangement consideration among the elements. Also, extended or non-customary warranties do not represent a significant portion of our revenue; however when our revenue arrangements include an extended or non-customary warranty provision the revenue is deferred and recognized ratably over the extended warranty period.
Contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the POC method. We record net revenue and an estimated profit as work on our contracts progresses. The POC method for these contracts is dependent on the nature of the contract or products provided. Depending on the contract, we may measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance contract milestones which could be time, event or expense driven. For example, for cost-reimbursable contracts we use the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue and an estimated profit as allowable costs are incurred based on the proportion that the incurred costs bear to total estimated costs. Another example, for contracts that require us to provide a substantial number of similar items, we record revenue and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. Occasionally, it is appropriate to combine individual customer orders and treat them as one arrangement when the underlying agreement was reached with the customer for a single large project.
The percentage of Company revenue recognized using the POC method was 28.7% in 2014, 32.1% in 2013 and 36.7% in 2012.
Accounting for contracts using the POC method requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Contract revenue may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentives fees), un-priced change orders, claims and requests for equitable adjustment. The POC method requires management’s judgment to make reasonably dependable cost estimates generally over a long time period. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed at least quarterly.
The net effect of the favorable and unfavorable changes in estimates were expense of $3.0 million in 2014, $1.8 million in 2013 and $1.2 million in 2012. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2014, 2013 and 2012 were $22.9 million, $21.4 million and $18.0 million of favorable operating income and $25.9 million, $23.2 million and $19.2 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2014, 2013 or 2012 was material to the consolidated statements of income for such annual periods.
Accounting for Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 18% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. In connection with recent acquisitions, the Company assumed responsibility for several smaller foreign-based benefit pension plans. At December 28, 2014, the benefit obligation for the domestic defined benefit pension plan totaled $878.4 million and the fair value of the net plan assets were $957.4 million. At December 28, 2014, the benefit obligation for the foreign-based pension plans totaled $61.0 million and the fair value of the net plan assets were $47.7 million. The Company’s accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Significant assumptions used in determining the Company’s pension income or expense is the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.25% in 2015 for its domestic pension plan and the assumed discount rate will be 4.5% in 2015 for its domestic pension plan. The Company’s long-term expected return on pension assets used in 2014 was 8.25% for its domestic pension plans and the assumed discount rate used in 2014 was 5.4%. The actual rate of return on pension assets was 5.4% in 2014 and 19.6% in 2013 for its domestic pension plan. If the actual rate of return on pension assets is below the projection, the Company may be required to make additional contributions to the pension trust. At December 28, 2014, the domestic plan is over-funded and contributions are not required. The Company did not make any cash contributions to its domestic pension benefit plan in 2014 and made a voluntary pretax cash contribution of $83.0 million in 2013, before recovery from the U.S. Government. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 28, 2014. The impact of these new mortality assumptions has resulted in an increase to our pension obligation and an increase in future pension expense. Our plan remains over-funded after the impact of the new mortality assumptions, as well as from changes to other relevant assumptions. At year-end 2014 the Company has a $229.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $365.4 million related to its pension plans. At year-end 2013, the Company had a $133.2 million non-cash reduction to stockholders’ equity and a long-term additional liability of $214.0 million related to its pension plans. See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.
Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2014 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.0)	$2.0
Change in long-term rate of return on plan assets	$(2.3)	$2.3
See Note 12 of the Notes to Consolidated Financial Statements for additional pension disclosures.
Accounting for Business Combinations, Goodwill, Acquired Intangible Assets and Other Long-Lived Assets
The results for all acquisitions are included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the purchase method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We determine the fair value of such assets and liabilities, generally in consultation with third-party valuation advisors. Purchased intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We would test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on a quarterly impairment test completed in 2014, the Company recorded a $0.7 million impairment to acquired intangible assets. Based on the annual impairment test completed in the fourth quarter of 2013, the Company recorded a $1.2 million impairment to acquired intangible assets. No impairment of goodwill was indicated in 2014 or 2013, based on the annual impairment test completed in the fourth quarter of each year.
For goodwill impairment testing, the Company estimates the fair value of the reporting units, using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management's judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
As of December 28, 2014, the Company had 26 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $0.9 million to $275.1 million. The Company’s analysis in 2014 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units as of the fourth quarter of 2014, the annual testing date, ranged from approximately 57% to 5,670%.
Changes in these projections could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this sensitivity analysis, the Company did not identify any goodwill impairment. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. The estimated fair values exceed the carrying value for each of the Company’s indefinite-lived intangible assets as of the fourth quarter of 2014, the annual testing date.
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
We record uncertain tax benefits on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the “more-likely-than-not” recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
An increase of 1% in our nominal tax rate would have resulted in additional income tax provision from continuing operations for the fiscal year ended December 28, 2014, of $2.8 million. For a description of the Company’s tax accounting policies, refer to Note 2 and Note 11 to the Company’s Consolidated Financial Statements.

Recent Accounting Pronouncements
Effective December 30, 2013, the first day of our 2014 fiscal year, the Company adopted accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss or a tax credit carryforward exists. Under the guidance, an entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The Company's adoption of the guidance did not have a material impact on its consolidated financial statements.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, environmental remediation cost, stock repurchases, taxes, exchange rates and strategic plans. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; and cuts to defense spending resulting from existing and future deficit reduction measures; threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing could negatively affect our businesses that supply the oil and gas industry. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets. Changes in the policies of U.S. and foreign governments could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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
We continue to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2012. While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and may not be detected.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report at page 48 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report at pages 60 through 102. See the “Index to Financial Statements and Related Information” at page 59.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 28, 2014, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 28, 2014, are effective.

Internal Controls
See Management Statement on page 60 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 61 for Ernst & Young LLP’s attestation report on management’s assessment of internal control over financial reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 28, 2014, that has materially affected, or is reasonably likely to materially effect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.
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
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
In addition to the information set forth under the caption “Executive Management” beginning at page 10 in Part I of this Report, the information required by this item is set forth in the 2015 Proxy Statement under the captions “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2015 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the table below, the information required by this item is set forth in the 2015 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.

Equity Compensation Plans Information
The following table summarizes information about our common stock that may be issued upon the exercise of options, warrant and rights under all of our equity compensation plans, as of December 28, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	329,250		42.80		—
1999 Non-Employee Director Stock Compensation Plan(1)	62,182		30.80		—
2002 Stock Incentive Plan(1)	298,877		41.24		—
Amended and Restated 2008 Incentive Award Plan(2)	1,573,414		59.81		—
2014 Incentive Award Plan	587,154	(3)	94.26	(4)	2,583,873	(5)
Employee Stock Purchase Plan(6)	—		—		1,000,000
Equity Compensation plans not approved by security holders	—		—		—
Total	2,850,877		$62.36		3,583,873

1)    The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders. No additional awards may be granted under these plans.
2)    No additional awards may be granted under the Amended and Restated 2008 Incentive Award Plan (2008 Plan) following stockholder approval of 2014 Incentive Award Plan (2014 Plan) at our 2014 Annual Meeting of Stockholders. Any shares available under the 2008 Plan on the effective date of the 2014 Plan or that were subject to awards under the 2008 Plan that were forfeited or lapsed following the effective date of the 2014 Plan are automatically transferred to the 2014 Plan.
3)    Does not include (i) 9,257 shares of stock potentially issuable to certain Canadian employees under the 2012-2014 cycle of our PSP, of which 1,945 shares were issued as part of the first installment payment in February 2015; and (ii) 4,443 shares subject to restricted stock unit awards.
4)    Does not include the securities described in footnote (3) above, which do not have an exercise price.

5)    The number of shares available for future issuance (i) includes 1,378,233 shares transferred from the 2008 Plan (see footnote (2) above); (ii) assumes the issuance of up to 9,257 shares of stock potentially issuable to certain Canadian employees under the 2012-2014 cycle of our PSP, of which 1,945 shares were issued as part of the first installment payment in February 2015; and (iii) assumes the issuance of 4,443 shares subject to restricted stock unit awards.
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2015 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2015 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” at page 59 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” at page 100 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2014. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ( the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the 2014 acquisitions, including Bolt. The 2014 acquisitions, which are included in the 2014 consolidated financial statements of the Company, constituted less than 2% of total assets excluding the goodwill and acquired intangible assets of the acquisitions and less than 1% of both total revenues and net income of the Company as of and for the year ended December 28, 2014. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 28, 2014, the Company’s internal controls over financial reporting were effective.
Ernst and Young LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 61 of this Annual Report.

Date: February 26, 2015

/S/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 26, 2015

/S/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Teledyne Technologies Incorporated
We have audited Teledyne Technologies Incorporated’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Teledyne Technologies Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2014 acquisitions, including Bolt. The 2014 acquisitions, which are included in the 2014 consolidated financial statements of the Company, constituted less than 2% of total assets excluding the goodwill and acquired intangible assets of the acquisitions and less than 1% of both total revenues and net income of the Company as of and for the year ended December 28, 2014. Our audit of internal control over financial reporting of Teledyne Technologies Incorporated also did not include an evaluation of the internal control over financial reporting of these newly acquired entities.
In our opinion, Teledyne Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on the COSO (2013 framework) criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Teledyne Technologies Incorporated as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014, of Teledyne Technologies Incorporated and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated as of December 28, 2014 and December 29, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 28, 2014, and December 29, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Teledyne Technologies Incorporated’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Los Angeles, California
February 26, 2015

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2014	2013	2012
Net Sales	$2,394.0	$2,338.6	$2,127.3
Costs and expenses
Cost of sales	1,487.1	1,500.0	1,379.1
Selling, general and administrative expenses	612.4	598.3	505.1
Total costs and expenses	2,099.5	2,098.3	1,884.2
Operating income	294.5	240.3	243.1
Interest and debt expense, net	(19.0)	(20.4)	(17.8)
Other income, net	6.6	4.1	2.9
Income from continuing operations before income taxes	282.1	224.0	228.2
Provision for income taxes	66.5	39.5	65.4
Net income from continuing operations including noncontrolling interest	215.6	184.5	162.8
Discontinued operations, net of income taxes	—	—	2.3
Net income	215.6	184.5	165.1
Noncontrolling interest	2.1	0.5	(1.0)
Net income attributable to Teledyne	$217.7	$185.0	$164.1

Net income from continuing operations including noncontrolling interest	$215.6	$184.5	$162.8
Noncontrolling interest	2.1	0.5	(1.0)
Net income from continuing operations	217.7	185.0	161.8
Discontinued operations, net of income taxes	—	—	2.3
Net income attributable to Teledyne	$217.7	$185.0	$164.1

Basic earnings per common share:
Continuing operations	$5.87	$4.96	$4.41
Discontinued operations	—	—	0.06
Basic earnings per common share	$5.87	$4.96	$4.47
Weighted average common shares outstanding	37.1	37.3	36.7

Diluted earnings per common share:
Continuing operations	$5.75	$4.87	$4.33
Discontinued operations	—	—	0.06
Diluted earnings per common share	$5.75	$4.87	$4.39
Weighted average diluted common shares outstanding	37.9	38.0	37.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2014	2013	2012
Net income	$215.6	$184.5	$165.1
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustment	(58.2)	(15.2)	14.3
Hedge activity	(2.0)	(1.4)	2.8
Pension and postretirement benefit adjustments	(97.5)	124.5	(49.4)
Other comprehensive income (loss), net of tax (a)	(157.7)	107.9	(32.3)
Comprehensive income	57.9	292.4	132.8

Noncontrolling interest loss (income)	2.1	0.5	(1.0)
Comprehensive income attributable to Teledyne, net of tax	$60.0	$292.9	$131.8
(a) Net of income tax expense of $22.6 million in 2014 and $81.1 million for 2013 and income tax benefit of $30.2 million for 2012.

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2014	2013
Assets
Current Assets
Cash and cash equivalents	$141.4	$66.0
Accounts receivable, net	400.7	378.0
Inventories, net	311.8	294.3
Prepaid expenses and other current assets	87.8	60.8
Total current assets	941.7	799.1
Property, plant and equipment, net	336.5	357.7
Goodwill, net	1,150.6	1,037.8
Acquired intangibles, net	277.6	270.9
Prepaid pension assets	86.3	222.0
Other assets, net	69.5	63.6
Total Assets	$2,862.2	$2,751.1
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$162.5	$147.5
Accrued liabilities	290.3	267.1
Current portion of long-term debt and capital leases	86.2	3.5
Total current liabilities	539.0	418.1
Long-term debt and capital leases	618.9	549.0
Other long-term liabilities	235.8	265.3
Total Liabilities	1,393.7	1,232.4
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares: 37,697,865 at December 28, 2014, and 37,571,182 at December 29, 2013; Outstanding shares: 36,655,584 at December 28, 2014, and 37,571,182 at December 29, 2013	0.4	0.4
Additional paid-in capital	326.5	328.8
Retained earnings	1,525.7	1,308.0
Treasury stock	(102.1)	—
Accumulated other comprehensive loss	(323.2)	(165.5)
Total Teledyne Stockholders’ Equity	1,427.3	1,471.7
Noncontrolling interest	41.2	47.0
Total Stockholders’ Equity	1,468.5	1,518.7
Total Liabilities and Stockholders’ Equity	$2,862.2	$2,751.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Teledyne Technologies Incorporated Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, January 1, 2012	$0.4	$291.7	$(30.6)	$958.9	$(241.1)	$979.3	$4.8	$984.1
Net income	—	—	—	164.1	—	164.1	1.0	165.1
Other comprehensive loss, net of tax					(32.3)	(32.3)	—	(32.3)
Treasury stock issuance	—	(14.0)	30.6	—	—	16.6	—	16.6
Noncontrolling interest	—	—	—	—	—	—	49.8	49.8
Stock option compensation expense	—	8.0	—	—	—	8.0	—	8.0
Exercise of stock options and other, net	—	12.1	—	—	—	12.1	—	12.1
Balance, December 30, 2012	0.4	297.8	—	1,123.0	(273.4)	1,147.8	55.6	1,203.4
Net income (loss)	—	—	—	185.0	—	185.0	(0.5)	184.5
Other comprehensive income, net of tax	—	—	—	—	107.9	107.9	—	107.9
Purchase of noncontrolling interest	—	—	—	—	—	—	(4.6)	(4.6)
Foreign currency translation adjustment - noncontrolling interest	—	—	—	—	—	—	(3.5)	(3.5)
Stock option compensation expense	—	10.7	—	—	—	10.7	—	10.7
Exercise of stock options and other, net	—	20.3	—	—	—	20.3	—	20.3
Balance, December 29, 2013	0.4	328.8	—	1,308.0	(165.5)	1,471.7	47.0	1,518.7
Net income (loss)				217.7		217.7	(2.1)	215.6
Other comprehensive loss, net of tax					(157.7)	(157.7)		(157.7)
Foreign currency translation adjustment - noncontrolling interest							(3.7)	(3.7)
Treasury stock issuance		(20.0)	(102.1)			(122.1)		(122.1)
Stock option compensation expense		14.0				14.0		14.0
Exercise of stock options and other, net		3.7				3.7		3.7
Balance, December 28, 2014	$0.4	$326.5	$(102.1)	$1,525.7	$(323.2)	$1,427.3	$41.2	$1,468.5
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2014	2013	2012
Operating Activities
Net income	$215.6	$184.5	$165.1
Discontinued operations	—	—	(2.3)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94.3	91.1	78.3
Deferred income taxes	(57.0)	17.4	(17.9)
Stock option expense	14.0	10.7	8.0
Noncontrolling interest	(2.1)	(0.5)	1.0
Excess tax benefits from stock options exercised	(6.2)	(5.4)	(8.4)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(18.9)	(7.1)	(28.5)
Inventories	(5.7)	0.6	(6.8)
Prepaid expenses and other assets	(2.8)	1.3	0.1
Accounts payable	13.4	(11.8)	22.3
Accrued liabilities	8.6	5.1	(22.1)
Income taxes payable, net	(7.5)	2.2	47.3
Long-term assets	(1.5)	(9.7)	(4.7)
Other long-term liabilities	4.4	3.3	14.0
Accrued pension obligation	44.4	(75.8)	(58.6)
Accrued postretirement benefits	1.2	(2.4)	(0.4)
Other operating, net	(6.3)	(0.2)	2.8
Net cash provided by operating activities	287.9	203.3	189.2
Investing Activities
Purchases of property, plant and equipment	(43.5)	(72.6)	(65.3)
Purchase of businesses and other investments	(195.8)	(128.2)	(389.2)
Proceeds from the sale of businesses and disposal of fixed assets	0.6	5.8	1.1
Net cash used in investing activities	(238.7)	(195.0)	(453.4)
Financing Activities
Proceeds from issuance of senior notes	125.0	—	—
Net proceeds (payments) - long-term debt	29.5	(5.0)	229.2
Purchase of treasury stock	(146.6)	—	—
Proceeds from stock options exercised	18.3	12.1	19.9
Excess tax benefits from stock options exercised	6.2	5.4	8.4
Issuance of cash flow hedges	(2.0)	—	—
Other financing, net	—	(1.4)	2.8
Net cash provided by financing activities	30.4	11.1	260.3
Effect of exchange rate changes on cash and cash equivalents	(4.2)	0.8	0.3
Increase (decrease) in cash and cash equivalents	75.4	20.2	(3.6)
Cash and cash equivalents—beginning of period	66.0	45.8	49.4
Cash and cash equivalents—end of period	$141.4	$66.0	$45.8
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2014

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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2014 was a 52-week fiscal year and ended on December 28, 2014. Fiscal year 2013 was a 52-week fiscal year and ended on December 29, 2013. Fiscal year 2012 was a 52-week fiscal year and ended on December 30, 2012. References to the years 2014, 2013 and 2012 are intended to refer to the respective fiscal year unless otherwise noted.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, asset valuations, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended December 28, 2014, and December 29, 2013:

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balances as of December 30, 2012	$(17.2)	$(1.9)	$(254.3)	$(273.4)

Other comprehensive loss before reclassifications	(15.2)	(2.7)	—	(17.9)
Amounts reclassified from AOCI	—	1.3	124.5	125.8
Net other comprehensive loss	(15.2)	(1.4)	124.5	107.9
Balance as of December 29, 2013	(32.4)	(3.3)	(129.8)	(165.5)

Other comprehensive loss before reclassifications	(58.2)	(4.7)	—	(62.9)
Amounts reclassified from AOCI	—	2.7	(97.5)	(94.8)
Net other comprehensive loss	(58.2)	(2.0)	(97.5)	(157.7)
Balance as of December 28, 2014	$(90.6)	$(5.3)	$(227.3)	$(323.2)

The reclassification out of AOCI for the year ended December 28, 2014, and December 29, 2013, are as follows:

	December 28, 2014	December 29, 2013
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Loss on cash hedges:
Loss recognized in income on derivatives	$3.6	$1.7	Other expense
Income tax impact	(0.9)	(0.4)	Income tax benefit
Total	$2.7	$1.3

Amortization of defined benefit pension and postretirement plan items:
Amortization prior service cost	$(4.6)	$(5.1)	See Note 12
Amortization of net actuarial loss	24.6	40.4	See Note 12
Pension adjustments	(173.7)	170.3	See Note 12
Total before tax	(153.7)	205.6
Tax effect	56.2	(81.1)
Net of tax	$(97.5)	$124.5

Revenue Recognition
Revenue is recognized when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.
We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of our contracts or arrangements entered into with our customers. The majority of our revenue is recognized on certain product sales upon shipment to the customer, at fixed or determinable prices and with a reasonable assurance of collection, passage of title to the customer and fulfillment of all significant obligations. Revenue is recognized net of estimated sales returns and other allowances. The remaining revenue is generally associated with long-term contracts to design, develop and manufacture highly engineered products used in commercial or defense applications. Such contracts are generally accounted for using contract accounting, percentage-of-completion (“POC”) method.
The Company’s standard terms of sale are FOB shipping point. For a small percentage of sales where title and risk of loss passes at destination point, and assuming all other criteria for revenue recognition are met, the Company recognizes revenue after delivery to the customer. If any significant obligation to the customer with respect to a sales transaction remains following shipment, revenue recognition is deferred until such obligations have been fulfilled. In general, our revenue arrangements do not involve acceptance provisions based on customer specified acceptance criteria. In those circumstances when customer specified acceptance criteria exist, and if we cannot demonstrate that the product meets those specifications prior to the shipment, then revenue is deferred until customer acceptance is obtained. The Company does not offer substantial sales incentives and credits to customers.
We have a few contracts that require the Company to warehouse certain goods, for which revenue is recognized when all risks of loss is borne by the customer and all other criteria for revenue recognition are met.
We also have a small number of multiple elements arrangements (i.e., free product, training, installation, additional parts, etc.). If contract accounting does not apply, we allocate the contract price among the deliverables based on vendor-specific objective evidence of fair value to each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we use our best estimate of selling price for purposes of allocating the total arrangement consideration among the elements. Also, extended or non-customary warranties do not represent a significant portion of our revenue; however when our revenue arrangements include an extended or non-customary warranty provision the revenue is deferred and recognized ratably over the extended warranty period.
Contracts that require substantial performance over a long time period (generally one or more years), revenues are recorded under the POC method. We record net revenue and an estimated profit as work on our contracts progresses. The POC method for these contracts is dependent on the nature of the contract or products provided. Depending on the contract, we may measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance contract milestones which could be time, event or expense driven. For example, for cost-reimbursable contracts we use the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue and an estimated profit as allowable costs are incurred based on the proportion that the incurred costs bear to total estimated costs. Another example, for contracts that require us to provide a substantial number of similar items, we record revenue and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. Occasionally, it is appropriate to combine individual customer orders and treat them as one arrangement when the underlying agreement was reached with the customer for a single large project.
The percentage of Company revenue recognized using the POC method was 28.7% in 2014, 32.1% in 2013 and 36.7% in 2012.
Accounting for contracts using the POC method requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Contract revenue may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentives fees), un-priced change orders, claims and requests for equitable adjustment. The POC method requires management’s judgment to make reasonably dependable cost estimates generally over a long time period. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly.
The net effect of the favorable and unfavorable changes in estimates were expense of $3.0 million in 2014, $1.8 million in 2013 and $1.2 million in 2012. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2014, 2013 and 2012 were $22.9 million, $21.4 million and $18.0 million of favorable operating income and $25.9 million, $23.2 million and $19.2 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2014, 2013 or 2012 was material to the consolidated statements of income for such annual periods.
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

Changes in the Company’s product warranty reserve are as follows (in millions):

	2014	2013	2012
Balance at beginning of year	$17.3	$17.8	$13.3
Accruals for product warranties charged to expense	6.6	4.4	9.6
Cost of product warranty claims	(5.9)	(5.2)	(6.9)
Acquisitions	0.5	0.3	1.8
Balance at end of period	$18.5	$17.3	$17.8

Research and Development
Selling, general and administrative expenses include company-funded research and development and bid and proposal costs which are expensed as incurred and were $166.9 million in 2014, $167.0 million in 2013 and $131.6 million in 2012. Costs related to customer-funded research and development contracts were $261.9 million in 2014, $221.2 million in 2013 and $232.6 million in 2012 and are charged to cost of sales as the related sales are recorded. A portion of the costs incurred for company-funded research and development is recoverable through overhead cost allocations on government contracts.

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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	2014	2013	2012
Net income from continuing operations including noncontrolling interest	$215.6	$184.5	$162.8
Noncontrolling interest	2.1	0.5	(1.0)
Discontinued operations, net of income taxes	—	—	2.3
Net income attributable to Teledyne	$217.7	$185.0	$164.1
Basic earnings per common share:
Weighted average common shares outstanding	37.1	37.3	36.7
Basic earnings per common share
Continuing operations	$5.87	$4.96	$4.41
Discontinued operations	—	—	0.06
Basic earnings per common share	$5.87	$4.96	$4.47
Diluted earnings per share:
Weighted average common shares outstanding	37.1	37.3	36.7
Effect of diluted securities	0.8	0.7	0.7
Weighted average diluted common shares outstanding	37.9	38.0	37.4
Diluted earnings per common share
Continuing operations	$5.75	$4.87	$4.33
Discontinued operations	—	—	0.06
Diluted earnings per common share	$5.75	$4.87	$4.39
For 2014 no stock options were excluded in the computation of diluted earnings per share In 2013 and 2012, 9,000 and 513,340 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods.
For 2014, 2013 and 2012, stock options to purchase 2.9 million, 2.7 million and 2.0 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.
 In addition, no contingent shares of the Company’s common stock under the restricted stock or performance share compensation plans were excluded from fully diluted shares outstanding for 2014, 2013 or 2012.
Accounts Receivable
Receivables are presented net of a reserve for doubtful accounts of $7.8 million at December 28, 2014, and $5.2 million at December 29, 2013. Expense recorded for the reserve for doubtful accounts was $3.6 million, $0.9 million and $0.7 million for 2014, 2013 and 2012, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Cash and Cash Equivalents
Cash and cash equivalents totaled $141.4 million at December 28, 2014, of which $118.7 million was held by foreign subsidiaries of Teledyne. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at December 28, 2014, and $0.3 million in cash equivalents at December 29, 2013.

Inventories
Inventories are stated at the lower of cost or market, less progress payments. The majority of inventory values are principally valued on an average cost, or first-in, first-out method, while the remainder are stated at cost based on the last-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Additionally, certain inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.  Judgment is required when establishing reserves to reduce the carrying amount of inventory to market or net realizable value.  Inventory reserves are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $62.3 million in 2014, $59.6 million in 2013 and $48.9 million in 2012.
Goodwill and Other Intangible Assets
Goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. Based on the quarterly impairment test completed in 2014, the Company recorded a $0.7 million asset impairment related to acquired intangible assets. Based on the annual impairment test completed in the fourth quarter of 2013, the Company recorded a $1.2 million asset impairment related to acquired intangible assets. No impairment of goodwill was indicated in 2014 or 2013, based on the annual impairment test completed in the fourth quarter of each year.
.
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
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for contracts that will mature in the next 12 months total $2.9 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 28, 2014, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $76.3 million and these contracts had a negative fair value of $3.9 million. These foreign currency forward contracts have maturities ranging from March 2015 to June 2016.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 28, 2014, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollar	C$	44.2	U.S. Dollars	US$	39.5
Euros		€1.0	Canadian Dollar	C$	1.4
Euros		€11.0	U.S. Dollars	US$	14.0
Great Britain Pounds		£1.0	Australian Dollars	A$	1.8
Great Britain Pounds		£20.9	U.S. Dollars	US$	34.0
U.S. Dollars	US$	16.3	Euros		€13.0
U.S. Dollars	US$	12.0	Great Britain Pounds		£7.7
U.S. Dollars	US$	2.7	Japanese Yen		¥305.0
Singapore Dollar	S$	1.0	U.S. Dollar	US$	0.8
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

The effect of derivative instruments designated as cash flow hedges for 2014 and 2013 was as follows (in millions):

	2014	2013
Net loss recognized in AOCI (a)	$(6.4)	$(3.7)
Net loss reclassified from AOCI into cost of sales (a)	$(3.6)	$(1.8)
Net foreign exchange gain recognized in other income and expense (b)	$0.6	$0.5
(a)Effective portion
(b)Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2014 and 2013 was a loss of $3.8 million and $1.1 million, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	December 28, 2014	December 29, 2013
Derivatives designated as hedging instruments:
Cash flow forward contracts	Accrued liabilities	$(3.9)	$(1.2)
Total derivatives designated as hedging instruments		(3.9)	(1.2)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.3	0.2
Non-designated forward contracts	Accrued liabilities	(4.8)	(0.9)
Total derivatives not designated as hedging instruments		(4.5)	(0.7)
Total asset/(liability) derivatives		$(8.4)	$(1.9)
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $75.0 million for 2014. Tax refunds received in 2014 totaled $2.3 million. Cash payments for federal, foreign and state income taxes were $32.8 million for 2013. Tax refunds received in 2013 totaled $3.3 million. Cash payments for federal, foreign and state income taxes were $15.0 million for 2012. Tax refunds received in 2012 totaled $1.9 million. Cash payments for interest and credit facility fees totaled $17.6 million, $19.7 million and $16.2 million for 2014, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements
Effective December 30, 2013, the first day of our 2014 fiscal year, the Company adopted accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward (“NOL”), a similar tax loss or a tax credit carryforward exists. Under the guidance, an entity will be required to present an unrecognized tax benefit as a reduction of a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. The Company’s adoption of the guidance did not have a material impact on its consolidated financial statements.
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
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $195.8 million, $128.2 million and $389.2 million on acquisitions and other investments in 2014, 2013 and 2012, respectively.
On November 18, 2014, Teledyne acquired all of the outstanding common shares of Bolt Technology Corporation (“Bolt”) for $22.00 per share payable in cash. The aggregate value for the transaction was $171.0 million, excluding transaction costs and taking into account Bolt’s stock options, other liabilities and net cash on hand. Bolt is a developer and manufacturer of marine seismic data acquisition equipment used for offshore oil and natural gas exploration. Bolt is also a developer and manufacturer of remotely operated robotic vehicles systems used for a variety of underwater tasks. Bolt had sales of $67.5 million for its fiscal year ended June 30, 2014.
On October 22, 2014, a subsidiary of Teledyne acquired the assets of The Oceanscience Group Ltd. (“Oceanscience”) for $14.7 million, net of cash acquired. Oceanscience designs and manufactures marine sensor platforms and unmanned surface vehicles. Oceanscience had sales of $6.8 million for its fiscal year ended December 31, 2013.
On August 18, 2014, a subsidiary of Teledyne acquired assets of Atlas Hydrographic GmbH (“Atlas”) for $5.2 million. On March 31, 2014, a subsidiary of Teledyne acquired Photon Machines, Inc. (“Photon”) for an initial payment of $3.3 million. Teledyne expects to pay an additional $0.7 million in equal installments over the next three years. On July 1, 2014, Teledyne entered into a strategic partnership with Ocean Aero, Inc. (“Ocean Aero”). Based in San Diego, California, Ocean Aero is designing an unmanned surface vehicle that will also have the ability to descend subsea. Teledyne owns a 29.7% interest in Ocean Aero and it is accounted for as an equity investment.
All of the 2014 acquisitions are part of the instrumentation segment. On October 22, 2013, a subsidiary of Teledyne acquired C.D. Limited for $21.8 million in cash, net of cash acquired. C.D. Limited (“CDL”), headquartered in Aberdeen, Scotland, is a leading supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications. CDL had sales of £9.9 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment.
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
On August 3, 2012, Teledyne acquired LeCroy Corporation (“LeCroy”) for $301.3 million, net of cash acquired. LeCroy, headquartered in Chestnut Ridge, New York is a leading supplier of oscilloscopes, protocol analyzers and signal integrity test solutions. LeCroy had sales of $178.1 million for its fiscal year ended June 30, 2011, and is part of the Instrumentation segment.
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
On April 2, 2012, Teledyne acquired a majority interest in the parent company of Optech for $27.9 million, net of cash acquired. The purchase increased Teledyne’s ownership percentage to 51% from the original 19% interest purchased in the first quarter of 2011. With the April 2012 purchase, we now consolidate Optech’s financial results into Teledyne’s results with an appropriate adjustment for the minority ownership. At the time of the purchase, the value of Optech’s total equity was based on the same per share price as those shares purchased by Teledyne to obtain the majority interest in 2012 and the value of the non-controlling interest was 49% of Optech’s total equity and was equal to $49.8 million. The minority ownership of Optech was $47.3 million and $49.8 million at December 29, 2013, and December 30, 2012, respectively. Optech had sales of CAD $54.7 million for its fiscal year ended March 30, 2012, and is reported as part of the Digital Imaging segment.
The results of these acquisitions have been included in Teledyne’s results since the dates of their respective acquisition.
On February 2, 2015, a subsidiary of Teledyne acquired Bowtech Products Limited for $18.4 million in cash. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems.
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
Teledyne’s goodwill was $1,150.6 million at December 28, 2014, and $1,037.8 million at December 29, 2013. The increase in the balance of goodwill in 2014 resulted from current year acquisitions, partially offset by the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $277.6 million at December 28, 2014, and $270.9 million at December 29, 2013. The increase in the balance of acquired intangible assets in 2014 resulted from current year acquisitions, partially offset by amortization and the impact of exchange rate changes. The Company’s cost to acquire Bolt, Oceanscience, Atlas and Photon has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company has completed the process of specifically identifying the amounts assigned to assets and liabilities and acquired intangible assets and the related impact on goodwill for the 2014 acquisitions, except for the Bolt and Atlas acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the Bolt and Atlas acquisitions. The Company made preliminary estimates as of December 28, 2014, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
The following tables show the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in 2014 and 2013 (in millions):

	2014
Name	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
Photon	March 30, 2014	$2.9	$1.4	$1.5
Atlas	August 17, 2014	5.2	3.6	0.8
Bolt	November 18, 2014	171.0	128.8	41.5
Oceanscience	October 22, 2014	14.7	9.0	4.4
Other investments		2.0	—	—
		$195.8	$142.8	$48.2

	2013
Name	Acquisition Date	Purchase Price	Goodwill Acquired	Acquired Intangible Assets
RESON	March 1, 2013	$69.7	$35.1	$25.5
Axiom	May 8, 2013	4.0	3.4	0.3
CETAC	August 30, 2013	26.4	11.1	6.7
CDL	October 22, 2013	21.8	11.9	7.8
Purchase of remaining interest of Nova Sensors	July 8, 2013	4.9	—	—
Other investments		1.4	1.0	0.3
		$128.2	$62.5	$40.6
The following is a summary at the acquisition date of the estimated fair values allocated to the assets acquired and liabilities assumed for the acquisitions made in 2014 and 2013 (in millions):

	2014	2013
Current assets, excluding cash acquired	$34.0	$40.1
Property, plant and equipment	8.7	8.3
Goodwill	142.8	62.5
Other acquired intangible assets	48.2	40.6
Other long-term assets	5.3	—
Total assets acquired	239.0	151.5
Current liabilities	(26.0)	(21.4)
Long-term liabilities	(17.2)	(6.8)
Total liabilities assumed	(43.2)	(28.2)
Noncontrolling interests (a)	—	4.9
Purchase price, net of cash acquired	$195.8	$128.2
(a) relates to the purchase of the remaining interest in Nova Sensors.
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2014 and 2013 (dollars in millions):

	2014		2013
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years	Intangible Assets	Weighted average useful life in years
Proprietary technology	$18.4	11.0	$17.5	10.0
Customer list/relationships	21.4	11.3	11.1	9.7
Backlog	0.8	0.3	0.7	0.6
Total intangibles subject to amortization	40.6	11.0	29.3	9.6

Intangibles not subject to amortization:
Trademarks	7.6	n/a	11.3	n/a
Total intangibles not subject to amortization	7.6	n/a	11.3	n/a
Total acquired intangible assets	$48.2	n/a	$40.6	n/a

Goodwill	$142.8	n/a	$62.5	n/a
Except for the CETAC, Atlas and Oceanscience acquisitions, goodwill resulting from the acquisitions made in fiscal 2014 and 2013 will not be deductible for tax purposes.

The following table summarizes the changes in the carrying value of goodwill (in millions):

	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 30, 2012	$493.8	$327.1	$145.2	$24.1	$990.2
Current year acquisitions	58.1	4.4	—	—	62.5
Foreign currency changes and other	(2.4)	(13.0)	0.4	0.1	(14.9)
Balance at December 29, 2013	549.5	318.5	145.6	24.2	1,037.8
Current year acquisitions	142.8	—	—	—	142.8
Foreign currency changes and other	(12.2)	(16.3)	(1.1)	(0.4)	(30.0)
Balance at December 28, 2014	$680.1	$302.2	$144.5	$23.8	$1,150.6

 The following table summarizes the carrying value of other acquired intangible assets (in millions):

	2014			2013
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other acquired intangible assets:
Proprietary technology	$202.8	$99.7	$103.1	$191.3	$82.5	$108.8
Customer list/relationships	117.6	51.0	66.6	100.5	42.7	57.8
Patents	0.7	0.6	0.1	0.7	0.6	0.1
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	3.4	1.9	1.5	3.3	1.7	1.6
Backlog	13.2	12.7	0.5	12.9	12.8	0.1
Other acquired intangible assets subject to amortization	338.6	166.8	171.8	309.6	141.2	168.4
Other acquired intangible assets not subject to amortization
Trademarks	105.8	—	105.8	102.5	—	102.5
Total other acquired intangible assets:	$444.4	$166.8	$277.6	$412.1	$141.2	$270.9
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
The Company recorded $32.0 million, $31.5 million and $29.4 million in amortization expense in 2014, 2013 and 2012, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2015 - $30.9; 2016 - $27.7; 2017 - $26.1; 2018 - $23.1; 2019 - $15.2.
The estimated remaining useful lives by asset category as of December 28, 2014, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	5.2
Customer list/relationships	6.0
Patents	6.1
Backlog	0.3
Trademarks	6.8
Total intangibles subject to amortization	5.5

Note 4. Financial Instruments
The Company had no cash equivalents at December 28, 2014, and had $0.3 million of cash equivalents at December 29, 2013, which were primarily investments in money market funds. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of December 28, 2014 and December 29, 2013, are disclosed in Note 2, “Hedging Activities/Derivative Instruments,” of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 10, “Long-Term Debt,” of the Notes to the Consolidated Financial Statements is approximately $250.0 million based upon Level 2 inputs at December 28, 2014, and December 29, 2013. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 10, at December 28, 2014 and December 29, 2013, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable
Accounts receivable are summarized as follows (in millions):

	Balance at year-end
	2014	2013
Commercial and other receivables	$357.5	$329.7
U.S. Government and prime contractors contract receivables:
Billed receivables	17.3	25.7
Unbilled receivables	33.7	27.8
	408.5	383.2
Reserve for doubtful accounts	(7.8)	(5.2)
Total accounts receivable, net	$400.7	$378.0
The billed contract receivables from the U.S. Government and prime contractors contain $12.6 million and $18.6 million at December 28, 2014, and December 29, 2013, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $29.4 million and $23.2 million at December 28, 2014, and December 29, 2013, respectively, due to long-term contracts.
Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6. Inventories
Inventories consist of the following (in millions):

	Balance at year-end
	2014	2013
Raw materials and supplies	$143.1	$130.7
Work in process	153.5	151.5
Finished goods	43.3	41.4
	339.9	323.6
Progress payments	(11.6)	(12.7)
LIFO reserve	(16.5)	(16.6)
Total inventories, net	$311.8	$294.3
Inventories at cost determined on the LIFO method were $98.1 million at December 28, 2014, and $83.4 million at December 29, 2013. The remainder of the inventories using average cost or the FIFO methods, were $241.8 million at December 28, 2014, and $240.2 million at December 29, 2013. Certain inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.
The Company recorded less than $0.1 million in LIFO income in 2014. The Company recorded $0.7 million in LIFO income in 2013 and LIFO expense of $0.1 million in 2012.

Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $55.3 million and $44.8 million at December 28, 2014, and December 29, 2013, respectively. Judgment is required when establishing reserves to reduce the carrying amount of inventory to market or net realizable value.  Inventory reserves are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Inventories, before progress payments, related to long-term contracts were $40.3 million and $40.7 million at December 28, 2014, and December 29, 2013, respectively. Progress payments related to long-term contracts were $1.5 million and $0.1 million at December 28, 2014, and December 29, 2013, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7. Supplemental Balance Sheet Information
Property, plant and equipment were as follows (in millions):

	Balance at year-end
	2014	2013
Land	$33.7	$34.0
Buildings	175.3	171.0
Equipment and software	545.0	519.7
	754.0	724.7
Accumulated depreciation and amortization	(417.5)	(367.0)
Total property, plant and equipment, net	$336.5	$357.7

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	December 28, 2014	December 29, 2013
Deferred tax assets	Prepaid expenses and other current assets	$42.8	$31.9
Income tax receivable	Prepaid expenses and other current assets	$13.6	$—
Deferred compensation assets	Other assets	$49.6	$44.7
Salaries and wages	Accrued liabilities	$108.7	$103.2
Customer deposits and credits	Accrued liabilities	$47.9	$55.6
Product warranty reserves	Accrued liabilities	$14.9	$14.1
Accrued pension obligation	Other long-term liabilities	$14.2	$8.5
Accrued postretirement benefits	Other long-term liabilities	$11.6	$10.3
Deferred tax liabilities	Other long-term liabilities	$77.3	$112.3
Deferred compensation liabilities	Other long-term liabilities	$45.8	$43.1
Note 8. Stockholders’ Equity
The following is an analysis of Teledyne’s common stock and treasury stock share activity:

	Stock	Treasury Stock
Balance, January 1, 2012	37,027,015	577,923
Issued	135,682	(577,923)
Balance, December 30, 2012	37,162,697	—
Issued	408,485	—
Balance, December 29, 2013	37,571,182	—
Acquired	—	1,396,290
Issued	126,683	(354,009)
Balance, December 28, 2014	37,697,865	1,042,281
Shares issued in all three fiscal years include stock options exercised as well as shares issued under certain compensation plans.

Treasury Stock
In October 2011, our Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. In 2011, Teledyne repurchased 658,562 shares of Teledyne common stock for $34.9 million under the program.  No repurchases were made in 2013 or 2012.
In September 2014, the Company entered into a $101.6 million accelerated share repurchase agreement (“ASR”) with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share.  Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, which used $91.4 million of the $101.6 million advanced, representing 90% of the estimated shares to be repurchased under the ASR agreement.  The up-front payment was accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payment was made. The total number of shares of common stock that the Company will repurchase under the ASR will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty.  Final settlement of the ASR agreement is expected to occur in June 2015, although the settlement may be accelerated at the ASR Counterparty’s option.  The Company has treated the ASR as a treasury share repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The ASR meets all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
In 2014, the Company spent $146.6 million, which includes $101.6 million advanced under the accelerated share repurchase agreement, to repurchase a total of 1,396,290 shares of its common stock at an average price $97.70 per share common stock.  Teledyne issues shares for share-based compensation plans from treasury stock. Teledyne has 1,042,281 shares of treasury stock at December 28, 2014. At December 28, 2014, 342,148 shares remain available for repurchase under the 2011 repurchase program.
On January 27, 2015, Teledyne’s Board of Directors approved an additional stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock, noting that 342,148 shares remain available for repurchase under the 2011 repurchase program. On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company's common stock under at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425.000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement.  The ASR was funded by cash on hand and floating rate borrowings of $120.0 million under the$750 million credit facility. The 2011 and 2015 repurchase programs are expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the company’s credit facility.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2014, 2013 or 2012.
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
The valuation methodologies and assumptions in estimating the fair value of stock options granted in 2014 were similar to those used in estimating the fair value of stock options granted in 2013 and 2012. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $14.0 million, $10.7 million, and $8.0 million for stock option expense, for 2014, 2013 and 2012, respectively. The Company issues shares of common stock upon the exercise of stock options.
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
The following assumptions were used in the valuation of stock options granted in 2014, 2013 and 2012:

For the year	2014	2013	2012
Expected dividend yield	—	—	—
Expected volatility	30.7%	31.9%	34.1%
Risk-free interest rate	1.7%	0.9%	1.1%
Expected life in years	7.4	7.3	6.7
Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2014, 2013 and 2012 was $36.19, $27.17 and $23.90, respectively.
Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,419,372	$53.77	2,203,005	$45.90	2,322,845	$38.19
Granted	567,008	$94.22	573,724	$75.17	500,006	$64.73
Exercised	(406,167)	$44.01	(313,265)	$37.10	(542,205)	$29.92
Canceled or expired	(80,505)	$74.72	(44,092)	$57.68	(77,641)	$48.19
Ending balance	2,499,708	$63.85	2,419,372	$53.77	2,203,005	$45.90
Options exercisable at end of period	1,477,205	$49.81	1,414,002	$43.40	1,323,965	$39.07
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 28, 2014, under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$20.01-$30.00	17,975	$26.99	0.2	17,975	$26.99
$30.01-$40.00	360,873	$36.88	1.8	360,873	$36.88
$40.01-$50.00	503,405	$44.65	5.7	503,405	$44.65
$50.01-$60.00	205,829	$50.82	3.3	205,829	$50.82
$60.01-$70.00	359,980	$64.73	7.4	230,031	$64.74
$70.01-$80.00	500,588	$75.17	8.4	159,092	$75.17
$90.00-$95.74	551,058	$94.27	9.4	—	$—
	2,499,708	$63.85	6.5	1,477,205	$49.81

Non-Employee Director Stock Compensation Plan
Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors receive annual stock options and until January 1, 2015 received stock or stock options in lieu of their respective retainer and meeting fees. The stock options become exercisable one year after issuance and have a maximum 10 years life.

Stock option transactions for Teledyne’s non-employee director stock option plans are summarized as follows:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	324,381	$45.06	308,908	$39.35	404,692	$32.85
Granted	45,010	$89.19	42,166	$71.22	43,548	$59.17
Exercised	(18,088)	$24.59	(26,363)	$20.86	(139,332)	$26.66
Canceled or expired	(134)	$61.80	(330)	$40.70	—	$—
Ending balance	351,169	$51.76	324,381	$45.06	308,908	$39.35
Options exercisable at end of period	310,159	$46.88	282,215	$41.07	265,360	$36.10
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 28, 2014, under the non-employee director stock option plan:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$17.99-$20.00	5,248	$19.46	5.5	5,248	$19.46
$20.01-$30.00	47,712	$26.71	2.7	47,712	$26.71
$30.01-$40.00	67,813	$34.47	3.5	67,813	$34.47
$40.01-$50.00	84,589	$46.08	5.0	84,589	$46.08
$50.01-$60.00	30,797	$53.65	3.8	30,797	$53.65
$60.01-$70.00	41,010	$64.23	7.7	34,000	$64.56
$70.01-$80.00	36,000	$75.13	8.3	36,000	$75.13
$80.01-$94.24	38,000	$94.08	9.3	4,000	$94.24
	351,169	$51.76	5.4	310,159	$46.88

The total pretax intrinsic value of options exercised during 2014 and 2013 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $23.2 million and $14.2 million, respectively. At December 28, 2014, the intrinsic value of stock options outstanding was $120.5 million and the intrinsic value of stock options exercisable was $98.9 million. During 2014 and 2013, the amount of cash received from the exercise of stock options was $18.3 million and $12.1 million, respectively.
At December 28, 2014, there was $23.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.
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
In January 2009, the performance cycle for the three-year period ending January 1, 2012, was set. Based on the performance over the three-year period, at January1, 2012, 109,557 shares were calculated to be issued in three equal installments during 2012, 2013 and 2014. The first installment in 2012 was paid entirely in cash based upon the then current market price of $55.58 per share multiplied by 36,531 shares that would have been issued. In 2013, the Company issued 23,519 shares for the second installment. For the third and final installment in 2014, the Company issued 19,742 shares. In February 2015, the performance cycle for the three-year period ending December 31, 2017, was set. Under the plan, and based on actual performance, the target number of shares that could be issued in three equal installments in 2017, 2018 and 2019, was 33,411.
The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $6.2 million, $3.2 million and $3.2 million in compensation expense related to the PSP program for fiscal years 2014, 2013 and 2012, respectively.
Restricted Stock Award Program
Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to a specified percentage of the participant’s annual base salary at the date of grant. The restricted stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. At December 28, 2014, total of 108,726 shares of restricted stock were issued and outstanding.

The following table summarizes Teledyne’s restricted stock activity:

	Shares	Weighted average fair value per share
Balance, January 1, 2012	117,432	$32.82
Granted	37,304	$51.38
Issued	(32,610)	$30.97
Forfeited/Canceled	(357)	$30.97
Balance, December 30, 2012	121,769	$39.01
Granted	48,325	$66.65
Issued	(39,867)	$29.62
Forfeited/Canceled	(944)	$29.62
Balance, December 29, 2013	129,283	$52.31
Granted	37,688	$88.05
Issued	(40,197)	$37.22
Forfeited/Canceled	(18,048)	$56.68
Balance, December 28, 2014	108,726	$69.55
The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $2.8 million, $2.1 million and $1.4 million in compensation expense related to the restricted stock award program for fiscal years 2014, 2013 and 2012, respectively. At December 28, 2014, there was $2.2 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.0 year.

Note 9. Related Party Transactions
Dr. von Schack is a director of The Bank of New York Mellon Corporation. Dr. Mehrabian was also a director of The Bank of New York Mellon Corporation until his retirement on April 12, 2011. From May 2010 to July 2014, Ms. Sherburne served as Senior Executive Vice President, General Counsel and Corporate Secretary of The Bank of New York Mellon Corporation. The Bank of New York Mellon Corporation is the successor to Mellon Financial Corporation following its merger with The Bank of New York in 2007. Mr. Cahouet had served as Chairman, President and Chief Executive Officer of Mellon Financial Corporation and Mellon Bank, N.A., having retired on December 31, 1998. Mr. Cahouet ceased being a director of Mellon Financial Corporation on April 18, 2000. We maintain various arms-length banking relationships with The Bank of New York Mellon Corporation. On March 1, 2013, we entered into a $750.0 million credit facility under which The Bank of New York Mellon Corporation is one of 13 lenders, having committed to lend up to $60.0 million. The Bank of New York Mellon Corporation also provides cash management services, serves as trustee for the Teledyne Technologies Incorporated Pension Plan and, through its subsidiaries and affiliates, provides asset management and transition management services for the Pension Plan. Notwithstanding these relationships, our Board of Directors has determined that Ms. Sherburne, Mr. Cahouet and Dr. von Schack are “independent,” within the meaning of the rules of the New York Stock Exchange, and are able to serve on the Audit Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Mr. Cahouet, on the Personnel and Compensation Committee and the Nominating and Governance Committee of Teledyne’s Board of Directors, in the case of Dr. von Schack and on the Personnel and Compensation Committee and the Audit Committee, in the case of Ms. Sherburne.

Note 10. Long-Term Debt
At December 28, 2014, Teledyne had $609.8 million in long-term debt outstanding. At December 29, 2013, Teledyne had $538.1 million in long-term debt outstanding.
December 2014, the Company issued $125.0 million of senior unsecured notes which consisted of $30.0 million of 2.61% senior unsecured notes due December 2019, and $95.0 million of 3.09% senior unsecured notes due December 2021. In March 2013, the Company amended its $550.0 million credit facility to increase the borrowing capacity to $750.0 million and extend the maturity date from February 2016 to March 2018. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. In November 2013, the Company amended its $200.0 million term loan agreement to extend the maturity date from October 2015 to March 2019. The other material terms of the term loan agreement, including covenants, remain unchanged. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.125% and 0.30% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at December 28, 2014, or December 29, 2013. The Company also has $10.4 million outstanding under capital leases, of which $1.3 million is current. At year-end 2014, Teledyne had $16.8 million in outstanding letters of credit.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $629.7 million at December 28, 2014. The available borrowing capacity does not reflect the payment on February 2, 2015, of $134.9 million in connection with an accelerated share repurchase agreement. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at December 28, 2014, the Company was in compliance with these covenants.
Total interest expense including credit facility fees and other bank charges was $19.0 million in 2014, $20.4 million in 2013 and $18.2 million in 2012.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at December 28, 2014, and December 29, 2013, approximated the carrying value. Long-term debt consisted of the following (in millions):

Balance at	December 28, 2014	December 29, 2013
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	—
5.30% Senior Notes due September 2020	75.0	75.0
3.09% Senior Notes due December 2021	95.0	—
Term Loans due through March 2019, weighted average rate of 1.28% at December 28, 2014, and 1.29% at December 29, 2013	200.0	200.0
Other debt at various rates due through 2031	14.7	16.0
$750.0 million revolving credit facility, weighted average rate of 1.24% at December 28, 2014, and 1.26% at December 29, 2013	105.0	74.2
Total debt	$694.7	$540.2
Less: current portion of long-term debt	(84.9)	(2.1)
Total long-term debt	$609.8	$538.1

No minimum principal payments on the $750.0 million revolving credit facility are required until March 2018. The Company will be required to make minimum principal payments on the $200.0 million term loans beginning in March 2015. Future minimum principal payments on long-term debt are as follows: 2015 - $84.9 million; - 2016 - $10.6 million; 2017 - $120.3 million; 2018 - $131.4 million; 2019 - $177.5 million; 2020 and beyond - $170.0 million. The Company has no sinking fund requirements.

Note 11. Income Taxes
Income from continuing operations before income taxes included income from domestic operations of $221.4 million for 2014, $176.7 million for 2013 and $195.1 million for 2012. Income before taxes included income from foreign operations of $60.7 million for 2014, $47.3 million for 2013 and $33.1 million for 2012.
Provision (benefit) for income taxes from continuing operations was as follows (in millions):

	2014	2013	2012
Current
Federal	$57.4	$21.6	$44.2
State	(1.1)	3.5	4.8
Foreign	9.3	0.2	7.4
Total current	65.6	25.3	56.4
Deferred
Federal	(0.2)	18.2	11.8
State	1.0	(2.3)	4.4
Foreign	0.1	(1.7)	(7.2)
Total deferred	0.9	14.2	9.0
Provision for income taxes	$66.5	$39.5	$65.4
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.5	1.9	3.2
Research and development tax credits	(3.3)	(4.5)	(2.4)
Investment tax credits	(1.9)	(2.4)	(3.4)
Qualified production activity deduction	(2.0)	(1.7)	(1.9)
Foreign rate differential	(3.7)	(3.4)	(2.6)
Net accruals (reversals) for unrecognized tax benefits	(1.4)	(5.4)	0.7
Other	(1.6)	(1.8)	0.1
Effective income tax rate	23.6%	17.7%	28.7%
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

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

	2014	2013
Deferred income tax assets:
Current:
Accrued liabilities	$20.3	$14.6
Inventory valuation	14.3	11.2
Accrued vacation	11.4	11.3
Deferred compensation and other benefits plans	0.9	1.0
Intangible amortization	0.6	0.7
Other	0.9	0.3
Valuation allowance	(2.9)	(5.8)
Long-term:
Postretirement benefits other than pensions	5.9	5.3
Accrued liabilities	12.5	13.0
Deferred compensation and other benefit plans	11.4	—
Tax credit and NOL carryforward amounts	53.5	64.5
Other	—	1.2
Valuation allowance	(20.3)	(20.2)
Total deferred income tax assets	108.5	97.1
Deferred income tax liabilities:
Current:
Other items	2.7	1.4
Long-term:
Property, plant and equipment differences	28.8	28.8
Deferred compensation and other benefit plans	—	48.2
Intangible amortization	111.5	98.8
Other	—	0.3
Total deferred income tax liabilities	143.0	177.5
Net deferred income tax liabilities	$(34.5)	$(80.4)
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets decreased by $2.8 million in 2014, primarily related to the utilization of foreign tax credit carryforwards.
At December 28, 2014, the Company had approximately $63.7 million of net operating loss carryforward from foreign entities primarily from the Company's Canadian and Danish entities, of which $59.4 million has no expiration date, and $4.3 million of Canadian federal net operating loss carryforward have expiration dates ranging from 2030 through 2034. The Company had capital loss carryfoward in the amount of $5.6 million which has no expiration date. Also the Company had aggregate Canadian federal and provincial investment tax credits of $29.8 million, which have expiration dates of 2027 to 2034. In addition, the Company had domestic federal and state net operating loss carryfoward of $4.6 million and $130.0 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries, and have expiration dates ranging from 2025 to 2033 and the state net operating loss carryforward amounts have expiration dates ranging from 2016 to 2034. Finally, the Company had federal research and development credit carryforward in the amount of $0.8 million which will expire between 2033 and 2034 and state tax credits of $7.8 million, of which $5.9 million have no expiration date and $1.9 million have expiration dates ranging from 2016 to 2027. The Company also had a foreign tax credit carryforward in the amount of $3.9 million with expiration dates ranging from 2015 to 2022.

The following presents a rollforward of our unrecognized tax benefits (in millions):

	2014	2013	2012
Beginning of year	$35.4	$42.6	$25.8
Increase in prior year tax positions (a)	4.3	3.5	18.1
Increase for tax positions taken during the current period	0.9	0.9	1.5
Reduction related to settlements with taxing authorities	(2.8)	(4.8)	—
Reduction related to lapse of the statute of limitations	(4.8)	(6.2)	(2.9)
Impact of exchange rate changes	(0.7)	(0.6)	0.1
End of year	$32.3	$35.4	$42.6
a) Includes the impact of acquisitions in all years.
We recognized tax benefits for interest and penalties related to unrecognized tax benefits of $0.2 million within the provision for income taxes in our statements of operations for 2014 compared with benefits of $2.2 million for 2013. Interest and penalties in the amount of $2.9 million and $3.4 million were recognized in the 2014 and 2013 statement of financial position, respectively. As of December 28, 2014, we estimated that $31.0 million of unrecognized tax benefits, if resolved in our favor, would positively impact the effective tax rate and, therefore, be recognized as additional tax benefits in our income statement. Of the $32.3 million of unrecognized tax benefits, $1.3 million would be offset by deferred tax assets.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2010, California income tax matters for all years through 2009 and Canadian income tax matters for all years through 2006. The Company does not believe that the resolution of any of the audits will have a material adverse effect on the Company’s results of operations. An appeal filed with a state tax authority for the 2011 tax year, if resolved favorably, could have up to a $1.0 million reduction in income tax expense. Substantially all other material state, local and foreign income tax matters have been concluded for years through 2009.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $8.7 million due to the expiration of statutes of limitation and settlements with tax authorities for various federal, state and Canadian tax issues in the next 12 months.
We consider the earnings of material non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash requirements. At December 28, 2014, the amount of undistributed foreign earnings was $170.4 million. We have not recorded a deferred tax liability of approximately $43.1 million related to the $170.4 million in undistributed foreign earnings. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside in the United States.

Note 12. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 18% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. In connection with recent acquisitions, the Company assumed responsibility for a several defined benefit pension plans based in the United Kingdom, Switzerland and the Netherlands with approximately 520 participants in total.
Teledyne’s domestic pension income was $1.7 million in 2014, compared with pension expense of $16.6 million in 2013 and $6.6 million in 2012. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $13.8 million, $14.5 million and $12.7 million was recoverable from certain government contracts, for 2014, 2013 and 2012, respectively. In 2014, Teledyne did not make any cash contributions to its domestic pension plan. In 2013, Teledyne made a voluntary pretax cash contribution to its domestic plan of $83.0 million, prior to any recovery from the U.S. Government. In 2015, we are not required, and are not planning, to make any cash contributions to the domestic qualified pension plan.
In 2014 and in 2012, the Company offered lump sum payments to certain plan participants whose employment with Teledyne had terminated and froze the non-qualified pension plan for top executives. In 2012, the Company amended the domestic pension plan to change the rate at which pension benefits accrue after February 29, 2012, and offered lump sum payments to certain participants in the plan whose employment with Teledyne had terminated. In 2014 and 2012, the Company made lump sum payments of approximately $32.4 million and $32.8 million, respectively, from the domestic plan assets to certain participants in the domestic plan as a result of these lump sum offers. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 28, 2014.

The impact of these new mortality assumptions has resulted in an increase to our pension obligation and an increase in future pension expense.
The Company’s contributions associated with 401(k) plans were $9.5 million, $9.1 million and $8.2 million, for 2014, 2013 and 2012, respectively.
The following tables set forth the components of net periodic pension benefit expense for the pension plans (in millions):

	Domestic			Foreign
	2014	2013	2012	2014	2013	2012
Service cost - benefits earned during the period	$11.7	$14.4	$12.7	$0.8	$0.9	$0.3
Interest cost on benefit obligation	40.3	36.3	39.6	2.2	1.9	1.7
Expected return on plan assets	(73.7)	(70.1)	(65.5)	(2.6)	(2.0)	(1.7)
Amortization of prior service cost	(4.6)	(4.6)	(4.6)	—	—	—
Amortization of actuarial loss	24.6	40.6	24.4	—	0.1	0.1
Net periodic benefit (income) expense	$(1.7)	$16.6	$6.6	$0.4	$0.9	$0.4
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
The following assumptions were used to measure the net benefit income/cost within each respective year:

Pension Plan	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plan - 2014	5.40%	2.75%	8.25%
Domestic plan - 2013	4.40%	2.75%	8.25%
Domestic plan - 2012	5.50%	2.75%	8.25%

Foreign plans 2014	2.10% - 4.30%	1.75% - 2.50%	3.00% - 6.40%
Foreign plans 2013	1.80% - 4.20%	1.75% - 2.50%	3.00% - 5.50%
Foreign plans 2012	2.00% - 4.70%	1.75%	3.00% - 5.70%
For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.25% in 2015. For its foreign based pension plans the Company is projecting a long-term rate of return on plan assets will range from 1.80% to 6.4% in 2015.
The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the pension plans (in millions):

	Domestic		Foreign
	2014	2013	2014	2013
Changes in benefit obligation:
Benefit obligation - beginning of year	$768.9	$846.9	$60.3	$50.6
Service cost - benefits earned during the year	11.7	14.4	0.8	0.9
Interest cost on projected benefit obligation	40.3	36.3	2.2	1.9
Actuarial (gain) loss	134.5	(78.4)	11.4	1.4
Benefits paid(a)	(78.6)	(50.3)	(2.4)	(2.8)
Plan amendments(b)	1.6	—	(0.1)	(0.1)
Other - including foreign currency	—	—	(11.1)	1.6
Business combinations	—	—	—	6.8
Benefit obligation - end of year	$878.4	$768.9	$61.1	$60.3

Accumulated benefit obligation - end of year	$875.5	$767.6	$59.2	$58.7

(a)	The 2014 amount includes $32.4 million of lump sum payments to certain participants.
(b)	Impact of a new executive agreement.

The key assumptions used to measure the benefit obligation at each respective year-end were:

	Domestic Plan			Foreign Plans
	2014	2013	2012	2014	2013	2012
Discount rate	4.50%	5.40%	4.40%	1.20% - 3.50%	2.10% - 4.30%	1.80% - 4.20%
Salary growth rate	2.75%	2.75%	4.14%	1.70% - 2.40%	1.75% - 2.50%	1.75% - 2.50%

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets for the pension plans (in millions):

	Domestic		Foreign
	2014	2013	2014	2013
Changes in plan assets:
Fair value of plan assets - beginning of year	$986.3	$793.3	$52.1	$42.3
Actual return on plan assets	47.5	158.3	4.7	5.2
Employer contribution - defined benefit plan	—	83.0	—	—
Employer contribution - other benefit plan	2.3	2.0	3.3	1.1
Foreign currency changes	—	—	(3.5)	0.4
Benefits paid	(78.6)	(50.3)	(2.4)	(2.8)
Other	—	—	(6.6)	1.1
Business combination	—	—	—	4.8
Fair value of net plan assets - end of year	$957.5	$986.3	$47.6	$52.1

The measurement date for the Company’s pension plans is December 31.
The following table sets forth the funded status of the pension plans and amounts recognized in the consolidated balance sheets at year end 2014 and 2013 (in millions):

	Domestic		Foreign
	2014	2013	2014	2013
Funded status	$79.1	$217.4	$(13.5)	$(8.2)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset/(accrued pension obligation) (long-term)	$86.1	$222.0	$(13.5)	$(8.2)
Accrued pension obligation (short-term)	(1.8)	(1.5)	—	—
Other liabilities	(5.2)	(3.1)	—	—
Net amount recognized	$79.1	$217.4	$(13.5)	$(8.2)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized prior service credit	$(27.0)	$(33.1)	$(0.1)	$(0.1)
Unrecognized net loss	379.6	243.5	12.9	3.7
Net amount recognized, before tax effect	$352.6	$210.4	$12.8	$3.6

 At year-end 2014 and 2013 the Company had a non-cash reduction to stockholders’ equity of $227.3 million and $129.8 million, respectively, related to its pension and postretirement plans. The non-cash reductions to stockholders’ equity did not affect net income and were recorded net of deferred taxes of $135.0 million in 2014 and $78.8 million in 2013.
At December 28, 2014, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2014 for the pension plans are: net loss $32.2 million and net prior service credit $4.2 million.

The following table presents the estimated future benefit payments for the pension plans (in millions):

	Domestic	Foreign
2015	$47.6	$2.5
2016	49.2	2.5
2017	50.6	2.5
2018	51.6	2.6
2019	52.7	2.4
2020-2024	278.6	13.7
Total	$530.3	$26.2
The following table sets forth the percentage of year-end market value by asset class for the pension plans:

	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2014	2013	2014	2013
Equity instruments	59%	61%	62%	61%
Fixed income instruments	30	29	11	10
Alternates and other	11	10	27	29
Total	100%	100%	100%	100%

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
The pension plan’s investments are stated at fair value. At year-end 2014, a total of $464.6 million in plan investments are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. A total of $536.7 million in plan investments are considered a level 2 fair value hierarchy and are valued based on observable market data. The pension plan has $3.8 million in investments that would be considered a level 3 fair value hierarchy.
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S and non-U.S. pension plans as of December 31, 2014, by asset category are as follows (in millions):

Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$—	$57.2	$—	$57.2
Equity securities:
U.S. equity	183.5	98.6	—	282.1
International equity	37.0	101.9	1.9	140.8
Alternatives	—	115.2	1.9	117.1
Mutual funds (b)	166.8	8.0	—	174.8
U.S. government securities	77.6	—	—	77.6
U.S. government futures	(0.3)	—	—	(0.3)
Corporate bonds	—	107.3	—	107.3
Senior secured loans	—	4.1	—	4.1
Mortgage-backed securities	—	15.6	—	15.6
High yield bonds	—	12.9	—	12.9
Insurance contracts related to foreign plans	—	15.9	—	15.9
Fair value of net plan assets at the end of the year	$464.6	$536.7	$3.8	$1,005.1
(a) Reflects cash and cash equivalents held in overnight cash investments.
(b) 25% of mutual funds invest in fixed income types of securities; 75% invest in equity securities.

The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S and non-U.S. pension plans as of December 31, 2013, by asset category are as follows (in millions):

Asset category	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (a)	$—	$19.0	$—	$19.0
Equity securities:
U.S. equity	246.7	129.8	—	376.5
International equity	37.6	92.4	1.3	131.3
Alternatives	—	106.1	3.0	109.1
Mutual funds (b)	181.4	7.3	—	188.7
U.S. government securities	68.9	—	—	68.9
U.S. government futures	0.6	—	—	0.6
Corporate bonds	—	92.0	—	92.0
Senior secured loans	—	4.0	—	4.0
Mortgage-backed securities	—	14.6	—	14.6
High yield bonds	—	12.7	—	12.7
Insurance contracts related to foreign pans	—	21.0	—	21.0
Fair value of net plan assets at the end of the year	$535.2	$498.9	$4.3	$1,038.4
(a) Reflects cash and cash equivalents held in overnight cash investments.
(b) 44% of mutual funds invest in fixed income types of securities; 56% invest in equity securities.

U.S. equities are valued at the closing price reported in an active market on which the individual securities are traded. U.S. equities and non-U.S. equities are also valued at the net asset value provided by the independent administrator or custodian of the commingled fund.  The net asset value is based on the value of the underlying equities, which are traded on an active market. Corporate bonds are valued using inputs such as the closing price reported, if traded on an active market, values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments. Fixed income investments are also valued at the net asset value provided by the independent administrator or custodian of the fund.  The net asset value is based on the underlying assets, which are valued using inputs such as the closing price reported, if traded on an active market, values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments.  Alternative investments are primarily valued at the net asset value as determined by the independent administrator or custodian of the fund.  The net asset value is based on the underlying investments, which are valued using inputs such as quoted market prices of identical instruments or values derived from comparable securities of issuers with similar credit ratings, or under a discounted cash flow approach that utilizes observable inputs, such as current yields of similar instruments.
Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees.
The following table sets forth the components of net period postretirement benefit income for the postretirement benefit plans for 2014, 2013 and 2012 (in millions):

	Postretirement Benefits
	2014	2013	2012
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on benefit obligation	0.6	0.6	0.8
Amortization of prior service cost	(0.2)	(0.5)	(0.5)
Amortization of actuarial gain	(0.5)	(0.3)	(0.4)
Net periodic benefit income	$(0.1)	$(0.2)	$(0.1)

The following table sets forth the reconciliation of the beginning and ending balances of the benefit obligation of the postretirement benefit plans (in millions):

	Postretirement Benefits
	2014	2013
Changes in benefit obligation:
Benefit obligation - beginning of year	$11.9	$14.3
Interest cost on projected benefit obligation	0.6	0.6
Actuarial (gain) loss	1.6	(1.7)
Benefits paid	(1.3)	(1.3)
Benefit obligation - end of year	$12.8	$11.9
The measurement date for the Company’s postretirement plans is December 31. The following table presents the estimated future benefit payments for the Company’s postretirement plans (in millions):

Postretirement Benefit Plans
2015	$1.3
2016	1.2
2017	1.2
2018	1.1
2019	1.1
2020-2024	4.5
Total	$10.4
The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year-end 2014 and 2013 (in millions):

	Postretirement Benefits
	2014	2013
Funded status	$(12.8)	$(11.9)
Unrecognized prior service cost	—	(0.2)
Unrecognized net gain	(3.1)	(5.2)
Accrued benefit cost	$(15.9)	$(17.3)

Accrued postretirement benefits (long-term)	$(11.6)	$(10.3)
Accrued postretirement benefits (short-term)	(1.2)	(1.6)
Accumulated other comprehensive income	(3.1)	(5.4)
Net amount recognized	$(15.9)	$(17.3)
At December 28, 2014, the amounts in the AOCI that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $3.1 million and net prior service credit of less than $0.1 million. At December 28, 2014, the estimated amortization from AOCI expected to be recognized as components of net periodic benefit income during 2015 for the retiree medical plans are: net gain $0.2 million and net prior service cost of less than $0.1 million.
 The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 6.5% in 2014 and was assumed to decrease to 5.0% by the year 2018 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2014 and would result in an increase in the postretirement benefit obligation by $0.5 million at December 28, 2014. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2014 and would result in a decrease in the postretirement benefit obligation by $0.4 million at December 28, 2014.

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
During 2013, we incurred pretax charges totaling $24.0 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $10.4 million in severance related costs and $13.6 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. The actions were substantially completed by year-end 2013, although we incurred approximately $4.4 million in similar expenses in 2014. For 2013 the charges impacted each business segment as follows: Aerospace and Defense Electronics, $15.7 million; Digital Imaging, $3.9 million; Instrumentation, $2.5 million; and Engineered Systems, $1.9 million. For 2014 the charges impacted each business segment as follows: Digital Imaging, $2.7 million; Instrumentation $1.0 million; and Aerospace and Defense Electronics, $0.9 million. The Aerospace and Defense Electronics 2012 results reflected $1.7 million for severance and facility consolidation costs.
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.
Information on the Company’s business segments was as follows (in millions):

Sales	2014	2013	2012
Instrumentation	$1,115.5	$1,022.8	$804.7
Digital Imaging	403.6	414.8	415.9
Aerospace and Defense Electronics	603.0	625.1	605.3
Engineered Systems	271.9	275.9	301.4
Total net sales	$2,394.0	$2,338.6	$2,127.3

Income before taxes	2014	2013	2012
Instrumentation	$181.6	$162.0	$146.0
Digital Imaging	37.1	28.2	24.8
Aerospace and Defense Electronics	88.3	65.7	80.5
Engineered Systems	31.4	22.0	28.5
Total segment operating profit	338.4	277.9	279.8
Corporate expense	(43.9)	(37.6)	(36.7)
Interest and debt expense, net	(19.0)	(20.4)	(17.8)
Other income, net	6.6	4.1	2.9
Income before taxes	$282.1	$224.0	$228.2

Depreciation and amortization	2014	2013	2012
Instrumentation	$41.1	$38.2	$26.1
Digital Imaging	29.6	30.3	30.5
Aerospace and Defense Electronics	15.9	16.5	17.1
Engineered Systems	3.7	4.2	4.4
Corporate	4.0	1.9	0.2
Total depreciation and amortization	$94.3	$91.1	$78.3

Capital expenditures	2014	2013	2012
Instrumentation	$17.0	$22.0	$14.4
Digital Imaging	10.3	20.2	23.5
Aerospace and Defense Electronics	8.8	15.3	12.6
Engineered Systems	4.3	3.6	4.2
Corporate	3.1	11.5	10.6
Total capital expenditures	$43.5	$72.6	$65.3

Identifiable assets	2014	2013	2012
Instrumentation	$1,415.4	$1,204.5	$1,022.5
Digital Imaging	708.4	745.1	778.1
Aerospace and Defense Electronics	462.5	436.9	457.6
Engineered Systems	84.9	92.3	102.3
Corporate (a)	191.0	272.3	45.9
Total identifiable assets	$2,862.2	$2,751.1	$2,406.4
(a) The amount for 2014 and 2013 includes the $86.3 million and $222.0 million prepaid pension asset, respectively. The Company had no prepaid pension assets in 2012.
Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales	2014	2013	2012
United States	$1,852.0	$1,776.8	$1,699.5
Canada	230.1	221.7	224.4
United Kingdom	139.8	174.2	118.2
All other countries	172.1	165.9	85.2
Total sales	$2,394.0	$2,338.6	$2,127.3

Long-lived assets	2014	2013	2012
United States	$1,364.7	$1,320.2	$1,068.0
Canada	310.5	354.1	393.4
United Kingdom	120.6	131.5	122.8
All other countries	128.2	146.2	77.4
Total long-lived assets	$1,924.0	$1,952.0	$1,661.6
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

The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

Instrumentation	2014	2013	2012
Environmental Instrumentation	$268.4	$248.6	$250.2
Marine Instrumentation	654.8	580.4	473.7
Test and Measurement Instrumentation	192.3	193.8	80.8
Total	$1,115.5	$1,022.8	$804.7

Engineered Systems	2014	2013	2012
Engineered Products and Services	$211.4	$217.5	$241.3
Turbine Engines	26.5	26.0	24.6
Energy Systems	34.0	32.4	35.5
Total	$271.9	$275.9	$301.4
Sales to the U.S. Government included sales to the U.S. Department of Defense of $472.8 million in 2014, $487.9 million in 2013, and $542.6 million in 2012. Total sales to international customers were $1,069.3 million in 2014, $1,031.8 million in 2013, and $831.7 million in 2012. Of these amounts, sales by operations in the United States to customers in other countries were $624.0 million in 2014, $566.0 million in 2013, and $492.2 million in 2012. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments, which were not material, generally were priced at prevailing market prices.

Note 14. Lease Commitments
The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $9.1 million at December 28, 2014. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements.
At December 28, 2014, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

	Capital	Operating
2015	$1.6	$21.0
2016	1.6	16.6
2017	1.4	12.4
2018	1.4	8.6
2019	1.4	6.6
Thereafter	5.3	18.4
Total minimum lease payments	12.7	$83.6
Less:
Imputed interest	(2.3)
Current portion	(1.3)
Present value of minimum capital lease payments, net of current portion	$9.1
The 2014 property, plant and equipment accounts included $12.4 million of property leased under capital leases and $5.4 million of related accumulated depreciation. The 2013 property, plant and equipment accounts included $14.5 million of property leased under capital leases and $5.1 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $25.5 million in 2014, $25.8 million in 2013, and $23.6 million in 2012.

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
At December 28, 2014, the Company’s reserves for environmental remediation obligations totaled $9.7 million, of which $6.0 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
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

Note 16. Discontinued Operations
In April 2011, Teledyne completed the sale of its general aviation piston engine businesses, which comprised the former Aerospace Engines and Components segment. In 2012, Teledyne recorded income of $2.3 million from discontinued operations related to the finalization of income tax benefits related to the sale.
Note 17. Subsequent Events
On January 27, 2015, Teledyne’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock.  On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company's common stock at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced.
On February 2, 2015, a subsidiary of Teledyne acquired Bowtech Products Limited (“Bowtech”) for $18.4 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems.

Note 18. Quarterly Financial Data (Unaudited)
The following is Teledyne’s quarterly information (in millions, except per-share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2014 (a)
Sales	$573.5	$597.1	$601.1	$622.3
Gross profit	$221.8	$228.7	$225.7	$230.7
Net income (b)	$46.0	$55.8	$54.9	$58.9
Noncontrolling interest	$(0.2)	$0.3	$0.7	$1.3
Net income attributable to Teledyne	$45.8	$56.1	$55.6	$60.2

Basic earnings per share attributable to Teledyne:	$1.22	$1.50	$1.49	$1.65
Diluted earnings per share attributable to Teledyne:	$1.20	$1.47	$1.47	$1.62

a) Fiscal year 2014 was a 52-week year, each quarter contained 13 weeks.
b) Includes net discrete tax benefits of $2.3 million, tax expense of $0.2 million, and net discrete tax benefits of $6.1 million and $0.7 million in the first, second, third and fourth quarters of 2014, respectively.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2013 (a)
Sales	$569.4	$601.0	$571.6	$596.6
Gross profit	$204.0	$217.4	$202.6	$214.6
Net income (b)	$39.8	$43.3	$46.9	$54.5
Noncontrolling interest	$0.6	$(0.4)	$(0.1)	$0.4
Net income attributable to Teledyne (c)	$40.4	$42.9	$46.8	$54.9

Basic earnings per share attributable to Teledyne:	$1.09	$1.15	$1.25	$1.47

Diluted earnings per share attributable to Teledyne:	$1.07	$1.13	$1.23	$1.44

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

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 28, 2014, December 29, 2013 and December 30, 2012
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other	Balance at end of period
Fiscal 2014
Reserve for doubtful accounts	$5.2	3.6	1.9	(2.9)	$7.8
Environmental reserves	$9.1	0.5	0.9	(0.8)	$9.7

Fiscal 2013
Reserve for doubtful accounts	$4.7	0.9	1.6	(2.0)	$5.2
Environmental reserves	$3.2	6.2	—	(0.3)	$9.1

Fiscal 2012
Reserve for doubtful accounts	$3.8	0.7	0.6	(0.4)	$4.7
Environmental reserves	$3.2	0.3	—	(0.3)	$3.2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 26, 2015.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Meharabian	Chairman, President and
	Robert Mehrabian	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2015

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 26, 2015

	/s/ Wajid Ali	Vice President and
	Wajid Ali	Controller (Principal Accounting Officer)	February 26, 2015

	*	Director	February 26, 2015
Roxanne S. Austin

	*	Director	February 26, 2015
Frank V. Cahouet

	*	Director	February 26, 2015
Charles Crocker

	*	Director	February 26, 2015
Kenneth C. Dahlberg

	*	Director	February 26, 2015
Simon M. Lorne

	*	Director	February 26, 2015
Paul D. Miller

	*	Director	February 26, 2015
Jane C. Sherburne

	*	Director	February 26, 2015
Michael T. Smith

	*	Director	February 26, 2015
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

2.2
Purchase Agreement by and among Teledyne Technologies Incorporated, Technify Motor (USA) Ltd. and AVIC International Holding Corporation, dated as of December 11, 2010 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K dated January 2, 2011(File No. 1-15295))

2.3
Arrangement Agreement, dated December 22, 2010, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.4
Amending Agreement, dated January 17, 2011, between Teledyne Technologies Incorporated, Teledyne Canada, Inc. and DALSA Corporation (incorporated by reference to Exhibit 2.02 to the Company’s Current Report on Form 8-K dated February 12, 2011(File No. 1-15295))

2.5
Agreement and Plan of Merger, by and among Teledyne Technologies Incorporated, Luna Merger Sub, Inc., and LeCroy Corporation, dated as of May 28, 2012 (incorporated by reference to the Company’s Current Report on Form 8-K dated as of May 28, 2012(File No. 1-15295))

2.6
Agreement and Plan of Merger, dated as of September 3, 2014 among Teledyne Technologies Incorporated, Lighting Merger Sub, Inc. and Bolt Technology Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 3, 2014 (File No. 1-15295))

3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2
Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2014 (File No. 1-15295))

10.1
Employee Benefits Agreement between Allegheny Teledyne Incorporated and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A (Amendment No. 1) dated as of November 29, 1999 (File No. 1-15295))†

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

10.9
Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007 (File No. 1-5295))†

10.10	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†

10.11
Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†

10.12
Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.13
Summary Plan Description for the Teledyne Technologies Incorporated Performance Share Plan under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.14	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No.1-15295))†

10.15
Summary Plan Description for the Teledyne Technologies Incorporated Performance Service Plan under the 2008 Incentive Award Plan for the 2012-2014 performance cycle (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 1-15295))†

10.16
Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 8, 2012 (File No. 1-15295))†

10.17
Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.18
Form of Stock Option Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.19
Administrative Rules related to the Restricted Stock Award Program under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2013 (File No. 1-15295))†

10.20
Form of Restricted Stock Award Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report Form 10-K for the year ended December 30, 2012) (File No. 1-15295))†

10.21
Restricted Stock Award Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295))†

10.22	Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 5, 2014 (File No. 1-15295))†

10.23
Form of stock option agreement and conditions under the Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2014 File No. 1-15295))†

10.24
Administrative Rules of the Teledyne Technologies Incorporated 2014 Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2014 (File No. 1-15295))†

10.25
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.26
Administrative Rules of the 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.27
Administrative Rules for the Restricted Stock Award Program under the 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.28
Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.29
Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.30	Summary Plan Description for the 2015-2017 Performance Share Program (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.31
Summary Plan Description for the 2015-2017 Performance Share Program (Canadian Participants) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.32
Fifth Amended and Restated Employment Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295)†

10.33	Letter agreement with Rex Geveden, dated May 16, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 16, 2014 (File No. 1-15295))†

10.34
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.35
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.36
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Rex Geveden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.37
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company's Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.38
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.39
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.40
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.41
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.42
Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.43
Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.44
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2013) (File No. 1-15295))

10.45
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and Bank of America, N.A., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.46
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated November 21, 2013) (File No. 1-15295))

10.47
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and U.S. Bank National Association., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.48
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and U.S. Bank, National Association(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2013) (File No. 1-15295))

10.49
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014 (File No. 1-15295))

10.50
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 28, 2014: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.