Form 10-Q
period 2015-03-29
TELEDYNE TECHNOLOGIES INC
filed 2015-05-01
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2015
Common Stock, $.01 par value per share	35,335,689 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2015	2014
Net sales	$565.0	$573.5
Costs and expenses
Cost of sales	345.9	351.7
Selling, general and administrative expenses	151.8	155.8
Total costs and expenses	497.7	507.5
Operating income	67.3	66.0
Interest and debt expense, net	(5.9)	(4.7)
Other income, net	0.8	0.6
Income before income taxes	62.2	61.9
Provision for income taxes	18.5	15.9
Net income	43.7	46.0
Noncontrolling interest	—	(0.2)
Net income attributable to Teledyne	$43.7	$45.8

Basic earnings per common share	$1.22	$1.22
Weighted average common shares outstanding	35.7	37.5

Diluted earnings per common share	$1.20	$1.20
Weighted average diluted common shares outstanding	36.5	38.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(Unaudited - Amounts in millions)

	First Quarter
	2015	2014
Net income	$43.7	$46.0
Other comprehensive income (loss):
Foreign exchange translation adjustment	(49.2)	(9.4)
Hedge activity and interest rate swap, net of tax	(2.3)	(1.0)
Pension and postretirement benefit adjustments, net of tax	4.9	2.9
Other comprehensive income (loss)	(46.6)	(7.5)
Comprehensive income (loss)	(2.9)	38.5
Noncontrolling interest	—	(0.2)
Comprehensive income (loss) attributable to Teledyne	$(2.9)	$38.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Current period unaudited - Amounts in millions, except share amounts)

	March 29, 2015	December 28, 2014
Assets
Current Assets
Cash and cash equivalents	$110.2	$141.4
Accounts receivable, net	389.1	400.7
Inventories, net	323.4	311.8
Deferred income taxes, net	42.0	42.8
Prepaid expenses and other current assets	36.6	45.0
Total current assets	901.3	941.7
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $425.6 at March 29, 2015 and $417.5 at December 28, 2014	329.1	336.5
Goodwill	1,133.7	1,150.6
Acquired intangibles, net	264.8	277.6
Prepaid pension assets	94.7	86.3
Other assets, net	69.5	69.5
Total Assets	$2,793.1	$2,862.2
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$152.1	$162.5
Accrued liabilities	244.3	290.3
Current portion of long-term debt and capital leases	87.5	86.2
Total current liabilities	483.9	539.0
Long-term debt and capital leases	742.5	618.9
Other long-term liabilities	237.2	235.8
Total Liabilities	1,463.6	1,393.7
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued shares: 37,697,865 at March 29, 2015 and 37,697,865 at December 28, 2014; Outstanding shares: 35,331,555 at March 29, 2015 and 36,655,584 at December 28, 2014	0.4	0.4
Additional paid-in capital	318.4	326.5
Retained earnings	1,569.4	1,525.7
Treasury stock	(227.0)	(102.1)
Accumulated other comprehensive loss	(369.8)	(323.2)
Total Teledyne Stockholders’ Equity	1,291.4	1,427.3
Noncontrolling interest	38.1	41.2
Total Stockholders’ Equity	1,329.5	1,468.5
Total Liabilities and Stockholders’ Equity	$2,793.1	$2,862.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(Unaudited - Amounts in millions)

	Three Months
	2015	2014
Operating Activities
Net income	$43.7	$46.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.2	23.2
Deferred income taxes	0.4	0.5
Stock option compensation expense	3.8	2.6
Excess income tax benefits from stock options exercised	(0.8)	(2.9)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	7.7	0.4
Inventories	(15.9)	(14.2)
Prepaid expenses and other assets	(4.6)	0.6
Accounts payable	(8.8)	5.1
Accrued liabilities	(39.1)	(29.3)
Income taxes payable, net	11.4	5.0
Long-term assets	(0.2)	(2.3)
Other long-term liabilities	1.9	(1.7)
Accrued pension obligation	(3.6)	(6.1)
Accrued postretirement benefits	(0.3)	0.1
Other, net	(2.1)	0.1
Net cash provided by operating activities	16.7	27.1
Investing Activities
Purchases of property, plant and equipment	(7.7)	(11.7)
Purchase of businesses and other investments	(18.8)	—
Proceeds from the disposal of fixed assets	0.3	—
Net cash used by investing activities	(26.2)	(11.7)
Financing Activities
Net proceeds from debt	127.1	7.9
Proceeds from exercise of stock options	2.7	6.7
Purchase of treasury stock	(142.0)	(23.6)
Excess income tax benefits from stock options exercised	0.8	2.9
Issuance of cash flow hedges	(2.3)	(0.9)
Net cash used by financing activities	(13.7)	(7.0)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	(0.7)
Increase (decrease) in cash and cash equivalents	(31.2)	7.7
Cash and cash equivalents—beginning of period	141.4	66.0
Cash and cash equivalents—end of period	$110.2	$73.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 29, 2015

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (“2014 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of March 29, 2015 and the consolidated results of operations and consolidated comprehensive income and consolidated cash flows for the three months then ended. The results of operations and cash flows for the period ended March 29, 2015 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The new guidance will be effective for the Company’s 2016 fiscal year and subsequent interim periods. The adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. This proposed delay is subject to the board's normal due diligence process, including a public comment period. The Company is currently in the process of determining its implementation approach and assessing the impact on the consolidated financial statements and footnote disclosures.

Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the first quarter and March 29, 2015 and March 30, 2014 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 28, 2014	$(90.6)	$(5.3)	$(227.3)	$(323.2)
Other comprehensive loss before reclassifications	(49.2)	(3.4)	—	(52.6)
Amounts reclassified from AOCI	—	1.1	4.9	6.0
Net other comprehensive income (loss)	(49.2)	(2.3)	4.9	(46.6)
Balance as of March 29, 2015	$(139.8)	$(7.6)	$(222.4)	$(369.8)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 29, 2013	$(32.4)	$(3.3)	$(129.8)	$(165.5)
Other comprehensive income (loss) before reclassifications	(9.4)	(1.6)	—	(11.0)
Amounts reclassified from AOCI	—	0.6	2.9	3.5
Net other comprehensive income (loss)	(9.4)	(1.0)	2.9	(7.5)
Balance as of March 30, 2014	$(41.8)	$(4.3)	$(126.9)	$(173.0)

The reclassifications out of AOCI for the first quarter and ended March 29, 2015 and March 30, 2014 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	March 29, 2015	March 30, 2014	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$1.4	$0.9	Other expense
Income tax benefit	(0.3)	(0.3)	Income tax benefit
Total	$1.1	$0.6

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.1)	Pension expense
Amortization of net actuarial loss	9.0	5.9	Pension expense
Total before tax	7.5	4.8
Income tax benefit	(2.6)	(1.9)	Income tax benefit
Total	$4.9	$2.9

Note 3. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems. Bowtech had sales of £6.6 million for its fiscal year ended January 31, 2015 and is part of the Instrumentation segment.

During 2014, Teledyne made four acquisitions, the largest of which was Bolt Technology Corporation on November 18, 2014. All of the 2014 acquisitions are part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended December 28, 2014, please refer to Note 3 of our 2014 Form 10-K.
Teledyne’s goodwill was $1,133.7 million at March 29, 2015 and $1,150.6 million at December 28, 2014. The decrease in the balance of goodwill in 2015 resulted from the impact of exchange rate changes, partially offset by the Bowtech acquisition. Goodwill resulting from the Bowtech acquisition will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $264.8 million at March 29, 2015 and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 resulted from amortization and the impact of exchange rate changes, partially offset by acquired intangibles for the Bowtech acquisition. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the Bowtech and Bolt acquisitions. The Company made preliminary estimates as of March 29, 2015 since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for contracts that will mature in the next twelve months total $4.4 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of March 29, 2015, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $61.0 million. These foreign currency forward contracts have maturities ranging from June 2015 to February 2016.

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of March 29, 2015, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	79.0	U.S. Dollars	US$	62.8
Euros		€1.3	Canadian Dollars	C$	1.8
Euros		€19.6	U.S. Dollars	US$	22.0
Great Britain Pounds		£0.9	Australian Dollars	A$	1.8
Great Britain Pounds		£17.7	U.S. Dollars	US$	26.7
Singapore Dollars	S$	1.6	U.S. Dollars	US$	1.2
U.S. Dollars	US$	1.8	Canadian Dollars	C$	2.2
U.S. Dollars	US$	13.8	Euros		€12.3
U.S. Dollars	US$	6.8	Great Britain Pounds		£4.5
U.S. Dollars	US$	0.8	Japanese Yen		¥90.1
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

The effect of derivative instruments designated as cash flow hedges in our condensed consolidated financial statements for the first quarter ended March 29, 2015 and March 30, 2014 was as follows (in millions):

	First Quarter
	2015	2014
Net loss recognized in AOCI (a)	$(4.6)	$(2.2)
Net loss reclassified from AOCI into cost of sales (a)	$(1.4)	$(0.9)
Net foreign exchange gain recognized in other income and expense (b)	$0.2	$0.1
a)    Effective portion, pre-tax
b)     Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended March 29, 2015 was $4.9 million and expense of $0.5 million for the quarter ended March 30, 2014.

Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	March 29, 2015	December 28, 2014
Derivatives designated as hedging instruments:
Cash flow forward contracts	Accrued liabilities	$(7.0)	$(3.9)
Total derivatives designated as hedging instruments		(7.0)	(3.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	1.1	0.3
Non-designated forward contracts	Accrued liabilities	(2.3)	(4.8)
Total derivatives not designated as hedging instruments		(1.2)	(4.5)
Total asset (liability) derivatives		$(8.2)	$(8.4)
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
The up-front payments were accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payments were made. The total number of shares of common stock that the Company will repurchase under each ASR will be based on the average of the daily volume-weighted average prices of the common stock during the term of the respective ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty.  Final settlement of the September 2014 ASR agreement is expected to occur in June 2015, although the settlement may be accelerated at the ASR Counterparty’s option.  Final settlement of the February 2015 ASR agreement is expected to occur in December 2015, although the settlement may be accelerated at the ASR Counterparty’s option. The Company has treated the ASR's as a treasury share repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The ASR's meet all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
The February 2015 ASR was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility. The 2011 and 2015 stock repurchase authorizations are expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the company’s credit facility. Teledyne has 2,366,310 shares of treasury stock at March 29, 2015.

For the first three months of 2015 and 2014, no stock options were excluded in the computation of diluted earnings per share. The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2015	2014
Net income attributable to Teledyne	$43.7	$45.8
Basic earnings per share:
Weighted average common shares outstanding	35.7	37.5

Basic earnings per common share	$1.22	$1.22
Diluted earnings per share:
Weighted average common shares outstanding	35.7	37.5
Dilutive effect of exercise of options outstanding	0.8	0.8
Weighted average diluted common shares outstanding	36.5	38.3

Diluted earnings per common share	$1.20	$1.20

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock, and beginning in 2015 restricted stock units, have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $3.8 million in stock option compensation expense for the first quarter of 2015 and $2.6 million for the first quarter of 2014. Employee stock option grants are charged to expense evenly over the three year vesting period. Director stock option grants are charged to expense evenly over the one-year vesting period. For 2015, the Company currently expects approximately $12.8 million in stock option compensation expense based on stock options already granted. This does not include any estimated expense for stock options that may be granted during the remainder of the year and can be impacted by employee retirements and terminations. The Company issues shares of common stock upon the exercise of stock options.
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
No stock options have been granted in 2015. The following assumptions were used in the valuation of stock options granted in 2014:

2014
Expected dividend yield	—
Expected volatility	30.7%
Risk-free interest rate	1.7%
Expected life in years	7.4
Based on the assumptions in the table above, the grant date weighted average fair value of stock options granted in 2014 was $36.19.

Stock option transactions for Teledyne’s employee stock option plans for the first quarter ended March 29, 2015 are summarized as follows:

	2015
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	2,499,708	$63.85
Exercised	(61,333)	$39.04
Canceled	(10,846)	$69.26
Ending balance	2,427,529	$64.45
Options exercisable at end of period	1,413,872	$50.31
Stock option transactions for Teledyne’s non-employee director stock option plans for the first quarter ended March 29, 2015 are summarized as follows:

	2015
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	351,169	$51.76
Exercised	(9,540)	$29.75
Ending balance	341,629	$52.38
Options exercisable at end of period	304,052	$47.57
Performance Share Plan and Restricted Stock Award Program
For the first of three annual installments of the 2012 to 2014 Performance Share Plan, 1,944 shares of Teledyne common stock were issued in the first quarter of 2015. The remaining 8,309 shares are expected to be issued in approximately two equal annual installments. Also in the first quarter of 2015, the restriction was removed for 29,642 shares of Teledyne common stock and 7,662 shares were forfeited related to the 2012 to 2014 Restricted Stock Award Program. In the first three months of 2015, the Company granted 33,411 shares of restricted stock at a weighted average fair value of $100.80 per share.
Note 7. Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents outstanding at March 29, 2015 or December 28, 2014.
Note 8. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $247.0 million at March 29, 2015 and $241.8 million at December 28, 2014. The remainder of the inventories using the LIFO method were $103.5 million at March 29, 2015 and $98.1 million at December 28, 2014. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

Inventories consist of the following (in millions):

Balance at	March 29, 2015	December 28, 2014
Raw materials and supplies	$143.2	$143.1
Work in process	164.5	153.5
Finished goods	42.8	43.3
	350.5	339.9
Progress payments	(10.5)	(11.6)
LIFO reserve	(16.6)	(16.5)
Total inventories, net	$323.4	$311.8
Note 9. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	March 29, 2015	December 28, 2014
Deferred tax assets	Prepaid expenses and other current assets	$42.0	$42.8
Income tax receivable	Prepaid expenses and other current assets	$1.6	$13.6
Deferred compensation assets	Other assets, net	$50.7	$49.6
Salaries and wages	Accrued liabilities	$79.7	$108.7
Customer deposits and credits	Accrued liabilities	$47.0	$47.9
Accrued pension obligation	Other long-term liabilities	$13.5	$14.2
Accrued postretirement benefits	Other long-term liabilities	$11.3	$11.6
Deferred compensation liabilities	Other long-term liabilities	$47.1	$45.8
Deferred tax liabilities	Other long-term liabilities	$78.7	$77.3
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first three months of 2015 and 2014 are as follows (in millions):

	Three Months
	2015	2014
Balance at beginning of year	$18.5	$17.3
Accruals for product warranties charged to expense	1.5	0.5
Cost of product warranty claims	(2.1)	(1.2)
Balance at end of period	$17.9	$16.6
Note 10. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the first quarter of 2015 was 29.8% compared with 25.8% for the first quarter of 2014. The first quarter of 2015 included net tax expense for discrete items of $0.2 million compared with net tax benefits for discrete items of $2.3 million for the first quarter of 2014. The net tax benefits for the first quarter of 2014 included the remeasurement of uncertain tax positions due to a favorable resolution of a tax matter. Excluding net discrete tax items in both periods, the effective tax rates would have been 29.5% for both the first quarter of 2015 and 2014.

Note 11. Long-Term Debt and Capital Leases
Long-term debt consisted of the following (in millions):

Balance at	March 29, 2015	December 28, 2014
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	30.0
5.30% Senior Notes due September 2020	75.0	75.0
3.09% Senior Notes due December 2021	95.0	95.0
Term loans due through March 2019, weighted average rate of 1.30% at March 29, 2015 and 1.28% at December 28, 2014	200.0	200.0
Other debt at various rates due through 2031	12.4	14.7
$750.0 million revolving credit facility due March 2018, weighted average rate of 1.27% at March 29, 2015 and 1.24% at December 28, 2014	233.0	105.0
Total debt	820.4	694.7
Less: current portion of long-term debt	(86.3)	(84.9)
Total long-term debt	$734.1	$609.8
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $502.5 million at March 29, 2015. The credit agreement requires the Company to comply with various financial and operating covenants and at March 29, 2015, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at March 29, 2015 and December 28, 2014, approximated the carrying value.
At March 29, 2015, the Company had $9.6 million in capital leases, of which $1.2 million is current. At December 28, 2014, the Company had $10.4 million in capital leases, of which $1.3 million was current. At March 29, 2015, Teledyne had $16.7 million in outstanding letters of credit.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company’s financial statements as of and for the fiscal year ended December 28, 2014, included in our 2014 Form 10-K.
At March 29, 2015, the Company’s reserves for environmental remediation obligations totaled $9.5 million, of which $5.1 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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

Note 13. Pension Plans and Postretirement Benefits
Teledyne’s pension income was $0.2 million for the first quarter of 2015, compared with pension income of $0.3 million for the first quarter of 2014. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For the domestic pension plan, the discount rate decreased to 4.5 percent in 2015 compared with a 5.4 percent discount rate used in 2014. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.5 million for both the first quarter of 2015 and the first quarter of 2014. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic pension plan in the first three months of 2015 or in 2014. No cash pension contributions are planned for 2015 for the domestic pension plan.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. The following tables set forth the components of net income/expense for Teledyne’s pension plans and postretirement benefit plans for the first quarter of 2015 and 2014 (in millions):

	First Quarter
Pension Benefits	2015	2014
Service cost — benefits earned during the period	$3.3	$3.1
Interest cost on benefit obligation	9.9	10.7
Expected return on plan assets	(19.2)	(19.1)
Amortization of prior service cost	(1.5)	(1.2)
Amortization of net actuarial loss	8.5	6.2
Pension plan curtailment	(1.2)	—
Net income	$(0.2)	$(0.3)

	First Quarter
Postretirement Benefits	2015	2014
Interest cost on benefit obligation	$0.1	$0.2
Amortization of prior service cost	—	(0.1)
Amortization of net actuarial gain	—	(0.1)
Net expense	$0.1	$—
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

Segment results include net sales and operating profit by segment but excludes noncontrolling interest, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses.
The following table presents Teledyne’s interim industry segment disclosures. The table also provides a reconciliation of segment operating profit to total net income attributable to Teledyne (dollars in millions):

	First Quarter		%
	2015	2014	Change
Net sales:
Instrumentation	$270.3	$258.9	4.4%
Digital Imaging	90.4	101.9	(11.3)%
Aerospace and Defense Electronics	141.2	153.3	(7.9)%
Engineered Systems	63.1	59.4	6.2%
Total net sales	$565.0	$573.5	(1.5)%
Segment operating profit:
Instrumentation	$42.1	$37.5	12.3%
Digital Imaging	9.3	9.7	(4.1)%
Aerospace and Defense Electronics	19.4	23.8	(18.5)%
Engineered Systems	6.7	6.1	9.8%
Total segment operating profit	77.5	77.1	0.5%
Corporate expense	(10.2)	(11.1)	(8.1)%
Operating income	67.3	66.0	2.0%
Interest and debt expense, net	(5.9)	(4.7)	25.5%
Other income, net	0.8	0.6	33.3%
Income before income taxes	62.2	61.9	0.5%
Provision for income taxes	18.5	15.9	16.4%
Net income	43.7	46.0	(5.0)%
Noncontrolling interest	—	(0.2)	*
Net income attributable to Teledyne	$43.7	$45.8	(4.6)%
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
The following tables provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	First Quarter
Instrumentation	2015	2014
Marine Instrumentation	$159.5	$150.6
Environmental Instrumentation	67.7	61.3
Test and Measurement Instrumentation	43.1	47.0
Total	$270.3	$258.9

	First Quarter
Engineered Systems	2015	2014
Engineered Products and Services	$49.1	$47.6
Turbine Engines	5.6	6.1
Energy Systems	8.4	5.7
Total	$63.1	$59.4
Note 15. Subsequent Event
On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% minority interest in the parent company of Optech Incorporated for CAD$26.5 million.

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
Our Recent Acquisitions
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems. Bowtech had sales of £6.6 million for its fiscal year ended January 31, 2015 and is part of the Instrumentation segment.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt Technology Corporation (“Bolt”) on November 18, 2014. All of the 2014 acquisitions are part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended December 28, 2014, please refer to Note 3 of our 2014 Form 10-K (“2014 Form 10-K”).
Results of Operations

	First Quarter
(in millions)	2015	2014
Net Sales	$565.0	$573.5
Costs and expenses
Cost of sales	345.9	351.7
Selling, general and administrative expenses	151.8	155.8
Total costs and expenses	497.7	507.5
Operating income	67.3	66.0
Interest and debt expense, net	(5.9)	(4.7)
Other income, net	0.8	0.6
Income before income taxes	62.2	61.9
Provision for income taxes	18.5	15.9
Net income	43.7	46.0
Noncontrolling interest	—	(0.2)
Net income attributable to Teledyne	$43.7	$45.8

The following table sets forth the sales and operating profit for each segment (dollars in millions):

	First Quarter		%
	2015	2014	Change
Net sales:
Instrumentation	$270.3	$258.9	4.4%
Digital Imaging	90.4	101.9	(11.3)%
Aerospace and Defense Electronics	141.2	153.3	(7.9)%
Engineered Systems	63.1	59.4	6.2%
Total net sales	$565.0	$573.5	(1.5)%
Segment operating profit:
Instrumentation	$42.1	$37.5	12.3%
Digital Imaging	9.3	9.7	(4.1)%
Aerospace and Defense Electronics	19.4	23.8	(18.5)%
Engineered Systems	6.7	6.1	9.8%
Segment operating profit	77.5	77.1	0.5%
Corporate expense	(10.2)	(11.1)	(8.1)%
Operating income	67.3	66.0	2.0%
Interest expense, net	0.8	0.6	33.3%
Other income, net	(5.9)	(4.7)	25.5%
Income before income taxes	62.2	61.9	0.5%
Provision for income taxes	18.5	15.9	16.4%
Net income	43.7	46.0	(5.0)%
Noncontrolling interest	—	(0.2)	*
Net income attributable to Teledyne	$43.7	$45.8	(4.6)%

*	not meaningful

The table below presents sales and cost of sales by segment and total company:

	First Quarter
(Dollars in millions)	2015	2014
Instrumentation
Sales	$270.3	$258.9
Cost of sales	$149.7	$144.6
Cost of sales % of sales	55.4%	55.9%
Digital Imaging
Sales	$90.4	$101.9
Cost of sales	$55.2	$63.5
Cost of sales % of sales	61.1%	62.3%
Aerospace and Defense Electronics
Sales	$141.2	$153.3
Cost of Sales	$90.2	$95.6
Cost of sales % of sales	63.9%	62.4%
Engineered Systems
Sales	$63.1	$59.4
Costs of sales	$50.8	$48.0
Cost of sales % of sales	80.5%	80.8%
Total Company
Sales	$565.0	$573.5
Costs of sales	$345.9	$351.7
Cost of sales % of sales	61.2%	61.3%
First quarter of 2015 compared with the first quarter of 2014
Our first quarter 2015 sales were $565.0 million, compared with sales of $573.5 million for the first quarter of 2014, a decrease of 1.5%. Net income attributable to Teledyne was $43.7 million ($1.20 per diluted share) for the first quarter of 2015, compared with $45.8 million ($1.20 per diluted share) for the first quarter of 2014, a decrease of 4.6%.
Sales
The first quarter of 2015, compared with the first quarter of 2014, reflected higher sales in the Instrumentation and Engineered Systems segments more than offset by lower sales in the Aerospace and Defense Electronics and Digital Imaging segments. First quarter 2015 sales included the impact of acquisitions. Incremental revenue in the first quarter of 2015 from recent acquisitions was $12.1 million.
Operating Income
Operating income increased to $67.3 million for the first quarter of 2015, from $66.0 million for the first quarter of 2014, an increase of 2.0%, despite the lower sales. The first quarter of 2015, compared with the first quarter of 2014, reflected higher operating income in the Instrumentation and Engineered Systems segments, partially offset by lower operating income in the Aerospace and Defense Electronics and Digital Imaging segments. The incremental operating income included in the results for the first quarter of 2015 from recent acquisitions was $0.1 million which included $1.0 million in additional intangible asset amortization expense.

Cost of Sales
Cost of sales decreased by $5.8 million in the first quarter of 2015, compared with the first quarter of 2014, which primarily reflected the impact of lower sales. Cost of sales as a percentage of sales for the first quarter of 2015 decreased slightly to 61.2% from 61.3% in the first quarter of 2014.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the first quarter of 2015 and 2014, were $4.4 million and $5.5 million of favorable operating income and $6.4 million and $7.1 million of unfavorable operating income, respectively.
Pension Income/Expense
The first quarter of 2015 included pension income of $0.2 million, compared with pension income of $0.3 million in the first quarter of 2014. In the first quarter of 2015, Teledyne froze the non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For 2015, the discount rate to determine the benefit obligation for the domestic plan was 4.5 percent, compared with 5.4 percent in 2014. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.5 million in both the first quarter of 2015 and the first quarter of 2014. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $4.0 million in the first quarter of 2015, compared with the first quarter of 2014, and primarily reflected the impact of lower sales. Selling, general and administrative expenses for the first quarter of 2015, as a percentage of sales, decreased to 26.9%, compared with 27.2% in the first quarter of 2014. Corporate expense was $10.2 million for the first quarter of 2015, compared with $11.1 million for the first quarter of 2014 and primarily reflected lower professional fees expense. In the first quarter of 2015 and 2014, we recorded a total of $3.8 million and $2.6 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.
Interest Expense and Other Income and Expense
Interest expense, net of interest income, was $5.9 million for the first quarter of 2015, compared with $4.7 million for the first quarter of 2014. The increase in interest expense primarily reflected the impact of higher outstanding debt levels, due to recent acquisitions and stock repurchases. Other income was $0.8 million for the first quarter of 2015, compared with income of $0.6 million for the first quarter of 2014.
Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the first quarter of 2015 was 29.8% compared with 25.8% for the first quarter of 2014.
The first quarter of 2015 reflected $0.2 million in net discrete tax expense. The first quarter of 2014 reflected $2.3 million in net discrete tax benefits which included the remeasurement of uncertain tax positions due to a favorable resolution of a tax matter. Excluding the net discrete tax items in both periods, the effective tax rates would have been 29.5% for both the first quarter of 2015 and 2014. The Company’s effective tax rate for fiscal year 2015 is expected to be 29.5%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.

Segment Results
Instrumentation

	First Quarter
(Dollars in millions)	2015	2014
Sales	$270.3	$258.9
Cost of sales	$149.7	$144.6
Selling, general and administrative expenses	$78.5	$76.8
Operating profit	$42.1	$37.5
Cost of sales % of sales	55.4%	55.9%
Selling, general and administrative expenses % of sales	29.0%	29.6%
Operating profit % of sales	15.6%	14.5%
First quarter of 2015 compared with the first quarter of 2014
The Instrumentation segment’s first quarter 2015 sales were $270.3 million, compared with $258.9 million in the first quarter of 2014, an increase of 4.4%. Operating profit for the first quarter of 2015 was $42.1 million, compared with operating profit of $37.5 million in the first quarter of 2014, an increase of 12.3%.
The first quarter 2015 sales increase resulted from higher sales in the marine instrumentation and environmental instrumentation product lines, partially offset by lower sales of electronic test and measurement instrumentation. The higher sales of $8.9 million for marine instrumentation included $12.1 million in incremental sales from recent acquisitions, including Bolt and Bowtech. Marine instrumentation reflected reduced sales of geophysical sensors for oil and gas exploration and lower international sales of sonar systems. Sales for environmental instrumentation increased $6.4 million and reflected higher sales of laboratory and field instrumentation. Sales for electronic test and measurement instrumentation decreased by $3.9 million primarily as a result of lower international sales due in part to the impact of foreign exchange rates. The increase in operating profit primarily reflected the impact of higher sales. The first quarter of 2015 reflected $0.8 million in higher acquired intangible amortization expense.
The incremental operating profit included in the results for the first quarter of 2015 from recent acquisitions was $0.1 million, which included $1.0 million in additional intangible asset amortization expense. In 2015, we continue to expect increased sales of marine instrumentation as a result of prior acquisitions, as well as greater sales of marine interconnect systems, partially offset by reduced sales of geophysical sensors for oil and gas exploration.
First quarter 2015 cost of sales increased by $5.1 million, compared with the first quarter of 2014, and primarily reflected the impact of higher sales. The decrease in the cost of sales percentage to 55.4% from 55.9% reflected the impact of product mix differences. First quarter 2015 selling, general and administrative expenses, including research and development and bid and proposal expense, increased by $1.7 million, compared with the first quarter of 2014, and primarily reflected the impact of higher sales. The selling, general and administrative expense percentage decreased to 29.0% in the first quarter of 2015 from 29.6% in the first quarter of 2014.
Digital Imaging

	First Quarter
(Dollars in millions)	2015	2014
Sales	$90.4	$101.9
Cost of sales	$55.2	$63.5
Selling, general and administrative expenses	$25.9	$28.7
Operating profit	$9.3	$9.7
Cost of sales % of sales	61.1%	62.3%
Selling, general and administrative expenses % of sales	28.6%	28.2%
Operating profit % of sales	10.3%	9.5%

First quarter of 2015 compared with the first quarter of 2014
The Digital Imaging segment’s first quarter 2015 sales were $90.4 million, compared with $101.9 million in the first quarter of 2014, a decrease of 11.3%. Operating profit was $9.3 million for the first quarter of 2015, compared with operating profit of $9.7 million in the first quarter of 2014, a decrease of 4.1%.
The first quarter 2015 sales primarily reflected lower sales from U.S. Government research and development contracts and reduced sales of imagers for remote sensing, as well as machine vision cameras for semiconductor inspection. The decrease in operating profit in 2015 primarily reflected the impact of lower sales.
First quarter 2015 cost of sales decreased by $8.3 million, compared with the first quarter of 2014 and primarily reflected the impact of lower sales. The cost of sales percentage in 2015 decreased to 61.1% in the first quarter of 2015, compared with 62.3% for the first quarter of 2014 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $25.9 million in 2015, from $28.7 million in 2014 and reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 28.6% in the first quarter of 2015 from 28.2% in the first quarter of 2014 as selling expense was flat despite the lower sales.
Aerospace and Defense Electronics

	First Quarter
(Dollars in millions)	2015	2014
Sales	$141.2	$153.3
Cost of sales	$90.2	$95.6
Selling, general and administrative expenses	$31.6	$33.9
Operating profit	$19.4	$23.8
Cost of sales % of sales	63.9%	62.4%
Selling, general and administrative expenses % of sales	22.4%	22.1%
Operating profit % of sales	13.7%	15.5%
First quarter of 2015 compared with the first quarter of 2014
The Aerospace and Defense Electronics segment’s first quarter 2015 sales were $141.2 million, compared with $153.3 million in the first quarter of 2014, a decrease of 7.9%. Operating profit was $19.4 million for the first quarter of 2015, compared with operating profit of $23.8 million in the first quarter of 2014, a decrease of 18.5%.
The first quarter 2015 sales decrease reflected lower sales of $9.6 million from microwave and interconnect systems and $6.0 million from electronic manufacturing services products, partially offset by higher sales of $3.5 million from avionics products and electronic relays. Operating profit in the first quarter of 2015 reflected the impact of lower sales, as well as, lower margins for most defense electronics products.
First quarter 2015 cost of sales decreased by $5.4 million, compared with the first quarter of 2014, and reflected the impact of lower sales. Cost of sales as a percentage of sales for the first quarter of 2015 increased to 63.9% from 62.4% in the first quarter of 2014 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $31.6 million in the first quarter of 2015, compared with $33.9 million in the first quarter of 2014 and reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 22.4% in the first quarter of 2015, compared with 22.1% in the first quarter of 2014.

Engineered Systems

	First Quarter
(Dollars in millions)	2015	2014
Sales	$63.1	$59.4
Cost of sales	$50.8	$48.0
Selling, general and administrative expenses	$5.6	$5.3
Operating profit	$6.7	$6.1
Cost of sales % of sales	80.5%	80.8%
Selling, general and administrative expenses % of sales	8.9%	8.9%
Operating profit % of sales	10.6%	10.3%
First quarter of 2015 compared with the first quarter of 2014
The Engineered Systems segment’s first quarter 2015 sales were $63.1 million, compared with $59.4 million in the first quarter of 2014, an increase of 6.2%. Operating profit was $6.7 million for the first quarter 2015, compared with operating profit of $6.1 million in the first quarter of 2014, an increase of 9.8%.
The first quarter 2015 sales increase reflected higher sales of engineered products and services of $1.5 million, which primarily reflected higher sales of space and marine manufacturing programs, and higher sales of energy systems products of $2.7 million. Turbine engine sales were lower by $0.5 million. Operating profit in the first quarter of 2015 primarily reflected the impact of higher sales.
First quarter 2015 cost of sales increased by $2.8 million, compared with the first quarter of 2014, and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first quarter of 2015 decreased slightly to 80.5% from 80.8% in the first quarter of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $5.6 million for the first quarter of 2015, compared with $5.3 million for the first quarter of 2014 and reflected the impact of higher sales. The selling, general and administrative expense percentage was 8.9% for both the first quarter of 2015 and the first quarter of 2014.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $16.7 million for the first three months of 2015, compared with net cash provided by operating activities of $27.1 million for the first three months of 2014. The lower cash provided by operating activities in the first three months of 2015 reflected payments of legal matters, the payment of a scheduled earn-out and the timing of accounts payable payments, partially offset by lower income tax payments.
Our net cash used by investing activities was $26.2 million for the first three months of 2015, compared with net cash used by investing activities of $11.7 million for the first three months of 2014. The 2015 amount includes $18.8 million for acquisitions. Capital expenditures for the first three months of 2015 and 2014 were $7.7 million and $11.7 million, respectively.
On February 2, 2015, Teledyne acquired Bowtech for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Bowtech had sales of £6.6 million for its fiscal year ended January 2015.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt on November 18, 2014.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisitions.
Our goodwill was $1,133.7 million at March 29, 2015 and $1,150.6 million at December 28, 2014. The decrease in the balance of goodwill in 2015 resulted from the impact of exchange rate changes, partially offset by the Bowtech acquisition. Goodwill resulting from the Bowtech acquisition will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $264.8 million at March 29, 2015 and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 primarily resulted from amortization and the impact of exchange rate changes, partially offset by acquired intangibles for the Bowtech acquisition. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the Bowtech and Bolt acquisitions. The Company made preliminary estimates as of March 29, 2015, since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis. On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% minority interest in the parent company of Optech Incorporated for CAD$26.5 million.

Financing activities used cash of $13.7 million for the first three months of 2015, compared with cash used by financing activities of $7.0 million for the first three months of 2014. Financing activities for the first three months of 2015 reflected net borrowings of $127.1 million while the first three months of 2014 included net borrowings of $7.9 million. Proceeds from the exercise of stock options were $2.7 million and $6.7 million for the first three months of 2015 and 2014, respectively. On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company’s common stock under at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement.  The ASR agreement was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility.
Working capital increased to $417.4 million at March 29, 2015, compared with $402.7 million at December 28, 2014, and primarily reflected lower accrued payroll liabilities.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may need to raise additional capital to support acquisitions. We currently expect to spend up to $60.0 million for capital expenditures in 2015, of which $7.7 million has been spent in the first three months of 2015. No cash pension contributions are planned for 2015 for the domestic pension plan.
Total debt at March 29, 2015 was $830.0 million, which includes $233.0 million outstanding under the $750.0 million credit facility. At March 29, 2015, Teledyne had $16.7 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $502.5 million at March 29, 2015. The credit agreements require the Company to comply with various financial and operating covenants and at March 29, 2015 the Company was in compliance with these covenants.
As of March 29, 2015, the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At March 29, 2015, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due through March 2019
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.1 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	19.0 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020 and $125.0 million Private Placement Notes due 2019
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.1 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	19.0 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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
For additional discussion of the application of the other critical accounting policies and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2014 Form 10-K.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, “Amendments to the Consolidation Analysis” which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The new guidance will be effective for the Company’s 2016 fiscal year and subsequent interim periods. The adoption of the guidance is not expected to have a material effect on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption, with early application not permitted. In March 2015, the FASB voted to defer the effective date by one year, but allow early adoption as of the original adoption date. This proposed delay is subject to the board's normal due diligence process, including a public comment period. The Company is currently in the process of determining its implementation approach and assessing the impact on the consolidated financial statements and footnote disclosures.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, environmental remediation costs, stock repurchases, taxes, exchange rates and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature should be considered forward-looking.
Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing, could negatively affect the Company’s businesses that supply the oil and gas industry. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets. Changes in the policies of U.S. and foreign governments, could result, over time, in reductions and realignment in defense or other government spending and further changes in programs in which the company participates.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2014 Form 10-K and this Form 10-Q.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2014 Form 10-K.
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Foreign currency forward contracts are used primarily to hedge anticipated exposures. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at March 29, 2015 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $6.1 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $200.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of March 29, 2015, we had $433.0 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $4.3 million, assuming the $433.0 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 29, 2015, are effective.
In connection with our evaluation during the quarterly period ended March 29, 2015, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION
Item 1. Legal Proceedings

See Item 1 of Part 1, “Financial Statements -- Note 12 -- Lawsuits, Claims, Commitments, Contigencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2014 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

Item 2.	Unregistered sales of equity securities and use of proceeds
In October 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. Pursuant to this prior authorization, in September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share. Pursuant to the ASR agreement the Company advanced $101.6 million to the ASR Counterparty and received 927,000 shares of common stock, representing 90% of the estimated shares to be repurchased under the ASR. The total number of shares of common stock that the Company will repurchase under the ASR agreement will be based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR agreement, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty. Final settlement of the ASR agreement is expected to occur in June 2015, although the settlement may be accelerated at the ASR Counterparty’s option. In September 2014, the Company repurchased 927,000 shares of its common stock under the ASR agreement, which used $91.4 million of the $101.6 million advanced.
On January 27, 2015, Teledyne’s Board of Directors approved an additional stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock (“2015 repurchase program”). On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company’s common stock at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR Counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement.
The following table sets forth the shares repurchased during each fiscal month during the first quarter of 2015:

Fiscal Month 2015	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
December 29 - February 1	—	$—	—	2,945,148
February 2 - March 1	1,425,000	$94.68	1,425,000	1,520,148
March 2 - March 29	—	$—	—	1,520,148
Total	1,425,000	$94.68	1,425,000

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 30, 2015	By:	/s/ Susan L. Main
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