Form 10-Q
period 2015-06-28
TELEDYNE TECHNOLOGIES INC
filed 2015-08-04
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2015
Common Stock, $.01 par value per share	35,392,499 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2015	2014	2015	2014
Net sales	$577.7	$597.1	$1,142.7	$1,170.6
Costs and expenses
Cost of sales	357.7	368.4	703.6	720.1
Selling, general and administrative expenses	151.1	154.4	302.9	310.2
Total costs and expenses	508.8	522.8	1,006.5	1,030.3
Operating income	68.9	74.3	136.2	140.3
Interest expense, net	(6.0)	(4.6)	(11.9)	(9.3)
Other income, net	3.4	8.2	4.2	8.8
Income before income taxes	66.3	77.9	128.5	139.8
Provision for income taxes	18.3	22.1	36.8	38.0
Net income	48.0	55.8	91.7	101.8
Noncontrolling interest	0.3	0.3	0.3	0.1
Net income attributable to Teledyne	$48.3	$56.1	$92.0	$101.9

Basic earnings per common share	$1.37	$1.50	$2.59	$2.72
Weighted average common shares outstanding	35.3	37.4	35.5	37.5

Diluted earnings per common share	$1.34	$1.47	$2.53	$2.67
Weighted average diluted common shares outstanding	36.1	38.1	36.3	38.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Net income	$48.0	$55.8	$91.7	$101.8
Other comprehensive income (loss):
Foreign exchange translation adjustment	20.8	16.5	(28.4)	7.1
Hedge activity and interest rate swap, net of tax	1.8	2.5	(0.5)	1.5
Pension and postretirement benefit adjustments, net of tax	4.0	2.0	8.9	4.9
Other comprehensive income (loss)	26.6	21.0	(20.0)	13.5
Comprehensive income	74.6	76.8	71.7	115.3
Noncontrolling interest	0.3	0.3	0.3	0.1
Comprehensive income attributable to Teledyne	$74.9	$77.1	$72.0	$115.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	June 28, 2015	December 28, 2014
Assets
Current Assets
Cash	$61.3	$141.4
Accounts receivable, net	395.6	400.7
Inventories, net	330.2	311.8
Deferred income taxes, net	45.4	42.8
Prepaid expenses and other current assets	41.5	45.0
Total current assets	874.0	941.7
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $440.6 at June 28, 2015 and $417.5 at December 28, 2014	331.3	336.5
Goodwill	1,165.6	1,150.6
Acquired intangibles, net	266.6	277.6
Prepaid pension assets	101.3	86.3
Other assets, net	68.3	69.5
Total Assets	$2,807.1	$2,862.2
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$145.5	$162.5
Accrued liabilities	252.9	290.3
Current portion of long-term debt and capital leases	87.2	86.2
Total current liabilities	485.6	539.0
Long-term debt and capital leases	678.1	618.9
Other long-term liabilities	246.8	235.8
Total Liabilities	1,410.5	1,393.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued shares: 37,697,865 at June 28, 2015 and 37,697,865 at December 28, 2014; Outstanding shares: 35,384,799 at June 28, 2015 and 36,655,584 at December 28, 2014	0.4	0.4
Additional paid-in capital	345.6	326.5
Retained earnings	1,617.7	1,525.7
Treasury stock	(223.9)	(102.1)
Accumulated other comprehensive loss	(343.2)	(323.2)
Total Teledyne Stockholders’ Equity	1,396.6	1,427.3
Noncontrolling interest	—	41.2
Total Stockholders’ Equity	1,396.6	1,468.5
Total Liabilities and Stockholders’ Equity	$2,807.1	$2,862.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(Unaudited - Amounts in millions)

	Six Months
	2015	2014
Operating Activities
Net income	$91.7	$101.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.0	46.6
Deferred income taxes	0.6	3.4
Stock option compensation expense	7.1	6.2
Excess income tax benefits from stock options exercised	(2.1)	(4.0)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	4.9	3.5
Inventories	(21.5)	(22.5)
Prepaid expenses and other assets	(0.6)	0.5
Accounts payable	(18.0)	1.6
Accrued liabilities	(34.9)	(10.2)
Income taxes payable, net	6.1	4.6
Long-term assets	0.7	(4.1)
Other long-term liabilities	3.0	(0.3)
Accrued pension obligation	(6.3)	(8.7)
Accrued postretirement benefits	(0.5)	0.1
Other, net	(0.5)	3.6
Net cash provided by operating activities	75.7	122.1
Investing Activities
Purchases of property, plant and equipment	(21.3)	(20.6)
Purchase of businesses and other investments, net of cash acquired	(62.4)	(2.9)
Proceeds from the disposal of fixed assets	3.3	0.3
Net cash used by investing activities	(80.4)	(23.2)
Financing Activities
Net proceeds from (payments on) credit facility	75.0	(42.9)
Payments on debt	(15.3)	—
Proceeds from exercise of stock options	10.8	13.2
Purchase of treasury stock	(142.0)	(35.6)
Excess income tax benefits from stock options exercised	2.1	4.0
Cash flow hedges	(0.5)	1.5
Net cash used by financing activities	(69.9)	(59.8)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	(1.7)
Increase (decrease) in cash	(80.1)	37.4
Cash—beginning of period	141.4	66.0
Cash—end of period	$61.3	$103.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 28, 2015

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of June 28, 2015 and the consolidated results of operations and consolidated comprehensive income for the three and six months then ended and consolidated cash flows for the six months then ended. The results of operations and cash flows for the period ended June 28, 2015 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year, but will allow early adoption as of the original adoption date. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of determining its implementation approach and assessing the impact on the consolidated financial statements and footnote disclosures.

Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the second quarter and six months ended June 28, 2015 and June 29, 2014 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of March 29, 2015	$(139.8)	$(7.6)	$(222.4)	$(369.8)
Other comprehensive gain (loss) before reclassifications	20.8	0.4	—	21.2
Amounts reclassified from AOCI	—	1.4	4.0	5.4
Net other comprehensive income gain	20.8	1.8	4.0	26.6
Balance as of June 28, 2015	$(119.0)	$(5.8)	$(218.4)	$(343.2)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of March 30, 2014	$(41.8)	$(4.3)	$(126.9)	$(173.0)
Other comprehensive income gain before reclassifications	16.5	1.8	—	18.3
Amounts reclassified from AOCI	—	0.7	2.0	2.7
Net other comprehensive income gain	16.5	2.5	2.0	21.0
Balance as of June 29, 2014	$(25.3)	$(1.8)	$(124.9)	$(152.0)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 28, 2014	$(90.6)	$(5.3)	$(227.3)	$(323.2)
Other comprehensive loss before reclassifications	(28.4)	(2.9)	—	(31.3)
Amounts reclassified from AOCI	—	2.4	8.9	11.3
Net other comprehensive gain (loss)	(28.4)	(0.5)	8.9	(20.0)
Balance as of June 28, 2015	$(119.0)	$(5.8)	$(218.4)	$(343.2)

	Foreign Currency Translation	Cash Flow Hedges	Pension and Postretirement Benefits	Total
Balance as of December 29, 2013	$(32.4)	$(3.3)	$(129.8)	$(165.5)
Other comprehensive gain before reclassifications	7.1	0.2	—	7.3
Amounts reclassified from AOCI	—	1.3	4.9	6.2
Net other comprehensive income gain	7.1	1.5	4.9	13.5
Balance as of June 29, 2014	$(25.3)	$(1.8)	$(124.9)	$(152.0)
The reclassifications out of AOCI for the second quarter and six months ended June 28, 2015 and June 29, 2014 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	June 28, 2015	June 29, 2014	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$1.8	$0.9	Other expense
Income tax benefit	(0.4)	(0.2)	Income tax benefit
Total	$1.4	$0.7

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.1)	Pension expense
Amortization of net actuarial loss	8.1	4.3	Pension expense
Total before tax	6.6	3.2
Income tax benefit	(2.6)	(1.2)	Income tax benefit
Total	$4.0	$2.0

	Amount Reclassified from AOCI Six Months Ended	Amount Reclassified from AOCI Six Months Ended	Statement of Income
	June 28, 2015	June 29, 2014	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$3.2	$1.8	Other expense
Income tax benefit	(0.8)	(0.5)	Income tax benefit
Total	$2.4	$1.3

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(3.0)	(2.2)	Pension expense
Amortization of net actuarial loss	17.1	10.2	Pension expense
Total before tax	14.1	8.0
Income tax benefit	(5.2)	(3.1)	Income tax benefit
Total	$8.9	$4.9

Note 3. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
On June 5, 2015, Teledyne acquired Industrial Control Machines SA (“ICM”) through a Netherlands-based subsidiary for an initial payment of $21.4 million, net of cash acquired. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. Based in Liège, Belgium, ICM is a leading supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening and is part of the Digital Imaging segment.
On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% minority interest in the parent company of Optech Incorporated for $22.0 million in cash. As a result of the purchase, the difference between the cash paid and the balance of noncontrolling interest was recorded to additional paid in capital.
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems and is part of the Instrumentation segment.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt Technology Corporation (“Bolt”) in November 2014. All of the 2014 acquisitions are part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended December 28, 2014, please refer to Note 3 of our 2014 Form 10-K.
Teledyne’s goodwill was $1,165.6 million at June 28, 2015 and $1,150.6 million at December 28, 2014. The increase in the balance of goodwill in 2015 resulted from recent acquisitions, partially offset by the impact of exchange rate changes. Goodwill resulting from the Bowtech and ICM acquisitions will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $266.6 million at June 28, 2015 and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 resulted from amortization and the impact of exchange rate changes, partially offset by acquired intangibles for recent acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the ICM, Bowtech and Bolt acquisitions. The Company made preliminary estimates as of June 28, 2015 since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.

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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for contracts that will mature in the next twelve months total $3.7 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of June 28, 2015, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $64.9 million. These foreign currency forward contracts have maturities ranging from September 2015 to August 2016.
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of June 28, 2015, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	51.0	U.S. Dollars	US$	42.4
Euros		€0.5	Canadian Dollars	C$	0.9
Euros		€1.9	U.S. Dollars	US$	2.2
Great Britain Pounds		£0.9	Australian Dollars	A$	1.8
Great Britain Pounds		£14.5	U.S. Dollars	US$	22.3
Singapore Dollars	S$	1.7	U.S. Dollars	US$	1.3
U.S. Dollars	US$	1.1	Japanese Yen		¥135.0
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

The effect of derivative instruments designated as cash flow hedges in our condensed consolidated financial statements for the second quarter and six months ended June 28, 2015 and June 29, 2014 was as follows (in millions):

	Second Quarter		Six Months
	2015	2014	2015	2014
Net gain (loss) recognized in AOCI (a)	$0.7	$2.3	$(3.9)	$0.2
Net loss reclassified from AOCI into cost of sales (a)	$(1.8)	$(0.9)	$(3.2)	$(1.8)
Net foreign exchange gain recognized in other income and expense (b)	$—	$0.2	$0.3	$0.3
a)    Effective portion, pre-tax
b)     Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended June 28, 2015 was expense of $2.5 million and $2.3 million of gain. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the second quarter and six months ended June 29, 2014 was $1.7 million and $1.2 million of gain, respectively.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	June 28, 2015	December 28, 2014
Derivatives designated as hedging instruments:
Cash flow forward contracts	Accrued liabilities	$(4.6)	$(3.9)
Total derivatives designated as hedging instruments		(4.6)	(3.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.8	0.3
Non-designated forward contracts	Accrued liabilities	(2.5)	(4.8)
Total derivatives not designated as hedging instruments		(1.7)	(4.5)
Total asset (liability) derivatives		$(6.3)	$(8.4)
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
In October 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. In September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share.  Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, which used $91.4 million of the $101.6 million advanced, representing 90% of the estimated shares to be repurchased under the ASR agreement.  In May 2015 the ASR agreement was settled and Teledyne received 78,522 shares of common stock on June 3, 2015.
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
The up-front payments were accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payments were made. The total number of shares of common stock that the Company will repurchase under each ASR is based on the average of the daily volume-weighted average prices of the common stock during the term of the respective ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty.  Final settlement of the September 2014 ASR agreement occurred in May 2015 as noted above.  Final settlement of the February 2015 ASR agreement is expected to occur in December 2015, although the settlement may be accelerated at the ASR Counterparty’s option. The Company has treated the ASR's as a treasury share repurchase of common stock in the period the shares are delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The ASR's meet all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
The February 2015 ASR was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility. The 2011 and 2015 stock repurchase authorizations are expected to remain open continuously, and the number of shares purchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Repurchases would be funded with cash on hand and borrowings under the company’s credit facility. Teledyne has 2,313,066 shares of treasury stock at June 28, 2015.
For the first six months of 2015 and 2014, no stock options were excluded in the computation of diluted earnings per share.
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Second Quarter		Six Months
	2015	2014	2015	2014
Net income attributable to Teledyne	$48.3	$56.1	$92.0	$101.9
Basic earnings per share:
Weighted average common shares outstanding	35.3	37.4	35.5	37.5

Basic earnings per common share	$1.37	$1.50	$2.59	$2.72
Diluted earnings per share:
Weighted average common shares outstanding	35.3	37.4	35.5	37.5
Effect of dilutive securities	0.8	0.7	0.8	0.7
Weighted average diluted common shares outstanding	36.1	38.1	36.3	38.2

Diluted earnings per common share	$1.34	$1.47	$2.53	$2.67
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
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $3.3 million and $7.1 million in stock option compensation expense for the second quarter of 2015 and six months of 2015, respectively. The Company recorded a total of $3.6 million and $6.2 million in stock option compensation expense for the second quarter and six months of 2014, respectively. Employee stock option grants are charged to expense evenly over the three year vesting period. Director stock option grants are charged to expense evenly over the one-year vesting period. For 2015, the Company currently expects approximately $12.6 million in stock option compensation expense based on stock options already granted. This does not include any estimated expense for stock options that may be granted during the remainder of the year and can be impacted by employee retirements and terminations. The Company issues shares of common stock upon the exercise of stock options.
The Company uses its historical stock price volatility on the Company stock to compute the expected volatility for purposes of valuing stock options issued. The period used for the historical stock price corresponded to the expected term of the stock options and was seven years, five months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U. S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience.
No stock options are expected to be granted in 2015.

Stock option transactions for Teledyne’s employee stock option plans for the second quarter and six months ended June 28, 2015 are summarized as follows:

	2015
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,427,529	$64.45	2,499,708	$63.85
Exercised	(110,597)	$62.70	(171,930)	$54.26
Canceled	(25,640)	$84.71	(36,486)	$80.11
Ending balance	2,291,292	$64.31	2,291,292	$64.31
Options exercisable at end of period	1,774,827	$54.35	1,774,827	$54.35
Stock option transactions for Teledyne’s non-employee director stock option plans for the second quarter and six months ended June 28, 2015 are summarized as follows:

	2015
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	341,629	$52.38	351,169	$51.76
Exercised	(24,734)	$49.29	(34,274)	$43.85
Ending balance	316,895	$52.62	316,895	$52.62
Options exercisable at end of period	311,694	$52.24	311,694	$52.24
Performance Share Plan and Restricted Stock Award Program
For the first of three annual installments of the 2012 to 2014 Performance Share Plan, 1,944 shares of Teledyne common stock were issued in the first quarter of 2015. The remaining 8,309 shares are expected to be issued in approximately two equal annual installments. Also in the first quarter of 2015, the restriction was removed for 29,642 shares of Teledyne common stock and 7,662 shares were forfeited related to the 2012 to 2014 Restricted Stock Award Program. In the first six months of 2015, the Company granted 33,016 shares of restricted stock to certain employees at a weighted average fair value of $100.80 per share. Also in the first six months of 2015, 9,018 shares of restricted stock units were issued to non-employee directors at a fair market value of $109.69 per share. These restricted stock units vest one year from the grant date.
Note 7. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $258.9 million at June 28, 2015 and $241.8 million at December 28, 2014. The remainder of the inventories using the LIFO method were $104.6 million at June 28, 2015 and $98.1 million at December 28, 2014. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	June 28, 2015	December 28, 2014
Raw materials and supplies	$148.5	$143.1
Work in process	167.6	153.5
Finished goods	47.4	43.3
	363.5	339.9
Progress payments	(16.5)	(11.6)
LIFO reserve	(16.8)	(16.5)
Total inventories, net	$330.2	$311.8

Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet classification	June 28, 2015	December 28, 2014
Cash (a)	Cash	$61.3	$141.4
Allowance for doubtful accounts	Accounts receivable	$7.6	$7.8
Income tax receivable	Prepaid expenses and other current assets	$9.7	$13.6
Deferred compensation assets	Other assets, net	$50.4	$49.6
Salaries and wages	Accrued liabilities	$97.4	$108.7
Customer deposits and credits	Accrued liabilities	$45.2	$47.9
Accrued pension obligation	Other long-term liabilities	$14.1	$14.2
Accrued postretirement benefits	Other long-term liabilities	$11.1	$11.6
Deferred compensation liabilities	Other long-term liabilities	$47.3	$45.8
Deferred tax liabilities	Other long-term liabilities	$83.3	$77.3
(a) The decrease in cash primarily reflects lower cash balances held by foreign subsidiaries.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first six months of 2015 and 2014 are as follows (in millions):

	Six Months
	2015	2014
Balance at beginning of year	$18.5	$17.3
Accruals for product warranties charged to expense	3.7	1.6
Cost of product warranty claims	(4.0)	(2.6)
Acquisitions	0.2	0.1
Balance at end of period	$18.4	$16.4
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the second quarter and first six months of 2015 was 27.5% and 28.6% respectively. The Company’s effective income tax rate for the second quarter and first six months of 2014 was 28.3% and 27.2%, respectively. The first six months of 2015 included $1.1 million in net income tax benefits, compared with net income tax benefits of $2.1 million for the first six months of 2014. The second quarter of 2015 included income tax benefits of $1.3 million compared with net tax expense for discrete items of $0.2 million for the second quarter of 2014. Excluding net discrete tax items in both periods, the effective tax rates would have been 29.5% for both the second quarter and first six months of 2015 and 28.1% for the second quarter of 2014 and 28.7% for the first six months of 2014.

Note 10. Long-Term Debt and Capital Leases
Long-term debt consisted of the following (in millions):

Balance at	June 28, 2015	December 28, 2014
4.04% Senior Notes due September 2015	$75.0	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	30.0
5.30% Senior Notes due September 2020	75.0	75.0
3.09% Senior Notes due December 2021	95.0	95.0
Term loans due through March 2019, weighted average rate of 1.44% at June 28, 2015 and 1.28% at December 28, 2014	197.5	200.0
Other debt at various rates due through 2031	3.0	14.7
$750.0 million revolving credit facility due March 2018, weighted average rate of 1.34% at June 28, 2015 and 1.24% at December 28, 2014	180.0	105.0
Total debt	755.5	694.7
Less: current portion of long-term debt	(85.9)	(84.9)
Total long-term debt	$669.6	$609.8
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $555.4 million at June 28, 2015. The credit agreement requires the Company to comply with various financial and operating covenants and at June 28, 2015, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at June 28, 2015 and December 28, 2014, approximated the carrying value.
At June 28, 2015, the Company had $9.8 million in capital leases, of which $1.3 million is current. At December 28, 2014, the Company had $10.4 million in capital leases, of which $1.3 million was current. At June 28, 2015, Teledyne had $17.0 million in outstanding letters of credit.
Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company’s financial statements as of and for the fiscal year ended December 28, 2014, included in our 2014 Form 10-K.
At June 28, 2015, the Company’s reserves for environmental remediation obligations totaled $9.2 million, of which $4.8 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, acquisitions, patent infringement, commercial contracts, environmental, employment and employee benefits matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial statements.
Note 12. Pension Plans and Postretirement Benefits
Teledyne’s pension expense was $1.1 million and $0.9 million for the second quarter and first six months of 2015, compared with pension income of $0.4 million and $0.7 million for the second quarter and first six months of 2014, respectively. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For the domestic pension plan, the discount rate decreased to 4.5 percent in 2015 compared with a 5.4 percent discount rate used in 2014. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.4 million and $6.9 million for the both the second quarters and first six months of 2015 and 2014, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic pension plan in 2015 or in 2014. No cash pension contributions are planned for 2015 for the domestic pension plan.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. The following tables set forth the components of net income/expense for Teledyne’s pension plans and postretirement benefit plans for the second quarter and first six months of 2015 and 2014 (in millions):

	Second Quarter		Six Months
Pension Benefits	2015	2014	2015	2014
Service cost — benefits earned during the period	$3.4	$3.1	$6.7	$6.2
Interest cost on benefit obligation	9.8	10.6	19.7	21.3
Expected return on plan assets	(19.1)	(19.1)	(38.3)	(38.2)
Amortization of prior service cost	(1.5)	(1.1)	(3.0)	(2.3)
Amortization of net actuarial loss	8.5	6.1	17.0	12.3
Pension plan curtailment	—	—	(1.2)	—
Net expense (income)	$1.1	$(0.4)	$0.9	$(0.7)

	Second Quarter		Six Months
Postretirement Benefits	2015	2014	2015	2014
Interest cost on benefit obligation	$0.2	$0.1	$0.3	$0.3
Amortization of prior service cost	—	—	—	(0.1)
Amortization of net actuarial gain	(0.1)	(0.2)	(0.1)	(0.3)
Net expense (income)	$0.1	$(0.1)	$0.2	$(0.1)
Note 13. Segment Information
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
Segment results include net sales and operating income by segment but excludes noncontrolling interest, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain non-operating expenses not allocated to our segments.

The following table presents Teledyne’s segment disclosures.

	Second Quarter		%	Six Months		%
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net sales(a):
Instrumentation	$271.3	$276.6	(1.9)%	$541.6	$535.5	1.1%
Digital Imaging	90.8	103.7	(12.4)%	181.2	205.6	(11.9)%
Aerospace and Defense Electronics	147.0	152.2	(3.4)%	288.2	305.5	(5.7)%
Engineered Systems	68.6	64.6	6.2%	131.7	124.0	6.2%
Total net sales	$577.7	$597.1	(3.2)%	$1,142.7	$1,170.6	(2.4)%
Operating income:
Instrumentation	$45.7	$43.8	4.3%	$87.8	$81.3	8.0%
Digital Imaging	8.8	11.7	(24.8)%	18.1	21.4	(15.4)%
Aerospace and Defense Electronics	20.6	22.9	(10.0)%	40.0	46.7	(14.3)%
Engineered Systems	4.8	6.8	(29.4)%	11.5	12.9	(10.9)%
Corporate expense	(11.0)	(10.9)	0.9%	(21.2)	(22.0)	(3.6)%
Operating income	$68.9	$74.3	(7.3)%	$136.2	$140.3	(2.9)%

(a)
Net sales excludes inter-segment sales of $3.8 million and $8.1 million for the second quarter and six months ended June 28, 2015, respectively, and $5.5 million and $9.5 million for the second quarter and six months ended Jun 29, 2014, respectively.

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
The following tables provide a summary of the net sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Second Quarter		Six Months
Instrumentation	2015	2014	2015	2014
Marine Instrumentation	$161.8	$160.1	$321.3	$310.7
Environmental Instrumentation	67.7	69.4	135.4	130.7
Test and Measurement Instrumentation	41.8	47.1	84.9	94.1
Total	$271.3	$276.6	$541.6	$535.5

	Second Quarter		Six Months
Engineered Systems	2015	2014	2015	2014
Engineered Products and Services	$53.5	$50.3	$102.6	$97.9
Turbine Engines	4.0	6.7	9.6	12.8
Energy Systems	11.1	7.6	19.5	13.3
Total	$68.6	$64.6	$131.7	$124.0

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
Our Recent Acquisitions
On June 5, 2015, Teledyne acquired Industrial Control Machines SA (“ICM”) through a Netherlands-based subsidiary for an initial payment of $21.4 million, net of cash acquired. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. Based in Liège, Belgium, ICM is a leading supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening and is part of the Digital Imaging segment.
On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% minority interest in the parent company of Optech Incorporated for $22.0 million in cash. As a result of the purchase, the difference between the cash paid and the balance of noncontrolling interest was recorded to additional paid in capital.
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems and is part of the Instrumentation segment.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt Technology Corporation (“Bolt”) in November 2014. All of the 2014 acquisitions are part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended December 28, 2014, please refer to Note 3 of our 2014 Form 10-K (“2014 Form 10-K”).

Results of Operations

	Second Quarter		Six Months
(in millions)	2015	2014	2015	2014
Net sales	$577.7	$597.1	$1,142.7	$1,170.6
Costs and expenses
Cost of sales	357.7	368.4	703.6	720.1
Selling, general and administrative expenses	151.1	154.4	302.9	310.2
Total costs and expenses	508.8	522.8	1,006.5	1,030.3
Operating income	68.9	74.3	136.2	140.3
Interest expense, net	(6.0)	(4.6)	(11.9)	(9.3)
Other income, net	3.4	8.2	4.2	8.8
Income before income taxes	66.3	77.9	128.5	139.8
Provision for income taxes	18.3	22.1	36.8	38.0
Net income	48.0	55.8	91.7	101.8
Noncontrolling interest	0.3	0.3	0.3	0.1
Net income attributable to Teledyne	$48.3	$56.1	$92.0	$101.9

	Second Quarter		%	Six Months		%
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net sales(a):
Instrumentation	$271.3	$276.6	(1.9)%	$541.6	$535.5	1.1%
Digital Imaging	90.8	103.7	(12.4)%	181.2	205.6	(11.9)%
Aerospace and Defense Electronics	147.0	152.2	(3.4)%	288.2	305.5	(5.7)%
Engineered Systems	68.6	64.6	6.2%	131.7	124.0	6.2%
Total net sales	$577.7	$597.1	(3.2)%	$1,142.7	$1,170.6	(2.4)%
Operating income:
Instrumentation	$45.7	$43.8	4.3%	$87.8	$81.3	8.0%
Digital Imaging	8.8	11.7	(24.8)%	18.1	21.4	(15.4)%
Aerospace and Defense Electronics	20.6	22.9	(10.0)%	40.0	46.7	(14.3)%
Engineered Systems	4.8	6.8	(29.4)%	11.5	12.9	(10.9)%
Corporate expense	(11.0)	(10.9)	0.9%	(21.2)	(22.0)	(3.6)%
Operating income	$68.9	$74.3	(7.3)%	$136.2	$140.3	(2.9)%
(a) After elimination of inter-segment sales, which are not significant.

The table below presents sales and cost of sales by segment and total company:

	Second Quarter		Six Months
(Dollars in millions)	2015	2014	2015	2014
Instrumentation
Sales	$271.3	$276.6	$541.6	$535.5
Cost of sales	$151.8	$155.1	$301.5	$299.7
Cost of sales % of sales	56.0%	56.1%	55.7%	55.9%
Digital Imaging
Sales	$90.8	$103.7	$181.2	$205.6
Cost of sales	$53.8	$64.2	$109.0	$127.7
Cost of sales % of sales	59.2%	61.9%	60.1%	62.1%
Aerospace and Defense Electronics
Sales	$147.0	$152.2	$288.2	$305.5
Cost of Sales	$93.7	$96.6	$183.9	$192.2
Cost of sales % of sales	63.7%	63.5%	63.8%	62.9%
Engineered Systems
Sales	$68.6	$64.6	$131.7	$124.0
Costs of sales	$58.4	$52.5	$109.2	$100.5
Cost of sales % of sales	85.1%	81.3%	82.9%	81.1%
Total Company
Sales	$577.7	$597.1	$1,142.7	$1,170.6
Costs of sales	$357.7	$368.4	$703.6	$720.1
Cost of sales % of sales	61.9%	61.7%	61.6%	61.5%
Second quarter of 2015 compared with the second quarter of 2014
Our second quarter 2015 sales were $577.7 million, compared with sales of $597.1 million for the second quarter of 2014, a decrease of 3.2%. Net income attributable to Teledyne was $48.3 million ($1.34 per diluted share) for the second quarter of 2015, compared with $56.1 million ($1.47 per diluted share) for the second quarter of 2014, a decrease of 13.9%.
Sales
The second quarter of 2015, compared with the second quarter of 2014, reflected lower sales in each segment except the Engineered Systems segment. Second quarter 2015 sales included the impact of acquisitions. Incremental revenue in the second quarter of 2015 from recent acquisitions was $10.0 million.
Cost of Sales
Cost of sales decreased by $10.7 million in the second quarter of 2015, compared with the second quarter of 2014, which primarily reflected the impact of lower sales. Cost of sales as a percentage of sales for the second quarter of 2015 increased slightly to 61.9% from 61.7% in the second quarter of 2014.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the second quarter of 2015 and 2014, were $7.2 million and $5.8 million of favorable operating income and $8.4 million and $5.7 million of unfavorable operating income, respectively.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $3.3 million in the second quarter of 2015, compared with the second quarter of 2014, and primarily reflected the impact of lower sales. Selling, general and administrative expenses for the second quarter of 2015, as a percentage of sales, increased slightly to 26.2%, compared with 25.9% in the second quarter of 2014. Corporate expense was $11.0 million for the second quarter of 2015, compared with $10.9 million for the second quarter of 2014. In the second quarter of 2015 and 2014, we recorded a total of $3.3 million and $3.6 million, respectively, in stock option compensation expense. Employee stock option grants are expensed evenly over the three year vesting period.

Pension Income/Expense
Pension income or expense is included in both cost of sales and selling general and administrative expense. The second quarter of 2015 included pension expense of $1.1 million, compared with pension income of $0.4 million in the second quarter of 2014. In the first quarter of 2015, Teledyne froze the non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For 2015, the discount rate to determine the benefit obligation for the domestic plan was 4.5%, compared with 5.4% in 2014. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.4 million in both the second quarter of 2015 and the second quarter of 2014. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income was $68.9 million for the second quarter of 2015, compared with $74.3 million for the second quarter of 2014, a decrease of 7.3%. The second quarter of 2015, compared with the second quarter of 2014, reflected lower operating income in the each segment except the Instrumentation segment and flat corporate expense. The incremental operating loss included in the results for the second quarter of 2015 from recent acquisitions was $0.9 million which included $1.0 million in additional intangible asset amortization expense.
Interest Expense and Other Income
Interest expense, net of interest income, was $6.0 million for the second quarter of 2015, compared with $4.6 million for the second quarter of 2014. The increase in interest expense primarily reflected the impact of higher outstanding debt levels, due to recent acquisitions and stock repurchases. Other income was $3.4 million for the second quarter of 2015, compared with income of $8.2 million for the second quarter of 2014. Other income and expense for the second quarters of 2015 and 2014 included net gains on legal settlements $3.0 million and $8.3 million, respectively.
Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the second quarter of 2015 was 27.5% compared with 28.3% for the second quarter of 2014.
The second quarter of 2015 reflected $1.3 million in net discrete tax benefits. The second quarter of 2014 reflected $0.2 million in net discrete tax expense. Excluding the net discrete tax items in both periods, the effective tax rates would have been 29.5% for second quarter of 2015 and 28.1% for the second quarter of 2014. The Company’s effective tax rate for fiscal year 2015 is expected to be 29.5%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
First six months of 2015 compared with the first six months of 2014
Our first six months of 2015 sales were $1,142.7 million, compared with sales of $1,170.6 million for the first six months of 2014, a decrease of 2.4%. Net income attributable to Teledyne was $92.0 million ($2.53 per diluted share) for the first six months of 2015, compared with $101.9 million ($2.67 per diluted share) for the first six months of 2014, a decrease of 9.7%.
Sales
The first six months of 2015, compared with the first six months of 2014, reflected lower sales in Digital Imaging and Aerospace and Defense Electronics segments, partially offset by higher sales in the Instrumentation and Engineered Systems segments. The first six months of 2015 sales included the impact of acquisitions. Incremental revenue in the first six months of 2015 from recent acquisitions was $22.2 million.
Cost of Sales
Cost of sales decreased by $16.5 million in the first six months of 2015, compared with the first six months of 2015, which primarily reflected the impact of lower sales. Cost of sales as a percentage of sales for the first six months of 2015 increased slightly to 61.6% from 61.5% in the first six months of 2015, compared with the first six months of 2014.
The aggregate effects of changes in estimates on contracts accounted for under the POC accounting method, in the first six months of 2015 and 2014, were $11.6 million and $11.3 million of favorable operating income and $14.8 million and $12.8 million of unfavorable operating income, respectively.

Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $7.3 million in the first six months of 2015, compared with the first six months of 2014, and reflected the impact of lower sales. Selling, general and administrative expenses for the first six months of 2015, as a percentage of sales, remained at 26.5%, compared with first six months of 2014. Corporate expense was $21.2 million for the first six months of 2015, compared with $22.0 million for the first six months of 2014. In the first six months of 2015 and 2014, we recorded a total of $7.1 million and $6.2 million, respectively, in stock option compensation expense.
Pension Income/Expense
Pension income or expense is included in both cost of sales and selling general and administrative expense. The first six months of 2015 included pension expense of $0.9 million, compared with pension income of $0.7 million in the first six months of 2014. In the first quarter of 2015, Teledyne froze the non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. Pension expense allocated to contracts pursuant to CAS was $6.9 million in both the first six months of 2015 and the first six months of 2014.
Operating Income
Operating income decreased to $136.2 million for the first six months of 2015, from $140.3 million for the first six months of 2014, a decrease of 2.9%. The first six months of 2015, compared with the first six months of 2014, reflected lower operating income in the each segment except the Instrumentation segment, partially offset by lower corporate expense. The incremental operating loss included in the results for the first six months of 2015 from recent acquisitions was $0.8 million which included $2.0 million in additional intangible asset amortization expense.
Interest Expense and Other Income and Expense
Interest expense, net of interest income, was $11.9 million for the first six months of 2015, compared with $9.3 million for the first six months of 2014. The increase in interest expense primarily reflected the impact of higher outstanding debt levels, due to recent acquisitions and stock repurchases. Other income was $4.2 million for the first six months of 2015, compared with income of $8.8 million for the first six months of 2014. Other income and expense for the first six months of 2015 and 2014 included net gains on legal settlements $3.0 million and $8.3 million, respectively.
Income Taxes
The Company’s effective income tax rate for the first six months of 2015 was 28.6% compared with 27.2% for the first six months of 2014. The first six months of 2015 reflected $1.1 million in net discrete tax benefits. The first six months of 2014 reflected $2.1 million in net discrete tax benefits. Excluding the net discrete tax benefits in both periods, the effective tax rates would have been 29.5% for first six months of 2015 and 28.7% for the first six months of 2014.
Segment Results
Segment results include net sales and operating income by segment but excludes noncontrolling interest, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. See Note 13 to these financial statement for additional segment information.
Instrumentation

	Second Quarter		Six Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$271.3	$276.6	$541.6	$535.5
Cost of sales	$151.8	$155.1	$301.5	$299.7
Selling, general and administrative expenses	$73.8	$77.7	$152.3	$154.5
Operating income	$45.7	$43.8	$87.8	$81.3
Cost of sales % of sales	56.0%	56.1%	55.7%	55.9%
Selling, general and administrative expenses % of sales	27.2%	28.1%	28.1%	28.9%
Operating income % of sales	16.8%	15.8%	16.2%	15.2%

Second quarter of 2015 compared with the second quarter of 2014
The Instrumentation segment’s second quarter 2015 sales were $271.3 million, compared with $276.6 million in the second quarter of 2014, a decrease of 1.9%. Operating income for the second quarter of 2015 was $45.7 million, compared with operating income of $43.8 million in the second quarter of 2014, an increase of 4.3%.
The second quarter 2015 sales decrease resulted from lower sales of electronic test and measurement and environmental instrumentation, partially offset by higher sales of marine instrumentation. Sales for electronic test and measurement instrumentation decreased by $5.3 million primarily as a result of lower international sales due in part to the impact of foreign exchange rates. Sales for environmental instrumentation decreased by $1.7 million and reflected lower sales of laboratory and field instrumentation. Sales of for marine instrumentation were higher by $1.7 million and included $9.5 million in incremental sales from recent acquisitions, including Bolt and Bowtech. The higher marine instrumentation sales included increased sales of sensors and interconnects for offshore energy production and were partially offset by lower sales of geophysical sensors for offshore oil exploration and interconnect systems for land based energy applications. The increase in operating income primarily reflected higher margins for electronic test and measurement instrumentation products. The second quarter of 2015 reflected $0.6 million in higher acquired intangible amortization expense primarily due to recent acquisitions and $1.2 million in higher severance costs compared with 2014.
The incremental operating loss included in the results for the second quarter of 2015 from recent acquisitions was $0.6 million, which included $1.0 million in additional intangible asset amortization expense. In 2015, we expect slightly increased sales of marine instrumentation as a result of prior acquisitions, as well as greater sales of marine interconnect systems, partially offset by reduced sales of geophysical sensors for oil and gas exploration.
Second quarter 2015 cost of sales decreased by $3.3 million, compared with the second quarter of 2014, and primarily reflected the impact of lower sales. The cost of sales percentage decreased slightly to 56.0% from 56.1%. Second quarter 2015 selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $3.9 million, compared with the second quarter of 2014, and primarily reflected the impact of lower sales. The selling, general and administrative expense percentage decreased to 27.2% in the second quarter of 2015 from 28.1% in the second quarter of 2014.
First six months of 2015 compared with the first six months of 2014
The Instrumentation segment’s first six months 2015 sales were $541.6 million, compared with $535.5 million in the first six months of 2014, an increase of 1.1%. Operating income for the first six months of 2015 was $87.8 million, compared with operating income of $81.3 million in the first six months of 2014, an increase of 8.0%.
The first six months 2015 sales increase resulted from higher sales of marine instrumentation and environmental instrumentation product lines, partially offset by lower sales of electronic test and measurement instrumentation. The higher sales of $10.6 million for marine instrumentation included $21.7 million in incremental sales from recent acquisitions, including Bolt and Bowtech. Marine instrumentation reflected increased sales of sensors and interconnects for offshore energy production offset by reduced sales of geophysical sensors for oil and gas exploration and lower sales of sonar and marine positioning systems. Sales for environmental instrumentation increased by $4.7 million and primarily reflected higher sales of laboratory and field instrumentation. Sales for electronic test and measurement instrumentation decreased by $9.2 million primarily as a result of lower international sales due in part to the impact of foreign exchange rates. The increase in operating income primarily reflected the impact of higher sales. The first six months of 2015 reflected $1.4 million in higher acquired intangible amortization expense primarily due to recent acquisitions and $1.3 million in higher severance costs compared with 2014.
The incremental operating loss included in the results for the first six months of 2015 from recent acquisitions was $0.5 million, which included $2.0 million in additional intangible asset amortization expense.
The first six months of 2015 cost of sales increased by $1.8 million, compared with the first six months of 2014, and primarily reflected the impact of higher sales. The cost of sales percentage decreased slightly to 55.7% from 55.9%. The first six months of 2015 selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $2.2 million, compared with the first six months of 2014 and reflected lower research and development spending. The selling, general and administrative expense percentage decreased to 28.1% in the first six months of 2015 from 28.9% in the first six months of 2014.

Digital Imaging

	Second Quarter		Six Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$90.8	$103.7	$181.2	$205.6
Cost of sales	$53.8	$64.2	$109.0	$127.7
Selling, general and administrative expenses	$28.2	$27.8	$54.1	$56.5
Operating income	$8.8	$11.7	$18.1	$21.4
Cost of sales % of sales	59.2%	61.9%	60.1%	62.1%
Selling, general and administrative expenses % of sales	31.1%	26.8%	29.9%	27.5%
Operating income % of sales	9.7%	11.3%	10.0%	10.4%
Second quarter of 2015 compared with the second quarter of 2014
The Digital Imaging segment’s second quarter 2015 sales were $90.8 million, compared with $103.7 million in the second quarter of 2014, a decrease of 12.4%. Operating income was $8.8 million for the second quarter of 2015, compared with operating income of $11.7 million in the second quarter of 2014, a decrease of 24.8%.
The second quarter 2015 sales primarily reflected lower sales from U.S. Government research and development contracts and reduced sales of machine vision cameras for semiconductor and electronics inspection, partially offset by increased sales of sensors and cameras for general industrial and life sciences applications. The decrease in operating income in 2015 primarily reflected the impact of lower sales in U. S. Government-related businesses.
Second quarter 2015 cost of sales decreased by $10.4 million, compared with the second quarter of 2014 and reflected the impact of lower sales and product mix differences. The cost of sales percentage in 2015 decreased to 59.2% in the second quarter of 2015, compared with 61.9% for the second quarter of 2014 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $28.2 million in 2015, from $27.8 million in 2014. The selling, general and administrative expense percentage increased to 31.1% in the second quarter of 2015 from 26.8% in the second quarter of 2014 as selling expense was mostly flat despite the lower sales.
First six months of 2015 compared with the first six months of 2014
The Digital Imaging segment’s first six months of 2015 sales were $181.2 million, compared with $205.6 million in the first six months of 2014, a decrease of 11.9%. Operating income was $18.1 million for the first six months of 2015, compared with operating income of $21.4 million in the first six months of 2014, a decrease of 15.4%.
The first six months of 2015 sales primarily reflected lower sales from U.S. Government research and development contracts and reduced sales of imagers for remote sensing, as well as machine vision cameras for semiconductor and electronics inspection, partially offset by increased sales of sensors and cameras for general industrial and life sciences applications. The decrease in operating income in 2015 primarily reflected the impact of lower sales in U. S. Government-related businesses.
The first six months of 2015 cost of sales decreased by $18.7 million, compared with the first six months of 2014 and reflected the impact of lower sales and product mix differences. The cost of sales percentage in 2015 decreased to 60.1% in the first six months of 2015, compared with 62.1% for the first six months of 2014 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $54.1 million in the first six months of 2015, from $56.5 million in first six months of 2014. The selling, general and administrative expense percentage increased to 29.9% in the first six months of 2015 from 27.5% in the first six months of 2014 as selling expense was flat despite the lower sales.

Aerospace and Defense Electronics

	Second Quarter		Six Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$147.0	$152.2	$288.2	$305.5
Cost of sales	$93.7	$96.6	$183.9	$192.2
Selling, general and administrative expenses	$32.7	$32.7	$64.3	$66.6
Operating income	$20.6	$22.9	$40.0	$46.7
Cost of sales % of sales	63.7%	63.5%	63.8%	62.9%
Selling, general and administrative expenses % of sales	22.3%	21.5%	22.3%	21.8%
Operating income % of sales	14.0%	15.0%	13.9%	15.3%
Second quarter of 2015 compared with the second quarter of 2014
The Aerospace and Defense Electronics segment’s second quarter 2015 sales were $147.0 million, compared with $152.2 million in the second quarter of 2014, a decrease of 3.4%. Operating income was $20.6 million for the second quarter of 2015, compared with operating income of $22.9 million in the second quarter of 2014, a decrease of 10.0%.
The second quarter 2015 sales decrease reflected lower sales of $8.6 million from microwave and interconnect systems and $2.4 million from electronic manufacturing services products, partially offset by higher sales of $5.8 million from avionics products and electronic relays. Operating income in the second quarter of 2015 reflected the impact of lower sales, as well as lower margins for most defense electronics products. The 2015 second quarter reflected higher pension expense of $0.8 million, severance costs of $0.5 million and the reversal of facility and consolidation reserves of $1.7 million that was no longer needed.
Second quarter 2015 cost of sales decreased by $2.9 million, compared with the second quarter of 2014, and reflected the impact of lower sales. Cost of sales as a percentage of sales for the second quarter of 2015 increased slightly to 63.7% from 63.5% in the second quarter of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, remained at $32.7 million in the second quarter of 2015, compared with the second quarter of 2014. The selling, general and administrative expense percentage increased to 22.3% in the second quarter of 2015, compared with 21.5% in the second quarter of 2014.
First six months of 2015 compared with the first six months of 2014
The Aerospace and Defense Electronics segment’s first six months of 2015 sales were $288.2 million, compared with $305.5 million in the first six months of 2014, a decrease of 5.7%. Operating income was $40.0 million for the first six months of 2015, compared with operating income of $46.7 million in the first six months of 2014, a decrease of 14.3%.
The first six months of 2015 sales decrease reflected lower sales of $18.2 million from microwave and interconnect systems and $8.4 million from electronic manufacturing services products, partially offset by higher sales of $9.3 million from avionics products and electronic relays. Operating income in the first six months of 2015 reflected the impact of lower sales, as well as lower margins for most defense electronics products. The 2015 first six months of reflected higher pension expense of $0.9 million, severance costs of $0.7 million and the reversal of facility and consolidation reserves of $1.7 million that was no longer needed.
The first six months of 2015 cost of sales decreased by $8.3 million, compared with the first six months of 2014, and reflected the impact of lower sales. Cost of sales as a percentage of sales for the first six months of 2015 increased to 63.8% from 62.9% in the first six months of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $2.3 million, compared with the first six months of 2014, and reflected the impact of lower sales. The selling, general and administrative expense percentage increased to 22.3% in the first six months of 2015, compared with 21.8% in the first six months of 2014.

Engineered Systems

	Second Quarter		Six Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$68.6	$64.6	$131.7	$124.0
Cost of sales	$58.4	$52.5	$109.2	$100.5
Selling, general and administrative expenses	$5.4	$5.3	$11.0	$10.6
Operating income	$4.8	$6.8	$11.5	$12.9
Cost of sales % of sales	85.1%	81.3%	82.9%	81.1%
Selling, general and administrative expenses % of sales	7.9%	8.2%	8.4%	8.5%
Operating income % of sales	7.0%	10.5%	8.7%	10.4%
Second quarter of 2015 compared with the second quarter of 2014
The Engineered Systems segment’s second quarter 2015 sales were $68.6 million, compared with $64.6 million in the second quarter of 2014, an increase of 6.2%. Operating income was $4.8 million for the second quarter 2015, compared with operating income of $6.8 million in the second quarter of 2014, a decrease of 29.4%.
The second quarter 2015 sales increase reflected higher sales of engineered products and services of $3.2 million, which primarily reflected higher sales of space and marine manufacturing programs, and higher sales of energy systems products of $3.5 million. Turbine engine sales were lower by $2.7 million. Operating income in the second quarter of 2015 primarily reflected the impact of lower sales of higher margin turbine engines and higher pension expense of $0.5 million.
Second quarter 2015 cost of sales increased by $5.9 million, compared with the second quarter of 2014, and reflected the impact of higher sales. Cost of sales as a percentage of sales for the second quarter of 2015 increased to 85.1% from 81.3% in the second quarter of 2014 and reflected product mix differences and higher pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $5.4 million for the second quarter of 2015, compared with $5.3 million for the second quarter of 2014. The selling, general and administrative expense percentage was 7.9% for the second quarter of 2015 compared with 8.2% for the second quarter of 2014.
First six months of 2015 compared with the first six months of 2014
The Engineered Systems segment’s first six months of 2015 sales were $131.7 million, compared with $124.0 million in the first six months of 2014, an increase of 6.2%. Operating income was $11.5 million for the first six months of 2015, compared with operating income of $12.9 million in the first six months of 2014, a decrease of 10.9%.
The first six months of 2015 sales increase reflected higher sales of engineered products and services of $4.7 million, which primarily reflected higher sales of space and marine manufacturing programs, and higher sales of energy systems products of $6.2 million. Turbine engine sales were lower by $3.2 million. Operating income in the first six months of 2015 primarily reflected the impact of lower sales of higher margin turbine engines and higher pension expense of $1.0 million.
The first six months of 2015 cost of sales increased by $8.7 million, compared with the first six months of 2014, and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2015 increased to 82.9% from 81.1% in the first six months of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $11.0 million for the first six months of 2015, compared with $10.6 million for the first six months of 2014. The selling, general and administrative expense percentage decreased slightly to 8.4% for the first six months of 2015 compared with 8.5% for the first six months of 2014.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $75.7 million for the first six months of 2015, compared with net cash provided by operating activities of $122.1 million for the first six months of 2014. The lower cash provided by operating activities in the first six months of 2015 reflected lower net income, timing of accounts payable payments and the payment of a scheduled earn-out, payments of expected change in control severance amounts related to the Bolt acquisition, partially offset by the receipt of $3.0 million related to a legal settlement. The 2014 amount included the receipt of $10.0 million related to a legal settlement.
Our net cash used by investing activities was $80.4 million for the first six months of 2015, compared with net cash used by investing activities of $23.2 million for the first six months of 2014. The 2015 amount includes $62.4 million for acquisitions. Capital expenditures for the first six months of 2015 and 2014 were $21.3 million and $20.6 million, respectively.
On June 5, 2015, Teledyne acquired ICM through a Netherlands-based subsidiary for an initial payment of $21.4 million, net of cash acquired. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% minority interest in the parent company of Optech Incorporated for $22.0 million. On February 2, 2015, Teledyne acquired Bowtech through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt on November 18, 2014.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisitions.
Our goodwill was $1,165.6 million at June 28, 2015 and $1,150.6 million at December 28, 2014. The increase in the balance of goodwill in 2015 resulted from recent acquisitions, partially offset by the impact of exchange rate changes. Goodwill resulting from the Bowtech and ICM acquisitions will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $266.6 million at June 28, 2015 and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 primarily resulted from amortization and the impact of exchange rate changes, partially offset by acquired intangibles for recent acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the ICM, Bowtech and Bolt acquisitions. The Company made preliminary estimates as of June 28, 2015, since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
Financing activities used cash of $69.9 million for the first six months of 2015, compared with cash used by financing activities of $59.8 million for the first six months of 2014. Financing activities for the first six months of 2015 reflected net borrowings of $75.0 million while the first six months of 2014 included net payments of debt of $42.9 million. Proceeds from the exercise of stock options were $10.8 million and $13.2 million for the first six months of 2015 and 2014, respectively. On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company’s common stock under at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement.  The ASR agreement was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility.
Working capital decreased to $388.4 million at June 28, 2015, compared with $402.7 million at December 28, 2014, and primarily reflected lower foreign cash balances due to the use of cash for recent acquisitions.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise other forms of debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend up to $60.0 million for capital expenditures in 2015, of which $21.3 million has been spent in the first six months of 2015. No cash pension contributions are planned for 2015 for the domestic pension plan.
Total debt, including capital lease obligations, at June 28, 2015 was $765.3 million, which also includes $180.0 million outstanding under the $750.0 million credit facility. At June 28, 2015, Teledyne had $17.0 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $555.4 million at June 28, 2015. The credit agreements require the Company to comply with various financial and operating covenants and at June 28, 2015 the Company was in compliance with these covenants.
As of June 28, 2015, the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At June 28, 2015, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due through March 2019 (issued in October 2012)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	17.8 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020 and $125.0 million Private Placement Notes due 2019 (issued in December 2014)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	17.8 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose entities or unconsolidated entities.
Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill, acquired intangible assets and other long-lived assets; and accounting for income taxes.
For additional discussion of the application of the other critical accounting policies and other accounting policies, see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2014 Form 10-K.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In July 2015, the FASB deferred the effective date by one year, but will allow early adoption as of the original adoption date. The Company is currently in the process of determining its implementation approach and assessing the impact on the consolidated financial statements and footnote disclosures.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, environmental remediation costs, stock repurchases, taxes, exchange rates and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at June 28, 2015 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $6.5 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $200.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of June 28, 2015, we had $377.5 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.8 million, assuming the $377.5 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 28, 2015, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended June 28, 2015, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2014 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

Item 2.	Unregistered sales of equity securities and use of proceeds
In October 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. Pursuant to this prior authorization, in September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share. Pursuant to the ASR agreement the Company advanced $101.6 million to the ASR Counterparty and received 927,000 shares of common stock, representing 90% of the estimated shares to be repurchased under the ASR, which used $91.4 million of the $101.6 million advanced. The total number of shares of common stock that the Company repurchased under the ASR agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR agreement, less a discount. In May 2015 the ASR agreement was settled and Teledyne received 78,522 shares of common stock on June 3, 2015.
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
The following table sets forth the shares repurchased during each fiscal month during the second quarter of 2015:

Fiscal Month 2015	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 30 - May 3	—	$—		—	1,520,148
May 4 - May 31	—	$—		—	1,520,148
June 1 - June 28	78,522	$101.04	(a)	78,522	1,441,626
Total	78,522	$101.04		78,522
(a) This price represents the average price paid for the common stock repurchased during the term of the 2014 ASR agreement.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 3, 2015	By:	/s/ Susan L. Main
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