Form 10-Q
period 2015-09-27
TELEDYNE TECHNOLOGIES INC
filed 2015-11-03
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2015
Common Stock, $.01 par value per share	35,441,756 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Net sales	$555.4	$601.1	$1,698.1	$1,771.7
Costs and expenses
Cost of sales	345.8	375.4	1,049.4	1,095.5
Selling, general and administrative expenses	140.1	151.4	443.0	461.6
Total costs and expenses	485.9	526.8	1,492.4	1,557.1
Operating income	69.5	74.3	205.7	214.6
Interest expense, net	(6.0)	(4.6)	(17.9)	(13.9)
Other income (expense), net	(2.1)	(1.8)	2.1	7.0
Income before income taxes	61.4	67.9	189.9	207.7
Provision for income taxes	13.1	13.0	49.9	51.0
Net income	48.3	54.9	140.0	156.7
Noncontrolling interest	—	0.7	0.3	0.8
Net income attributable to Teledyne	$48.3	$55.6	$140.3	$157.5

Basic earnings per common share	$1.37	$1.49	$3.96	$4.21
Weighted average common shares outstanding	35.3	37.2	35.4	37.4

Diluted earnings per common share	$1.34	$1.47	$3.88	$4.13
Weighted average diluted common shares outstanding	36.1	37.8	36.2	38.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Net income	$48.3	$54.9	$140.0	$156.7
Other comprehensive income (loss):
Foreign exchange translation adjustment	(33.9)	(35.8)	(62.3)	(28.7)
Hedge activity and interest rate swap, net of tax	(1.4)	(1.9)	(1.9)	(0.4)
Pension and postretirement benefit adjustments, net of tax	4.8	3.1	13.7	8.0
Other comprehensive loss	(30.5)	(34.6)	(50.5)	(21.1)
Comprehensive income	17.8	20.3	89.5	135.6
Noncontrolling interest	—	0.7	0.3	0.8
Comprehensive income attributable to Teledyne	$17.8	$21.0	$89.8	$136.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	September 27, 2015	December 28, 2014
Assets
Current Assets
Cash	$71.5	$141.4
Accounts receivable, net	382.0	400.7
Inventories, net	331.5	311.8
Deferred income taxes, net	47.8	42.8
Prepaid expenses and other current assets	33.7	45.0
Total current assets	866.5	941.7
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $448.4 at September 27, 2015 and $417.5 at December 28, 2014	321.5	336.5
Goodwill	1,149.5	1,150.6
Acquired intangibles, net	253.4	277.6
Prepaid pension assets	108.2	86.3
Other assets, net	71.9	69.5
Total Assets	$2,771.0	$2,862.2
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$151.7	$162.5
Accrued liabilities	245.4	290.3
Current portion of long-term debt and capital leases	14.3	86.2
Total current liabilities	411.4	539.0
Long-term debt and capital leases	698.4	618.9
Other long-term liabilities	240.4	235.8
Total Liabilities	1,350.2	1,393.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued shares: 37,697,865 at September 27, 2015 and 37,697,865 at December 28, 2014; outstanding shares: 35,438,456 at September 27, 2015 and 36,655,584 at December 28, 2014	0.4	0.4
Additional paid-in capital	346.6	326.5
Retained earnings	1,666.0	1,525.7
Treasury stock, 2,259,409 at September 27, 2015 and 1,042,281 at December 28, 2014	(218.5)	(102.1)
Accumulated other comprehensive loss	(373.7)	(323.2)
Total Teledyne Stockholders’ Equity	1,420.8	1,427.3
Noncontrolling interest	—	41.2
Total Stockholders’ Equity	1,420.8	1,468.5
Total Liabilities and Stockholders’ Equity	$2,771.0	$2,862.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(Unaudited - Amounts in millions)

	Nine Months
	2015	2014
Operating Activities
Net income	$140.0	$156.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.9	70.1
Deferred income taxes	(2.8)	(3.3)
Stock option compensation expense	9.7	10.1
Excess income tax benefits from stock options exercised	(3.2)	(4.2)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	14.8	1.0
Inventories	(26.4)	(17.3)
Prepaid expenses and other assets	(1.0)	(0.6)
Accounts payable	(10.4)	(0.4)
Accrued liabilities	(38.8)	(5.0)
Income taxes payable, net	6.4	11.0
Long-term assets	5.2	(5.7)
Other long-term liabilities	(1.8)	1.0
Pension benefits	(8.5)	(11.5)
Postretirement benefits	(0.5)	(0.2)
Other, net	(1.4)	0.6
Net cash provided by operating activities	149.2	202.3
Investing Activities
Purchases of property, plant and equipment	(31.6)	(29.7)
Purchase of businesses and other investments, net of cash acquired	(63.7)	(8.1)
Proceeds from the disposal of fixed assets	3.4	0.2
Net cash used by investing activities	(91.9)	(37.6)
Financing Activities
Net proceeds on credit facility	100.0	26.3
Proceeds on other debt	4.7	—
Payments on other debt	(97.1)	—
Proceeds from exercise of stock options	13.5	14.2
Purchase of treasury stock	(142.0)	(146.6)
Excess income tax benefits from stock options exercised	3.2	4.2
Other, net	(0.5)	(0.3)
Net cash used by financing activities	(118.2)	(102.2)
Effect of exchange rate changes on cash	(9.0)	(2.7)
Increase (decrease) in cash	(69.9)	59.8
Cash—beginning of period	141.4	66.0
Cash—end of period	$71.5	$125.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 27, 2015

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 27, 2015 and the consolidated results of operations and consolidated comprehensive income for the three and nine months then ended and consolidated cash flows for the nine months then ended. The results of operations and cash flows for the period ended September 27, 2015 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
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

Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the third quarter and nine months ended September 27, 2015 and September 28, 2014 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of June 28, 2015	$(119.0)	$(5.8)	$(218.4)	$(343.2)
Other comprehensive loss before reclassifications	(33.9)	(3.2)	—	(37.1)
Amounts reclassified from AOCI	—	1.8	4.8	6.6
Net other comprehensive income (loss)	(33.9)	(1.4)	4.8	(30.5)
Balance as of September 27, 2015	$(152.9)	$(7.2)	$(213.6)	$(373.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of June 29, 2014	$(25.3)	$(1.8)	$(124.9)	$(152.0)
Other comprehensive loss before reclassifications	(35.8)	(2.4)	—	(38.2)
Amounts reclassified from AOCI	—	0.5	3.1	3.6
Net other comprehensive income (loss)	(35.8)	(1.9)	3.1	(34.6)
Balance as of September 28, 2014	$(61.1)	$(3.7)	$(121.8)	$(186.6)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 28, 2014	$(90.6)	$(5.3)	$(227.3)	$(323.2)
Other comprehensive loss before reclassifications	(62.3)	(6.1)	—	(68.4)
Amounts reclassified from AOCI	—	4.2	13.7	17.9
Net other comprehensive income (loss)	(62.3)	(1.9)	13.7	(50.5)
Balance as of September 27, 2015	$(152.9)	$(7.2)	$(213.6)	$(373.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2013	$(32.4)	$(3.3)	$(129.8)	$(165.5)
Other comprehensive loss before reclassifications	(28.7)	(2.2)	—	(30.9)
Amounts reclassified from AOCI	—	1.8	8.0	9.8
Net other comprehensive income (loss)	(28.7)	(0.4)	8.0	(21.1)
Balance as of September 28, 2014	$(61.1)	$(3.7)	$(121.8)	$(186.6)
The reclassifications out of AOCI for the third quarter and nine months ended September 27, 2015 and September 28, 2014 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	September 27, 2015	September 28, 2014	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$2.4	$0.6	Other expense
Income tax benefit	(0.6)	(0.1)	Income tax benefit
Total	$1.8	$0.5

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.2)	Pension expense
Amortization of net actuarial loss	8.9	6.1	Pension expense
Total before tax	7.4	4.9
Income tax benefit	(2.6)	(1.8)	Income tax benefit
Total	$4.8	$3.1

	Amount Reclassified from AOCI Nine Months Ended	Amount Reclassified from AOCI Nine Months Ended	Statement of Income
	September 27, 2015	September 28, 2014	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$5.6	$2.4	Other expense
Income tax benefit	(1.4)	(0.6)	Income tax benefit
Total	$4.2	$1.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(4.5)	$(3.6)	Pension expense
Amortization of net actuarial loss	26.0	16.4	Pension expense
Total before tax	21.5	12.8
Income tax benefit	(7.8)	(4.8)	Income tax benefit
Total	$13.7	$8.0

Note 3. Business Combinations and Investments, Goodwill and Acquired Intangible Assets
On June 5, 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA (“ICM”) for an initial payment of $21.4 million, net of cash acquired. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. Based in Liège, Belgium, ICM is a leading supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening and is part of the Digital Imaging segment.
On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated (“Optech”) for $22.0 million in cash. As a result of the purchase, the difference between the cash paid and the balance of noncontrolling interest was recorded to additional paid in capital. The balance of the noncontrolling interest of $41.2 million at December 28, 2014 decreased by $0.3 million for the net loss and $1.3 million in translation adjustments prior to the purchase which eliminated the remaining balance.  The balance of the noncontrolling interest of $47.0 million at December 29, 2013 decreased by $0.8 million for the net loss and $1.9 million in translation adjustments, resulting in a balance of $44.3 million at September 28, 2014. Teledyne no longer has any noncontrolling interests at September 27, 2015.  Optech is part of the Digital Imaging segment.
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems and is part of the Instrumentation segment.
Also in 2015, Teledyne made an additional investment in Ocean Aero, Inc. (“Ocean Aero”) and now owns a 36.9% interest in Ocean Aero which is accounted for under the equity method.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt Technology Corporation (“Bolt”) in November 2014. All of the 2014 acquisitions are part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The ICM, Bowtech and Optech acquisitions were funded with cash held by foreign subsidiaries. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended December 28, 2014, please refer to Note 3 of our 2014 Form 10-K.
Teledyne’s goodwill was $1,149.5 million at September 27, 2015 and $1,150.6 million at December 28, 2014. The decrease in the balance of goodwill in 2015 resulted from the impact of exchange rate changes, mostly offset by recent acquisitions. Goodwill resulting from the Bowtech and ICM acquisitions will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $253.4 million at September 27, 2015 and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 resulted from amortization and the impact of exchange rate changes, partially offset by acquired intangibles for recent acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the ICM, Bowtech and Bolt acquisitions. The Company made preliminary estimates as of September 27, 2015 since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for contracts that will mature in the next twelve months total $4.9 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of September 27, 2015, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $99.0 million. These foreign currency forward contracts have maturities ranging from December 2015 to February 2018.
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of September 27, 2015, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	50.0	U.S. Dollars	US$	38.0
Euros		€8.1	U.S. Dollars	US$	9.1
Great Britain Pounds		£0.9	Australian Dollars	A$	1.9
Great Britain Pounds		£15.5	U.S. Dollars	US$	23.9
Singapore Dollars	S$	1.7	U.S. Dollars	US$	1.2
U.S. Dollars	US$	0.8	Japanese Yen		¥100.0
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

The effect of derivative instruments designated as cash flow hedges in our condensed consolidated financial statements for the third quarter and nine months ended September 27, 2015 and September 28, 2014 was as follows (in millions):

	Third Quarter		Nine Months
	2015	2014	2015	2014
Net loss recognized in AOCI (a)	$(4.2)	$(3.1)	$(8.2)	$(2.9)
Net loss reclassified from AOCI into cost of sales (a)	$(2.4)	$(0.6)	$(5.6)	$(2.4)
Net foreign exchange (loss) gain recognized in other income and expense (b)	$(0.1)	$0.2	$0.2	$0.5
a)    Effective portion, pre-tax
b)     Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 27, 2015 was expense of $4.6 million and $7.1 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the third quarter and nine months ended September 28, 2014 was $3.1 million and $2.0 million of gain, respectively.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	September 27, 2015	December 28, 2014
Derivatives designated as hedging instruments:
Cash flow forward contracts	Accrued liabilities	$(6.7)	$(3.9)
Total derivatives designated as hedging instruments		(6.7)	(3.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	—	0.3
Non-designated forward contracts	Accrued liabilities	(2.5)	(4.8)
Total derivatives not designated as hedging instruments		(2.5)	(4.5)
Total asset (liability) derivatives		$(9.2)	$(8.4)
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
In October 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. In September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock at an initial price of $98.62 per share.  Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, which used $91.4 million of the $101.6 million advanced, representing 90% of the estimated shares to be repurchased under the ASR agreement.  In May 2015, the ASR agreement was settled and Teledyne received 78,522 shares of common stock on June 3, 2015.
On January 27, 2015, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock. On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company's common stock at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement.
The up-front payments were accounted for as a reduction to stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet in the period the payments were made. The total number of shares of common stock repurchased under each ASR is based on the average of the daily volume-weighted average prices of the common stock during the term of the respective ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty.  Final settlement of the September 2014 ASR agreement occurred in May 2015 as noted above.  Final settlement of the February 2015 ASR agreement is expected to occur in December 2015, although the settlement may be accelerated at the ASR Counterparty’s option. The Company has treated the ASRs as a treasury share repurchase of common stock in the period the shares were delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The ASRs meet all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
The February 2015 ASR was funded by cash on hand and floating rate borrowings of $120.0 million under the $750 million credit facility. The 2011 and 2015 stock repurchase authorizations are expected to remain open continuously, and the number of shares repurchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases are expected to be funded with cash on hand and borrowings under the company’s credit facility. Teledyne has 2,259,409 shares of treasury stock at September 27, 2015.
For the third quarter and first nine months of 2015 and 2014, no stock options were excluded in the computation of diluted earnings per share.
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	Third Quarter		Nine Months
	2015	2014	2015	2014
Net income attributable to Teledyne	$48.3	$55.6	$140.3	$157.5
Basic earnings per share:
Weighted average common shares outstanding	35.3	37.2	35.4	37.4

Basic earnings per common share	$1.37	$1.49	$3.96	$4.21
Diluted earnings per share:
Weighted average common shares outstanding	35.3	37.2	35.4	37.4
Effect of dilutive securities	0.8	0.6	0.8	0.7
Weighted average diluted common shares outstanding	36.1	37.8	36.2	38.1

Diluted earnings per common share	$1.34	$1.47	$3.88	$4.13
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
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. The Company recorded a total of $2.6 million and $9.7 million in stock option compensation expense for the third quarter of 2015 and the first nine months of 2015, respectively. The Company recorded a total of $3.9 million and $10.1 million in stock option compensation expense for the third quarter and the first nine months of 2014, respectively. Employee stock option grants are charged to expense evenly over the three year vesting period. Director stock option grants are charged to expense evenly over the one-year vesting period. For 2015, the Company currently expects approximately $12.2 million in stock option compensation expense based on stock options already granted. This amount is based on stock options currently outstanding and can be impacted by employee retirements and terminations. The Company issues shares of common stock upon the exercise of stock options. No stock options are expected to be granted in 2015.

Stock option transactions for Teledyne’s employee stock option plans for the third quarter and nine months ended September 27, 2015 are summarized as follows:

	2015
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,291,292	$64.31	2,499,708	$63.85
Exercised	(45,528)	$53.27	(217,458)	$54.06
Canceled	(10,185)	$87.23	(46,671)	$81.67
Ending balance	2,235,579	$64.43	2,235,579	$64.43
Options exercisable at end of period	1,732,496	$57.50	1,732,496	$57.50
Stock option transactions for Teledyne’s non-employee director stock option plans for the third quarter and nine months ended September 27, 2015 are summarized as follows:

	2015
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	316,895	$52.62	351,169	$51.76
Exercised	(8,129)	$33.04	(42,403)	$41.78
Ending balance	308,766	$53.13	308,766	$53.13
Options exercisable at end of period	308,296	$53.12	308,296	$53.12
Performance Share Plan and Restricted Stock Award Program
For the first of three annual installments of the 2012 to 2014 Performance Share Plan, 1,944 shares of Teledyne common stock were issued in the first quarter of 2015. The remaining 8,309 shares are expected to be issued in approximately two equal annual installments. In the first quarter of 2015, the restriction was removed for 29,642 shares of Teledyne common stock related to the 2012 to 2014 Restricted Stock Award Program. In addition, in the first nine months of 2015, 13,502 shares were forfeited. In the first nine months of 2015, the Company granted 34,054 shares of restricted stock securities to certain employees at a weighted average fair value of $92.74 per share for the 2015 to 2017 program. Also in the first nine months of 2015, the Company issued 9,534 shares of restricted stock units to non-employee directors at a weighted average fair value of $108.95 per share. The restricted stock units issued to non-employee directors vest one year from the grant date.
Note 7. Inventories
Inventories are stated at the lower of cost or market, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $257.4 million at September 27, 2015 and $241.8 million at December 28, 2014. The remainder of the inventories using the LIFO method were $104.0 million at September 27, 2015 and $98.1 million at December 28, 2014. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation. Inventories consist of the following (in millions):

Balance at	September 27, 2015	December 28, 2014
Raw materials and supplies	$150.6	$143.1
Work in process	167.9	153.5
Finished goods	42.9	43.3
	361.4	339.9
Progress payments	(13.5)	(11.6)
LIFO reserve	(16.4)	(16.5)
Total inventories, net	$331.5	$311.8

Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet classification	September 27, 2015	December 28, 2014
Cash (a)	Cash	$71.5	$141.4
Allowance for doubtful accounts	Accounts receivable	$6.9	$7.8
Income tax receivable	Prepaid expenses and other current assets	$2.8	$13.6
Deferred compensation assets	Other assets, net	$46.9	$49.6
Salaries and wages	Accrued liabilities	$88.5	$108.7
Customer deposits and credits	Accrued liabilities	$44.5	$47.9
Pension obligation - foreign plans	Other long-term liabilities	$13.7	$14.2
Postretirement benefits	Other long-term liabilities	$11.0	$11.6
Deferred compensation liabilities	Other long-term liabilities	$43.8	$45.8
Deferred tax liabilities	Other long-term liabilities	$89.4	$77.3
(a) The decrease in cash primarily reflects the use of cash by foreign subsidiaries to fund the ICM, Bowtech and Optech acquisitions.
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the pre-existing warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties, which are typically one year. The product warranty reserve is included in current and long term accrued liabilities on the balance sheet. Changes in the Company’s product warranty reserve during the first nine months of 2015 and 2014 are as follows (in millions):

	Nine Months
	2015	2014
Balance at beginning of year	$18.5	$17.3
Accruals for product warranties charged to expense	4.6	2.7
Cost of product warranty claims	(5.5)	(4.1)
Acquisitions	0.2	0.1
Balance at end of period	$17.8	$16.0
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and first nine months of 2015 was 21.4% and 26.3% respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2014 was 19.2% and 24.6%, respectively. The first nine months of 2015 included $8.5 million in net discrete income tax benefits, compared with net discrete income tax benefits of $8.2 million for the first nine months of 2014. The third quarter of 2015 included net discrete income tax benefits of $7.4 million compared with net discrete income tax benefits of $6.1 million for the third quarter of 2014. The net discrete income tax benefits in 2015, included the remeasurement of uncertain tax positions due to expiration of statute of limitations, favorable resolution of tax matters, and certain deferred tax adjustments. The net discrete income tax benefits in 2014, included the remeasurement of uncertain tax positions, primarily due to an expiration of statute of limitations and a favorable resolution of a tax matter. Excluding net discrete income tax items in both periods, the effective tax rates would have been 33.5% for the third quarter of 2015 and 30.8% for the first nine months of 2015 and 28.1% for the third quarter of 2014 and 28.5% for the first nine months of 2014. During the next twelve months, it is reasonably possible that expirations of the statutes of limitations could reduce unrecognized tax benefits by $3.6 million. Of the $3.6 million, $3.1 million would affect the effective tax rate.

Note 10. Long-Term Debt and Capital Leases
Long-term debt consisted of the following (in millions):

Balance at	September 27, 2015	December 28, 2014
4.04% Senior Notes due September 2015	$—	$75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	30.0
5.30% Senior Notes due September 2020	75.0	75.0
3.09% Senior Notes due December 2021	95.0	95.0
Term loans due through March 2019, weighted average rate of 1.45% at September 27, 2015 and 1.28% at December 28, 2014	195.0	200.0
Other debt at various rates due through 2031	3.5	14.7
$750.0 million revolving credit facility due March 2018, weighted average rate of 1.35% at September 27, 2015 and 1.24% at December 28, 2014	205.0	105.0
Total debt	703.5	694.7
Less: current portion of long-term debt	(13.0)	(84.9)
Total long-term debt	$690.5	$609.8
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $531.1 million at September 27, 2015. The credit agreement requires the Company to comply with various financial and operating covenants and at September 27, 2015, the Company was in compliance with these covenants. In August 2015, the Company entered into a note purchase agreement providing for a private placement of $125.0 million in aggregate principal amount of senior unsecured notes expected to be issued on November 5, 2015. The notes will consist of $25.0 million of 2.81% senior unsecured notes due November 5, 2020, and $100.0 million of 3.28% senior unsecured notes due November 5, 2022.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at September 27, 2015 and December 28, 2014, approximated the carrying value.
At September 27, 2015, the Company had $9.2 million in capital leases, of which $1.3 million is current. At December 28, 2014, the Company had $10.4 million in capital leases, of which $1.3 million was current. At September 27, 2015, Teledyne had $16.2 million in outstanding letters of credit.
Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 15 of the Company’s financial statements as of and for the fiscal year ended December 28, 2014, included in our 2014 Form 10-K.
At September 27, 2015, the Company’s reserves for environmental remediation obligations totaled $9.1 million, of which $5.0 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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

Note 12. Pension Plans and Postretirement Benefits
Teledyne’s pension expense was $1.0 million and $1.9 million for the third quarter and first nine months of 2015, compared with pension income of $0.3 million and $1.0 million for the third quarter and first nine months of 2014, respectively. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For the domestic pension plan, the discount rate decreased to 4.5 percent in 2015 compared with a 5.4 percent discount rate used in 2014. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.4 million and $10.3 million for both the third quarters and first nine months of 2015 and 2014, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic pension plan in 2015 or in 2014. No cash pension contributions are planned for 2015 for the domestic pension plan.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. The following tables set forth the components of net income/expense for Teledyne’s pension plans and postretirement benefit plans for the third quarter and first nine months of 2015 and 2014 (in millions):

	Third Quarter		Nine Months
Pension Benefits	2015	2014	2015	2014
Service cost — benefits earned during the period	$3.3	$3.2	$10.0	$9.4
Interest cost on benefit obligation	9.9	10.6	29.6	31.9
Expected return on plan assets	(19.2)	(19.1)	(57.5)	(57.3)
Amortization of prior service cost	(1.5)	(1.2)	(4.5)	(3.5)
Amortization of net actuarial loss	8.5	6.2	25.5	18.5
Pension plan curtailment	—	—	(1.2)	—
Net expense (income)	$1.0	$(0.3)	$1.9	$(1.0)

	Third Quarter		Nine Months
Postretirement Benefits	2015	2014	2015	2014
Interest cost on benefit obligation	$0.1	$0.2	$0.4	$0.5
Amortization of prior service cost	—	(0.1)	—	(0.2)
Amortization of net actuarial gain	—	(0.1)	(0.1)	(0.4)
Net expense (income)	$0.1	$—	$0.3	$(0.1)
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

The following table presents Teledyne’s segment disclosures.

	Third Quarter		%	Nine Months		%
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net sales(a):
Instrumentation	$243.2	$280.4	(13.3)%	$784.8	$815.9	(3.8)%
Digital Imaging	95.7	95.6	0.1%	276.9	301.2	(8.1)%
Aerospace and Defense Electronics	151.3	151.8	(0.3)%	439.5	457.3	(3.9)%
Engineered Systems	65.2	73.3	(11.1)%	196.9	197.3	(0.2)%
Total net sales	$555.4	$601.1	(7.6)%	$1,698.1	$1,771.7	(4.2)%
Operating income:
Instrumentation	$38.6	$46.9	(17.7)%	$126.4	$128.2	(1.4)%
Digital Imaging	10.4	7.9	31.6%	28.5	29.3	(2.7)%
Aerospace and Defense Electronics	23.5	21.6	8.8%	63.5	68.3	(7.0)%
Engineered Systems	5.9	8.5	(30.6)%	17.4	21.4	(18.7)%
Corporate expense	(8.9)	(10.6)	(16.0)%	(30.1)	(32.6)	(7.7)%
Operating income	$69.5	$74.3	(6.5)%	$205.7	$214.6	(4.1)%

(a)
Net sales excludes inter-segment sales of $4.8 million and $14.7 million for the third quarter and nine months ended September 27, 2015, respectively, and $4.9 million and $14.8 million for the third quarter and nine months ended September 28, 2014, respectively.

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
The following tables provide a summary of the net sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2015	2014	2015	2014
Marine Instrumentation	$136.5	$167.4	$457.8	$478.1
Environmental Instrumentation	67.4	66.1	202.8	196.8
Test and Measurement Instrumentation	39.3	46.9	124.2	141.0
Total	$243.2	$280.4	$784.8	$815.9

	Third Quarter		Nine Months
Engineered Systems	2015	2014	2015	2014
Engineered Products and Services	$53.1	$57.1	$155.7	$155.0
Turbine Engines	4.1	6.2	13.7	19.0
Energy Systems	8.0	10.0	27.5	23.3
Total	$65.2	$73.3	$196.9	$197.3

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
Our Recent Acquisitions
On June 5, 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA (“ICM”) for an initial payment of $21.4 million, net of cash acquired. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. Based in Liège, Belgium, ICM is a leading supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening and is part of the Digital Imaging segment.
On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% minority interest in the parent company of Optech Incorporated (“Optech”) for $22.0 million in cash. As a result of the purchase, the difference between the cash paid and the balance of noncontrolling interest was recorded to additional paid in capital. Optech is part of the Digital Imaging segment.
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.8 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems and is part of the Instrumentation segment.
Also in 2015, Teledyne made an additional investment in Ocean Aero, Inc. (“Ocean Aero”) and now owns a 36.9% interest in Ocean Aero which is accounted for under the equity method.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt Technology Corporation (“Bolt”) in November 2014. All of the 2014 acquisitions are part of the Instrumentation segment.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The ICM, Bowtech and Optech acquisitions were funded with cash held by foreign subsidiaries. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended December 28, 2014, please refer to Note 3 of our 2014 Annual Report on Form 10-K (“2014 Form 10-K”).

Results of Operations

	Third Quarter		Nine Months
(in millions)	2015	2014	2015	2014
Net sales	$555.4	$601.1	$1,698.1	$1,771.7
Costs and expenses
Cost of sales	345.8	375.4	1,049.4	1,095.5
Selling, general and administrative expenses	140.1	151.4	443.0	461.6
Total costs and expenses	485.9	526.8	1,492.4	1,557.1
Operating income	69.5	74.3	205.7	214.6
Interest expense, net	(6.0)	(4.6)	(17.9)	(13.9)
Other income (expense), net	(2.1)	(1.8)	2.1	7.0
Income before income taxes	61.4	67.9	189.9	207.7
Provision for income taxes	13.1	13.0	49.9	51.0
Net income	48.3	54.9	140.0	156.7
Noncontrolling interest	—	0.7	0.3	0.8
Net income attributable to Teledyne	$48.3	$55.6	$140.3	$157.5

	Third Quarter		%	Nine Months		%
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Net sales(a):
Instrumentation	$243.2	$280.4	(13.3)%	$784.8	$815.9	(3.8)%
Digital Imaging	95.7	95.6	0.1%	276.9	301.2	(8.1)%
Aerospace and Defense Electronics	151.3	151.8	(0.3)%	439.5	457.3	(3.9)%
Engineered Systems	65.2	73.3	(11.1)%	196.9	197.3	(0.2)%
Total net sales	$555.4	$601.1	(7.6)%	$1,698.1	$1,771.7	(4.2)%
Operating income:
Instrumentation	$38.6	$46.9	(17.7)%	$126.4	$128.2	(1.4)%
Digital Imaging	10.4	7.9	31.6%	28.5	29.3	(2.7)%
Aerospace and Defense Electronics	23.5	21.6	8.8%	63.5	68.3	(7.0)%
Engineered Systems	5.9	8.5	(30.6)%	17.4	21.4	(18.7)%
Corporate expense	(8.9)	(10.6)	(16.0)%	(30.1)	(32.6)	(7.7)%
Total operating income	$69.5	$74.3	(6.5)%	$205.7	$214.6	(4.1)%
(a) After elimination of inter-segment sales, which are not significant.

The table below presents sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(Dollars in millions)	2015	2014	2015	2014
Instrumentation
Sales	$243.2	$280.4	$784.8	$815.9
Cost of sales	$137.3	$156.8	$438.8	$456.5
Cost of sales % of sales	56.5%	55.9%	55.9%	56.0%
Digital Imaging
Sales	$95.7	$95.6	$276.9	$301.2
Cost of sales	$56.5	$59.7	$165.5	$187.4
Cost of sales % of sales	59.0%	62.4%	59.8%	62.2%
Aerospace and Defense Electronics
Sales	$151.3	$151.8	$439.5	$457.3
Cost of Sales	$98.0	$99.7	$281.9	$291.9
Cost of sales % of sales	64.8%	65.7%	64.2%	63.9%
Engineered Systems
Sales	$65.2	$73.3	$196.9	$197.3
Costs of sales	$54.0	$59.2	$163.2	$159.7
Cost of sales % of sales	82.9%	80.8%	82.9%	81.0%
Total Company
Sales	$555.4	$601.1	$1,698.1	$1,771.7
Costs of sales	$345.8	$375.4	$1,049.4	$1,095.5
Cost of sales % of sales	62.3%	62.5%	61.8%	61.8%
Third quarter of 2015 compared with the third quarter of 2014
Our third quarter 2015 sales were $555.4 million, compared with sales of $601.1 million for the third quarter of 2014, a decrease of 7.6%. Net income attributable to Teledyne was $48.3 million ($1.34 per diluted share) for the third quarter of 2015, compared with $55.6 million ($1.47 per diluted share) for the third quarter of 2014, a decrease of 13.1%.
Sales
The third quarter of 2015, compared with the third quarter of 2014, reflected lower sales in each segment except the Digital Imaging segment. Third quarter 2015 sales included the impact of acquisitions. Incremental revenue in the third quarter of 2015 from recent acquisitions was $13.5 million.
Cost of Sales
Cost of sales decreased by $29.6 million in the third quarter of 2015, compared with the third quarter of 2014, which primarily reflected the impact of lower sales. Cost of sales as a percentage of sales for the third quarter of 2015 decreased slightly to 62.3% from 62.5% in the third quarter of 2014.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the third quarter of 2015 and 2014, were $7.0 million and $4.6 million of favorable operating income and $10.1 million and $7.1 million of unfavorable operating income, respectively. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.

Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $11.3 million in the third quarter of 2015, compared with the third quarter of 2014, and primarily reflected the impact of lower sales. Selling, general and administrative expenses for the third quarter of 2015, as a percentage of sales remained at 25.2% compared with the third quarter of 2014. Corporate expense was $8.9 million for the third quarter of 2015, compared with $10.6 million for the third quarter of 2014 and reflected lower compensation expense. In the third quarter of 2015 and 2014, we recorded a total of $2.6 million and $3.9 million, respectively, in stock option compensation expense. The lower amount in 2015 primarily reflected the absence of stock option grants in 2015. Employee stock option grants are expensed evenly over the three year vesting period.
Pension Income/Expense
The third quarter of 2015 included pension expense of $1.0 million, compared with pension income of $0.3 million in the third quarter of 2014. In the first quarter of 2015, Teledyne froze the non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For 2015, the discount rate to determine the benefit obligation for the domestic plan was 4.5%, compared with 5.4% in 2014. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.4 million in both the third quarter of 2015 and the third quarter of 2014. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income was $69.5 million for the third quarter of 2015, compared with $74.3 million for the third quarter of 2014, a decrease of 6.5%. The third quarter of 2015, compared with the third quarter of 2014, reflected lower operating income in the Instrumentation and Engineered Systems segments, partially offset by higher operating income in the Digital Imaging and Aerospace and Defense segments and lower corporate expense. The incremental operating loss included in the results for the third quarter of 2015 from recent acquisitions was $0.3 million which included $0.9 million in intangible asset amortization expense.
Interest Expense and Other Income
Interest expense, net of interest income, was $6.0 million for the third quarter of 2015, compared with $4.6 million for the third quarter of 2014. The increase in interest expense primarily reflected the impact of higher outstanding debt levels, due to recent acquisitions and stock repurchases. Other income and expense was expense of $2.1 million for the third quarter of 2015, compared with expense of $1.8 million for the third quarter of 2014.
Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the third quarter of 2015 was 21.4% compared with 19.2% for the third quarter of 2014.
The third quarter of 2015 reflected $7.4 million in net discrete income tax benefits which included the remeasurement of uncertain tax positions due to expiration of statute of limitations, favorable resolution of tax matters, and certain deferred tax adjustments. The third quarter of 2014 reflected $6.1 million in net discrete income tax benefits which included the remeasurement of uncertain tax positions including the expiration of statute of limitations and a favorable resolution of a tax matter. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 33.5% for third quarter of 2015 and 28.1% for the third quarter of 2014. The higher effective tax rate, after net discrete income tax items, in 2015, compared with 2014, primarily reflects a change in the mix of U.S. and foreign earnings. The Company’s effective tax rate for fiscal year 2015 is expected to be 30.8%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.

First nine months of 2015 compared with the first nine months of 2014
Our first nine months of 2015 sales were $1,698.1 million, compared with sales of $1,771.7 million for the first nine months of 2014, a decrease of 4.2%. Net income attributable to Teledyne was $140.3 million ($3.88 per diluted share) for the first nine months of 2015, compared with $157.5 million ($4.13 per diluted share) for the first nine months of 2014, a decrease of 10.9%.
Sales
The first nine months of 2015, compared with the first nine months of 2014, reflected lower sales in each segment. The first nine months of 2015 sales included the impact of acquisitions. Incremental revenue in the first nine months of 2015 from recent acquisitions was $35.7 million.
Cost of Sales
Cost of sales decreased by $46.1 million in the first nine months of 2015, compared with the first nine months of 2014, which reflected the impact of lower sales. Cost of sales as a percentage of sales for the first nine months of 2015 remained at 61.8%, compared with the first nine months of 2014.
The aggregate effects of changes in estimates on contracts accounted for under the POC accounting method, in the first nine months of 2015 and 2014, were $19.3 million and $14.8 million of favorable operating income and $33.3 million and $21.5 million of unfavorable operating income, respectively. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $18.6 million in the first nine months of 2015, compared with the first nine months of 2014, and reflected the impact of lower sales. Selling, general and administrative expenses for the first nine months of 2015, as a percentage of sales, remained at 26.1%, compared with the first nine months of 2014. Corporate expense was $30.1 million for the first nine months of 2015, compared with $32.6 million for the first nine months of 2014 and reflected lower compensation expense. In the first nine months of 2015 we recorded a total of $9.7 million in stock option compensation expense, compared with $10.1 million in the first nine months of 2014.
Pension Income/Expense
The first nine months of 2015 included pension expense of $1.9 million, compared with pension income of $1.0 million in the first nine months of 2014. Pension expense allocated to contracts pursuant to CAS was $10.3 million in both the first nine months of 2015 and the first nine months of 2014.
Operating Income
Operating income was $205.7 million for the first nine months of 2015, compared with $214.6 million for the first nine months of 2014, a decrease of 4.1%. The first nine months of 2015, compared with the first nine months of 2014, reflected lower operating income in each segment, partially offset by lower corporate expense. The incremental operating loss included in the results for the first nine months of 2015 from recent acquisitions was $1.0 million which included $2.9 million in additional intangible asset amortization expense.
Interest Expense and Other Income and Expense
Interest expense, net of interest income, was $17.9 million for the first nine months of 2015, compared with $13.9 million for the first nine months of 2014. The increase in interest expense primarily reflected the impact of higher outstanding debt levels, due to recent acquisitions and stock repurchases. Other income was $2.1 million for the first nine months of 2015, compared with income of $7.0 million for the first nine months of 2014. Other income and expense for the first nine months of 2015 and 2014 included net gains on legal settlements of $3.0 million and $7.0 million, respectively.
Income Taxes
The Company’s effective income tax rate for the first nine months of 2015 was 26.3% compared with 24.6% for the first nine months of 2014. The first nine months of 2015 reflected $8.5 million in net discrete income tax benefits which included the remeasurement of uncertain tax positions due to expiration of statute of limitations, favorable resolution of tax matters, and certain deferred tax adjustments. The first nine months of 2014 reflected $8.2 million in net discrete income tax benefits which included the remeasurement of uncertain tax positions, primarily due to an expiration of statute of limitations and a favorable resolution of a tax matter. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 30.8% for the first nine months of 2015 and 28.5% for the first nine months of 2014. The higher effective tax rate, after net discrete income tax items in 2015, compared with 2014, primarily reflects a change in the mix of U.S. and foreign earnings.

Segment Results
Segment results include net sales and operating income by segment but excludes noncontrolling interest, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. See Note 13 to these condensed consolidated financial statements for additional segment information.

Instrumentation

	Third Quarter		Nine Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$243.2	$280.4	$784.8	$815.9
Cost of sales	$137.3	$156.8	$438.8	$456.5
Selling, general and administrative expenses	$67.3	$76.7	$219.6	$231.2
Operating income	$38.6	$46.9	$126.4	$128.2
Cost of sales % of sales	56.5%	55.9%	55.9%	56.0%
Selling, general and administrative expenses % of sales	27.6%	27.4%	28.0%	28.3%
Operating income % of sales	15.9%	16.7%	16.1%	15.7%
Third quarter of 2015 compared with the third quarter of 2014
The Instrumentation segment’s third quarter 2015 sales were $243.2 million, compared with $280.4 million in the third quarter of 2014, a decrease of 13.3%. Operating income for the third quarter of 2015 was $38.6 million, compared with operating income of $46.9 million in the third quarter of 2014, a decrease of 17.7%.
The third quarter 2015 sales decrease resulted from lower sales of marine instrumentation and electronic test and measurement instrumentation, partially offset by higher sales of environmental instrumentation. Sales for marine instrumentation decreased by $30.9 million and primarily reflected lower sales of geophysical sensors for offshore oil exploration, interconnect systems for land-based energy applications, and other marine sensors and systems, especially for international markets, partially offset by $10.8 million in incremental sales from recent acquisitions. Sales of electronic test and measurement instrumentation decreased $7.6 million and sales of environmental instrumentation increased $1.3 million.
The decrease in operating income primarily reflected the impact of lower sales. The third quarter of 2015 reflected $0.6 million in higher severance costs compared with the third quarter of 2014. The incremental operating loss included in the results for the third quarter of 2015 from recent acquisitions was $0.5 million, which included $0.8 million of intangible asset amortization expense.
Third quarter 2015 cost of sales decreased by $19.5 million, compared with the third quarter of 2014, and primarily reflected the impact of lower sales. The cost of sales percentage increased slightly to 56.5% from 55.9%. Third quarter 2015 selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $9.4 million, compared with the third quarter of 2014, and reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 27.6% in the third quarter of 2015 from 27.4% in the third quarter of 2014.
First nine months of 2015 compared with the first nine months of 2014
The Instrumentation segment’s first nine months of 2015 sales were $784.8 million, compared with $815.9 million in the first nine months of 2014, a decrease of 3.8%. Operating income for the first nine months of 2015 was $126.4 million, compared with operating income of $128.2 million in the first nine months of 2014, a decrease of 1.4%.
The first nine months of 2015 sales decreased from lower sales of marine instrumentation and electronic test and measurement instrumentation, partially offset by higher sales of environmental instrumentation. Sales for marine instrumentation decreased by $20.3 million and primarily reflected lower sales of geophysical sensors for offshore oil exploration, interconnect systems for land-based energy applications, and other marine sensors and systems, partially offset by $32.5 million in incremental sales from recent acquisitions. Sales of electronic test and measurement instrumentation decreased $16.8 million primarily as a result of lower international sales due in part to the impact of foreign exchange rates. Sales of environmental instrumentation increased $6.0 million.
The decrease in operating income primarily reflected the impact of lower sales. The first nine months of 2015 reflected $1.7 million in higher acquired intangible amortization expense primarily due to recent acquisitions and $1.9 million in higher severance costs compared with the first nine months of 2014. The incremental operating loss included in the results for the first nine months of 2015 from recent acquisitions was $1.1 million, which included $2.8 million in intangible asset amortization expense.
The first nine months of 2015 cost of sales decreased by $17.7 million, compared with the first nine months of 2014, and reflected the impact of lower sales. The cost of sales percentage decreased slightly to 55.9% from 56.0%. The first nine months of 2015 selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $11.6 million, compared with the first nine months of 2014 and reflected the impact of lower sales. The selling, general and administrative expense percentage decreased slightly to 28.0% in the first nine months of 2015 from 28.3% in the first nine months of 2014.
Digital Imaging

	Third Quarter		Nine Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$95.7	$95.6	$276.9	$301.2
Cost of sales	$56.5	$59.7	$165.5	$187.4
Selling, general and administrative expenses	$28.8	$28.0	$82.9	$84.5
Operating income	$10.4	$7.9	$28.5	$29.3
Cost of sales % of sales	59.0%	62.4%	59.8%	62.2%
Selling, general and administrative expenses % of sales	30.1%	29.3%	29.9%	28.1%
Operating income % of sales	10.9%	8.3%	10.3%	9.7%
Third quarter of 2015 compared with the third quarter of 2014
The Digital Imaging segment’s third quarter 2015 sales were $95.7 million, compared with $95.6 million in the third quarter of 2014, an increase of 0.1%. Operating income was $10.4 million for the third quarter of 2015, compared with operating income of $7.9 million in the third quarter of 2014, an increase of 31.6%.
The third quarter 2015 sales included $2.7 million in incremental sales from a recent acquisition. The third quarter 2015 sales also reflected increased sales of commercial digital imaging systems, including machine vision cameras, X-ray sensors and laser-based mapping systems offset by lower sales of infrared imaging systems and from U.S. Government research and development contracts. The increase in operating income in 2015 reflected improved margins across a number of product categories as a result of ongoing cost reductions.
Third quarter 2015 cost of sales decreased by $3.2 million, compared with the third quarter of 2014 and reflected the impact of product mix differences. The cost of sales percentage in 2015 decreased to 59.0% in the third quarter of 2015, compared with 62.4% for the third quarter of 2014 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $28.8 million in 2015, from $28.0 million in 2014. The selling, general and administrative expense percentage increased to 30.1% in the third quarter of 2015 from 29.3% in the third quarter of 2014.
First nine months of 2015 compared with the first nine months of 2014
The Digital Imaging segment’s first nine months of 2015 sales were $276.9 million, compared with $301.2 million in the first nine months of 2014, a decrease of 8.1%. Operating income was $28.5 million for the first nine months of 2015, compared with operating income of $29.3 million in the first nine months of 2014, a decrease of 2.7%.
The first nine months of 2015 sales primarily reflected lower sales from U.S. Government research and development contracts and reduced sales of machine vision cameras for semiconductor and electronics inspection and of infrared imaging systems, partially offset by increased sales of sensors and cameras for life sciences and general industrial applications. The first nine months of 2015 sales included $3.2 million in incremental sales from a recent acquisition. The decrease in operating income in 2015 reflected the impact of lower sales, partially offset by improved margins across a number of product categories as a result of ongoing cost reductions.
The first nine months of 2015 cost of sales decreased by $21.9 million, compared with the first nine months of 2014 and reflected the impact of lower sales and product mix differences. The cost of sales percentage in 2015 decreased to 59.8% in the first nine months of 2015, compared with 62.2% for the first nine months of 2014 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $82.9 million in the first nine months of 2015, from $84.5 million in first nine months of 2014. The selling, general and administrative expense percentage increased slightly to 29.9% in the first nine months of 2015 from 28.1% in the first nine months of 2014.

Aerospace and Defense Electronics

	Third Quarter		Nine Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$151.3	$151.8	$439.5	$457.3
Cost of sales	$98.0	$99.7	$281.9	$291.9
Selling, general and administrative expenses	$29.8	$30.5	$94.1	$97.1
Operating income	$23.5	$21.6	$63.5	$68.3
Cost of sales % of sales	64.8%	65.7%	64.2%	63.9%
Selling, general and administrative expenses % of sales	19.7%	20.1%	21.4%	21.2%
Operating income % of sales	15.5%	14.2%	14.4%	14.9%
Third quarter of 2015 compared with the third quarter of 2014
The Aerospace and Defense Electronics segment’s third quarter 2015 sales were $151.3 million, compared with $151.8 million in the third quarter of 2014, a decrease of 0.3%. Operating income was $23.5 million for the third quarter of 2015, compared with operating income of $21.6 million in the third quarter of 2014, an increase of 8.8%.
The third quarter 2015 sales reflected lower sales of $2.7 million from electronic manufacturing services products and $0.7 million of microwave and interconnect systems, partially offset by higher net sales of $2.9 million from avionics products and electronic relays. Operating income in the third quarter of 2015 reflected the impact of improved margins for microwave and interconnect systems, as well as increased sales of higher margin avionics products. The third quarter of 2015 reflected higher pension expense of $0.5 million.
Third quarter 2015 cost of sales decreased by $1.7 million, compared with the third quarter of 2014. Cost of sales as a percentage of sales for the third quarter of 2015 decreased to 64.8% from 65.7% in the third quarter of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, was $29.8 million in the third quarter of 2015, compared with the $30.5 million in the third quarter of 2014. The selling, general and administrative expense percentage decreased to 19.7% in the third quarter of 2015, compared with 20.1% in the third quarter of 2014.
First nine months of 2015 compared with the first nine months of 2014
The Aerospace and Defense Electronics segment’s first nine months of 2015 sales were $439.5 million, compared with $457.3 million in the first nine months of 2014, a decrease of 3.9%. Operating income was $63.5 million for the first nine months of 2015, compared with operating income of $68.3 million in the first nine months of 2014, a decrease of 7.0%.
The first nine months of 2015 sales decrease reflected lower sales of $18.9 million from microwave and interconnect systems and $11.1 million from electronic manufacturing services products, partially offset by higher net sales of $12.2 million from avionics products and electronic relays. Operating income in the first nine months of 2015 reflected the impact of lower sales, as well as lower margins for most defense electronics products. The first nine months of 2015 reflected higher pension expense of $1.4 million and the reversal of facility and consolidation reserves of $1.7 million no longer needed.
The first nine months of 2015 cost of sales decreased by $10.0 million, compared with the first nine months of 2014, and reflected the impact of lower sales. Cost of sales as a percentage of sales for the first nine months of 2015 increased slightly to 64.2% from 63.9% in the first nine months of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $3.0 million, compared with the first nine months of 2014, and reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 21.4% in the first nine months of 2015, compared with 21.2% in the first nine months of 2014.

Engineered Systems

	Third Quarter		Nine Months
(Dollars in millions)	2015	2014	2015	2014
Sales	$65.2	$73.3	$196.9	$197.3
Cost of sales	$54.0	$59.2	$163.2	$159.7
Selling, general and administrative expenses	$5.3	$5.6	$16.3	$16.2
Operating income	$5.9	$8.5	$17.4	$21.4
Cost of sales % of sales	82.9%	80.8%	82.9%	81.0%
Selling, general and administrative expenses % of sales	8.1%	7.6%	8.3%	8.2%
Operating income % of sales	9.0%	11.6%	8.8%	10.8%
Third quarter of 2015 compared with the third quarter of 2014
The Engineered Systems segment’s third quarter 2015 sales were $65.2 million, compared with $73.3 million in the third quarter of 2014, a decrease of 11.1%. Operating income was $5.9 million for the third quarter 2015, compared with operating income of $8.5 million in the third quarter of 2014, a decrease of 30.6%.
The third quarter 2015 sales reflected lower sales of engineered products and services of $4.0 million, lower turbine engine sales of $2.1 million and lower sales of energy systems products of $2.0 million. The lower sales of engineered products and services primarily resulted from lower sales of marine manufacturing programs due in part to the timing of shipments. Operating income in the third quarter of 2015 primarily reflected the impact of lower sales including higher margin turbine engines and higher pension expense of $0.5 million.
Third quarter 2015 cost of sales decreased by $5.2 million, compared with the third quarter of 2014, and reflected the impact of lower sales. Cost of sales as a percentage of sales for the third quarter of 2015 increased to 82.9% from 80.8% in the third quarter of 2014 and reflected product mix differences and higher pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $5.3 million for the third quarter of 2015, compared with $5.6 million for the third quarter of 2014. The selling, general and administrative expense percentage increased to 8.1% for the third quarter of 2015 compared with 7.6% for the third quarter of 2014.
First nine months of 2015 compared with the first nine months of 2014
The Engineered Systems segment’s first nine months of 2015 sales were $196.9 million, compared with $197.3 million in the first nine months of 2014, a decrease of 0.2%. Operating income was $17.4 million for the first nine months of 2015, compared with operating income of $21.4 million in the first nine months of 2014, a decrease of 18.7%.
The first nine months of 2015 sales reflected higher sales of energy systems products of $4.2 million and engineered products and services of $0.7 million. The higher energy systems sales primarily reflected increased sales for government energy systems. Turbine engine sales were lower by $5.3 million and reflected decreased sales for the Joint Air-to-Surface Standoff Missile program. Operating income in the first nine months of 2015 reflected the impact of lower sales including higher margin turbine engines and higher pension expense of $1.5 million.
The first nine months of 2015 cost of sales increased by $3.5 million, compared with the first nine months of 2014, and reflected higher pension expense. Cost of sales as a percentage of sales for the first nine months of 2015 increased to 82.9% from 81.0% in the first nine months of 2014. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $16.3 million for the first nine months of 2015, compared with $16.2 million for the first nine months of 2014. The selling, general and administrative expense percentage increased slightly to 8.3% for the first nine months of 2015 compared with 8.2% for the first nine months of 2014.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $149.2 million for the first nine months of 2015, compared with net cash provided by operating activities of $202.3 million for the first nine months of 2014. The lower cash provided by operating activities in the first nine months of 2015 reflected lower net income, higher income tax payments and payments of expected change in control severance amounts related to the Bolt acquisition, partially offset by the receipt of $3.0 million related to a legal settlement. The 2014 amount included the receipt of $10.0 million related to a legal settlement.
Our net cash used by investing activities was $91.9 million for the first nine months of 2015, compared with net cash used by investing activities of $37.6 million for the first nine months of 2014. The 2015 amount includes $63.7 million for acquisitions compared with $8.1 million in the first nine months of 2014. See "Our Recent Acquisitions" section of this Management's Discussion and Analysis for additional information on acquisitions. Capital expenditures for the first nine months of 2015 and 2014 were $31.6 million and $29.7 million, respectively.
Our goodwill was $1,149.5 million at September 27, 2015 and $1,150.6 million at December 28, 2014. The decrease in the balance of goodwill in 2015 resulted from the impact of exchange rate changes, mostly offset by recent acquisitions. Goodwill resulting from the Bowtech and ICM acquisitions will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $253.4 million at September 27, 2015 and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 primarily resulted from amortization and the impact of exchange rate changes, partially offset by acquired intangibles for recent acquisitions. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the ICM, Bowtech and Bolt acquisitions. The Company made preliminary estimates as of September 27, 2015, since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
Financing activities used cash of $118.2 million for the first nine months of 2015, compared with cash used by financing activities of $102.2 million for the first nine months of 2014. Financing activities for the first nine months of 2015 reflected net borrowings of $7.6 million while the first nine months of 2014 included net proceeds from debt of $26.3 million. Proceeds from the exercise of stock options were $13.5 million and $14.2 million for the first nine months of 2015 and 2014, respectively. On February 2, 2015, the Company entered into a $142.0 million accelerated share repurchase (“ASR”) agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company’s common stock at an initial price of $94.68 per share. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement.  The ASR agreement was funded by cash on hand and floating rate borrowings of $120.0 million under the $750.0 million credit facility. The Company plans to enter into a new $100 million ASR agreement in the near-term. In August 2015, the Company entered into a note purchase agreement providing for a private placement of $125.0 million in aggregate principal amount of senior unsecured notes expected to be issued on November 5, 2015. The notes will consist of $25.0 million of 2.81% senior unsecured notes due November 5, 2020, and $100.0 million of 3.28% senior unsecured notes due November 5, 2022. Teledyne intends to use the proceeds of the private placement for general corporate purposes including refinancing existing debt, acquisitions and share repurchases. The closing of the transaction contemplated by the note purchase agreement and the issuance of the notes, which are expected to take place on November 5, 2015, are subject to customary closing conditions. The company plans to enter into a new accelerated share repurchase agreement for approximately $100.0 million in the near-term.
Working capital increased to $455.1 million at September 27, 2015, compared with $402.7 million at December 28, 2014, and primarily reflected the repayment of short term debt partially offset by lower foreign cash balances due to the use of cash for recent acquisitions.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise other forms of debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend up to $55.0 million for capital expenditures in 2015, of which $31.6 million has been spent in the first nine months of 2015. No cash pension contributions are planned for 2015 for the domestic pension plan.
Total debt, including capital lease obligations, at September 27, 2015 was $712.7 million, which includes $205.0 million outstanding under the $750.0 million credit facility. At September 27, 2015, Teledyne had $16.2 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $531.1 million at September 27, 2015. The credit agreements require the Company to comply with various financial and operating covenants and at September 27, 2015, the Company was in compliance with these covenants.

As of September 27, 2015, the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At September 27, 2015, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2018 and $200.0 million term loans due through March 2019 (issued in October 2012)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.9 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.7 to 1

$250.0 million Private Placement Notes due 2015, 2017 and 2020 and $125.0 million Private Placement Notes due 2019 (issued in December 2014)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.9 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.7 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, product sales, note issuances, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, environmental remediation costs, stock repurchases, taxes, exchange rates and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at September 27, 2015 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $9.9 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $195.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of September 27, 2015, we had $400.0 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $4.0 million, assuming the $400.0 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 27, 2015, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended September 27, 2015, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1
Note Purchase Agreement, dated August 27, 2015, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated August 27, 2015).

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 3, 2015	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1
Note Purchase Agreement, dated August 27, 2015, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K dated August 27, 2015).

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