Form 10-K
period 2016-01-03
TELEDYNE TECHNOLOGIES INC
filed 2016-03-01
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 26, 2015, was $3.4 billion, based on the closing price of a share of Common Stock on such date, which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 25, 2016, there were 34,467,315 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s proxy statement for its 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning on page 13 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business
Who We Are
Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets. We have evolved from a company that was primarily focused on aerospace and defense to one that serves multiple markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, electronics design and development, factory automation and medical imaging. Our products include monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, digital imaging sensors and cameras, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.
Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545. We are a Delaware corporation that was spun-off as an independent company on November 29, 1999.
Total sales in 2015 were $2,298.1 million, compared with $2,394.0 million in 2014 and $2,338.6 million in 2013. Approximately 74% of our total sales in 2015 were to commercial and international customers and the balance was to the U.S. Government, as a prime contractor or subcontractor. Approximately 54% of these U.S. Government sales were attributable to fixed-price type contracts and the balance to cost-plus-fee type contracts. Sales to international customers accounted for approximately 44% of total sales in 2015.
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

Our Recent Acquisitions
Consistent with our strategy, during 2015, we made acquisitions and investments totaling $66.7 million, which included the following:
To broaden our marine instrumentation capabilities:

•	Bowtech Products Limited (“Bowtech”) - Bowtech, based in Aberdeen, Scotland designs and manufactures harsh underwater environment vision systems.
To expand our digital imaging capabilities:

•
Industrial Control Machines SA (“ICM”) - ICM, based in Liège, Belgium, is a supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening.

•	Acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated (“Optech”).

Our Business Segments
Our businesses are aligned in four segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics, and Engineered Systems. Financial information about our business segments can be found in Note 12 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
The respective percentage contributions of our four business segments to our total sales in 2015, 2014 and 2013 are summarized in the following table:

	Percentage of Sales
Segment contribution to total sales (a)	2015	2014	2013
Instrumentation	46%	47%	44%
Digital Imaging	16%	17%	18%
Aerospace and Defense Electronics	26%	25%	26%
Engineered Systems	12%	11%	12%
Total	100%	100%	100%

(a)	See further discussion of our four segments in Note 12 to the Notes to Consolidated Financial Statements
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
We design and manufacture geophysical streamer cables, hydrophones, seismic energy sources and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. Through our 2014 acquisition of Bolt Technology Corporation (“Bolt”), we are now a leading supplier of marine seismic energy sources and replacement parts for offshore energy exploration. Our Acoustic Doppler Current Profilers (“ADCPs”) precisely measure currents at varying depths in oceans and rivers, and our Doppler Velocity Logs (“DVLs”) are used for navigation by civilian and military surface ships, unmanned underwater vehicles and naval divers. In addition to our DVLs, which are acoustic navigation devices, we design and manufacture inertial sensing and navigation products, as well as subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. We also design and manufacture remotely-controlled and tethered instrumentation deployment vehicles used for current measurement, seafloor mapping and measurement of physical parameters such as salinity.
Additionally, we design and manufacture hydrographic survey instrumentation used in port surveys, dredging, pre- and post-installation of offshore energy infrastructure and other challenging underwater applications. Our multibeam sonar systems range from portable high-resolution systems used on autonomous underwater vehicles (“AUVs”) to full ocean depth vessel-mounted oceanographic systems. Our multibeam sonar systems are used for creating highly accurate maps of underwater offshore constructions, wrecks or quay walls in harbors, and in particular, high-quality maps of the seafloor. With advanced imaging capabilities, our sonars create images of hidden structures on the seafloor and are also used to create real-time images of the environment in the oceans and enable precise navigation of AUVs. Our products are being utilized in both commercial and defense applications where we provide systems for detecting mines in the water.

We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment and submerged monitoring systems. We also manufacture subsea and topside pipeline corrosion and erosion monitoring detectors, subsea pressure and temperature sensors as well as flow integrity monitoring solutions for the oil and gas industry. These flow assurance sensors and equipment rely on our wet-mateable interconnect systems and our sensor feed-through systems. Our Teledyne Marine group and Teledyne Scientific Company continue to work collaboratively to improve the reliability of materials exposed to ultra deep-sea conditions.
Other marine products used by the U.S. Navy and commercial customers include acoustic modems for networked underwater communication and optical underwater cameras and LED lighting sources.
Using our acoustic technology, we also provide quality control and package integrity systems under the Taptone® brand to the food and beverage, personal care and pharmaceutical industries.
We manufacture complete AUVs. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with very low power consumption. Glider applications range from oceanographic research to military persistent surveillance systems as part of a mobile underwater sensing and communication network. The modular design of our battery-powered, man-portable Gavia™ AUV allows for rapid sensor bay reconfiguration and battery replacement capability. Our Slocum gliders, as well as our ADCPs, are being used as part of the National Science Foundation’s Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales. Through the SeaBotix business, we design and manufacture Inspection Class remotely operated vehicles (“ROVs”) used in maritime security, military, search and rescue, aquaculture, and scientific research applications.
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
Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, carbon dioxide, oxides of nitrogen and ozone in order to measure the quality of the air we breathe. Our instrumentation also monitors particulate air pollution, and we supply environmental monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, and vacuum and flow measurement devices. We were a pioneer in the development of precision trace oxygen analyzers, and we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our sampler products include portable, refrigerated and specialty samplers used in hazardous location applications. Flow meters include ultrasonic, submerged probe, bubbler and area velocity models. Laser technology is now part of our flow capabilities. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.
We provide laboratory instrumentation that complements our process or field environmental instrumentation. We manufacture laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometer. We also provide laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. In addition, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. We also provide laboratory automation and sample introduction systems. Our advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. Our high-precision, high pressure syringe pumps measure process extraction rates of fluids ranging from liquefied gases to viscous tars. In addition, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds, which since our 2015 acquisition of a product line include highly sensitive evaporative light scanning detectors. Our liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development.

Test and Measurement Instrumentation
Since our August 2012 acquisition of LeCroy Corporation (“LeCroy”), we develop, manufacture, sell and license high-performance oscilloscopes and high-speed protocol analyzers for various computer communication links. We also provide related test and measurement equipment, probes, accessories and application solutions. To a lesser extent, we provide extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.
Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer eight families of real-time oscilloscopes, which address different needs: HDO4000/HDO6000/HDO8000, our 12-bit, high-definition oscilloscopes; LabMaster and WaveMaster, our industry leading high-end oscilloscope family; WavePro, which is targeted at the mid-to high-range performance sector; WaveRunner, designed for the general purpose and bench-top sector; WaveSurfer designed for users in the lower bandwidth bench-top sector of the market; WaveJet, designed for value-oriented users in the economy sector of the market; and WaveAce, our entry-level oscilloscope products.
In 2014, we released the world’s first 100GHz real-time scope, aimed at applications such as high-speed optical communications, and we extended our line of 12-bit oscilloscopes to include an eight channel product with specialized capabilities for analyzing power and efficiency of motors and the associated drive circuitry. In 2015, we introduced the IQS series of Coherent Optical Receivers, featuring the industry's highest bandwidth - these products extend our technology leadership in optical modulation analysis.
Our protocol analyzers are used by designers and engineers to reliably and accurately monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards.
We manufacture torque sensors and automatic data acquisition systems that are used to test critical control valves in nuclear power and industrial plants.
Our test and measurement products are sold into a broad range of industry sectors, including computer, semiconductor, consumer electronics, power electronics, data storage, automotive, industrial, military, aerospace and telecommunications. We believe our test and measurement products address the needs of designers in all of these industry sectors in developing products that rely on increasingly complex electronic signals.
Digital Imaging
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”). It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
We design, develop and manufacture image capture products, primarily consisting of high-performance image sensors and digital cameras for use in industrial, scientific, medical and photogrammetry applications. We also design, develop and manufacture image processing products, primarily consisting of hardware and software for image processing in industrial and medical applications. We develop high-resolution, low-dose X-ray sensors for medical, dental and industrial applications. Our high-performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. In particular, our CMOS image sensing technology is used in our large flat panel detectors for X-ray imaging and in most of our sensors used for industrial machine vision applications. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Our smart cameras are designed to be quickly deployed by technicians on the factory floor. The 2015 acquisition of ICM adds lightweight X-ray sources for the inspection of materials and structures, ranging from light aviation parts to thick steel pipelines in harsh and extreme environments. ICM’s mobile X-ray inspection systems are provided to government, security and explosive ordinance disposal personnel for the analysis of suspicious objects.
Additionally, we produce and provide manufacturing services for MEMS. The majority of our semiconductor manufacturing capacity is consumed by external customers with the remaining capacity applied towards supplying unique CCD and microbolometer (for long-wave infrared detection) fabrication services for our internal image sensor requirements.
Our Digital Imaging segment also provides Light Detection and Ranging (“LIDAR”) systems for airborne terrestrial mapping, mobile mapping, bathymetry and laser-based 3D imaging applications through our now wholly-owned subsidiary, Optech.  These imaging and mapping systems are used by commercial and government customers serving energy, natural resources and infrastructure applications.

We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We receive funding from the Defense Advanced Research Products Agency (“DARPA”), the Intelligence Advanced Research Projects Activity (“IARPA”), and various other U.S. Department of Defense funding agencies, and we collaborate with researchers at universities and national laboratories to stay at the forefront of emerging technologies. We have developed high-speed electronics, MEMS sensors and actuators, advanced functional and structural materials, liquid-crystal based optical devices, and image processing algorithms.
We produce advanced focal plane arrays, sensors, and subsystems that cover a broad spectrum of frequencies from X-ray wavelengths to 18 micron long-wave infrared wavelengths. We develop image processing algorithms and manufacture compact mid-wave and short-wave infrared camera systems. We are a leader in the development and production of large format focal plane array sensors for astronomy, military, commercial and space science markets.
We deliver advanced imaging solutions to the U.S. Department of Defense, NASA, prime system integrators, foreign space agencies and commercial customers. Our sensor technologies are on weather satellites, are orbiting the moon and Mars, are on spacecraft involved in the Pluto flyby and on asteroid missions, and can be found in nearly every major ground-based observatory telescope. In the U.S. defense arena, our sensors are integrated into several major systems for space surveillance, persistent surveillance, chemical detection and target identification, among others. We have developed various sensors, subassemblies and cameras for air- and ground-based applications, including hyperspectral sensors for long-wave infrared and for simultaneous visible-shortwave infrared applications. We also design and manufacture advanced military laser eye protection spectacles. Finally, we develop low-noise, high-performance cameras for use in commercial laboratory instrumentation.
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
We provide a range of microwave products ranging from components to highly integrated subsystems and solutions to our customers. Our helix traveling wave tubes, commonly called TWTs, used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. We make TWTs for commercial applications as well, such as electromagnetic compatibility test equipment and satellite communication terminals. We also provide high-power solid-state TWT replacement amplifiers and complete amplifiers that incorporate a TWT and a power supply.
We design and manufacture solid state radio frequency (“RF”) and microwave components and subassemblies used in a wide variety of applications.  As components which form the building blocks for electronic systems, we produce amplifiers, voltage-controlled oscillators, YIGs, BAWs, low-noise amplifiers (“LNAs”), microwave mixers, and detectors using LDMOS, GaAs, GaN, InP, and SiC technologies.  These components form the basis for our line of solid state power amplifiers, RF converters, and modems which are used in systems that provide communications links between ground stations, mobile units, UAVs, and orbiting satellites. Such products are also used in mobile telephone, TV broadcast and commercial data communications networks.  In addition, we also provide higher level microwave subsystems and systems for electronic warfare, UAV, radar and military communication applications.
We supply a variety of connectors and cable assemblies, including specialized high voltage connectors and subassemblies and coax microwave cable and connectors, for defense, aerospace and industrial applications. Additionally, we produce pilot helmet mounted display components and subsystems for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors. We manufacture microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs. We also provide initiators and electronic safe and arm devices for use in military applications.

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
We are a leading supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, as well as aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines and the U.S. military. In 2013, the Boeing Company awarded us a single source contract to develop and supply the next generation of aircraft data acquisition and information management systems for the majority of future Boeing commercial aircraft. The first of these products, a network file server, was certified in January 2016 and production deliveries have begun. An enhanced digital flight data acquisition unit is expected to be certified in the third quarter of 2016, with production deliveries to follow. We also provide lead acid aircraft batteries for general aviation, and business and light jet applications.
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
We lead and support air and missile defense programs, including the Objective Simulation Framework (“OSF”) and Test Execution Services and Launch Augmentation programs (“TESTLA”). As the Missile Defense Agency (“MDA”) prime contractor for the OSF contract, we design, develop, test, implement and maintain the OSF. The OSF is being designed to support full scale simulations, ground tests and live fire events throughout the life cycle of the Ballistic Missile Defense System. Under the 2013-awarded TESTLA contract, we will continue development, manufacturing and integration of product solutions in support of the war-fighter.
We specialize in marine systems design and manufacturing. For the U.S. Special Operations Command, we are the prime contractor engaged to design, develop, test, manufacture and sustain the Shallow Water Combat Submersible (“SWCS”) vehicle to replace the current SEAL Delivery Vehicle. With the design of the SWCS engineering development model vehicle having been completed in 2015, we have started the development test phase and expect the low-rate initial production phase to begin later in 2016. We are producing the Littoral Battlespace Sensing Glider (“LBS-G”) system for the U.S. Navy Program Executive Office - Command, Control, Communications, Computers and Intelligence (“PEO-C4I”). Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program. We manufacture gun mounts for the Littoral Combat Ship program. Under contract to Raytheon Company, we continue to manufacture advanced mine detection and neutralization systems.
We are active in U.S. space programs and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center. In 2012, NASA awarded us a cooperative agreement to foster the commercial utilization of the ISS. Under this agreement, we continue to work to develop a commercial earth imaging platform known as the Multi-User System for Earth Imaging (“MUSES”); the launch of which is now expected to occur in 2017. We also design, develop, and manufacture components for liquid rocket engines, scientific payloads and human space flight vehicles.

We operate a full service radiological analysis laboratory in Knoxville, Tennessee, which principally supports nuclear power plants in the United States. We also manage and operate a separation, purification and analysis of atmospheric samples laboratory for the U.S. Government. Additionally, we provide engineering and manufacturing for customers in the commercial nuclear market.
Continuing our historic facilities and plant management services to the commercial arena, in December 2015, we extended by another three years our lab and office facility management contract with The Dow Chemical Company. We currently lead on-site and off-site management and support of research services at three Dow Chemical research facilities.
We manufacture products that are primarily highly engineered and high-quality machined and metal fabricated components and assemblies for external customers across the spectrum of our core business base, including NASA, the U.S. Department of Defense customers and the U.S. Department of Energy, as well as commercial customers. Through our U.K.-based operations, we manufacture advanced composites for the government and commercial aviation customers.
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
Customers
We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of our total sales, nor more than 10% of any segment sales, during 2015, 2014 or 2013. Our largest commercial customer, a customer of our Instrumentation segment, accounted for 2.3%, 2.8% and 3.6% of total sales in 2015, 2014 and 2013, respectively.
Sales to international customers accounted for approximately 44% of total sales in 2015, compared with 45% in 2014 and 44% in 2013. In 2015, we sold products to customers in over 100 foreign countries. Approximately 90% of our sales to foreign-based customers were made to customers in 25 foreign countries. The 2015 top five countries for international sales were the United Kingdom, Norway, China, Germany and South Korea and constituted approximately 21% of our total sales.
Approximately 26%, 25% and 27% of our total sales for 2015, 2014 and 2013, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

U.S. Government sales by segment:	2015	2014	2013
Instrumentation	$61.2	$38.6	$40.6
Digital Imaging	78.9	102.2	120.2
Aerospace and Defense Electronics	223.5	245.3	260.2
Engineered Systems	234.4	221.8	209.2
Total U.S. Government sales	$598.0	$607.9	$630.2
Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 19%, 20% and 21% of our total sales for 2015, 2014 and 2013, respectively. In 2015, our largest program with the U.S. Government was the Engineering Solutions and Prototyping contract with the NASA Marshall Space Flight Center, which represented 1.5% of our total sales. In 2014 and 2013, our largest program with the U.S. Government was the Objective Simulation Framework contract with the Missile Defense Agency, which represented 1.3% and 1.4% of our total sales, respectively.

As described under risk factors, there are risks associated with doing business with the U.S. Government. In 2015, approximately 54% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 58% in 2014 and 60% in 2013. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we typically recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had eight U.S. Government contracts terminated for convenience in 2015, compared with three in 2014 and four in 2013.
Our total backlog of confirmed orders was approximately $802.8 million at January 3, 2016, compared with $944.6 million at December 28, 2014, and $941.2 million at December 29, 2013. We expect to fulfill 96% of such backlog of confirmed orders during 2016.
Seasonality
No material portion of our business is considered to be seasonal.
Raw Materials and Suppliers
Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor-oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and also third party suppliers and subcontractors, including international sources. Some of the items we use for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes and certain infrared detectors substrates, certain ceramics and molding compounds used in our sonar systems, as well as certain scintillator materials used in the production of our X-ray detectors, are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. While over the years we have not experienced much difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes, disruption in the global economy and financial markets could trigger increased pricing or otherwise affect our suppliers and negatively impact our ability to procure such supplies.
Sales and Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.
Our segments use a combination of internal sales forces, third-party distributors and commissioned sales representatives to market and sell our products and services. Our Teledyne Instruments companies and other businesses have been working over the years to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have been marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Marine, Teledyne Oil & Gas, Teledyne Water Quality and Teledyne Microwave Solutions.
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

Competition
We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete. Although we have certain advantages that we believe help us compete effectively in our markets, each of our markets is highly competitive. With regard to our defense businesses, it is common in the defense industry for work on programs to be shared among a number of companies, including competitors. In any event, because of the diversity of products sold and the number of markets we serve, we encounter a wide variety of competitors, none of which we believe offer all of the same product and service lines or serve all of the same markets as we do. Our businesses vigorously compete on the basis of quality, product performance and reliability, technical expertise, price and service. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do.
Research and Development
Our research and development efforts primarily involve engineering and design related to improving existing products and developing new products and technologies in the same or similar fields. We spent a total of $476.6 million in 2015, $428.8 million in 2014 and $388.2 million in 2013 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 66% of total research and development costs for 2015, compared with 61% of total research and development costs for 2014 and 57% in 2013.
In 2015, we incurred $163.7 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $175.0 million in 2016.
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
Employees
We consider our relations with our employees to be good. At January 3, 2016, our total workforce consisted of approximately 9,200 employees, of which approximately 7,000 employees were located in the United States.

Executive Management
Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	74	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years.
Aldo Pichelli* Chief Operating Officer	64
Mr. Pichelli has been the Chief Operating Officer of Teledyne since October 6, 2015. Prior to his promotion, Mr. Pichelli had been an Executive Vice President of Teledyne having responsibility for the Instrumentation and Aerospace and Defense Electronics segments since July 1, 2013. Prior to that, he had been President and Chief Operating Officer of Teledyne’s Instrumentation and Aerospace and Defense Electronics segments since January 2, 2011. From September 1, 2007, to that date, he had been President and Chief Operating Officer of the former Electronics and Communications segment.

Melanie S. Cibik* Senior Vice President, General Counsel and Secretary	56
Miss Cibik has been Senior Vice President, General Counsel and Secretary of Teledyne since September 1, 2012. For more than five years prior to that, she had been Vice President, Associate General Counsel and Assistant Secretary of Teledyne.

Susan L. Main* Senior Vice President and Chief Financial Officer	57	Ms. Main has been Senior Vice President and Chief Financial Officer of Teledyne since November 19, 2012. For more than five years prior to that, she had been Vice President and Controller of Teledyne.
Cynthia Belak* Vice President and Controller	59
Ms. Belak has been Vice President and Controller of Teledyne since May 6, 2015.  Prior to her promotion, Ms. Belak had been Vice President, Business Risk Assurance of Teledyne since January 24, 2012.  Prior to that, since January 4, 2010, Ms. Belak had been Group Controller within the Aerospace and Defense Electronics segment.

Jason VanWees* Senior Vice President, Strategy and Mergers & Acquisitions	44
Mr. VanWees has been Senior Vice President, Strategy and Mergers & Acquisitions since July 1, 2013. Prior to his promotion, he had been Vice President, Strategy and Mergers & Acquisitions since September 1, 2012. Prior to that, he had been Vice President, Corporate Development and Investor Relations of Teledyne for more than five years.

George C. Bobb III* Chief Compliance Officer, Vice President Information Technology and Deputy General Counsel for Litigation	41
Mr. Bobb has been Chief Compliance Officer, Vice President-Information Technology and Deputy General Counsel for Litigation of Teledyne since July 22, 2014. Prior to that he had been Vice President, Chief Compliance Officer and Deputy General Counsel for Litigation since September 1, 2012. Prior to that, he had been an Associate General Counsel of Teledyne and the General Counsel of the Engineered Systems and Digital Imaging segments since August 2011. Since December 20, 2011, he has been Teledyne’s Chief Ethics Officer. Prior to that, he held numerous legal roles since he joined Teledyne in July 2008.

Name and Title	Age	Principal Occupations Last 5 Years
Other Officers:
Carl Adams Vice President, Business Risk Assurance	46
Mr. Adams has been Vice President, Business Risk Assurance of Teledyne since May 6, 2015.  Prior to that, upon joining Teledyne on April 22, 2015, he was Senior Director, Finance.  From March 2014 to March 2015, he was the Chief Financial Officer and Vice President of NeuroSigma, Inc., a developer of neurological disorder treatments.  From January 2014 to March 2014, he was the Corporate Controller and Vice President for NeuroSigma, Inc.  From April 2011 to January 2014, he was a founding partner of Technical Accounting and Controllership Solutions, LLP and from April 2008 to April 2011, he was a practice leader at CNM LLP.

Stephen F. Blackwood Vice President and Treasurer	53	Mr. Blackwood has been Vice President and Treasurer of Teledyne for more than five years.
Anna Segobia Masters Vice President, Human Resources and Deputy General Counsel	57
Ms. Masters has been Vice President, Human Resources and Deputy General Counsel of Teledyne since joining on July 7, 2014. For more than five years prior to that, Ms. Masters served as a partner in the Los Angeles office of the law firm Winston & Strawn LLP, focusing on employment law matters.

Edwin Roks Vice President and President, Teledyne DALSA	51
Mr. Roks has been a Vice President of Teledyne since January 2, 2014 and President of Teledyne DALSA, Inc. since October 6, 2015. From January 2, 2014 to October 6, 2015, Mr. Roks had been the Chief Technology Officer of Teledyne. Prior to that since April 2010, Mr. Roks served as Executive Vice President and General Manager of the professional imaging division of Teledyne DALSA, Inc. (formerly known as DALSA Corporation).

 * Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Dr. Robert Mehrabian and Teledyne are parties to a Fifth Amended and Restated Employment Agreement dated as of October 22, 2013, which was amended on September 28, 2015. Under the amended agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer of Teledyne through December 31, 2019, at an annual base salary that is currently $955,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect on retirement.
On May 16, 2014, Rex Geveden, a former executive vice president, and Teledyne had entered into a letter agreement in connection with Mr. Geveden’s appointment as President of DALSA and his temporary relocation to Ontario, Canada. Pursuant to the letter agreement, effective May 16, 2014, Mr. Geveden’s annual base salary was $435,000 (from his 2014 beginning base salary of $410,000), he was entitled to participate in the AIP and other executive compensation and benefit programs, he was eligible for reimbursement of up to $200,000 to cover all relocation costs for his move to Canada and up to $200,000 to cover all relocation costs for his move back to the United States to further his employment with Teledyne, in each case net of taxes, and Teledyne was to make an additional tax equalization payment to compensate Mr. Geveden for any additional Canadian income tax liability which he may have incurred as a result of the performance of his duties in Canada. Mr. Geveden resigned from his positions with Teledyne and its subsidiaries effective October 6, 2015. Following his resignation, Mr. Geveden repaid to the Company $188,983 of reimbursements and advances made to him in connection with his 2014 relocation to Canada. He also forfeited his 2014-2016 restricted stock award, 2015-2017 restricted stock unit award, his 2015-2017 PSP award, the remaining payments under the 2012-2014 PSP awards and unvested stock options.  As a result of his resignation, Mr. Geveden was not entitled to an AIP bonus award for 2015.
Eleven current members of management (including the named executives) have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

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

•
In proceedings by or in the name of the Company (e.g., derivative suits), an indemnitee is entitled to indemnification if the indemnitee acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the Company. In derivative suits, the indemnification obligation covers reasonable expenses, but in proceedings where the Company is alleging harm caused by the indemnitee, the indemnitee would generally not be entitled to be indemnified for judgments, fines and amounts paid in settlement (otherwise the Company would effectively not recover any damages), unless a Delaware or other court determines otherwise despite the finding of liability.

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

Available Information
Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports and other information we file, including our proxy statements, at www.sec.gov. Any materials we file with the SEC may be viewed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our Corporate Governance Guidelines, our Global Code of Ethical Business Conduct, our Codes of Ethics for Financial Executives, Directors and Service Providers and the Charters of the standing committees of our Board of Directors are available on our website. We intend to post any amendments to or waivers of these policies, guidelines and charters on our website. Our website address is www.teledyne.com. This information on our website is available free-of-charge. Alternatively, if you would like a paper copy of any report we file with the SEC (without exhibits) or other document, please write to Melanie S. Cibik, Senior Vice President, General Counsel and Secretary, at Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362, and a copy of such requested document will be provided to you, free-of-charge.

Item 1A.	Risk Factors
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may make from time to time, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2015 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
We develop and manufacture products for customers in the energy exploration and production markets, domestic and international commercial aerospace markets, the semiconductor industry, the consumer electronics, telecommunications and automotive industries, each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results. In 2015, for example, our revenue and income were negatively impacted by the downturn in energy markets.
In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and in more mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our revenues, profits or production levels. For example, in 2014 several of our major customers reduced their marine seismic operations in connection with a general slowdown in the marine seismic exploration industry. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted by reductions in global capital expenditures and manufacturing capacity.

A material amount of our total revenues is derived from companies in the oil and gas industry, especially the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
A material amount of our total revenues is derived from customers in or connected to the oil and gas exploration, development and production, especially the offshore oil and gas industry.  Our largest commercial customer is in the offshore oil and gas industry and accounted for 2.3%, 2.8% and 3.6% of total sales in 2015, 2014 and 2013, respectively.   The oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. In 2014 and again in 2015 and 2016, the price of Brent crude oil experienced dramatic declines, from a high of $116 in June 2014, to a low of $27 in January 2016. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations of our businesses within our Instrumentation  segment.  Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	laws and governmental regulation that restrict the use of hydraulic fracturing;

•	technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels;

•	climate change regulation that provide incentives to conserve energy or use alternative energy sources; and

•	the recent proposal by the President to impose a tax on each barrel of oil produced.
Our 2014 acquisition of Bolt increased our exposure to offshore oil and gas exploration markets. Teledyne manufactures seismic sources, interconnects and data acquisition products used in offshore energy exploration. When crude oil and natural gas prices are low, the level of marine seismic exploration activity typically decreases, potentially resulting in reduced demand for our products used in offshore energy exploration. In addition, a decline in the level of capital spending by oil and natural gas companies may result in a reduced pace of development of new energy reserves, which could adversely affect demand for our products related to energy production, and, in certain instances, result in the cancellation, modification or rescheduling of existing orders.
We are subject to the risks associated with international sales and international operations, which could harm our business or results of operations.
During 2015, sales to international customers accounted for approximately 44% of our total revenues, compared with 45% in 2014 and 44% in 2013. In 2015, we sold products to customers in over 100 countries. The 2015 top five countries for international sales were the United Kingdom, Norway, China, Germany and South Korea, constituting 21% of our total sales. Our acquisitions, including Bowtech and ICM in 2015, Bolt in 2014, RESON in 2013, LeCroy in 2012 and DALSA in 2011, contributed to greater international sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China, Brazil and West Africa.
Risks associated with international sales include, but are not limited to:

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
Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position. Given our several Canada-based businesses, volatility in the value of the Canadian dollar relative to the U.S. dollar, or other foreign currencies, could adversely affect the business, operations and the financial condition of our Digital Imaging segment. Our United Kingdom (“U.K.”)-based businesses and sales to customers in the U.K. could be adversely impacted by uncertainty related to continued U.K. membership in the European Union and continued austerity measures imposed by the U.K. Government.
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
Our international operations are subject to risks customarily encountered in foreign operations, including interruption to transportation flows for delivery of parts to us and finished goods to our customers, changes in a specific country’s or region’s political or economic conditions, trade protection measures, import or export licensing requirements, consequences from changes in tax laws and regulatory requirements, difficulty in staffing and managing widespread operations, differing labor regulations, differing protection of intellectual property and geopolitical turmoil, including terrorism and war. We are also exposed to foreign currency exchange rate risk inherent in our sales commitments, anticipated sales and expenses, and assets and liabilities denominated in currencies other than the local functional currency, and may also become subject to interest rate risk inherent in any debt we incur, or financial investments we hold.
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

As they have over the last few years, acquisitions may also change the nature and level of various risks faced by Teledyne. For example, our acquisition of Bolt in 2014 increased our exposure to the offshore energy exploration market. The Bolt acquisition, the DALSA acquisition in 2011 and the LeCroy acquisition in 2012 increased the percentage of sales attributable to commercial customers as opposed to the U.S. Government. These acquisitions, coupled with our other recently acquired companies, located outside of the United States, also increased the percentage of revenues and expenses that arise from international sources and consequently our exposure to U.S. and foreign policy changes and exchange rate fluctuations. Additionally, both DALSA’s and LeCroy’s businesses have been more capital intensive than other Teledyne businesses, increasing Teledyne’s capital requirements.
Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2015 management’s report specifically excludes from its scope and coverage our 2015 acquisitions of Bowtech and ICM, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.
In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense, as incurred, such transaction costs, which may have a material adverse impact on our quarterly financial results. Further, the acquisitions of public companies, such as Bolt and LeCroy, now routinely trigger purported class action lawsuits, filed by shareholders of the target companies, the defense of which has increased transaction costs, among other things.
Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On January 3, 2016, Teledyne’s goodwill was $1,140.2 million and net acquired intangible assets were $243.3 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is significant compared with our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
United States and global responses to terrorism, continuing turmoil in Middle Eastern countries, concerns regarding nuclear proliferation and the safety of nuclear energy, potential epidemics, financial issues facing airlines and volatile energy prices increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
United States’ and global responses to terrorism, continuing turmoil in Middle Eastern countries and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets and could adversely affect our business and operations.
Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the high-profile outbreaks of disease. While travel by our sales and service personnel to various regions has been affected by such factors, additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Aerospace and Defense Electronics segment. The 2015 Paris terrorist attacks or the Syrian refugee crisis could result in governments in Europe imposing greater restrictions on the movement of personnel or goods, which could adversely impact our businesses located within the European Union or our ability to sell products in that region. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses.

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
Higher oil prices could adversely affect commercial airline-related customers of our Aerospace and Defense Electronics segment. Conversely, lower oil prices have decreased oil exploration and petrochemical refining activities and have hindered our marine and other instrumentation businesses. In addition, instability in the Middle East or other oil-producing regions could adversely affect expansion plans of the oil and gas industry customers of our instrumentation and cable solutions businesses.
Our revenue from government contracts subjects us to many risks:
Our revenue from U.S. government contracts depends on the continued availability of funding from the U.S. Government, and, accordingly, we have the risk that funding for our existing contracts may be canceled or diverted to other uses or delayed.
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 26% of our total revenue in 2015, compared with 25% in 2014 and 27% in 2013. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The U.S. Government shutdown during 2013 negatively affected many of our businesses, and the failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Additionally, defense spending is expected to continue to decline in some areas over the next few years. A continued emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. The continued war on terrorism also could result in a diversion of funds from programs in which Teledyne participates. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.
The sequestration provision of the Budget Control Act of 2011 originally imposed $500 billion of defense cuts over nine years starting in fiscal year 2013, which represented approximately 9% of planned defense funding over the period. On November 2, 2015, the President signed the Bipartisan Budget Act of 2015 (the Budget Act). The Budget Act raises the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 2017 and raises the sequester caps imposed by the Budget Control Act of 2011 by $80.0 billion, split equally between defense and domestic spending, over the next two years. On December 18, 2015, Congress passed and the President signed the Consolidated Appropriations Act of 2016, which provides funding for the U.S. government for the government’s 2016 fiscal year, providing $1.1 trillion in discretionary funding for federal agencies through September 2016.
Continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and the U.S. Congress for various Defense and NASA programs could continue to impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. For example, changes in national space policy that affect NASA’s budget have occurred. There have also been significant reductions in missile defense budgets. Our Engineered Systems segment may be further impacted by delays in production runs under the JASSM and Harpoon missile programs, as well as U.S. Department of Defense directives to introduce competitive bidding for programs on which we have previously served as sole source. The timing of program cycles can affect our results of operations for a particular quarter or year, and cancellations of significant programs such as the Objective Simulation Framework (“OSF”) or the Shallow Water Combat Submersible (“SWCS”) would affect our results. It is also not uncommon for the U.S. Department of Defense to delay the timing of awards for major programs for six to twelve months. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As DARPA reviews its programs aimed to technologically enhance U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. The upcoming 2016 Presidential election could also generate uncertainty or Congressional inaction that results in further delay in funding and timing of awards that could have a material impact on our revenues in 2016. Finally, various U.S. Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs, could negatively impact our Engineered Systems segment.

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
Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. The current Administration introduced significant changes to the national space policy, including the cancellation of the NASA’s Constellation Program which includes Ares launch vehicles. Teledyne Brown Engineering is developing the MUSES, an Earth imaging platform, as part of our commercial space-based digital imaging business. The MUSES platform depends on continued operation of the ISS, and we may not be successful in developing the technology or commercial relationships necessary to make this investment profitable. While most recently, in early 2014, we were awarded a five-year $60 million contract by NASA’s Marshall Space Flight Center to develop and manufacture the Launch Vehicle Stage Adapter for the Space Launch System, failure to further transition our business successfully could result in reduced sales. In addition, delayed funding and changes in support for NASA’s current space policy could negatively impact our business. The outcome of the upcoming 2016 Presidential election could also lead to changes to the nation’s space policy, some or all of which could materially impact our results.
Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.
Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had eight U.S. Government contracts terminated for convenience in 2015, compared with three in 2014 and four in 2013. No contracts were terminated for default during such three-year period.
We may lose money or generate less than expected profits on our fixed-price government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.
There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (54% of our total U.S. Government contracts were fixed-price in 2015, 58% in 2014 and 60% in 2013). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money or generate lower profits on some contracts if we fail to meet these estimates.
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
As of January 3, 2016, we had $765.5 million in total outstanding indebtedness. This indebtedness included $425.0 million in senior unsecured notes, $190.0 million in term loans and $150.5 million under our $750.0 million 2015-amended credit facility. Our indebtedness could harm our business by, among other things, reducing the funds available to make new strategic acquisitions or reducing our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.
Our pension expense and the value of our pension assets are affected by factors outside of our control, including the performance of plan assets, the stock market, interest rates and actuarial experience.
We have a defined benefit qualified pension plan covering most of our U.S. employees hired prior to 2004 or approximately 18% of our active employees. The value of the combined pension assets is currently greater than our qualified pension benefit obligation. The accounting rules applicable to our qualified pension plan require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan and/or result in a change to shareholders’ equity. Our investment strategy may not produce the expected returns if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. In addition, changes in other actuarial assumptions such as mortality assumptions or change due to legislative or regulatory actions could impact our pension income or expense as well as funding obligations. Recently, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations as of December 28, 2014, which will have a related impact on our future pension and post-retirement benefit expense. In 2013, we made a voluntary pretax cash contribution of $83.0 million to the domestic pension plan. No contributions were made to the domestic pension plan in 2015 or 2014. If, and to the extent, decreases in our pension assets are not offset by voluntary contributions, recovered through future asset returns, mitigated by an increase in the rate at which the benefit obligation is discounted, or other actions, our required cash contributions and pension expense could increase under the plans. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 11 to our Notes to Consolidated Financial Statements.
Our business and operations could suffer in the event of cyber security breaches.
Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, activism, or other motivations, include covertly introducing malware to our computers and networks, performing reconnaissance, impersonating authorized users, stealing, corrupting or restricting our access to data, among other activities.  We continue to update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence.  Company personnel and third parties have been tasked to detect and investigate such incidents, but it is possible that we might not prevent or be aware of an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.  We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through certain information systems, and we expect these regulations will be incorporated into certain contracts we hold.  To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, we may incur liability or the loss of contracts or security clearances as a result. In addition, we expect to continue devoting additional resources to the security of our information technology systems.   More resources may be required in the defense arena to the extent the U.S. Government increases its cyber security mandates.

We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Our Teledyne Scientific Company subsidiary, which serves as our primary research center, has been actively promoting and funding joint research and development projects with other Teledyne businesses, including our Teledyne Oil & Gas businesses, Teledyne Reynolds, Inc., Teledyne Brown Engineering, Inc., DALSA and LeCroy. Additionally, some of our businesses are actively pursuing governmental support and funding for some of their research and development initiatives, including DALSA with respect to its CMOS and uncooled infrared image sensor development efforts. Nonetheless, we may be unable to fund all of our research and development and capital investment needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital or generate cash flow on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability.
Limitations in customer funding for applied research and development and technology insertion projects and government support for research and development expenditures may reduce our ability to apply our ongoing investments in some market areas.
 We may be unable to successfully introduce new and enhanced products in a timely and cost-effective manner or increase our participation in new markets, which could harm our profitability and prospects.
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
Additionally, new products may trigger increased warranty costs as information on such products is augmented by actual usage. Accelerated entry of new products to meet heightened market demand and competitive pressures may cause additional warranty costs as development and testing time periods might be accelerated or condensed.
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
The markets for some of our products and services are characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services, or in market demand for products or services based on a particular technology, could result in faster than anticipated obsolescence of certain of our products or services and could lead to reduced sales of those products, which could have a material adverse effect on our business, results of operations and financial condition. Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services.
We may not be able to reduce the costs of our products to satisfy customers’ cost reduction mandates, which could harm our sales or margins.
More and more customers continue to seek price reductions of our products. While we continually work to reduce our manufacturing and other costs of our products, without affecting product quality and reliability, there is no assurance that we will be able to do so and do so in a timely manner to satisfy the pricing pressures of our customers. Cost reductions of raw materials and other components used in our products may be beyond our control depending on market conditions. Customers may seek lower cost products from China and other developing countries where manufacturing costs are lower.

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
From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition and results of operations. Recent trends by China’s aviation authority to relax restrictions on airspace may be reversed, and anticipated new regulations loosening airspace restrictions may not materialize, which could impact the future prospects of our commercial aerospace businesses. China’s aviation authorities are also proposing new safety regulations for airlines that could result in increased sales of our avionics products in China. If these regulations are not adopted, or are not adopted in a manner that benefits us, the growth prospects of our commercial aerospace business in China may be limited.
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
As a manufacturer and distributor of a wide variety of products, including monitoring instruments, products used in offshore oil and gas production, products used in commercial aviation and products used in medical devices (most recently including X-ray detectors and generators), our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.
While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot assure that, for 2016 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
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

Our Teledyne Brown Engineering, Inc.’s laboratory in Knoxville, Tennessee performs radiological analyses. Our Teledyne DALSA Professional Imaging unit develops image sensors used in medical and dental X-ray applications along with portable X-ray generators used in non-destructive testing and security applications. In addition, our Teledyne DALSA Digital Imaging unit develops equipment and sensors used in eye examination and general surgical vision applications. Errors and omissions in analyses may occur or erroneous images could be captured. Our insurance coverage or indemnities may not be adequate to cover potential problems associated with faulty radiological analyses.
Teledyne Brown Engineering, Inc. and other Teledyne companies manufacture components for customers in the nuclear power market, including utilities and certain governmental entities. Certain liabilities associated with such products are covered by the Price-Anderson Nuclear Industries Indemnity Act and other statutory and common law defenses, and we have received indemnities from some of our customers. However, there is no assurance we will not face product liability claims related to such products or that our exposure will not exceed the amounts for which we have liability coverage or protection.
Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers.
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, DALSA has a single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. LeCroy continues to outsource a portion of its research and development activities to a third party engineering firm in Malaysia where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks and a shrinking supply base, possibly creating longer lead times to obtain needed components for our products, delays in material acceptance and a greater risk of receiving counterfeit parts.
Some of our commercial product lines may have one or a limited number of customers, the loss of which could adversely affect our business or financial results.
While no commercial customer accounted for more than 10% of our total sales during 2015, 2014 and 2013 and we have hundreds of customers in the various industries that we serve, some of our product lines may have one or a few key customers the loss of which could adversely affect our business or financial results. Teledyne’s largest commercial customer, a customer of our Instrumentation segment, accounted for 2.3%, 2.8% and 3.6% of total sales in 2015, 2014 and 2013, respectively.
Newer products, such as our X-ray generators and X-ray panel products, may initially be more heavily dependent on a singular or limited number of customers until market acceptance is obtained or due to contractual terms. Similarly, some older product lines may be more heavily dependent on a singular or limited number of customers. In either such case, program delays of such customer or customers, as well as the loss of such customer or customers, could adversely affect our business or financial results.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell a portion of our products through third parties such as distributors, value-added resellers and OEMs (collectively “distributors”). Using third parties for distribution exposes Teledyne to many risks, including concentration, credit risk and compliance risks. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.

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
Our manufacturing operations could expose us to material environmental liabilities and companies we acquire may have environmental liabilities that are not accurately assessed or brought to our attention at the time of the acquisition. In 2013, we established an environmental reserve related to potential soil remediation activities at a former leased facility, which as of January 3, 2016, was $4.6 million.
The U.S. Environmental Protection Agency (“EPA”) has focused on greenhouse gases (“GHGs”), maintaining GHGs threaten the public health and welfare of the American people. The EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. The EPA’s endangerment finding covers emissions of six greenhouse gases. The EPA’s continuing efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign certain of our products. This could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors.
For additional discussion of environmental matters, see the discussion under the caption “Other Matters - Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 14 to our Notes to Consolidated Financial Statements.
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
We may not be able to sell, exit or reconfigure businesses, facilities or product lines that we determine no longer meet with our growth strategy or that should be consolidated.
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
In 2015, we began to consolidate some of the businesses units and facilities in our Instrumentation segment, which is expected to continue in 2016. We may not be able to realize efficiencies and cost savings from these consolidation activities.  There is no assurance that our efforts will be successful.  If we do not successfully manage our current consolidation activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.

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
Teledyne Brown Engineering, Inc. is building an imaging platform to be affixed to the ISS. For the program to be financially successful, the 17 year-old ISS must continue to fly in a safe and human tended condition. While certain spaceflight risks, such as a high-velocity debris impact to the station causing significant structural damage or necessitating the evacuation of the ISS, have been regarded as small, if such event were to occur, the ISS program continuation could be threatened, jeopardizing our investment and potential revenue generation from ISS-based Earth imaging.
We may not be able to enforce or protect our intellectual property rights, or third parties may claim infringement of their intellectual rights, each which may harm our ability to compete and thus harm our business.
Our ability to enforce and protect our patents, copyrights, software licenses, trade secrets, know-how, and other intellectual property rights is subject to general litigation risks, as well as uncertainty as to the enforceability of our intellectual property rights in various countries. When we seek to enforce our rights, we have found that various claims may be asserted against us, including claims that our intellectual property right is invalid, is otherwise not enforceable or is licensed to the party against whom we are asserting a claim. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties. If we are not ultimately successful in defending ourselves against these claims in litigation, we may not be able to sell a particular product or family of products due to an injunction, or we may have to pay damages that could, in turn, harm our results of operations. Our inability to enforce our intellectual property rights under these circumstances may harm our competitive position and our business.

Increases in our effective tax rate may harm our results of operations and cash flow.
Our effective tax rate for 2015 was 24.3%, compared with 23.6% for 2014 and 17.7% for 2013. While there continues to be Congressional discussion about lowering the corporate tax rate in the U.S. to improve global competitiveness, a number of factors may impact our effective tax rates, which could reduce our net income and increase our tax payments, including:

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
We are implementing enterprise resource planning software systems, which are intended to improve our business processes in certain business units. The costs associated with such systems can be significant and we could incur costs in excess of budgeted costs. Any technical or other difficulties in developing or implementing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal controls over financial reporting. As we make adjustments to operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Although implementation has occurred in only selected business units to date and efforts have been made to minimize adverse impacts on our controls, we cannot assure that all such impacts have been mitigated. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.
Our financial statements are based on estimates required by Generally Accepted Accounting Principles in the United States (“GAAP”), and actual results may differ materially from those estimated under different assumptions or conditions.
Our financial statements are prepared in conformity with GAAP. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, allowance for excess and obsolete inventory, depreciation and amortization, impairment assessments, employee benefits, taxes, recall and warranty costs, product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated. Our most critical accounting estimates are described in the Management Discussion in this Form 10-K under “Critical Accounting Estimates.”
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
Since we became an independent public company on November 29, 1999, the market price of our Common Stock has fluctuated substantially and fluctuations in our stock price could continue. In fiscal 2015, our stock price declined 15%. Among the factors that could affect our stock price are:

•	quarterly variations in our operating results;

•	strategic actions by us or our competitors;

•	acquisitions;

•	divestitures;

•	stock repurchases;

•	adverse business developments;

•	war in the Middle East or elsewhere;

•	terrorists activities;

•	military or homeland defense activities;

•	changes to the U.S. Federal budget;

•	changes in the energy exploration or production, semiconductor, digital imaging, telecommunications, commercial aviation, and electronic manufacturing services markets;

•	general market conditions;

•	changes in tax laws;

•	general economic factors unrelated to our performance;

•	changes from analysts’ expectations in revenues, earnings or other financial results;

•	the outcome of the 2016 U.S. Presidential election; and

•	one or more of the risk factors described in this report.
The stock markets in general, and the markets for high-technology companies in particular, have experienced a high degree of volatility that is not necessarily related to the operating performance of these companies. We cannot provide assurances as to our stock price. We have in the past repurchased shares of our stock pursuant to board-approved stock repurchase programs. We cannot provide assurances that we will continue to repurchase shares under those programs, or that our board will authorize new repurchase programs.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
The Company has 65 principal operating facilities in 18 states and five foreign countries. Of these facilities, 27 are owned by the Company and 38 are leased. The Company’s executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. Our facilities are considered to be suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.
Information on the number, ownership and location of principal operating facilities by segment was as follows at February 25, 2016:

Principal operating facilities by segment:			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	12	16	California, Colorado, Connecticut, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Texas and Virginia	United States, Canada, Denmark and United Kingdom

Digital Imaging	7	4	California, Massachusetts, North Carolina and Pennsylvania	United States, Belgium, Canada and The Netherlands

Aerospace and Defense Electronics	7	14	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States and United Kingdom

Engineered Systems	1	4	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom
Total	27	38

Item 3.	Legal Proceedings
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

Item 4.	Mine Safety Disclosures
No information is required in response to this item.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock and Dividend Policy
Our Common Stock is listed on the New York Stock Exchange and traded under the symbol “TDY”. The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the New York Stock Exchange.

High and low stock price:	High	Low
2014
1st Quarter	$102.40	$87.50
2nd Quarter	$101.43	$91.46
3rd Quarter	$100.23	$90.54
4th Quarter	$109.18	$91.17
2015
1st Quarter	$105.77	$93.19
2nd Quarter	$110.08	$100.29
3rd Quarter	$111.81	$91.13
4th Quarter	$94.35	$83.08
2016
1st Quarter (through February 24, 2016)	$88.38	$73.66
On February 25, 2016, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $83.32 per share. As of February 25, 2016, there were 3,740 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
We currently intend to retain any future earnings to fund the development and growth of our businesses, including through potential acquisitions. We may also deploy cash to fund share repurchases. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
In January 2015, our Board of Directors authorized a stock repurchase program to repurchase 2,500,000 shares of our common stock. In January 2016, our Board of Directors authorized a stock repurchase program to repurchase 3,000,000 shares of our common stock. The following table sets forth the shares repurchased during each fiscal month during the fourth quarter of 2015:

Shares repurchased - Fourth Quarter 2015	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 28 - November 1	—	$—	—	1,441,626
November 2 - November 29	1,045,000	$91.39	1,045,000	396,626
November 30 - January 3	—	$—	—	396,626
Total	1,045,000	$91.39	1,045,000
See Note 8 to our Consolidated Financial Statements for additional information about our stock repurchase program.
Information relating to compensation plans under which our equity securities are outstanding for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Each fiscal year presented below contained 52 weeks except for fiscal year 2015 which contained 53 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Notes to the Consolidated Financial Statements.

Five-Year Summary of Selected Financial Data

	2015	2014	2013	2012	2011
	(In millions, except per-share amounts)
Sales	$2,298.1	$2,394.0	$2,338.6	$2,127.3	$1,941.9
Net income from continuing operations	$195.8	$217.7	$185.0	$161.8	$142.1
Net income from discontinued operations	$—	$—	$—	$2.3	$113.1
Net income attributable to Teledyne	$195.8	$217.7	$185.0	$164.1	$255.2
Basic earnings per common share - continuing operations	$5.55	$5.87	$4.96	$4.41	$3.88
Diluted earnings per common share - continuing operations	$5.44	$5.75	$4.87	$4.33	$3.81
Basic earnings per common share	$5.55	$5.87	$4.96	$4.47	$6.97
Diluted earnings per common share	$5.44	$5.75	$4.87	$4.39	$6.84
Weighted average diluted common shares outstanding	36.0	37.9	38.0	37.4	37.3

Working capital	$434.6	$402.7	$381.0	$337.5	$268.5
Total assets	$2,718.5	$2,862.2	$2,751.1	$2,406.4	$1,826.1
Long-term debt and capital lease obligations, net of current portion	$762.9	$618.9	$549.0	$556.2	$311.4
Total equity	$1,344.1	$1,468.5	$1,518.7	$1,203.4	$984.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets. We have evolved from a company that was primarily focused on aerospace and defense to one that serves multiple markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, factory automation and medical imaging. Our products include monitoring instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, digital imaging sensors and cameras, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.

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

Consistent with this strategy, we made three acquisitions in 2015, four acquisitions in 2014 and four acquisitions in 2013. On June 5, 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA (“ICM”) a leading supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening. On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated (“Optech”). On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary. Bowtech designs and manufactures harsh underwater environment vision systems. In 2015, Teledyne made an additional investment in Ocean Aero, Inc. (“Ocean Aero”) and now owns a 36.9% interest in Ocean Aero which is accounted for under the equity method. Also in 2015, we acquired a product line for $3.0 million of which an initial payment of $2.7 million was made in 2015.
Our largest acquisition in 2014, Bolt Technology Corporation (“Bolt”) expanded our capabilities related to offshore oil and natural gas exploration, as well as increased our offerings of remotely operated robotic vehicles systems. We acquired the assets of The Oceanscience Group Ltd. (“Oceanscience”) to enhance our capabilities related to marine sensor platforms and unmanned surface vehicles. We acquired assets of Atlas Hydrographic GmbH (“Atlas”) to add marine sonar systems for mid and deep water applications. We acquired Photon Machines, Inc. (“Photon”) to supplement our offerings of laser-based sample introduction equipment for laboratory instrumentation. In addition, in 2014 we made an initial investment in Ocean Aero, Inc.
During 2013 and continuing into 2014 and 2015, in an effort to reduce ongoing costs and improve operating performance we took actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. In connection with these efforts, in 2013, we incurred pretax charges totaling $24.0 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $10.4 million in severance related costs and $13.6 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. In 2015 and 2014, we incurred $8.4 million and $4.4 million, respectively, primarily for severance related costs. While the 2015 actions and related cash payments were substantially completed by year-end, we continue to seek cost reductions in our businesses.
With our recent acquisitions, as well as growth in our commercial markets, our business mix has continued to evolve. We have worked to transform our product portfolio into that of a high-technology industrial company that is less dependent on U.S. Government business. For 2015, Teledyne’s sales were approximately 74% to commercial and international customers and 26% to the U.S. Government compared with about 75% commercial and international customers and 25% U.S. government in 2014. Our international sales have increased to 44% of total sales in 2015, compared with 39% in 2012.
Recent Acquisitions
The Company spent $66.7 million, $195.8 million and $128.2 million on acquisitions and investments in 2015, 2014 and 2013, respectively.
On June 5, 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA (“ICM”) for an initial payment of $21.4 million, net of cash acquired. The Company paid a $0.4 million purchase price adjustment in 2015. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. Based in Liège, Belgium, ICM is a leading supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening and is part of the Digital Imaging segment.
On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated (“Optech”) for $22.0 million in cash. As a result of the purchase, the difference between the cash paid and the balance of noncontrolling interest was recorded to additional paid-in capital. The balance of the noncontrolling interest of $41.2 million at December 28, 2014 decreased by $0.3 million for the net loss and $1.3 million in translation adjustments prior to the purchase which eliminated the remaining balance.  The balance of the noncontrolling interest of $47.0 million at December 29, 2013 decreased by $2.1 million for the net loss and $3.7 million in translation adjustments, resulting in a balance of $41.2 million at December 28, 2014. Teledyne no longer has any noncontrolling interests.  Optech is part of the Digital Imaging segment.
On February 2, 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary for $18.9 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems and is part of the Instrumentation segment.

Also in 2015, Teledyne made an additional $1.3 million investment in Ocean Aero, Inc. (“Ocean Aero”) and now owns a 36.9% interest in Ocean Aero which is accounted for under the equity method. Based in Poway, California, Ocean Aero is designing an unmanned surface vehicle that will also have the ability to descend subsea. Also in 2015, we acquired a product line for $3.0 million of which an initial payment of $2.7 million was made in 2015.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The ICM, Bowtech and Optech acquisitions were funded with cash held by foreign subsidiaries. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
During 2014, Teledyne made 4 acquisitions, the largest of which was Bolt Technology Corporation (“Bolt”) in November 2014.
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
On October 22, 2014, a subsidiary of Teledyne acquired the assets of Oceanscience for $14.7 million, net of cash acquired, to enhance our capabilities related to marine sensor platforms and unmanned surface vehicles. On August 18, 2014, a subsidiary of Teledyne acquired assets of Atlas Hydrographic GmbH (“Atlas”) for $5.2 million. We acquired assets of Atlas to add marine sonar systems for mid and deep water applications. On March 31, 2014, a subsidiary of Teledyne acquired Photon Machines, Inc. (“Photon”) for an initial payment of $3.3 million. We acquired Photon to supplement our offerings of laser-based sample introduction equipment for laboratory instrumentation. On July 1, 2014, Teledyne made an initial investment in Ocean Aero.
All of the 2014 acquisitions are part of the Instrumentation segment.
On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON A/S (“RESON”) for $69.7 million, net of cash acquired. RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON is part of the Instrumentation segment.
On October 22, 2013, a subsidiary of Teledyne acquired C.D. Limited (“CDL”) for $21.8 million in cash, net of cash acquired. CDL is headquartered in Aberdeen, Scotland, is a leading supplier of subsea inertial navigation systems and motion sensors for a variety of marine applications. We acquired CDL to obtain additional inertial sensing and navigation products, and to accelerate the development of real-time motion sensing and communication systems for our subsea oil and gas customers. CDL is part of the Instrumentation segment.
On August 30, 2013, a subsidiary of Teledyne acquired SD Acquisition, Inc. d/b/a CETAC Technologies (“CETAC”) for $26.4 million. Teledyne paid a $0.4 million purchase price adjustment in the fourth quarter. CETAC, headquartered in Omaha, Nebraska, is a designer and manufacturer of automated sample handling and sample introduction equipment for laboratory instrumentation. We acquired CETAC to expand our automated sample handling and sample introduction equipment for laboratory instrumentation capabilities. CETAC is part of the Instrumentation segment.
On July 8, 2013, a subsidiary of Teledyne purchased the remaining 49% interest in Nova Research, Inc. (“Nova Sensors”) that it did not already own for $4.9 million. Nova Sensors produces compact short-wave and mid-wave infrared cameras and operates within the Digital Imaging segment. Also in 2013, the Company spent $1.4 million on the purchase of a product line.
On May 8, 2013, a subsidiary of Teledyne acquired Axiom IC B.V. (“Axiom”), for an initial payment of $4.0 million, net of cash acquired. Axiom, located in the Netherlands, is a fabless semiconductor company that develops high-performance CMOS mixed-signal integrated circuits and is part of the Digital Imaging segment.
See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions.

Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2015 contained 53 weeks and fiscal years 2014 and 2013 each contained 52 weeks. The following are selected financial highlights for 2015, 2014 and 2013 (in millions, except per-share amounts):

	2015	2014	2013
Sales	$2,298.1	$2,394.0	$2,338.6
Costs and Expenses
Cost of sales	1,427.8	1,487.1	1,500.0
Selling, general and administrative expenses	588.6	612.4	598.3
Total costs and expenses	2,016.4	2,099.5	2,098.3

Operating Income	281.7	294.5	240.3
Interest and debt expense, net	(23.9)	(19.0)	(20.4)
Other income, net	0.4	6.6	4.1
Income before income taxes	258.2	282.1	224.0
Provision for income taxes	62.7	66.5	39.5
Net income	195.5	215.6	184.5
Noncontrolling interest	0.3	2.1	0.5
Net income attributable to Teledyne	$195.8	$217.7	$185.0

Basic earnings per common share	$5.55	$5.87	$4.96

Diluted earnings per common share	$5.44	$5.75	$4.87

Our businesses are aligned in four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2015, 2014 and 2013 are summarized in the following table:

	Percentage of Total Sales
Segment contribution to total sales:	2015	2014	2013
Instrumentation	46%	47%	44%
Digital Imaging	16%	17%	18%
Aerospace and Defense Electronics	26%	25%	26%
Engineered Systems	12%	11%	12%
	100%	100%	100%

Results of Operations
2015 compared with 2014

Sales	2015	2014	% Change
	(in millions)
Instrumentation	$1,051.1	$1,115.5	(5.8)%
Digital Imaging	379.0	403.6	(6.1)%
Aerospace and Defense Electronics	593.4	603.0	(1.6)%
Engineered Systems	274.6	271.9	1.0%
Total sales	$2,298.1	$2,394.0	(4.0)%

Results of operations	2015	2014	% Change
	(in millions)
Instrumentation	$171.0	$181.6	(5.8)%
Digital Imaging	40.0	37.1	7.8%
Aerospace and Defense Electronics	84.8	88.3	(4.0)%
Engineered Systems	26.1	31.4	(16.9)%
Corporate expense	(40.2)	(43.9)	(8.4)%
Operating income	281.7	294.5	(4.3)%
Interest and debt expense, net	(23.9)	(19.0)	25.8%
Other income, net	0.4	6.6	(93.9)%
Income before income taxes	258.2	282.1	(8.5)%
Provision for income taxes	62.7	66.5	(5.7)%
Net income	195.5	215.6	(9.3)%
Noncontrolling interest	0.3	2.1	(85.7)%
Net income attributable to Teledyne	$195.8	$217.7	(10.1)%

Sales and cost of sales by segment and total company:

	2015	2014	Change
Instrumentation	(dollars in millions)
Sales	$1,051.1	$1,115.5	$(64.4)
Cost of sales	$589.8	$630.0	$(40.2)
Cost of sales % of sales	56.1%	56.5%

Digital Imaging
Sales	$379.0	$403.6	$(24.6)
Cost of sales	$228.0	$252.0	$(24.0)
Cost of sales % of sales	60.1%	62.4%

Aerospace and Defense Electronics
Sales	$593.4	$603.0	$(9.6)
Cost of sales	$383.8	$386.6	$(2.8)
Cost of sales % of sales	64.7%	64.2%

Engineered Systems
Sales	$274.6	$271.9	$2.7
Cost of sales	$226.2	$218.5	$7.7
Cost of sales % of sales	82.4%	80.4%

Total Company
Sales	$2,298.1	$2,394.0	$(95.9)
Cost of sales	$1,427.8	$1,487.1	$(59.3)
Cost of sales % of sales	62.1%	62.1%

We reported 2015 sales of $2,298.1 million, compared with sales of $2,394.0 million for 2014, a decrease of 4.0%. Net income attributable to Teledyne was $195.8 million ($5.44 per diluted share) for 2015, compared with net income attributable to Teledyne of $217.7 million ($5.75 per diluted share) for 2014, a decrease of 10.1%.  Total year 2015 and 2014 reflected pretax charges totaling $8.4 million and $4.2 million, respectively, for severance charges. Net income for 2015 and 2014 also included net discrete tax benefits of $9.8 million and $8.9 million, respectively.
Sales
The decrease in sales in 2015, compared with 2014, reflected lower sales in each segment except the Engineered Systems segment. Sales in the Instrumentation segment reflected $32.1 million of incremental sales from recent acquisitions while sales in the Digital Imaging segment reflected $6.8 million of incremental sales from a recent acquisition. The incremental increase in revenue in 2015 from businesses acquired in 2015 and in 2014 was $38.9 million.
Sales under contracts with the U.S. Government were approximately 26% of sales in 2015 and 25% of sales in 2014. Sales to international customers represented approximately 44% of sales in 2015 and 45% of sales in 2014.
Cost of Sales
Total company cost of sales decreased by $59.3 million in 2015, compared with 2014, primarily due to lower sales. The total company cost of sales as a percentage of sales for 2015 was 62.1%, for both 2015 and 2014.
Selling, general and administrative expenses
Selling, general and administrative expenses, including company-funded research and development and bid and proposal expense, in total dollars were lower in 2015 compared with 2014. The decrease reflected the impact of lower sales and lower corporate administrative expense. Corporate administrative expense in 2015 was $40.2 million, compared with $43.9 million in 2014, a decrease of 8.4%. The decrease in corporate administrative expense reflected lower compensation and professional fees expense. For 2015, we recorded a total of $12.2 million in stock option expense, of which $3.4 million was recorded as corporate expense and $8.8 million was recorded in the operating segment results. For 2014, we recorded a total of $14.0 million in stock option expense, of which $4.5 million was recorded as corporate expense and $9.5 million was recorded in the operating segment results. Stock option expense in 2015 was lower than in 2014 primarily due to the absence of stock option grants in 2015. Selling, general and administrative expenses as a percentage of sales, were 25.6% for both 2015 and 2014.
Pension Income/Expense
Included in operating profit in 2015 was pension expense of $3.0 million compared with pension income of $1.3 million in 2014. The change to pension expense in 2015 from pension income in 2014 primarily reflected the impact of using a 4.5 percent discount rate to determine the benefit obligation for the domestic plan in 2015 compared with a 5.4 percent discount rate used in 2014. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million. For 2016, the Company’s domestic pension plan will result in pension income, compared with pension expense in 2015, due to changes to the pension assumptions. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $13.8 million for both 2015 and 2014. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income for 2015 was $281.7 million, compared with $294.5 million for 2014, a decrease of 4.3%. Operating income primarily reflected lower costs as a result of the lower sales. Operating income in 2015 and 2014 included $8.4 million and $4.2 million in severance costs, respectively. The incremental operating loss included in the results for 2015 from recent acquisitions was $3.7 million which included $3.3 million in additional intangible asset amortization expense. Operating income in 2015 included pension expense of $3.0 million compared to pension income of $1.3 million in 2014.

Interest Expense and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $24.0 million in 2015 and $19.2 million in 2014. The increase in interest expense primarily reflected the impact of higher outstanding debt levels, due to recent acquisitions and stock repurchases. Interest income was $0.1 million in 2015 and $0.2 million in 2014. Other income and expense in 2015 and 2014 included net gains on legal settlements of $3.0 million and $6.5 million, respectively.
Income Taxes
The Company’s effective tax rate for 2015 was 24.3%, compared with 23.6% for 2014. Fiscal year 2015 included net discrete tax benefits of $9.8 million primarily related to the remeasurement of uncertain tax positions which were mainly due to the expiration of statute of limitations and the release of valuation allowances. Total year 2015 also included $5.9 million in federal research and development tax credits. Fiscal year 2014 included net discrete tax benefits of $8.9 million primarily related to the remeasurement of uncertain tax positions, which were mainly due to an expiration of statute of limitations and the favorable resolution of a tax matter. Fiscal year 2014 also included $5.6 million in federal research and development tax credits. Excluding the impact of the net discrete tax benefits of $9.8 million for 2015 and $8.9 million for 2014, the effective tax rates would have been 28.1% for 2015, compared with 26.7% for 2014. The Company anticipates the total unrecognized tax benefit may be reduced by $7.0 million due to the resolution of various federal, state and foreign tax issues in the next twelve months.
2014 Compared with 2013

Sales	2014	2013	% Change
	(in millions)
Instrumentation	$1,115.5	$1,022.8	9.1%
Digital Imaging	403.6	414.8	(2.7)%
Aerospace and Defense Electronics	603.0	625.1	(3.5)%
Engineered Systems	271.9	275.9	(1.4)%
Total sales	$2,394.0	$2,338.6	2.4%

Results of operations	2014	2013	% Change
	(in millions)
Instrumentation	$181.6	$162.0	12.1%
Digital Imaging	37.1	28.2	31.6%
Aerospace and Defense Electronics	88.3	65.7	34.4%
Engineered Systems	31.4	22.0	42.7%
Corporate expense	(43.9)	(37.6)	16.8%
Operating income	294.5	240.3	22.6%
Interest and debt expense, net	(19.0)	(20.4)	(6.9)%
Other income, net	6.6	4.1	61.0%
Income before income taxes	282.1	224.0	25.9%
Provision for income taxes	66.5	39.5	68.4%
Net income	215.6	184.5	16.9%
Noncontrolling interest	2.1	0.5	320.0%
Net income attributable to Teledyne	$217.7	$185.0	17.7%

Sales and cost of sales by segment and total company:

	2014	2013	Change
Instrumentation	(dollars in millions)
Sales	$1,115.5	$1,022.8	$92.7
Cost of sales	$630.0	$570.9	$59.1
Cost of sales % of sales	56.5%	55.8%

Digital Imaging
Sales	$403.6	$414.8	$(11.2)
Cost of sales	$252.0	$263.7	$(11.7)
Cost of sales % of sales	62.4%	63.6%

Aerospace and Defense Electronics
Sales	$603.0	$625.1	$(22.1)
Cost of sales	$386.6	$434.6	$(48.0)
Cost of sales % of sales	64.2%	69.5%

Engineered Systems
Sales	$271.9	$275.9	$(4.0)
Cost of sales	$218.5	$230.8	$(12.3)
Cost of sales % of sales	80.4%	83.6%

Total Company
Sales	$2,394.0	$2,338.6	$55.4
Cost of sales	$1,487.1	$1,500.0	$(12.9)
Cost of sales % of sales	62.1%	64.1%

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

Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, in total dollars were higher in 2014 compared with 2013. The increase reflected the impact of higher sales and higher corporate administrative expense. Corporate administrative expense in 2014 was $43.9 million, compared with $37.6 million in 2013 an increase of 16.8%. The increase in corporate administrative expense reflected higher compensation and professional fees expense. For 2014, we recorded a total of $14.0 million in stock option expense, of which
$4.5 million was recorded as corporate expense and $9.5 million was recorded in the operating segment results. For 2013, we recorded a total of $10.7 million in stock option expense, of which $3.4 million was recorded as corporate expense and
$7.3 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales, were 25.6% for both 2014 and 2013.
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

Operating Income
Operating income for 2014, compared with 2013, increased by $54.2 million, or 22.6%. Operating income reflected lower costs as a result of the cost reduction actions taken in 2013 and the impact of pension income. Operating income in 2014 included $4.4 million in severance and facility consolidation costs, compared with $24.0 million of similar costs in 2013. The incremental operating income included in the results for 2014 from recent acquisitions was $6.3 million which included $1.2 million in additional intangible asset amortization expense. Operating income in 2014 included pension income of $1.3 million, compared with pension expense of $17.5 million in 2013.
 Interest Expense and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $19.2 million in 2014 and
$20.9 million in 2013. Interest income was $0.2 million in 2014 and $0.5 million in 2013.
Other income and expense in 2014 included net gains on legal settlements of $6.5 million. Other income and expense in 2013 included $3.6 million from the reversal of reserves no longer needed in connection with a legal settlement.
Income Taxes
The Company’s effective tax rate for 2014 was 23.6%, compared with 17.7% for 2013. The increase primarily reflected lower net discrete tax benefits in 2014. Fiscal year 2014 included net discrete tax benefits of $8.9 million primarily related to the remeasurement of uncertain tax positions, which were mainly due to an expiration of statute of limitations and the favorable resolution of a tax matter. Total year 2014 also included $5.6 million in federal research and development tax credits. Fiscal year 2013 included net discrete tax benefits of $21.3 million primarily related to the statute of limitations expirations, favorable tax audit resolutions, research and development credits and the remeasurement of uncertain tax positions. Fiscal year 2013 also included $4.2 million in federal research and development tax credits. Excluding the impact of the net discrete tax benefits of $8.9 million for 2014 and $21.3 million for 2013, the effective tax rates would have been 26.7% for 2014, compared with 27.1% for 2013.

Segments
The following discussion of our four segments should be read in conjunction with Note 12 to the Notes to Consolidated Financial Statements.
Instrumentation

(Dollars in millions)	2015	2014	2013
Sales	$1,051.1	$1,115.5	$1,022.8
Cost of sales	$589.8	$630.0	$570.9
Selling, general and administrative expenses	$290.3	$303.9	$289.9
Operating income	$171.0	$181.6	$162.0
Cost of sales % of sales	56.1%	56.5%	55.8%
Selling, general and administrative expenses % of sales	27.6%	27.2%	28.4%
Operating income % of sales	16.3%	16.3%	15.8%
International sales % of sales	58.2%	58.1%	56.3%
Governmental sales % of sales	5.8%	3.5%	4.0%
Capital expenditures	$20.9	$17.0	$22.0
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2015 compared with 2014
Our Instrumentation segment sales were $1,051.1 million in 2015 compared with sales of $1,115.5 million in 2014, a decrease of 5.8%. Operating income was $171.0 million in 2015, compared with $181.6 million in 2014, a decrease of 5.8%. The 2015 sales decrease resulted from lower sales of marine instrumentation and electronic test and measurement instrumentation, while sales for environmental instrumentation increased slightly. Sales for marine instrumentation decreased by $40.8 million and primarily reflected lower sales of geophysical sensors for offshore oil exploration, interconnect systems for land-based energy applications, and other marine sensors and systems, partially offset by $32.1 million in incremental sales from recent acquisitions. Sales of electronic test and measurement instrumentation decreased $23.9 million primarily as a result of lower international sales due in part to the impact of foreign exchange rates. Sales of environmental instrumentation increased $0.3 million. The decrease in operating income primarily reflected the impact of lower sales as well as $2.9 million in higher severance costs compared with 2014. The incremental operating loss from recent acquisitions was $4.6 million, which included $3.0 million in additional intangible asset amortization.
Cost of sales decreased by $40.2 million in 2015, compared with 2014, and primarily reflected the impact of lower sales. The cost of sales percentage decreased slightly to 56.1% from 56.5%. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2015, decreased by $13.6 million, compared with 2014, and primarily reflected the impact of lower sales. Selling, general and administrative expenses for 2015, as a percentage of sales, increased slightly to 27.6%, compared with 27.2% for 2014.
2014 compared with 2013
Our Instrumentation segment sales were $1,115.5 million in 2014, compared with sales of $1,022.8 million in 2013, an increase of 9.1%. Operating income was $181.6 million in 2014, compared with $162.0 million in 2013, an increase of 12.1%. The 2014 sales increase of $92.7 million resulted from higher sales in the marine instrumentation and environmental instrumentation product lines. The higher sales of $74.4 million for marine instrumentation reflected increased sales of marine acoustic sensors and systems, as well as interconnect systems used in offshore energy production, and also included a total of $32.5 million in incremental revenue from recent acquisitions including the November 2014 acquisition of Bolt, the
March 2013 acquisition of RESON and the October 2013 acquisition of CDL. Sales for environmental instrumentation increased $19.8 million and included $21.1 million from the August 2013 acquisition of CETAC. Sales for electronic test and measurement instrumentation decreased by $1.5 million. The increase in operating income reflected the impact of higher sales from both recent acquisitions and organic sales growth. The incremental operating income from recent acquisitions was $6.1 million, which included $1.2 million in additional intangible asset amortization.
Cost of sales increased by $59.1 million in 2014, compared with 2013, and primarily reflected the impact of higher sales, as well as increased customer-funded research and development. The cost of sales percentage increased to 56.5% from
55.8%. Selling, general and administrative expenses, including research and development and bid and proposal expense, in
2014, increased by $14.0 million, compared with 2013, and reflected the impact of higher sales. Selling, general and administrative expenses for 2014, as a percentage of sales, decreased to 27.2%, compared with 28.4% for 2013.

Digital Imaging

(Dollars in millions)	2015	2014	2013
Sales	$379.0	$403.6	$414.8
Cost of sales	$228.0	$252.0	$263.7
Selling, general and administrative expenses	$111.0	$114.5	$122.9
Operating income	$40.0	$37.1	$28.2
Cost of sales % of sales	60.1%	62.4%	63.6%
Selling, general and administrative expenses % of sales	29.3%	28.4%	29.6%
Operating income % of sales	10.6%	9.2%	6.8%
International sales % of sales	51.0%	50.2%	49.0%
Governmental sales % of sales	20.8%	25.3%	29.0%
Capital expenditures	$9.2	$10.3	$20.2
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses.
2015 compared with 2014
Our Digital Imaging segment sales were $379.0 million in 2015, compared with sales of $403.6 million in 2014, a decrease of 6.1%. Operating income was $40.0 million in 2015, compared with $37.1 million in 2014, an increase of 7.8%.
The 2015 sales decrease primarily reflected lower sales from U.S. Government research and development contracts and reduced sales of machine vision cameras for semiconductor and electronics inspection and of infrared imaging systems, partially offset by increased sales of sensors and cameras for life sciences and general industrial applications. Sales in 2015 included $6.8 million in incremental sales from a recent acquisition. The increase in operating income in 2015, compared with 2014, despite lower sales, reflected the impact of improved margins across a number of product categories as a result of ongoing cost reductions and improved contract performance and also included $0.9 million in operating income from a recent acquisition.
Cost of sales for 2015 decreased by $24.0 million, compared with 2014, and primarily reflected the impact of lower costs as a result of ongoing cost reduction actions and product mix differences. The decrease in the cost of sales percentage primarily reflected lower costs as a result of ongoing cost reduction actions and a greater mix of higher gross margin commercial sales. Selling, general and administrative expenses, for 2015, decreased to $111.0 million, compared with $114.5 million in 2014 and primarily reflected lower general and administrative expenses. The selling, general and administrative expense percentage increased to 29.3% in 2015 from 28.4% in 2014 and reflected higher research and development spending.
2014 compared with 2013
Our Digital Imaging segment sales were $403.6 million in 2014, compared with sales of $414.8 million in 2013, a decrease of 2.7%. Operating income was $37.1 million in 2014, compared with $28.2 million in 2013, an increase of 31.6%.
The 2014 sales decrease reflected increased sales of sensors and cameras for commercial machine vision applications, offset by lower sales of specialty imaging sensors, primarily for government applications. The increase in operating income primarily reflected a greater mix of higher margin commercial sales and lower costs as a result of cost reduction actions taken in 2013, as well as lower research and development expense. Operating profit in 2014 included $2.7 million in severance and related expenses compared $3.9 million in severance and related expenses and a $1.2 million asset impairment charge in 2013.
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
development expenses. The selling, general and administrative expense percentage decreased to 28.4% in 2014 from 29.6% in
2013 and reflected lower expense in each major category of selling, general and administrative expense.

Aerospace and Defense Electronics

(Dollars in millions)	2015	2014	2013
Sales	$593.4	$603.0	$625.1
Cost of sales	$383.8	$386.6	$434.6
Selling, general and administrative expenses	$124.8	$128.1	$124.8
Operating income	$84.8	$88.3	$65.7
Cost of sales % of sales	64.7%	64.2%	69.5%
Selling, general and administrative expenses % of sales	21.0%	21.2%	20.0%
Operating income % of sales	14.3%	14.6%	10.5%
International sales % of sales	31.8%	32.2%	34.0%
Governmental sales % of sales	37.7%	40.7%	41.6%
Capital expenditures	$9.1	$8.8	$15.3
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
2015 compared with 2014
Our Aerospace and Defense Electronics segment sales were $593.4 million in 2015, compared with sales of $603.0 million in 2014, a decrease of 1.6%. Operating income was $84.8 million in 2015, compared with $88.3 million in 2014, a decrease of 4.0%.
Sales for 2015, compared with 2014, decreased by $9.6 million and reflected lower sales of $19.8 million from microwave and interconnect systems and lower sales of $13.3 million from electronic manufacturing services products, partially offset by increased sales of $23.5 million from avionics products and electronic relays. Operating income in 2015 decreased by $3.5 million and reflected the impact of lower sales, as well as lower margins for most defense electronics products. Operating income in 2015 reflected higher pension expense of $1.9 million and the reversal of facility and consolidation reserves of $1.7 million no longer needed.
Cost of sales for 2015 decreased by $2.8 million, compared with 2014, and reflected the impact of lower sales, partially offset by higher pension expense. Cost of sales as a percentage of sales for 2015 increased slightly to 64.7% from 64.2% in 2014 and reflected the impact of higher pension expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $124.8 million in 2015, compared with $128.1 million in 2014, and reflected the impact of lower sales. The selling, general and administrative expense percentage in 2015 decreased slightly to 21.0% from 21.2% for 2014.
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
increase in the selling, general and administrative expense percentage to 21.2% for 2014, compared with 20.0% for 2013 reflected the impact of higher research and development and bid and proposal expense.

Engineered Systems

(Dollars in millions)	2015	2014	2013
Sales	$274.6	$271.9	$275.9
Cost of sales	$226.2	$218.5	$230.8
Selling, general and administrative expenses	$22.3	$22.0	$23.1
Operating income	$26.1	$31.4	$22.0
Cost of sales % of sales	82.4%	80.4%	83.6%
Selling, general and administrative expenses % of sales	8.1%	8.1%	8.4%
Operating income % of sales	9.5%	11.5%	8.0%
International sales % of sales	9.9%	9.0%	12.4%
Governmental sales % of sales	85.4%	81.6%	75.8%
Capital expenditures	$5.7	$4.3	$3.6
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2015 compared with 2014
Our Engineered Systems segment sales were $274.6 million in 2015, compared with sales of $271.9 million in 2014, an increase of 1.0%. Operating income was $26.1 million in 2015, compared with $31.4 million in 2014, a decrease of 16.9%.
The 2015 sales increase of $2.7 million reflected higher sales of energy systems products of $6.5 million and engineered products and services of $4.0 million. The higher energy systems sales primarily reflected increased sales for government energy systems. Turbine engine sales were lower by $7.8 million and reflected decreased sales for the Joint Air-to-Surface Standoff Missile program. Operating income in 2015 reflected the impact of higher sales more than offset by the impact of lower sales of higher margin turbine engines and higher pension expense of $2.0 million.
Cost of sales for 2015 increased by $7.7 million, compared with 2014, and reflected the higher sales and higher pension expense. Cost of sales as a percentage of sales for 2015 increased to 82.4%, compared with 80.4% in 2014 and reflected the impact of higher pension expense and lower sales of higher margin turbine engines. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $22.3 million in 2015, compared with $22.0 million in 2014, and reflected the impact of higher sales. The selling, general and administrative expense percentage remained at 8.1% for 2015, compared with 2014.
2014 compared with 2013
Our Engineered Systems segment sales were $271.9 million in 2014, compared with sales of $275.9 million in 2013, a decrease of 1.4%. Operating income was $31.4 million in 2014, compared with $22.0 million in 2013, an increase of 42.7%.
The 2014 sales decrease of $4.0 million reflected lower sales of $6.1 million from engineered products and services, partially offset by higher sales of energy systems products of $1.6 million and higher turbine engines sales of $0.5 million.
The sales decrease from engineered products and services, primarily reflected lower sales from missile defense and nuclear programs. The increase in operating income in 2014 reflected the impact of pension income, compared with pension expense in 2013, lower severance and facility consolidation expenses, partially offset by the impact of lower sales. Pension income was $1.6 million for 2014, compared with pension expense of $6.7 million for 2013. Pension expense allocated to contracts pursuant to CAS was $8.8 million for 2014, compared with $8.5 million for 2013.
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

Financial Condition, Liquidity and Capital Resources
Principal Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions and debt service requirements, as well as acquisitions. The Company may also deploy cash for the stock repurchase program. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund acquisitions in 2016. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Credit Facility, Senior Notes and Term Loans
In November 2015, the Company issued $125.0 million in aggregate principal amount of senior unsecured notes. The notes consisted of $25.0 million of 2.81% senior unsecured notes due in November 2020, and $100.0 million of 3.28% senior unsecured notes due in November 2022. Also in December 2015, the Company amended the $750.0 million credit facility to extend the maturity from March 2018 to December 2020. Excluding interest and fees, no payments are due under the credit facility until it matures. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit facility also provides for facility fees that vary between 0.12% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

Long-term debt (in millions):	January 3, 2016	December 28, 2014
$750.0 million credit facility, due December 2020, weighted average rate of 1.67% at January 3, 2016, and 1.24% at December 28, 2014	$150.5	$105.0
Term Loans due through March 2019, weighted average rate of 1.55% at January 3, 2016, and 1.28% at December 28, 2014	190.0	200.0
4.04% Senior Notes due September 2015	—	75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	30.0
5.30% Senior Notes due September 2020	75.0	75.0
2.81% Senior Notes due November 2020	25.0	—
3.09% Senior Notes due December 2021	95.0	95.0
3.28% Senior Notes due November 2022	100.0	—
Other debt	—	14.7
Total long-term debt	765.5	694.7
Current portion of long-term debt	(10.0)	(84.9)
Total long-term debt, net of current portion	$755.5	$609.8
The Company also has $8.6 million in capital leases, of which $1.2 million is current. At January 3, 2016, Teledyne had $12.8 million in outstanding letters of credit.
Our credit facility, senior notes and term loans agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 3, 2016, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.

Financial covenant ratios and the actual ratios at January 3, 2016:

$750.0 million Credit Facility expires December 2020 and $190.0 million term loans due through March 2019 (issued in October 2012)

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.1 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.9 to 1

$425.0 million Private Placement Senior Notes due from 2017 to 2022

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.1 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.9 to 1

(a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

(b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $588.2 million at January 3, 2016. Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. No amounts were outstanding under this facility at January 3, 2016 or December 28, 2014.
Permanently Reinvested Earnings
We intend to indefinitely reinvest the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. At January 3, 2016, the amount of undistributed foreign earnings was $193.3 million, of which we have not recorded a deferred tax liability of approximately $49.7 million. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 3, 2016. We have not included information on our normal recurring purchases of materials for use in our operations. These amounts are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature:

Contractual obligations (in millions):	2016	2017	2018	2019	2020	After 2020	Total
Debt obligations	$10.0	$115.0	$170.5	$175.0	$100.0	$195.0	$765.5
Interest expense(a)	22.0	20.5	14.5	12.1	8.3	7.1	84.5
Operating lease obligations	22.2	19.9	16.9	15.2	14.6	77.1	165.9
Capital lease obligations(b)	1.5	1.3	1.4	1.3	1.1	4.0	10.6
Purchase obligations (c)	67.8	2.9	1.8	1.1	0.7	1.6	75.9
Total	$123.5	$159.6	$205.1	$204.7	$124.7	$284.8	$1,102.4

(a)
Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2015 and is assumed to be paid at the end of each quarter with the final payment in December 2020 when the credit facility expires.

(b)	Includes imputed interest and short-term portion.

(c)	Purchase obligations generally include contractual obligations for the purchase of goods and services.

Unrecognized tax benefits of $28.8 million are not included in the table above because $9.3 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history.
At January 3, 2016, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plan for 2016. Our minimum funding requirements after 2016, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2016 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 11 of the Notes to our Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
In 2015, net cash provided by operating activities was $210.2 million, compared with $287.9 million in 2014 and $203.3 million in 2013. The lower cash provided by operating activities in 2015, compared with 2014, reflected lower net income, lower customer deposits and advanced payments and higher income tax payments. The 2015 amounts reflected the receipt of $3.0 million related to a legal settlement while the 2014 amount reflected the receipt of $10.0 million related to a legal settlement. The higher cash provided by operating activities in 2014, compared with 2013, reflected higher net income, the absence of pension contributions in 2014, while in 2013 we made a voluntary $83.0 million pretax cash contribution to the domestic pension plan, partially offset by higher income tax payments.
Free cash flow (cash provided by operating activities less capital expenditures) was $163.2 million in 2015, compared with $244.4 million in 2014 and $130.7 million in 2013. Adjusted free cash flow eliminates the impact of pension contributions on a net of tax basis and was $163.2 million in 2015, compared with $244.4 million in 2014 and $182.1 million in 2013.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2015	2014	2013
Cash provided by operating activities	$210.2	$287.9	$203.3
Capital expenditures for property, plant and equipment	(47.0)	(43.5)	(72.6)
Free cash flow	163.2	244.4	130.7
Pension contributions, net of tax(b)	—	—	51.4
Adjusted free cash flow	$163.2	$244.4	$182.1

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

Working Capital
Working capital increased to $434.6 million at year-end 2015, compared with $402.7 million at year-end 2014. The increase reflected the repayment of $75.0 million in senior notes classified as short term partially offset by lower foreign cash balances due to the use of cash for recent acquisitions. The senior notes were repaid with funds drawn under the credit facility which is classified as long-term.

Selected balance sheet changes (in millions):	2015	2014
Cash	$85.1	$141.4
Current portion of long-term debt, capital leases and other debt	$19.1	$86.2
Long-term debt and capital lease obligations, net of current portion	$762.9	$618.9
Treasury stock	$309.9	$102.1
Accumulated other comprehensive loss	$413.2	$323.2
The decrease in cash primarily reflects the use of cash by foreign subsidiaries to fund the ICM, Bowtech and Optech acquisitions. The decrease in the current portion of long-term debt primarily reflects the repayment of $75.0 million in senior notes. The increase in long-term debt and in treasury stock reflects the impact of the stock repurchase program. The increase in accumulated other comprehensive loss primarily reflects the impact of foreign currency adjustments.
Investing Activities
Cash flows relating to investing activities consists primarily of cash used for acquisitions and capital expenditures. Net cash used in investing activities was $109.9 million, $238.7 million and $195.0 million for 2015, 2014 and 2013, respectively.

Capital expenditures (in millions):	2015	2014	2013
Instrumentation	$20.9	$17.0	$22.0
Digital Imaging	9.2	10.3	20.2
Aerospace and Defense Electronics	9.1	8.8	15.3
Engineered Systems	5.7	4.3	3.6
Corporate	2.1	3.1	11.5
	$47.0	$43.5	$72.6
The decrease in spending in 2014, compared with 2013, reflected the completion of several major projects during 2013, including expanding production capabilities and a resource planning software system. The 2013 amount also reflected expenditures related to facility consolidations. During 2016 we plan to invest approximately $60.0 million in capital expenditures, principally to upgrade capital equipment, reduce manufacturing costs and introduce new products. Commitments at January 3, 2016, for capital expenditures were approximately $8.0 million.
Acquisitions
Investing activities used cash for acquisitions and investments of $66.7 million, $195.8 million and $128.2 million, in fiscal 2015, 2014 and 2013, respectively (see “Recent Acquisitions”).
Teledyne funded the acquisitions primarily from borrowings under its credit facility and cash on hand.
For all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. The ICM and Axiom acquisitions are part of the Digital Imaging segment. All other acquisitions in 2015, 2014 and 2013 are part of the Instrumentation segment.

The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions and other investments made in fiscal 2015 and 2014 (in millions):

	2015
Acquisition	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Bowtech	February 2, 2015	$18.9	$7.0	$4.3
ICM	June 5, 2015	21.8	19.2	5.8
Purchase of remaining interest of Optech	April 29, 2015	22.0	—	—
Other Investments		4.0	1.4	0.9
		$66.7	$27.6	$11.0
(a) net of any cash acquired.

	2014
Acquisition	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Photon	March 30, 2014	$2.9	$1.4	$1.5
Atlas	August 17, 2014	5.2	3.6	0.8
Bolt	November 18, 2014	171.0	128.8	41.5
Oceanscience	October 22, 2014	14.7	9.0	4.4
Other investments		2.0	—	—
		$195.8	$142.8	$48.2
(a) net of any cash acquired.

 Except for the Atlas and Oceanscience acquisitions, goodwill resulting from the acquisitions made in fiscal 2015 and 2014 will not be deductible for tax purposes.

Estimated fair values of the assets acquired and liabilities assumed (in millions):	2015	2014
Current assets, excluding cash acquired	$8.5	$34.0
Property, plant and equipment	9.8	8.7
Goodwill	27.6	142.8
Intangible assets	11.0	48.2
Other long-term assets	1.9	5.3
Total assets acquired	58.8	239.0

Current liabilities, including short-term debt	(5.1)	(26.0)
Other long-term liabilities	(9.0)	(17.2)
Total liabilities assumed	(14.1)	(43.2)
Noncontrolling interests (a)	22.0	—
Cash paid, net of cash acquired	$66.7	$195.8
(a) Purchase of the remaining interest in Optech.

Financing Activities
Financing activities for 2015 reflected net payments on long-term debt of $47.6 million, compared with net proceeds from long-term debt of $29.5 million for 2014 and net payments on long-term debt of $5.0 million for 2013. In addition, in both 2015 and 2014, the Company issued $125.0 million of senior unsecured notes.
Fiscal years 2015, 2014 and 2013 reflect proceeds from the exercise of stock options of $19.0 million, $18.3 million and $12.1 million, respectively. Fiscal years 2015, 2014 and 2013 included $4.3 million, $6.2 million and $5.4 million, respectively, in excess tax benefits related to stock-based compensation. Financing activities for 2015 and 2014 also reflected the repurchase of common stock for $243.8 million and $146.6 million, respectively. Share repurchases totaled 2,561,815 shares in 2015 and 1,396,290 shares in 2014. See Note 8 to our Consolidated Financial Statements for additional information about our stock repurchase program.

Other Matters
Pension Plans
Teledyne has a domestic defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 18% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan. In 2015 and 2014, Teledyne’s domestic pension plan was over 100% funded, thus no cash contributions were made. For the Company’s domestic pension plan, the discount rate for 2016 will increase to 4.9% from 4.5% in 2015. In 2013, Teledyne made a voluntary pretax contribution to its domestic qualified pension plan of $83.0 million, before recovery from the U.S. Government. The Company also has several foreign-based defined benefit pension plans.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2011, California income tax matters for all years through 2010 and Canadian income tax matters for all years through 2007.
Costs and Pricing
Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.
Hedging Activities; Market Risk Disclosures
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, including DALSA. These contracts are designated and qualify as cash flow hedges.
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in accumulated other comprehensive income is reclassified to cost of sales in our consolidated statements of income. The Company expects to reclassify a loss of approximately $4.0 million, net of tax, over the next 12 months based on the year-end 2015 exchange rate.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of January 3, 2016, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $79.4 million and these contracts had a negative fair value of $5.9 million. These foreign currency forward contracts have maturities ranging from March 2016 to February 2018.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 3, 2016, Teledyne had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	64.9	U.S. Dollars	US$	51.3
Euros		€11.9	U.S. Dollars	US$	13.1
Great Britain Pounds		£0.9	Australian Dollars	A$	1.9
Great Britain Pounds		£21.0	U.S. Dollars	US$	32.0
Euros		€7.4	Canadian Dollars	C$	4.9
U.S. Dollars	US$	2.1	Japanese Yen		¥250.0
Singapore Dollars	S$	1.7	U.S. Dollars	US$	1.2
These contracts had a negative fair value of $5.7 million at January 3, 2016. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10% appreciation of the U.S. dollar from its value at January 3, 2016, would decrease the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.9 million. A hypothetical 10% depreciation of the U.S. dollar from its value at January 3, 2016, would increase the fair value of our foreign currency forward contracts associated with our cash flow hedging activities by $7.9 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of January 3, 2016, we had $150.5 million outstanding indebtedness under our $750.0 million credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $1.5 million, assuming the $150.5 million in debt was outstanding for the full year.
We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $8.7 million at January 3, 2016, and $9.7 million at December 28, 2014. As investigation and remediation of these sites proceed and new information is received, the Company expects that accruals will be adjusted to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure beginning on page 23 and Notes 2 and 14 to our Notes to Consolidated Financial Statements.

Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 26% of total sales in 2015, 25% of total sales in 2014 and 27% of total sales in 2013. For a summary of sales to the U.S. Government by segment, see Note 12 to our Notes to Consolidated Financial Statements. Sales to the U.S. Department of Defense represented approximately 19%, 20% and 21% of total sales for 2015, 2014 and 2013, respectively. See also our government contracts risks factor disclosure beginning on page 17.
Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year.
For information on accounts receivable from the U.S. Government, see Note 5 to our Notes to Consolidated Financial Statements.
Estimates and Reserves
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, intangible assets, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee dental and medical benefits and other contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making our judgments. Actual results may differ materially from these estimates under different assumptions or conditions. In some cases, such differences may be material. See also Critical Accounting Policies.
The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 3, 2016, and December 28, 2014 (in millions):

Reserves and Valuation Accounts: (a)	2015	2014
Allowance for doubtful accounts	$6.3	$7.8
Reduction to LIFO cost basis	$15.3	$16.5
Other inventory reserves	$58.8	$55.3
Workers’ compensation and general liability reserves(b)	$8.3	$8.9
Warranty reserves(b)	$17.1	$18.5
Environmental reserves(b)	$8.7	$9.7
Other accrued liability reserves(b)	$33.9	$31.5

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

Warranty Reserve (in millions):	2015	2014	2013
Balance at beginning of year	$18.5	$17.3	$17.8
Accruals for product warranties charged to expense	6.1	6.6	4.4
Cost of product warranty claims	(7.7)	(5.9)	(5.2)
Acquisitions	0.2	0.5	0.3
Balance at year-end	$17.1	$18.5	$17.3

Critical Accounting Policies
The preparation of our consolidated financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the notes to the financial statements. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Our critical accounting policies are those that are reflective of significant judgment, complexity and uncertainty, and may potentially result in materially different results under different assumptions and conditions. We have identified the following as critical accounting policies: revenue recognition; accounting for pension plans; accounting for business combinations, goodwill and other long-lived assets; and accounting for income taxes. For additional discussion of the application of these and other accounting policies, see Note 2 of our Notes to Consolidated Financial Statements.
Revenue Recognition
Revenue is recognized when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.
We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of our contracts or arrangements entered into with our customers. The majority of our revenue relates to product sales and is recognized upon shipment to the customer, at fixed or determinable prices and with a reasonable assurance of collection, passage of title to the customer and fulfillment of all significant obligations. Revenue is recognized net of estimated sales returns and other allowances. The Company does not offer substantial sales incentives and credits to customers. The remaining revenue is generally associated with long-term contracts to design, develop and manufacture highly engineered products used in commercial or defense applications. Such contracts are generally accounted for using contract accounting, percentage-of-completion (“POC”) method.
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
We also have a small number of multiple elements arrangements (i.e., free product, training, installation, additional parts, etc.). If contract accounting does not apply, we allocate the contract price among the deliverables based on vendor-specific objective evidence of fair value to each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we use our best estimate of selling price for purposes of allocating the total arrangement consideration among the elements. Also, extended or non-customary warranties do not represent a significant portion of our revenue; however when our revenue arrangements include an extended or non-customary warranty provision, the revenue is deferred and recognized ratably over the extended warranty period.
For contracts that require substantial performance over a long time period (generally one or more years), revenue is recorded under the POC method. We record net revenue and an estimated profit as work on our contracts progresses. The POC method for these contracts is dependent on the nature of the contract or products provided. Depending on the contract, we may measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance contract milestones which could be time, event or expense driven. For example, for cost-reimbursable contracts we use the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue and an estimated profit as allowable costs are incurred based on the proportion that the incurred costs bear to total estimated costs. Another example, for contracts that require us to provide a substantial number of similar items, we record revenue and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. Occasionally, it is appropriate to combine individual customer orders and treat them as one arrangement when the underlying agreement was reached with the customer for a single large project.
The percentage of Company revenue recognized using the POC method was 31.2% in 2015, 28.7% in 2014 and 32.1% in 2013.

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
The net effect of the favorable and unfavorable changes in estimates were expense of $3.1 million in 2015, $3.0 million in 2014 and $1.8 million in 2013. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2015, 2014 and 2013 were $38.6 million, $22.9 million and $21.4 million of favorable operating income and $35.5 million, $25.9 million and $23.2 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2015, 2014 or 2013 was material to the consolidated statements of income for such annual periods.
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 18% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan only. The Company also has several smaller foreign-based defined benefit pension plans. At January 3, 2016, the benefit obligation for the domestic defined benefit pension plan totaled $820.4 million and the fair value of the net qualified plan assets totaled $890.4 million. At January 3, 2016, the benefit obligation for the foreign-based pension plans totaled $56.6 million and the fair value of the net plan assets totaled $43.8 million. The Company’s accounting for its defined benefit pension plan requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the market related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over our average employee future service period of approximately nine years. Significant assumptions used in determining the Company’s pension income or expense is the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations. The Company has assumed, based upon the types of securities the plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on pension assets will be 8.0% in 2016 for its domestic qualified pension plan and the assumed discount rate will be 4.91% in 2016 for its domestic pension plan. The Company’s long-term expected return on pension assets used in 2015 was 8.25% for its domestic qualified pension plans and the assumed discount rate used in 2015 was 4.5%. The actual rate of return on pension assets was a negative return of 1.1% in 2015 and 5.4% in 2014 for its domestic qualified pension plan. If the actual rate of return on pension assets is below the expected rate of return, the Company may be required to make additional contributions to the pension trust. At January 3, 2016, the domestic plan is over-funded and contributions are not required. The Company did not make any cash contributions to its domestic pension benefit plan in 2015 or in 2014 and made a voluntary pretax cash contribution of $83.0 million in 2013, before recovery from the U.S. Government. In 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, we modified the mortality assumptions used in determining our pension obligations. The impact of these new mortality assumptions has resulted in an increase to our pension obligation and an increase in future pension expense. Our plan remains over-funded after the impact of the new mortality assumptions, as well as from changes to other relevant assumptions. At year-end 2015 the Company has a $232.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $370.4 million related to its pension plans. At year-end 2014, the Company had a $229.3 million non-cash reduction to stockholders’ equity and a long-term additional liability of $365.4 million related to its pension plans.

Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2015 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(2.0)	$2.0
Change in long-term rate of return on plan assets	$(2.3)	$2.3
See Note 11 of our Notes to Consolidated Financial Statements for additional pension disclosures.
Business Combinations, Goodwill and Acquired Intangible Assets
The results for all acquisitions are included in the Company’s consolidated financial statements from the date of each respective acquisition. Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. We determine the fair value of such assets and liabilities, generally in consultation with third-party valuation advisors. Acquired intangible assets with finite lives are amortized over their estimated useful lives. Adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period.
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We would test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on an annual impairment test completed in 2015, the Company recorded a $0.5 million impairment to acquired intangible assets. Based on a quarterly impairment test completed in 2014, the Company recorded a $0.7 million impairment to acquired intangible assets. No impairment of goodwill was indicated in 2015 or 2014, based on the annual impairment test completed in the fourth quarter of each year.
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
As of January 3, 2016, the Company had 26 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $0.7 million to $189.7 million. The Company’s analysis in 2015 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units as of the fourth quarter of 2015, the annual testing date, ranged from approximately 65% to 7,199%.
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
The impairment test for indefinite-lived intangibles other than goodwill (primarily trademarks and trade names) consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues from our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. With the exception of the indefinite-lived intangible assets from a single business unit, the estimated fair values exceed the carrying value for each of the Company’s indefinite-lived intangible assets as of the fourth quarter of 2015, the annual testing date. An impairment was recognized for the indefinite-lived intangible assets of a single business unit for $0.5 million, an amount for which its carrying value exceeded its estimated fair value.
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
We record uncertain tax benefits on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the positions and (2) for those tax positions that meet the “more-likely-than-not” recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.
An increase of 1% in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended January 3, 2016, of $2.6 million. For a description of the Company’s tax accounting policies, refer to Note 2 and Note 10 of our Notes to the Consolidated Financial Statements.
New Accounting Standards
For a discussion of new accounting standards see Note 2 of our Notes to the Consolidated Financial Statements.
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
Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; and cuts to defense spending resulting from existing and future deficit reduction measures; threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing could further negatively affect our businesses that supply the oil and gas industry. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets. Changes in the policies of U.S. and foreign governments could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report on page 47 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 59 through 99. See the “Index to Financial Statements and Related Information” on page 58.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 3, 2016, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 3, 2016, are effective.

Internal Controls
See Management Statement on page 59 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 61 for Deloitte & Touche LLP’s attestation report on management’s assessment of internal control over financial reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 3, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.

Sarbanes-Oxley Disclosure Committee
The Company’s Sarbanes-Oxley Disclosure Committee includes the following members:
Carl W. Adams, Vice President, Business Risk Assurance
Cynthia Belak, Vice President and Controller
Stephen F. Blackwood, Vice President and Treasurer
Melanie S. Cibik, Senior Vice President, General Counsel and Secretary
Michael C. Lee, Associate Director, Global Income Tax Accounting
Brian A. Levan, Senior Director of Financial Reporting and Assistant Controller
Susan L. Main, Senior Vice President and Chief Financial Officer
S. Paul Sassalos, Associate General Counsel and Assistant Secretary
Caleb B. Standafer, Senior Director Taxation and Associate Treasurer
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
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
In addition to the information set forth under the caption “Executive Management” beginning on page 10 in Part I of this Report, the information required by this item is set forth in the 2016 Proxy Statement under the captions “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2016 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the table below, the information required by this item is set forth in the 2016 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference.

Equity Compensation Plans Information
The following table summarizes information about our common stock that may be issued upon the exercise of options, warrant and rights under all of our equity compensation plans, as of January 3, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	285,057		42.83		—
1999 Non-Employee Director Stock Compensation Plan(1)	19,030		31.05		—
2002 Stock Incentive Plan(1)	177,106		47.10		—
Amended and Restated 2008 Incentive Award Plan(2)	1,385,675		59.22		—
2014 Incentive Award Plan	517,202	(3)	94.26	(4)	2,352,852	(5)
Employee Stock Purchase Plan(6)	—		—		1,000,000
Equity Compensation plans not approved by security holders	—		—		—
Total	2,384,070		$63.74		3,352,852

1)    The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders. No additional awards may be granted under these plans.
2)    No additional awards may be granted under the Amended and Restated 2008 Incentive Award Plan (2008 Plan). Any shares available under the 2008 Plan on the effective date of the 2014 Plan or that were subject to awards under the 2008 Plan that were forfeited or lapsed following the effective date of the 2014 Plan are automatically transferred to the 2014 Plan.
3)    Does not include (i) 3,767 shares of stock potentially issuable to certain Canadian employees under the 2012-2014 cycle of our PSP, of which 864 shares were issued as part of the second installment payment in February 2016; and (ii) 11,751 shares subject to restricted stock unit awards issued to employees and directors.
4)    Does not include the securities described in footnote (3) above, which do not have an exercise price.
5)    The number of shares available for future issuance (i) includes 1,299,291 shares transferred from the 2008 Plan (see footnote (2) above); (ii) assumes the issuance of up to 3,767 shares of stock potentially issuable to certain Canadian employees under the 2012-2014 cycle of our PSP, of which 864 shares were issued as part of the second installment payment in February 2016; (iii) assumes the issuance of 11,751 shares subject to restricted stock unit awards issued to employees and directors; and (iv) assumes the issuance of 97,588 shares under the 2015-2017 PSP assuming performance goals are met at the maximum performance level.
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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2016 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2016 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 58 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 99 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2016. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ( the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the Bowtech and ICM acquisitions in 2015. These acquisitions, which are included in the 2015 consolidated financial statements of the Company, constituted less than 3% of total assets and less than 1% of both total revenues and net income of the Company as of and for the year ended January 3, 2016. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of January 3, 2016, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 60 of this Annual Report.

Date: February 29, 2016

/S/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 29, 2016

/S/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California

We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the "Company") as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for Bowtech and ICM (“the 2015 acquisitions”), which were acquired in February 2015 and June 2015, respectively, and are included in the 2015 consolidated financial statements of the Company and constituted less than 3% of total assets and less than 1% of both total revenues and net income of the consolidated financial statement amounts as of and for the year ended January 3, 2016. Accordingly, our audit did not include the internal control over financial reporting for the 2015 acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2016 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California

We have audited the accompanying consolidated balance sheet of Teledyne Technologies Incorporated and subsidiaries (the "Company") as of January 3, 2016 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audits also included the financial statement schedule as of and for the year ended January 3, 2016 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements and financial statement schedule present fairly, in all material respects, the financial position of Teledyne Technologies Incorporated and subsidiaries as of January 3, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Teledyne Technologies Incorporated

We have audited the accompanying consolidated balance sheet of Teledyne Technologies Incorporated as of December 28, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2) for each of the two years in the period ended December 28, 2014. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledyne Technologies Incorporated at December 28, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 28, 2014.

/s/ Ernst & Young LLP
Los Angeles, California
February 26, 2015

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	2015	2014	2013
Net Sales	$2,298.1	$2,394.0	$2,338.6
Costs and expenses
Cost of sales	1,427.8	1,487.1	1,500.0
Selling, general and administrative expenses	588.6	612.4	598.3
Total costs and expenses	2,016.4	2,099.5	2,098.3
Operating income	281.7	294.5	240.3
Interest and debt expense, net	(23.9)	(19.0)	(20.4)
Other income, net	0.4	6.6	4.1
Income before income taxes	258.2	282.1	224.0
Provision for income taxes	62.7	66.5	39.5
Net income	195.5	215.6	184.5
Noncontrolling interest	0.3	2.1	0.5
Net income attributable to Teledyne	$195.8	$217.7	$185.0

Basic earnings per common share	$5.55	$5.87	$4.96
Weighted average common shares outstanding	35.3	37.1	37.3

Diluted earnings per common share	$5.44	$5.75	$4.87
Weighted average diluted common shares outstanding	36.0	37.9	38.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	2015	2014	2013
Net income	$195.5	$215.6	$184.5
Other comprehensive income (loss):
Foreign exchange translation adjustment	(83.6)	(58.2)	(15.2)
Hedge activity, net of tax	(1.4)	(2.0)	(1.4)
Pension and postretirement benefit adjustments, net of tax	(5.0)	(97.5)	124.5
Other comprehensive income (loss)(a)	(90.0)	(157.7)	107.9
Comprehensive income	105.5	57.9	292.4
Noncontrolling interest loss	0.3	2.1	0.5
Comprehensive income attributable to Teledyne, net of tax	$105.8	$60.0	$292.9
(a) Net of income tax benefit of $3.5 million in 2015, income tax expense of $22.6 million for 2014 and income tax benefit of $81.1 million for 2013.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	2015	2014
Assets
Current Assets
Cash	$85.1	$141.4
Accounts receivable, net	373.0	400.7
Inventories, net	309.2	311.8
Prepaid expenses and other current assets	60.9	87.8
Total current assets	828.2	941.7
Property, plant and equipment, net	321.3	336.5
Goodwill, net	1,140.2	1,150.6
Acquired intangibles, net	243.3	277.6
Prepaid pension assets	111.0	86.3
Other assets, net	74.5	69.5
Total Assets	$2,718.5	$2,862.2
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$136.5	$162.5
Accrued liabilities	238.0	290.3
Current portion of long-term debt, capital leases and other debt	19.1	86.2
Total current liabilities	393.6	539.0
Long-term debt and capital leases	762.9	618.9
Other long-term liabilities	217.9	235.8
Total Liabilities	1,374.4	1,393.7
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares: 37,697,865 at January 3, 2016, and 37,697,865 at December 28, 2014; Outstanding shares: 34,514,599 at January 3, 2016, and 36,655,584 at December 28, 2014	0.4	0.4
Additional paid-in capital	345.3	326.5
Retained earnings	1,721.5	1,525.7
Treasury stock, 3,183,266 at January 3, 2016 and 1,042,281 at December 28, 2014	(309.9)	(102.1)
Accumulated other comprehensive loss	(413.2)	(323.2)
Total Teledyne Stockholders’ Equity	1,344.1	1,427.3
Noncontrolling interest	—	41.2
Total Stockholders’ Equity	1,344.1	1,468.5
Total Liabilities and Stockholders’ Equity	$2,718.5	$2,862.2
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Teledyne Technologies Incorporated Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance, December 30, 2012	$0.4	$297.8	$—	$1,123.0	$(273.4)	$1,147.8	$55.6	$1,203.4
Net income (loss)	—	—	—	185.0	—	185.0	(0.5)	184.5
Other comprehensive income, net of tax	—	—	—	—	107.9	107.9	—	107.9
Purchase of noncontrolling interest	—	—	—	—	—	—	(4.6)	(4.6)
Foreign currency translation adjustment - noncontrolling interest	—	—	—	—	—	—	(3.5)	(3.5)
Stock option compensation expense	—	10.7	—	—	—	10.7	—	10.7
Exercise of stock options and other, net	—	20.3	—	—	—	20.3	—	20.3
Balance, December 29, 2013	0.4	328.8	—	1,308.0	(165.5)	1,471.7	47.0	1,518.7
Net income (loss)	—	—	—	217.7	—	217.7	(2.1)	215.6
Other comprehensive loss, net of tax	—	—	—	—	(157.7)	(157.7)	—	(157.7)
Foreign currency translation adjustment - noncontrolling interest	—	—	—	—	—	—	(3.7)	(3.7)
Treasury stock purchases	—	(20.0)	(102.1)	—	—	(122.1)	—	(122.1)
Stock option compensation expense	—	14.0	—	—	—	14.0	—	14.0
Exercise of stock options and other, net	—	3.7	—	—	—	3.7	—	3.7
Balance, December 28, 2014	0.4	326.5	(102.1)	1,525.7	(323.2)	1,427.3	41.2	1,468.5
Net income (loss)	—	—	—	195.8	—	195.8	(0.3)	195.5
Other comprehensive loss, net of tax	—	—	—	—	(90.0)	(90.0)	—	(90.0)
Purchase of noncontrolling interest	—	17.6	—	—	—	17.6	(39.6)	(22.0)
Foreign currency translation adjustment - noncontrolling interest	—	—	—	—	—	—	(1.3)	(1.3)
Treasury stock purchases	—	(36.0)	(207.8)	—	—	(243.8)	—	(243.8)
Stock option compensation expense	—	12.2	—	—	—	12.2	—	12.2
Exercise of stock options and other, net	—	25.0	—	—	—	25.0	—	25.0
Balance, January 3, 2016	$0.4	$345.3	$(309.9)	$1,721.5	$(413.2)	$1,344.1	$—	$1,344.1

The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	2015	2014	2013
Operating Activities
Net income	$195.5	$215.6	$184.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.3	94.3	91.1
Deferred income taxes	(7.9)	(57.0)	17.4
Stock option expense	12.2	14.0	10.7
Excess tax benefits from stock options exercised	(4.3)	(6.2)	(5.4)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	21.9	(18.9)	(7.1)
Inventories	(6.4)	(5.7)	0.6
Prepaid expenses and other assets	(1.3)	(2.8)	1.3
Accounts payable	(26.8)	13.4	(11.8)
Accrued liabilities	(41.1)	8.6	5.1
Income taxes payable, net	(21.3)	(7.5)	2.2
Long-term assets	3.7	(1.5)	(9.7)
Other long-term liabilities	(5.0)	4.4	3.3
Pension benefits	3.3	44.4	(75.8)
Postretirement benefits	(2.0)	1.2	(2.4)
Other operating, net	(0.6)	(8.4)	(0.7)
Net cash provided by operating activities	210.2	287.9	203.3
Investing Activities
Purchases of property, plant and equipment	(47.0)	(43.5)	(72.6)
Purchase of businesses and other investments	(66.7)	(195.8)	(128.2)
Proceeds from the sale of businesses and disposal of fixed assets	3.8	0.6	5.8
Net cash used in investing activities	(109.9)	(238.7)	(195.0)
Financing Activities
Net proceeds on credit facility	45.5	—	—
Proceeds on other debt	9.7	29.5	—
Payments on other debt	(102.8)	—	(5.0)
Proceeds from issuance of senior notes	125.0	125.0	—
Purchase of treasury stock	(243.8)	(146.6)	—
Proceeds from stock options exercised	19.0	18.3	12.1
Excess tax benefits from stock options exercised	4.3	6.2	5.4
Issuance of cash flow hedges	(0.5)	(2.0)	—
Other financing	(1.4)	—	(1.4)
Net cash provided (used) by financing activities	(145.0)	30.4	11.1
Effect of exchange rate changes on cash and cash equivalents	(11.6)	(4.2)	0.8
Increase (decrease) in cash	(56.3)	75.4	20.2
Cash—beginning of period	141.4	66.0	45.8
Cash—end of period	$85.1	$141.4	$66.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2016

Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) became an independent, public company effective November 29, 1999. Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include deepwater oil and gas exploration and production, oceanographic research, air and water quality environmental monitoring, electronics design and development, factory automation and medical imaging. The products include monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, digital imaging sensors and cameras, aircraft information management systems, and defense electronics and satellite communication subsystems. Teledyne also supplies engineered systems for defense, space, environmental and energy applications. Teledyne differentiates itself from many of its direct competitors by having a customer and company sponsored applied research center that augments our product development expertise.
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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2015 was a 53-week fiscal year and ended on January 3, 2016. Fiscal year 2014 was a 52-week fiscal year and ended on December 28, 2014. Fiscal year 2013 was a 52-week fiscal year and ended on December 29, 2013. References to the years 2015, 2014 and 2013 are intended to refer to the respective fiscal year unless otherwise noted.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns and replacements, allowance for doubtful accounts, inventories, goodwill, intangible assets, asset valuations, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the year ended January 3, 2016, and December 28, 2014:

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balances as of December 29, 2013	$(32.4)	$(3.3)	$(129.8)	$(165.5)

Other comprehensive loss before reclassifications	(58.2)	(4.7)	—	(62.9)
Amounts reclassified from AOCI	—	2.7	(97.5)	(94.8)
Net other comprehensive loss	(58.2)	(2.0)	(97.5)	(157.7)
Balance as of December 28, 2014	(90.6)	(5.3)	(227.3)	(323.2)

Other comprehensive loss before reclassifications	(83.6)	(8.2)	—	(91.8)
Amounts reclassified from AOCI	—	6.8	(5.0)	1.8
Net other comprehensive loss	(83.6)	(1.4)	(5.0)	(90.0)
Balance as of January 3, 2016	$(174.2)	$(6.7)	$(232.3)	$(413.2)

The reclassification out of AOCI for the year ended January 3, 2016, and December 28, 2014, are as follows:

	January 3, 2016	December 28, 2014
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Loss on cash hedges:
Loss recognized in income on derivatives	$9.1	$3.6	Cost of sales
Income tax impact	(2.3)	(0.9)	Income tax benefit
Total	$6.8	$2.7

Amortization of defined benefit pension and postretirement plan items:
Amortization prior service cost	$(6.0)	$(4.6)	See Note 11
Amortization of net actuarial loss	34.0	24.6	See Note 11
Pension adjustments	(36.0)	(173.7)	See Note 11
Total before tax	(8.0)	(153.7)
Tax effect	3.0	56.2
Net of tax	$(5.0)	$(97.5)

Revenue Recognition
Revenue is recognized when the earnings process is substantially complete and all of the following criteria are met: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.
We determine the appropriate method by which we recognize revenue by analyzing the terms and conditions of our contracts or arrangements entered into with our customers. The majority of our revenue relates to product sales and is recognized upon shipment to the customer, at fixed or determinable prices and with a reasonable assurance of collection, passage of title to the customer and fulfillment of all significant obligations. Revenue is recognized net of estimated sales returns and other allowances. The Company does not offer substantial sales incentives and credits to customers. The remaining revenue is generally associated with long-term contracts to design, develop and manufacture highly engineered products used in commercial or defense applications. Such contracts are generally accounted for using contract accounting, percentage-of-completion (“POC”) method.

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
We have a few contracts that require the Company to warehouse certain goods, for which revenue is recognized when all risks of loss are borne by the customer and all other criteria for revenue recognition are met.
We also have a small number of multiple elements arrangements (i.e., free product, training, installation, additional parts, etc.). If contract accounting does not apply, we allocate the contract price among the deliverables based on vendor-specific objective evidence of fair value to each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we use our best estimate of selling price for purposes of allocating the total arrangement consideration among the elements. Also, extended or non-customary warranties do not represent a significant portion of our revenue; however when our revenue arrangements include an extended or non-customary warranty provision, the revenue is deferred and recognized ratably over the extended warranty period.
For contracts that require substantial performance over a long time period (generally one or more years), revenue is recorded under the POC method. We record net revenue and an estimated profit as work on our contracts progresses. The POC method for these contracts is dependent on the nature of the contract or products provided. Depending on the contract, we may measure the extent of progress toward completion using the units-of-delivery method, cost-to-cost method or upon attainment of scheduled performance contract milestones which could be time, event or expense driven. For example, for cost-reimbursable contracts we use the cost-to-cost method to measure progress toward completion. Under the cost-to-cost method of accounting, we recognize revenue and an estimated profit as allowable costs are incurred based on the proportion that the incurred costs bear to total estimated costs. Another example, for contracts that require us to provide a substantial number of similar items, we record revenue and an estimated profit on a POC basis using units-of-delivery as the basis to measure progress toward completing the contract. Occasionally, it is appropriate to combine individual customer orders and treat them as one arrangement when the underlying agreement was reached with the customer for a single large project.
The percentage of Company revenue recognized using the POC method was 31.2% in 2015, 28.7% in 2014 and 32.1% in 2013.
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
The net effect of the favorable and unfavorable changes in estimates were expense of $3.1 million in 2015, $3.0 million in 2014 and $1.8 million in 2013. The gross aggregate effects of these favorable and unfavorable changes in estimates in 2015, 2014 and 2013 were $38.6 million, $22.9 million and $21.4 million of favorable operating income and $35.5 million, $25.9 million and $23.2 million of unfavorable operating income, respectively. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2015, 2014 or 2013 was material to the consolidated statements of income for such annual periods.

Shipping and Handling
Shipping and handling fees reimbursed by customers are classified as revenue while shipping and handling costs incurred by Teledyne are classified as cost of sales in the accompanying consolidated statements of income.
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

Warranty Reserve (in millions):	2015	2014	2013
Balance at beginning of year	$18.5	$17.3	$17.8
Accruals for product warranties charged to expense	6.1	6.6	4.4
Cost of product warranty claims	(7.7)	(5.9)	(5.2)
Acquisitions	0.2	0.5	0.3
Balance at end of period	$17.1	$18.5	$17.3

Research and Development
Selling, general and administrative expenses include research and development and bid and proposal costs which are expensed as incurred and were $163.7 million in 2015, $166.9 million in 2014 and $167.0 million in 2013.

Income Taxes
We compute the provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported amount in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.
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
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

Net Income Per Common Share:	2015	2014	2013
Net income attributable to Teledyne	$195.8	$217.7	$185.0
Basic earnings per common share:
Weighted average common shares outstanding	35.3	37.1	37.3
Basic earnings per common share
Basic earnings per common share	$5.55	$5.87	$4.96
Diluted earnings per share:
Weighted average common shares outstanding	35.3	37.1	37.3
Effect of diluted securities	0.7	0.8	0.7
Weighted average diluted common shares outstanding	36.0	37.9	38.0
Diluted earnings per common share
Diluted earnings per common share	$5.44	$5.75	$4.87
For 2015 and 2014 no stock options were excluded in the computation of diluted earnings per share. In 2013, 9,000 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the average market price of the Company’s common stock during the respective periods.
For 2015, 2014 and 2013, stock options to purchase 2.4 million, 2.9 million and 2.7 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.
 In addition, 3,997 contingent shares of the Company’s common stock under the restricted stock or performance share compensation plans were excluded from fully diluted shares outstanding for 2015. No contingent shares of the Company’s common stock under the restricted stock or performance share compensation plans were excluded from fully diluted shares outstanding for 2014 or 2013.
Accounts Receivable
Receivables are presented net of a reserve for doubtful accounts of $6.3 million at January 3, 2016, and $7.8 million at December 28, 2014. Expense recorded for the reserve for doubtful accounts was $0.9 million, $3.6 million and $0.9 million for 2015, 2014 and 2013, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. The Company markets its products and services principally throughout the United States, Europe, Japan and Canada to commercial customers and agencies of, and prime contractors to, the U.S. Government. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Cash and Cash Equivalents
Cash totaled $85.1 million at January 3, 2016, of which $84.2 million was held by foreign subsidiaries of Teledyne. Cash equivalents, if any, consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. There were no cash equivalents at January 3, 2016 and December 28, 2014.
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
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $58.3 million in 2015, $62.3 million in 2014 and $59.6 million in 2013.
Goodwill and Other Intangible Assets
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other acquired intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. No impairment of goodwill was indicated in 2015, 2014 or 2013, based on the annual impairment test completed in the fourth quarter of each year. Based on an annual impairment test completed in 2015, the Company recorded a $0.5 million asset impairment related to acquired intangible assets. Based on a quarterly impairment test completed in 2014, the Company recorded a $0.7 million impairment to acquired intangible assets. Based on an annual impairment test completed in 2013, the Company recorded a $1.2 million impairment to acquired intangible assets. Acquired intangible assets with finite lives are amortized and reflected in the segments operating income over their estimated useful lives.
We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset.
Deferred Compensation Plan
The Company has a non-qualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 3, 2016 and December 28, 2014, $43.9 million and $45.8 million, respectively, is included in other long-term liabilities related to these deferred compensation liabilities. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $47.9 million and $49.6 million, as of January 3, 2016 and December 28, 2014, respectively, and are recorded in other non-current assets.
 Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which is generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary.
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
Hedging Activities/Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, including DALSA. These contracts are designated and qualify as cash flow hedges.
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for contracts that will mature in the next 12 months total $4.0 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of January 3, 2016, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $79.4 million and these contracts had a negative fair value of $5.9 million. These foreign currency forward contracts have maturities ranging from March 2016 to February 2018.
In addition, the Company utilizes foreign currency forward contracts which are not designed as hedging instruments to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 3, 2016, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	64.9	U.S. Dollars	US$	51.3
Euros		€11.9	U.S. Dollars	US$	13.1
Great Britain Pounds		£0.9	Australian Dollars	A$	1.9
Great Britain Pounds		£21.0	U.S. Dollars	US$	32.0
Euros		€7.4	Canadian Dollars	C$	4.9
U.S. Dollars	US$	2.1	Japanese Yen		¥250.0
Singapore Dollars	S$	1.7	U.S. Dollars	US$	1.2
The above table includes non-designated hedges derived from terms contained in triggered or previously designated cash flow hedges. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging (“ASC 815”), are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
The effect of derivative instruments designated as cash flow hedges for 2015 and 2014 was as follows (in millions):

	2015	2014
Net loss recognized in AOCI (a)	$(11.0)	$(6.4)
Net loss reclassified from AOCI into cost of sales (a)	$(9.1)	$(3.6)
Net foreign exchange gain recognized in other income and expense (b)	$0.5	$0.6
(a)Effective portion
(b)Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2015 and 2014 was a loss of $10.6 million and $3.8 million, respectively.
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	January 3, 2016	December 28, 2014
Derivatives designated as hedging instruments:
Cash flow forward contracts	Accrued liabilities	$(4.7)	$(2.8)
Cash flow forward contracts	Other long-term liabilities	(1.3)	(1.1)
Total derivatives designated as hedging instruments		(6.0)	(3.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.2	0.3
Non-designated forward contracts	Accrued liabilities	(6.0)	(4.8)
Total derivatives not designated as hedging instruments		(5.8)	(4.5)
Total asset/(liability) derivatives		$(11.8)	$(8.4)
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $86.5 million for 2015, which are net of $4.8 million in tax refunds. Cash payments for federal, foreign and state income taxes were $75.0 million for 2014, which are net of $2.3 million in tax refunds. Cash payments for federal, foreign and state income taxes were $32.8 million for 2013, which are net of $3.3 million in tax refunds. Cash payments for interest and credit facility fees totaled $24.2 million, $17.6 million and $19.7 million for 2015, 2014 and 2013, respectively.
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
Related Party Transactions
The Company had no related party transactions for all periods presented that are required to be disclosed.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year, but will allow early adoption as of the original adoption date. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating both methods of adoption, as well as assessing the impact on the consolidated financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30). The new guidance changes the presentation of debt issuance costs in the financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. Amortization of debt issuance costs will be reported as interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption to have a material impact on our consolidated financial position, and will have no impact on our results of operations or cash flows.
In November 2015, the FASB issued ASU No. 2015-17 (ASU 2015-17), Balance Sheet Classification of Deferred Taxes. The new guidance simplifies the presentation of deferred income taxes by eliminating the requirement for companies to present deferred tax liabilities and assets as current and non-current on the Consolidated Statements of Financial Position. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. This guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. We elected to early adopt ASU 2015-17 effective January 3, 2016 on a prospective basis. Prior periods were not adjusted. The adoption at year end 2015, did not have a material impact on our consolidated financial position, and had no impact on our results of operations or cash flows.
In January 2016, the FASB issued ASU No. 2016-01 (ASU 2016-01), Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). ASU 2016-01 provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption not permitted. The Company does not expect the adoption to have a material impact on our consolidated financial position, results of operations, or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The new guidance is effective for interim and annual periods beginning after December 15, 2018. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). Under the new guidance, investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient will no longer be categorized in the fair value hierarchy. It is effective for interim and annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not expect the adoption to have a material impact on our consolidated financial position, results of operations, or cash flows but will impact the disclosures related to certain investments related to our domestic pension plan which are contained in Note 11 to our Consolidated Financial Statements.

Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $66.7 million, $195.8 million and $128.2 million on acquisitions and other investments in 2015, 2014 and 2013, respectively.
On June 5, 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired ICM for an initial payment of $21.4 million, net of cash acquired. The Company paid a $0.4 million purchase price adjustment in 2015. An additional $2.6 million of the purchase price is subject to an indemnification holdback, all or a portion of which is payable in December 2016. Based in Liège, Belgium, ICM is a supplier of portable X-ray generators for non-destructive testing applications, as well as complete X-ray imaging systems for on-site security screening and is part of the Digital Imaging segment.

On April 29, 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech for $22.0 million in cash. As a result of the purchase, the difference between the cash paid and the balance of noncontrolling interest was recorded to additional paid in capital. The balance of the noncontrolling interest of $41.2 million at December 28, 2014 decreased by $0.3 million for the net loss and $1.3 million in translation adjustments prior to the purchase which eliminated the remaining balance.  The balance of the noncontrolling interest of $47.0 million at December 29, 2013 decreased by $2.1 million for the net loss and $3.7 million in translation adjustments, resulting in a balance of $41.2 million at December 28, 2014. Teledyne no longer has any noncontrolling interests.  Optech is part of the Digital Imaging segment.
On February 2, 2015, Teledyne acquired Bowtech through a U.K.-based subsidiary for $18.9 million in cash, net of cash acquired and including an estimated working capital adjustment. Based in Aberdeen, Scotland, Bowtech designs and manufactures harsh underwater environment vision systems and is part of the Instrumentation segment.
Also in 2015, Teledyne made an additional investment in Ocean Aero and now owns a 36.9% interest in Ocean Aero which is accounted for under the equity method.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The ICM, Bowtech and Optech acquisitions were funded with cash held by foreign subsidiaries. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
During 2014, Teledyne made four acquisitions, the largest of which was Bolt in November 2014.
On November 18, 2014, Teledyne acquired all of the outstanding common shares of Bolt for $22.00 per share payable in cash. The aggregate value for the transaction was $171.0 million, excluding transaction costs and taking into account Bolt’s stock options, other liabilities and net cash on hand. Bolt is a developer and manufacturer of marine seismic data acquisition equipment used for offshore oil and natural gas exploration. Bolt is also a developer and manufacturer of remotely operated robotic vehicles systems used for a variety of underwater tasks. Bolt had sales of $67.5 million for its fiscal year ended June 30, 2014. In addition to the acquisition of Bolt in 2014, the Company completed the acquisition of three businesses and invested in Ocean Aero in 2014 for a total of $24.8 million.
All of the 2014 acquisitions are part of the Instrumentation segment.
During 2013, Teledyne made four acquisitions, the largest of which was RESON in March 2013. On March 1, 2013, a subsidiary of Teledyne acquired all the outstanding shares of RESON for $69.7 million, net of cash acquired. RESON, headquartered in Slangerup, Denmark, provides multibeam sonar systems and specialty acoustic sensors for hydrography, global marine infrastructure and offshore energy operations. RESON had sales of €50.8 million for its fiscal year ended December 31, 2012, and is part of the Instrumentation segment. In addition to the acquisition of RESON in 2013, the Company completed the acquisition of three businesses and made other investments for a total of $58.5 million, primarily within the Instrumentation segment.
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
Teledyne’s goodwill was $1,140.2 million at January 3, 2016, and $1,150.6 million at December 28, 2014. The decrease in the balance of goodwill in 2015 resulted from the impact of exchange rate changes partially offset by goodwill on current year acquisitions. Teledyne’s net acquired intangible assets were $243.3 million at January 3, 2016, and $277.6 million at December 28, 2014. The decrease in the balance of acquired intangible assets in 2015 resulted from amortization and the impact of exchange rate changes, partially offset by current year acquisitions. The Company’s cost to acquire Bowtech and ICM has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the ICM acquisition. The Company made preliminary estimates as of January 3, 2016, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis. The Company completed the allocation of the cost to acquire the Bolt acquisition in 2015. As a result, goodwill for the Bolt acquisition increased by $3.4 million. There were no changes for the other 2014 acquisitions.

The following tables show the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in 2015 and 2014 (in millions):

	2015
Name	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Bowtech	February 2, 2015	$18.9	$7.0	$4.3
ICM	June 5, 2015	21.8	19.2	5.8
Purchase of remaining interest of Optech	April 29, 2015	22.0	—	—
Other investments		4.0	1.4	0.9
		$66.7	$27.6	$11.0
(a) net of any cash acquired.

	2014
Name	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Photon	March 30, 2014	$2.9	$1.4	$1.5
Atlas	August 17, 2014	5.2	3.6	0.8
Bolt	November 18, 2014	171.0	128.8	41.5
Oceanscience	October 22, 2014	14.7	9.0	4.4
Other investments		2.0	—	—
		$195.8	$142.8	$48.2
(a) net of any cash acquired.

Estimated fair values allocated to the assets acquired and liabilities assumed (in millions):	2015	2014
Current assets, excluding cash acquired	$8.5	$34.0
Property, plant and equipment	9.8	8.7
Goodwill	27.6	142.8
Other acquired intangible assets	11.0	48.2
Other long-term assets	1.9	5.3
Total assets acquired	58.8	239.0
Current liabilities	(5.1)	(26.0)
Long-term liabilities	(9.0)	(17.2)
Total liabilities assumed	(14.1)	(43.2)
Noncontrolling interests (a)	22.0	—
Cash paid, net of cash acquired	$66.7	$195.8
(a) relates to the purchase of the remaining interest in Optech.

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2015 and 2014 (dollars in millions):

	2015		2014
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years	Intangible Assets	Weighted average useful life in years
Proprietary technology	$5.7	9.9	$18.4	11.0
Customer list/relationships	3.0	8.3	21.4	11.3
Backlog	—	n/a	0.8	0.3
Total intangibles subject to amortization	8.7	9.4	40.6	11.0

Intangibles not subject to amortization:
Trademarks	2.3	n/a	7.6	n/a
Total intangibles not subject to amortization	2.3	n/a	7.6	n/a
Total acquired intangible assets	$11.0	n/a	$48.2	n/a

Goodwill	$27.6	n/a	$142.8	n/a
Except for the Atlas and Oceanscience acquisitions, goodwill resulting from the acquisitions made in fiscal 2015 and 2014 will not be deductible for tax purposes.

Goodwill (in millions):	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 29, 2013	$549.5	$318.5	$145.6	$24.2	$1,037.8
Current year acquisitions	142.8	—	—	—	142.8
Foreign currency changes	(12.2)	(16.3)	(1.1)	(0.4)	(30.0)
Balance at December 28, 2014	680.1	$302.2	$144.5	$23.8	$1,150.6
Current and prior year acquisitions (a)	11.8	19.2	—	—	31.0
Foreign currency changes	(11.1)	(28.9)	(1.0)	(0.4)	(41.4)
Balance at January 3, 2016	$680.8	$292.5	$143.5	$23.4	$1,140.2
(a) Includes $3.4 million related to the completion of the Bolt purchase price allocation in 2015.

	2015			2014
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other acquired intangible assets (in millions):
Proprietary technology	$198.6	$114.2	$84.4	$202.8	$99.7	$103.1
Customer list/relationships	114.3	58.8	55.5	117.6	51.0	66.6
Patents	0.7	0.6	0.1	0.7	0.6	0.1
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	3.4	2.1	1.3	3.4	1.9	1.5
Backlog	12.5	12.5	—	13.2	12.7	0.5
Other acquired intangible assets subject to amortization	330.4	189.1	141.3	338.6	166.8	171.8
Other acquired intangible assets not subject to amortization
Trademarks	102.0	—	102.0	105.8	—	105.8
Total other acquired intangible assets:	$432.4	$189.1	$243.3	$444.4	$166.8	$277.6
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
The Company recorded $30.6 million, $32.0 million and $31.5 million in amortization expense in 2015, 2014 and 2013, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2016 - $27.6; 2017 - $25.9; 2018 - $22.9; 2019 - $15.5; 2020 - $13.7.
The estimated remaining useful lives by asset category as of January 3, 2016, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	4.9
Customer list/relationships	5.4
Patents	5.3
Trademarks	8.0
Total intangibles subject to amortization	5.1
Note 4. Financial Instruments
The Company had no cash equivalents at January 3, 2016 or December 28, 2014. The Company has categorized its cash equivalents, if any, as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of January 3, 2016 and December 28, 2014, are disclosed in Note 2, “Hedging Activities/Derivative Instruments,” of the Notes to the Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 9, “Long-Term Debt,” of the Notes to the Consolidated Financial Statements approximated the carrying value based upon Level 2 inputs at January 3, 2016 and December 28, 2014. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 9, at January 3, 2016 and December 28, 2014, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable

Accounts receivable (in millions):	Balance at year-end
	2015	2014
Commercial and other receivables	$325.5	$357.5
U.S. Government and prime contractors contract receivables:
Billed receivables	19.9	17.3
Unbilled receivables	33.9	33.7
	379.3	408.5
Reserve for doubtful accounts	(6.3)	(7.8)
Total accounts receivable, net	$373.0	$400.7
The billed contract receivables from the U.S. Government and prime contractors contain $12.9 million and $12.6 million at January 3, 2016, and December 28, 2014, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $33.8 million and $29.4 million at January 3, 2016, and December 28, 2014, respectively, due to long-term contracts.
Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6. Inventories

Inventories (in millions)	Balance at year-end
	2015	2014
Raw materials and supplies	$141.6	$143.1
Work in process	149.4	153.5
Finished goods	45.8	43.3
	336.8	339.9
Progress payments	(12.3)	(11.6)
Reduction to LIFO cost basis	(15.3)	(16.5)
Total inventories, net	$309.2	$311.8
Inventories at cost determined on the LIFO method were $96.6 million at January 3, 2016, and $98.1 million at December 28, 2014. The remainder of the inventories using average cost or the FIFO methods, were $240.2 million at January 3, 2016, and $241.8 million at December 28, 2014. Certain inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.
The Company recorded $1.2 million in LIFO income in 2015. The Company recorded less than $0.1 million in LIFO income in 2014 and LIFO expense of $0.7 million in 2013.
Total inventories at current cost were net of reserves for excess, slow moving and obsolete inventory of $58.8 million and $55.3 million at January 3, 2016, and December 28, 2014, respectively. Judgment is required when establishing reserves to reduce the carrying amount of inventory to market or net realizable value.  Inventory reserves are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Inventories, before progress payments, related to long-term contracts were $73.8 million and $40.3 million at January 3, 2016, and December 28, 2014, respectively. Progress payments related to long-term contracts were $12.3 million and $1.5 million at January 3, 2016, and December 28, 2014, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7. Supplemental Balance Sheet Information

Property, plant and equipment (in millions):	Balance at year-end
	2015	2014
Land	$32.9	$33.7
Buildings	182.0	175.3
Equipment and software	561.2	545.0
	776.1	754.0
Accumulated depreciation and amortization	(454.8)	(417.5)
Total property, plant and equipment, net	$321.3	$336.5

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	January 3, 2016	December 28, 2014
Deferred tax assets	Prepaid expenses and other current assets	$—	$42.8
Income tax receivable	Prepaid expenses and other current assets	$28.8	$13.6
Deferred compensation assets	Other assets	$47.9	$49.6
Salaries and wages	Accrued liabilities	$89.5	$108.7
Customer deposits and credits	Accrued liabilities	$37.6	$47.9
Product warranty reserves	Accrued liabilities	$14.0	$14.9
Accrued pension obligation	Other long-term liabilities	$46.7	$14.2
Accrued postretirement benefits	Other long-term liabilities	$9.6	$11.6
Deferred tax liabilities	Other long-term liabilities	$37.9	$77.3
Deferred compensation liabilities	Other long-term liabilities	$43.9	$45.8

Note 8. Stockholders’ Equity

Common stock and treasury stock activity:	Stock	Treasury Stock
Balance, December 30, 2012	37,162,697	—
Issued	408,485	—
Balance, December 29, 2013	37,571,182	—
Acquired	—	1,396,290
Issued	126,683	(354,009)
Balance, December 28, 2014	37,697,865	1,042,281
Acquired	—	2,561,815
Issued	—	(420,830)
Balance, January 3, 2016	37,697,865	3,183,266
Shares issued include stock options exercised as well as shares issued under certain compensation plans.
Treasury Stock
In October 2011, the Company’s Board of Directors authorized a stock repurchase program to repurchase up to 2,500,000 shares of the Company’s common stock. In 2014, the Company purchased 469,290 shares of common stock in open market purchases for $45.0 million. Following the open market purchases, in September 2014, the Company entered into a $101.6 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,030,000 shares of the Company’s common stock.  Pursuant to the ASR agreement, in September 2014, the Company advanced $101.6 million to the ASR counterparty and received 927,000 shares of common stock, which used $91.4 million of the $101.6 million advanced, representing 90% of the estimated shares to be repurchased under the ASR agreement.  In May 2015, the September 2014 ASR agreement was settled and Teledyne received 78,522 shares of common stock on June 3, 2015.
On January 27, 2015, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 2,500,000 shares of its common stock. On February 2, 2015, the Company entered into a $142.0 million ASR agreement with a financial institution in a privately negotiated transaction for 1,500,000 shares of the Company's common stock. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. In November 2015, the February 2015 ASR was settled with the Company making a payment of $1.2 million. In November 2015, the Company entered into a $100.5 million ASR agreement with a financial institution in a privately negotiated transaction for 1,100,000 shares of the Company's common stock. Pursuant to the ASR agreement, the Company advanced $100.5 million to the ASR counterparty and received 1,045,000 shares of common stock, which used $95.5 million of the $100.5 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. On February 19, 2016, the November 2015 ASR was settled and Teledyne received 135,374 shares of common stock.
The up-front payments were accounted for as a reduction to stockholders’ equity in the Company’s Consolidated Balance Sheet in the period the payments were made. The total number of shares of common stock repurchased under each ASR is based on the average of the daily volume-weighted average prices of the common stock during the term of the respective ASR, less a discount. At settlement, the ASR Counterparty may be required to deliver additional shares of the Company’s common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or make a cash payment to the ASR Counterparty.  The Company has treated the ASRs as a treasury share repurchase of common stock in the period the shares were delivered for purposes of calculating earnings per share and as a forward contract indexed to its own common stock.  The ASRs meet all of the applicable criteria for equity classification, and, therefore, is not accounted for as a derivative instrument.
In 2015, the Company spent $243.8 million to repurchase a total of 2,561,815 shares of its common stock. In 2014, the Company spent $146.6 million to repurchase a total of 1,396,290 shares of its common stock under the ASR agreement, as well as the open market purchases. Teledyne has 3,183,266 shares of treasury stock at January 3, 2016.
On January 26, 2016, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock. The 2015 and 2016 stock repurchase authorizations are expected to remain open continuously, with respect to the shares remaining thereunder, and the number of shares repurchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases are expected to be funded with cash on hand and borrowings under the Company's credit facility.

Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2015, 2014 or 2013.
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
No stock options were granted in 2015. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $12.2 million, $14.0 million, and $10.7 million for stock option expense, for 2015, 2014 and 2013, respectively. The Company issues shares of common stock upon the exercise of stock options.
The fair value of stock options is determined by using the a lattice-based option pricing model. The Company uses a combination of its historical stock price volatility and the volatility of exchange traded options, if any, on the Company stock to compute the expected volatility for purposes of valuing stock options granted. The period used for the historical stock price corresponded to the expected term of the options. The period used for the exchange traded options, if any, included the longest-dated options publicly available, generally three months. The expected dividend yield is based on Teledyne’s practice of not paying dividends. The risk-free rate of return is based on the yield of U.S. Treasury Strips with terms equal to the expected life of the options as of the grant date. The expected life in years is based on historical actual stock option exercise experience.

Stock option valuation assumptions:	2014	2013
Expected dividend yield	—	—
Expected volatility	30.7%	31.9%
Risk-free interest rate	1.7%	0.9%
Expected life in years	7.4	7.3
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2014 and 2013 was $36.19 and $27.17, respectively.
Stock option transactions for Teledyne’s employee stock option plans are summarized as follows:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,499,708	$63.85	2,419,372	$53.77	2,203,005	$45.90
Granted	—	$—	567,008	$94.22	573,724	$75.17
Exercised	(333,527)	$50.59	(406,167)	$44.01	(313,265)	$37.10
Canceled or expired	(80,328)	$85.26	(80,505)	$74.72	(44,092)	$57.68
Ending balance	2,085,853	$65.15	2,499,708	$63.85	2,419,372	$53.77
Options exercisable at end of period	1,609,109	$58.30	1,477,205	$49.81	1,414,002	$43.40

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 3, 2016, under the employee stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$30.01-$40.00	233,519	$38.44	1.0	233,519	$38.44
$40.01-$50.00	459,481	$44.63	4.7	459,481	$44.63
$50.01-$60.00	182,544	$50.81	2.3	182,544	$50.81
$60.01-$70.00	298,175	$64.73	6.4	298,175	$64.73
$70.01-$80.00	427,028	$75.17	7.4	276,774	$75.17
$90.00-$95.74	485,106	$94.27	8.4	158,616	$94.27
	2,085,853	$65.15	5.7	1,609,109	$58.30
Non-Employee Director Stock Compensation Plan
Teledyne also sponsors a stock plan for non-employee directors pursuant to which non-employee directors received annual stock options and received stock or stock options until January 1, 2015 in lieu of their respective retainer and meeting fees. The stock options become exercisable one year after issuance and have a maximum 10 year life.
Stock option transactions for Teledyne’s non-employee director stock option plans are summarized as follows:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	351,169	$51.76	324,381	$45.06	308,908	$39.35
Granted	—	$—	45,010	$89.19	42,166	$71.22
Exercised	(53,152)	$39.99	(18,088)	$24.59	(26,363)	$20.86
Canceled or expired	—	$—	(134)	$61.80	(330)	$40.70
Ending balance	298,017	$53.86	351,169	$51.76	324,381	$45.06
Options exercisable at end of period	298,017	$53.86	310,159	$46.88	282,215	$41.07
The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 3, 2016, under the non-employee director stock option plan:

	Stock Options Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years
$15.53-$20.00	966	$15.53	3.1
$20.01-$30.00	26,842	$26.03	3.2
$30.01-$40.00	49,813	$33.64	3.3
$40.01-$50.00	84,589	$46.08	4.0
$50.01-$60.00	30,797	$53.65	2.8
$60.01-$70.00	39,010	$64.36	6.7
$70.01-$80.00	32,000	$75.13	7.3
$80.01-$94.24	34,000	$94.06	8.3
	298,017	$53.86	4.9

The total pretax intrinsic value of options exercised during 2015 and 2014 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $19.3 million and $23.2 million, respectively. At January 3, 2016, the intrinsic value of stock options outstanding was $59.5 million and the intrinsic value of stock options exercisable was $59.3 million. During 2015 and 2014, the amount of cash received from the exercise of stock options was $19.0 million and $18.3 million, respectively.

At January 3, 2016, there was $9.1 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 0.9 years.
Following each Annual Meeting of Stockholders beginning with the 2015 Annual Meeting, non-employee directors each receive restricted stock units valued at $110,000 (or valued at $55,000 for a person who becomes a director for the first time after the date of the Annual Meeting). The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. In 2015, we issued 9,534 restricted stock units to non-employee directors.
Performance Share Plan
Teledyne’s Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are payable in cash and to the extent available, shares of Teledyne common stock. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with exceptions for retirement, disability and death). Participants in the performance share program may elect to pay taxes due with respect to an installment payment with awarded cash, by reducing the number of awarded shares, or a combination thereof.
In January 2009, the performance cycle for the three-year period ending January 1, 2012, was set. Based on the performance over the three-year period, at January 1, 2012, up to 109,557 shares were calculated to be issued in three equal installments during 2012, 2013 and 2014. The first installment in 2012 was paid entirely in cash based upon the then current market price of $55.58 per share multiplied by 36,531 shares that would have been issued. In 2013, the Company issued 23,519 shares for the second installment. For the third and final installment in 2014, the Company issued 19,742 shares.
In February 2012, the performance cycle for the three-year period ending December 31, 2014, was set. Under the plan, and based on actual performance, the number of shares that could be issued in three equal installments in 2015, 2016 and 2017, was 22,981. This amount has been reduced by forfeitures to 7,921. In 2015, the Company issued 1,944 shares. In 2016, the Company issued 864 shares and 1,883 remain to be issued in 2017.
In February 2015, the performance cycle for the three-year period ending December 31, 2017, was set. Under the plan, the target number of shares that could be issued in three equal installments in 2018, 2019 and 2020, was 48,794. The maximum number of shares that could be issued in three equal installments in 2018, 2019 and 2020, was 97,588.
The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $2.3 million, $6.2 million and $3.2 million in compensation expense related to the PSP program for fiscal years 2015, 2014 and 2013, respectively.
Restricted Stock Award Program
Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to a specified percentage of the participant’s annual base salary at the date of grant. The restricted stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than via death, retirement or disability) during the restricted period, stock is forfeited. At January 3, 2016, total of 109,170 shares of restricted stock were issued and outstanding.

Restricted stock:	Shares	Weighted average fair value per share
Balance, December 30, 2012	121,769	$39.01
Granted	48,325	$66.65
Issued	(39,867)	$29.62
Forfeited/Canceled	(944)	$29.62
Balance, December 29, 2013	129,283	$52.31
Granted	37,688	$88.05
Issued	(40,197)	$37.22
Forfeited/Canceled	(18,048)	$56.68
Balance, December 28, 2014	108,726	$69.55
Granted	43,588	$96.28
Issued	(29,642)	$51.38
Forfeited/Canceled	(13,502)	$82.33
Balance, January 3, 2016	109,170	$83.58
The calculated expense for each plan year is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index. No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $4.0 million, $2.8 million and $2.1 million in compensation expense related to the restricted stock award program for fiscal years 2015, 2014 and 2013, respectively. At January 3, 2016, there was $3.6 million of total unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.6 years.
Note 9. Long-Term Debt
At January 3, 2016, Teledyne had $755.5 million in long-term debt outstanding. At December 28, 2014, Teledyne had $609.8 million in long-term debt outstanding.
December 2014, the Company issued $125.0 million of senior unsecured notes which consisted of $30.0 million of 2.61% senior unsecured notes due December 2019, and $95.0 million of 3.09% senior unsecured notes due December 2021. In December 2015, the Company amended the $750.0 million credit facility to extend the maturity from March 2018 to December 2020. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR-based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.12% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no outstanding funding advances under the uncommitted credit line at January 3, 2016, or December 28, 2014. The Company also has $8.6 million outstanding under capital leases, of which $1.2 million is current. At year-end 2015, Teledyne had $12.8 million in outstanding letters of credit.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $588.2 million at January 3, 2016. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at January 3, 2016, the Company was in compliance with these covenants.
Total interest expense including credit facility fees and other bank charges was $24.0 million in 2015, $19.1 million in 2014 and $20.9 million in 2013.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at January 3, 2016, and December 28, 2014, approximated the carrying value.

Long-Term Debt (in millions):	January 3, 2016	December 28, 2014
$750.0 million revolving credit facility, due December 2020, weighted average rate of 1.67% at January 3, 2016, and 1.24% at December 28, 2014	$150.5	$105.0
Term Loans due through March 2019, weighted average rate of 1.55% at January 3, 2016, and 1.28% at December 28, 2014	190.0	200.0
4.04% Senior Notes due September 2015	—	75.0
4.74% Senior Notes due September 2017	100.0	100.0
2.61% Senior Notes due December 2019	30.0	30.0
5.30% Senior Notes due September 2020	75.0	75.0
2.81% Senior Notes due November 2020	25.0	—
3.09% Senior Notes due December 2021	95.0	95.0
3.28% Senior Notes due November 2022	100.0	—
Other debt	—	14.7
Total long-debt	765.5	694.7
Current portion of long-term debt	(10.0)	(84.9)
Total long-term debt, net of current portion	$755.5	$609.8
No minimum principal payments on the $750.0 million revolving credit facility are required until December 2020. The Company began making quarterly minimum principal payments on the $200.0 million term loans in 2015. Future minimum principal payments on long-term debt are as follows: 2016 - $10.0 million; - 2017 - $115.0 million; 2018 - $170.5 million; 2019 - $175.0 million; 2020 - $100.0 million; 2020 and beyond - $195.0 million. The Company has no sinking fund requirements.

Note 10. Income Taxes
Income before income taxes included income from domestic operations of $213.8 million for 2015, $221.4 million for 2014 and $176.7 million for 2013. Income before taxes included income from foreign operations of $44.4 million for 2015, $60.7 million for 2014 and $47.3 million for 2013.

Income tax provision (benefit) - in millions:	2015	2014	2013
Current
Federal	$54.4	$57.4	$21.6
State	5.3	(1.1)	3.5
Foreign	4.0	9.3	0.2
Total current	63.7	65.6	25.3
Deferred
Federal	3.5	(0.2)	18.2
State	(2.5)	1.0	(2.3)
Foreign	(2.0)	0.1	(1.7)
Total deferred	(1.0)	0.9	14.2
Provision for income taxes	$62.7	$66.5	$39.5

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

Tax rate reconciliation:	2015	2014	2013
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9	2.5	1.9
Research and development tax credits	(3.4)	(3.3)	(4.5)
Investment tax credits	(1.2)	(1.9)	(2.4)
Qualified production activity deduction	(2.2)	(2.0)	(1.7)
Foreign rate differential	(2.1)	(3.7)	(3.4)
Net accruals (reversals) for unrecognized tax benefits	(2.1)	(1.4)	(5.4)
Other	(1.6)	(1.6)	(1.8)
Effective income tax rate	24.3%	23.6%	17.7%
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
The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:(a)	2015	2014

Current:
Accrued liabilities	$—	$20.3
Inventory valuation	—	14.3
Accrued vacation	—	11.4
Deferred compensation and other benefits plans	—	0.9
Intangible amortization	—	0.6
Other	—	0.9
Valuation allowance	—	(2.9)
Long-term:
Accrued liabilities	31.3	12.5
Inventory valuation	17.3	—
Accrued vacation	10.5	—
Deferred compensation and other benefit plans	16.8	11.4
Postretirement benefits other than pensions	4.8	5.9
Tax credit and NOL carryforward amounts	49.1	53.5
Valuation allowance	(18.8)	(20.3)
Total deferred income tax assets	111.0	108.5
Deferred income tax liabilities:
Current:
Other items	—	2.7
Long-term:
Property, plant and equipment differences	26.5	28.8
Intangible amortization	111.6	111.5
Other	3.3	—
Total deferred income tax liabilities	141.4	143.0
Net deferred income tax liabilities	$(30.4)	$(34.5)

a)	In accordance with new accounting standards, all deferred tax assets and liabilities are now classified as non-current. Prior periods were not adjusted.
We intend to indefinitely reinvest the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. At January 3, 2016, the amount of undistributed foreign earnings was $193.3 million, of which we have not recorded a deferred tax liability of approximately $49.7 million. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets decreased by $4.4 million in 2015, primarily related to the utilization of foreign tax credit carryforwards and evidence for future utilization of the remaining foreign tax credit carryforwards, as well as the impact of foreign exchange rates on the valuation allowance in foreign entities.
At January 3, 2016, the Company had approximately $52.0 million of net operating loss carryforward from foreign entities primarily from the Company's Danish entity, which has no expiration date. The Company had foreign capital loss carryforward in the amount of $3.9 million which has no expiration date. Also the Company had aggregate Canadian federal and provincial investment tax credits of $24.2 million, which have expiration dates of 2027 to 2035. In addition, the Company had domestic federal and state net operating loss carryforward of $7.1 million and $119.3 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries, and have expiration dates ranging from 2026 to 2035 and the state net operating loss carryforward amounts have expiration dates ranging from 2016 to 2035. Finally, the Company had federal research and development credit carryforward in the amount of $0.8 million which will expire between 2032 and 2035 and state tax credits of $5.3 million, of which $3.4 million have no expiration date and $1.9 million have expiration dates ranging from 2016 to 2027. The Company also had a foreign tax credit carryforward in the amount of $1.3 million with an expiration date of 2022.

Unrecognized tax benefits (in millions):	2015	2014	2013
Beginning of year	$32.3	$35.4	$42.6
Increase in prior year tax positions (a)	2.1	4.3	3.5
Increase for tax positions taken during the current period	1.6	0.9	0.9
Reduction related to settlements with taxing authorities	(1.5)	(2.8)	(4.8)
Reduction related to lapse of the statute of limitations	(5.0)	(4.8)	(6.2)
Impact of exchange rate changes	(0.7)	(0.7)	(0.6)
End of year	$28.8	$32.3	$35.4
a) Includes the impact of acquisitions in all years.
The Company anticipates the total unrecognized tax benefit for various federal and state tax items may be reduced by $7.0 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues in the next 12 months.
We recognized net tax benefits for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of operations of $0.6 million, $0.2 million and $2.2 million, for 2015, 2014 and 2013, respectively. Interest and penalties in the amount of $2.1 million, $2.9 million and $3.4 million were recognized in the 2015, 2014 and 2013 statement of financial position, respectively. Substantially all of the unrecognized tax benefits as of January 3, 2016, if recognized would affect our effective tax rate
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2011, California income tax matters for all years through 2010 and Canadian income tax matters for all years through 2007.

Note 11. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 18% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan only. The Company also has several foreign-based defined benefit pension plans.
Teledyne’s domestic pension expense was $2.0 million in 2015, compared with pension income of $1.7 million in 2014 and $16.6 million in 2013. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $13.8 million, $13.8 million and $14.5 million was recoverable from certain government contracts, for 2015, 2014 and 2013, respectively. Teledyne did not make any cash contributions to its domestic pension plan in 2015 or in 2014. In 2013, Teledyne made a voluntary pretax cash contribution to its domestic plan of $83.0 million, prior to any recovery from the U.S. Government. In 2016, we are not required, and are not planning, to make any cash contributions to the domestic qualified pension plan.
In 2014, the Company offered lump-sum payments out of the qualified pension plan to certain plan participants whose employment with Teledyne had terminated. Additionally, the qualified pension plan was amended in 2015 to allow participants who retire in the future to elect a lump-sum payment. In 2015 and 2014, the Company made lump sum payments of approximately $10.5 million and $32.4 million, respectively, from the domestic plan assets to certain participants in the domestic plan as a result of these lump sum offers. In 2014, the Society of Actuaries released revised mortality tables, which update life expectancy assumptions.  In consideration of these tables, in 2014, we modified the mortality assumptions used in determining our pension and post-retirement benefit obligations.  The impact of these mortality assumptions increased our pension obligation and increased future pension expense.
The Company’s contributions associated with 401(k) plans were $10.1 million, $9.5 million and $9.1 million, for 2015, 2014 and 2013, respectively.

Net periodic benefit (income) expense - in millions:	Domestic			Foreign
	2015	2014	2013	2015	2014	2013
Service cost - benefits earned during the period	$12.4	$11.7	$14.4	$0.9	$0.8	$0.9
Interest cost on benefit obligation	37.8	40.3	36.3	1.7	2.2	1.9
Expected return on plan assets	(74.4)	(73.7)	(70.1)	(2.2)	(2.6)	(2.0)
Amortization of prior service cost	(6.0)	(4.6)	(4.6)	—	—	—
Amortization of actuarial loss	33.4	24.6	40.6	0.6	—	0.1
Curtailment	(1.2)	—	—	—	—	—
Net periodic benefit (income) expense	$2.0	$(1.7)	$16.6	$1.0	$0.4	$0.9
The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company’s asset allocation, historical returns on the types of assets held, and the current economic environment. We determined the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high-quality corporate bonds priced as of the pension plan measurement date. The yields on the bonds are used to derive a discount rate for the obligation.
The following assumptions were used to measure the net benefit income/cost within each respective year:

Pension Plan Assumptions:	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plan - 2015	4.50%	2.75%	8.25%
Domestic plan - 2014	5.40%	2.75%	8.25%
Domestic plan - 2013	4.40%	2.75%	8.25%

Foreign plans 2015	1.20% - 3.50%	1.30% - 2.40%	1.80% - 6.40%
Foreign plans 2014	2.10% - 4.30%	1.75% - 2.50%	3.00% - 6.40%
Foreign plans 2013	1.80% - 4.20%	1.75% - 2.50%	3.00% - 5.50%
For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.00% in 2016. For its foreign based pension plans the Company is projecting a long-term rate of return on plan assets will range from 1.40% to 6.5% in 2016.

	Domestic		Foreign
	2015	2014	2015	2014
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$878.4	$768.9	$61.1	$60.3
Service cost - benefits earned during the year	12.4	11.7	0.9	0.8
Interest cost on projected benefit obligation	37.8	40.3	1.7	2.2
Actuarial (gain) loss	(33.8)	134.5	(0.9)	11.4
Benefits paid(a)	(57.2)	(78.6)	(2.8)	(2.4)
Plan amendments(b)	(17.0)	1.6	(0.2)	(0.1)
Other - including foreign currency	(0.2)	—	(3.2)	(11.1)
Benefit obligation - end of year	$820.4	$878.4	$56.6	$61.1

Accumulated benefit obligation - end of year	$817.8	$875.5	$53.7	$59.2

(a)	The 2015 and 2014 amounts include lump sum payments to certain participants of $10.5 million and $32.4 million, respectively.
(b)	The $17.0 million amount reflects the impact of actions taken in 2015 whereby Teledyne amended the qualified pension plan to allow participant to elect a lump-sum payment form upon retirement.
The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plan			Foreign Plans
	2015	2014	2013	2015	2014	2013
Discount rate	4.91%	4.50%	5.40%	0.90% - 3.60%	1.20% - 3.50%	2.10% - 4.30%
Salary growth rate	2.75%	2.75%	2.75%	1.00% - 2.40%	1.70% - 2.40%	1.75% - 2.50%

	Domestic		Foreign
	2015	2014	2015	2014
Changes in plan assets (in millions):
Fair value of plan assets - beginning of year	$957.5	$986.3	$47.6	$52.1
Actual return on plan assets	(12.1)	47.5	0.7	4.7
Employer contribution - other benefit plan	2.2	2.3	0.7	3.3
Foreign currency changes	—	—	(2.4)	(3.5)
Benefits paid	(57.2)	(78.6)	(2.8)	(2.4)
Other	—	—	—	(6.6)
Fair value of net plan assets - end of year	$890.4	$957.5	$43.8	$47.6

The measurement date for the Company’s pension plans is December 31.

The following table sets forth the funded status of the pension plans and amounts recognized in the consolidated balance sheets at year end 2015 and 2014 qualified plans, foreign plans and U.S. unfunded non-qualified plans for benefits provided to certain employees (in millions):

	Domestic		Foreign
	2015	2014	2015	2014
Funded status	$70.0	$79.1	$(12.8)	$(13.5)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset long-term (a)	$111.0	$86.1	$—	$—
Accrued pension obligation long-term	(33.8)	—	(12.8)	(13.5)
Accrued pension obligation short-term	(2.2)	(1.8)	—	—
Other long-term liabilities	(5.0)	(5.2)	—	—
Net amount recognized	$70.0	$79.1	$(12.8)	$(13.5)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$(36.7)	$(27.0)	$(0.3)	$(0.1)
Net loss	398.6	379.6	13.0	12.9
Net amount recognized, before tax effect	$361.9	$352.6	$12.7	$12.8
(a) Includes the long-term non-qualified unfunded domestic pension plan obligation of $36.7 million at year-end 2014. This plan was frozen in 2015.

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows:

(in millions)	2015	2014
Projected benefit obligation	$97.6	$105.0
Accumulated benefit obligation	$94.7	$102.9
Fair value of plan assets	$43.8	$47.7

 At year-end 2015 and 2014 the Company had a non-cash reduction to stockholders’ equity of $232.3 million and $227.3 million, respectively, related to its pension and postretirement plans. The non-cash reductions to stockholders’ equity did not affect net income and were recorded net of deferred taxes of $3.0 million in 2015 and $56.2 million in 2014.
At January 3, 2016, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2016 for the pension plans are: net loss $27.2 million and net prior service credit $6.1 million.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2016	$57.0	$2.3
2017	58.6	2.3
2018	58.7	2.5
2019	59.0	2.2
2020	59.2	2.4
2021-2025	299.3	12.8
Total	$591.8	$24.5
The following table sets forth the percentage of year-end market value by asset class for the pension plans:

Market value by asset class:	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2015	2014	2015	2014
Equity instruments	59%	59%	75%	62%
Fixed income instruments	29	30	15	11
Alternates and other	12	11	10	27
Total	100%	100%	100%	100%

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
The pension plan’s investments are stated at fair value. Plan investments that are considered a level 1 fair value hierarchy and are valued at quoted market prices in active markets. Plan investments that are considered a level 2 fair value hierarchy and are valued based on observable market data. Plan investments that would be considered a level 3 fair value hierarchy are valued based on management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S and foreign pension plans as of January 3, 2016, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$30.3	$—	$30.3
Equity securities:
U.S. equity	147.5	94.4	—	241.9
International equity	38.0	155.9	—	193.9
Alternatives	—	108.7	2.2	110.9
Mutual funds (c)	111.7	23.7	—	135.4
U.S. government securities	73.1	0.1	—	73.2
U.S. government futures	0.5	—	—	0.5
Corporate bonds	—	101.7	—	101.7
Senior secured loans	—	4.0	—	4.0
Mortgage-backed securities	—	15.9	—	15.9
High-yield bonds	—	11.7	—	11.7
Insurance contracts related to foreign plans	—	14.8	—	14.8
Fair value of net plan assets at the end of the year	$370.8	$561.2	$2.2	$934.2
(a) There were $15.3 million of transfers of plan assets between the three levels of the fair value hierarchy during the year.
(b) Reflects cash and cash equivalents held in overnight cash investments.
(c) 18% of mutual funds invest in fixed income types of securities; 82% invest in equity securities.

The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S and foreign pension plans as of December 31, 2014, by asset category are as follows (in millions):

Asset category: (a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$57.2	$—	$57.2
Equity securities:
U.S. equity	183.5	98.6	—	282.1
International equity	37.0	101.9	1.9	140.8
Alternatives	—	115.2	1.9	117.1
Mutual funds (c)	166.8	8.0	—	174.8
U.S. government securities	77.6	—	—	77.6
U.S. government futures	(0.3)	—	—	(0.3)
Corporate bonds	—	107.3	—	107.3
Senior secured loans	—	4.1	—	4.1
Mortgage-backed securities	—	15.6	—	15.6
High-yield bonds	—	12.9	—	12.9
Insurance contracts related to foreign plans	—	15.9	—	15.9
Fair value of net plan assets at the end of the year	$464.6	$536.7	$3.8	$1,005.1
(a) There were no transfers of plan assets between the three levels of the fair value hierarchy during the year.
(b) Reflects cash and cash equivalents held in overnight cash investments.
(c) 25% of mutual funds invest in fixed income types of securities; 75% invest in equity securities.

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

Net period postretirement benefit cost (income) - in millions:	2015	2014	2013
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on benefit obligation	0.5	0.6	0.6
Amortization of prior service cost	—	(0.2)	(0.5)
Amortization of actuarial gain	(0.2)	(0.5)	(0.3)
Net periodic benefit income	$0.3	$(0.1)	$(0.2)

	2015	2014
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$12.8	$11.9
Interest cost on projected benefit obligation	0.5	0.6
Actuarial (gain) loss	(1.3)	1.6
Benefits paid	(1.3)	(1.3)
Benefit obligation - end of year	$10.7	$12.8
The measurement date for the Company’s postretirement plans is December 31.

Future postretirement plan benefit payments (in millions):
2016	$1.1
2017	1.1
2018	1.1
2019	1.0
2020	1.0
2021-2025	4.0
Total	$9.3

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year-end 2015 and 2014 (in millions):

	2015	2014
Funded status:
Funded status	$(10.7)	$(12.8)
Unrecognized net gain	(4.2)	(3.1)
Accrued benefit cost	$(14.9)	$(15.9)

Amounts recognized in the consolidated balance sheets:
Accrued postretirement benefits (long-term)	$(9.6)	$(11.6)
Accrued postretirement benefits (short-term)	(1.1)	(1.2)
Accumulated other comprehensive income	(4.2)	(3.1)
Net amount recognized	$(14.9)	$(15.9)
At January 3, 2016, the amounts in the AOCI that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $4.2 million and net prior service credit of less than $0.1 million. At January 3, 2016, the estimated amortization from AOCI expected to be recognized as components of net periodic benefit income during 2015 for the retiree medical plans are: net gain $0.3 million and net prior service cost of less than $0.1 million.
 The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 7.0% in 2016 and was assumed to decrease to 5.0% by the year 2020 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2015 and would result in an increase in the postretirement benefit obligation by $0.4 million at January 3, 2016. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2015 and would result in a decrease in the postretirement benefit obligation by $0.3 million at January 3, 2016.
Note 12. Business Segments
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra, for use in industrial, government and medical applications, as well as MEMS. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
Segment results include net sales and operating income by segment but excludes noncontrolling interest, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain nonoperating expenses not allocated to our segments.
During 2013 and continuing into 2014 and 2015, in an effort to reduce ongoing costs and improve operating performance we took actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. During 2013, we incurred pretax charges totaling $24.0 million for severance and facility consolidation expense and environmental reserves. The charges were comprised of $10.4 million in severance related costs and $13.6 million in facility closure and relocation costs, which included $5.3 million of environmental reserves. For 2013 the charges impacted each business segment as follows: Aerospace and Defense Electronics, $15.7 million; Digital Imaging, $3.9 million; Instrumentation, $2.5 million; and Engineered Systems, $1.9 million. We incurred $4.4 million in similar expenses in 2014 . For 2014 the charges impacted the following business segments: Digital Imaging, $2.7 million;

Instrumentation $1.0 million; and Aerospace and Defense Electronics, $0.9 million. We incurred approximately $8.4 million in similar expenses in 2015. For 2015 the charges impacted each business segment as follows: Aerospace and Defense Electronics, $1.2 million; Digital Imaging, $3.2 million; Instrumentation, $3.9 million; and Engineered Systems, $0.1 million. While the 2015 actions were substantially completed by year-end, we continue to seek cost reductions in our businesses.
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.
Information on the Company’s business segments was as follows (in millions):

Sales:	2015	2014	2013
Instrumentation	$1,051.1	$1,115.5	$1,022.8
Digital Imaging	379.0	403.6	414.8
Aerospace and Defense Electronics	593.4	603.0	625.1
Engineered Systems	274.6	271.9	275.9
Total net sales	$2,298.1	$2,394.0	$2,338.6

Income before taxes:	2015	2014	2013
Instrumentation	$171.0	$181.6	$162.0
Digital Imaging	40.0	37.1	28.2
Aerospace and Defense Electronics	84.8	88.3	65.7
Engineered Systems	26.1	31.4	22.0
Corporate expense	(40.2)	(43.9)	(37.6)
Operating income	281.7	294.5	240.3
Interest and debt expense, net	(23.9)	(19.0)	(20.4)
Other income, net	0.4	6.6	4.1
Income before taxes	$258.2	$282.1	$224.0

Depreciation and amortization:	2015	2014	2013
Instrumentation	$41.2	$41.1	$38.2
Digital Imaging	26.1	29.6	30.3
Aerospace and Defense Electronics	15.0	15.9	16.5
Engineered Systems	3.5	3.7	4.2
Corporate	4.5	4.0	1.9
Total depreciation and amortization	$90.3	$94.3	$91.1

Capital expenditures:	2015	2014	2013
Instrumentation	$20.9	$17.0	$22.0
Digital Imaging	9.2	10.3	20.2
Aerospace and Defense Electronics	9.1	8.8	15.3
Engineered Systems	5.7	4.3	3.6
Corporate	2.1	3.1	11.5
Total capital expenditures	$47.0	$43.5	$72.6

Identifiable assets:	2015	2014	2013
Instrumentation	$1,339.6	$1,415.4	$1,204.5
Digital Imaging	634.9	708.4	745.1
Aerospace and Defense Electronics	451.6	462.5	436.9
Engineered Systems	92.2	84.9	92.3
Corporate (a)	200.2	191.0	272.3
Total identifiable assets	$2,718.5	$2,862.2	$2,751.1
(a) The amount for 2015, 2014 and 2013 includes $77.2 million, $86.3 million and $222.0 million prepaid pension asset, respectively.

Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales by country:	2015	2014	2013
United States	$1,805.4	$1,852.0	$1,776.8
Canada	208.8	230.1	221.7
United Kingdom	124.6	139.8	174.2
All other countries	159.3	172.1	165.9
Total sales	$2,298.1	$2,394.0	$2,338.6

Long-lived assets:	2015	2014	2013
United States	$1,332.5	$1,364.7	$1,320.2
Canada	249.9	310.5	354.1
United Kingdom	127.3	120.6	131.5
All other countries	139.3	128.2	146.2
Total long-lived assets	$1,849.0	$1,924.0	$1,952.0
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
The tables below provide a summary of the sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

Instrumentation:	2015	2014	2013
Environmental Instrumentation	$268.7	$268.4	$248.6
Marine Instrumentation	614.0	654.8	580.4
Test and Measurement Instrumentation	168.4	192.3	193.8
Total	$1,051.1	$1,115.5	$1,022.8

Engineered Systems:	2015	2014	2013
Engineered Products and Services	$215.4	$211.4	$217.5
Turbine Engines	18.7	26.5	26.0
Energy Systems	40.5	34.0	32.4
Total	$274.6	$271.9	$275.9
Sales to the U.S. Government included sales to the U.S. Department of Defense of $447.2 million in 2015, $472.8 million in 2014, and $487.9 million in 2013. Total sales to international customers were $1,020.4 million in 2015, $1,069.3 million in 2014, and $1,031.8 million in 2013. Of these amounts, sales by operations in the United States to customers in other countries were $628.2 million in 2015, $624.0 million in 2014, and $566.0 million in 2013. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments generally were priced at prevailing market prices and were $19.4 million, $20.1 million and $16.0 million for 2015, 2014 and 2013, respectively.

Note 13. Lease Commitments
The Company leases buildings and equipment under capital and operating leases. The present value of the minimum capital lease payments, net of the current portion, totaled $7.4 million at January 3, 2016. Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements.
At January 3, 2016, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Lease Commitments:	Capital	Operating
2016	$1.5	$22.2
2017	1.3	19.9
2018	1.4	16.9
2019	1.3	15.2
2020	1.1	14.6
Thereafter	4.0	77.1
Total minimum lease payments	10.6	$165.9
Less:
Imputed interest	(2.0)
Current portion	(1.2)
Present value of minimum capital lease payments, net of current portion	$7.4
The 2015 property, plant and equipment accounts included $11.8 million of property leased under capital leases and $6.4 million of related accumulated depreciation. The 2014 property, plant and equipment accounts included $12.4 million of property leased under capital leases and $5.4 million of related accumulated depreciation. Rental expense under operating leases, net of sublease income, was $24.5 million in 2015, $25.5 million in 2014, and $25.8 million in 2013.

Note 14. Commitments and Contingencies
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
At January 3, 2016, the Company’s reserves for environmental remediation obligations totaled $8.7 million, of which $4.7 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
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
Note 15. Subsequent Events
On January 26, 2016, Teledyne’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock.  See Note 8 to the Consolidated Financial Statements for additional information about our stock repurchase program.

Note 16. Quarterly Financial Data (Unaudited)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2015 (a)	(in millions, except per-share amounts)
Sales	$565.0	$577.7	$555.4	$600.0
Gross profit	$219.1	$220.0	$209.6	$221.6
Net income	$43.7	$48.0	$48.3	$55.5
Noncontrolling interest	$—	$0.3	$—	$—
Net income attributable to Teledyne	$43.7	$48.3	$48.3	$55.5

Basic earnings per share attributable to Teledyne:	$1.22	$1.37	$1.37	$1.59
Diluted earnings per share attributable to Teledyne:	$1.20	$1.34	$1.34	$1.57

a) Fiscal year 2015 was a 53-week year, each quarter contained 13 weeks except the fourth quarter which contained 14 weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2014 (a)	(in millions, except per-share amounts)
Sales	$573.5	$597.1	$601.1	$622.3
Gross profit	$221.8	$228.7	$225.7	$230.7
Net income	$46.0	$55.8	$54.9	$58.9
Noncontrolling interest	$(0.2)	$0.3	$0.7	$1.3
Net income attributable to Teledyne	$45.8	$56.1	$55.6	$60.2

Basic earnings per share attributable to Teledyne:	$1.22	$1.50	$1.49	$1.65

Diluted earnings per share attributable to Teledyne:	$1.20	$1.47	$1.47	$1.62

a) Fiscal year 2014 was a 52-week year, each quarter contained 13 weeks.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 3, 2016, December 28, 2014 and December 29, 2013
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other	Balance at end of period
Fiscal 2015
Reserve for doubtful accounts	$7.8	0.9	0.3	(2.7)	$6.3
Environmental reserves	$9.7	0.7	—	(1.6)	$8.8

Fiscal 2014
Reserve for doubtful accounts	$5.2	3.6	1.9	(2.9)	$7.8
Environmental reserves	$9.1	0.5	0.9	(0.8)	$9.7

Fiscal 2013
Reserve for doubtful accounts	$4.7	0.9	1.6	(2.0)	$5.2
Environmental reserves	$3.2	6.2	—	(0.3)	$9.1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 29, 2016.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Meharabian	Chairman, President and
	Robert Mehrabian	Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2016

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 29, 2016

	/s/ Cynthia Belak	Vice President and
	Cynthia Belak	Controller (Principal Accounting Officer)	February 29, 2016

	*	Director	February 29, 2016
Roxanne S. Austin

	*	Director	February 29, 2016
Frank V. Cahouet

	*	Director	February 29, 2016
Charles Crocker

	*	Director	February 29, 2016
Kenneth C. Dahlberg

	*	Director	February 29, 2016
Simon M. Lorne

	*	Director	February 29, 2016
Robert A. Malone

	*	Director	February 29, 2016
Paul D. Miller

	*	Director	February 29, 2016
Jane C. Sherburne

	*	Director	February 29, 2016
Michael T. Smith

	*	Director	February 29, 2016
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

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

10.13	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No.1-15295))†

10.14
Summary Plan Description for the Teledyne Technologies Incorporated Performance Service Plan under the 2008 Incentive Award Plan for the 2012-2014 performance cycle (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 1-15295))†

10.15
Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 8, 2012 (File No. 1-15295))†

10.16
Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.17
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

10.19
Form of Restricted Stock Award Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report Form 10-K for the year ended December 30, 2012) (File No. 1-15295))†

10.20
Restricted Stock Award Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295))†

10.21	Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 5, 2014 (File No. 1-15295))†

10.22
Form of stock option agreement and conditions under the Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2014 File No. 1-15295))†

10.23
Administrative Rules of the Teledyne Technologies Incorporated 2014 Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2014 (File No. 1-15295))†

10.24
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.25
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

10.27
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

10.29	Summary Plan Description for the 2015-2017 Performance Share Program (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.30
Summary Plan Description for the 2015-2017 Performance Share Program (Canadian Participants) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.31
Fifth Amended and Restated Employment Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295)†

10.32
Amendment One, dated as of September 28, 2015, to the Fifth Amended and Restated Employment Agreement between Teledyne Technologies Incorporated and Robert Mehrabian. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 28, 2015) (File No. 1-15295))†

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

10.39	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees*†

10.40
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.41
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.42
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.43
Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Frank V. Cahouet, Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.44
Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.45
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2013) (File No. 1-15295))

10.46
First Amendment to Amended and Restated Credit Facility, dated as of December 4, 2015, by and among Teledyne, certain subsidiaries of Teledyne, the lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2015 (File No. 1-15295))

10.47
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K dated November 21, 2013) (File No. 1-15295))

10.48
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and U.S. Bank National Association., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.49
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and U.S. Bank, National Association(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2013) (File No. 1-15295))

10.50
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014 (File No. 1-15295))

10.51
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

10.53
Note Purchase Agreement, dated August 27, 2015, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2015) (File No. 1-15295))

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.pd

14.2	Code of Ethics for Financial Executives - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

14.3	Directors Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp

21	Subsidiaries of Teledyne Technologies Incorporated*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm *

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm*

24.1	Power of Attorney - Directors*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Submitted electronically herewith.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended January 3, 2016: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.