Form 10-Q
period 2016-04-03
TELEDYNE TECHNOLOGIES INC
filed 2016-05-09
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2016
Common Stock, $.01 par value per share	34,496,583 shares

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2016	2015
Net sales	$530.5	$565.0
Costs and expenses
Cost of sales	324.8	345.9
Selling, general and administrative expenses	144.7	151.8
Total costs and expenses	469.5	497.7
Operating income	61.0	67.3
Interest expense, net	(5.7)	(5.9)
Other income (expense), net	(1.3)	0.8
Income before income taxes	54.0	62.2
Provision for income taxes	15.6	18.5
Net income	$38.4	$43.7

Basic earnings per common share	$1.12	$1.22
Weighted average common shares outstanding	34.4	35.7

Diluted earnings per common share	$1.10	$1.20
Weighted average diluted common shares outstanding	34.9	36.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(Unaudited - Amounts in millions)

	First Quarter
	2016	2015
Net income	$38.4	$43.7
Other comprehensive income (loss):
Foreign exchange translation adjustment	23.1	(49.2)
Hedge activity, net of tax	4.6	(2.3)
Pension and postretirement benefit adjustments, net of tax	3.6	4.9
Other comprehensive income (loss)	31.3	(46.6)
Comprehensive income (loss) attributable to Teledyne	$69.7	$(2.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	April 3, 2016	January 3, 2016
Assets
Current Assets
Cash	$83.2	$85.1
Accounts receivable, net	371.8	373.0
Inventories, net	322.0	309.2
Prepaid expenses and other current assets	56.4	60.9
Total current assets	833.4	828.2
Property, plant and equipment, at cost, net of accumulated depreciation and amortization of $469.0 at April 3, 2016 and $454.8 at January 3, 2016	322.8	321.3
Goodwill	1,151.9	1,140.2
Acquired intangibles, net	240.0	243.3
Prepaid pension assets	117.8	111.0
Other assets, net	72.0	74.5
Total Assets	$2,737.9	$2,718.5
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$134.2	$136.5
Accrued liabilities	244.7	238.0
Current portion of long-term debt and capital leases	12.4	19.1
Total current liabilities	391.3	393.6
Long-term debt and capital leases	707.1	762.9
Other long-term liabilities	212.5	217.9
Total Liabilities	1,310.9	1,374.4
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125 million shares; issued shares: 37,697,865 at April 3, 2016 and 37,697,865 at January 3, 2016: outstanding shares: 34,479,367 at April 3, 2016 and 34,514,599 at January 3, 2016	0.4	0.4
Additional paid-in capital	353.5	345.3
Retained earnings	1,759.9	1,721.5
Treasury stock, 3,218,498 at April 3, 2016 and 3,183,266 at January 3, 2016	(304.9)	(309.9)
Accumulated other comprehensive loss	(381.9)	(413.2)
Total Stockholders’ Equity	1,427.0	1,344.1
Total Liabilities and Stockholders’ Equity	$2,737.9	$2,718.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2016 AND MARCH 29, 2015
(Unaudited - Amounts in millions)

	Three Months
	2016	2015
Operating Activities
Net income	$38.4	$43.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.1	23.2
Deferred income taxes	4.1	0.4
Stock option compensation expense	3.3	3.8
Excess income tax benefits from stock options exercised	(0.5)	(0.8)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	3.6	7.7
Inventories	(10.2)	(15.9)
Prepaid expenses and other assets	(5.4)	(4.6)
Accounts payable	(2.2)	(8.8)
Accrued liabilities	9.9	(39.1)
Income taxes payable, net	11.5	11.4
Long-term assets	1.6	(0.2)
Other long-term liabilities	(5.5)	1.9
Pension benefits	(5.9)	(3.6)
Postretirement benefits	(0.2)	(0.3)
Other, net	5.5	(2.1)
Net cash provided by operating activities	69.1	16.7
Investing Activities
Purchases of property, plant and equipment	(14.2)	(7.7)
Purchase of businesses and other investments, net of cash acquired	—	(18.8)
Proceeds from the disposal of fixed assets	0.2	0.3
Other, net	(0.5)	—
Net cash used by investing activities	(14.5)	(26.2)
Financing Activities
Net proceeds (payments) on credit facility	(51.5)	127.1
Payments on other debt	(10.8)	—
Proceeds from exercise of stock options	2.6	2.7
Purchase of treasury stock	—	(142.0)
Excess income tax benefits from stock options exercised	0.5	0.8
Other, net	—	(2.3)
Net cash used by financing activities	(59.2)	(13.7)
Effect of exchange rate changes on cash	2.7	(8.0)
Decrease in cash	(1.9)	(31.2)
Cash—beginning of period	85.1	141.4
Cash—end of period	$83.2	$110.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 3, 2016

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto in Teledyne’s Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (“2015 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of April 3, 2016 and the consolidated results of operations and consolidated comprehensive income and cash flows for the three months then ended. The results of operations and cash flows for the period ended April 3, 2016 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year.
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

In March 2016, the FASB Issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any entity in any interim or annual period. The Company is currently evaluating the impact this guidance will have on its on the consolidated financial statements and footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact of adopting this guidance on its on the consolidated financial statements and footnote disclosures.

Note 2. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (“AOCI”) by component, net of tax, for the first quarter ended April 3, 2016 and March 29, 2015 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2016	$(174.2)	$(6.7)	$(232.3)	$(413.2)
Other comprehensive income before reclassifications	23.1	3.0	—	26.1
Amounts reclassified from AOCI	—	1.6	3.6	5.2
Net other comprehensive income	23.1	4.6	3.6	31.3
Balance as of April 3, 2016	$(151.1)	$(2.1)	$(228.7)	$(381.9)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 28, 2014	$(90.6)	$(5.3)	$(227.3)	$(323.2)
Other comprehensive loss before reclassifications	(49.2)	(3.4)	—	(52.6)
Amounts reclassified from AOCI	—	1.1	4.9	6.0
Net other comprehensive income (loss)	(49.2)	(2.3)	4.9	(46.6)
Balance as of March 29, 2015	$(139.8)	$(7.6)	$(222.4)	$(369.8)

The reclassifications out of AOCI for the first quarter ended April 3, 2016 and March 29, 2015 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	April 3, 2016	March 29, 2015	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$2.2	$1.4	Costs and expenses
Income tax benefit	(0.6)	(0.3)	Income tax benefit
Total	$1.6	$1.1

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	7.1	9.0	Costs and expenses
Total before tax	5.6	7.5
Income tax benefit	(2.0)	(2.6)	Income tax benefit
Total	$3.6	$4.9

Note 3. Business Combinations, Investments, Goodwill and Acquired Intangible Assets
In the first quarter of 2016, Teledyne did not make any acquisitions, however, in the second quarter of 2016, Teledyne completed the acquisitions of two test and measurement instrumentation companies and one imaging software company for initial aggregate cash consideration of $60.0 million.
Teledyne spent $66.7 million on acquisitions and other investments in 2015, of which $18.8 million was spent in the first quarter of 2015.
In June 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA (“ICM”). In April 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated (“Optech”). In February 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary. Also in 2015, Teledyne made an additional investment in Ocean Aero, Inc. (“Ocean Aero”).
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended January 3, 2016, please refer to Note 3 of our 2015 Form 10-K.
Teledyne’s goodwill was $1,151.9 million at April 3, 2016 and $1,140.2 million at January 3, 2016. The increase in the balance of goodwill in 2016 resulted from the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $240.0 million at April 3, 2016 and $243.3 million at January 3, 2016. The decrease in the balance of acquired intangible assets in 2016 resulted from amortization, partially offset by the impact of exchange rate changes.
Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, including DALSA. These contracts are designated and qualify as cash flow hedges.
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
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of April 3, 2016, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $73.2 million. These foreign currency forward contracts have maturities ranging from June 2016 to February 2018.

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of April 3, 2016, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	55.8	U.S. Dollars	US$	41.7
Canadian Dollars	C$	10.6	Euros		€6.9
Euros		€7.1	U.S. Dollars	US$	8.0
Great Britain Pounds		£1.1	Australian Dollars	A$	2.2
Great Britain Pounds		£21.5	U.S. Dollars	US$	31.4
Singapore Dollars	S$	1.7	U.S. Dollars	US$	1.2
U.S. Dollars	US$	2.2	Japanese Yen		¥250.0
The above table includes non-designated hedges derived from terms contained in triggered or previously designated cash flow hedges. The gains and losses on these derivatives which are not designated as hedging instruments under ASC 815, Derivatives and Hedging ("ASC 815"), are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.

The effect of derivative instruments designated as cash flow hedges in our condensed consolidated financial statements for the first quarter ended April 3, 2016 and March 29, 2015 was as follows (in millions):

	First Quarter
	2016	2015
Net gain (loss) recognized in AOCI (a)	$4.0	$(4.6)
Net loss reclassified from AOCI into cost of sales (a)	$(2.2)	$(1.4)
Net foreign exchange gain (loss) recognized in other income and expense (b)	$(0.2)	$0.2
a)    Effective portion, pre-tax
b)     Amount excluded from effectiveness testing

The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended April 3, 2016 was income of $2.7 million and expense of $4.9 million for the first quarter ended March 29, 2015.
Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	April 3, 2016	January 3, 2016
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.8	$—
Cash flow forward contracts	Accrued liabilities	—	(4.7)
Cash flow forward contracts	Other long-term liabilities	(0.8)	(1.3)
Total derivatives designated as hedging instruments		—	(6.0)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	2.8	0.2
Non-designated forward contracts	Accrued liabilities	(1.8)	(6.0)
Total derivatives not designated as hedging instruments		1.0	(5.8)
Total asset (liability) derivatives		$1.0	$(11.8)
Note 5. Earnings Per Share
Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. The calculation of diluted earnings per share is based on the weighted average number of common shares outstanding increased by contingent dilutive shares that could be issued under:  1) various compensation plans, including the dilutive effect of stock options based on the treasury stock method and 2) the forward contract feature of the accelerated repurchase program.
On February 2, 2015, the Company entered into a $142.0 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,500,000 shares of the Company's common stock. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced. In November 2015, the February 2015 ASR was settled with the Company making a payment of $1.2 million. In November 2015, the Company entered into a $100.5 million ASR agreement with a financial institution in a privately negotiated transaction for 1,100,000 shares of the Company's common stock. Pursuant to the ASR agreement, the Company advanced $100.5 million to the ASR counterparty and received 1,045,000 shares of common stock. On February 19, 2016, the November 2015 ASR was settled and Teledyne received 135,374 shares of common stock. In 2015, the Company spent a total of $243.8 million to repurchase a total of 2,561,815 shares of its common stock.
On January 26, 2016, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock. The 2015 and 2016 stock repurchase authorizations are expected to remain open continuously, with respect to the shares remaining thereunder, and the number of shares repurchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases are expected to be funded with cash on hand and borrowings under the Company's credit facility. For a further description of the Company’s stock repurchase program, please refer to Note 8 of our 2015 Form 10-K.
For the first quarter of 2016, 510,476 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. In the first quarter of 2015, no stock options were excluded in the computation of diluted earnings per share.

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

	First Quarter
	2016	2015
Net income attributable to Teledyne	$38.4	$43.7
Basic earnings per share:
Weighted average common shares outstanding	34.4	35.7

Basic earnings per common share	$1.12	$1.22
Diluted earnings per share:
Weighted average common shares outstanding	34.4	35.7
Effect of dilutive securities	0.5	0.8
Weighted average diluted common shares outstanding	34.9	36.5

Diluted earnings per common share	$1.10	$1.20
Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee director stock compensation plans, pursuant to which non-qualified stock options and common stock, and beginning in 2015 restricted stock units, have been issued to its directors. After 2014, non-employee directors no longer receive non-qualified stock options.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. Stock option compensation expense was $3.3 million for the first quarter of 2016 and $3.8 million for the first quarter of 2015. Employee stock option grants are charged to expense evenly over the three year vesting period. Director stock option grants are charged to expense evenly over the one-year vesting period. For 2016, the Company currently expects approximately $11.7 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options. No stock options were granted in 2015.
The following assumptions were used in the valuation of stock options granted in 2016:

2016
Expected volatility	32.7%
Risk-free interest rate	1.5%
Expected life in years	7.2
Expected dividend yield	—
Weighted average fair value	$29.93

Stock option transactions for the first quarter ended April 3, 2016 are summarized as follows:

	2016
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	2,383,870	$63.74
Granted	518,310	$78.40
Exercised	(63,968)	$40.44
Canceled	(14,706)	$79.60
Ending balance	2,823,506	$66.87
Options exercisable at end of period	1,840,740	$58.23
Performance Share Plan and Restricted Stock Award Program
For the first of three annual distributions of the 2012 to 2014 Performance Share Plan, 1,944 shares of Teledyne common stock were issued in the first quarter of 2015. In the first quarter of 2016, the Company issued 864 shares and 1,883 shares remain to be issued in 2017. In the first quarter of 2016, the restriction was removed for 39,568 shares of Teledyne common stock related to the 2013 to 2015 Restricted Stock Award Program. In the first quarter 2016, the Company granted 37,104 shares of restricted stock securities to certain employees at a weighted average fair value of $72.91 per share for the 2016 to 2018 program. Also in the second quarter of 2016, the Company issued 10,305 shares of restricted stock units to non-employee directors at a weighted average fair value of $96.00 per share, which vest one year from the grant date.
Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $242.3 million at April 3, 2016 and $240.2 million at January 3, 2016. The remainder of the inventories using the LIFO method were $104.1 million at April 3, 2016 and $96.6 million at January 3, 2016. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	April 3, 2016	January 3, 2016
Raw materials and supplies	$147.2	$141.6
Work in process	151.7	149.4
Finished goods	47.5	45.8
	346.4	336.8
Progress payments	(9.3)	(12.3)
Reduction to LIFO cost basis	(15.1)	(15.3)
Total inventories, net	$322.0	$309.2

Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

		Balance at
Balance sheet items	Balance sheet classification	April 3, 2016	January 3, 2016
Income tax receivable	Prepaid expenses and other current assets	$18.3	$28.8
Deferred compensation assets	Other assets, net	$47.2	$47.9
Salaries and wages	Accrued liabilities	$86.8	$89.5
Customer deposits and credits	Accrued liabilities	$48.9	$37.6
Accrued pension obligation	Other long-term liabilities	$43.7	$46.7
Accrued postretirement benefits	Other long-term liabilities	$9.4	$9.6
Deferred compensation liabilities	Other long-term liabilities	$44.5	$43.9
Deferred tax liabilities	Other long-term liabilities	$41.2	$37.9
Some of the Company’s products are subject to specified warranties and the Company provides for the estimated cost of product warranties. The adequacy of the warranty liabilities is assessed regularly and the reserve is adjusted as necessary based on a review of historic warranty experience with respect to the applicable business or products, as well as the length and actual terms of the warranties. The product warranty reserve is included in current and long-term accrued liabilities on the balance sheet.

	Three Months
Warranty Reserve (in millions):	2016	2015
Balance at beginning of year	$17.1	$18.5
Accruals for product warranties charged to expense	1.9	1.5
Cost of product warranty claims	(1.6)	(2.1)
Balance at end of period	$17.4	$17.9
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the first quarter of 2016 was 28.9%. The Company’s effective income tax rate for the first quarter 2015 was 29.8%. The first quarter of 2016 included net discrete income tax expense of $0.1 million compared with net discrete income tax expense of $0.2 million for the first quarter of 2015. Excluding net discrete income tax items in both periods, the effective tax rates would have been 28.8% for the first quarter of 2016 and 29.5% for the first quarter of 2015.

Note 10. Long-Term Debt, Capital Lease and Letters of Credit

	Balance at
Long-Term Debt (in millions):	April 3, 2016	January 3, 2016
$750.0 million revolving credit facility due March 2018, weighted average rate of 1.70% at April 3, 2016 and 1.67% at January 3, 2016	99.0	150.5
Term loans due through March 2019, weighted average rate of 1.68% at April 3, 2016 and 1.55% at January 3, 2016	187.5	190.0
4.74% Senior Notes due September 2017*	100.0	100.0
2.61% Senior Notes due December 2019*	30.0	30.0
5.30% Senior Notes due September 2020*	75.0	75.0
2.81% Senior Notes due November 2020*	25.0	25.0
3.09% Senior Notes due December 2021*	95.0	95.0
3.28% Senior Notes due November 2022*	100.0	100.0
Total debt	711.5	765.5
Less: current portion of long-term debt	(11.3)	(10.0)
Total long-term debt	$700.2	$755.5
* Senior Notes are at a fixed rate of interest.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $640.5 million at April 3, 2016. The credit agreement requires the Company to comply with various financial and operating covenants and at April 3, 2016, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at April 3, 2016 and January 3, 2016, approximated the carrying value.
At April 3, 2016, the Company had $8.0 million in capital leases, of which $1.1 million is current. At January 3, 2016, the Company had $8.6 million in capital leases, of which $1.2 million was current. At April 3, 2016, Teledyne had $12.0 million in outstanding letters of credit.
Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 3, 2016, included in our 2015 Form 10-K.
At April 3, 2016, the Company’s reserves for environmental remediation obligations totaled $8.5 million, of which $4.7 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company, including those pertaining to product liability, acquisitions, patent infringement, contracts, environmental, employment and employee benefits matters. While the outcome of litigation cannot be predicted with certainty, and some of these lawsuits, claims or proceedings may be determined adversely to the Company, management does not believe that the disposition of any such pending matters is likely to have a material adverse effect on the Company’s financial statements.

Note 12. Pension Plans and Postretirement Benefits
Teledyne’s pension income was $0.5 million for the first quarter of 2016, compared with pension income of $0.2 million for the first quarter of 2015. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For the domestic pension plan, the discount rate increased to 4.91 percent in 2016 compared with a 4.5 percent discount rate used in 2015. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.5 million for both the first quarters of 2016 and 2015, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic pension plan in the first three months of 2016 or in 2015. No cash pension contributions are planned for 2016 for the domestic pension plan.
The Company sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

	First Quarter
Net periodic pension benefit income - in millions:	2016	2015
Service cost — benefits earned during the period	$2.8	$3.3
Interest cost on benefit obligation	10.1	9.9
Expected return on plan assets	(18.7)	(19.2)
Amortization of prior service cost	(1.5)	(1.5)
Amortization of net actuarial loss	6.8	8.5
Pension plan curtailment	—	(1.2)
Net periodic pension income	$(0.5)	$(0.2)

	First Quarter
Net periodic Postretirement Benefits expense - in millions:	2016	2015
Interest cost on benefit obligation	$0.1	$0.1
Amortization of net actuarial gain	(0.1)	—
Net periodic postretirement expense	$—	$0.1
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

The following table presents Teledyne’s segment disclosures.

	First Quarter		%
(Dollars in millions)	2016	2015	Change
Net sales(a):
Instrumentation	$223.7	$270.3	(17.2)%
Digital Imaging	89.9	90.4	(0.6)%
Aerospace and Defense Electronics	152.6	141.2	8.1%
Engineered Systems	64.3	63.1	1.9%
Total net sales	$530.5	$565.0	(6.1)%
Operating income:
Instrumentation	$31.4	$42.1	(25.4)%
Digital Imaging	8.2	9.3	(11.8)%
Aerospace and Defense Electronics	24.1	19.4	24.2%
Engineered Systems	8.0	6.7	19.4%
Corporate expense	(10.7)	(10.2)	4.9%
Operating income	$61.0	$67.3	(9.4)%

(a)	Net sales excludes inter-segment sales of $5.1 million and $4.9 million for the first quarter of 2016 and 2015, respectively.
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
The following tables provide a summary of the net sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	First Quarter
Instrumentation	2016	2015
Marine Instrumentation	$112.9	$159.5
Environmental Instrumentation	68.7	67.7
Test and Measurement Instrumentation	42.1	43.1
Total	$223.7	$270.3

	First Quarter
Engineered Systems	2016	2015
Engineered Products and Services	$52.8	$49.1
Turbine Engines	5.0	5.6
Energy Systems	6.5	8.4
Total	$64.3	$63.1

Note 14. Subsequent events
In the second quarter of 2016, Teledyne completed the acquisitions of two test and measurement instrumentation companies and one imaging software company for initial aggregate cash consideration of $60.0 million. Also in the second quarter of 2016, Teledyne entered into an agreement to sell assets of Teledyne’s printed circuit technology business for $9.3 million in cash. The completion of the transaction, which is subject to certain conditions and approvals, is anticipated to occur in the second quarter of 2016.

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
Our Recent Acquisitions
In the first quarter of 2016, Teledyne did not make any acquisitions, however, in the second quarter of 2016, Teledyne made three acquisitions for an aggregate purchase price of approximately $60.0 million. Teledyne spent $66.7 million on acquisitions and other investments in 2015, of which $18.8 million was spent in the first quarter of 2015.
In June 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA (“ICM”). In April 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated (“Optech”). On February 2015, Teledyne acquired Bowtech Products Limited (“Bowtech”) through a U.K.-based subsidiary. Also in 2015, Teledyne made an additional investment in Ocean Aero, Inc. (“Ocean Aero”).
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended January 3, 2016, please refer to Note 3 of our 2015 Annual Report on Form 10-K (“2015 Form 10-K”).
Results of Operations

	First Quarter
(in millions)	2016	2015
Net sales	$530.5	$565.0
Costs and expenses
Cost of sales	324.8	345.9
Selling, general and administrative expenses	144.7	151.8
Total costs and expenses	469.5	497.7
Operating income	61.0	67.3
Interest expense, net	(5.7)	(5.9)
Other income (expense), net	(1.3)	0.8
Income before income taxes	54.0	62.2
Provision for income taxes	15.6	18.5
Net income attributable to Teledyne	$38.4	$43.7

	First Quarter		%
(Dollars in millions)	2016	2015	Change
Net sales(a):
Instrumentation	$223.7	$270.3	(17.2)%
Digital Imaging	89.9	90.4	(0.6)%
Aerospace and Defense Electronics	152.6	141.2	8.1%
Engineered Systems	64.3	63.1	1.9%
Total net sales	$530.5	$565.0	(6.1)%
Operating income:
Instrumentation	$31.4	$42.1	(25.4)%
Digital Imaging	8.2	9.3	(11.8)%
Aerospace and Defense Electronics	24.1	19.4	24.2%
Engineered Systems	8.0	6.7	19.4%
Corporate expense	(10.7)	(10.2)	4.9%
Total operating income	$61.0	$67.3	(9.4)%
(a) Net sales excludes inter-segment sales of $5.1 million and $4.9 million for the first quarter of 2016 and 2015, respectively.
.
The table below presents sales and cost of sales by segment and total company:

	First Quarter
(Dollars in millions)	2016	2015
Instrumentation
Sales	$223.7	$270.3
Cost of sales	$121.2	$149.7
Cost of sales % of sales	54.2%	55.4%
Digital Imaging
Sales	$89.9	$90.4
Cost of sales	$55.9	$55.2
Cost of sales % of sales	62.2%	61.1%
Aerospace and Defense Electronics
Sales	$152.6	$141.2
Cost of Sales	$96.6	$90.2
Cost of sales % of sales	63.3%	63.9%
Engineered Systems
Sales	$64.3	$63.1
Costs of sales	$51.1	$50.8
Cost of sales % of sales	79.5%	80.5%
Total Company
Sales	$530.5	$565.0
Costs of sales	$324.8	$345.9
Cost of sales % of sales	61.2%	61.2%

First quarter of 2016 compared with the first quarter of 2015
Our first quarter 2016 sales were $530.5 million, compared with sales of $565.0 million for the first quarter of 2015, a decrease of 6.1%. Net income attributable to Teledyne was $38.4 million ($1.10 per diluted share) for the first quarter of 2016, compared with $43.7 million ($1.20 per diluted share) for the first quarter of 2015, a decrease of 12.1%.
Sales
The first quarter of 2016, compared with the first quarter of 2015, reflected lower sales in Instrumentation and Digital Imaging segments, partially offset by higher sales in the Aerospace and Defense and Electronics and Engineered Systems segments. First quarter 2015 sales included $2.4 million from recent acquisitions.
Cost of Sales
Cost of sales decreased by $21.1 million in the first quarter of 2016, compared with the first quarter of 2015, which primarily reflected the impact of lower sales. Cost of sales as a percentage of sales for the first quarter of 2016 remained at 61.2%.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the first quarter of 2016 and 2015, were $6.7 million and $4.4 million of favorable operating income and $7.6 million and $6.4 million of unfavorable operating income, respectively. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $7.1 million in the first quarter of 2016, compared with the first quarter of 2015, and primarily reflected the impact of lower sales. Selling, general and administrative expenses for the first quarter of 2016, as a percentage of sales increased slightly to 27.3% compared with 26.9% for the first quarter of 2015. Corporate expense was $10.7 million for the first quarter of 2016, compared with $10.2 million for the first quarter of 2015. In the first quarter of 2016 and 2015, we recorded a total of $3.3 million and $3.8 million, respectively, in stock option compensation expense. The lower amount in 2016 primarily reflected the absence of stock option grants in 2015. Employee stock option grants are expensed evenly over the three year vesting period.
Pension Income/Expense
The first quarter of 2016 included pension income of $0.5 million, compared with pension income of $0.2 million in the first quarter of 2015. In the first quarter of 2015, Teledyne froze the non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For 2016, the discount rate to determine the benefit obligation for the domestic plan was 4.91 percent compared with 4.5 percent in 2015. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.5 million in both the first quarter of 2016 and the first quarter of 2015. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income was $61.0 million for the first quarter of 2016, compared with $67.3 million for the first quarter of 2015, a decrease of 9.4%. The first quarter of 2016, compared with the first quarter of 2015, reflected lower operating income in the Instrumentation and Digital Imaging segments, partially offset by higher operating income in the Aerospace and Defense Electronics and Engineered Systems segments.
Interest Expense and Other Income
Interest expense, net of interest income, was $5.7 million for the first quarter of 2016, compared with $5.9 million for the first quarter of 2015. Other income and expense was expense of $1.3 million for the first quarter of 2016, compared with expense of $0.8 million for the first quarter of 2015. The change in other income and expense primarily reflected the impact of exchange rate changes.

Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the first quarter of 2016 was 28.9% compared with 29.8% for the first quarter of 2015.
The first quarter of 2016 reflected $0.1 million in net discrete income tax expense. The first quarter of 2015 reflected $0.2 million in net discrete income tax expense. Excluding the net discrete income tax expense in both quarters, the effective tax rates would have been 28.8% for first quarter of 2016 and 29.5% for the first quarter of 2015. The Company’s effective tax rate for fiscal year 2016 is expected to be 28.8%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
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
Instrumentation

	First Quarter
(Dollars in millions)	2016	2015
Sales	$223.7	$270.3
Cost of sales	$121.2	$149.7
Selling, general and administrative expenses	$71.1	$78.5
Operating income	$31.4	$42.1
Cost of sales % of sales	54.2%	55.4%
Selling, general and administrative expenses % of sales	31.8%	29.0%
Operating income % of sales	14.0%	15.6%
First quarter of 2016 compared with the first quarter of 2015
The Instrumentation segment’s first quarter 2016 sales were $223.7 million, compared with $270.3 million in the first quarter of 2015, a decrease of 17.2%. Operating income for the first quarter of 2016 was $31.4 million, compared with operating income of $42.1 million in the first quarter of 2015, a decrease of 25.4%.
The first quarter 2016 sales decrease resulted from lower sales of marine instrumentation. Sales for marine instrumentation decreased by $46.6 million and primarily reflected lower sales of interconnect systems and other marine sensors for energy exploration and production, partially offset by higher sales of interconnects and marine systems for U.S. Government applications. Sales of electronic test and measurement instrumentation decreased $1.0 million and sales of environmental instrumentation increased $1.0 million.
The decrease in operating income primarily reflected the impact of lower sales and lower margins for marine instrumentation. The first quarter of 2016 reflected $0.7 million in higher severance costs compared with the first quarter of 2015.
First quarter 2016 cost of sales decreased by $28.5 million, compared with the first quarter of 2015, and primarily reflected the impact of lower sales. The cost of sales percentage decreased to 54.2% from 55.4%. First quarter 2016 selling, general and administrative expenses, including research and development and bid and proposal expense, decreased by $7.4 million, compared with the first quarter of 2015, and reflected the impact of lower sales. The selling, general and administrative expense percentage increased to 31.8% in the first quarter of 2016 from 29.0% in the first quarter of 2015 as selling expense did not decrease in-line with the sales decrease.

Digital Imaging

	First Quarter
(Dollars in millions)	2016	2015
Sales	$89.9	$90.4
Cost of sales	$55.9	$55.2
Selling, general and administrative expenses	$25.8	$25.9
Operating income	$8.2	$9.3
Cost of sales % of sales	62.2%	61.1%
Selling, general and administrative expenses % of sales	28.7%	28.6%
Operating income % of sales	9.1%	10.3%
First quarter of 2016 compared with the first quarter of 2015
The Digital Imaging segment’s first quarter 2016 sales were $89.9 million, compared with $90.4 million in the first quarter of 2015, a decrease of 0.6%. Operating income was $8.2 million for the first quarter of 2016, compared with operating income of $9.3 million in the first quarter of 2015, a decrease of 11.8%.
The first quarter 2016 sales reflected lower sales of laser-based mapping systems and infrared imaging sensors for the U.S. Government, partially offset by higher sales of commercial digital imaging systems, including sensors and systems for life sciences and industrial X-ray applications. The first quarter 2016 sales included $2.3 million in incremental sales from a recent acquisition. The decrease in operating income in 2016 reflected slightly lower sales and product mix differences.
First quarter 2016 cost of sales increased by $0.7 million, compared with the first quarter of 2015 and reflected the impact of product mix differences. The cost of sales percentage in 2016 increased to 62.2% in the first quarter of 2015, compared with 61.1% for the first quarter of 2015 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $25.8 million in 2016, from $25.9 million in 2015. The selling, general and administrative expense percentage increased slightly to 28.7% in the first quarter of 2016 from 28.6% in the first quarter of 2015.
Aerospace and Defense Electronics

	First Quarter
(Dollars in millions)	2016	2015
Sales	$152.6	$141.2
Cost of sales	$96.6	$90.2
Selling, general and administrative expenses	$31.9	$31.6
Operating income	$24.1	$19.4
Cost of sales % of sales	63.3%	63.9%
Selling, general and administrative expenses % of sales	20.9%	22.4%
Operating income % of sales	15.8%	13.7%
First quarter of 2016 compared with the first quarter of 2015
The Aerospace and Defense Electronics segment’s first quarter 2016 sales were $152.6 million, compared with $141.2 million in the first quarter of 2015, an increase of 8.1%. Operating income was $24.1 million for the first quarter of 2016, compared with operating income of $19.4 million in the first quarter of 2015, an increase of 24.2%.
The first quarter 2016 sales reflected higher net sales of $6.9 million from avionics products and electronic relays, higher sales of $2.4 million from electronic manufacturing services products and $2.1 million of microwave and interconnect systems. Operating income in the first quarter of 2016 reflected the impact of higher sales and improved margins for both avionics products and electronic relays and electronic manufacturing services products.
First quarter 2016 cost of sales increased by $6.4 million, compared with the first quarter of 2015 and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first quarter of 2016 decreased to 63.3% from 63.9% in the first quarter of 2015. Selling, general and administrative expenses, including research and development and bid and proposal expense increased slightly to $31.9 million in the first quarter of 2016, compared with the $31.6 million in the first quarter of 2015 and reflected higher selling, general and administrative expenses partially offset by research and development expense. The selling, general and administrative expense percentage decreased to 20.9% in the first quarter of 2016, compared with 22.4% in the first quarter of 2015 and reflected the impact of lower research and development spending.

Engineered Systems

	First Quarter
(Dollars in millions)	2016	2015
Sales	$64.3	$63.1
Cost of sales	$51.1	$50.8
Selling, general and administrative expenses	$5.2	$5.6
Operating income	$8.0	$6.7
Cost of sales % of sales	79.5%	80.5%
Selling, general and administrative expenses % of sales	8.1%	8.9%
Operating income % of sales	12.4%	10.6%
First quarter of 2016 compared with the first quarter of 2015
The Engineered Systems segment’s first quarter 2016 sales were $64.3 million, compared with $63.1 million in the first quarter of 2015, an increase of 1.9%. Operating income was $8.0 million for the first quarter 2016, compared with operating income of $6.7 million in the first quarter of 2015, an increase of 19.4%.
The first quarter 2016 sales reflected higher sales of engineered products and services of $3.7 million, partially offset by lower sales of energy systems products of $1.9 million and lower turbine engine sales of $0.6 million. The higher sales of engineered products and services primarily resulted from increased sales of nuclear and environmental programs. Operating income in the first quarter of 2016 reflected the impact of higher sales and higher pension income of $0.6 million.
First quarter 2016 cost of sales increased by $0.3 million, compared with the first quarter of 2015. Cost of sales as a percentage of sales for the first quarter of 2016 decreased to 79.5% from 80.5% in the first quarter of 2015 and reflected product mix differences, partially offset by higher pension income. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $5.2 million for the first quarter of 2016, compared with $5.6 million for the first quarter of 2015. The selling, general and administrative expense percentage decreased to 8.1% for the first quarter of 2016 compared with 8.9% for the first quarter of 2015.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $69.1 million for the first three months of 2016, compared with net cash provided by operating activities of $16.7 million for the first three months of 2015. The higher cash provided by operating activities in the first three months of 2016 reflected lower annual bonus and regular payroll payments and lower income tax payments, partially offset by lower net income. The first quarter of 2015 amount included payments of legal matters.
Our net cash used by investing activities was $14.5 million for the first three months of 2016, compared with net cash used by investing activities of $26.2 million for the first three months of 2015. The 2015 amount includes $18.8 million for acquisitions. See "Our Recent Acquisitions" section of this Management's Discussion and Analysis for additional information on acquisitions. Capital expenditures for the first three months of 2016 and 2015 were $14.2 million and $7.7 million, respectively. In the second quarter of 2016, Teledyne completed the acquisitions of two test and measurement instrumentation companies and one imaging software company for initial aggregate cash consideration of $60.0 million. Also in the second quarter of 2016, Teledyne entered into an agreement to sell assets of Teledyne’s printed circuit technology business for $9.3 million in cash. The completion of the transaction, which is subject to certain conditions and approvals, is anticipated to occur in the second quarter of 2016.
Our goodwill was $1,151.9 million at April 3, 2016 and $1,140.2 million at January 3, 2016. The increase in the balance of goodwill in 2016 resulted from the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $240.0 million at April 3, 2016 and $243.3 million at January 3, 2016. The decrease in the balance of acquired intangible assets in 2016 primarily resulted from amortization, partially offset by the impact of exchange rate changes.
Financing activities used cash of $59.2 million for the first three months of 2016, compared with cash used by financing activities of $13.7 million for the first three months of 2015. Financing activities for the first three months of 2016 reflected net payments on debt of $62.3 million while the first three months of 2015 included net proceeds from debt of $127.1 million. Proceeds from the exercise of stock options were $2.6 million and $2.7 million for the first three months of 2016 and 2015, respectively. In February 2015, the Company entered into a $142.0 million accelerated share repurchase (“ASR”) agreement. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. On January 26, 2016, Teledyne’s Board of Directors authorized a stock repurchase program for up to an additional 3,000,000 shares of Teledyne common stock. No repurchases have been made under this authorization in 2016.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise other forms of debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend up to $60.0 million for capital expenditures in 2016, of which $14.2 million has been spent in the first three months of 2016. No cash pension contributions are planned for 2016 for the domestic pension plan.
Total debt, including capital lease obligations, at April 3, 2016 was $719.5 million, which includes $99.0 million outstanding under the $750.0 million credit facility. At April 3, 2016, Teledyne had $12.0 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $640.5 million at April 3, 2016. The credit agreements require the Company to comply with various financial and operating covenants and at April 3, 2016, the Company was in compliance with these covenants.
As of April 3, 2016, the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At April 3, 2016, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires December 2020 and $187.5 million term loans due through March 2019 (issued in October 2012)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.6 to 1

$425.0 million Private Placement Senior Notes due from 2017 to 2022
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.6 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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
For additional discussion of the application of the other critical accounting policies and other accounting policies, see Note 1 to these condensed consolidated financial statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2015 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, acquisitions and divestitures, product sales, note issuances, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation and facility consolidation costs, environmental remediation costs, stock repurchases, taxes, exchange rates and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.

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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2015 Form 10-K and this Form 10-Q.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2015 Form 10-K.
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Foreign currency forward contracts are used primarily to hedge anticipated exposures. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at April 3, 2016 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $7.3 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $187.5 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreement. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. As of April 3, 2016, we had $286.5 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.9 million, assuming the $286.5 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 3, 2016, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended April 3, 2016, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2015 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.
Item 2. Unregistered sales of equity securities and use of proceeds

On January 26, 2016, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock. On February 19, 2016, a November 2015 accelerated share repurchase agreement was settled and Teledyne received 135,374 shares of common stock.

Fiscal Month 2016	Total number of shares purchased	Average price paid per share*	Total number of shares purchased as part of publicly announce plans or programs	Maximum number of shares that may be purchased under the plans or programs
January 4 - February 7	—	—	—	3,396,626
February 8 - March 6	135,374	$85.17	135,374	3,261,252
March 7 - April 3	—	—	—	3,261,252
	135,374	$85.17	135,374
* Represents the average price paid per share for the November 2015 accelerated stock repurchase program.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 6, 2016	By:	/s/ Susan L. Main
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