Form 10-K/A
period 2016-01-03
TELEDYNE TECHNOLOGIES INC
filed 2016-05-17
CIK 1094285

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

EXPLANATORY NOTE:
This Amendment is being filed to correct a typographical error relating to the date of the report on internal controls over financial reporting of Deloitte & Touche LLP, our Independent Registered Public Accounting Firm, that had appeared on page 60 of the original Form 10-K of Teledyne Technologies Incorporated for the fiscal year ended January 3, 2016. The correct date of the report is February 29, 2016 and a copy of the report, with the corrected date, is included with this Amendment. The corrected report replaces in its entirety the report originally included on page 60 under “Part IV- Item 15. Exhibits and Financial Statement Schedules.”
Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the original Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

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
/s/ Deloitte & Touche LLP
Los Angeles, California
February 29, 2016

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized as of May 17, 2016.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Susan L. Main
Susan L. Main
Senior Vice President and Chief Financial Officer (Principal Financial Officer)