Form 10-Q
period 2016-10-02
TELEDYNE TECHNOLOGIES INC
filed 2016-11-08
CIK 1094285

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, $.01 par value per share	34,941,356 shares

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Net sales	$526.8	$551.7	$1,586.9	$1,686.8
Costs and expenses
Cost of sales	317.0	340.3	968.8	1,036.9
Selling, general and administrative expenses	139.3	139.6	432.3	441.4
Total costs and expenses	456.3	479.9	1,401.1	1,478.3
Operating income	70.5	71.8	185.8	208.5
Interest expense, net	(5.6)	(6.0)	(17.2)	(17.9)
Other income/(expense), net	(0.7)	(2.1)	15.2	2.1
Income before income taxes	64.2	63.7	183.8	192.7
Provision for income taxes	11.1	13.9	44.3	50.9
Net income from continuing operations	53.1	49.8	139.5	141.8
Loss from discontinued operations, net of income taxes	(1.1)	(1.5)	(1.6)	(1.8)
Net income	52.0	48.3	137.9	140.0
Noncontrolling interest	—	—	—	0.3
Net income attributable to Teledyne	$52.0	$48.3	$137.9	$140.3

Amounts attributable to Teledyne:
Net income from continuing operations	$53.1	$49.8	$139.5	$142.1
Loss from discontinued operations, net of income taxes	(1.1)	(1.5)	(1.6)	(1.8)
Net income attributable to Teledyne	$52.0	$48.3	$137.9	$140.3

Basic earnings per common share:
Continuing operations	$1.53	$1.41	$4.04	$4.01
Discontinued operations	(0.03)	(0.04)	(0.04)	(0.05)
Basic earnings per common share	$1.50	$1.37	$4.00	$3.96
Weighted average common shares outstanding	34.7	35.3	34.5	35.4
Diluted earnings per common share:
Continuing operations	$1.49	$1.38	$3.94	$3.93
Discontinued operations	(0.03)	(0.04)	(0.04)	(0.05)
Diluted earnings per common share	$1.46	$1.34	$3.90	$3.88
Weighted average diluted common shares outstanding	35.6	36.1	35.4	36.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2016	2015	2016	2015
Net income	$52.0	$48.3	$137.9	$140.0
Other comprehensive (loss) income:
Foreign exchange translation adjustment	(7.7)	(33.9)	3.6	(62.3)
Hedge activity, net of tax	(0.9)	(1.4)	4.6	(1.9)
Pension and postretirement benefit adjustments, net of tax	3.3	4.8	10.8	13.7
Other comprehensive (loss) income	(5.3)	(30.5)	19.0	(50.5)
Comprehensive income	46.7	17.8	156.9	89.5
Noncontrolling interest	—	—	—	0.3
Comprehensive income attributable to Teledyne	$46.7	$17.8	$156.9	$89.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	October 2, 2016	January 3, 2016
Assets
Current Assets
Cash	$99.5	$85.1
Restricted cash	19.5	—
Accounts receivable, net	371.5	368.6
Inventories, net	325.0	304.1
Prepaid expenses and other current assets	35.7	59.4
Assets held for sale	—	12.1
Total current assets	851.2	829.3
Property, plant and equipment, net of accumulated depreciation and amortization of $465.0 at October 2, 2016 and $443.2 at January 3, 2016	319.4	318.8
Goodwill	1,183.5	1,140.2
Acquired intangibles, net	237.7	243.3
Prepaid pension assets	130.9	111.0
Other assets, net	71.0	74.5
Total Assets	$2,793.7	$2,717.1
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$142.3	$134.2
Accrued liabilities	272.1	237.5
Short-term debt, current portion of long-term debt and capital leases	114.6	19.1
Liabilities held for sale	—	2.8
Total current liabilities	529.0	393.6
Long-term debt and capital leases	498.4	761.5
Other long-term liabilities	221.2	217.9
Total Liabilities	1,248.6	1,373.0
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at October 2, 2016 and January 3, 2016: outstanding shares; 34,940,356 at October 2, 2016 and 34,514,599 at January 3, 2016	0.4	0.4
Additional paid-in capital	338.8	345.3
Retained earnings	1,859.4	1,721.5
Treasury stock, 2,757,509 at October 2, 2016 and 3,183,266 at January 3, 2016	(259.3)	(309.9)
Accumulated other comprehensive loss	(394.2)	(413.2)
Total Stockholders’ Equity	1,545.1	1,344.1
Total Liabilities and Stockholders’ Equity	$2,793.7	$2,717.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 2, 2016 AND SEPTEMBER 27, 2015
(Unaudited - Amounts in millions)

	Nine Months
	2016	2015
Operating Activities
Net income	$137.9	$140.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.0	67.6
Deferred income taxes	9.0	(2.8)
Stock-based compensation	12.2	9.7
Gain on sale of facility	(17.9)	—
Changes in operating assets and liabilities:
Accounts receivable	2.5	12.8
Inventories	(19.7)	(27.0)
Prepaid expenses and other assets	(1.6)	(0.9)
Accounts payable	8.7	(10.4)
Accrued liabilities	38.3	(38.8)
Income taxes receivable/payable, net	26.7	6.4
Long-term assets	1.0	5.2
Other long-term liabilities	6.0	(1.8)
Pension and postretirement benefits	(12.3)	(9.1)
Other, net	(3.5)	(4.5)
Net cash provided by operating activities from continuing operations	252.3	146.4
Net cash provided (used) by discontinued operations	(1.6)	2.8
Net cash provided by operating activities	250.7	149.2
Investing Activities
Purchases of property, plant and equipment	(44.9)	(31.3)
Purchase of businesses and other investments, net of cash acquired	(58.5)	(63.7)
Proceeds from sale of assets	29.6	3.4
Sales proceeds transferred to escrow as restricted cash	(19.5)	—
Net cash used in investing activities from continuing operations	(93.3)	(91.6)
Net cash used in discontinued operations	—	(0.3)
Net cash used in investing activities	(93.3)	(91.9)
Financing Activities
Net proceeds (payments) on credit facility	(150.5)	100.0
Proceeds from other debt	6.1	4.7
Payments on other debt	(22.7)	(97.1)
Proceeds from exercise of stock options	26.7	13.5
Purchase of treasury stock	—	(142.0)
Other, net	(1.1)	2.7
Net cash used in financing activities	(141.5)	(118.2)
Effect of exchange rate changes on cash	(1.5)	(9.0)
Increase (decrease) in cash	14.4	(69.9)
Cash—beginning of period	85.1	141.4
Cash—end of period	$99.5	$71.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
October 2, 2016

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of October 2, 2016 and the consolidated results of operations and consolidated comprehensive income for the three and nine months then ended and cash flows for the nine months then ended. The results of operations and cash flows for the periods ended October 2, 2016 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
In the third quarter of 2016, Teledyne sold assets of the Printed Circuit Technology (“PCT”) business for $9.3 million in cash. As a result, these financial statements reflect the classification of our PCT business as a discontinued operation. See Note 14 to these condensed consolidated financial statements for additional information.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any entity in any interim or annual period. Teledyne elected to adopt early this ASU in the third quarter of 2016, therefore Teledyne is required to report the material impacts of this standard as though the ASU had been adopted at the beginning of the fiscal year. Accordingly, Teledyne recognized additional income tax benefits as an increase to net income of $4.0 million and $5.8 million during the third quarter and nine months ended October 2, 2016. The adjustments for the third quarter included only the quarterly impacts, whereas the adjustments for the first nine months of 2016 include the first and second quarter additional income tax benefits of $0.6 million and $1.2 million, respectively and the immaterial impact for reclassification of amounts from financing activities to operating activities in the condensed consolidated statement of cash flows. Teledyne has elected to record forfeitures as they occur, which did not have a material impact on the condensed consolidated financial results. The new guidance did not impact any periods prior to our 2016 fiscal year, as the changes were applied on a prospective basis.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance must be adopted using a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented. The Company is currently evaluating the impact this guidance will have on the consolidated financial statements and footnote disclosures.

Note 2. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income/(loss) (“AOCI”) by component, net of tax, for the third quarter and nine months ended October 2, 2016 and September 27, 2015 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 3, 2016	$(162.9)	$(1.2)	$(224.8)	$(388.9)
Other comprehensive loss before reclassifications	(7.7)	(0.8)	—	(8.5)
Amounts reclassified from AOCI	—	(0.1)	3.3	3.2
Net other comprehensive income (loss)	(7.7)	(0.9)	3.3	(5.3)
Balance as of October 2, 2016	$(170.6)	$(2.1)	$(221.5)	$(394.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of June 28, 2015	$(119.0)	$(5.8)	$(218.4)	$(343.2)
Other comprehensive loss before reclassifications	(33.9)	(3.2)	—	(37.1)
Amounts reclassified from AOCI	—	1.8	4.8	6.6
Net other comprehensive income (loss)	(33.9)	(1.4)	4.8	(30.5)
Balance as of September 27, 2015	$(152.9)	$(7.2)	$(213.6)	$(373.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2016	$(174.2)	$(6.7)	$(232.3)	$(413.2)
Other comprehensive income before reclassifications	3.6	2.5	—	6.1
Amounts reclassified from AOCI	—	2.1	10.8	12.9
Net other comprehensive income	3.6	4.6	10.8	19.0
Balance as of October 2, 2016	$(170.6)	$(2.1)	$(221.5)	$(394.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 28, 2014	$(90.6)	$(5.3)	$(227.3)	$(323.2)
Other comprehensive loss before reclassifications	(62.3)	(6.1)	—	(68.4)
Amounts reclassified from AOCI	—	4.2	13.7	17.9
Net other comprehensive income (loss)	(62.3)	(1.9)	13.7	(50.5)
Balance as of September 27, 2015	$(152.9)	$(7.2)	$(213.6)	$(373.7)

The reclassifications out of AOCI for the third quarter and nine months ended October 2, 2016 and September 27, 2015 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	October 2, 2016	September 27, 2015	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(0.1)	$2.4	Cost of sales
Income tax benefit	—	(0.6)	Income tax benefit
Total	$(0.1)	$1.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	6.6	8.9	Costs and expenses
Total before tax	5.1	7.4
Income tax benefit	(1.8)	(2.6)	Income tax benefit
Total	$3.3	$4.8

	Amount Reclassified from AOCI Nine Months Ended	Amount Reclassified from AOCI Nine Months Ended	Statement of Income
	October 2, 2016	September 27, 2015	Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$2.9	$5.6	Cost of sales
Income tax benefit	(0.8)	(1.4)	Income tax benefit
Total	$2.1	$4.2

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(4.5)	$(4.5)	Costs and expenses
Amortization of net actuarial loss	21.0	26.0	Costs and expenses
Total before tax	16.5	21.5
Income tax benefit	(5.7)	(7.8)	Income tax benefit
Total	$10.8	$13.7

Note 3. Business Combinations, Dispositions, Goodwill and Acquired Intangible Assets
On May 3, 2016, Teledyne DALSA, Inc., a Canadian-based subsidiary, acquired the assets and business of CARIS, Inc. (“CARIS”) for an initial cash payment of $26.6 million, net of cash acquired. Teledyne received a $0.4 million purchase price adjustment in the fourth quarter of 2016. Based in Fredericton, New Brunswick, Canada, CARIS is a leading developer of geospatial software designed for the hydrographic and marine community and is part of the Digital Imaging segment.
On April 15, 2016, Teledyne LeCroy, Inc., a U.S.-based subsidiary, acquired assets of Quantum Data, Inc. (“Quantum Data”) for $17.3 million in cash. Based in Elgin, Illinois, Quantum Data provides electronic test and measurement instrumentation and is a market leader in video protocol analysis test tools. On April 6, 2016, Teledyne LeCroy, Inc. also acquired Frontline Test Equipment, Inc. (“Frontline”) for $13.7 million in cash. Based in Charlottesville, Virginia, Frontline provides electronic test and measurement instrumentation and is a market leader in wireless protocol analysis test tools. Quantum Data and Frontline are part of the Instrumentation segment.

Teledyne spent $66.7 million on acquisitions and other investments in 2015, of which $63.7 million was spent in the first nine months of 2015. In June 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA. In April 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated. On February 2015, Teledyne acquired Bowtech Products Limited through a U.K.-based subsidiary. Also in 2016 and 2015, Teledyne made additional investments in Ocean Aero, Inc.
Teledyne funded the purchases from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of the respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year ended January 3, 2016, please refer to Note 3 of our 2015 Form 10-K.
Teledyne’s goodwill was $1,183.5 million at October 2, 2016 and $1,140.2 million at January 3, 2016. The increase in the balance of goodwill in 2016 included $40.5 million in goodwill from recent acquisitions and also the impact of exchange rate changes. Goodwill from the 2016 acquisitions will be deductible for tax purposes. Teledyne’s net acquired intangible assets were $237.7 million at October 2, 2016 and $243.3 million at January 3, 2016. The decrease in the balance of acquired intangible assets in 2016 reflected $21.5 million of amortization, partially offset by $15.6 million of intangible assets from recent acquisitions. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the 2016 acquisitions. The Company made preliminary estimates as of October 2, 2016 since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
See Note 14 to these condensed consolidated financial statements for additional information on the sale of the PCT business.
In the second quarter of 2016, Teledyne sold a former operating facility in California for net proceeds of $19.5 million. The gain on the sale of $17.9 million is included in other income. In conjunction with the sale of this former operating facility, Teledyne entered into a like-kind exchange agreement under Section 1031 of the U.S. Internal Revenue Code with a qualified intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $19.5 million were placed into an escrow account administered by a qualified intermediary. Accordingly, the net proceeds of $19.5 million were classified as restricted cash on the condensed consolidated balance sheet as of October 2, 2016. On October 14, 2016, Teledyne completed the Section 1031 like-kind real estate exchange and the restricted cash was used in the transaction.
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
Cash Flow Hedging Activities
The effectiveness of the cash flow hedge contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for contracts that will mature in the next twelve months total $0.1 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of October 2, 2016, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $62.7 million. These foreign currency forward contracts have maturities ranging from December 2016 to February 2018.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended October 2, 2016 and September 27, 2015 was as follows (in millions):

	Third Quarter		Nine Months
	2016	2015	2016	2015
Net gain (loss) recognized in AOCI (a)	$(1.0)	$(4.2)	$3.4	$(8.2)
Net gain (loss) reclassified from AOCI into cost of sales (a)	$(0.1)	$(2.4)	$2.9	$(5.6)
Net foreign exchange gain (loss) recognized in other income and expense (b)	$0.1	$(0.1)	$(0.2)	$0.2
a)    Effective portion, pre-tax
b)     Amount excluded from effectiveness testing
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of October 2, 2016, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	23.5	U.S. Dollars	US$	18.0
Canadian Dollars	C$	11.4	Euros		€7.8
Euros		€14.4	U.S. Dollars	US$	16.1
Great Britain Pounds		£1.4	Australian Dollars	A$	2.4
Great Britain Pounds		£41.4	U.S. Dollars	US$	54.4
Singapore Dollars	S$	1.7	U.S. Dollars	US$	1.3
U.S. Dollars	US$	0.7	Japanese Yen		¥75.0
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended October 2, 2016 was expense of $1.3 million and $0.9 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the third quarter and nine months ended September 27, 2015 was expense of $4.6 million and $7.1 million, respectively.

Fair Value of Derivative Financial Instruments
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	October 2, 2016	January 3, 2016
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.2	$—
Cash flow forward contracts	Accrued liabilities	(0.2)	(4.7)
Cash flow forward contracts	Other long-term liabilities	—	(1.3)
Total derivatives designated as hedging instruments		—	(6.0)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.4	0.2
Non-designated forward contracts	Accrued liabilities	(1.2)	(6.0)
Total derivatives not designated as hedging instruments		(0.8)	(5.8)
Total liability derivatives		$(0.8)	$(11.8)
Note 5. Earnings Per Share
Basic and diluted earnings per share were computed based on net earnings. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. The calculation of diluted earnings per share is based on the weighted average number of common shares outstanding increased by contingent dilutive shares that could be issued under:  1) various compensation plans, including the dilutive effect of stock options based on the treasury stock method, and 2) the forward contract feature of the accelerated repurchase program.
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
On January 26, 2016, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock. The 2015 and 2016 stock repurchase authorizations are expected to remain open continuously, with respect to the shares remaining thereunder, and the number of shares repurchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases are expected to be funded with cash on hand and borrowings under the Company's credit facility. No repurchases have been made under this authorization in 2016. For a further description of the Company’s stock repurchase program, please refer to Note 8 of the 2015 Form 10-K.
For the third quarter of 2016, no stock options were excluded in the computation of diluted earnings per share. For the first nine months of 2016, 336,457 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. For the third quarter and the first nine months of 2015, no stock options were excluded in the computation of diluted earnings per share.

The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2016	2015	2016	2015
Weighted average basic common shares outstanding	34.7	35.3	34.5	35.4
Effect of dilutive securities	0.9	0.8	0.9	0.8
Weighted average diluted common shares outstanding	35.6	36.1	35.4	36.2
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
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. Stock option compensation expense was $2.5 million and $8.8 million for the third quarter and first nine months of 2016, respectively. Stock option compensation expense was $2.6 million and $9.7 million for the third quarter and first nine months of 2015. Employee stock option grants are charged to expense evenly over the three year vesting period. For 2016, the Company currently expects approximately $11.5 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options. No stock options were granted in 2015.
The following assumptions were used in the valuation of stock options granted in 2016:

2016
Expected volatility	32.7%
Risk-free interest rate	1.5%
Expected life in years	7.2
Expected dividend yield	—
Weighted average fair value	$29.95

Stock option transactions for the third quarter and nine months ended October 2, 2016 are summarized as follows:

	2016
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,679,978	$67.46	2,383,870	$63.74
Granted	—	$—	520,310	$78.46
Exercised	(319,456)	$53.29	(515,426)	$51.77
Canceled	(9,128)	$84.44	(37,360)	$82.44
Ending balance	2,351,394	$69.32	2,351,394	$69.32
Options exercisable at end of period	1,693,773	$64.03	1,693,773	$64.03

Performance Share Plan and Restricted Stock Award Program
In the first quarter of 2016, the Company issued 864 shares of Teledyne common stock under the 2012 to 2014 Performance Share Plan. A maximum of 1,883 shares remain to be issued in 2017 under the plan.
The following table shows the restricted stock activity for fiscal year 2016:

Restricted stock:	Shares	Weighted average fair value per share
Balance, January 3, 2016	109,170	$83.58
Granted	47,925	$78.16
Issued	(48,891)	$75.30
Forfeited/Canceled	(152)	$64.46
Balance, October 2, 2016	108,052	$84.94

Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $235.8 million at October 2, 2016 and $239.0 million at January 3, 2016. The remainder of the inventories using the LIFO method were $110.0 million at October 2, 2016 and $91.6 million at January 3, 2016. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	October 2, 2016	January 3, 2016
Raw materials and supplies	$147.4	$139.1
Work in process	156.3	146.1
Finished goods	42.1	45.4
	345.8	330.6
Progress payments	(7.2)	(12.3)
Reduction to LIFO cost basis	(13.6)	(14.2)
Total inventories, net	$325.0	$304.1
Note 8. Supplemental Balance Sheet Information
The following table presents the balance of selected components of Teledyne’s balance sheet:

		Balance at
Balance sheet items (in millions)	Balance sheet classification	October 2, 2016	January 3, 2016
Income tax receivable	Prepaid expenses and other current assets	$1.6	$28.8
Deferred compensation assets	Other assets, net	$48.7	$47.9
Salaries and wages	Accrued liabilities	$96.5	$89.2
Customer deposits and credits	Accrued liabilities	$68.6	$37.6
Accrued pension obligation	Other long-term liabilities	$43.2	$46.7
Accrued postretirement benefits	Other long-term liabilities	$8.9	$9.6
Deferred compensation liabilities	Other long-term liabilities	$46.9	$43.9
Deferred tax liabilities	Other long-term liabilities	$44.6	$37.9

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

	Nine Months
Warranty Reserve (in millions):	2016	2015
Balance at beginning of year	$17.1	$18.5
Accruals for product warranties charged to expense	7.0	4.6
Cost of product warranty claims	(4.7)	(5.5)
Acquisitions	0.3	0.2
Balance at end of period	$19.7	$17.8
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and first nine months of 2016 was 17.2% and 24.1%, respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2015 was 21.8% and 26.4%, respectively. The third quarter of 2016 included net discrete income tax benefits of $6.6 million compared with net discrete income tax benefits of $7.4 million for the third quarter of 2015. The first nine months of 2016 included $1.5 million in net discrete income tax benefits, compared with net discrete income tax benefits of $8.5 million for the first nine months of 2015. The net discrete income tax benefit for the first nine months of 2016 includes $6.7 million in income tax expense related to the $17.9 million gain on the sale of the former operating facility. In addition, in the third quarter of 2016, Teledyne elected to adopt ASU 2016-09, which is in advance of the mandatory 2017 effective date and includes a change in accounting for income taxes associated with share-based compensation. Teledyne is required to report the impacts as though the ASU had been adopted at the beginning of its 2016 fiscal year. As a result of the early adoption, in the third quarter of 2016, Teledyne recorded a $4.0 million income tax benefit. The tax benefit related to the adoption for the first and second quarters of 2016, was $0.6 million and $1.2 million, respectively.
Excluding net discrete income tax items in both periods, and the gain and related taxes on the facility sale in 2016, the effective tax rates would have been 27.5% for the third quarter and 27.6% for the first nine months of 2016 and 33.5% for the third quarter and 30.9% for the first nine months of 2015.
Note 10. Long-Term Debt, Capital Lease and Letters of Credit

	Balance at
Long-Term Debt (in millions):	October 2, 2016	January 3, 2016
$750.0 million credit facility due December 2020, weighted average rate of 1.67% at January 3, 2016	$—	$150.5
Term loans due through March 2019, weighted average rate of 1.65% at October 2, 2016 and 1.55% at January 3, 2016	182.5	190.0
4.74% Fixed Rate Senior Notes due September 2017	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
Total debt	607.5	765.5
Less: current portion of long-term debt and debt issuance costs (a)	(114.9)	(11.4)
Total long-term debt	$492.6	$754.1
(a) Includes debt issue costs associated with the term loans and senior notes of $1.2 million at October 2, 2016 and $1.4 million at January 3, 2016.

Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $738.8 million at October 2, 2016. The credit agreements require the Company to comply with various financial and operating covenants and at October 2, 2016, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at October 2, 2016 and January 3, 2016, approximated the carrying value.
At October 2, 2016, the Company had $6.7 million in capital leases, of which $0.9 million is current. At January 3, 2016, the Company had $8.6 million in capital leases, of which $1.2 million was current. At October 2, 2016, Teledyne had $12.1 million in outstanding letters of credit.
Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 3, 2016, included in the 2015 Form 10-K.
At October 2, 2016, the Company’s reserves for environmental remediation obligations totaled $7.8 million, of which $4.6 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 12. Pension Plans and Postretirement Benefits
In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. For the domestic pension plan, the discount rate increased to 4.91 percent in 2016 compared with a 4.5 percent discount rate used in 2015. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.5 million and $10.4 million for the third quarter and first nine months of 2016, respectively. Pension expense allocated to contracts pursuant to CAS was $3.4 million and $10.3 million for the third quarter and first nine months of 2015, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic pension plan in 2016 or 2015. No cash pension contributions are planned for 2016 for the domestic pension plan.

	Third Quarter		Nine Months
Net periodic pension benefit (income) expense (in millions):	2016	2015	2016	2015
Service cost — benefits earned during the period	$2.8	$3.3	$8.4	$10.0
Interest cost on benefit obligation	10.2	9.9	30.4	29.6
Expected return on plan assets	(18.8)	(19.2)	(56.3)	(57.5)
Amortization of prior service cost	(1.5)	(1.5)	(4.5)	(4.5)
Amortization of net actuarial loss	6.8	8.5	20.4	25.5
Pension plan curtailment	—	—	—	(1.2)
Net periodic pension (income) expense	$(0.5)	$1.0	$(1.6)	$1.9

Teledyne sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

	Third Quarter		Nine Months
Net periodic postretirement benefits expense (in millions):	2016	2015	2016	2015
Interest cost on benefit obligation	$0.1	$0.1	$0.4	$0.4
Amortization of net actuarial gain	(0.1)	—	(0.3)	(0.1)
Net periodic postretirement expense	$—	$0.1	$0.1	$0.3
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

The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Year to Date	First Quarter	Second Quarter	Third Quarter	Year to Date
Instrumentation	$0.6	$8.1	$0.9	$9.6	$0.1	$1.3	$1.3	$2.7
Digital Imaging	0.1	1.7	0.2	2.0	0.4	0.3	1.4	2.1
Aerospace and Defense Electronics	0.4	0.4	0.3	1.1	0.2	0.5	0.4	1.1
Total	$1.1	$10.2	$1.4	$12.7	$0.7	$2.1	$3.1	$5.9

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Year to Date	First Quarter	Second Quarter	Third Quarter	Year to Date
Severance	$0.8	$5.8	$1.0	$7.6	$0.7	$2.1	$3.1	$5.9
Facility consolidations	0.3	4.4	0.4	5.1	—	—	—	—
Total	$1.1	$10.2	$1.4	$12.7	$0.7	$2.1	$3.1	$5.9

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Year to Date	First Quarter	Second Quarter	Third Quarter	Year to Date
Cost of sales	$0.6	$4.6	$1.0	$6.2	$0.4	$0.9	$1.3	$2.6
Selling, general and administrative expenses	0.5	5.6	0.4	6.5	0.3	1.2	1.8	3.3
Total	$1.1	$10.2	$1.4	$12.7	$0.7	$2.1	$3.1	$5.9

At October 2, 2016, Teledyne had a liability of $2.4 million included in other current liabilities related to these charges. The second quarter of 2015 also included the reversal of similar reserves of $1.7 million that were no longer needed.

The following table presents Teledyne’s segment disclosures (dollars in millions).

	Third Quarter		%	Nine Months		%
	2016	2015	Change	2016	2015	Change
Net sales(a):
Instrumentation	$208.3	$243.2	(14.4)%	$652.1	$784.8	(16.9)%
Digital Imaging	98.5	95.7	2.9%	287.8	276.9	3.9%
Aerospace and Defense Electronics	153.5	147.6	4.0%	454.0	428.2	6.0%
Engineered Systems	66.5	65.2	2.0%	193.0	196.9	(2.0)%
Total net sales	$526.8	$551.7	(4.5)%	$1,586.9	$1,686.8	(5.9)%
Operating income:
Instrumentation	$28.1	$38.6	(27.2)%	$79.6	$126.4	(37.0)%
Digital Imaging	11.7	10.4	12.5%	30.6	28.5	7.4%
Aerospace and Defense Electronics	33.2	25.8	28.7%	86.1	66.3	29.9%
Engineered Systems	8.6	5.9	45.8%	22.2	17.4	27.6%
Corporate expense	(11.1)	(8.9)	24.7%	(32.7)	(30.1)	8.6%
Operating income	$70.5	$71.8	(1.8)%	$185.8	$208.5	(10.9)%

(a)
Net sales excludes inter-segment sales of $4.2 million and $16.2 million for the third quarter and nine months ended October 2, 2016, respectively, and $4.8 million and $14.7 million for the third quarter and nine months ended September 27, 2015, respectively.

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
The following tables provide a summary of the net sales by product line for the Instrumentation segment and the Engineered Systems segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2016	2015	2016	2015
Marine Instrumentation	$97.6	$136.5	$314.3	$457.8
Environmental Instrumentation	63.8	67.4	200.4	202.8
Test and Measurement Instrumentation	46.9	39.3	137.4	124.2
Total	$208.3	$243.2	$652.1	$784.8

	Third Quarter		Nine Months
Engineered Systems	2016	2015	2016	2015
Engineered Products and Services	$51.3	$53.1	$153.6	$155.7
Turbine Engines	4.3	4.1	12.7	13.7
Energy Systems	10.9	8.0	26.7	27.5
Total	$66.5	$65.2	$193.0	$196.9

Note 14. Discontinued Operations
In the third quarter of 2016, Teledyne completed the disposition of the net assets of its PCT business for $9.3 million in cash, resulting in no gain or loss. The sale represented a disposition of a component that was outside the Company’s current strategy and met the criteria to be classified as held for sale in the second quarter. As such, the PCT component met the criteria to be classified within discontinued operations during the second quarter of 2016. Prior to being classified within discontinued operations, PCT was included in the Aerospace and Defense Electronics segment. In connection with the sale, the Company entered into a transition services agreement, effective July 8, 2016, to provide certain services to facilitate the orderly transfer of the business operations to the buyer, with the transition services agreement expected to continue through the first quarter of 2017.

The following are PCT’s results for the third quarter and first nine months of 2016 and 2015 (in millions):

	Third Quarter		Nine Months
	2016	2015	2016	2015

Net sales	$—	$3.7	$10.1	$11.3

Operating loss	$(1.7)	$(2.3)	$(2.6)	$(2.8)
Tax benefit	(0.6)	(0.8)	(1.0)	(1.0)
Loss from discontinued operations	$(1.1)	$(1.5)	$(1.6)	$(1.8)

As of January 3, 2016, the operating assets and liabilities of the PCT business were reclassified as assets and liabilities held for sale on the balance sheet. The following is a summary of the assets and liabilities for the discontinued operation at January 3, 2016 (in millions):

January 3, 2016
Accounts receivable, net	$4.4
Inventories, net	5.1
Prepaid expenses	0.1
Property and equipment, net	2.5
Assets held for sale	$12.1

Accounts payable	$2.4
Accrued liabilities	0.4
Liabilities held for sale	$2.8

Note 15. Subsequent Event
In the fourth quarter of 2016, Teledyne Instruments, Inc. acquired the assets of IN USA, Inc. (“IN USA”). IN USA, headquartered in Norwood, Massachusetts, manufactures a range of ozone generators, ozone analyzers and other gas monitoring instruments utilizing ultraviolet and infrared based technologies.

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
During 2016, as part of a continuing effort to reduce costs and improve operating performance we took actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. In connection with these efforts, in the first nine months of 2016, we incurred pretax charges totaling $12.7 million for severance and facility consolidation expense. The charges were comprised of $7.6 million in severance related expenses and $5.1 million in facility closure and relocation expenses. The first nine months of 2016 also included $1.0 million in asset impairment expense. While substantially all of these actions have been completed, Teledyne will continue to incur severance and facility consolidation expenses during the remainder of 2016. We incurred $5.9 million of severance related expenses in the first nine months of 2015, partially offset by the reversal of reserves of $1.7 million that were no longer needed. In addition, in the second quarter of 2016, we completed the sale of a former operating facility located in California as those operations were consolidated with another facility. The pretax gain on this sale was $17.9 million and is included in other income. In the first nine months of 2015, other income included a second quarter gain on a legal settlement of $3.0 million. Also in the first nine months of 2016, we completed the acquisitions of two test and measurement instrumentation companies and one imaging software company.
In connection with our strategy, in the third quarter of 2016, Teledyne completed the disposition of the net assets of its Printed Circuit Technology (“PCT”) business for $9.3 million in cash. The sale represented a disposition of a component that was outside the Company’s current strategy and met the criteria to be classified as held for sale in the second quarter. As such, the PCT component met the criteria to be classified within discontinued operations during the second quarter of 2016. Prior to being classified within discontinued operations, PCT was included in the Aerospace and Defense Electronics segment. In connection with the sale, the Company entered into a transition services agreement, effective July 8, 2016, to provide certain administrative services to facilitate the orderly transfer of the business operations to the buyer, with the transition services agreement expected to continue through the first quarter of 2017.
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any entity in any interim or annual period. Teledyne elected to adopt early this ASU in the third quarter of 2016, therefore Teledyne is required to report the material impacts of this standard as though the ASU had been adopted at the beginning of the fiscal year. Accordingly, Teledyne recognized additional income tax benefits as an increase to net income of $4.0 million and $5.8 million during the third quarter and nine months ended October 2, 2016. The adjustments for the third quarter included only the quarterly impacts, whereas the adjustments for the first nine months of 2016 include the first and second quarter additional income tax benefits of $0.6 million and $1.2 million, respectively and the immaterial impact for reclassification of amounts from financing activities to operating activities in the condensed consolidated statement of cash flows. Teledyne has elected to record forfeitures as they occur, which did not have a material impact on the condensed consolidated financial results. The new guidance did not impact any periods prior our 2016 fiscal year, as the changes were applied on a prospective basis.

Our Recent Acquisitions
On May 3, 2016, Teledyne DALSA, Inc., a Canadian-based subsidiary, acquired the assets and business of CARIS, Inc. (“CARIS”) for an initial cash payment of $26.6 million, net of cash acquired. Teledyne received a $0.4 million purchase price adjustment in the fourth quarter of 2016. Based in Fredericton, New Brunswick, Canada, CARIS is a leading developer of geospatial software designed for the hydrographic and marine community and is part of the Digital Imaging segment.
On April 15, 2016, Teledyne LeCroy, Inc., a U.S.-based subsidiary, acquired assets of Quantum Data, Inc. (“Quantum Data”) for $17.3 million in cash. Based in Elgin, Illinois, Quantum Data provides electronic test and measurement instrumentation and is a market leader in video protocol analysis test tools. On April 6, 2016, Teledyne LeCroy, Inc. also acquired Frontline Test Equipment, Inc. (“Frontline”) for $13.7 million in cash. Based in Charlottesville, Virginia, Frontline provides electronic test and measurement instrumentation and is a market leader in wireless protocol analysis test tools. Quantum Data and Frontline are part of the Instrumentation segment.
Teledyne spent $66.7 million on acquisitions and other investments in 2015, of which $63.7 million was spent in the first nine months of 2015. In June 2015, Teledyne DALSA BV, a Netherlands-based subsidiary, acquired Industrial Control Machines SA. In April 2015, Teledyne DALSA, Inc. acquired the remaining 49% noncontrolling interest in the parent company of Optech Incorporated. On February 2015, Teledyne acquired Bowtech Products Limited through a U.K.-based subsidiary. Also in 2016 and 2015, Teledyne made additional investments in Ocean Aero, Inc.
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
Results of Operations

	Third Quarter		Nine Months
(in millions)	2016	2015	2016	2015
Net sales	$526.8	$551.7	$1,586.9	$1,686.8
Costs and expenses
Cost of sales	317.0	340.3	968.8	1,036.9
Selling, general and administrative expenses	139.3	139.6	432.3	441.4
Total costs and expenses	456.3	479.9	1,401.1	1,478.3
Operating income	70.5	71.8	185.8	208.5
Interest expense, net	(5.6)	(6.0)	(17.2)	(17.9)
Other income/(expense), net	(0.7)	(2.1)	15.2	2.1
Income before income taxes	64.2	63.7	183.8	192.7
Provision for income taxes	11.1	13.9	44.3	50.9
Net income from continuing operations	53.1	49.8	139.5	141.8
Loss from discontinued operations, net of income taxes	(1.1)	(1.5)	(1.6)	(1.8)
Net income	52.0	48.3	137.9	140.0
Noncontrolling interest	—	—	—	0.3
Net income attributable to Teledyne	$52.0	$48.3	$137.9	$140.3

	Third Quarter		%	Nine Months		%
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Net sales(a):
Instrumentation	$208.3	$243.2	(14.4)%	$652.1	$784.8	(16.9)%
Digital Imaging	98.5	95.7	2.9%	287.8	276.9	3.9%
Aerospace and Defense Electronics	153.5	147.6	4.0%	454.0	428.2	6.0%
Engineered Systems	66.5	65.2	2.0%	193.0	196.9	(2.0)%
Total net sales	$526.8	$551.7	(4.5)%	$1,586.9	$1,686.8	(5.9)%
Operating income:
Instrumentation	$28.1	$38.6	(27.2)%	$79.6	$126.4	(37.0)%
Digital Imaging	11.7	10.4	12.5%	30.6	28.5	7.4%
Aerospace and Defense Electronics	33.2	25.8	28.7%	86.1	66.3	29.9%
Engineered Systems	8.6	5.9	45.8%	22.2	17.4	27.6%
Corporate expense	(11.1)	(8.9)	24.7%	(32.7)	(30.1)	8.6%
Total operating income	$70.5	$71.8	(1.8)%	$185.8	$208.5	(10.9)%
(a) Net sales excludes inter-segment sales of $4.2 million and $16.2 million for the third quarter and nine months ended October 2, 2016, respectively, and $4.8 million and $14.7 million for the third quarter and nine months ended September 27, 2015, respectively.
The table below presents sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(Dollars in millions)	2016	2015	2016	2015
Instrumentation
Sales	$208.3	$243.2	$652.1	$784.8
Cost of sales	$116.1	$137.3	$364.3	$438.8
Cost of sales % of sales	55.7%	56.5%	55.9%	55.9%
Digital Imaging
Sales	$98.5	$95.7	$287.8	$276.9
Cost of sales	$57.5	$56.5	$174.0	$165.5
Cost of sales % of sales	58.4%	59.0%	60.5%	59.8%
Aerospace and Defense Electronics
Sales	$153.5	$147.6	$454.0	$428.2
Cost of sales	$90.6	$92.5	$275.0	$269.4
Cost of sales % of sales	59.0%	62.6%	60.5%	62.9%
Engineered Systems
Sales	$66.5	$65.2	$193.0	$196.9
Costs of sales	$52.8	$54.0	$155.5	$163.2
Cost of sales % of sales	79.4%	82.9%	80.6%	82.9%
Total Company
Sales	$526.8	$551.7	$1,586.9	$1,686.8
Costs of sales	$317.0	$340.3	$968.8	$1,036.9
Cost of sales % of sales	60.2%	61.7%	61.1%	61.4%

Third quarter of 2016 compared with the third quarter of 2015
Our third quarter 2016 sales were $526.8 million, compared with sales of $551.7 million for the third quarter of 2015, a decrease of 4.5%. Net income from continuing operations was $53.1 million for the third quarter of 2016, compared with $49.8 million for the third quarter of 2015, an increase of 6.6%. Net income from continuing operations per diluted share was $1.49 for the third quarter of 2016, compared with net income from continuing operations per diluted share of $1.38 for the third quarter of 2015. Net income attributable to Teledyne was $52.0 million ($1.46 per diluted share) for the third quarter of 2016, compared with net income attributable to Teledyne of $48.3 million ($1.34 per diluted share) for the third quarter of 2015, an increase of 7.7%.
Sales
The third quarter of 2016 sales, compared with the third quarter of 2015 sales, reflected lower sales in the Instrumentation segment, partially offset by higher sales in each of the other three segments. Third quarter 2016 sales included $7.7 million from recent acquisitions.
Cost of Sales
Cost of sales decreased $23.3 million in the third quarter of 2016, compared with the third quarter of 2015, which primarily reflected the impact of lower sales. Cost of sales as a percentage of sales for the third quarter of 2016 decreased to 60.2% from 61.7% for the third quarter of 2015.
Certain contracts are accounted for under the percentage of completion (“POC”) method and related contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method, in the third quarter of 2016 and 2015, were $7.9 million and $7.0 million of favorable operating income and $8.8 million and $10.1 million of unfavorable operating income, respectively. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased $0.3 million in the third quarter of 2016, compared with the third quarter of 2015. Selling, general and administrative expenses for the third quarter of 2016, as a percentage of sales increased to 26.4% compared with 25.3% for the third quarter of 2015. Corporate expense was $11.1 million for the third quarter of 2016, compared with $8.9 million for the third quarter of 2015 and reflected higher compensation and professional fees expense. In the third quarter of 2016 and 2015, we recorded a total of $2.5 million and $2.6 million, respectively, in stock option compensation expense.
Pension Income/Expense
Pension income or expense is included in both cost of sales and selling general and administrative expense. The third quarter of 2016 included pension income of $0.5 million, compared with pension expense of $1.0 million in the third quarter of 2015. For 2016, the discount rate used to determine the benefit obligation for the domestic plan was 4.91 percent compared with 4.5 percent in 2015. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.5 million for the third quarter of 2016 and was $3.4 million for the third quarter of 2015. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income was $70.5 million for the third quarter of 2016, compared with $71.8 million for the third quarter of 2015, a decrease of 1.8%. The third quarter of 2016, compared with the third quarter of 2015, reflected lower operating income in the Instrumentation segment, partially offset by higher operating income in each of the other three segments.
Interest Expense and Other Income/Expense
Interest expense, net of interest income, was $5.6 million for the third quarter of 2016, compared with $6.0 million for the third quarter of 2015. Other income and expense was expense of $0.7 million for the third quarter of 2016, compared with $2.1 million of expense for the third quarter of 2015.

Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon estimates of annual income, permanent items, statutory tax rates and planned tax strategies in the various jurisdictions in which we operate except that certain loss jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately. The Company’s effective income tax rate for the third quarter of 2016 was 17.2%, compared with 21.8% for the third quarter of 2015.
The third quarter of 2016 reflected $6.6 million in net discrete income tax benefits, which included a $4.0 million income tax benefit related to the adoption of ASU 2016-09. The third quarter of 2015 reflected $7.4 million in net discrete income tax benefits. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 27.5% for third quarter of 2016 and 33.5% for the third quarter of 2015. The Company’s effective tax rate for fiscal year 2016 is expected to be 27.6%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.

First nine months of 2016 compared with the first nine months of 2015
Our first nine months of 2016 sales were $1,586.9 million, compared with sales from of $1,686.8 million for the first nine months of 2015, a decrease of 5.9%. Net income from continuing operations was $139.5 million for the first nine months of 2016, compared with net income from continuing operations of $141.8 million for the first nine months of 2015, a decrease of 1.6%. Net income from continuing operations per diluted share was $3.94 for the first nine months of 2016, compared with net income from continuing operations per diluted share of $3.93 for the first nine months of 2015. Net income attributable to Teledyne was $137.9 million ($3.90 per diluted share) for the first nine months of 2016, compared with net income attributable to Teledyne of $140.3 million ($3.88 per diluted share) for the first nine months of 2015, a decrease of 1.7%.

Sales
The first nine months of 2016 sales, compared with the first nine months of 2015 sales, reflected lower sales in the Instrumentation and Engineered Systems segments, partially offset by higher sales in the Aerospace and Defense and Electronics and Digital Imaging segments. The first nine months of 2016 sales included the impact of acquisitions. Incremental revenue in the first nine months of 2016 from recent acquisitions was $15.2 million.

Cost of Sales
Cost of sales decreased $68.1 million in the first nine months of 2016, compared with the first nine months of 2015, which primarily reflected the impact of lower sales, partially offset by higher severance and facility consolidation expenses. Cost of sales as a percentage of sales for the first nine months of 2016 decreased slightly to 61.1% from 61.4%, compared with the first nine months of 2015. The aggregate effects of changes in estimates on contracts accounted for under the POC accounting method, in the first nine months of 2016 and 2015, were $21.0 million and $19.3 million of favorable operating income and $22.7 million and $33.3 million of unfavorable operating income, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased
$9.1 million in the first nine months of 2016, compared with the first nine months of 2015, and reflected the impact of lower sales, partially offset by higher severance and facility consolidation expenses. Selling, general and administrative expenses for the first nine months of 2016, as a percentage of sales, was 27.2%, compared with 26.2% for first nine months of 2015, and reflected the impact of higher severance and facility consolidation expenses. Corporate expense was $32.7 million for the first nine months of 2016, compared with $30.1 million for the first nine months of 2015. In the first nine months of 2016 and 2015, we recorded a total of $8.8 million and $9.7 million, respectively, in stock option compensation expense.

Pension Income/Expense
The first nine months of 2016 included pension income of $1.6 million, compared with pension expense of $1.9 million in the first nine months of 2015. In the first quarter of 2015, Teledyne froze the non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million in the first quarter of 2015. Pension expense allocated to contracts pursuant to CAS was $10.4 million for the first nine months of 2016 and $10.3 million for the first nine months of 2015.

Operating Income
Operating income was $185.8 million for the first nine months of 2016, compared with $208.5 million for the first nine months of 2015, a decrease of 10.9%. The first nine months of 2016, compared with the first nine months of 2015, reflected lower operating income in the Instrumentation segment, partially offset by higher operating income in each of the other three segments. The incremental operating loss included in the results for the first nine months of 2016 from recent acquisitions was $1.9 million which included $1.1 million in additional intangible asset amortization expense.

Interest Expense and Other Income/Expense
Interest expense, net of interest income, was $17.2 million for the first nine months of 2016, compared with $17.9 million for the first nine months of 2015. Other income was $15.2 million for the first nine months of 2016, compared with $2.1 million for the first nine months of 2015. Other income for the first nine months of 2016 included a gain of $17.9 million on the sale of a former operating facility in California. Other income for the first nine months of 2015 included a gain on a legal settlement of $3.0 million.

Income Taxes
The Company’s effective income tax rate for the first nine months of 2016 was 24.1% compared with 26.4% for the first nine months of 2015. The first nine months of 2016 reflected $1.5 million in net discrete income tax benefits. The net discrete income tax benefits of $1.5 million, includes $6.7 million in income tax expense related to the $17.9 million gain on the sale of the operating facility and a $5.8 million income tax benefit related to the adoption of ASU 2016-09. The first nine months of 2015 reflected $8.5 million in net discrete income tax benefits. Excluding the net discrete income tax benefits in both periods, and the gain and related taxes on the facility sale in 2016, the effective tax rates would have been 27.6% for the first nine months of 2016 and 30.9% for the first nine months of 2015.

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
The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Year to Date	First Quarter	Second Quarter	Third Quarter	Year to Date
Instrumentation	$0.6	$8.1	$0.9	$9.6	$0.1	$1.3	$1.3	$2.7
Digital Imaging	0.1	1.7	0.2	2.0	0.4	0.3	1.4	2.1
Aerospace and Defense Electronics	0.4	0.4	0.3	1.1	0.2	0.5	0.4	1.1
Total	$1.1	$10.2	$1.4	$12.7	$0.7	$2.1	$3.1	$5.9

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Year to Date	First Quarter	Second Quarter	Third Quarter	Year to Date
Severance	$0.8	$5.8	$1.0	$7.6	$0.7	$2.1	$3.1	$5.9
Facility consolidations	0.3	4.4	0.4	5.1	—	—	—	—
Total	$1.1	$10.2	$1.4	$12.7	$0.7	$2.1	$3.1	$5.9

	2016				2015
	First Quarter	Second Quarter	Third Quarter	Year to Date	First Quarter	Second Quarter	Third Quarter	Year to Date
Costs of sales	$0.6	$4.6	$1.0	$6.2	$0.4	$0.9	$1.3	$2.6
Selling, general and administrative expenses	0.5	5.6	0.4	6.5	0.3	1.2	1.8	3.3
Total	$1.1	$10.2	$1.4	$12.7	$0.7	$2.1	$3.1	$5.9
At October 2, 2016, Teledyne had a liability of $2.4 million included in other current liabilities related to these charges. The second quarter of 2015 also included the reversal of similar reserves of $1.7 million that were no longer needed.

Instrumentation

	Third Quarter		Nine Months
(Dollars in millions)	2016	2015	2016	2015
Sales	$208.3	$243.2	$652.1	$784.8
Cost of sales	$116.1	$137.3	$364.3	$438.8
Selling, general and administrative expenses	$64.1	$67.3	$208.2	$219.6
Operating income	$28.1	$38.6	$79.6	$126.4
Cost of sales % of sales	55.7%	56.5%	55.9%	55.9%
Selling, general and administrative expenses % of sales	30.8%	27.6%	31.9%	28.0%
Operating income % of sales	13.5%	15.9%	12.2%	16.1%
Third quarter of 2016 compared with the third quarter of 2015
The Instrumentation segment’s third quarter 2016 sales were $208.3 million, compared with $243.2 million in the third quarter of 2015, a decrease of 14.4%. Operating income for the third quarter of 2016 was $28.1 million, compared with operating income of $38.6 million in the third quarter of 2015, a decrease of 27.2%.
The third quarter of 2016 sales decrease primarily resulted from lower sales of marine and environmental instrumentation partially offset by increased sales of test and measurement instrumentation. Sales for marine instrumentation decreased $38.9 million and primarily reflected lower sales of interconnect systems and other marine sensors for energy exploration and production, as a result of weak energy markets, partially offset by higher sales of interconnects and marine systems for U.S. Government applications. Sales of test and measurement instrumentation increased $7.6 million and included $4.7 million in incremental sales from recent acquisitions. Sales of environmental instrumentation decreased $3.6 million. The decrease in operating income is primarily due to the impact of lower sales and lower margins for marine instrumentation.
The third quarter of 2016 cost of sales decreased $21.2 million, compared with the third quarter of 2015, and primarily reflected the impact of lower sales. The cost of sales percentage for the third quarter of 2016 decreased to 55.7% from 56.5% for the third quarter of 2015. Third quarter 2016 selling, general and administrative expenses, including research and development expense, decreased $3.2 million, compared with the third quarter of 2015 and reflected the impact of lower sales. The selling, general and administrative expense percentage increased to 30.8% in the third quarter of 2016 from 27.6% in the third quarter of 2015 and reflected the impact of lower sales while certain fixed costs decreased slightly.
First nine months of 2016 compared with the first nine months of 2015

The Instrumentation segment’s first nine months 2016 sales were $652.1 million, compared with $784.8 million in the first nine months of 2015, a decrease of 16.9%. Operating income for the first nine months of 2016 was $79.6 million, compared with operating income of $126.4 million in the first nine months of 2015, a decrease of 37.0%.
The first nine months of 2016 sales decrease primarily resulted from lower sales of marine instrumentation partially offset by increased sales of test and measurement instrumentation. Sales for marine instrumentation decreased $143.5 million and primarily reflected lower sales of interconnect systems and other marine sensors for energy exploration and production, as a result of weak energy markets, partially offset by higher sales of interconnects and marine systems for U.S. Government applications. Sales of test and measurement instrumentation increased $13.2 million and included $10.3 million in incremental sales from recent acquisitions. Sales of environmental instrumentation decreased $2.4 million, or 1.2%.
The decrease in operating income primarily reflected the impact of lower sales and also reflected $6.8 million in higher severance and facility consolidation costs and also included $0.6 million in asset impairment costs compared with the first nine months of 2015.
The first nine months of 2016 cost of sales decreased $74.5 million, compared with the first nine months of 2015, and primarily reflected the impact of lower sales, partially offset by higher severance and facility consolidation expenses. The cost of sales percentage remained at 55.9%. The first nine months of 2016 selling, general and administrative expenses, including research and development expense, decreased $11.4 million, compared with the first nine months of 2015 and reflected the impact of lower sales, partially offset by higher severance and facility consolidation costs and asset impairment expenses. The selling, general and administrative expense percentage increased to 31.9% in the first nine months of 2016 from 28.0% in the first nine months of 2015 and reflected the impact of lower sales while certain fixed costs decreased slightly.

Digital Imaging

	Third Quarter		Nine Months
(Dollars in millions)	2016	2015	2016	2015
Sales	$98.5	$95.7	$287.8	$276.9
Cost of sales	$57.5	$56.5	$174.0	$165.5
Selling, general and administrative expenses	$29.3	$28.8	$83.2	$82.9
Operating income	$11.7	$10.4	$30.6	$28.5
Cost of sales % of sales	58.4%	59.0%	60.5%	59.8%
Selling, general and administrative expenses % of sales	29.7%	30.1%	28.9%	29.9%
Operating income % of sales	11.9%	10.9%	10.6%	10.3%
Third quarter of 2016 compared with the third quarter of 2015
The Digital Imaging segment’s third quarter 2016 sales were $98.5 million, compared with $95.7 million in the third quarter of 2015, an increase of 2.9%. Operating income was $11.7 million for the third quarter of 2016, compared with operating income of $10.4 million in the third quarter of 2015, an increase of 12.5%.
The third quarter of 2016 sales primarily reflected higher sales of machine vision cameras for semiconductor and industrial applications, micro electro-mechanical systems (“MEMS”) and geospatial software. The third quarter of 2016 sales included $3.0 million in incremental sales from a recent acquisition.
The increase in operating income in 2016 primarily reflected the impact of higher sales, favorable product mix and $1.2 million in lower severance and facility consolidation costs, compared with the third quarter of 2015.
The third quarter of 2016 cost of sales increased $1.0 million, compared with the third quarter of 2015 and primarily reflected the impact of higher sales. The cost of sales percentage for the third quarter of 2016 decreased slightly to 58.4%, compared with 59.0% for the third quarter of 2015. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased slightly to $29.3 million in 2016, from $28.8 million in 2015 and included $0.4 million in asset impairment expense in 2016. The selling, general and administrative expense percentage decreased to 29.7% in the third quarter of 2016 from 30.1% in the third quarter of 2015.
First nine months of 2016 compared with the first nine months of 2015

The Digital Imaging segment’s first nine months of 2016 sales were $287.8 million, compared with $276.9 million in the first nine months of 2015, an increase of 3.9%. Operating income was $30.6 million for the first nine months of 2016, compared with operating income of $28.5 million in the first nine months of 2015, an increase of 7.4%.
The first nine months of 2016 sales primarily reflected higher sales of sensors and systems for life sciences and industrial X-ray applications, MEMS and geospatial software. The first nine months of 2016 sales included $6.9 million in incremental sales from recent acquisitions.
The increase in operating income in 2016 reflected the impact of higher sales and favorable product mix. The incremental operating loss included in the results for the first nine months of 2016 from recent acquisitions was $1.5 million, which included $0.6 million in additional intangible asset amortization expense.
The first nine months of 2016 cost of sales increased $8.5 million, compared with the first nine months of 2015 and primarily reflected the impact of higher sales. The cost of sales percentage in 2016 increased slightly to 60.5% compared with 59.8% in the first nine months of 2015 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased slightly to $83.2 million in the first nine months of 2016, from $82.9 million in first nine months of 2015. The selling, general and administrative expense percentage decreased to 28.9% in the first nine months of 2016 from 29.9% in the first nine months of 2015.

Aerospace and Defense Electronics

	Third Quarter		Nine Months
(Dollars in millions)	2016	2015	2016	2015
Sales	$153.5	$147.6	$454.0	$428.2
Cost of sales	$90.6	$92.5	$275.0	$269.4
Selling, general and administrative expenses	$29.7	$29.3	$92.9	$92.5
Operating income	$33.2	$25.8	$86.1	$66.3
Cost of sales % of sales	59.0%	62.6%	60.5%	62.9%
Selling, general and administrative expenses % of sales	19.4%	19.9%	20.5%	21.6%
Operating income % of sales	21.6%	17.5%	19.0%	15.5%
Third quarter of 2016 compared with the third quarter of 2015
The Aerospace and Defense Electronics segment’s third quarter 2016 sales were $153.5 million, compared with $147.6 million in the third quarter of 2015, an increase of 4.0%. Operating income was $33.2 million for the third quarter of 2016, compared with operating income of $25.8 million in the third quarter of 2015, an increase of 28.7%.
The third quarter of 2016 sales reflected $10.2 million of higher sales of avionics products and electronic relays, partially offset by $2.7 million of lower sales of microwave and interconnect systems and $1.6 million of lower sales of electronic manufacturing services products. Operating income in the third quarter of 2016 reflected the impact of higher sales, as well as overall improved margins, favorable product mix and higher pension income of $0.7 million.
The third quarter of 2016 cost of sales decreased $1.9 million, compared with the third quarter of 2015 and reflected favorable product mix. Cost of sales as a percentage of sales for the third quarter of 2016 decreased to 59.0% from 62.6% in the third quarter of 2015 and reflected favorable product mix. Selling, general and administrative expenses, including research and development and bid and proposal expense increased slightly to $29.7 million in the third quarter of 2016, compared with the $29.3 million in the third quarter of 2015. The selling, general and administrative expense percentage decreased to 19.4% in the third quarter of 2016, compared with 19.9% in the third quarter of 2015.

First nine months of 2016 compared with the first nine months of 2015

The Aerospace and Defense Electronics segment’s first nine months of 2016 sales were $454.0 million, compared with $428.2 million in the first nine months of 2015, an increase of 6.0%. Operating income was $86.1 million for the first nine months of 2016, compared with operating income of $66.3 million in the first nine months of 2015, an increase of 29.9%.
The first nine months of 2016 sales increase reflected higher sales of $21.4 million from avionics products and electronic relays and $5.5 million from microwave and interconnect systems, partially offset by lower sales of $1.1 million from electronic manufacturing services products. Operating income in the first nine months of 2016 reflected the impact of higher sales, as well as overall improved margins. Operating income for the first nine months of 2016 also reflected higher pension income of $1.6 million. Operating income for the first nine months of 2015 reflected the reversal of facility and consolidation reserves of $1.7 million that were no longer needed.
The first nine months of 2016 cost of sales increased $5.6 million, compared with the first nine months of 2015, and primarily reflected the impact of higher sales, partially offset by favorable product mix and higher pension income. Cost of sales as a percentage of sales for the first nine months of 2016 decreased to 60.5% from 62.9% in the first nine months of 2015 and reflected the impact of favorable product mix and higher pension income. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased slightly to $92.9 million, compared with $92.5 million for the first nine months of 2015. The selling, general and administrative expense percentage decreased to 20.5% in the first nine months of 2016, compared with 21.6% in the first nine months of 2015.

Engineered Systems

	Third Quarter		Nine Months
(Dollars in millions)	2016	2015	2016	2015
Sales	$66.5	$65.2	$193.0	$196.9
Cost of sales	$52.8	$54.0	$155.5	$163.2
Selling, general and administrative expenses	$5.1	$5.3	$15.3	$16.3
Operating income	$8.6	$5.9	$22.2	$17.4
Cost of sales % of sales	79.4%	82.9%	80.6%	82.9%
Selling, general and administrative expenses % of sales	7.7%	8.1%	7.9%	8.3%
Operating income % of sales	12.9%	9.0%	11.5%	8.8%
Third quarter of 2016 compared with the third quarter of 2015
The Engineered Systems segment’s third quarter 2016 sales were $66.5 million, compared with $65.2 million in the third quarter of 2015, an increase of 2.0%. Operating income was $8.6 million for the third quarter of 2016, compared with operating income of $5.9 million in the third quarter of 2015, an increase of 45.8%.
The third quarter of 2016 sales reflected $2.9 million higher sales of energy systems products, partially offset by $1.8 million of lower sales of engineered products and services. Turbine engine sales increased $0.2 million. The higher energy systems sales reflected increased sales of commercial hydrogen generators, as well as government energy systems. The lower sales of engineered products and services primarily resulted from decreased sales of space and missile defense programs. Operating income in the third quarter of 2016 reflected improved margins for engineered products and services and higher pension income of $0.6 million.
The third quarter of 2016 cost of sales decreased $1.2 million, compared with the third quarter of 2015 and reflected product mix differences and higher pension income. Cost of sales as a percentage of sales for the third quarter of 2016 decreased to 79.4% from 82.9% in the third quarter of 2015 and reflected product mix differences and higher pension income. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased slightly to $5.1 million for the third quarter of 2016, compared with $5.3 million for the third quarter of 2015. The selling, general and administrative expense percentage decreased to 7.7% for the third quarter of 2016 compared with 8.1% for the third quarter of 2015.
First nine months of 2016 compared with the first nine months of 2015

The Engineered Systems segment’s first nine months of 2016 sales were $193.0 million, compared with $196.9 million in the first nine months of 2015, a decrease of 2.0%. Operating income was $22.2 million for the first nine months of 2016, compared with operating income of $17.4 million in the first nine months of 2015, an increase of 27.6%.
The first nine months of 2016 sales reflected lower sales of engineered products and services of $2.1 million, lower sales of lower turbine engine sales of $1.0 million and lower energy systems products of $0.8 million. Operating income in the first nine months of 2016 reflected improved margins for engineered products and services and higher pension income of $1.9 million, partially offset by the impact of lower sales.
The first nine months of 2016 cost of sales decreased $7.7 million, compared with the first nine months of 2015, and reflected the impact of lower sales, product mix differences and higher pension income. Cost of sales as a percentage of sales for the first nine months of 2016 decreased to 80.6% from 82.9% in the first nine months of 2015 and reflected the impact of product mix differences and higher pension income. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $15.3 million for the first nine months of 2016, compared with $16.3 million for the first nine months of 2015. The selling, general and administrative expense percentage decreased to 7.9% for the first nine months of 2016 compared with 8.3% for the first nine months of 2015.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities from continuing operations was $252.3 million for the first nine months of 2016, compared with net cash provided by operating activities from continuing operations of $146.4 million for the first nine months of 2015. The higher cash provided by operating activities from continuing operations in the first nine months of 2016 reflected lower annual bonus and regular payroll payments, $36.6 million in lower income tax payments and higher customer advanced payments, partially offset by higher payments for severance, facility closure and relocation costs and lower operating income. The first nine months of 2015 amount included the receipt of $3.0 million related to a legal settlement.
Our net cash used in investing activities from continuing operations was $93.3 million for the first nine months of 2016, compared with net cash used by investing activities from continuing operations of $91.6 million for the first nine months of 2015. The 2016 and 2015 amounts include $58.5 million and $63.7 million for acquisitions, respectively. See "Our Recent Acquisitions" section of this Management's Discussion and Analysis for additional information on acquisitions. Capital expenditures for the first nine months of 2016 and 2015 were $44.9 million and $31.3 million, respectively. In the second quarter of 2016, Teledyne sold a former operating facility in California for net proceeds of $19.5 million. In conjunction with the sale of this former operating facility, Teledyne entered into a like-kind exchange agreement under Section 1031 of the U.S. Internal Revenue Code with a qualified intermediary. Pursuant to the like-kind exchange agreement, the net proceeds of $19.5 million were placed into an escrow account administered by a qualified intermediary. Accordingly, the net proceeds of $19.5 million were classified as restricted cash on the condensed consolidated balance sheet as of October 2, 2016. On October 14, 2016, Teledyne completed the Section 1031 like-kind real estate exchange and the restricted cash was used in the transaction. In the third quarter of 2016, Teledyne sold assets of the Printed Circuit Technology business for $9.3 million in cash.
Our goodwill was $1,183.5 million at October 2, 2016 and $1,140.2 million at January 3, 2016. The increase in the balance of goodwill in 2016 included $40.5 million in goodwill from recent acquisitions and also the impact of exchange rate changes. Goodwill from the 2016 acquisitions will be deductible for tax purposes. Teledyne’s net acquired intangible assets were $237.7 million at October 2, 2016 and $243.3 million at January 3, 2016. The decrease in the balance of acquired intangible assets in 2016 reflected $21.5 million of amortization, partially offset by $15.6 million from recent acquisitions. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the 2016 acquisitions. The Company made preliminary estimates as of October 2, 2016 since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
Financing activities used cash of $141.5 million for the first nine months of 2016, compared with cash used by financing activities of $118.2 million for the first nine months of 2015. Financing activities for the first nine months of 2016 reflected net payments on debt of $167.1 million while the first nine months of 2015 included net proceeds from debt of $7.6 million. Proceeds from the exercise of stock options were $26.7 million and $13.5 million for the first nine months of 2016 and 2015, respectively. In February 2015, the Company entered into a $142.0 million accelerated share repurchase (“ASR”) agreement. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. On January 26, 2016, Teledyne’s Board of Directors authorized a stock repurchase program for up to an additional 3,000,000 shares of Teledyne common stock. No repurchases have been made under this authorization in 2016.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise other forms of debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. Excluding the recent facility purchase with restricted cash, we currently expect to spend up to $60.0 million for capital expenditures in 2016, of which $44.9 million has been spent in the first nine months of 2016. No cash pension contributions have been made in 2016 or are planned for the remainder of 2016 for the domestic pension plan.
Total debt, including capital lease obligations, at October 2, 2016 was $613.0 million. At October 2, 2016, no amounts are outstanding under the $750.0 million credit facility. At October 2, 2016, Teledyne had $12.1 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $738.8 million at October 2, 2016. The credit agreements require the Company to comply with various financial and operating covenants and at October 2, 2016, the Company was in compliance with these covenants.

As of October 2, 2016, the Company had a significant amount of margin between required financial covenant ratios and our actual ratios. At October 2, 2016, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires December 2020 and $182.5 million term loans due through March 2019 (issued in October 2012)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.3 to 1

$425.0 million Private Placement Senior Notes due from 2017 to 2022
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	16.3 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, relating to earnings, growth opportunities, acquisitions and divestitures, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation and facility consolidation costs, environmental remediation costs, stock repurchases, taxes, exchange rates and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at October 2, 2016 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $6.3 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $182.5 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the credit agreements. Eurocurrency or LIBOR based loans under the credit facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreements. As of October 2, 2016, we had $182.5 million in outstanding indebtedness under our term loans and no amounts outstanding under our credit facility. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $1.8 million, assuming the $182.5 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 2, 2016, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended October 2, 2016, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
The Teledyne Technologies Incorporated 401(k) Plan (the “Plan”) includes shares of Teledyne common stock as an investment choice for participants. The Plan trustee purchases shares of Teledyne common stock on the open market, and then allocates the shares to participants’ Plan accounts at the election of participants. In July 2016, we determined that since April 5, 2001, participants in the Plan may have purchased more shares of Teledyne common stock than were registered under the Securities Act of 1933. We did not receive any consideration in connection with such purchases, which were funded with participants’ contributions to the Plan. On August 17, 2016, we filed a Form S-8 registration statement to register up to 1,000,000 shares of Teledyne Common Stock for future purchases by the Plan.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: November 7, 2016	By:	/s/ Susan L. Main
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