Form 10-K
period 2017-12-31
TELEDYNE TECHNOLOGIES INC
filed 2018-02-27
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 30, 2017, was $4.2 billion, based on the closing price of a share of Common Stock on such date, which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 23, 2018, there were 35,696,521 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s proxy statement for its 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning on page 13 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business
Who We Are
Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer and company-sponsored applied research center that augments our product development expertise.
Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545. We are a Delaware corporation that was spun-off as an independent company on November 29, 1999.
Total sales in 2017 were $2,603.8 million, compared with $2,149.9 million in 2016 and $2,298.1 million in 2015. Sales to international customers accounted for approximately 46% of total sales in 2017. Approximately 24% of our total sales in 2017 were to the U.S. Government, as a prime contractor or subcontractor. Of the 24% U.S. Government sales, approximately 58% were attributable to fixed-price type contracts with the balance attributable to cost-plus-fee type contracts.
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

Our Recent Acquisitions
Consistent with our strategy, during 2017, we made acquisitions and investments totaling $774.1 million, net of cash acquired, which included the following:
To expand our digital imaging, space science, semiconductor and microwave solutions capabilities:
e2v technologies plc (“e2v”) principally located in Chelmsford, United Kingdom and Grenoble, France, which provides high performance image sensors and custom camera solutions and application specific standard products for the machine vision market. In addition, e2v provides high performance space qualified imaging sensors and arrays for space science and astronomy. e2v also produces components and subsystems that deliver high reliability radio frequency power generation for healthcare, industrial and defense applications. Finally, the company provides high reliability semiconductors and board-level solutions for use in aerospace, space and communications applications. We paid $740.6 million for e2v, net of cash acquired.
To expand our environmental and laboratory instrumentation capabilities:
Assets of Scientific Systems, Inc. (“SSI”), located in State College, PA, which manufactures precision components and specialized subassemblies used primarily in analytical and diagnostic instrumentation, such as high performance liquid chromatography systems and specific medical devices. We paid $31.3 million for SSI, which includes a $0.3 million purchase price adjustment.

Our Business Segments
Our businesses are aligned in four segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Financial information about our business segments can be found in Note 12 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.
The respective percentage contributions of our four business segments to our total sales are summarized in the following table:

	Percentage of Sales
Segment contribution to total sales (a)	2017	2016	2015
Instrumentation	36%	41%	46%
Digital Imaging	27%	18%	16%
Aerospace and Defense Electronics	26%	29%	26%
Engineered Systems	11%	12%	12%
Total	100%	100%	100%

(a)	For further discussion of our four segments see Note 12 to the Notes to Consolidated Financial Statements.
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
We design and manufacture geophysical streamer cables, hydrophones, seismic energy sources and specialty products used in offshore hydrocarbon exploration to locate oil and gas reserves beneath the ocean floor. We are a leading supplier of marine seismic energy sources and replacement parts for offshore energy exploration. Our Acoustic Doppler Current Profilers (“ADCPs”) precisely measure currents at varying depths in oceans and rivers, and our Doppler Velocity Logs (“DVLs”) are used for navigation by civilian and military surface ships, unmanned underwater vehicles and naval divers. In addition to our DVLs, which are acoustic navigation devices, we design and manufacture inertial sensing and navigation products, as well as subsea pipe and cable detection systems for offshore energy, oceanographic and military marine markets. We also design and manufacture remotely-controlled and tethered instrumentation deployment vehicles used for current measurement, seafloor mapping and measurement of physical parameters such as salinity.
Additionally, we design and manufacture single and multibeam hydrographic survey instrumentation used in port surveys, dredging, pre- and post-installation of offshore energy infrastructure and other challenging underwater applications. Our multibeam sonar systems range from portable high-resolution systems used on tripods, autonomous and remotely-operated underwater vehicles (“AUVs” and “ROVs”) to full ocean depth vessel-mounted oceanographic systems as well as sub bottom profilers that can survey structures beneath the seafloor. They can also be used to detect objects in front of the mounted system. Our multibeam sonar systems can be used to create highly accurate maps of underwater offshore constructions, wrecks or quay walls in harbors, and in particular, high-quality maps of the seafloor. They can also be used to detect objects in front of the mounted system. With advanced imaging capabilities, our sonars create images of hidden structures on the seafloor and are also used to create real-time images of the environment in the oceans and enable precise navigation of AUVs and ROVs. Our products are being utilized in both commercial and defense applications where we provide systems for detecting mines in the water. We provide solutions that are ready-to-operate and fully-installed, including a comprehensive software package that ties together the variety of sensors that may be configured on an AUV or ROV platform.
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
We manufacture complete AUV systems. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with low power consumption. Glider applications range from oceanographic research to persistent surveillance systems for the U.S. Navy. The modular design of our battery-powered, man-portable Gavia™ AUV allows for rapid sensor bay reconfiguration and battery replacement capability. Our SeaRaptor™ AUV will permit deep water survey with operational depths of 6000 meters. Our Slocum gliders, as well as our ADCPs, are being used as part of the National Science Foundation’s Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales. We design and manufacture Inspection Class ROVs used in maritime security, military, search and rescue, aquaculture, and scientific research applications.
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
Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, oxides of nitrogen and ozone in order to measure the quality of the air we breathe. Our instrumentation also monitors particulate air pollution, and we supply environmental monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions. In November 2016, we acquired assets of IN USA, Inc., which expanded our product portfolio to include a range of ozone generators, ozone analyzers and other gas monitoring instruments. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, and vacuum and flow measurement devices. We were a pioneer in the development of precision trace oxygen analyzers, and we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our sampler products include portable, refrigerated and specialty samplers used in hazardous location applications and water samplers that utilize vacuum technology. Flow meters include ultrasonic, submerged probe, bubbler and area velocity models. Laser technology is now part of our flow capabilities. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.
We provide laboratory instrumentation that complements our process or field environmental instrumentation. We manufacture laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometer. We also provide laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. In addition, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. We provide laboratory automation and sample introduction systems. Our advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. Our high-precision, high pressure syringe pumps measure process extraction rates of fluids ranging from liquefied gases to viscous tars. Since our July 2017 acquisition of assets of SSI, we manufacture and sell positive-displacement piston pumps utilized in a wide variety of analytical, clinical, preparative and fluid-metering applications. In addition, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds, which include highly sensitive evaporative light scanning detectors. Our liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. In December 2016, we acquired Hanson Research Corporation, a manufacturer of the systems used in testing of pharmaceutical products, including FDA-mandated dissolution rates of oral dosage forms and systems used in the research and development of topical creams, ointments, and gels containing active pharmaceutical ingredients.

Test and Measurement Instrumentation
We develop, manufacture, sell and license high-performance oscilloscopes and high-speed protocol analyzers for various communication links. We also provide related test and measurement equipment, probes, accessories and application solutions. With these additional capabilities, we are able to configure our platforms to provide high-value-testing solutions for customers, developing products in all industry sectors, that rely on increasingly complex electronic signals. To a lesser extent, we provide extended warranty contracts, maintenance contracts and repairs and calibrations on our instruments after their warranties expire.
We believe our test and measurement products provide unique, world-class capabilities that enable the designers of complex electronic systems in many industry sectors to bring their products to market reliably and quickly. Our customers use our equipment in the design, development, manufacture, installation, deployment and operation of electronics equipment in broad range of industry end markets, including, aerospace and defense, internet infrastructure, automotive, industrial, computer and semiconductor, consumer electronics and power electronics.
Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer a broad range of real-time oscilloscopes addressing different end user needs. Our four high-definition oscilloscope product families address needs from the lower-bandwidth bench top sector to the mid-range general-purpose sector of the market. The HDO families offer superior signal fidelity for the ultimate in measurement accuracy and repeatability. Our LabMaster and WaveMaster product families are industry leading high-end oscilloscopes with bandwidths extending to 100GHz. Our WavePro product family covers the mid-to high-range performance and the WaveRunner product family, which was enhanced and extended to higher bandwidths in 2016, covers the mid-range performance and general purpose and bench-top sector. Our WaveSurfer and WaveJet product-lines are designed for users in the lower bandwidth bench-top sector of the market and value-oriented users in the economy sector. In March 2017, as part of the acquisition of e2v, we also added Sweden-based SP Devices, a manufacturer of high-speed, high-resolution analog-to-digital conversion systems. These systems are used in many applications including test and measurement, medical imaging, LIDAR and software defined radio. SP Devices extends our leadership and complements our oscilloscope offering in the market sectors that require high-speed, high-resolution, digitizing capabilities.
Designers and engineers use our protocol analyzers to accurately and reliably monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards, including the area of internet infrastructure, where PCI Express and related standards are required to enable high performance data centers that support cloud networks. Our 2016 acquisitions of Frontline, allowed us to expand our protocol test portfolio into wireless technologies, including Bluetooth and 802.11 (Wi-Fi) and the 2016 acquisition of assets of Quantum Data broadened our protocol offering to penetrate emerging video technologies, such as HDMI, SDI and other important digital video standards.
We also manufacture torque sensors and automatic data acquisition systems that are used to test critical control valves in nuclear power and industrial plants. Our torque sensors are also used in other markets, including automotive and power tools.
Digital Imaging
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. This segment also includes our sponsored and centralized research laboratories benefiting government programs and businesses. Our 2017 acquisition of e2v has added further depth in the design and supply of specialist components and sub-systems within the medical, aerospace and defense and commercial and industrial markets.
We design, develop and manufacture image capture products, primarily consisting of high-performance image sensors and digital cameras for use in industrial, scientific, medical and photogrammetry applications. We also design, develop and manufacture image processing products, primarily consisting of hardware and software for image processing and automatic data collection in industrial and medical applications. We develop high-resolution, low-dose X-ray sensors for medical, dental and industrial applications. Our high-performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. In particular, our CMOS image sensing technology is used in our large flat panel detectors for X-ray imaging and in most of our sensors used for industrial machine vision applications. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Our smart cameras are designed to be quickly deployed by technicians on the factory floor. The 2015 acquisition of Belgium-based Industrial Control Machines SA (“ICM”) added lightweight X-ray sources for the inspection of materials and structures, ranging from light aviation parts to thick steel pipelines in harsh and extreme environments. ICM’s mobile X-ray inspection systems are provided to government, security and explosive ordinance disposal personnel for the analysis of suspicious objects.
We produce and provide manufacturing services for MEMS. The majority of our semiconductor manufacturing capacity is consumed by external customers with the remaining capacity applied towards supplying unique CCD and microbolometer (for long-wave infrared detection) fabrication services for our internal image sensor requirements.
Additionally, e2v produces components and sub-systems that deliver high performance and high reliability radio frequency power generation for healthcare, transportation and industrial applications. Products include critical components used in radiotherapy applications for cancer treatment, magnetrons and thyratrons for X-ray cargo scanning systems and microwave sources for marine and airborne radar.
We also provide high performance semiconductors, sub-systems, and signal and data processing solutions. As a partner of choice for high performance signal and data conditioning solutions for professional applications, we provide solutions that meet the demanding specifications of our customers. Our design capability enables us to partner with customers and ascend the value chain by providing multi-chip modules and boards. Our proprietary high-speed analog-to-digital and digital-to-analog data converters provide market leading performance for space and radio frequency communications.
Our Digital Imaging segment also provides Light Detection and Ranging (“LIDAR”) systems for airborne terrestrial mapping, mobile mapping, bathymetry and laser-based 3D imaging applications through our Optech business.  These imaging and mapping systems are used by commercial and government customers serving energy, natural resources and infrastructure applications. As a result of our acquisition of CARIS in April 2016, we also provide geospatial software designed for the hydrographic and marine community.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We receive funding from the Defense Advanced Research Products Agency (“DARPA”) and various other U.S. Department of Defense funding agencies, and we collaborate with researchers at universities and national laboratories to stay at the forefront of emerging technologies. We have developed high-speed electronics, MEMS sensors and actuators, advanced functional and structural materials, liquid-crystal based optical devices, and image processing algorithms.
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
We deliver advanced imaging solutions to the U.S. Department of Defense, National Aeronautics and Space Administration (“NASA”), the European Space Agency (“ESA”), prime system integrators, other foreign space agencies and commercial customers. Our sensor technologies are on many of NASA’s major astronomy missions (including Hubble, James Webb Space Telescope and are on Earth science and weather satellites, are orbiting Mars, are on spacecraft involved in missions to Jupiter and on asteroids, and can be found operating at nearly every major ground-based observatory telescope. We are a leading supplier of space-grade image sensors for low light imaging applications. Our image sensors play a critical role in defense applications in airborne and satellite systems. In the U.S. defense arena, our sensors are integrated into several major systems for space surveillance, airborne surveillance, chemical detection and target identification. We have developed sensors, subassemblies and cameras for air- and ground-based applications, including hyperspectral sensors for long-wave infrared and for simultaneous visible-shortwave infrared applications. We provide focal plane electronics for our own sensors and for sensors produced by other companies. We integrate our low-noise, high-performance sensors into cameras for commercial laboratory instrumentation. We also design and manufacture advanced military laser eye protection spectacles and sensor protection filters, and we are developing advanced technologies and components for assured position, navigation, and timing applications, such as Chip-Scale Atomic Clocks and MEMS resonators for compact gyroscopes.

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
We provide a range of microwave products to our customers ranging from components to highly integrated subsystems and solutions. Our helix traveling wave tubes, commonly called TWTs, used to provide broadband power amplification of microwave signals. Military applications include radar, electronic warfare and satellite communication. We make TWTs for commercial applications as well, such as electromagnetic compatibility test equipment and satellite communication terminals. We also provide high-power solid-state TWT replacement amplifiers and complete amplifiers that incorporate a TWT and a power supply.
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
We provide specialty electronic manufacturing services. We develop and manufacture custom microelectronic modules that provide both high reliability and extremely dense packaging for military applications. We also develop custom tamper-resistant microcircuits designed to provide enhanced security in military communication. We serve the market for high-mix, low-volume manufacturing of sophisticated military electronics equipment. Since our acquisition of e2v, we provide high performance, high reliability semiconductor solutions which address critical functions of the complete signal chain, including assembly and test, packaging, qualification and long term support for customer's semiconductor life cycle management.
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
We are a supplier of digital flight data acquisition and analysis systems to the civil aviation market. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation, such as aircraft and engine condition monitoring. We provide the means to transfer this data, using Teledyne’s patented wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, as well as aircraft data loading equipment, flight line maintenance terminals and data distribution software used by commercial airlines and the U.S. military. We also provide lead acid aircraft batteries for general aviation, and business and light jet applications.
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

We lead and support air and missile defense programs, including the Objective Simulation Framework (“OSF”) and Test Execution Services and Launch Augmentation programs (“TESTLA”). As the Missile Defense Agency (“MDA”) prime contractor for the OSF contract, we design, develop, test, implement and maintain the OSF. The OSF is being designed to support full scale simulations, ground tests and live fire events throughout the life cycle of the Ballistic Missile Defense System. Under the 2013-awarded TESTLA contract, we continue development, manufacturing and integration of product solutions in support of the war-fighter.
We specialize in marine systems design and manufacturing. For the U.S. Special Operations Command, we are the prime contractor engaged to design, develop, test, manufacture and sustain the Shallow Water Combat Submersible (“SWCS”) vehicle which will replace the current SEAL Delivery Vehicle. With the design and development test phase of the SWCS engineering development model vehicle completed, we began low-rate initial production in late 2016 and continued production in 2017. We are producing the Littoral Battlespace Sensing Glider (“LBS-G”) system for the U.S. Navy Program Executive Office - Command, Control, Communications, Computers and Intelligence (“PEO-C4I”). Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program. For Northrop Grumman, we manufacture gun mounts on the Littoral Combat Ship program. Under contract to Raytheon Company, we continue to manufacture advanced mine detection and neutralization systems.
We are active in U.S. space programs and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center (“MSFC”). Under contract with MSFC, we have designed, developed, and we are manufacturing, assembling, and testing the Launch Vehicle Stage Adapter, a critical element of NASA’s Space Launch System. In 2012, NASA awarded us a cooperative agreement to foster the commercial utilization of the ISS. Under this agreement, we have developed a commercial platform that will host payloads for earth imaging and other scientific applications. The platform known as the Multi-User System for Earth Sensing (“MUSES”) launched in June 2017 and was declared fully operational on the ISS in September 2017. The first instrument to be affixed to MUSES is scheduled to launch in mid-2018. We also design, develop, and manufacture components for scientific payloads and human space flight vehicles.
We operate a full service radiological analysis laboratory in Knoxville, Tennessee, which principally supports nuclear power plants in the United States. We also manage and operate a separation, purification and analysis of atmospheric samples laboratory for the U.S. Government, as well as, design, build, and test systems for processing the nation’s enriched uranium at the United States Department of Energy National Security Complex. Additionally, we provide engineering and manufacturing for customers in the commercial nuclear market.
Continuing our historic facilities and plant management services to the commercial arena, in December 2015, we extended by another three years our lab and office facility management contract to support The Dow Chemical Company.   We currently lead on-site and off-site management and support of research services at three Dow Chemical research facilities in North America. In addition, we manage and support the maintenance of Dow’s Collegeville, Pennsylvania facility which is made up of over 1 million square feet of floor space.
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
We manufacture small turbine engines for military markets. Our engines power the Boeing/U.S. Navy Harpoon Missile systems.

Customers
We have hundreds of customers in the various industries we serve. No commercial customer accounted for more than 10% of any segment net sales, during 2017, 2016 or 2015. No commercial customer in 2017, 2016 or 2015 accounted for more than 3.0% of total net sales.
Sales to international customers accounted for approximately 46% of total sales in 2017, compared with 43% in 2016 and 44% in 2015. In 2017, we sold products to customers in over 100 foreign countries. Approximately 90% of our sales to foreign-based customers were made to customers in 25 foreign countries. In 2017, the top five countries for international sales were China, the United Kingdom, Germany, Japan and South Korea and constituted approximately 21% of our total sales.
Approximately 24%, 27% and 26% of our total sales for 2017, 2016 and 2015, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

U.S. Government sales by segment:	2017	2016	2015
Instrumentation	$65.2	$74.4	$61.2
Digital Imaging	85.6	73.1	78.9
Aerospace and Defense Electronics	225.0	210.4	223.5
Engineered Systems	243.9	219.8	234.4
Total U.S. Government sales	$619.7	$577.7	$598.0
Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 18%, 21% and 19% of our total sales for 2017, 2016 and 2015, respectively. In both 2017 and 2016, our largest program with the U.S. Government was the Mission Operations and Integration contract with the NASA Marshall Space Flight Center which represented 1.5% of our total sales in both years. In 2015, our largest program with the U.S. Government was the Engineering Solutions and Prototyping contract with the NASA Marshall Space Flight Center, which represented 1.5% of our total sales.
As described under risk factors, there are risks associated with doing business with the U.S. Government. In 2017, approximately 58% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 54% in 2016 and 54% in 2015. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had nine U.S. Government contract terminated for convenience in 2017, compared with one in 2016 and eight in 2015.
Our total backlog of confirmed orders was approximately $1,250.2 million at December 31, 2017, compared with $916.4 million at January 1, 2017, and $802.8 million at January 3, 2016. We expect to fulfill 93% of such backlog of confirmed orders during 2018. The increase in total backlog in 2017 primarily reflects backlog related to e2v, which was acquired in 2017.
Seasonality
No material portion of our business is considered to be seasonal.
Raw Materials and Suppliers
Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor-oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and also third party suppliers and subcontractors, including international sources. Some of the items we use for the manufacture of our products, including certain gyro components for some marine navigation applications, certain magnets and helix wire for our traveling wave tubes, certain infrared detectors substrates and certain ceramics and molding compounds used in our sonar systems, as well as certain scintillator materials used in the production of our X-ray detectors, are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. At times we have experienced difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes due to shortages and supplier imposed allocation of components.

Sales and Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships.
Our segments use a combination of internal sales forces, third-party distributors and commissioned sales representatives to market and sell our products and services. Our Teledyne Instruments companies and other businesses have been working over the years to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have been marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Marine, Teledyne Oil & Gas, Teledyne Water Quality, Teledyne Microwave Solutions, Teledyne HiRel Electronics and Teledyne Advanced Chemistry Systems.
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
Through Teledyne Technologies International Corp. and other subsidiaries, we have established offices in foreign countries to facilitate international sales for various businesses. Locations include Brazil, China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea and the United Arab Emirates.
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
Research and Development
Our research and development efforts primarily involve engineering and design related to improving existing products and developing new products and technologies in the same or similar fields. We incurred a total of $508.4 million in 2017, $458.3 million in 2016 and $476.6 million in 2015 on research and development and bid and proposal costs. Customer-funded research and development, most of which was attributable to work under contracts with the U.S. Government, represented approximately 65%, 63% and 66% of total research and development and bid and proposal costs for 2017, 2016 and 2015, respectively.
In 2017, we incurred $177.7 million in Company-funded research and development and bid and proposal costs. We expect the level of Company-funded research and development and bid and proposal costs to be approximately $180.0 million in 2018.
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

Employees
We consider our relations with our employees to be good. At December 31, 2017, our total workforce consisted of approximately 10,340 employees, of which approximately 6,760 employees were located in the United States.
Executive Officers of the Registrant
Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian* Chairman, President and Chief Executive Officer; Director	76	Dr. Mehrabian has served as Chairman, President and Chief Executive Officer of Teledyne for more than five years.
Aldo Pichelli* Chief Operating Officer	66
Mr. Pichelli has been the Chief Operating Officer of Teledyne since October 2015. Prior to his promotion, Mr. Pichelli had been an Executive Vice President of Teledyne having responsibility for the Instrumentation and Aerospace and Defense Electronics segments since July 2013. Prior to that, he had been President and Chief Operating Officer of Teledyne’s Instrumentation and Aerospace and Defense Electronics segments since January 2011.

Melanie S. Cibik* Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	58	Miss Cibik has been Senior Vice President, General Counsel and Secretary since September 2012 and Chief Compliance Officer since August 2016.
Susan L. Main* Senior Vice President and Chief Financial Officer	59	Ms. Main has been Senior Vice President and Chief Financial Officer of Teledyne since November 2012. In July 2017, Ms. Main became a director of Ashland Global Holdings, Inc.
Cynthia Belak* Vice President and Controller	61	Ms. Belak has been Vice President and Controller of Teledyne since May 2015. Prior to her promotion, Ms. Belak had been Vice President, Business Risk Assurance of Teledyne since January 2012.
Jason VanWees* Senior Vice President, Strategy and Mergers & Acquisitions	46
Mr. VanWees has been Senior Vice President, Strategy and Mergers & Acquisitions since July 2013. Prior to his promotion, he had been Vice President, Strategy and Mergers & Acquisitions since September 2012. Prior to that, he had been Vice President, Corporate Development and Investor Relations of Teledyne for more than five years.

George C. Bobb III* Vice President of Teledyne and President - Teledyne Aerospace Electronics and Teledyne Scientific & Imaging LLC	43
Mr. Bobb has been Vice President of Teledyne and President - Teledyne Aerospace Electronics and Teledyne Scientific & Imaging LLC since August 2017. He was Vice President-Contracts, Information Technology and Selected Operations and Deputy General Counsel for Litigation of Teledyne from August 2016 to August 2017. From July 2014 to August 2016, he was Chief Compliance Officer, Vice President-Information Technology and Deputy General Counsel for Litigation of Teledyne. Prior to that he had been Vice President, Chief Compliance Officer and Deputy General Counsel for Litigation since September 2012.

Edwin Roks* Vice President of Teledyne and Group President - Teledyne DALSA and Teledyne e2v Digital Imaging	53
Dr. Roks has been a Vice President of Teledyne since January 2014 and Group President - Teledyne DALSA and Teledyne e2v Digital Imaging since March 2017. Dr. Roks has been President of Teledyne DALSA, Inc. since October 2015. From January 2014 to October 2015, Dr. Roks had been the Chief Technology Officer of Teledyne. Prior to that since April 2010, Dr. Roks served as Executive Vice President and General Manager of the professional imaging division of Teledyne DALSA, Inc. (formerly known as DALSA Corporation).

Thomas H. Reslewic* Vice President of Teledyne and Group President - Teledyne Environmental and Electronic Measurement Instrumentation (“EEMI”) and Teledyne Defense Electronics	59
Mr. Reslewic has been Vice President and Group President - Teledyne Environmental and Electronic Measurement Instrumentation EEMI and Teledyne Defense Electronics since April 2017. Prior to that, since June 2013, he was President of Teledyne EEMI. Mr. Reslewic has been President and Chief Executive Officer, Teledyne LeCroy, since 2012. Prior to its acquisition by Teledyne in 2012, Mr. Reslewic was President and Chief Executive Officer of LeCroy Corporation since 2002.

Name and Title	Age	Principal Occupations Last 5 Years
Other Officers:
Carl Adams Vice President, Business Risk Assurance	48
Mr. Adams has been Vice President, Business Risk Assurance of Teledyne since May 2015.  Prior to that, upon joining Teledyne in April 2015, he was Senior Director, Finance.  From March 2014 to March 2015, he was the Chief Financial Officer and Vice President of NeuroSigma, Inc., a developer of neurological disorder treatments.  From January 2014 to March 2014, he was the Corporate Controller and Vice President for NeuroSigma, Inc.  From April 2011 to January 2014, he was a founding partner of Technical Accounting and Controllership Solutions, LLP.

Stephen F. Blackwood Vice President and Treasurer	55	Mr. Blackwood has been Vice President and Treasurer of Teledyne for more than five years.
Jason Connell Vice President - Human Resources and Associate General Counsel	42	Jason Connell has been Vice President - Human Resources since December 2016. Prior to that he was and remains Associate General Counsel and General Counsel of the Engineered Systems segment.
Janice L. Hess President, Engineered Systems Segment	58
Ms. Hess has been the President, Engineered Systems segment of Teledyne since May 2014.  Prior to her promotion, Ms. Hess was the Executive Vice President and Chief Financial Officer for the Engineered Systems segment and Teledyne Scientific and Imaging since September 2013.  Prior to that she had been the Executive Vice President and Chief Financial Officer for the Engineered Systems segment since August 2007.

Scott Hudson Vice President - Chief Information Officer	56
Mr. Hudson has been Vice President and Chief Information Officer since August 2017 and Chief Information Officer since June 2014. Prior to that, since 2009 he was Vice President of Administration for Teledyne Brown Engineering, Inc.

Michael Read President, Teledyne Marine Group	59	Mr. Read has been President, Teledyne Marine Group since August 2016. Prior to that since August 2009 he was President, Teledyne Oil & Gas.
Glenn A. Seemann Vice President, Contracts	60
Mr. Seemann has been Vice President - Contracts since August 2017. Prior to that since April 2015 he was Associate Vice President, Corporate Contracts, Procurement, and Property Management. Prior to that since July 2009 he was Vice President, Contracts - Teledyne Instruments, Inc.

 * Such officers are subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934, as amended.
Dr. Robert Mehrabian and Teledyne are parties to a Fifth Amended and Restated Employment Agreement dated as of October 22, 2013, which was amended on September 28, 2015. Under the amended agreement, we will employ Dr. Mehrabian as the Chairman, President and Chief Executive Officer of Teledyne through December 31, 2019, at an annual base salary that is currently $995,000. The agreement provides that Dr. Mehrabian is entitled to participate in Teledyne’s annual incentive bonus plan (“AIP”) and other executive compensation and benefit programs. The agreement provides Dr. Mehrabian with a non-qualified pension arrangement, under which Teledyne will pay him annually starting six months following his retirement and for a period of 10 years, as payments supplemental to any accrued pension under our qualified pension plan, an amount equal to 50% of his base compensation as in effect on retirement.
Ten current members of management have entered into change of control severance agreements. The agreements have a three-year, automatically renewing term, except as noted below. The executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates the employment for good reason. “Severance benefits” currently consist of:

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

•	A cash payment for the current Annual Incentive Plan bonus cycle based on the fraction of the year worked times the Annual Incentive Plan target objectives at 100%.

•	Payment in cash for unpaid performance share program awards, assuming applicable goals are met, at 120% of performance targets.

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
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may make from time to time, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2017 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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
In addition, we sell products and services to customers in industries that are sensitive to the level of general economic activity and consumer spending habits and in more mature industries that are sensitive to capacity. Adverse economic conditions affecting these industries may reduce demand for our products and services, which may reduce our revenues, profits or production levels. Some of our businesses serve industries such as power generation and petrochemical refining, which may be negatively impacted in the event of future reductions in global capital expenditures and manufacturing capacity.
A material amount of our total revenues is derived from companies in the oil and gas industry, especially the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
A material amount of our total revenues is derived from customers in or connected to the oil and gas exploration, development and production, especially the offshore oil and gas industry.  One of our largest commercial customers is in the offshore oil and gas industry and accounted for 2.3% of total sales in 2015.  In 2017 and 2016, no commercial customer in the offshore oil and gas industry accounted for more than 2% of total sales. The oil and gas industry is a historically cyclical industry characterized by significant changes in the levels of exploration and development activities. In 2014 and again in 2015 and 2016, the price of Brent crude oil experienced dramatic declines, from a high of $116 per barrel in June 2014, to a low of $27 per barrel in January 2016 and was approximately $67 per barrel at the end of 2017. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Worldwide political, economic and military events have contributed to oil and gas price volatility and are likely to continue to do so in the future. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and results of operations of our businesses within our Instrumentation  segment.
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
With the 2017 acquisition of e2v, the risk profile of Teledyne may differ materially from prior years, which could materially change our results of operations.
On March 28, 2017, Teledyne acquired e2v, a leading designer, developer and manufacturer of radio frequency (“RF”) power systems, imaging solutions and semiconductors to the aerospace, security and defense, space, medical, scientific and industrial markets. e2v is headquartered in the United Kingdom, with key operations in the United Kingdom, France, the United States and Spain. As a result of the acquisition of e2v, a greater percentage of Teledyne’s revenues and expenses arise from international sources. The acquisition also significantly expands Teledyne’s international employee base and manufacturing footprint. As a result of the acquisition of e2v, the financial results of Teledyne are more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and earnings are denominated in non-U.S. dollar currencies. Following the acquisition, a significant proportion of Teledyne’s net assets, expenses and income are in non-U.S. dollar currencies, primarily the British pound, the Canadian dollar and the euro, while Teledyne’s financial results are presented in U.S. dollars. Teledyne’s financial results and capital ratios are therefore more sensitive to movements in foreign exchange rates as a result of the acquisition. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have an adverse impact on the combined company’s financial results.
While most of the products made and markets served by e2v are complementary to Teledyne, the acquisition of e2v expanded the size of Teledyne’s Digital Imaging segment relative to its other segments. Continued innovation and research and development efforts will be required to maintain e2v’s leadership position in imaging products and semiconductor production. e2v’s business also may be more capital intensive than many of Teledyne’s other businesses, increasing Teledyne’s capital requirements. Approximately 20 percent of e2v’s revenue relates to long-term contracts, many of which involve advancements in technology and are fixed price. As discussed below, an inherent risk in fixed price contracts is that actual performance costs may exceed the projected costs on which the contracts are agreed. The failure to anticipate technical problems, estimate costs accurately or control costs during the performance of a fixed price contract can reduce its profitability or result in a loss.

We may not realize all of the anticipated benefits of the acquisition of e2v, or those benefits may take longer to realize than expected.
Even if the operations of the businesses of the Teledyne and e2v are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, cost savings or sales or growth opportunities that we expect, or the full benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the two businesses. All of these factors could adversely affect our earnings, decrease or delay the expected accretive effect of the acquisition, or negatively impact the price of our common stock. As a result, we cannot assure that the combination of Teledyne’s and e2v’s businesses will result in the realization of the full benefits anticipated from the acquisition.
Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of December 31, 2017, we had $1,068.2 million in total outstanding indebtedness. This indebtedness included $325.0 million in senior unsecured notes, $300.0 million in Euro denominated notes, $175.5 million in term loans and $165.0 million outstanding under our $750.0 million 2015-amended credit facility. Our indebtedness could harm our business by, among other things, reducing the funds available to make acquisitions, capital expenditures, stock repurchases, or reducing our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.
We are subject to the risks associated with international sales and international operations, which could harm our business or results of operations.
During 2017, sales to international customers accounted for approximately 46% of our total revenues, compared with 43% in 2016 and 44% in 2015. In 2017, we sold products to customers in over 100 countries. In 2017, the top five countries for international sales were China, the United Kingdom, Germany, Japan and South Korea, constituting approximately 21% of our total sales. Our acquisitions, including e2v in 2017 contributed to greater international sales and operations. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China, Brazil and West Africa.
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
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.”  The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  The announcement of Brexit and the pending withdrawal of the U.K. from the E.U. may also create further global economic uncertainty, which may adversely impact the economies of the U.K., the E.U. countries and other nations, may cause our current and future customers to reduce their spending on our products and services, and may cause certain E.U.-based customers to source products from businesses based outside of the U.K. For example, Brexit-related uncertainty could lead to a reconsideration by Airbus as to future investment and spending in the U.K., which could reduce sales for our U.K.-based businesses that supply Airbus. Potential Brexit-related risks for our U.K.-based businesses also include increased import duties, loss of customers in the E.U. delays in the movement of goods between the U.K. and the E.U. and loss of access to the E.U. labor pool. Given our several U.K.-based businesses, including our 2017 acquisition of e2v, volatility in the value of the British pound relative to the U.S. dollar, or other foreign currencies, could increase the cost of raw materials and components for our U.K.-based businesses and could otherwise adversely affect the business, operations and the financial condition of our UK-based businesses.
Regional independence movements in Scotland and Spain could also adversely impact our businesses located in those jurisdictions.
Sales of our products and services internationally are subject to U.S. and local government regulations and procurement policies and practices including regulations relating to import-export control. Violations of export control rules could result in the impositions of fines and penalties or the suspension of our ability to export items from one or more businesses or the entire corporation. Depending on the scope of the suspension, this could have a material effect on our ability to perform certain international contracts. Attempts by the Presidential Administration to withdraw from or materially modify international trade agreements could adversely affect our business, financial condition and results of operations.
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
The E.U. adopted a comprehensive General Data Privacy Regulation (the “GDPR”) in May 2016 and which will become fully effective in May 2018. The GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. The GDPR and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices.
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
As they have over the last few years, acquisitions may also change the nature and level of various risks faced by Teledyne. As noted above, our 2017 acquisition of e2v increases our international presence and the percentage of sales related to the Digital Imaging segment. These acquisitions, coupled with our other recently acquired companies, located outside of the United States, also increased the percentage of revenues and expenses that arise from international sources and consequently our exposure to U.S. and foreign policy changes and exchange rate fluctuations. Additionally, the businesses of e2v and DALSA are more capital intensive than other Teledyne businesses, which could result in increasing Teledyne’s capital requirements.
Under SEC rules, Teledyne must issue a report on management’s assessment of the effectiveness of internal controls over financial reporting. The SEC permits a limited time-based exclusion for acquisitions to give a company an opportunity to evaluate more fully the internal controls of acquired companies and correct deficiencies and institute new or additional internal controls. Our 2017 management’s report specifically excludes from its scope and coverage our 2017 acquisitions of e2v and SSI assets, allowing us additional time to evaluate existing internal controls and implement additional controls as appropriate. With regard to future acquisitions, we can provide no assurance that we will be able to provide a report that contains no significant deficiencies or material weaknesses with respect to these acquired companies or other acquisitions.
In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense, as incurred, such transaction costs, which may have a material adverse impact on our quarterly financial results. Further, the acquisitions of U.S. public companies, such as Bolt and LeCroy, routinely trigger purported class action lawsuits, filed by shareholders of the target companies, the defense of which has increased transaction costs, among other things.
Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On December 31, 2017, Teledyne’s goodwill was $1,776.7 million and net acquired intangible assets were $398.9 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.

United States and global responses to terrorism, concerns regarding nuclear proliferation and the safety of nuclear energy, continuing turmoil in Middle Eastern countries, increasing tension between the U.S. and Russia, potential hostilities involving North Korea, potential epidemics, potential future financial issues impacting airlines and volatile energy prices increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
United States’ and global responses to terrorism, continuing turmoil in Middle Eastern countries and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets and could adversely affect our business and operations. Increasing tensions with Russia or the evolving nuclear threat from North Korea could disrupt the global economic recovery.
Air travel declines have occurred after terrorist attacks and heightened security alerts, as well as after the high-profile outbreaks of disease. Travel by our sales and service personnel to various regions has been affected by such factors. Additional declines in air travel resulting from such factors and other factors could adversely affect the financial condition of many of our commercial airline and aircraft manufacturer customers and, in turn, could adversely affect our Aerospace and Defense Electronics segment. Terrorist attacks in Spain in 2017 and Paris in 2015 or the Syrian refugee crisis could result in governments in Europe imposing greater restrictions on the movement of personnel or goods, which could adversely impact our businesses located within the European Union or our ability to sell products in that region. In addition, a prolonged virus epidemic or pandemic, or the threat thereof, could result in worker absences, lower productivity, voluntary closure of our offices and manufacturing facilities, disruptions in our supply chain, travel restrictions on our employees, and other disruptions to our businesses. Moreover, health epidemics may force local health and government authorities to mandate the temporary closure of our offices and manufacturing facilities.
 A future deterioration of financial performance of airlines could result in a reduction of discretionary spending for upgrades of avionics and in-flight communications equipment, which would adversely affect our Aerospace and Defense Electronics segment.
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
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 24% of our total revenue in 2017, compared with 27% in 2016 and 26% in 2015. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The U.S. Government shutdown during 2013 negatively affected many of our businesses, and the failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. The continued war on terrorism also could result in a diversion of funds from programs in which Teledyne participates. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.
The sequestration provision of the Budget Control Act of 2011 originally imposed $500.0 billion of defense cuts over nine years starting in fiscal year 2013, which represented approximately 9% of planned defense funding over the period. On November 2, 2015, the Bipartisan Budget Act of 2015 (the “Budget Act”) was signed into law. The Budget Act raises the statutory limit on the amount of permissible federal debt (the debt ceiling) until March 2017 and raises the sequester caps imposed by the Budget Control Act of 2011 by $80.0 billion, split equally between defense and domestic spending ($50.0 billion in government fiscal year 2016 and $30.0 billion in government fiscal year 2017). The President signed a continuing resolution in September 2016, which was extended in December 2016, and provided funding for the U.S. Government at fiscal

2016 levels through April 28, 2017. In May 2017, the President signed the Consolidated Appropriations Act of 2017 for appropriations through September 30, 2017. Congress has yet to pass a budget for the U.S. Government’s fiscal year 2018, but, to date, the Government has continued to operate through continuing resolutions. Uncertainty around the budget process delays new programs. The total statutory spending cap remains at $1.1 trillion as set by the relief authorized in 2016 and 2017 by the Bipartisan Budget Act of 2015 to the original sequestration specified by the Budget Act of 2011, which set discretionary caps through 2021.
Although the President has indicated his desire for increased defense spending, continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and the U.S. Congress for various Defense and NASA programs could continue to impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. For example, changes in national space policy that affect NASA’s budget have occurred. There have also been significant reductions in missile defense budgets. Our Turbine Engines business, which is part of our Engineered Systems segment, is being impacted by delays in production runs under the Harpoon missile programs, and may be impacted by U.S. Department of Defense directives to introduce competitive bidding for programs on which we have previously served as sole source. The JASSM missile program comes to an end in mid-2018. The President has expressed concern over the cost of the F-35 Joint Strike Fighter program. Our Aerospace and Defense Electronics segment may be impacted by volume and/or price reductions in connection with this program, to the extent they are imposed. The timing of program cycles can affect our results of operations for a particular quarter or year, and cancellations of significant programs such as the Objective Simulation Framework (“OSF”) Littoral Combat Ship Gun Mission Modules or the Shallow Water Combat Submersible (“SWCS”) would affect our results. It is also not uncommon for the U.S. Department of Defense to delay the timing of awards for major programs for six to twelve months. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. As DARPA reviews its programs aimed to technologically enhance U.S. military capabilities and national security, changes to the DARPA research and technology development programs in which we participate could occur. Uncertainty over budgets or priorities with the Presidential Administration could result in delays in funding, changes in funded programs and the timing of awards that could have a material impact on our revenues in 2018. Finally, various U.S. Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs, could negatively impact our Engineered Systems segment.
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
Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. The prior Administration introduced significant changes to the national space policy, including the cancellation of the NASA’s Constellation Program which includes Ares launch vehicles. Teledyne Brown Engineering has developed the Multi User System for Earth Sensing (“MUSES”) platform as part of our commercial space business.  The MUSES platform provides opportunities for imaging, technology demonstrations, and space qualification of payloads supporting research, scientific studies, humanitarian efforts for both government and commercial customers. The MUSES platform depends on continued operation of the ISS, and we may not be successful in developing the technology or commercial relationships necessary to make this investment profitable. While MUSES is now operational on the ISS, the delay in launch of equipment for use on the MUSES platform could have an adverse impact on the investment return on the platform. The launch of MUSES was delayed in 2017 by launch failures of SpaceX. Future launch failures could impact future instruments designed for this platform. In early 2014, we were awarded a five-year $60.0 million contract by NASA’s Marshall Space Flight Center to develop and manufacture the Launch Vehicle Stage Adapter for the Space Launch System, but failure to further transition our business successfully could result in reduced sales. In addition, delayed funding and changes in support for NASA’s current space policy could negatively impact our business. The Presidential Administration could also lead to changes to the nation’s space policy, some or all of which could materially impact our results.
Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.
Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had nine U.S. Government contracts terminated for convenience in 2017, compared with one in 2016 and eight in

2015. No contracts were terminated for default during such three-year period.
We may lose money or generate less than expected profits on our fixed-price and other government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.
There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (58% of our total U.S. Government contracts were fixed-price in 2017, 54% in 2016 and 54% in 2015). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money or generate lower profits on some contracts if we fail to meet these estimates. We may also lose money on non-fixed price, cost-reimbursement contracts that contain dis-incentives or penalties related to cost, schedule or performance.
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
We have a domestic qualified defined benefit pension plan covering most of our U.S. employees hired prior to 2004 or approximately 13% of our active employees. We also have several smaller domestic and foreign-based pension plans. As of December 31, 2017, the value of the combined pension assets is greater than our combined pension benefit obligations. The accounting rules applicable to our pension plans require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan and/or result in a change to shareholders’ equity. Our investment strategy may not produce the expected returns if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. In addition, changes in other actuarial assumptions such as mortality assumptions or change due to legislative or regulatory actions could impact our pension income or expense as well as funding obligations. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year we review the mortality assumptions used in determining our pension and post-retirement benefit obligations. The impact of these mortality assumptions could increase our pension obligation and increase future pension expense.  In 2013, we made a voluntary pretax cash contribution of $83.0 million to the domestic pension plan. No contributions were made to the domestic pension plan since the 2013 contribution. If, and to the extent, decreases in our pension assets are not offset by voluntary contributions, recovered through future asset returns, mitigated by an increase in the rate at which the benefit obligation is discounted, or other actions, our required cash contributions and pension expense could increase under the plans. In addition, we have sold approximately $46.1 million in pension liability to third parties in recent years. To the extent any of these counterparties are unable to fulfill their obligations to retirees, we may have residual liability. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 11 to our Notes to Consolidated Financial Statements.

Our business and operations could suffer in the event of cyber security breaches.
Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, activism, or other motivations, include covertly introducing malware to our computers and networks, performing reconnaissance, impersonating authorized users, stealing, corrupting or restricting our access to data, among other activities.  We continue to update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence.  Company personnel and third parties have been tasked to detect and investigate such incidents, but it is possible that we might not prevent or be aware of an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.  We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through certain information systems, and we expect these regulations will be incorporated into certain contracts we hold.  To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances as a result. In addition, we expect to continue devoting additional resources to the security of our information technology systems.   More resources may be required in the defense arena to the extent the U.S. Government increases its cyber security mandates. Unauthorized access to or control of our products, devices or systems could impact the safely or our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including the GDPR, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability.
We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Our Teledyne Scientific Company subsidiary, which serves as our primary research center, has been actively promoting and funding joint research and development projects with other Teledyne businesses, including our Teledyne Oil & Gas businesses, Teledyne Reynolds, Inc., Teledyne Brown Engineering, Inc., DALSA and LeCroy. The business of Teledyne e2v, for which the design and development of specialized technology for high performance systems and equipment is integral, also requires substantial investments in research and development. Additionally, some of our businesses are actively pursuing governmental support and funding for some of their research and development initiatives, including DALSA with respect to its CMOS and uncooled infrared image sensor development efforts as well as the expansion of DALSA’s semiconductor foundry in Bromont, Quebec. Nonetheless, we may be unable to fund all of our research and development and capital investment needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital or generate cash flow on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability.
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
Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. In order to improve our product development capabilities we purchased the research center that is now Teledyne Scientific Company in 2006 and in 2011 we purchased DALSA, which has access to a well-equipped MEMS research and development center. In 2013, we opened a 52,000-square-foot technology development center in Daytona Beach, Florida primarily to serve the offshore oil and gas production and exploration industries. We are currently upgrading infrastructure at Teledyne e2v’s facility in Chelmsford, U.K. and subject to customer and governmental support, we are planning to expand Teledyne DALSA’s MEMS foundry in Bromont, Quebec. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements.

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
The markets for some of our products and services are characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services, or in market demand for products or services based on a particular technology, could result in faster than anticipated obsolescence of certain of our products or services and could lead to reduced sales of those products, which could have a material adverse effect on our business, results of operations and financial condition. Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services. Failure to comply CE marking directives may prevent some of our products from being sold into Europe and the cost to comply with these directives may make our products non-competitive. The political agenda of the Presidential Administration may affect the level of environmental regulations and enforcement and government spending on scientific research, which could adversely impact the sales of our products and services, including sales of pollution monitoring instruments and instruments used to measure the Earth’s climate and climate change, such as undersea gliders and space-based imaging sensors. A change in China's recent economic policies promoting pollution reduction could result in lower sales or slower sales growth for our pollution monitoring and laboratory instrumentation to that country.
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
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. In particular, we face increased competition with respect to the sale of our flight data acquisition systems, which may intensify as certain of our patents related to these products expire in 2018 and upcoming years. We also face new competition for our protocol analyzers products. Industry acquisition and consolidation trends, particularly among aerospace and defense contractors, have adversely impacted demand for our aerospace and defense related engineering services as large prime contractors in-source increased amounts of major acquisition programs and also require significant expansion in small business participation to meet Government contracting goals. Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues. Smaller defense budgets both in the United States and Europe could result in additional competition for new and existing defense programs.
Product liability claims, product recalls and field service actions could have a material adverse effect on our reputation, business, results of operations and financial condition and we may have difficulty obtaining product liability and other insurance coverage.
As a manufacturer and distributor of a wide variety of products, including monitoring instruments, products used in offshore oil and gas production, products used in transportation and commercial aviation and products used in medical devices (most recently including X-ray detectors and generators), our results of operations are susceptible to adverse publicity regarding the quality or safety of our products. In part, product liability claims challenging the safety of our products may result in a decline in sales for a particular product, which could adversely affect our results of operations. This could be the case even if the claims themselves are proven untrue or settled for immaterial amounts.
While we have general liability and other insurance policies concerning product liabilities, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot assure that, for 2018 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
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
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, DALSA has a single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. LeCroy continues to outsource a portion of its research and development activities to a third party engineering firm in Malaysia where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources or supplier-imposed rationing of scarce components could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Continuing economic pressure on suppliers may also trigger increased pricing or workforce reductions or reduced workweeks and a shrinking supply base, possibly creating longer lead times to obtain needed components for our products, delays in material acceptance and a greater risk of receiving counterfeit parts.
Some of our commercial product lines may have one or a limited number of customers, the loss of which could adversely affect our business or financial results.
While no commercial customer accounted for more than 10% of our total sales during 2017, 2016 and 2015 and we have hundreds of customers in the various industries that we serve, some of our product lines may have one or a few key customers the loss of which could adversely affect our business or financial results. In 2017, 2016 or 2015, no commercial customer accounted for more than 3.0% of total sales.
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
Weaker demand for coal and gas-fired power plants, as evidenced by recent restructurings at power asset divisions of General Electric and Siemens, could result in lower sales of our instruments, systems and services for liquid and air analysis, process management and emissions compliance.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell a portion of our products through third parties such as distributors, value-added resellers and OEMs (collectively “distributors”). Using third parties for distribution exposes Teledyne to many risks, including concentration, credit risk and compliance risks. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could have a material impact on our business. Competitors could also block our access to key distributors. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.
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
The U.S. Environmental Protection Agency (“EPA”) has focused on greenhouse gases (“GHGs”), maintaining GHGs threaten the public health and welfare of the American people. The EPA also maintains that GHG emissions from on-road vehicles contribute to that threat. The EPA’s endangerment finding covers emissions of six greenhouse gases. The EPA’s continuing efforts to limit GHG emissions could adversely affect our U.S. manufacturing operations, increase prices for energy, fuel and transportation, require us to accommodate changes in parameters, such as the way parts are manufactured, and may, in some cases, require us to redesign certain of our products. This, or other federal or state regulations, could lead to increased costs, which we may not be able to recover from customers, delays in product shipments and loss of market share to competitors.
For additional discussion of environmental matters, see the discussion under the caption “Other Matters - Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 14 to our Notes to Consolidated Financial Statements.

Our inability to attract and retain key personnel could have a material adverse effect on our future success.
Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. We also have a maturing workforce. Some of our businesses, including those in traveling wave tube design and development, draw from a pool of specialized engineering talent that is small and currently shrinking. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to sell, exit or reconfigure businesses, facilities or product lines that we determine no longer meet with our growth strategy or that should be consolidated.
Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy.  This review led to the decision to sell the net assets of the Printed Circuit Technology (“PCT”) business in 2016 and the general aviation piston engine businesses in 2011.   Over the years we have also consolidated some of our business units and facilities, including to deal with downturns in the defense and oil and gas industries, among other reasons.   In 2015, we began to consolidate some of our marine instrumentation businesses units and facilities, and it continued through 2017.  The operations of Teledyne Cormon are currently being relocated from the United Kingdom to Daytona Beach, Florida.   In 2017, we closed our remaining relays operations in Tijuana, Mexico, and relocated them to our owned Teledyne Relays’ facility in Hawthorne, California.   We may not be able to realize efficiencies and cost savings from our consolidation activities.  There is no assurance that our efforts will be successful.  If we do not successfully manage our current consolidation activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all.  In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.
Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. Teledyne DALSA’s semiconductor facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the Southeastern United States and Texas that have been threatened and struck by major hurricanes. In 2017 our businesses located in Houston were impacted by Hurricane Harvey and our business in Florida was threatened by Hurricanes Irma and Matthew. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. In June 2012, a tornado caused substantial damage to and interrupted business at our Teledyne Hastings Instruments facility in Hampton, Virginia. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
The environmental disaster triggered by the Deepwater Horizon rig explosion and oil spill in 2010 resulted in a moratorium on offshore oil and gas production in the Gulf of Mexico that adversely affected the results of operations of some of our Teledyne oil and gas businesses, although such adverse impact was offset, in part, by the products we manufacture that supported well-capping and environmental clean-up efforts. Environmental regulations enacted in the wake of the Deepwater Horizon rig explosion and oil spill in 2010 have resulted in increased compliance costs to some of our Teledyne oil and gas businesses. Similar future man-made disasters that limit or cease offshore oil and gas production or further exploration in the regions in which we sell our products could have a material adverse effect on our business, results of operations and financial condition.
Disasters that do not directly impact us can have an indirect adverse impact on our business. For example, in 2011 the earthquake in northern Japan and the related tsunami and severe flooding in Thailand resulted in certain of our customers delaying orders for our products because they were unable to obtain critical supplies from vendors in the impacted areas.

Teledyne Brown Engineering, Inc. has developed, built, and launched a multi user system for earth sensing that is affixed to the ISS. For the program to be financially successful, the 19 year-old ISS must continue to fly in a safe and human tended condition. While certain spaceflight risks, such as a high-velocity debris impact to the station causing significant structural damage or necessitating the evacuation of the ISS, have been regarded as small, if such event were to occur, the ISS program continuation could be threatened, jeopardizing our investment and potential revenue generation from ISS-based Earth imaging.
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
Our effective tax rate for 2017 was 20.8%, compared with 20.9% for 2016 and 24.3% for 2015. While in December 2017, the President signed the Tax Cuts and Jobs Act, which in general lowers corporate tax rates in the United States, a number of factors may impact our effective tax rates, which could reduce our net income and increase our tax payments, including:

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
We continue to implement enterprise resource planning software systems, which are intended to improve our business processes in certain business units. The costs associated with such systems can be significant and we could incur costs in excess of budgeted costs. Any technical or other difficulties in developing or implementing this initiative may increase the costs of the project and have an adverse effect on our operations and reporting processes, including our internal controls over financial reporting. As we make adjustments to operations as a result of this project, we may incur incremental expenses prior to realizing the benefits of a more efficient workforce and operating structure. Although implementation has occurred in only selected business units to date and efforts have been made to minimize adverse impacts on our controls, we cannot assure that all such impacts have been mitigated. Further, we may not realize anticipated cost improvements and greater efficiencies from the project.
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
Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions that could make the acquisition of control of Teledyne, in a transaction not approved by our Board of Directors, more difficult. We have also entered into Change in Control Severance Agreements with ten members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our company.
The market price of our Common Stock has fluctuated significantly since we became a public company, and could continue to do so.
Since we became an independent public company on November 29, 1999, the market price of our Common Stock has fluctuated substantially and fluctuations in our stock price could continue. In fiscal 2015, our stock price declined 15.2% and in fiscal 2016, our stock increased 38.7%, while in 2017 our stock price increased 47.3%. Additional information regarding our historical stock price is set forth in Part II, Item 5 of this Annual Report on Form 10-K.
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
The Company has 69 principal operating facilities in 16 states and six foreign countries. The Company’s executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. We maintain our facilities in good operating condition and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.
Information on the number, ownership and location of principal operating facilities by segment was as follows at February 27, 2018:

			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	14	14	California, Colorado, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Texas and Virginia	United States, Canada, Denmark and United Kingdom

Digital Imaging	10	5	California, Massachusetts, North Carolina and Pennsylvania	United States, Belgium, Canada, France, The Netherlands and United Kingdom

Aerospace and Defense Electronics	7	12	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States and United Kingdom

Engineered Systems	1	6	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom
Total	32	37

Item 3.	Legal Proceedings
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

High and low stock price:	High	Low
2016
1st Quarter	$90.85	$73.66
2nd Quarter	$101.66	$85.29
3rd Quarter	$110.61	$94.68
4th Quarter	$129.36	$101.90
2017
1st Quarter	$135.89	$119.67
2nd Quarter	$137.00	$121.58
3rd Quarter	$161.58	$127.75
4th Quarter	$186.54	$159.73
2018
1st Quarter (through February 26, 2018)	$201.40	$172.80
On February 26, 2018, the closing sale price of our Common Stock as reported by the New York Stock Exchange was $191.19 per share. As of February 23, 2018, there were 3,184 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
We intend to use future earnings to fund the development and growth of our businesses, including through potential acquisitions. We may also deploy cash to fund share repurchases. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
We have a stock repurchase program authorized by our Board of Directors. We repurchased 2,561,815 shares in 2015 under the program. No repurchases were made since 2015. See Note 8 to our Consolidated Financial Statements for additional information about our stock repurchase program.
Information relating to compensation plans under which our equity securities are outstanding for issuance is set forth in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
The following table presents our summary consolidated financial data. We derived the following historical selected financial data from our audited consolidated financial statements. Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Each fiscal year presented below contained 52 weeks except for fiscal year 2015 which contained 53 weeks. The five-year summary of selected financial data should be read in conjunction with the discussion under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Notes to Consolidated Financial Statements.
Five-Year Summary of Selected Financial Data

	2017	2016	2015	2014	2013
	(In millions, except per-share amounts)
Net sales	$2,603.8	$2,149.9	$2,298.1	$2,394.0	$2,338.6
Net income	$227.2	$190.9	$195.5	$217.7	$185.0
Net income attributable to Teledyne	$227.2	$190.9	$195.8	$217.7	$185.0
Basic earnings per common share	$6.45	$5.52	$5.55	$5.87	$4.96
Diluted earnings per common share	$6.26	$5.37	$5.44	$5.75	$4.87
Weighted average diluted common shares outstanding	36.3	35.5	36.0	37.9	38.0
Total assets	$3,846.4	$2,774.4	$2,717.1	$2,862.2	$2,751.1
Long-term debt and capital leases, less current portion	$1,069.3	$515.8	$761.5	$618.9	$549.0
Total stockholders’ equity	$1,947.3	$1,554.4	$1,344.1	$1,468.5	$1,518.7
Fiscal year 2017 includes the impact of the acquisition of e2v in March 2017, See Note 3 to our Consolidated Financial Statements for additional information about the e2v acquisition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Teledyne Technologies Incorporated provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer- and company-sponsored applied research center that augments our product development expertise.

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
Consistent with this strategy, in March 2017, we made our largest acquisition to date, e2v technologies plc (“e2v”). e2v provides high performance image sensors and custom camera solutions and application specific standard products for the machine vision market. In addition, e2v provides high performance space qualified imaging sensors and arrays for space science and astronomy. e2v also produces components and subsystems that deliver high reliability radio frequency power generation for healthcare, industrial and defense applications. Finally, the company provides high reliability semiconductors and board-level solutions for use in aerospace, space and communications applications. We made one other acquisition in 2017, five acquisitions in 2016 and three acquisitions in 2015.

In the third quarter of 2016, Teledyne completed the disposition of the net assets of its Printed Circuit Technology (“PCT”) business for $9.3 million in cash, resulting in no gain or loss. PCT was part of the Aerospace and Defense Electronics segment. In connection with the sale, we entered into a transition services agreement, effective July 8, 2016, to provide certain administrative services to facilitate the orderly transfer of the business operations to the buyer. The transition services agreement terminated in 2017. In addition, in 2016 we sold a former operating facility in California and recorded a pretax gain of $17.9 million.
As part of a continuing effort to reduce costs and improve operating performance, we may take actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. We continue to seek cost reductions in our businesses. The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2017	2016	2015
Instrumentation	$2.1	$10.6	$3.9
Digital Imaging	—	2.0	3.2
Aerospace and Defense Electronics	2.1	4.6	1.2
Engineered Systems	—	0.1	0.1
Total	$4.2	$17.3	$8.4

	2017	2016	2015
Severance	$3.8	$9.5	$8.4
Facility consolidations	0.4	7.8	—
Total	$4.2	$17.3	$8.4

	2017	2016	2015
Cost of sales	$2.8	$6.8	$3.7
Selling, general and administrative expenses	1.4	10.5	4.7
Total	$4.2	$17.3	$8.4
At December 31, 2017, $1.5 million remains to be paid related to these actions.
Recent Acquisitions
The Company spent $774.1 million, $93.4 million and $66.7 million on acquisitions and investments in 2017, 2016 and 2015, respectively, net of any cash acquired.
On March 28, 2017, Teledyne completed the acquisition of all of the outstanding common stock of e2v for $770.7 million, including stock options and assumed debt, net of $24.4 million of cash acquired. Most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations. Principally located in Chelmsford, United Kingdom and Grenoble, France, e2v had sales of approximately £236 million for its fiscal year ended March 31, 2016. e2v’s results have been included since the date of the acquisition and include $273.7 million in net sales and operating income of $37.3 million, which included $8.3 million in acquisition-related costs and $11.2 million in additional intangible asset amortization expense.
Fiscal year 2017 includes pretax charges of $27.0 million related to the acquisition of e2v, which included $13.0 million in transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs recorded to selling, general and administrative expenses, $5.7 million in inventory fair value step-up amortization expense recorded to cost of sales, $6.0 million related to a foreign currency option contract expense to hedge the e2v purchase price recorded as other expense and $2.3 million in bank bridge facility commitment expense recorded to interest expense. Of these amounts, $8.3 million impacted segment operating income.
On July 20, 2017 Teledyne Instruments, Inc. completed the acquisition of assets of Scientific Systems, Inc. (“SSI”) for $31.0 million in cash. A subsequent cash payment of $0.3 million related to a purchase price adjustment was made in 2017. Headquartered in State College, Pa., SSI is a manufacturer of precision components and specialized subassemblies used primarily in analytical and diagnostic instrumentation, such as high performance liquid chromatography (HPLC) systems and specific medical devices. SSI designs and manufactures high pressure positive-displacement piston pumps for a wide variety of analytical, clinical, sample prep and fluid-metering applications and is part of the Instrumentation segment.
On November 2, 2016, Teledyne Instruments, Inc. acquired assets of IN USA, Inc. (“IN USA”), headquartered in Norwood, Massachusetts, for $10.2 million in cash. IN USA is a manufacturer of a range of ozone generators, ozone analyzers and other gas monitoring instruments utilizing ultraviolet and infrared based technologies. Teledyne relocated and consolidated manufacturing into the new, owned facility of Teledyne Advanced Pollution Instrumentation in San Diego, California. On

December 6, 2016, Teledyne Instruments, Inc. acquired Hanson Research Corporation (“Hanson Research”), headquartered in Chatsworth, California, for $25.0 million, net of cash acquired. Hanson Research specializes in analytical instrumentation for the pharmaceutical industry. On May 3, 2016, Teledyne DALSA, Inc., a Canadian-based subsidiary, acquired the assets and business of CARIS, Inc. (“CARIS”), based in Fredericton, New Brunswick, Canada, for $26.2 million, net of cash acquired. CARIS is a leading developer of geospatial software designed for the hydrographic and marine community. On April 15, 2016, Teledyne LeCroy, Inc., a U.S.-based subsidiary, acquired assets of Quantum Data, Inc. (“Quantum Data”), based in Elgin, Illinois, for $17.3 million in cash. Quantum Data is a market leader in video protocol analysis test tools. On April 6, 2016, Teledyne LeCroy, Inc. also acquired Frontline Test Equipment, Inc. (“Frontline”), based in Charlottesville, Virginia, for $13.7 million in cash. Frontline is a market leader in wireless protocol analysis test tools.
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
Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2017 contained 52 weeks, fiscal year 2016 contained 52 weeks and fiscal year 2015 contained 53 weeks. The following are selected financial highlights for 2017, 2016 and 2015 (in millions, except per-share amounts):

	2017	2016	2015
Net sales	$2,603.8	$2,149.9	$2,298.1
Costs and Expenses
Cost of sales	1,612.2	1,318.0	1,427.8
Selling, general and administrative expenses	656.0	578.1	588.6
Total costs and expenses	2,268.2	1,896.1	2,016.4

Operating Income	335.6	253.8	281.7
Interest and debt expense, net	(33.1)	(23.2)	(23.9)
Other income/(expense), net	(15.5)	10.7	0.4
Income before income taxes	287.0	241.3	258.2
Provision for income taxes	59.8	50.4	62.7
Net income	227.2	190.9	195.5
Noncontrolling interest	—	—	0.3
Net income attributable to Teledyne	$227.2	$190.9	$195.8

Basic earnings per common share	$6.45	$5.52	$5.55

Diluted earnings per common share	$6.26	$5.37	$5.44

Our businesses are aligned in four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2017, 2016 and 2015 are summarized in the following table:

	Percentage of Total Sales
Segment contribution to total sales:	2017	2016	2015
Instrumentation	36%	41%	46%
Digital Imaging	27%	18%	16%
Aerospace and Defense Electronics	26%	29%	26%
Engineered Systems	11%	12%	12%
	100%	100%	100%

Results of Operations
2017 compared with 2016

Net sales (dollars in millions)	2017	2016	% Change

Instrumentation	$953.9	$876.7	8.8%
Digital Imaging	693.5	398.7	73.9%
Aerospace and Defense Electronics	670.2	615.9	8.8%
Engineered Systems	286.2	258.6	10.7%
Total net sales	$2,603.8	$2,149.9	21.1%

Results of operations (dollars in millions)	2017	2016	% Change
	(in millions)
Instrumentation	$127.4	$109.8	16.0%
Digital Imaging	108.4	45.9	136.2%
Aerospace and Defense Electronics	124.9	112.1	11.4%
Engineered Systems	37.7	32.1	17.4%
Corporate expense	(62.8)	(46.1)	36.2%
Operating income	335.6	253.8	32.2%
Interest and debt expense, net	(33.1)	(23.2)	42.7%
Other income/(expense), net	(15.5)	10.7	*
Income before income taxes	287.0	241.3	18.9%
Provision for income taxes	59.8	50.4	18.7%
Net income	$227.2	$190.9	19.0%
* not meaningful

Sales and cost of sales by segment and total company (dollars in millions):

	2017	2016	Change
Instrumentation
Net sales	$953.9	$876.7	$77.2
Cost of sales	$546.0	$494.6	$51.4
Cost of sales % of net sales	57.2%	56.4%

Digital Imaging
Net sales	$693.5	$398.7	$294.8
Cost of sales	$431.1	$239.4	$191.7
Cost of sales % of net sales	62.2%	60.0%

Aerospace and Defense Electronics
Net sales	$670.2	$615.9	$54.3
Cost of sales	$410.1	$377.5	$32.6
Cost of sales % of net sales	61.2%	61.3%

Engineered Systems
Net sales	$286.2	$258.6	$27.6
Cost of sales	$225.0	$206.5	$18.5
Cost of sales % of net sales	78.6%	79.9%

Total Company
Net sales	$2,603.8	$2,149.9	$453.9
Cost of sales	$1,612.2	$1,318.0	$294.2
Cost of sales % of net sales	61.9%	61.3%

We reported net sales of $2,603.8 million in 2017, compared with net sales of $2,149.9 million for 2016, an increase of 21.1%. Net income was $227.2 million ($6.26 per diluted share) for 2017, compared with net income of $190.9 million ($5.37 per diluted share) for 2016, an increase of 19.0%.
Total year 2017 and 2016 reflected pretax charges totaling $4.2 million and $17.3 million, respectively, for severance and facility consolidation charges. Net income for 2017 and 2016 also included net discrete tax benefits of $21.9 million and $10.9 million, respectively. Total year 2017 also includes provisional charges of $4.7 million for the estimated impact of the Tax Cuts and Jobs Act (“Tax Act”). Net income for 2017 and 2016 included pretax charges totaling $27.0 million and $7.9 million, respectively, related to e2v acquisition related expenses. We also recorded a gain in 2016 of $17.9 million on the sale of a former operating facility in California.
Net sales
The increase in net sales in 2017, compared with 2016, reflected higher sales in each segment. Sales in 2017 included revenue growth of $155.9 million plus $298.0 million in incremental net sales from recent acquisitions, primarily e2v, and the PCT divestiture. The incremental sales from the e2v acquisition in 2017 was $273.7 million.
Sales under contracts with the U.S. Government were approximately 24% of sales in 2017 and 27% of sales in 2016. Sales to international customers represented approximately 46% of sales in 2017 and 43% of sales in 2016.
Cost of Sales
Total company cost of sales increased by $294.2 million in 2017, compared with 2016, which primarily reflected the impact of higher net sales. The total company cost of sales as a percentage of sales for 2017 was 61.9%, compared with 61.3% for 2016.
Selling, general and administrative expenses
Selling, general and administrative expenses, including Company-funded research and development and bid and proposal expense, in total dollars were higher in 2017, compared with 2016. The increase reflected the impact of higher sales, partially offset by lower severance and facility consolidation expenses of $9.1 million. Corporate administrative expense in 2017 was $62.8 million, compared with $46.1 million in 2016. The increase in corporate administrative expense reflected higher compensation expense and $10.4 million in acquisition transaction expense related to the e2v acquisition in 2017. Corporate administrative expense in 2016 reflected $1.9 million in acquisition transaction expense related to the e2v acquisition. For 2017, we recorded a total of $14.2 million in stock option expense, of which $4.5 million was recorded as corporate expense and $9.7 million was recorded in the operating segment results. For 2016, we recorded a total of $11.6 million in stock option expense, of which $3.2 million was recorded as corporate expense and $8.4 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales was 25.2% for 2017, compared with 26.9% for 2016 and reflected the impact of the e2v acquisition which carried a lower selling, general and administrative expense percentage than the other Teledyne businesses and lower severance and facility consolidation expenses.
Pension Income/Expense
Included in operating income in 2017 was pension income of $2.7 million compared with pension income of $2.2 million in 2016. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $13.8 million for both 2017 and 2016. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income for 2017 was $335.6 million, compared with $253.8 million for 2016, an increase of 32.2%. The increase in operating income primarily reflected higher operating income in each segment, partially offset by higher corporate expense. Operating income in 2017 and 2016 included $4.2 million and $17.3 million in severance and facility consolidation costs, respectively. The incremental operating income included in the results for 2017 from recent acquisitions was $43.8 million which included $13.0 million in additional intangible asset amortization expense.
Interest Expense and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $35.5 million in 2017 compared with $23.6 million in 2016 and reflected the impact of higher debt levels in 2017 due to the acquisition of e2v. Interest income was $2.4 million in 2017 and $0.3 million in 2016. Other expense in 2017 and 2016 reflected $6.0 million and $5.5 million, respectively, of expense for a foreign currency option contract related to the e2v acquisition. Other income for 2016 included a gain of $17.9 million on the sale of a former operating facility in California.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a tax on deemed repatriation of non-U.S. earnings. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. In accordance with the Tax Act, the Company will elect to pay the repatriation tax liability over a period of eight years, with the first installment of $3.1 million due in 2018. The remainder of the tax liability is recorded in non-current income tax payable. The repatriation tax resulted in a net tax expense of $26.2 million and the remeasurement of U.S. deferred tax assets and liabilities resulted in a net tax benefit of $21.5 million. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. These adjustments to the provisional charge related to the Tax Act will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.
The Company’s effective tax rate for 2017 was 20.8%, compared with 20.9% for 2016. Total year 2017 reflected $21.9 million in net discrete income tax benefits, which included an $8.5 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable and a $8.5 million income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitation, partially offset by $4.6 million related to adjustments for uncertain tax positions. Total year 2017 also includes $8.8 million in net discrete tax benefits related to share-based accounting.
Total year 2016 reflected $10.9 million in net discrete income tax benefits. The net discrete income tax benefits of $10.9 million, includes $6.7 million in income tax expense related to the $17.9 million gain on the sale of the operating facility and a $8.5 million income tax benefit related to the adoption of ASU No. 2016-09, as well as $9.1 million income tax benefit for the remeasurement of uncertain tax positions due to the expiration of statute of limitations, the release of valuation allowances and a favorable tax ruling in the Netherlands.
Excluding the net discrete income tax benefits in both years, and the gain and related taxes on the operating facility sale in 2016, the effective tax rates would have been 26.8% for 2017 and 27.4% for 2016.

2016 Compared with 2015

Sales (dollars in millions)	2016	2015	% Change

Instrumentation	$876.7	$1,051.1	(16.6)%
Digital Imaging	398.7	379.0	5.2%
Aerospace and Defense Electronics	615.9	593.4	3.8%
Engineered Systems	258.6	274.6	(5.8)%
Total sales	$2,149.9	$2,298.1	(6.4)%

Results of operations (dollars in millions)	2016	2015	% Change

Instrumentation	$109.8	$171.0	(35.8)%
Digital Imaging	45.9	40.0	14.8%
Aerospace and Defense Electronics	112.1	84.8	32.2%
Engineered Systems	32.1	26.1	23.0%
Corporate expense	(46.1)	(40.2)	14.7%
Operating income	253.8	281.7	(9.9)%
Interest and debt expense, net	(23.2)	(23.9)	(2.9)%
Other income, net	10.7	0.4	*
Income before income taxes	241.3	258.2	(6.5)%
Provision for income taxes	50.4	62.7	(19.6)%
Net income	190.9	195.5	(2.4)%
Noncontrolling interest	—	0.3	(100.0)%
Net income attributable to Teledyne	$190.9	$195.8	(2.5)%
* not meaningful

Sales and cost of sales by segment and total company (dollars in millions):

	2016	2015	Change
Instrumentation
Net sales	$876.7	$1,051.1	$(174.4)
Cost of sales	$494.6	$589.8	$(95.2)
Cost of sales % of net sales	56.4%	56.1%

Digital Imaging
Net sales	$398.7	$379.0	$19.7
Cost of sales	$239.4	$228.0	$11.4
Cost of sales % of net sales	60.0%	60.1%

Aerospace and Defense Electronics
Net sales	$615.9	$593.4	$22.5
Cost of sales	$377.5	$383.8	$(6.3)
Cost of sales % of net sales	61.3%	64.7%

Engineered Systems
Net sales	$258.6	$274.6	$(16.0)
Cost of sales	$206.5	$226.2	$(19.7)
Cost of sales % of net sales	79.9%	82.4%

Total Company
Net sales	$2,149.9	$2,298.1	$(148.2)
Cost of sales	$1,318.0	$1,427.8	$(109.8)
Cost of sales % of net sales	61.3%	62.1%

We reported 2016 net sales of $2,149.9 million, compared with net sales of $2,298.1 million for 2015, a decrease of 6.4%. Net income attributable to Teledyne was $190.9 million ($5.37 per diluted share) for 2016, compared with net income attributable to Teledyne of $195.8 million ($5.44 per diluted share) for 2015, a decrease of 2.5%.
Total year 2016 and 2015 reflected pretax charges totaling $17.3 million and $8.4 million, respectively, for severance and facility consolidation charges. Net income for 2016 and 2015 also included net discrete tax benefits of $10.9 million and $9.8 million, respectively. We also recorded a gain in 2016 of $17.9 million on the sale of a former operating facility in California, and incurred pretax charges totaling $7.9 million related to the e2v acquisition.
Net Sales
The decrease in net sales in 2016, compared with 2015, reflected lower sales in the Instrumentation and Engineered Systems segments, partially offset by higher sales in the Aerospace and Defense and Electronics and Digital Imaging segments. Sales in the Instrumentation segment reflected $15.6 million of incremental sales from recent acquisitions while sales in the Digital Imaging segment reflected $9.6 million of incremental sales from recent acquisitions.
Sales under contracts with the U.S. Government were approximately 27% of sales in 2016 and 26% of sales in 2015. Sales to international customers represented approximately 43% of sales in 2016 and 44% of sales in 2015.
Cost of Sales
Total company cost of sales decreased by $109.8 million in 2016, compared with 2015, which primarily reflected the impact of lower sales. The total company cost of sales as a percentage of sales for 2016 was 61.3%, compared with 62.1% for 2015.
Selling, general and administrative expenses
Selling, general and administrative expenses, including Company-funded research and development and bid and proposal expense, in total dollars were lower in 2016, compared with 2015. The decrease reflected the impact of lower sales, partially offset by higher severance and facility consolidation expenses of $5.8 million. Corporate administrative expense in 2016 was $46.1 million, compared with $40.2 million in 2015, an increase of 14.7%. The increase in corporate administrative expense reflected higher professional fees expense, including $1.9 million related to the e2v acquisition. For 2016, we recorded a total of $11.6 million in stock option expense, of which $3.2 million was recorded as corporate expense and $8.4 million was recorded in the operating segment results. For 2015, we recorded a total of $12.2 million in stock option expense, of which $3.4 million was recorded as corporate expense and $8.8 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales, was 26.9% for 2016, compared with 25.6% for 2015 and reflected the impact of higher research and development and bid and proposal expense, higher severance and facility consolidation expenses and professional fees expense related to the e2v acquisition.
Pension Income/Expense
Included in operating income in 2016 was pension income of $2.2 million compared with pension expense of $3.0 million in 2015. The change to pension income in 2016 from pension expense in 2015 primarily reflected the impact of using a 4.91 percent discount rate to determine the benefit obligation for the domestic plan in 2016 compared with a 4.50 percent discount rate used in 2015. Included in the $3.0 million of pension expense in 2015, in the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million. Pension expense allocated to contracts pursuant to CAS was $13.8 million for both 2016 and 2015. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income for 2016 was $253.8 million, compared with $281.7 million for 2015, a decrease of 9.9%. The decrease in operating income primarily reflected the impact of lower sales. Operating income in 2016 and 2015 included $17.3 million and $8.4 million in severance and facility consolidation costs, respectively. The incremental operating loss included in the results for 2016 from recent acquisitions was $0.6 million which included $1.3 million in additional intangible asset amortization expense. Operating income in 2016 included pension income of $2.2 million compared to pension expense of $3.0 million in 2015.
Interest Expense and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $23.6 million in 2016 compared with $24.0 million in 2015. Interest income was $0.3 million in 2016 and $0.1 million in 2015. Other income for 2016 included the gain of $17.9 million on the sale of a former operating facility in California. Other income and expense in 2016 reflected $5.5 million of expense for a foreign currency hedge contract related to the e2v acquisition. Other income and expense in 2015 included net gains on legal settlements of $3.0 million.

Income Taxes
The Company’s effective tax rate for 2016 was 20.9%, compared with 24.3% for 2015. Total year 2016 reflected $10.9 million in net discrete income tax benefits. The net discrete income tax benefits of $10.9 million, includes $6.7 million in income tax expense related to the $17.9 million gain on the sale of the operating facility and an $8.5 million income tax benefit related to the adoption of ASU No. 2016-09, as well as $9.1 million income tax benefit for the remeasurement of uncertain tax positions due to the expiration of statute of limitations, the release of valuation allowances and a favorable tax ruling in the Netherlands. Total year 2015 included net discrete tax benefits of $9.8 million primarily related to the remeasurement of uncertain tax positions which were mainly due to the expiration of statute of limitations and the release of valuation allowances. Total year 2016 and 2015 also included $4.1 million and $5.9 million in federal research and development tax credits, respectively. Excluding the net discrete income tax benefits in both years, and the gain and related taxes on the operating facility sale in 2016, the effective tax rates would have been 27.4% for 2016 and 28.1% for 2015.
Segments
The following discussion of our four segments should be read in conjunction with Note 12 to the Notes to Consolidated Financial Statements.
Instrumentation

(Dollars in millions)	2017	2016	2015
Net sales	$953.9	$876.7	$1,051.1
Cost of sales	$546.0	$494.6	$589.8
Selling, general and administrative expenses	$280.5	$272.3	$290.3
Operating income	$127.4	$109.8	$171.0
Cost of sales % of net sales	57.2%	56.4%	56.1%
Selling, general and administrative expenses % of net sales	29.4%	31.1%	27.6%
Operating income % of net sales	13.4%	12.5%	16.3%
International sales % of net sales	53.7%	53.8%	58.2%
U.S. Government sales % of net sales	6.8%	8.5%	5.8%
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2017 compared with 2016
Our Instrumentation segment net sales were $953.9 million in 2017 compared with net sales of $876.7 million in 2016, an increase of 8.8%. Operating income was $127.4 million in 2017, compared with $109.8 million in 2016, an increase of 16.0%.
The 2017 net sales increase primarily resulted from higher sales of environmental instrumentation, test and measurement instrumentation and marine instrumentation, as well as the contribution from recent acquisitions. Sales of environmental instrumentation increased $44.2 million and primarily reflected higher sales of air monitoring instruments and $23.4 million in incremental sales from recent acquisitions. Sales of test and measurement instrumentation increased $21.0 million and included $9.7 million in incremental sales from recent acquisitions. Sales of marine instrumentation increased by $12.0 million and primarily reflected higher sales of sensors for energy exploration and autonomous subsea vehicles, partially offset by reduced sales of interconnect systems. The increase in operating income was primarily due to greater sales and improved margins for environmental and test and measurement instrumentation and lower severance, facility consolidation expenses. Total year 2017 included $8.5 million in lower severance and facility consolidation costs. The incremental operating income from recent acquisitions was $3.7 million, which included $1.9 million in additional intangible asset amortization.
Cost of sales increased by $51.4 million in 2017, compared with 2016, and primarily reflected the impact of higher net sales, partially offset by lower severance and facility consolidation expenses. The cost of sales percentage increased to 57.2% in 2017 from 56.4% in 2016. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2017, increased by $8.2 million, compared with 2016, and primarily reflected the impact of higher net sales. Selling, general and administrative expenses for 2017, as a percentage of sales, decreased to 29.4%, compared with 31.1% for 2016 and reflected the impact of lower severance and facility consolidation expenses.

2016 compared with 2015
Our Instrumentation segment net sales were $876.7 million in 2016 compared with sales of $1,051.1 million in 2015, a decrease of 16.6%. Operating income was $109.8 million in 2016, compared with $171.0 million in 2015, a decrease of 35.8%.
The 2016 sales decrease primarily resulted from lower sales of marine instrumentation partially offset by increased sales of test and measurement instrumentation. Sales for marine instrumentation decreased $195.3 million and primarily reflected lower sales of interconnect systems and other marine sensors for energy exploration and production, as a result of weak energy markets, partially offset by higher sales of interconnects and marine systems for U.S. Government applications. Sales of test and measurement instrumentation increased $19.5 million and included $15.4 million in incremental sales from recent acquisitions. Sales of environmental instrumentation increased $1.4 million. The decrease in operating income primarily reflected the impact of lower sales and also reflected $6.8 million in higher severance and facility consolidation costs compared with 2015. The incremental operating income from recent acquisitions was $0.9 million, which included $0.8 million in additional intangible asset amortization.
Cost of sales decreased by $95.2 million in 2016, compared with 2015, and primarily reflected the impact of lower net sales, partially offset by higher severance and facility consolidation expenses. The cost of sales percentage increased slightly to 56.4% from 56.1%. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2016, decreased by $18.0 million, compared with 2015, and primarily reflected the impact of lower net sales. Selling, general and administrative expenses for 2016, as a percentage of net sales, increased to 31.1%, compared with 27.6% for 2015 and reflected the impact of lower sales while certain fixed costs decreased slightly.

Digital Imaging

(Dollars in millions)	2017	2016	2015
Net sales	$693.5	$398.7	$379.0
Cost of sales	$431.1	$239.4	$228.0
Selling, general and administrative expenses	$154.0	$113.4	$111.0
Operating income	$108.4	$45.9	$40.0
Cost of sales % of net sales	62.2%	60.0%	60.1%
Selling, general and administrative expenses % of net sales	22.2%	28.5%	29.3%
Operating income % of net sales	15.6%	11.5%	10.6%
International sales % of net sales	63.7%	54.7%	51.0%
U.S. Government sales % of net sales	12.4%	18.3%	20.8%
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes our sponsored and centralized research laboratories which benefit government programs and commercial businesses.
2017 compared with 2016
Our Digital Imaging segment net sales were $693.5 million in 2017, compared with net sales of $398.7 million in 2016, an increase of 73.9%. Operating income was $108.4 million in 2017, compared with $45.9 million in 2016, an increase of 136.2%.
The 2017 net sales increase reflected $228.1 million in incremental sales from recent acquisitions, primarily e2v. Total year 2017 also reflected higher sales of machine vision cameras for industrial applications, MEMS, geospatial hardware and software and X-ray detectors for life sciences applications. The increase in operating income in 2017, compared with 2016, reflected the impact of higher net sales, favorable product mix and incremental operating profit from e2v, partially offset by acquisition-related charges of $8.0 million. The incremental operating income included in the results for 2017 from recent acquisitions was $32.1 million, which included $9.6 million in additional intangible asset amortization expense.
Cost of sales for 2017 increased by $191.7 million, compared with 2016, and reflected the impact of higher sales. The cost of sales percentage in 2017 increased to 62.2% compared with 60.0% in 2016 and reflected the impact of the e2v acquisition which carried a higher cost of sales percentage than the other digital imaging businesses collectively. Selling, general and administrative expenses for 2017 increased to $154.0 million, compared with $113.4 million in 2016 and reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased to 22.2% in 2017 from 28.5% in 2016 and reflected the impact of the e2v acquisition which carried a lower selling, general and administrative expense percentage than the other digital imaging businesses collectively and lower research and development expense.

2016 compared with 2015
Our Digital Imaging segment net sales were $398.7 million in 2016, compared with net sales of $379.0 million in 2015, an increase of 5.2%. Operating income was $45.9 million in 2016, compared with $40.0 million in 2015, an increase of 14.8%.
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
Cost of sales for 2016 increased by $11.4 million, compared with 2015, and primarily reflected the impact of higher net sales. The cost of sales percentage in 2016 decreased slightly. Selling, general and administrative expenses for 2016, increased slightly to $113.4 million, compared with $111.0 million in 2015 and primarily reflected higher research and development expense and the impact of higher sales, partially offset by lower general and administrative costs. The selling, general and administrative expense percentage decreased to 28.5% in 2016 from 29.3% in 2015.

Aerospace and Defense Electronics

(Dollars in millions)	2017	2016	2015
Net sales	$670.2	$615.9	$593.4
Cost of sales	$410.1	$377.5	$383.8
Selling, general and administrative expenses	$135.2	$126.3	$124.8
Operating income	$124.9	$112.1	$84.8
Cost of sales % of net sales	61.2%	61.3%	64.7%
Selling, general and administrative expenses % of net sales	20.2%	20.5%	21.0%
Operating income % of net sales	18.6%	18.2%	14.3%
International sales % of net sales	33.7%	32.6%	31.8%
U.S. Government sales % of net sales	33.6%	34.2%	37.7%
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries. In the third quarter of 2016, Teledyne completed the disposition of the net assets of its PCT business. Sales for this business totaled $10.1 million and $16.6 million for 2016 and 2015, respectively. For 2016, PCT reported a pretax loss of $3.1 million, compared with a pretax loss of $3.9 million in 2015.
2017 compared with 2016
Our Aerospace and Defense Electronics segment sales were $670.2 million in 2017, compared with sales of $615.9 million in 2016, an increase of 8.8%. Operating income was $124.9 million in 2017, compared with $112.1 million in 2016, an increase of 11.4%.
The 2017 sales increase reflected $52.3 million of higher sales of microwave and interconnect systems and higher sales of $14.3 million of avionics products and electronic relays, partially offset by $12.3 million of lower sales for electronic manufacturing services products. The higher sales of microwave and interconnect systems included $46.7 million in sales from e2v. The lower sales from electronic manufacturing services products reflected $10.1 million in lower sales from the PCT business sold in July 2016. Operating income in 2017 reflected the impact of higher sales, overall improved margins and favorable product mix. The incremental operating income included in the results for 2017 from e2v was $8.0 million, which included $1.5 million in additional intangible asset amortization expense.
Cost of sales for 2017 increased by $32.6 million, compared with 2016, and reflected the impact of higher net sales. Cost of sales as a percentage of sales for 2017 decreased slightly to 61.2% from 61.3% in 2016. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $135.2 million in 2017, compared with $126.3 million in 2016 and reflected the impact of higher net sales. The selling, general and administrative expense percentage in 2017 decreased slightly to 20.2% from 20.5% for 2016.

2016 compared with 2015
Our Aerospace and Defense Electronics segment net sales were $615.9 million in 2016, compared with net sales of $593.4 million in 2015, an increase of 3.8%. Operating income was $112.1 million in 2016, compared with $84.8 million in 2015, an increase of 32.2%.
Sales for 2016, compared with 2015, increased by $22.5 million and reflected higher sales of $26.3 million from avionics products and electronic relays partially offset by lower sales of $3.7 million from electronic manufacturing services products. The lower sales from electronic manufacturing services products reflected $6.5 million in lower sales from the PCT business sold in July 2016. Operating income in 2016 increased by $27.3 million and reflected the impact of higher sales, as well as overall improved margins, partially offset by $3.4 million in higher severance and facility and consolidation costs. Operating income in 2016 reflected higher pension income of $2.4 million and 2015 included the reversal of facility and consolidation reserves of $1.7 million no longer needed.
Cost of sales for 2016 decreased by $6.3 million, compared with 2015, and reflected the impact of product mix changes and higher pension income and higher pension income. Cost of sales as a percentage of sales for 2016 decreased to 61.3% from 64.7% in 2015 and reflected product mix differences and the impact of higher pension income. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased slightly to $126.3 million in 2016, compared with $124.8 million in 2015. The selling, general and administrative expense percentage in 2016 decreased to 20.5% from 21.0% for 2015.

Engineered Systems

(Dollars in millions)	2017	2016	2015
Net sales	$286.2	$258.6	$274.6
Cost of sales	$225.0	$206.5	$226.2
Selling, general and administrative expenses	$23.5	$20.0	$22.3
Operating income	$37.7	$32.1	$26.1
Cost of sales % of net sales	78.6%	79.9%	82.4%
Selling, general and administrative expenses % of net sales	8.2%	7.7%	8.1%
Operating income % of net sales	13.2%	12.4%	9.5%
International sales % of net sales	10.0%	11.2%	9.9%
U.S. Government sales % of net sales	85.2%	85.0%	85.4%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2017 compared with 2016
Our Engineered Systems segment net sales were $286.2 million in 2017, compared with net sales of $258.6 million in 2016, an increase of 10.7%. Operating income was $37.7 million in 2017, compared with $32.1 million in 2016, an increase of 17.4%.
The 2017 sales increase of $27.6 million reflected higher sales of $20.1 million of engineered products and services and $9.0 million of turbine engines, partially offset by lower sales of $1.5 million of energy systems products. The higher sales of engineered products and services primarily reflected greater sales from missile defense, space and marine manufacturing programs. The higher sales of turbine engines reflected greater sales for the JASSM missile program. Operating income in 2017 reflected the impact of higher net sales and a greater proportion of higher margin manufacturing programs.
Cost of sales for 2017 increased by $18.5 million, compared with 2016, and reflected the impact of higher net sales. Cost of sales as a percentage of sales for 2017 decreased to 78.6%, compared with 79.9% in 2016. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $23.5 million in 2017, compared with $20.0 million in 2016, and reflected the impact of higher sales. The selling, general and administrative expense percentage increased to 8.2% for 2017, compared with 7.7% in 2016.

2016 compared with 2015
Our Engineered Systems segment net sales were $258.6 million in 2016, compared with net sales of $274.6 million in 2015, a decrease of 5.8%. Operating income was $32.1 million in 2016, compared with $26.1 million in 2015, an increase of 23.0%.
The 2016 sales decrease of $16.0 million reflected lower sales of engineered products and services of $12.7 million and lower energy system products of $4.8 million, partially offset by higher sales of turbine engine sales of $1.5 million. The lower sales of engineered products and services primarily resulted from decreased sales of space and missile defense programs. The lower energy systems sales reflected lower sales of commercial hydrogen generators, as well as government energy systems. Operating income in 2016 reflected improved margins for engineered products and services and higher pension income of $2.5 million, partially offset by the impact of lower net sales.
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
Financial Condition, Liquidity and Capital Resources
Principal Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements, as well as acquisitions. We may also deploy cash for the stock repurchase program. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund acquisitions in 2018. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Credit Facility, Senior Notes and Term Loans
In March 2017, Teledyne entered into a $100.0 million term loan with a maturity date of October 30, 2019. Subsequently, in March 2017, Teledyne entered into a cross currency swap to effectively convert the $100.0 million term loan to a €93.0 million denominated instrument with a fixed euro interest rate of 0.7055%. The proceeds from the term loan were used in connection with the acquisition of e2v. On April 18, 2017, Teledyne entered into a note purchase agreement for a private placement of €250.0 million of senior unsecured notes due through April 2024. Teledyne used the proceeds of this private placement note issuance, among other things, to repay indebtedness and for general corporate purposes. In September 2017, Teledyne repaid the $100.0 million 4.74% fixed rate senior notes at their maturity.
In December 2016, the Company entered into an amendment relating to unsecured term loans of $182.5 million in aggregate principal amount (the “Term Loans”) to extend the maturity date of the Term Loans from March 2019 to January 2022 and extending the date on which amortization of principal begins; and generally lowering the applicable rate for base rate and Eurocurrency loans. The other material terms of the Term Loans, including covenants, remain unchanged. In November 2015, the Company issued $125.0 million in aggregate principal amount of senior unsecured notes (“senior unsecured notes”). The notes consisted of $25.0 million of 2.81% senior unsecured notes due in November 2020, and $100.0 million of 3.28% senior unsecured notes due in November 2022. Also in December 2015, the Company amended the $750.0 million unsecured credit facility (“credit facility”) to extend the maturity from March 2018 to December 2020. Excluding interest and fees, no payments are due under the credit facility until it matures. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit facility also provides for facility fees that vary between 0.12% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time.

Long-term debt (in millions):	December 31, 2017	January 1, 2017
$750.0 million credit facility, due December 2020, weighted average rate of 2.72% at December 31, 2017	$165.0	$—
Term Loans due through January 2022, weighted average rate of 2.94% at December 31, 2017, and 1.90% at January 1, 2017	175.5	182.5
Term loan due October 2019, variable rate of 2.80% swapped to a Euro fixed rate of 0.7055% at December 31, 2017	100.0	—
4.74% Fixed Rate Senior Notes due and repaid September 2017	—	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	60.0	—
0.92% €100 Million Fixed Rate Senior Notes due April 2023	120.0	—
1.09% €100 Million Fixed Rate Senior Notes due April 2024	120.0	—
Other debt	2.7	4.2
Total long-term debt	1,068.2	611.7
Current portion of long-term debt and debt issue costs	(4.3)	(102.0)
Total long-term debt, net of current portion	$1,063.9	$509.7
At December 31, 2017, we had $6.7 million in capital leases, of which $1.3 million is current and had $29.6 million in outstanding letters of credit.
Our credit facility, senior notes and term loans agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 31, 2017, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.
Financial covenant ratios and the actual ratios at December 31, 2017:

$750.0 million Credit Facility expires December 2020 and $175.5 million term loans due through January 2022 (issued in October 2012) and $100.0 million term loan due October 2019 (issued March 2017)

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.3 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	12.0 to 1

$625.0 million Private Placement Senior Notes due from 2019 to 2024

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.3 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	12.0 to 1

(a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

(b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

In the event of an acquisition, our debt instruments permit us, at our option, to exceed the Consolidated Leverage Ratio of 3.25 to 1 for up to four quarters following the fiscal quarter in which the acquisition event occurs, provided that the Consolidated Leverage Ratio does not exceed 3.5 to 1.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $558.7 million at December 31, 2017.
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. At December 31, 2017, no amounts were outstanding under this credit line. At January 1, 2017, $3.5 million was outstanding under the credit line.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 31, 2017. We have not included information on our normal recurring purchases of materials for use in our operations.
The amounts in the following table are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature:

Contractual obligations (in millions):	2018	2019	2020	2021	2022	After 2022	Total
Debt obligations	$2.3	$136.0	$105.1	$102.4	$482.0	$240.4	$1,068.2
Interest expense(a)	29.9	22.8	21.0	18.5	12.2	3.3	107.7
Operating lease obligations	22.4	18.7	17.6	15.6	12.4	51.4	138.1
Capital lease obligations(b)	1.3	1.2	1.3	1.2	1.2	1.5	7.7
Purchase obligations (c)	129.9	2.6	1.9	0.9	0.9	1.9	138.1
Total	$185.8	$181.3	$146.9	$138.6	$508.7	$298.5	$1,459.8

(a)
Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2017 and is assumed to be paid at the end of each quarter with the final payment in December 2020 when the credit facility expires.

(b)	Includes imputed interest and the short-term portion of capital lease obligations.

(c)	Purchase obligations generally include contractual obligations for the purchase of goods and services and capital commitments.

Unrecognized tax benefits of $26.0 million are not included in the table above because $8.0 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At December 31, 2017, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plan for 2018. Our minimum funding requirements after 2018, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2018 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, the amounts noted are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 11 of the Notes to our Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined benefit pension plans obligation and may take additional actions to manage risk in the future.

Operating Activities
In 2017, net cash provided by operating activities was $374.7 million, compared with $317.0 million in 2016 and $210.2 million in 2015. The higher cash provided by operating activities in 2017, compared with 2016, reflected cash flow from e2v and the impact of higher operating income, partially offset by $12.1 million in higher income tax payments. The higher cash provided by operating activities in 2016, compared with 2015, reflected $61.9 million in lower income tax payments, lower annual bonus and regular payroll payments and higher customer advanced payments, partially offset by higher payments for severance, facility closure and relocation costs and lower operating income.
Free cash flow (cash provided by operating activities less capital expenditures) was $316.2 million in 2017, compared with $229.4 million in 2016 and $163.2 million in 2015. Adjusted free cash flow reflects utilization of restricted cash from the sale of a former operating facility which funded, in part, the facility purchase pursuant to a 1031 like-kind exchange and was $316.2 million in 2017, compared with $248.9 million in 2016 and $163.2 million in 2015.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2017	2016	2015
Cash provided by operating activities	$374.7	$317.0	$210.2
Capital expenditures for property, plant and equipment, excluding facility purchase	(58.5)	(61.6)	(47.0)
Facility purchase pursuant to 1031 like-kind exchange	—	(26.0)	—
Total capital expenditures	(58.5)	(87.6)	(47.0)
Free cash flow	316.2	229.4	163.2
Restricted cash utilized for 1031 like-kind exchange facility purchase	—	19.5	—
Adjusted free cash flow	$316.2	$248.9	$163.2

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

Investing Activities
Net cash used in investing activities was $831.2 million, $151.0 million and $109.9 million for 2017, 2016 and 2015, respectively. Cash flows relating to investing activities consists primarily of cash used for acquisitions and capital expenditures, except 2016 also includes $9.3 million of cash received from the sale of a business and cash received of $19.5 million from the sale of a former operating facility.

Capital expenditures (in millions):	2017	2016	2015
Instrumentation	$13.7	$50.9	$20.9
Digital Imaging	23.3	12.5	9.2
Aerospace and Defense Electronics	11.0	12.6	9.1
Engineered Systems	5.8	5.9	5.7
Corporate	4.7	5.7	2.1
	$58.5	$87.6	$47.0
The higher capital spending amount in 2016, primarily reflected the purchase of an operating facility for $26.0 million. During 2018 we plan to invest approximately $80.0 million in capital expenditures, principally to upgrade facilities and capital equipment, reduce manufacturing costs and introduce new products.
Acquisitions
Investing activities used cash for acquisitions and investments of $774.1 million, $93.4 million and $66.7 million, in 2017, 2016 and 2015, respectively (see “Recent Acquisitions”). Teledyne funded the acquisitions primarily from borrowings under its credit facilities, issuance of senior notes and term loans and cash on hand.
For all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition. Most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations. The CARIS and ICM acquisitions are part of the Digital Imaging segment. All other acquisitions in 2017, 2016 and 2015 are part of the Instrumentation segment.

The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions and other investments made in 2017 and 2016 (in millions):

	2017
Acquisition	Acquisition Date	Cash Paid	Goodwill Acquired	Acquired Intangible Assets
e2v	March 28, 2017	$740.6	$490.4	$172.3
SSI	July 20, 2017	31.3	13.8	9.3
Other investments		2.2	0.6	0.4
		$774.1	$504.8	$182.0

	2016
Acquisition	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Frontline	April 6, 2016	$13.7	$11.3	$2.3
Quantum Data	April 15, 2016	17.3	10.7	5.4
CARIS	May 3, 2016	26.2	22.2	3.6
IN USA	November 2, 2016	10.2	6.3	3.0
Hanson Research	December 6, 2016	25.0	13.5	8.4
Other investments		1.0	—	—
		$93.4	$64.0	$22.7
(a) net of any cash acquired and any purchase price adjustments.

Goodwill resulting from the acquisitions of SSI, Frontline, Quantum Data, IN USA and CARIS will be deductible for tax purposes. Goodwill resulting from the acquisitions of e2v and Hanson Research will not be deductible for tax purposes.
Financing Activities
Financing activities for 2017 reflected net proceeds from debt of $393.7 million, compared with net payments on debt of $163.1 million in 2016 and net proceeds from debt of $77.4 million for 2015. Financing activities for 2017 reflected net borrowings from the $750.0 million credit facility of $165.0 million and the proceeds from a $100.0 million term loan and the proceeds from the private placement of €250.0 million of senior unsecured notes. Financing activities in 2016 also included the payment of $11.6 million for an option contract in connection with the e2v acquisition. In 2015, the Company issued $125.0 million of senior unsecured notes.
Fiscal years 2017, 2016 and 2015 reflect proceeds from the exercise of stock options of $24.9 million, $36.1 million and $19.0 million, respectively. Financing activities for 2015 also reflected the repurchase of common stock of $243.8 million. Share repurchases totaled 2,561,815 shares in 2015. No repurchases were made in 2017 or in 2016. See Note 8 to our Consolidated Financial Statements for additional information about our stock repurchase program.
Other Matters
Pension Plans
Teledyne has a domestic qualified defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 13% of Teledyne’s active employees as of December 31, 2017. As of January 1, 2004, new U.S. hires participate in a domestic defined contribution plan. In 2017, 2016 and 2015, Teledyne’s domestic pension plan was over 100% funded, thus no cash contributions were made. For the Company’s domestic pension plan, the discount rate for 2018 will decrease to 4.02% from 4.54% in 2017. The Company also has several smaller domestic and foreign-based defined benefit pension plans.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
On a provisional basis, we intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. Due to the Tax Act, U.S. federal and applicable state income taxes have been accrued for the deemed repatriation. At December 31, 2017, the amount of undistributed foreign earnings was $324.3 million, for which we have not recorded a deferred tax liability of approximately $1.4 million for state corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2013, United Kingdom and France income tax matters for all years through 2014 and Canadian income tax matters for all years through 2009.
Costs and Pricing
Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment in all aspects of its business.
Hedging Activities and Market Risk Disclosures
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, including DALSA and in British pounds for our UK companies, including e2v. These contracts are designated and qualify as cash flow hedges. The Company has converted a US dollar denominated, variable rate debt obligation into a euro fixed rate obligation using a receive-float, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income/(loss) (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $3.2 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming 12 months total $2.2 million.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 31, 2017, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $80.6 million. These foreign currency forward contracts have maturities ranging from March 2018 to February 2019. e2v had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $0.6 million. These foreign currency forward contracts have maturities ranging from March 2018 to April 2018. Together these contracts had a fair value of $3.8 million. The cross currency swap has notional amounts of $93.0 million euros equivalent to $100.0 million, and matures in October 2019.

In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 31, 2017, Teledyne had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	165.7	U.S. Dollars	US$	128.4
Euros		€20.7	U.S. Dollars	US$	24.8
Great Britain Pounds		£1.5	Australian Dollars	A$	2.7
Great Britain Pounds		£70.3	U.S. Dollars	US$	94.6
Canadian Dollars	C$	7.6	Euros		€5.0
U.S. Dollars	US$	0.9	Japanese Yen		¥100.0
Singapore Dollars	S$	2.0	U.S. Dollars	US$	1.5
Danish Krone	Kr.	44.8	U.S. Dollars	US$	7.2
Swedish Krone	kr	16.5	Great Britain Pounds		£1.4
Swiss Franc	Fr.	1.8	U.S. Dollars	US$	1.8
Euros		€29.9	Great Britain Pounds		£26.3
These contracts had a fair value of $3.8 million at December 31, 2017. The gains and losses on these derivatives which are not designated as hedging instruments, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change of the U.S. dollar from its value at December 31, 2017, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $8.1 million. A hypothetical 10 percent price change in the U.S. dollar from its value at December 31, 2017 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $10.2 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 31, 2017, we had$165.0 million outstanding under our $750.0 million credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates.
We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $5.1 million at December 31, 2017, and $7.0 million at January 1, 2017. As investigation and remediation of these sites proceed and new information is received, the Company will adjust accruals to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure beginning on page 25 and Notes 2 and 14 to our Notes to Consolidated Financial Statements.

Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 24% of total sales in 2017, 27% of total sales in 2016 and 26% of total sales in 2015. For a summary of sales to the U.S. Government by segment, see Note 12 to our Notes to Consolidated Financial Statements. Sales to the U.S. Department of Defense represented approximately 18%, 21% and 19% of total sales for 2017, 2016 and 2015, respectively.
Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risks factor disclosure beginning on page 18.
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
The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 31, 2017, and January 1, 2017:

Reserves and Valuation Accounts (in millions): (a)	2017	2016
Allowance for doubtful accounts	$10.3	$5.2
Reduction to LIFO cost basis	$10.6	$13.5
Workers’ compensation and general liability reserves(b)	$9.7	$9.3
Environmental reserves(b)	$5.1	$7.0
Other accrued liability reserves(b)	$28.3	$37.5

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

Warranty Reserve (in millions):	2017	2016	2015
Balance at beginning of year	$18.4	$17.1	$18.5
Accruals for product warranties charged to expense	6.0	7.4	6.1
Cost of product warranty claims	(6.4)	(6.7)	(7.7)
Acquisitions	3.1	0.6	0.2
Balance at year-end	$21.1	$18.4	$17.1

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
We also have a small number of multiple elements arrangements (i.e., free product, training, installation, additional parts, etc.). If contract accounting does not apply, we allocate the contract price among the deliverables based on vendor-specific objective evidence of fair value to each element in the arrangement. If objective and reliable evidence of fair value of any element is not available, we use our best estimate of selling price for purposes of allocating the total arrangement consideration among the elements. Also, extended or non-customary warranties do not represent a significant portion of our revenue; however, when our revenue arrangements include an extended or non-customary warranty provision, the revenue is deferred and recognized ratably over the extended warranty period.
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
Accounting for contracts using the POC method requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Contract revenue may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentives fees), un-priced change orders, claims and requests for equitable adjustment. The POC method requires management’s judgment to make reasonably dependable cost estimates generally over a long time period. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed at least quarterly. The percentage of Teledyne revenue recognized using any POC method was 28.6 % in 2017, 30.5% in 2016, and 31.2% in 2015. The net aggregate effects of changes in estimates on contracts accounted for under the POC accounting method for 2017 and 2016, were $7.5 million and $1.9 million of unfavorable operating income, respectively, and $3.1 million of favorable operating income for 2015.
We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2017, 2016 or 2015 was material to the consolidated statements of income for such annual periods.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. We adopted the new guidance effective January 1, 2018. For a discussion of this new accounting standard see Note 2 of our Notes to Consolidated Financial Statements.
Pension Plans
Teledyne has a domestic qualified defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 13% of Teledyne’s active employees. As of January 1, 2004, new U.S. hires participate in a defined contribution plan only. The Company also has several smaller domestic and foreign-based defined benefit pension plans. At December 31, 2017, the benefit obligation for the domestic defined benefit pension plans totaled $812.3 million and the fair value of the net qualified plan assets totaled $896.0 million. At December 31, 2017, the benefit obligation for the foreign-based pension plans totaled $57.8 million and the fair value of the net plan assets totaled $46.7 million. The Company’s accounting for its defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the market related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over our average employee future service period of approximately nine years. Significant assumptions used in determining the Company’s pension income or expense is the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations. The Company has assumed, based upon the types of securities the domestic qualified pension plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on the domestic qualified pension plan assets will be 8.0% in 2018 and the assumed discount rate for determining benefit obligations will be 4.02% in 2018. The Company’s long-term expected return on the domestic qualified pension assets used in 2017 was 8.0% and the assumed discount rate used in 2017 was 4.54%. The actual rate of return on the domestic qualified pension plan assets was 15.7% in 2017 and 7.1% in 2016 for its domestic qualified pension plan. If the actual rate of return on pension assets is below the expected rate of return, the Company may be required to make additional contributions to the pension trust. At December 31, 2017, the domestic qualified pension plan is over-funded and contributions are not required. The Company did not make any cash contributions to its domestic qualified pension plan since 2013 when it made a voluntary pretax cash contribution of $83.0 million, before recovery from the U.S. Government. Each year beginning with 2014, the Society of Actuaries has released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, we updated the mortality assumptions used in determining our pension obligations. Our plan remains over-funded after the impact of the new mortality assumptions, as well as from changes to other relevant assumptions. At year-end 2017, the Company has a $229.5 million non-cash reduction to stockholders’ equity and a long-term additional liability of $366.3 million related to its pension plans. At year-end 2016, the Company had a $249.6 million non-cash reduction to stockholders’ equity and a long-term additional liability of $369.6 million related to its pension plans.
Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2017 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(1.4)	$1.4
Change in long-term rate of return on plan assets	$(2.3)	$2.3
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
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Based on impairment tests completed in 2017, 2016 and 2015, the Company recorded $0.2 million, $1.0 million and $0.5 million impairment to acquired intangible assets, respectively. No impairment of goodwill was indicated in 2017, 2016 or 2015, based on the annual impairment test completed in the fourth quarter of each year.
For goodwill impairment testing, the Company estimates the fair value of the reporting units mainly through using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
As of December 31, 2017, the Company had 12 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $1.2 million to $687.6 million. The Company’s analysis in 2017 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units as of the fourth quarter of 2017, the annual testing date, ranged from approximately 29% to 2,124%.
Changes in our projections used in the discounted cash flow model could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those values to the reporting unit carrying values. Based on this sensitivity analysis, the Company did not identify any goodwill impairment. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a tax on deemed repatriation of non-U.S. earnings. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. In accordance with the Tax Act, the Company will elect to pay the repatriation tax liability over a period of eight years, with the first installment of $3.1 million due in 2018. The remainder of the tax liability is recorded in non-current income tax payable. The repatriation tax resulted in a net tax expense of $26.2 million and the remeasurement of U.S. deferred tax assets and liabilities resulted in a net tax benefit of $21.5 million. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. These adjustments to the provisional charge related to the Tax Act will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.
An increase of 100 basis point increase in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended December 31, 2017, of $2.9 million. For a description of the Company’s tax accounting policies, refer to Note 2 and Note 10 of our Notes to Consolidated Financial Statements.
Recent Accounting Standards
For a discussion of recent accounting standards see Note 2 of our Notes to Consolidated Financial Statements.
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
Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; changes in the estimated impact of the Tax Act; and cuts to defense spending resulting from existing and future deficit reduction measures; impacts from the United Kingdom’s planned exit from the European Union; uncertainties related to the policies of the U.S. Presidential administration; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing could further negatively affect our businesses that supply the oil and gas industry. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets.
Information regarding the impact of the Tax Act consists of preliminary estimates which are forward-looking statements and are subject to change, possibly materially, as the company completes its financial statements. Information regarding the impact of the Tax Act is based on our current calculations, as well as our current interpretations, assumptions and expectations relating to the Tax Act, which are subject to change.
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
The information required by this item is included in this Report on pages 59 through 100. See the “Index to Financial Statements and Related Information” on page 58.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s Chairman, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 31, 2017, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 31, 2017, are effective.

Internal Controls
See Management Statement on page 59 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 60 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated's Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.

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
Tyler Vernon, Director, SEC/GAAP Compliance
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
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
In addition to the information set forth under the caption “Executive Management” beginning on page 10 in Part I of this Report, the information required by this item is set forth in the 2018 Proxy Statement under the captions “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2018 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the table below, the information required by this item is set forth in the 2018 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference. The following table summarizes information about our common stock that may be issued upon the exercise of options, warrant and rights under all of our equity compensation plans, as of December 31, 2017:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders:
1999 Incentive Plan(1)	13,903		50.79		—
1999 Non-Employee Director Stock Compensation Plan(1)	272		33.13		—
2002 Stock Incentive Plan(1)	12,714		52.66		—
Amended and Restated 2008 Incentive Award Plan(2)	910,368		59.98		—
Amended and Restated 2014 Incentive Award Plan(3)	1,348,446	(4)	100.40	(5)	3,713,434	(6)
Employee Stock Purchase Plan(6)	—		—		1,000,000	(7)
Equity Compensation plans not approved by security holders	—		—		—
Total	2,285,703		$83.73		4,713,434

1)
The 1999 Incentive Plan, the 2002 Stock Incentive Plan and the 1999 Non-Employee Director Stock Compensation Plan terminated following stockholder approval of the 2008 Incentive Award Plan at our 2008 Annual Meeting of Stockholders. No additional awards may be granted under these plans.

2)
No additional awards may be granted under the Amended and Restated 2008 Incentive Award Plan (2008 Plan). Any shares available under the 2008 Plan on the effective date of the 2014 Plan or that were subject to awards under the 2008 Plan that were forfeited or lapsed following the effective date of the 2014 Plan are automatically transferred to the Amended and Restated 2014 Plan.

3)	On April 26, 2017, the stockholders of Teledyne approved the amendment and restatement of the 2014 Incentive Award Plan, which increased the shares available by 2,500,000.
4)
Does not include (i) 93,642 shares of stock reserved for issuance under the 2015-2017 cycle of our PSP, of which 6,481 shares were issued as part of the first installment payment in February 2018 and; and (ii) 22,682 shares subject to restricted stock unit awards issued to employees and directors.

5)	Does not include the securities described in footnote (4) above, which do not have an exercise price .
6)
The number of shares available for future issuance (i) includes shares transferred from the 2008 Plan (see footnote (2) above); (ii) assumes the issuance of (i) 93,642 shares of stock reserved for issuance under the 2015-2017 cycle of our PSP, of which 6,481 shares were issued as part of the first installment payment in February 2018, and; and (ii) 22,682 shares subject to restricted stock unit awards issued to employees and directors.

7)
We maintain an Employee Stock Purchase Plan (commonly known as The Stock Advantage Plan) for eligible employees. It enables employees to invest in our common stock through automatic, after-tax payroll deductions, within specified limits. We add a 25% matching Company contribution up to $1,200 annually. Our contribution is currently paid in cash and the plan administrator purchases shares of our common stock in the open market. Historically, all shares used to fund the Employee Stock Purchase Plan have been purchased on the open market and no new shares have been issued.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2018 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2018 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 58 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 100 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Our evaluation did not include assessing the effectiveness of internal control over financial reporting for the e2v acquisition and the SSI asset acquisition in 2017. These acquisitions, which are included in the 2017 consolidated financial statements of the Company, constituted approximately 26% of total assets, 11% of total revenues and 12% of net income of the Company as of and for the year ended December 31, 2017. We did not assess the effectiveness of internal control over financial reporting at these newly acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with assessing internal controls during integration efforts making the process impractical. Based on this evaluation we believe that, as of December 31, 2017, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 60 of this Annual Report.

Date: February 27, 2018

/s/ ROBERT MEHRABIAN
Robert Mehrabian
Chairman, President and Chief Executive Officer

Date: February 27, 2018

/s/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
As described in Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for e2v technologies plc acquisition and the Scientific Systems, Inc. asset acquisition (“the 2017 acquisitions”), which were acquired in March and July, respectively, and whose financial statements constitute approximately 26% of total assets, 11% of total revenues and 12% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting for the 2017 acquisitions.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Teledyne Technologies Incorporated’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for the three years ended December 31, 2017, January 1, 2017, and January 3, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017 and the results of its operations and its cash flows for years ended December 31, 2017, January 1, 2017, and January 3, 2016, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 27, 2018

We have served as the Company's auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	For the Fiscal Year
	2017	2016	2015
Net Sales	$2,603.8	$2,149.9	$2,298.1
Costs and expenses
Cost of sales	1,612.2	1,318.0	1,427.8
Selling, general and administrative expenses	656.0	578.1	588.6
Total costs and expenses	2,268.2	1,896.1	2,016.4
Operating income	335.6	253.8	281.7
Interest and debt expense, net	(33.1)	(23.2)	(23.9)
Other income/(expense), net	(15.5)	10.7	0.4
Income before income taxes	287.0	241.3	258.2
Provision for income taxes	59.8	50.4	62.7
Net income	227.2	190.9	195.5
Noncontrolling interest	—	—	0.3
Net income attributable to Teledyne	$227.2	$190.9	$195.8

Basic earnings per common share	$6.45	$5.52	$5.55
Weighted average common shares outstanding	35.2	34.6	35.3

Diluted earnings per common share	$6.26	$5.37	$5.44
Weighted average diluted common shares outstanding	36.3	35.5	36.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Fiscal Year
	2017	2016	2015
Net income	$227.2	$190.9	$195.5
Other comprehensive income (loss):
Foreign exchange translation adjustment	96.8	(24.6)	(83.6)
Hedge activity, net of tax	3.3	3.9	(1.4)
Pension and postretirement benefit adjustments, net of tax	21.8	(17.3)	(5.0)
Other comprehensive income (loss)(a)	121.9	(38.0)	(90.0)
Comprehensive income	349.1	152.9	105.5
Noncontrolling interest	—	—	0.3
Comprehensive income attributable to Teledyne, net of tax	$349.1	$152.9	$105.8
(a) Net of income tax expense of $12.7 million in 2017, income tax benefit of $8.0 million for 2016 and income tax expense of $3.5 million for 2015.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
For the Fiscal Years Ended December 31, 2017 and January 1, 2017
(In millions, except share amounts)

	2017	2016
Assets
Current Assets
Cash	$70.9	$98.6
Accounts receivable, net	478.1	383.7
Inventories, net	400.2	314.2
Prepaid expenses and other current assets	62.7	49.7
Total current assets	1,011.9	846.2
Property, plant and equipment, net	442.8	340.8
Goodwill, net	1,776.7	1,193.5
Acquired intangibles, net	398.9	234.6
Prepaid pension assets	127.2	88.5
Other assets, net	88.9	70.8
Total Assets	$3,846.4	$2,774.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$191.7	$138.8
Accrued liabilities	345.3	261.0
Current portion of long-term debt, capital leases and other debt	3.6	102.0
Total current liabilities	540.6	501.8
Long-term debt and capital leases	1,069.3	515.8
Other long-term liabilities	289.2	202.4
Total Liabilities	1,899.1	1,220.0
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares: 37,697,865 at December 31, 2017, and 37,697,865 at January 1, 2017; outstanding shares: 35,540,233 at December 31, 2017, and 35,110,762 at January 1, 2017	0.4	0.4
Additional paid-in capital	337.3	335.7
Retained earnings	2,139.6	1,912.4
Treasury stock, 2,157,632 at December 31, 2017 and 2,587,103 at January 1, 2017	(200.7)	(242.9)
Accumulated other comprehensive loss	(329.3)	(451.2)
Total Stockholders’ Equity	1,947.3	1,554.4
Total Liabilities and Stockholders’ Equity	$3,846.4	$2,774.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Teledyne Technologies Incorporated Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance, December 28, 2014	$0.4	$326.5		$(102.1)	$1,525.7	$(323.2)	$1,427.3	$41.2	$1,468.5
Net income (loss)	—	—		—	195.8	—	195.8	(0.3)	195.5
Other comprehensive loss, net of tax	—	—		—	—	(90.0)	(90.0)	—	(90.0)
Purchase of noncontrolling interest	—	17.6		—	—	—	17.6	(39.6)	(22.0)
Foreign currency translation adjustment - noncontrolling interest	—	—		—	—	—	—	(1.3)	(1.3)
Treasury stock purchases, net	—	(36.0)		(207.8)	—	—	(243.8)	—	(243.8)
Stock-based compensation	—	13.9		—	—	—	13.9	—	13.9
Exercise of stock options and other	—	23.3		—	—	—	23.3	—	23.3
Balance, January 3, 2016	0.4	345.3		(309.9)	1,721.5	(413.2)	1,344.1	—	1,344.1
Net income	—	—		—	190.9	—	190.9	—	190.9
Other comprehensive loss, net of tax	—	—		—	—	(38.0)	(38.0)	—	(38.0)
Treasury stock issued	—	(67.0)		67.0	—	—	—	—	—
Stock-based compensation	—	21.3		—	—	—	21.3	—	21.3
Exercise of stock options and other	—	36.1		—	—	—	36.1	—	36.1
Balance, January 1, 2017	0.4	335.7		(242.9)	1,912.4	(451.2)	1,554.4	—	1,554.4
Net income	—	—	—	—	227.2	—	227.2	—	227.2
Other comprehensive income, net of tax	—	—		—	—	121.9	121.9	—	121.9
Treasury stock issued	—	(42.2)		42.2	—	—	—	—	—
Stock-based compensation	—	24.9		—	—	—	24.9	—	24.9
Exercise of stock options and other	—	18.9		—	—	—	18.9	—	18.9
Balance, December 31, 2017	$0.4	$337.3		$(200.7)	$2,139.6	$(329.3)	$1,947.3	$—	$1,947.3
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Fiscal Year
	2017	2016	2015
Operating Activities
Net income	$227.2	$190.9	$195.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.0	87.3	90.3
Deferred income taxes	(12.3)	(7.9)	(7.9)
Stock-based compensation	18.8	16.2	12.2
Change in fair value of derivative instruments	6.0	5.5	—
Gain on sale of facility	—	(17.9)	—
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(19.6)	(11.4)	21.9
Inventories	(7.4)	(9.1)	(6.4)
Prepaid expenses and other assets	(3.6)	(1.7)	(1.3)
Accounts payable	12.4	2.1	(26.8)
Accrued liabilities	16.2	26.8	(41.1)
Income taxes payable, net	40.4	23.8	(21.3)
Long-term assets	(13.8)	1.0	3.7
Other long-term liabilities	18.3	11.4	(5.0)
Pension benefits	(19.7)	4.0	3.3
Postretirement benefits	(0.8)	(0.9)	(2.0)
Other operating, net	(0.4)	(3.1)	(4.9)
Net cash provided by operating activities	374.7	317.0	210.2
Investing Activities
Purchases of property, plant and equipment	(58.5)	(87.6)	(47.0)
Purchase of businesses and other investments, net of cash acquired	(774.1)	(93.4)	(66.7)
Proceeds from the sale of businesses and disposal of fixed assets	1.4	30.0	3.8
Sales proceeds transferred to escrow as restricted cash	—	(19.5)	—
Sales proceeds transferred from escrow to cash	—	19.5	—
Net cash used in investing activities	(831.2)	(151.0)	(109.9)
Financing Activities
Net proceeds (payments) on credit facility	165.0	(147.0)	45.5
Proceeds from other debt	100.0	6.1	9.7
Payments on other debt	(139.3)	(22.2)	(102.8)
Proceeds from issuance of senior notes	268.0	—	125.0
Purchase of treasury stock	—	—	(243.8)
Proceeds from stock options exercised	24.9	36.1	19.0
Purchase of option contract	—	(11.6)	—
Other financing	(4.5)	(6.4)	2.4
Net cash provided by (used in) by financing activities	414.1	(145.0)	(145.0)
Effect of exchange rate changes on cash	14.7	(7.5)	(11.6)
Change in cash	(27.7)	13.5	(56.3)
Cash—beginning of period	98.6	85.1	141.4
Cash—end of period	$70.9	$98.6	$85.1
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1. Description of Business
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) became an independent, public company effective November 29, 1999. Teledyne provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. The products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. Teledyne also supplies engineered systems for defense, space, environmental and energy applications. Teledyne differentiates itself from many of its direct competitors by having a customer and company-sponsored applied research center that augments our product development expertise.
Teledyne consists of the Instrumentation segment with principal operations in the United States, the United Kingdom and Denmark; the Digital Imaging segment with principal operations in the United States, Canada, France, the Netherlands and the United Kingdom: the Aerospace and Defense Electronics segment with principal operations in the United States and the United Kingdom; and the Engineered Systems segment with principal operations in the United States and the United Kingdom.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of Teledyne and all wholly-owned and majority-owned domestic and foreign subsidiaries. Intercompany accounts and transactions have been eliminated.
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2017 was a 52-week fiscal year and ended on December 31, 2017. Fiscal year 2016 was a 52-week fiscal year and ended on January 1, 2017. Fiscal year 2015 was a 53-week fiscal year and ended on January 3, 2016. References to the years 2017, 2016 and 2015 are intended to refer to the respective fiscal year unless otherwise noted.
Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to sales returns and allowances, allowance for doubtful accounts, inventories, goodwill, intangible assets, asset valuations, income taxes, warranty obligations, pension and other postretirement benefits, long-term contracts, environmental, workers’ compensation and general liability, employee benefits and other contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances at the time, the results of which form the basis for making its judgments. Actual results may differ materially from these estimates under different assumptions or conditions. Management believes that the estimates are reasonable.

Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income/(loss) (“AOCI”) for the fiscal years ended December 31, 2017, and January 1, 2017 (in millions):

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2016	$(174.2)	$(6.7)	$(232.3)	$(413.2)

Other comprehensive loss before reclassifications	(24.6)	1.8	—	(22.8)
Amounts reclassified from AOCI	—	2.1	(17.3)	(15.2)
Net other comprehensive income (loss)	(24.6)	3.9	(17.3)	(38.0)
Balance as of January 1, 2017	(198.8)	(2.8)	(249.6)	(451.2)

Other comprehensive income (loss) before reclassifications	96.8	(3.0)	—	93.8
Amounts reclassified from AOCI	—	6.3	21.8	28.1
Net other comprehensive income	96.8	3.3	21.8	121.9
Balance as of December 31, 2017	$(102.0)	$0.5	$(227.8)	$(329.3)

The reclassification out of AOCI for the fiscal years ended December 31, 2017, and January 1, 2017, are as follows (in millions):

	December 31, 2017	January 1, 2017
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Loss on cash flow hedges:
Loss recognized in income on derivatives	$8.5	$2.8	Cost of sales
Income tax impact	(2.2)	(0.7)	Income tax benefit
Total	$6.3	$2.1

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(6.1)	$(6.1)	See Note 11
Amortization of net actuarial loss	29.2	27.2	See Note 11
Pension adjustments	10.2	(47.7)	See Note 11
Total before tax	33.3	(26.6)
Income tax impact	(11.5)	9.3
Net of tax	$21.8	$(17.3)

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
Accounting for contracts using the POC method requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Contract revenue may include estimated amounts not contractually agreed to by the customer, including price redetermination, cost or performance incentives (such as award and incentives fees), un-priced change orders, claims and requests for equitable adjustment. The POC method requires management’s judgment to make reasonably dependable cost estimates generally over a long time period. Since certain contracts extend over a long period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings on a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The percentage of Teledyne revenue recognized using any POC method was 28.6% in 2017, 30.5% in 2016, and 31.2% in 2015. The net aggregate effects of these changes in estimates on contracts accounted for under the POC accounting method for 2017 and 2016, were $7.5 million and $1.9 million of unfavorable operating income, respectively, and $3.1 million of favorable operating income for 2015.
We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2017, 2016 or 2015 was material to the consolidated statements of income for such annual periods.
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

Warranty Reserve (in millions):	2017	2016	2015
Balance at beginning of year	$18.4	$17.1	$18.5
Accruals for product warranties charged to expense	6.0	7.4	6.1
Cost of product warranty claims	(6.4)	(6.7)	(7.7)
Acquisitions	3.1	0.6	0.2
Balance at end of period	$21.1	$18.4	$17.1

Research and Development
Selling, general and administrative expenses include Company-funded research and development and bid and proposal costs which are expensed as incurred and were $177.7 million in 2017, $167.7 million in 2016 and $163.7 million in 2015.
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
Net Income Per Common Share
Basic and diluted earnings per share were computed based on net income attributable to Teledyne. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. This number of shares was increased by contingent shares that could be issued under various compensation plans as well as by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

Net Income Per Common Share:	2017	2016	2015
Net income attributable to Teledyne	$227.2	$190.9	$195.8
Basic earnings per common share:
Weighted average common shares outstanding	35.2	34.6	35.3

Basic earnings per common share	$6.45	$5.52	$5.55
Diluted earnings per share:
Weighted average common shares outstanding	35.2	34.6	35.3
Effect of diluted securities	1.1	0.9	0.7
Weighted average diluted common shares outstanding	36.3	35.5	36.0

Diluted earnings per common share	$6.26	$5.37	$5.44
For 2017, 2016 and 2015 no stock options were excluded in the computation of diluted earnings per share.
For 2017, 2016 and 2015, stock options to purchase 2.3 million, 2.2 million and 2.4 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.

 In addition, no contingent shares of the Company’s common stock under the restricted stock or performance share compensation plans were excluded from fully diluted shares outstanding for 2017 or 2016. In 2015, 3,997 contingent shares of the Company’s common stock under the restricted stock or performance share compensation plans were excluded from fully diluted shares outstanding.
Accounts Receivable
Receivables are presented net of an allowance for doubtful accounts of $10.3 million at December 31, 2017, and $5.2 million at January 1, 2017. Expense recorded for the allowance for doubtful accounts was $4.2 million, $0.7 million and $0.9 million for 2017, 2016 and 2015, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Cash
Cash totaled $70.9 million at December 31, 2017, of which $67.5 million was held by foreign subsidiaries of Teledyne.
Inventories
Inventories are stated at the lower of cost or net realizable value, less progress payments. The majority of inventory values are valued on an average cost or first-in, first-out method, while the remainder are stated at cost based on the last-in, first-out method. Costs include direct material, direct labor, applicable manufacturing and engineering overhead, and other direct costs. Additionally, certain inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.  Judgment is required when establishing reserves to reduce the carrying amount of inventory to market or net realizable value.  Inventory reserves are recorded when inventory is considered to be excess or obsolete based upon an analysis of actual on-hand quantities on a part-level basis to forecasted product demand and historical usage.
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $65.9 million in 2017, $57.6 million in 2016 and $58.3 million in 2015. Other income for 2016 included a gain of $17.9 million on the sale of a former operating facility in California.
Goodwill and Other Intangible Assets
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other acquired intangible assets in the fourth quarter of each year, or more often as circumstances require. The two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. No impairment of goodwill was indicated in 2017, 2016 or 2015, based on the annual impairment test completed in the fourth quarter of each year. Acquired intangible assets with finite lives are amortized and reflected in the segments operating income over their estimated useful lives.
We review intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. In 2017, 2016 and 2015, the Company recorded $0.2 million, $1.0 million and 0.5 million impairment to acquired intangible assets, respectively.

Deferred Compensation Plan
The Company has a non-qualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of December 31, 2017 and January 1, 2017, $55.3 million and $47.4 million, respectively, is included in other long-term liabilities related to these deferred compensation liabilities. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $57.2 million and $48.5 million, as of December 31, 2017 and January 1, 2017, respectively, and are recorded in other non-current assets.
 Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed in the period incurred. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which is generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary. The Company’s reserves for environmental remediation obligations totaled $5.1 million and $7.0 million at December 31, 2017 and January 1, 2017, respectively.
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
Hedging Activities/Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, including DALSA and in British pounds for our UK companies, including e2v. These contracts are designated and qualify as cash flow hedges. The Company has also converted a US dollar denominated, variable rate debt obligation into a euro fixed rate obligation using a receive-float, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $3.2 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming 12 months total $2.2 million.

In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 31, 2017, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $80.6 million. These foreign currency forward contracts have maturities ranging from March 2018 to February 2019. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $0.6 million. These foreign currency forward contracts have maturities ranging from March 2018 to April 2018. Together these contracts has a fair value of $3.8 million. The cross currency swap have notional amounts of 93.0 million euros equivalent to $100.0 million, matures in October 2019.
In addition, the Company utilizes foreign currency forward contracts which are not designated as hedging instruments for accounting purposes to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 31, 2017, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	165.7	U.S. Dollars	US$	128.4
Euros		€20.7	U.S. Dollars	US$	24.8
Great Britain Pounds		£1.5	Australian Dollars	A$	2.7
Great Britain Pounds		£70.3	U.S. Dollars	US$	94.6
Canadian Dollars	C$	7.6	Euros		€5.0
U.S. Dollars	US$	0.9	Japanese Yen		¥100.0
Singapore Dollars	S$	2.0	U.S. Dollars	US$	1.5
Danish Krone	Kr.	44.8	U.S. Dollars	US$	7.2
Swedish Krone	kr	16.5	Great Britain Pounds		£1.4
Swiss Franc	Fr.	1.8	U.S. Dollars	US$	1.8
Euros		€29.9	Great Britain Pounds		£26.3
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
The effect of derivative instruments designated as cash flow hedges for 2017 and 2016 was as follows (in millions):

	2017	2016
Net gain (loss) recognized in AOCI (a)	$(3.8)	$2.3
Net loss reclassified from AOCI into cost of sales (a)	$(0.9)	$(2.8)
Net gain reclassified from AOCI into interest expense	$1.3	$—
Net loss reclassified from AOCI into other income and expense, net (b)	$(10.7)	$—
Net foreign exchange loss recognized in other income and expense, net (c)	$(0.7)	$(0.1)
(a)Effective portion
(b)Amount reclassified to offset earnings impact of liability hedged by cross currency swap
(c)Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2017 and 2016 was a loss of $2.9 million and $9.6 million, respectively.

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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	December 31, 2017	January 1, 2017
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$3.8	$—
Cash flow cross currency swaps	Other assets	$2.2	$—
Cash flow forward contracts	Accrued liabilities	$—	$(1.0)
Cash flow cross currency swaps	Other long-term liabilities	$(13.9)	$—
Cash flow forward contracts	Other long-term liabilities	—	(0.1)
Total derivatives designated as hedging instruments		(7.9)	(1.1)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	4.9	6.4
Non-designated forward contracts	Accrued liabilities	(1.2)	(1.0)
Total derivatives not designated as hedging instruments		3.7	5.4
Total asset/(liability) derivatives		$(4.2)	$4.3
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $36.7 million for 2017, which are net of $8.5 million in tax refunds. Cash payments for federal, foreign and state income taxes were $24.6 million for 2016, which are net of $1.4 million in tax refunds. Cash payments for federal, foreign and state income taxes were $86.5 million for 2015, which are net of $4.8 million in tax refunds. Cash payments for interest and credit facility fees totaled $32.4 million, $23.6 million and $24.2 million for 2017, 2016 and 2015, respectively.
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
In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance under Topic 605, Revenue Recognition. The Company adopted the new standard as of January 1, 2018, using the modified retrospective transition method which requires a cumulative-effect adjustment as of the date of adoption. Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring control of a good or service to the customer, either at a point in time or over time. The new standard requires expanded disclosures, including how and when we satisfy performance obligations as well as additional disaggregated revenue information to be provided more frequently in the reporting process. We have expanded our reporting process to consider these additional disclosure requirements.
During the implementation process, the Company performed detailed contract analysis to determine the impact of the new standard to its revenue arrangements, updated its accounting policies and internal controls, continuously updated the impact of the standard and reported the findings and progress to the Audit Committee on a frequent basis over the last two years. Under the new standard, we will continue to recognize revenue over time on most of our contracts that are covered by contract accounting standards using cost inputs to measure progress toward completion of our performance obligations, which is similar to the POC cost-to-cost method currently used on certain of these contracts. Therefore, adoption of the new standard primarily impacts our contracts for which revenue is currently recognized using the POC units-of-delivery and milestone methods as we will recognize revenue for these contracts over time under the new standard using the POC cost-to-cost method. These contracts represent approximately half of the revenue currently recognized under the POC method. The percentage of Teledyne revenue recognized using any POC method was 28.6% in 2017, 30.5% in 2016, and 31.2% in 2015. Also impacted but to a much lesser extent, certain ship and bill contracts for custom products and products sold primarily to the U.S. Government, as well as repair contracts, will be recognized over time. Accordingly, revenue will be recognized earlier in the performance period as costs are incurred, as opposed to recognizing revenue when units are delivered, milestones achieved or services completed. The new standard will also impact our backlog and balance sheet presentation with an expected decrease in inventories, an increase in accounts receivable (i.e., unbilled receivables) and a net increase to retained earnings to primarily reflect the impact of converting certain ship and bill contracts and contracts currently applying the units-of-delivery and milestone methods to the cost-to-cost method for recognizing revenue and profits.
Under the modified retrospective transition method, the Company completed an analysis of its backlog as of January 1, 2018 and calculated and recorded the cumulative-effect of adopting the new standard as of January 1, 2018. The cumulative effect of adopting the new standard resulted in an immaterial increase to retained earnings as of January 1, 2018 primarily because we continue to recognize revenue over time on the majority of impacted contracts. The adoption of this standard is not expected to be material on our consolidated financial statements and financial condition.
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
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The new standard, will be effective for the Company prospectively for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We expect the adoption of this standard will reduce the complexity surrounding the evaluation of goodwill for impairment. The impact of this new standard for the Company will depend on the outcomes of future goodwill impairment tests.
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs and allow only the service cost component to be eligible for capitalization when applicable. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and before income from operations. This ASU is effective for the Company for interim and annual periods beginning January 1, 2018. Upon adoption, the amendments in this update will be applied retrospectively for the presentation of the components of net benefit cost, and prospectively for the capitalization of the service cost component of net benefit cost. The adoption of this standard will not impact pre-tax income or earnings per share reported for the years ended December 31, 2017 and January 1, 2017 and is not expected to have a material impact on our Consolidated Financial Statements. If this standard was adopted in prior periods, reported operating income would have been $13.9 million and $13.3 million lower and other income would have been $13.9 million and $13.3 million higher than reflected in the Consolidated Statements of Income for the years ended December 31, 2017 and January 1, 2017, respectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (“Tax Act”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act reduction of the U.S. federal corporate income tax rate.  The guidance is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.  Teledyne has not yet completed its assessment of the impact of the guidance on the Company’s Consolidated Financial Statements.
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $774.1 million, $93.4 million and $66.7 million on acquisitions and other investments in 2017, 2016 and 2015, respectively, net of any cash acquired.
2017 Acquisitions
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
Most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations. Principally located in Chelmsford, United Kingdom and Grenoble, France, e2v had sales of approximately £236 million for its fiscal year ended March 31, 2016. e2v’s results have been included since the date of the acquisition and include $274.2 million in net sales and operating income of $37.3 million, which included $8.3 million in acquisition-related costs and $11.2 million in additional intangible asset amortization expense.
Fiscal year 2017 includes pretax charges of $27.0 million related to the acquisition of e2v, which included $13.0 million in transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs recorded to selling, general and administrative expenses, $5.7 million in inventory fair value step-up amortization expense recorded to cost of sales, $2.3 million in bank bridge facility commitment expense recorded to interest expense and $6.0 million related to a foreign currency option contract expense to hedge the e2v purchase price recorded as other expense. Of these amounts, $8.0 million impacted the Digital Imaging segment and $0.3 million impacted the Aerospace and Defense segment operating results. Fiscal year 2016 includes pretax charges of $7.9 million related to the acquisition of e2v, of which, $1.9 million was recorded to selling, general and administrative expenses, $0.5 million was recorded to interest expense and $5.5 million was recorded as other expense.
On July 20, 2017, a subsidiary of Teledyne acquired assets of Scientific Systems, Inc. (“SSI”) for an initial cash payment of $31.0 million. A subsequent cash payment of $0.3 million related to a purchase price adjustment was made in 2017. Headquartered in State College, PA, SSI manufactures precision components and specialized subassemblies used primarily in analytical and diagnostic instrumentation, such as High Performance Liquid Chromatography systems and specific medical devices and is part of the Instrumentation segment.
2016 Acquisitions
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
2015 Acquisitions
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

Other
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
Teledyne’s goodwill was $1,776.7 million at December 31, 2017, and $1,193.5 million at January 1, 2017. The increase in the balance of goodwill in 2017 resulted from the goodwill from current year acquisitions, partially offset by the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $398.9 million at December 31, 2017, and $234.6 million at January 1, 2017. The increase in the balance of acquired intangible assets in 2017 primarily resulted from the acquisition of e2v, partially offset by amortization of acquired intangible assets. The Company’s cost to acquire the 2017 acquisitions has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v and SSI acquisitions. The Company made preliminary estimates as of December 31, 2017, since there was insufficient time between the acquisition date and the end of the period to finalize the analysis. The Company has completed the allocation of all other acquisitions.
The following table presents proforma net sales, net income and earnings per share data assuming e2v was acquired at the beginning of the 2016 fiscal year:

	Fiscal Year (a)
(unaudited - in millions, except per share amounts)	2017	2016
Net sales	$2,696.8	$2,491.8
Net income	$209.8	$183.6
Basic earnings per common share	$5.96	$5.31
Diluted earnings per common share	$5.78	$5.17
a) The above unaudited proforma information is presented for the e2v acquisition as it is considered a material acquisition.
The following tables show the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in 2017 and 2016 (in millions):

	2017
Acquisition	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
e2v	March 28, 2017	$740.6	$490.4	$172.3
SSI	July 20, 2017	31.3	13.8	9.3
Other Investments		2.2	0.6	0.4
		$774.1	$504.8	$182.0
(a) net of any cash acquired.

	2016
Acquisition	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Frontline	April 6, 2016	$13.7	$11.3	$2.3
Quantum Data	April 15, 2016	17.3	10.7	5.4
CARIS	May 3, 2016	26.2	22.2	3.6
IN USA	November 2, 2016	10.2	6.3	3.0
Hanson Research	December 6, 2016	25.0	13.5	8.4
Other investments		1.0	—	—
		$93.4	$64.0	$22.7
(a) net of any cash acquired.

Fair values allocated to the assets acquired and liabilities assumed (in millions):	2017	2016
Current assets, excluding cash acquired	$152.9	$11.9
Property, plant and equipment	94.5	3.9
Goodwill	504.8	64.0
Acquired intangible assets	182.0	22.7
Other long-term assets	10.1	1.2
Total assets acquired	944.3	103.7
Current liabilities	(82.1)	(9.9)
Long-term liabilities	(88.1)	(0.4)
Total liabilities assumed	(170.2)	(10.3)
Cash paid, net of cash acquired	$774.1	$93.4
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2017 and 2016 (dollars in millions):

	2017		2016
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years	Intangible Assets	Weighted average useful life in years
Proprietary technology	$107.0	11.6	$10.4	9.4
Customer list/relationships	25.2	12.9	8.9	13.2
Backlog	3.0	0.8	0.3	0.3
Trademarks	—	n/a	0.5	3.0
Total intangibles subject to amortization	135.2	11.6	20.1	10.8

Intangibles not subject to amortization:
Trademarks	46.8	n/a	2.6	n/a

Total acquired intangible assets	$182.0	n/a	$22.7	n/a

Goodwill	$504.8	n/a	$64.0	n/a
Goodwill resulting from the acquisitions of SSI, Frontline, Quantum Data, IN USA and CARIS will be deductible for tax purposes. Goodwill resulting from the acquisitions of e2v and Hanson Research will not be deductible for tax purposes.

Goodwill (in millions):	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 3, 2016	$680.8	$292.5	$143.5	$23.4	$1,140.2
Current year acquisitions	41.8	22.2	—	—	64.0
Foreign currency changes	(9.3)	2.7	(4.1)	—	(10.7)
Balance at January 1, 2017	713.3	317.4	139.4	$23.4	1,193.5
Current year acquisitions	25.8	441.3	37.7	—	504.8
Foreign currency changes and other	17.3	56.9	4.9	(0.7)	78.4
Balance at December 31, 2017	$756.4	$815.6	$182.0	$22.7	$1,776.7

	2017			2016
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other acquired intangible assets (in millions):
Proprietary technology	$329.6	$159.4	$170.2	$207.2	$130.1	$77.1
Customer list/relationships	153.2	82.7	70.5	121.9	68.3	53.6
Patents	0.7	0.6	0.1	0.7	0.6	0.1
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	3.9	2.7	1.2	3.8	2.4	1.4
Backlog	16.3	15.9	0.4	12.7	12.6	0.1
Other acquired intangible assets subject to amortization	504.6	262.2	242.4	347.2	214.9	132.3
Other acquired intangible assets not subject to amortization:
Trademarks	156.5	—	156.5	102.3	—	102.3
Total other acquired intangible assets	$661.1	$262.2	$398.9	$449.5	$214.9	$234.6
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
The Company recorded $41.4 million, $28.3 million and $30.6 million in amortization expense in 2017, 2016 and 2015, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2018 - $38.5; 2019 - $30.6; 2020 - $28.7; 2021 - $27.8; 2022 - $24.9.
The estimated remaining useful lives by asset category as of December 31, 2017, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	6.3
Customer list/relationships	6.3
Patents	3.3
Backlog	0.9
Trademarks	3.8
Total intangibles subject to amortization	6.3

Note 4. Financial Instruments
The Company had no cash equivalents at December 31, 2017 or January 1, 2017. The Company has categorized its cash equivalents, if any, as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of December 31, 2017 and January 1, 2017, are disclosed in Note 2, “Hedging Activities/Derivative Instruments,” of the Notes to Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 9, “Long-Term Debt,” of the Notes to Consolidated Financial Statements approximated the carrying value based upon Level 2 inputs at December 31, 2017 and January 1, 2017. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 9, at December 31, 2017 and January 1, 2017, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable

Accounts receivable (in millions):	Balance at year-end
	2017	2016
Commercial and other receivables	$419.8	$329.1
U.S. Government and prime contractors contract receivables:
Billed receivables	26.2	19.2
Unbilled receivables	42.4	40.6
	488.4	388.9
Allowance for doubtful accounts	(10.3)	(5.2)
Total accounts receivable, net	$478.1	$383.7
The billed contract receivables from the U.S. Government and prime contractors contain $26.2 million and $10.6 million at December 31, 2017, and January 1, 2017, respectively, due to long-term contracts. The unbilled contract receivables from the U.S. Government and prime contractors contain $42.4 million and $36.9 million at December 31, 2017, and January 1, 2017, respectively, due to long-term contracts, generally one to two years.
Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.
Note 6. Inventories

Inventories (in millions):	Balance at year-end
	2017	2016
Raw materials and supplies	$200.2	$146.0
Work in process	157.9	147.8
Finished goods	54.1	43.0
	412.2	336.8
Progress payments	(1.4)	(9.1)
Reduction to LIFO cost basis	(10.6)	(13.5)
Total inventories, net	$400.2	$314.2
Inventories at cost determined on the LIFO method were $63.6 million at December 31, 2017, and $68.4 million at January 1, 2017. The remainder of the inventories using average cost or the FIFO methods, were $348.6 million at December 31, 2017, and $268.4 million at January 1, 2017. Certain inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.
The Company recorded $2.9 million in LIFO income in 2017, $0.7 million in LIFO income in 2016 and $1.2 million of LIFO income in 2015.
Inventories, before progress payments, related to long-term contracts were $87.7 million and $87.2 million at December 31, 2017, and January 1, 2017, respectively. Progress payments related to long-term contracts were $1.4 million and $9.1 million at December 31, 2017, and January 1, 2017, respectively. Under the contractual arrangements by which progress payments are received, the customer has an ownership right in the inventories associated with specific contracts.

Note 7. Supplemental Balance Sheet Information

Property, plant and equipment (in millions):	Balance at year-end
	2017	2016
Land	$61.4	$37.5
Buildings	256.6	204.3
Equipment and software	656.4	567.5
	974.4	809.3
Accumulated depreciation and amortization	(531.6)	(468.5)
Total property, plant and equipment, net	$442.8	$340.8

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	December 31, 2017	January 1, 2017
Salaries and wages	Accrued liabilities	$121.6	$90.1
Customer related accruals, deposits and credits	Accrued liabilities	$109.6	$72.4
Deferred tax liabilities	Other long-term liabilities	$61.8	$26.8
Note 8. Stockholders’ Equity

Common stock and treasury stock activity:	Stock	Treasury Stock
Balance, December 28, 2014	37,697,865	1,042,281
Acquired	—	2,561,815
Issued	—	(420,830)
Balance, January 3, 2016	37,697,865	3,183,266
Acquired	—	138,831
Issued	—	(734,994)
Balance, January 1, 2017	37,697,865	2,587,103
Issued	—	(429,471)
Balance, December 31, 2017	37,697,865	2,157,632
Shares issued include stock options exercised as well as shares issued under certain compensation plans.
Treasury Stock
On January 27, 2015, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. In February 2015, the Company entered into a $142.0 million accelerated share repurchase (“ASR”) agreement with a financial institution (“ASR Counterparty”) in a privately negotiated transaction for 1,500,000 shares of the Company's common stock. Pursuant to the ASR agreement, in February 2015, the Company advanced $142.0 million to the ASR counterparty and received 1,425,000 shares of common stock, which used $134.9 million of the $142.0 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. In November 2015, the February 2015 ASR was settled with the Company making a payment of $1.2 million. In November 2015, the Company entered into a $100.5 million ASR agreement with a financial institution in a privately negotiated transaction for 1,100,000 shares of the Company's common stock. Pursuant to the ASR agreement, the Company advanced $100.5 million to the ASR counterparty and received 1,045,000 shares of common stock, which used $95.5 million of the $100.5 million advanced, representing 95% of the estimated shares to be repurchased under the ASR agreement. In February 2016, the November 2015 ASR was settled and Teledyne received 135,374 shares of common stock.
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

In 2015, the Company spent $243.8 million to repurchase a total of 2,561,815 shares of its common stock. Teledyne has 2,157,632 shares of treasury stock at December 31, 2017.
On January 26, 2016, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock. The 2015 and 2016 stock repurchase authorizations are expected to remain open continuously, with respect to the shares remaining thereunder, and the number of shares repurchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases are expected to be funded with cash on hand and borrowings under the Company’s credit facility. No repurchases were made in 2017 or in 2016.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2017, 2016 or 2015.
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
No stock options were granted in 2015. Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $14.2 million, $11.6 million, and $12.2 million for stock option expense, for 2017, 2016 and 2015, respectively. The Company issues shares of common stock upon the exercise of stock options. On January 23, 2018, the Company granted 373,468 stock options to its employees at an exercise price of $192.00 per share.
The total pretax intrinsic value of options exercised during 2017 and 2016 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $33.1 million and $36.6 million, respectively. At December 31, 2017, the intrinsic value of stock options outstanding was $224.9 million and the intrinsic value of stock options exercisable was $161.3 million. During 2017 and 2016, the amount of cash received from the exercise of stock options was $24.9 million and $36.1 million, respectively.
At December 31, 2017, there was $22.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.4 years.
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

Stock option valuation assumptions:	2017	2016
Expected dividend yield	—	—
Expected volatility	32.3%	32.7%
Risk-free interest rate	1.0% to 2.5%	1.5%
Expected life in years	7.2	7.2
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2017 and 2016 was $48.45 and $29.95, respectively.

Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,175,442	$70.44	2,383,870	$63.74	2,850,877	$62.37
Granted	543,880	$123.40	520,310	$78.46	—	$—
Exercised	(390,835)	$63.96	(687,018)	$52.54	(386,679)	$49.13
Canceled or expired	(42,784)	$92.79	(41,720)	$82.49	(80,328)	$85.26
Ending balance	2,285,703	$83.73	2,175,442	$70.44	2,383,870	$63.74
Options exercisable at end of period	1,443,241	$70.35	1,530,847	$65.52	1,907,126	$57.61
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 31, 2017, under the stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$15.53-$24.99	5,359	$21.83	1.5	5,359	$21.83
$25.00-$49.99	351,909	$43.78	2.8	351,909	$43.78
$50.00-$74.99	260,431	$63.03	4.0	260,431	$63.03
$75.00-$99.99	1,139,099	$82.67	6.8	825,542	$84.30
$100.00-$124.99	528,005	$123.38	9.1	—	$—
$125.00-$135.24	900	$133.88	9.2	—	$—
	2,285,703	$83.73	6.4	1,443,241	$70.35
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
In February 2012, the performance cycle for the three-year period ending December 31, 2014, was set. Under the plan, and based on actual performance, the company issued 1,944 shares in 2015, 864 shares in 2016 and 1,883 shares in 2017.
In February 2015, the performance cycle for the three-year period ending December 31, 2017, was set. Under the plan, and based on actual performance, the number of shares that could be issued in three equal installments in 2018, 2019 and 2020, is 48,156.
The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index (for 2018 the comparator is the Russell 1000). No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $4.6 million, $2.1 million and $2.3 million in compensation expense related to the PSP program for fiscal years 2017, 2016 and 2015, respectively.
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

The calculated expense for restricted stock awards to employees is based on a Monte-Carlo type simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index (for 2018 the comparator is the Russell 1000). No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $2.7 million, $2.7 million and $2.6 million in compensation expense related to restricted stock awards to employees, for fiscal years 2017, 2016 and 2015, respectively. At December 31, 2017, there was $2.6 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.3 years.
The following table shows restricted stock award activity for grants made to both domestic and foreign based employees:

Restricted stock:	Shares	Weighted average fair value per share
Balance, December 28, 2014	108,726	$69.55
Granted	34,054	$92.74
Issued	(29,642)	$51.38
Forfeited/Canceled	(13,502)	$82.33
Balance, January 3, 2016	99,636	$81.15
Granted	37,104	$72.91
Issued	(39,357)	$67.15
Forfeited/Canceled	(339)	$79.93
Balance, January 1, 2017	97,044	$83.68
Granted	24,232	$114.42
Issued	(30,704)	$87.98
Forfeited/Canceled	(2,136)	$82.53
Balance, December 31, 2017	88,436	$90.63
Beginning with the 2015 Annual Meeting, non-employee directors each receive restricted stock units valued at $110,000 (or valued at $55,000 for a person who becomes a director for the first time after the date of the Annual Meeting). The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee directors restricted stock grants was approximately $1.0 million for each of 2017, 2016 and 2015. The following table shows restricted stock award activity for grants made to non-employee directors:

Directors Restricted stock:	Shares	Weighted average fair value per share
Balance, December 28, 2014	—	$—
Granted	9,534	$108.95
Balance, January 3, 2016	9,534	$108.95
Granted	10,305	$96.00
Issued	(8,532)	$108.93
Balance, January 1, 2017	11,307	$97.16
Granted	7,371	$134.26
Issued	(10,305)	$96.00
Balance, December 31, 2017	8,373	$131.25
In December 2016, Teledyne granted 16,045 restricted stock units with a grant date fair value of $2.0 million to Teledyne’s Chief Executive Officer, which vest in equal annual installments over three years. The calculated expense for restricted stock units is based on the market price of a share of Teledyne common stock at the grant date, which is recognized over the vesting period and was $0.7 million in 2017 and less than $0.1 million in 2016. In December 2017, we issued 2,389 shares under the plan and 2,960 shares were withheld to pay income taxes.

Note 9. Long-Term Debt
At December 31, 2017, Teledyne had $1,063.9 million in long-term debt outstanding. At January 1, 2017, Teledyne had $509.7 million in long-term debt outstanding.
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
Teledyne also has a $5.0 million uncommitted credit line which permits credit extensions up to $5.0 million plus an incremental $2.0 million solely for standby letters of credit. This credit line is utilized, as needed, for periodic cash needs. There were no in outstanding funding advances under the uncommitted credit line at December 31, 2017 and $3.5 million outstanding at January 1, 2017. The Company also has $6.7 million outstanding under capital leases, of which $1.3 million is current. At year-end 2017, Teledyne had $29.6 million in outstanding letters of credit.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $558.7 million at December 31, 2017. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at December 31, 2017, the Company was in compliance with these covenants.
Total interest expense including credit facility fees and other bank charges was $35.5 million in 2017, $23.6 million in 2016 and $24.0 million in 2015.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at December 31, 2017, and January 1, 2017, approximated the carrying value.

Long-Term Debt (in millions):	December 31, 2017	January 1, 2017
$750.0 million revolving credit facility, due December 2020, weighted average rate of 2.72% at December 31, 2017	$165.0	$—
Term Loans due through January 2022, weighted average rate of 2.94% at December 31, 2017, and 1.90% at January 1, 2017	175.5	182.5
Term loan due October 2019, variable rate of 2.80% swapped to a Euro fixed rate of 0.7055% at December 31, 2017	100.0	—
4.74% Fixed Rate Senior Notes due and repaid September 2017	—	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	60.0	—
0.92% €100 Million Fixed Rate Senior Notes due April 2023	120.0	—
1.09% €100 Million Fixed Rate Senior Notes due April 2024	120.0	—
Other debt at various rates due through 2018	2.7	4.2
Total long-debt	1,068.2	611.7
Current portion of long-term debt and debt issue costs	(4.3)	(102.0)
Total long-term debt, net of current portion	$1,063.9	$509.7
No minimum principal payments on the $750.0 million revolving credit facility are required until December 2020. The Company began making quarterly minimum principal payments on the term loans in 2015. Future minimum principal payments on long-term debt are as follows: 2018 - $2.3 million; 2019 - $136.0 million; 2020 - $105.1 million; 2021 - $102.4 million; 2022 - $482.0 million; 2023 and beyond - $240.4 million. The Company has no sinking fund requirements.
Note 10. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a tax on deemed repatriation of non-U.S. earnings. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. In accordance with the Tax Act, the Company will elect to pay the repatriation tax liability over a period of eight years, with the first installment of $3.1 million due in 2018. The remainder of the tax liability is recorded in non-current income tax payable. The repatriation tax resulted in a net tax expense of $26.2 million and the remeasurement of U.S. deferred tax assets and liabilities resulted in a net tax benefit of $21.5 million. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. These adjustments to the provisional charge related to the Tax Act will be recorded quarterly until the computations are complete which is expected no later than the fourth quarter of 2018.
Income before income taxes included income from domestic operations of $187.2 million for 2017, $195.2 million for 2016 and $213.8 million for 2015. Income before taxes included income from foreign operations of $99.8 million for 2017, $46.1 million for 2016 and $44.4 million for 2015.

Income tax provision/(benefit) - (in millions):	2017	2016	2015
Current
Federal	$54.0	$43.0	$54.4
State	6.4	3.9	5.3
Foreign	22.8	3.4	4.0
Total current	83.2	50.3	63.7
Deferred
Federal	(10.7)	4.3	3.5
State	(3.6)	(4.8)	(2.5)
Foreign	(9.1)	0.6	(2.0)
Total deferred	(23.4)	0.1	(1.0)
Provision for income taxes	$59.8	$50.4	$62.7

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

Tax rate reconciliation:	2017	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.8	1.6	1.9
Research and development tax credits	(3.2)	(2.0)	(3.4)
Investment tax credits	(1.5)	(1.8)	(1.2)
Qualified production activity deduction	(1.3)	(1.6)	(2.2)
Foreign rate differential	(4.2)	(2.7)	(2.1)
Net reversals for unrecognized tax benefits	(0.8)	(1.5)	(2.1)
Stock-based compensation (ASU No. 2016-09)	(3.1)	(3.5)	—
Provisional charges related to U.S. tax reform	1.6	—	—
Other	(3.5)	(2.6)	(1.6)
Effective income tax rate	20.8%	20.9%	24.3%
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
The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2017	2016
Long-term:
Accrued liabilities	$16.9	$36.4
Inventory valuation	14.3	17.7
Accrued vacation	7.6	10.7
Deferred compensation and other benefit plans	11.6	24.5
Postretirement benefits other than pensions	3.0	4.6
Tax credit and net operating loss carryforward	49.8	47.7
Valuation allowance	(8.8)	(16.9)
Total deferred income tax assets	94.4	124.7
Deferred income tax liabilities:
Long-term:
Property, plant and equipment differences	28.6	30.6
Intangible amortization	113.4	110.7
Other	3.4	4.8
Total deferred income tax liabilities	145.4	146.1
Net deferred income tax liabilities	$51.0	$21.4
On a provisional basis, we intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. Due to the Tax Act, U.S. federal and applicable state income taxes have been accrued for the deemed repatriation. At December 31, 2017, the amount of undistributed foreign earnings was $324.3 million, for which we have not recorded a deferred tax liability of approximately $1.4 million for state corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets decreased by $8.1 million in 2017, primarily related to the utilization of net operating loss carryforward and evidence for future utilization of the remaining investment tax credit and net operating loss carryforwards.
At December 31, 2017, the Company had approximately $60.6 million of net operating loss carryforward from foreign entities primarily from the Company’s Danish entity, which has no expiration date. The Company had foreign capital loss carryforward in the amount of $2.2 million which has no expiration date. Also the Company had aggregate Canadian federal and provincial investment tax credits of $19.9 million, which have expiration dates of 2029 to 2037. In addition, the Company had domestic federal and state net operating loss carryforward of $3.8 million and $131.1 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries, and have expiration dates ranging from 2030 to 2037 and the state net operating loss carryforward amounts have expiration dates ranging from 2020 to 2037. Finally, the Company had federal research and development credit carryforward in the amount of $1.2 million which will expire between 2032 and 2035 and state tax credits of $13.8 million, of which $11.6 million have no expiration date and $2.2 million have expiration dates ranging from 2019 to 2033.

Unrecognized tax benefits (in millions):	2017	2016	2015
Beginning of year	$24.5	$28.8	$32.3
Increase in prior year tax positions (a)	0.5	1.6	2.1
Increase for tax positions taken during the current period	9.8	1.6	1.6
Reduction related to settlements with taxing authorities	—	—	(1.5)
Reduction related to lapse of the statute of limitations	(8.8)	(7.5)	(5.0)
Impact of exchange rate changes	—	—	(0.7)
End of year	$26.0	$24.5	$28.8
a) Includes the impact of acquisitions in all years.
The Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $4.9 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues in the next 12 months.
We recognized net tax benefits for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of operations of $0.5 million, $0.2 million and $0.2 million, for 2017, 2016 and 2015, respectively. Interest and penalties in the amount of $1.4 million, $1.9 million and $2.1 million were recognized in the 2017, 2016 and 2015 statement of financial position, respectively. Substantially all of the unrecognized tax benefits as of December 31, 2017, if recognized would affect our effective tax rate.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2013, United Kingdom and France tax matters for all years through 2014 and Canadian income tax matters for all years through 2009.
Note 11. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 13% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan only. The Company also has several smaller domestic qualified and foreign-based defined benefit pension plans.
Teledyne’s domestic pension income was $2.9 million in 2017, compared with pension income of $3.0 million in 2016 and pension expense of $2.0 million in 2015. In the first quarter of 2015, Teledyne froze its non-qualified pension plan for top executives which resulted in a one-time gain of $1.2 million. In accordance with U.S. Government Cost Accounting Standards (“CAS”), $13.8 million was recoverable from certain government contracts, for each of 2017, 2016 and 2015. Teledyne did not make any cash contributions to its domestic qualified pension plan since 2013. In 2018, we are not required, and are not planning, to make any cash contributions to the domestic qualified pension plan.
In December 2017, the Company’s U.S. domestic qualified pension plan purchased group annuity contracts from an insurance company and paid a total annuity premium of $19.0 million. This annuity contract transfers the obligation to this insurance company to guarantee the full payment of all annuity payments to approximately 412 existing retired pension plan participants or their surviving beneficiaries. In June and December 2016, the Company’s U.S. domestic qualified pension plan purchased group annuity contracts from two insurance companies and paid a total annuity premium of $27.2 million. These annuity contracts transfer the obligation to these insurance companies to guarantee the full payment of all annuity payments to approximately 1,193 existing retired pension plan participants or their surviving beneficiaries. These annuity contracts assume all investment risk associated with the assets that were delivered as the annuity contract premiums.

The domestic qualified pension plan was amended in 2015 to allow participants at retirement to elect a lump-sum payment. In 2017, 2016 and 2015, the Company made lump sum payments of approximately $21.7 million, $14.6 million and $10.5 million, respectively, from the domestic qualified pension plan assets to certain participants in the plan as a result of these lump sum offers. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and post-retirement obligations.
The Company’s contributions associated with its 401(k) plans were $9.8 million, $9.3 million and $10.1 million, for 2017, 2016 and 2015, respectively.

Net periodic benefit (income) expense - in millions:	Domestic			Foreign
	2017	2016	2015	2017	2016	2015
Service cost - benefits earned during the period	$10.2	$10.4	$12.4	$1.0	$0.8	$0.9
Interest cost on benefit obligation	35.6	38.9	37.8	1.2	1.6	1.7
Expected return on plan assets	(71.3)	(72.9)	(74.4)	(2.1)	(2.2)	(2.2)
Amortization of prior service cost	(6.0)	(6.0)	(6.0)	(0.1)	—	—
Amortization of actuarial loss	28.6	26.6	33.4	0.6	0.6	0.6
Curtailment	—	—	(1.2)	(0.4)	—	—
Net periodic benefit (income) expense	$(2.9)	$(3.0)	$2.0	$0.2	$0.8	$1.0
The expected long-term rate of return on plan assets is reviewed annually, taking into consideration the Company’s asset allocation, historical returns on the types of assets held, the current economic environment, and prospective expectations. We determined the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high-quality corporate bonds priced as of the pension plan measurement date. The yields on the bonds are used to derive a discount rate for the obligation.
The following assumptions were used to measure the net benefit income/cost within each respective year:

Pension Plan Assumptions:	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plan - 2017	4.54%	2.75%	8.00%
Domestic plan - 2016	4.91%	2.75%	8.00%
Domestic plan - 2015	4.50%	2.75%	8.25%

Foreign plans - 2017	0.60% - 2.50%	1.00% - 2.50%	1.00% - 5.90%
Foreign plans - 2016	0.90% - 3.60%	1.00% - 2.43%	1.40% - 6.50%
Foreign plans - 2015	1.20% - 3.50%	1.30% - 2.40%	1.80% - 6.40%
For its domestic pension plans the Company is projecting a long-term rate of return on plan assets of 8.00% in 2018. For its foreign based pension plans the Company is projecting a long-term rate of return on plan assets will range from 1.00% to 4.50% in 2018.

	Domestic		Foreign
	2017	2016	2017	2016
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$810.9	$820.4	$51.4	$56.6
Service cost - benefits earned during the year	10.2	10.4	1.0	0.8
Interest cost on projected benefit obligation	35.6	38.9	1.2	1.6
Actuarial (gain) loss	41.9	29.5	(1.6)	6.2
Benefits paid(a)	(86.3)	(88.3)	(2.4)	(1.8)
Plan amendments	—	—	—	(0.3)
Settlements/curtailments	—	—	(3.0)	(4.6)
Other - including foreign currency	—	—	5.7	(7.1)
Business combinations	—	—	5.5	—
Benefit obligation - end of year	$812.3	$810.9	$57.8	$51.4

Accumulated benefit obligation - end of year	$809.4	$807.3	$53.7	$49.1

(a)
The 2017, 2016 and 2015 amounts include lump sum payments to certain participants of $21.7 million, $14.6 million and $10.5 million, respectively. In addition, in 2016, the Company’s U.S. domestic qualified pension plan purchased group annuity contracts from two insurance companies and paid a total annuity premium of $27.2 million.

 The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plan			Foreign Plans
	2017	2016	2015	2017	2016	2015
Discount rate	4.54%	4.54%	4.91%	0.60% - 2.50%	0.60% - 2.50%	0.90% - 3.60%
Salary growth rate	2.75%	2.75%	2.75%	1.00% - 2.50%	1.00% - 2.30%	1.00% - 2.40%

	Domestic		Foreign
	2017	2016	2017	2016
Changes in plan assets (in millions):
Fair value of net plan assets - beginning of year	$857.1	$890.4	$42.1	$43.8
Actual return on plan assets	123.1	52.9	2.5	5.8
Employer contribution - other benefit plan	2.1	2.1	2.6	3.4
Foreign currency changes	—	—	4.3	(5.9)
Benefits paid	(86.3)	(88.3)	(2.4)	(1.8)
Other	—	—	(2.4)	(3.2)
Fair value of net plan assets - end of year	$896.0	$857.1	$46.7	$42.1

The measurement date for the Company’s pension plans is December 31.
The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2017 and 2016 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

	Domestic		Foreign
	2017	2016	2017	2016
Funded status	$83.7	$46.2	$(11.1)	$(9.3)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset long-term	$127.2	$88.5	$—	$—
Accrued pension obligation long-term	(35.4)	(34.5)	(11.1)	(9.3)
Accrued pension obligation short-term	(2.6)	(2.6)	—	—
Other long-term liabilities	(5.5)	(5.2)	—	—
Net amount recognized	$83.7	$46.2	$(11.1)	$(9.3)

Amounts recognized in accumulated other comprehensive loss:
Prior service credit	$(24.7)	$(30.7)	$(0.2)	$(0.5)
Net loss	383.0	421.5	8.2	10.3
Net amount recognized, before tax effect	$358.3	$390.8	$8.0	$9.8

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2017	2016
Projected benefit obligation	$101.3	$93.7
Accumulated benefit obligation	$97.3	$91.4
Fair value of plan assets	$46.7	$42.1
 At year-end 2017 and 2016 the Company had an accumulated non-cash reduction to stockholders’ equity of $227.8 million and $249.6 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $135.8 million at year end 2017 and $147.3 million at year end 2016.
At December 31, 2017, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2018 for the pension plans are: net loss $31.5 million and net prior service credit $6.1 million.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2018	$56.7	$2.9
2019	56.9	2.0
2020	57.1	2.2
2021	57.8	2.3
2022	58.3	2.1
2023-2027	287.3	12.6
Total	$574.1	$24.1
The following table sets forth the percentage of year-end market value by asset class for the pension plans:

Market value by asset class:	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2017	2016	2017	2016
Equity instruments	58%	57%	46%	75%
Fixed income instruments	29	30	30	15
Alternatives and other	13	13	24	10
Total	100%	100%	100%	100%

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
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of December 31, 2017, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$40.9	$—	$40.9
Equity securities	131.8	253.5	—	385.3
U.S. government securities and futures	69.5	—	—	69.5
Corporate bonds	—	86.7	—	86.7
Insurance contracts related to foreign plans	—	12.3	—	12.3
Fair value of net plan assets at the end of the year	$201.3	$393.4	$—	$594.7

Investments measured at net asset value:
Alternatives				$159.5
Mutual funds (c)				157.0
Senior secured loans				0.2
Mortgage-backed securities				17.3
High yield bonds				14.0
Fair value of net plan assets at the end of the year				$348.0
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
(a) There were no of transfers of plan assets between the three levels of the fair value hierarchy during the year.
(b) Reflects cash and cash equivalents held in overnight cash investments.
(c) 29% of mutual funds invest in fixed income types of securities; 71% invest in equity securities.

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

Net period postretirement benefit expense (in millions):	2017	2016	2015
Service cost - benefits earned during the period	$—	$—	$—
Interest cost on benefit obligation	0.4	0.5	0.5
Amortization of prior service cost	—	—	—
Amortization of actuarial gain	(0.4)	(0.4)	(0.2)
Net periodic benefit expense	$—	$0.1	$0.3

	2017	2016
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$9.8	$10.7
Interest cost on projected benefit obligation	0.4	0.5
Actuarial loss	0.8	0.1
Benefits paid	(1.3)	(1.5)
Benefit obligation - end of year	$9.7	$9.8
The measurement date for the Company’s postretirement plans is December 31.

Future postretirement plan benefit payments (in millions):
2018	$1.1
2019	1.0
2020	0.9
2021	0.9
2022	0.8
2023-2027	3.4
Total	$8.1
The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year-end 2017 and 2016 (in millions):

	2017	2016
Funded status:
Funded status	$(9.7)	$(9.8)
Unrecognized net gain	(2.7)	(3.8)
Accrued benefit cost	$(12.4)	$(13.6)

Amounts recognized in the consolidated balance sheets:
Accrued postretirement benefits (long-term)	$(8.7)	$(8.7)
Accrued postretirement benefits (short-term)	(1.0)	(1.1)
Accumulated other comprehensive income	(2.7)	(3.8)
Net amount recognized	$(12.4)	$(13.6)
At December 31, 2017, the amounts in the AOCI that have not yet been recognized as components of net periodic benefit income for the retiree medical plans are: net gain $2.7 million and net prior service credit of less than $0.1 million. At December 31, 2017, the estimated amortization from AOCI expected to be recognized as components of net periodic benefit income during 2018 for the retiree medical plans are: net gain $0.3 million and net prior service cost of less than $0.1 million.
 The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 6.5% in 2018 and was assumed to decrease to 5.0% by the year 2024 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2017 and would result in an increase in the postretirement benefit obligation by $0.3 million at December 31, 2017. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2017 and would result in a decrease in the postretirement benefit obligation by $0.2 million at December 31, 2017.

Note 12. Business Segments
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra, for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. In the third quarter of 2016, Teledyne completed the disposition of the net assets of its PCT business for $9.3 million in cash resulting in no gain or loss. PCT, which was part of the Aerospace and Defense Electronics segment, had sales of $10.1 million and $16.6 million for 2016 and 2015, respectively. For 2016, PCT reported a pretax loss of $3.1 million and $3.9 million for 2016 and 2015, respectively. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
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
As part of a continuing effort to reduce costs and improve operating performance the Company may take actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations.
The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2017	2016	2015
Instrumentation	$2.1	$10.6	$3.9
Digital Imaging	—	2.0	3.2
Aerospace and Defense Electronics	2.1	4.6	1.2
Engineered Systems	—	0.1	0.1
Total	$4.2	$17.3	$8.4
At December 31, 2017, $1.5 million remains to be paid related to these actions.
Information on the Company’s business segments was as follows (in millions):

Net sales:	2017	2016	2015
Instrumentation	$953.9	$876.7	$1,051.1
Digital Imaging	693.5	398.7	379.0
Aerospace and Defense Electronics	670.2	615.9	593.4
Engineered Systems	286.2	258.6	274.6
Total net sales	$2,603.8	$2,149.9	$2,298.1

Operating income:	2017	2016	2015
Instrumentation	$127.4	$109.8	$171.0
Digital Imaging	108.4	45.9	40.0
Aerospace and Defense Electronics	124.9	112.1	84.8
Engineered Systems	37.7	32.1	26.1
Corporate expense	(62.8)	(46.1)	(40.2)
Total operating income	$335.6	$253.8	$281.7

Depreciation and amortization:	2017	2016	2015
Instrumentation	$38.2	$37.3	$41.2
Digital Imaging	48.5	26.2	26.1
Aerospace and Defense Electronics	15.7	14.4	15.0
Engineered Systems	4.0	4.1	3.5
Corporate	6.6	5.3	4.5
Total depreciation and amortization	$113.0	$87.3	$90.3

Capital expenditures:	2017	2016	2015
Instrumentation	$13.7	$50.9	$20.9
Digital Imaging	23.3	12.5	9.2
Aerospace and Defense Electronics	11.0	12.6	9.1
Engineered Systems	5.8	5.9	5.7
Corporate	4.7	5.7	2.1
Total capital expenditures	$58.5	$87.6	$47.0
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.

Identifiable assets:	2017	2016	2015
Instrumentation	$1,413.6	$1,361.0	$1,339.6
Digital Imaging	1,496.4	671.1	634.9
Aerospace and Defense Electronics	605.5	449.4	451.6
Engineered Systems	107.0	93.9	92.2
Corporate (a)	223.9	199.0	198.8
Total identifiable assets	$3,846.4	$2,774.4	$2,717.1
(a) The amount for 2017, 2016 and 2015 includes $127.2 million, $88.5 million and $111.0 million prepaid pension asset, respectively.
Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales by country of origin:	2017	2016	2015
United States	$1,834.6	$1,645.7	$1,797.1
Canada	266.1	209.2	208.8
United Kingdom	197.5	109.6	124.6
France	36.1	7.9	8.3
All other countries	269.5	177.5	159.3
Total sales	$2,603.8	$2,149.9	$2,298.1

Long-lived assets:	2017	2016	2015
United States	$1,495.4	$1,404.9	$1,329.1
Canada	288.2	273.5	249.9
United Kingdom	487.9	103.3	127.3
France	370.2	3.2	3.4
All other countries	182.0	138.1	139.3
Total long-lived assets	$2,823.7	$1,923.0	$1,849.0
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
The tables below provide a summary of the sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2017	2016	2015
Environmental Instrumentation	$314.3	$270.1	$268.7
Marine Instrumentation	430.7	418.7	614.0
Test and Measurement Instrumentation	208.9	187.9	168.4
Total	$953.9	$876.7	$1,051.1
Sales to the U.S. Government included sales to the U.S. Department of Defense of $479.7 million in 2017, $449.4 million in 2016, and $447.2 million in 2015. Total sales to international customers were $1,208.5 million in 2017, $919.4 million in 2016, and $1,020.4 million in 2015. Of these amounts, sales by operations in the United States to customers in other countries were $555.5 million in 2017, $539.4 million in 2016, and $628.2 million in 2015. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments generally were priced at prevailing market prices and were $22.8 million, $20.2 million and $19.4 million for 2017, 2016 and 2015, respectively.

Note 13. Lease Commitments
Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements.
At December 31, 2017, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Lease Commitments:	Capital	Operating
2018	$1.3	$22.4
2019	1.2	18.7
2020	1.3	17.6
2021	1.2	15.6
2022	1.2	12.4
Thereafter	1.5	51.4
Total minimum lease payments	7.7	$138.1
Less:
Imputed interest	(1.0)
Current portion	(1.3)
Present value of minimum capital lease payments, net of current portion	$5.4
The 2017 property, plant and equipment accounts included $11.0 million of property leased under capital leases and $6.4 million of related accumulated depreciation. The 2016 property, plant and equipment accounts included $10.1 million of property leased under capital leases and $5.2 million of related accumulated depreciation. Rental expense under operating leases, net of immaterial sublease income, was $26.9 million in 2017, $28.1 million in 2016 and $24.5 million in 2015.

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
At December 31, 2017, the Company’s reserves for environmental remediation obligations totaled $5.1 million, of which $1.0 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
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

Note 15. Quarterly Financial Data (Unaudited)

Fiscal Year 2017 (a) (in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$566.1	$671.1	$662.2	$704.4
Costs and expenses
Cost of sales (b)	354.2	418.3	405.8	433.9
Selling, general and administrative expenses (b)	153.8	166.6	163.5	172.1
Total costs and expenses	508.0	584.9	569.3	606.0
Operating income	58.1	86.2	92.9	98.4
Interest and debt expense, net (b)	(8.2)	(9.1)	(8.2)	(7.6)
Other income, net (b)	(9.3)	(0.7)	(3.0)	(2.5)
Income before income taxes	40.6	76.4	81.7	88.3
Provision for income taxes (c)	10.1	16.3	12.7	20.7
Net income attributable to Teledyne	$30.5	$60.1	$69.0	$67.6

Basic earnings per common share	$0.87	$1.71	$1.95	$1.91

Diluted earnings per common share	$0.84	$1.66	$1.90	$1.84

a) Fiscal year 2017 was a 52-week fiscal-year, each quarter contained 13 weeks.
b) The first quarter of 2017 includes pretax charges of $21.2 million related to the acquisition of e2v, of which, $1.4 million was recorded to cost of sales, $11.5 million was recorded to selling, general and administrative expenses, $2.3 million was recorded to interest expense and $6.0 million was recorded as other expense. The second quarter of 2017 includes pretax charges of $4.0 million related to the acquisition of e2v, of which, $2.7 million was recorded to cost of sales and $1.3 million was recorded to selling, general and administrative expenses. The third quarter of 2017 includes pretax charges of $2.9 million related to the acquisition of e2v, of which, $2.7 million was recorded to cost of sales and $0.2 million was recorded to selling, general and administrative expenses. The fourth quarter of 2017 includes a $1.1 million reduction to estimated pretax charges recorded in 2017 related to the acquisition of e2v, which was recorded to cost of sales.

c) Includes $1.4 million in net discrete income tax benefits in the first quarter, $4.6 million in net discrete income tax benefits in the second quarter, $9.9 million in net discrete income tax benefits the third quarter and $1.3 million in net discrete income tax benefits in the fourth quarter. The net discrete income tax benefits in the fourth quarter includes provisional charges of $4.7 million due to the estimated impact of the Tax Act.

Fiscal Year 2017 (in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales:
Instrumentation	$232.8	$233.8	$232.5	$254.8
Digital Imaging	113.8	188.5	191.5	199.7
Aerospace and Defense Electronics	151.9	172.8	165.1	180.4
Engineered Systems	67.6	76.0	73.1	69.5
Total net sales	$566.1	$671.1	$662.2	$704.4

Operating income:
Instrumentation	$30.4	$30.8	$34.8	$31.4
Digital Imaging (a)	15.3	26.4	31.9	34.8
Aerospace and Defense Electronics (a)	26.2	32.4	29.4	36.9
Engineered Systems	8.9	9.1	10.0	9.7
Corporate expense (a)	(22.7)	(12.5)	(13.2)	(14.4)
Total operating income	$58.1	$86.2	$92.9	$98.4

a)
The first quarter of 2017 includes pretax charges of $12.9 million related to the acquisition of e2v, of which, $10.4 million was recorded to corporate expense and $2.5 million was recorded in the Digital Imaging segment. The second quarter of 2017 includes pretax charges of $4.0 million related to the acquisition of e2v, of which, $3.7 million was recorded in the Digital Imaging segment and $0.3 million was recorded in the Aerospace and Defense Electronics segment. The third quarter of 2017 includes pretax charges of $2.9 million related to the acquisition of e2v which was recorded in the Digital Imaging segment. The fourth quarter of 2017 includes a $1.1 million reduction to estimated pretax charges recorded in 2017 related to the acquisition of e2v which was recorded in the Digital Imaging segment.

Fiscal Year 2016 (a) (in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$530.5	$539.7	$526.8	$552.9
Costs and expenses
Cost of sales	324.8	336.2	317.0	340.0
Selling, general and administrative expenses (b)	144.8	149.9	141.0	142.4
Total costs and expenses	469.6	486.1	458.0	482.4
Operating income	60.9	53.6	68.8	70.5
Interest and debt expense, net (b)	(5.7)	(5.9)	(5.6)	(6.0)
Other income/(expense), net (b)	(1.3)	17.2	(0.8)	(4.4)
Income before income taxes	53.9	64.9	62.4	60.1
Provision for income taxes (c)	14.9	18.0	10.4	7.1
Net income attributable to Teledyne	$39.0	$46.9	$52.0	$53.0

Basic earnings per common share	$1.13	$1.36	$1.50	$1.52

Diluted earnings per common share	$1.11	$1.33	$1.46	$1.48

a) Fiscal year 2016 was a 52-week fiscal-year, each quarter contained 13 weeks.
b) The second quarter other income includes a $17.9 million pretax gain on the sale of a former operating facility. The fourth quarter and total year 2016 includes pretax charges of $7.9 million related to the acquisition of e2v, of which, $1.9 million was recorded to selling, general and administrative expenses, $0.5 million was recorded to interest expense and $5.5 million was recorded as other expense.

c) Includes $0.6 million in net discrete income tax benefits in the first quarter, $5.7 million in net discrete income tax expense in the second quarter, $6.6 million in net discrete income tax benefits the third quarter and $9.4 million in net discrete income tax benefits in the fourth quarter. The second quarter amount includes $6.7 million in tax expense related to the gain on the sale of the former operating facility.

Fiscal Year 2016 (in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales:
Instrumentation	$223.7	$220.1	$208.3	$224.6
Digital Imaging	89.9	99.4	98.5	110.9
Aerospace and Defense Electronics	152.6	158.0	153.5	151.8
Engineered Systems	64.3	62.2	66.5	65.6
Total net sales	$530.5	$539.7	$526.8	$552.9

Operating income:
Instrumentation	$31.4	$20.1	$28.1	$30.2
Digital Imaging	8.2	10.7	11.7	15.3
Aerospace and Defense Electronics	24.1	28.0	31.5	28.5
Engineered Systems	8.0	5.6	8.6	9.9
Corporate expense (a)	(10.8)	(10.8)	(11.1)	(13.4)
Total operating income	$60.9	$53.6	$68.8	$70.5

a)	The fourth quarter of 2016 includes pretax charges of $1.9 million related to the acquisition of e2v, which was recorded to corporate expense.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2017, January 1, 2017 and January 3, 2016
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal 2017
Allowance for doubtful accounts	$5.2	4.2	1.6	(0.7)	$10.3
Environmental reserves	$7.0	2.3	0.3	(4.5)	$5.1

Fiscal 2016
Allowance for doubtful accounts	$6.3	0.7	0.2	(2.0)	$5.2
Environmental reserves	$8.7	0.5	—	(2.2)	$7.0

Fiscal 2015
Allowance for doubtful accounts	$7.8	0.9	0.3	(2.7)	$6.3
Environmental reserves	$9.7	0.6	—	(1.6)	$8.7

(a) Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written-off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 27, 2018.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Robert Mehrabian
Robert Mehrabian
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Robert Mehrabian	Chairman, President and
	Robert Mehrabian	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2018

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 27, 2018

	/s/ Cynthia Belak	Vice President and
	Cynthia Belak	Controller (Principal Accounting Officer)	February 27, 2018

	*	Director	February 27, 2018
Roxanne S. Austin

	*	Director	February 27, 2018
Charles Crocker

	*	Director	February 27, 2018
Kenneth C. Dahlberg

	*	Director	February 27, 2018
Simon M. Lorne

	*	Director	February 27, 2018
Robert A. Malone

	*	Director	February 27, 2018
Paul D. Miller

	*	Director	February 27, 2018
Jane C. Sherburne

	*	Director	February 27, 2018
Michael T. Smith

	*	Director	February 27, 2018
Wesley W. von Schack

*By:	/s/ S. Paul Sassalos
S. Paul Sassalos Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

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

10.3
Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))†

10.4
Amendment No. 1 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.5
Amendment No. 2 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-15295)†

10.6
Amendment No. 3 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2002 (File No. 1-15295)†

10.7
Amendment No. 4 to Teledyne Technologies Incorporated 1999 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 28, 2003) (File No. 1-15295)†

10.8
Teledyne Technologies Incorporated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2001 (File No. 1-15295))†

10.9
Administrative Rules of the 2002 Stock Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 23, 2007 (File No. 1-5295))†

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

10.31
Summary Plan Description for the 2015-2017 Performance Share Program (Canadian Participants) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 17, 2015) (File No. 1-15295)†

10.32	Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 10, 2017)†

10.33
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.34
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.35
Administrative Rules for the Restricted Stock Award Program under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.36
Form of Restricted Stock Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.37
Form of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.38
Summary Plan Description for the Performance Share Plan 2018-2020 Cycle under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.39
Fifth Amended and Restated Employment Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295)†

10.40
Amendment One, dated as of September 28, 2015, to the Fifth Amended and Restated Employment Agreement between Teledyne Technologies Incorporated and Robert Mehrabian. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2015) (File No. 1-15295))†

10.41
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.42
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.43
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.44
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.45
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year end January 3, 2016 (File No. 1-15295)†

10.46
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.47
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.48
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.49
Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.50
Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.51
Amendment to Note Purchase Agreement, dated as of April 18, 2017, between Teledyne Technologies Incorporated and the noteholders under that certain Note Purchase Agreement dated as of May 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 18, 2017)

10.52
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2013) (File No. 1-15295))

10.53
First Amendment to Amended and Restated Credit Facility, dated as of December 4, 2015, by and among Teledyne, certain subsidiaries of Teledyne, the lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2015 (File No. 1-15295))

10.54
Second Amendment, dated as of January 17, 2017, to Amended and Restated Credit Agreement, dated as of March 1, 2013, as supplemented by the First Amendment dated as of December 4, 2015, by and among Teledyne, certain subsidiaries of Teledyne, the lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2017 (File No. 1-15295))

10.55
Third Amendment, dated as of March 17, 2017, to Amended and Restated Credit Agreement dated as of March 1, 2013, by and among Teledyne Technologies Incorporated, certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer, as amended by that certain First Amendment to Amended and Restated Credit Agreement dated as of December 4, 2015 and that certain Second Amendment to Amended and Restated Credit Agreement dated as of January 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2017)

10.56
Loan Agreement, dated October 22, 2012, among Teledyne Technologies Incorporated, as borrower, certain of its subsidiaries, as guarantors, and U.S. Bank National Association., as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2012 (File No. 1-15295))

10.57
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2013) (File No. 1-15295))

10.58
Amendment Agreement, dated November 21, 2013, by and among Teledyne Technologies Incorporated and U.S. Bank, National Association(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 21, 2013) (File No. 1-15295))

10.59
Second Amendment Agreement, dated December 2, 2016, by and among Teledyne Technologies Incorporated and Bank of America, N.A. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2016) (File No. 1-15295))

10.60
Second Amendment Agreement, dated December 2, 2016, by and among Teledyne Technologies Incorporated and U.S. Bank, National Association (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 2, 2016) (File No. 1-15295))

10.61
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014 (File No. 1-15295))

10.62
Amendment to Note Purchase Agreement, dated as of April 18, 2017, between Teledyne Technologies Incorporated and the noteholders under that certain Note Purchase Agreement dated as of September 23, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.63
Note Purchase Agreement, dated August 27, 2015, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2015) (File No. 1-15295))

10.64
Amendment to Note Purchase Agreement, dated as of April 18, 2017, between Teledyne Technologies Incorporated and the noteholders under that certain Note Purchase Agreement dated as of August 27, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.65
Term Loan Credit Agreement, dated as of March 17, 2017, by and among Teledyne Technologies Incorporated and Teledyne Netherlands B.V., as borrowers, the several banks and other financial institutions from time to time parties thereto as lenders, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, sole lead arranger and sole book manager (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 17, 2017).

10.66
Note Purchase and Guaranty Agreement, dated as of April 18, 2017, by and among Teledyne Technologies Incorporated, Teledyne Netherlands B.V. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.67
Guaranty Agreement to Note Purchase Agreement, dated as of April 18, 2017, made by the Subsidiary Guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.68
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 31, 2017: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.