Form 10-Q
period 2018-04-01
TELEDYNE TECHNOLOGIES INC
filed 2018-05-08
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There were 35,762,990 shares of common stock, $.01 par value per share, outstanding as of May 2, 2018.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FIRST QUARTER ENDED APRIL 1, 2018 AND APRIL 2, 2017
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2018	2017
Net sales	$695.6	$566.1
Costs and expenses
Cost of sales	438.2	357.0
Selling, general and administrative expenses	169.0	154.3
Total costs and expenses	607.2	511.3
Operating income	88.4	54.8
Interest and debt expense, net	(7.1)	(8.2)
Non-service retirement benefit income	3.4	3.3
Other expense, net	(2.5)	(9.3)
Income before income taxes	82.2	40.6
Provision for income taxes	15.7	10.1
Net income	$66.5	$30.5

Basic earnings per common share	$1.87	$0.87
Weighted average common shares outstanding	35.6	35.1

Diluted earnings per common share	$1.81	$0.84
Weighted average diluted common shares outstanding	36.8	36.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FIRST QUARTER ENDED APRIL 1, 2018 AND APRIL 2, 2017
(Unaudited - Amounts in millions)

	First Quarter
	2018	2017
Net income	$66.5	$30.5
Other comprehensive income (loss):
Foreign exchange translation adjustment	17.2	4.0
Hedge activity, net of tax	(1.6)	(0.2)
Pension and postretirement benefit adjustments, net of tax	4.3	3.5
Other comprehensive income	19.9	7.3
Comprehensive income, net of tax	$86.4	$37.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	April 1, 2018	December 31, 2017
Assets
Current Assets
Cash	$79.9	$70.9
Accounts receivable, net	386.6	388.3
Unbilled receivables, net	148.2	89.8
Inventories, net	381.8	400.2
Prepaid expenses and other current assets	63.7	62.7
Total current assets	1,060.2	1,011.9
Property, plant and equipment, net of accumulated depreciation and amortization of $548.8 at April 1, 2018 and $531.6 at December 31, 2017	441.9	442.8
Goodwill	1,802.6	1,776.7
Acquired intangibles, net	390.7	398.9
Prepaid pension assets	137.5	127.2
Other assets, net	87.2	88.9
Total Assets	$3,920.1	$3,846.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$198.0	$191.7
Accrued liabilities	348.0	345.3
Current portion of long-term debt, capital leases and other debt	9.2	3.6
Total current liabilities	555.2	540.6
Long-term debt and capital lease obligations	1,019.2	1,069.3
Other long-term liabilities	289.8	289.2
Total Liabilities	1,864.2	1,899.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at April 1, 2018 and December 31, 2017; outstanding shares: 35,739,323 at April 1, 2018 and 35,540,233 at December 31, 2017	0.4	0.4
Additional paid-in capital	335.8	337.3
Retained earnings	2,209.4	2,139.6
Treasury stock, 1,958,542 at April 1, 2018 and 2,157,632 at December 31, 2017	(180.3)	(200.7)
Accumulated other comprehensive loss	(309.4)	(329.3)
Total Stockholders’ Equity	2,055.9	1,947.3
Total Liabilities and Stockholders’ Equity	$3,920.1	$3,846.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 1, 2018 AND APRIL 2, 2017
(Unaudited - Amounts in millions)

	Three Months
	2018	2017
Operating Activities
Net income	$66.5	$30.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.8	22.8
Deferred income taxes	(3.6)	0.6
Stock-based compensation	6.5	5.4
Changes in operating assets and liabilities:
Accounts receivable	(27.0)	(10.1)
Inventories	(6.0)	(21.7)
Prepaid expenses and other assets	(3.6)	(5.8)
Accounts payable	9.7	14.0
Accrued liabilities	(11.9)	9.7
Income taxes receivable/payable, net	14.5	8.1
Long-term assets	1.5	(1.8)
Other long-term liabilities	0.1	(0.2)
Pension and postretirement benefits	(7.4)	(5.8)
Other operating, net	3.5	7.7
Net cash provided by operating activities	71.6	53.4
Investing Activities
Purchases of property, plant and equipment	(19.8)	(12.6)
Purchase of businesses and other investments, net of cash acquired	—	(740.6)
Proceeds from the sale of assets	0.2	0.3
Net cash used in investing activities	(19.6)	(752.9)
Financing Activities
Net proceeds from (payments on) credit facility	(54.5)	595.0
Proceeds from senior notes	—	100.0
Proceeds from (payments on) other debt	1.6	(31.0)
Proceeds from exercise of stock options	12.3	6.3
Other financing, net	(2.0)	(1.4)
Net cash provided by (used in) financing activities	(42.6)	668.9
Effect of exchange rate changes on cash	(0.4)	1.7
Change in cash	9.0	(28.9)
Cash—beginning of period	70.9	98.6
Cash—end of period	$79.9	$69.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 1, 2018

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of April 1, 2018 and the consolidated results of operations, consolidated comprehensive income and cash flows for the three months then ended. The results of operations and cash flows for the period ended April 1, 2018 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (“Tax Act”) by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act reduction of the U.S. federal corporate income tax rate.  The guidance is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.   Teledyne is currently evaluating the impact this guidance will have on the consolidated financial statements and footnote disclosures.
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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs and allow only the service cost component to be eligible for capitalization when applicable. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and before income from operations. The Company adopted the requirements of this ASU as of January 1, 2018 on a retrospective basis. As such, the Company reclassified $2.9 million and $0.4 million from cost of sales and selling, general and administrative expenses, respectively to non-service retirement benefit income for the three months ended April 2, 2017 to conform to current period presentation.
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

In May 2014, the FASB issued ASU No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and superseded most current revenue recognition guidance under Topic 605, Revenue Recognition. Under the new standard, an entity recognizes revenue when or as it satisfies a performance obligation by transferring control of a good or service to the customer, either at a point in time or over time. The new standard requires expanded disclosures, including how and when we satisfy performance obligations as well as additional disaggregated revenue information to be provided more frequently in the reporting process.
The Company adopted the requirements of Topic 606 as of January 1, 2018, using the modified retrospective transition method which required a cumulative-effect adjustment as of the date of adoption. Adoption of Topic 606 primarily impacted contracts for which revenue prior to fiscal year 2018 was recognized using the percentage of completion (“POC”), units-of-delivery or milestone methods, as these contracts are now recognized primarily using the POC cost-to-cost method to depict the transfer of control of the good or service to the customer as the work on the contract is performed. Also, to a much lesser extent, certain contracts for customized goods and services, certain products sold to the U.S. Government, and product repair contracts are now recognized over time, as control of the good or service produced transfers to the customer over time in accordance with the guidance in Topic 606. For impacted contracts that were in process at December 31, 2017, we calculated the difference in the life to date revenue (and related costs and expenses) between legacy accounting standards and Topic 606, with the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings, as shown below. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. While Topic 606 includes additional disclosures, as discussed within these Notes to the Condensed Consolidated Financial Statements, comparative disclosures with prior periods are not required in the year of adoption due to our use of the modified retrospective transition method.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Topic ASC 606 Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net	$388.3	$1.0	$389.3
Unbilled receivables, net	89.8	29.0	118.8
Inventories, net	400.2	(24.8)	375.4
Liabilities
Accrued liabilities	$345.3	$1.9	$347.2
Stockholders' Equity
Retained earnings	$2,139.6	$3.3	$2,142.9

In accordance with the requirements of Topic 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the first quarter of 2018 was as follows (in millions):

	For the first quarter ended April 1, 2018
	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption
Assets
Accounts receivable, net	$386.6	$(1.2)	$385.4
Unbilled receivables, net	148.2	(60.3)	87.9
Inventories, net	381.8	47.4	429.2
Liabilities
Accrued liabilities	$348.0	$(3.8)	$344.2
Stockholders' Equity
Retained earnings	$2,209.4	$(10.3)	$2,199.1

	For the first quarter ended April 1, 2018
	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption
Net sales	$695.6	$(32.4)	$663.2
Cost of sales	438.2	(23.2)	415.0
Provision for income taxes	15.7	(2.2)	13.5
Net income	$66.5	$(7.0)	$59.5

Significant Accounting Policies Update
Our significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below.

Revenue Recognition
We determine the appropriate method by which we recognize revenue by analyzing the nature of the products or services being provided as well as the terms and conditions of contracts or arrangements entered into with our customers. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. A contract’s transaction price is allocated to each distinct good or service (i.e., performance obligation) identified in the contract, and each performance obligation is valued based on its estimated relative standalone selling price. For standard products or services, list prices generally represent the standalone selling price. For performance obligations where list price is not available, we typically use the expected cost plus a margin approach to estimate the standalone selling price for that performance obligation. Approximately 60% of our revenue is recognized at a point in time, with the remaining 40% recognized over time.
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. This type of revenue arrangement is typical for our commercial contracts within the Instrumentation, Digital Imaging, and Aerospace and Defense Electronics segments, and to a lesser extent for certain commercial contracts within the Engineered Systems segment relating to the sale of standard hydrogen/oxygen gas generators. In limited circumstances, customer specified acceptance criteria exist. If we cannot objectively demonstrate that the product meets those specifications prior to the shipment, the revenue is deferred until customer acceptance is obtained. Performance obligations recognized at a point in time can include variable consideration, such as product returns and sales allowances. The estimation of this variable consideration and determination of whether to include estimated amounts as a reduction in the transaction price is based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
Revenue recognized over time relates primarily to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. This type of revenue arrangement is typical of our U.S. government contracts and to a lesser extent for certain commercial contracts, with both contract types occurring across all segments. The customer typically controls the work in process as evidenced either by contractual termination clauses or by our right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use . As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. We estimate variable consideration at the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

The majority of our over time contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Over time contracts are often modified to account for changes in contract specifications and requirements. We consider contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of our contract modifications on over time contracts are for goods or services that are not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as if they were part of that existing contract. The effect of a contract modification on the transaction price and our measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
For over time contracts using cost-to-cost, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. This EAC process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. Revenue recognized over time using our EAC process represented approximately 35% of net sales for the first quarter of 2017. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first quarter of 2018 was $0.2 million of favorable revenue and operating income. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of our revenue, we recognize warranty services as a separate performance obligations when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $115.2 million and $14.1 million as of April 1, 2018, and $110.3 million and $15.5 million as of January 1, 2018, respectively. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, we record an unbilled receivable (contract asset) for the amount we are entitled to receive based on our enforceable right to payment. The unbilled receivable balance increased from the beginning of the year by $29.4 million, or 24.7%, primarily due to work performed ahead of billings on certain over time revenue contracts primarily in our Aerospace and Defense Electronics operating segment. Contract liabilities increased slightly from the beginning of the year by $3.5 million, or 2.7%. The Company recognized revenue of $28.9 million during the quarter ended April 1, 2018 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of April 1, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,492.9 million. The Company expects approximately 85% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 15% recognized thereafter.

Note 2. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income/(loss) (“AOCI”) by component, net of tax, for the first quarter ended April 1, 2018 and April 2, 2017 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 31, 2017	$(102.0)	$0.5	$(227.8)	$(329.3)
Other comprehensive income (loss) before reclassifications	17.2	(2.7)	—	14.5
Amounts reclassified from AOCI	—	1.1	4.3	5.4
Net other comprehensive income (loss)	17.2	(1.6)	4.3	19.9
Balance as of April 1, 2018	$(84.8)	$(1.1)	$(223.5)	$(309.4)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 1, 2017	$(198.8)	$(2.8)	$(249.6)	$(451.2)
Other comprehensive income before reclassifications	4.0	0.3	—	4.3
Amounts reclassified from AOCI	—	(0.5)	3.5	3.0
Net other comprehensive income (loss)	4.0	(0.2)	3.5	7.3
Balance as of April 2, 2017	$(194.8)	$(3.0)	$(246.1)	$(443.9)

The reclassifications out of AOCI for the first quarter ended April 1, 2018 and April 2, 2017 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	April 1, 2018	April 2, 2017	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$1.3	$(0.6)	See note 2
Income tax impact	(0.2)	0.1	Provision for income taxes
Total	$1.1	$(0.5)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.6)	Costs and expenses
Amortization of net actuarial loss	7.3	7.2	Costs and expenses
Total before tax	5.8	5.6
Income tax impact	(1.5)	(2.1)	Provision for income taxes
Total	$4.3	$3.5

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
The first quarter of 2017 included pretax charges of $21.2 million related to the acquisition of e2v, which included $11.5 million in transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs recorded to selling, general and administrative expenses, $1.4 million in inventory fair value step-up amortization expense recorded to cost of sales, $2.3 million in bank bridge facility commitment expense recorded to interest expense and $6.0 million related to a foreign currency option contract expense to hedge the e2v purchase price recorded as other expense. Of these amounts, $2.5 million impacted segment operating income.
The unaudited proforma information below, as required by GAAP, assumes that e2v had been acquired at the beginning of the 2017 fiscal year and includes the effect of increased interest expense on net acquisition debt and the amortization of acquired intangible assets. The 2017 proforma amount also include $12.3 million in transaction costs, including legal and other consulting fees, $11.5 million in expense related to a foreign currency option contract to hedge the e2v purchase price, $2.8 million in bridge financing costs and $1.4 million in inventory fair value step-up amortization expense. These amounts totaling $28.0 million should be considered non-recurring costs that were necessary to complete the acquisition and are not indicative of the ongoing operations of the combined company.
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
The following table presents proforma net sales, net income and earnings per share data assuming e2v was acquired at the beginning of the 2017 fiscal year:

First Quarter (a)
(unaudited - in millions, except per share amounts)	2017
Net sales	$659.1
Net income	$13.1
Basic earnings per common share	$0.37
Diluted earnings per common share	$0.36
a) The above unaudited proforma information is presented for the e2v acquisition as it is considered a material acquisition.

The following table is a summary of the final purchase accounting allocation for e2v acquisition (dollars in millions):

Fair values allocated to the assets acquired and liabilities assumed - e2v (in millions):
Current assets, excluding cash acquired	$144.6
Property, plant and equipment	90.3
Goodwill	494.3
Acquired intangible assets	172.3
Other long-term assets	8.8
Total assets acquired	910.3
Current liabilities	(79.6)
Long-term liabilities	(88.3)
Total liabilities assumed	(167.9)
Consideration transferred, net of cash acquired (a)	$742.4

(a)	Consideration transferred included a $2.0 million liability for the payment to former e2v share option holders paid prior to the end of fiscal year 2017.
The following table is a summary of the final purchase accounting allocation for the acquired intangible assets and weighted average useful life in years for the e2v acquisition (dollars in millions):

Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years
Proprietary technology	$97.5	11.8
Customer list/relationships	25.2	12.9
Backlog	2.8	0.8
Total intangibles subject to amortization	125.5	11.8
Intangibles not subject to amortization:
Trademarks	46.8
Total acquired intangible assets	$172.3
Other Acquisitions
On July 20, 2017, a subsidiary of Teledyne acquired assets of Scientific Systems, Inc. (“SSI”) for $31.0 million in cash. Headquartered in State College, PA, SSI manufactures precision components and specialized subassemblies used primarily in analytical and diagnostic instrumentation, such as high performance liquid chromatography systems (HPLC) and specific medical devices and is part of the Instrumentation segment.
For a further description of the Company’s acquisition activity for fiscal year 2017, please refer to Note 3 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $1,802.6 million at April 1, 2018 and $1,776.7 million at December 31, 2017. The increase in the balance of goodwill in 2018 included the impact of exchange rate changes and adjustments for the finalization of the e2v purchase accounting allocation. Goodwill from the e2v acquisition will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $390.7 million at April 1, 2018 and $398.9 million at December 31, 2017. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v acquisition, including the allocation by segment, resulting in an increase to goodwill of $3.9 million in the first quarter of 2018. In addition, the Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the SSI acquisition made in July 2017. The amounts recorded as of April 1, 2018 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the US dollar value of future cash flows and minimize the volatility of reported earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, including DALSA and in British pounds for our UK companies, including e2v. These contracts are designated and qualify as cash flow hedges. The Company has converted a US dollar denominated, variable rate debt obligation into a euro fixed rate obligation using a receive-float, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
Cash Flow Hedging Activities
The effectiveness of the forward contract cash flow hedge, which exclude time value, and the cross currency swap cash flow hedge is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. For the cross currency swap cash flow hedge, effective amounts are recorded in AOCI, and reclassified into interest expense in the consolidated statements of income. In addition, for the cross currency swap an amount is reclassified from AOCI to other income and expense each reporting period, to offset the earnings impact of the remeasurement of the hedged liability. Net deferred gains recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $1.2 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming twelve months total $2.5 million.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of April 1, 2018, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $100.1 million. These foreign currency forward contracts have maturities ranging from June 2018 to February 2020. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and sell U.S. dollars totaling $0.8 million. The foreign currency forward contract has a maturity of June 2018. Together these contracts had a fair value of $1.2 million. The cross currency swap has notional amounts of €93.0 million equivalent to $100.0 million, and matures in October 2019.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the first quarter ended April 1, 2018 and April 2, 2017 was as follows (in millions):

	First Quarter
	2018	2017
Net gain (loss) recognized in AOCI (a)	$(3.7)	$0.5
Net gain (loss) reclassified from AOCI into cost of sales (a)	$1.2	$(0.2)
Net gain reclassified from AOCI into interest expense (a)	$0.5	$0.8
Net loss reclassified from AOCI into other income and expense, net (b)	$(3.0)	$—
Net foreign exchange loss recognized in other income and expense, net (c)	$—	$(0.1)
a)    Effective portion, pre-tax
b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)     Amount excluded from effectiveness testing

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of April 1, 2018, Teledyne had non-designated foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	179.3	U.S. Dollars	US$	139.7
Canadian Dollars	C$	13.8	Euros		€8.7
Euros		€48.0	Great Britain Pounds		£42.9
Great Britain Pounds		£1.4	Australian Dollars	A$	2.5
Great Britain Pounds		£83.5	U.S. Dollars	US$	114.9
Singapore Dollars	S$	2.0	U.S. Dollars	US$	1.5
Euros		€44.1	U.S. Dollars	US$	54.5
U.S. Dollars	US$	0.8	Japanese Yen		¥80.0
Danish Krone	DKR	43.4	U.S. Dollars	US$	7.2
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended April 1, 2018 was expense of $0.8 million. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the first quarter ended April 2, 2017 was expense of $6.0 million.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	April 1, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$1.5	$3.8
Cash flow cross currency swap	Other assets	—	2.2
Cash flow cross currency swap	Accrued liabilities	(14.7)	—
Cash flow forward contracts	Accrued liabilities	(0.3)	(13.9)
Total derivatives designated as hedging instruments		(13.5)	(7.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	2.8	4.9
Non-designated forward contracts	Accrued liabilities	(2.1)	(1.2)
Total derivatives not designated as hedging instruments		0.7	3.7
Total (liability) asset derivatives		$(12.8)	$(4.2)
Note 5. Earnings Per Share
For the first quarter of 2018, 370,583 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. For the first quarter of 2017, 900 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period.
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2018	2017
Weighted average basic common shares outstanding	35.6	35.1
Effect of dilutive securities (primarily stock options)	1.2	1.0
Weighted average diluted common shares outstanding	36.8	36.1
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
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. Stock option compensation expense was $4.9 million for the first quarter of 2018 and was $4.1 million for the first quarter of 2017. Employee stock option grants are charged to expense evenly over the three year vesting period. For 2018, the Company currently expects approximately $21.2 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.

The following assumptions were used in the valuation of stock options granted in 2018:

2018
Expected volatility	31.0%
Risk-free interest rate range	1.99% to 2.58%
Expected life in years	6.8
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2018 was $71.79 per share.

Stock option transactions for the first quarter ended April 1, 2018 are summarized as follows:

	2018
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	2,285,703	$83.73
Granted	371,990	$192.00
Exercised	(177,383)	$69.38
Canceled	(17,300)	$109.03
Ending balance	2,463,010	$100.94
Options exercisable at end of period	1,597,005	$77.14
Performance Share Plan and Restricted Stock Award Program
In the first quarter of 2018, the Company issued 6,481 shares of Teledyne common stock for the first of three annual payouts under the 2015 to 2017 Performance Share Plan. A total of 31,117 shares remain to be issued in equal installments in 2019 and 2020.
The following table shows the restricted stock activity for the first quarter ended 2018:

Restricted stock:	Shares	Weighted average fair value per share
Balance, December 31, 2017	88,436	$90.63
Granted	16,733	$171.80
Vested	(28,855)	$92.74
Balance, April 1, 2018	76,314	$107.64

Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $341.1 million at April 1, 2018 and $348.6 million at December 31, 2017. The remainder of the inventories using the LIFO method were $50.1 million at April 1, 2018 and $63.6 million at December 31, 2017. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	April 1, 2018	December 31, 2017
Raw materials and supplies	$202.3	$200.2
Work in process	138.9	157.9
Finished goods	50.0	54.1
	391.2	412.2
Progress payments	—	(1.4)
Reduction to LIFO cost basis	(9.4)	(10.6)
Total inventories, net	$381.8	$400.2
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

	First Quarter
Warranty Reserve (in millions):	2018	2017
Balance at beginning of year	$21.1	$18.4
Accruals for product warranties charged to expense	3.1	1.8
Cost of product warranty claims	(2.2)	(1.6)
Acquisitions	—	3.0
Balance at end of period	$22.0	$21.6
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. In the first quarter of 2018, the provisional charge was adjusted by an additional $0.6 million.
The Company’s effective income tax rate for the first quarter of 2018 was 19.1%. The Company’s effective income tax rate for the first quarter of 2017 was 24.9%. The first quarter of 2018 includes net discrete income tax benefits of $2.1 million. This amount includes a $3.0 million income tax benefit related to share-based accounting, and an increase in the provisional charge. The first quarter of 2017 included net discrete tax benefits of $1.4 million which included a net discrete tax benefit of $1.6 million related to share-based accounting. Excluding the net discrete income tax benefits in both periods and the impact of the Tax Act, the effective tax rates would have been 21.7% for the first quarter of 2018 and 28.3% for the first quarter of 2017.

Note 10. Long-Term Debt, Capital Lease and Letters of Credit

	Balance at
Long-Term Debt (in millions):	April 1, 2018	December 31, 2017
$750.0 million credit facility due December 2020, weighted average rate of 3.047% at April 1, 2018 and 2.72% at December 31, 2017	$110.5	$165.0
Term loans due through January 2022, weighted average rate of 3.13% at April 1, 2018 and 2.94% at December 31, 2017	175.5	175.5
Term loan due October 2019, variable rate of 3.0% swapped to a Euro fixed rate of 0.7055%	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	61.6	60.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	123.2	120.0
1.09% €100 Million Fixed Rate Senior Notes due April 2024	123.2	120.0
Other debt at various rates due through 2018	4.6	2.7
Total debt	1,023.6	1,068.2
Less: current portion of long-term debt and debt issuance costs	(9.7)	(4.3)
Total long-term debt	$1,013.9	$1,063.9
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $614.1 million at April 1, 2018. The credit agreements require the Company to comply with various financial and operating covenants and at April 1, 2018, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at April 1, 2018 and December 31, 2017, approximated the carrying value.
At April 1, 2018, the Company had $6.7 million in capital leases, of which $1.4 million is current. At December 31, 2017, the Company had $6.7 million in capital leases, of which $1.3 million was current. At April 1, 2018, Teledyne had $28.1 million in outstanding letters of credit.
Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended December 31, 2017, included in the 2017 Form 10-K.
At April 1, 2018, the Company’s reserves for environmental remediation obligations totaled $4.8 million, of which $0.6 million is included in current accrued liabilities. At December 31, 2017, the Company’s reserves for environmental remediation obligations totaled $5.1 million. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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

Note 12. Pension Plans and Postretirement Benefits
For the domestic pension plan, the discount rate decreased to 4.02% in 2018 compared with a 4.54% discount rate used in 2017. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.2 million and $3.5 million for the first quarter of 2018 and 2017, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic qualified pension plan since 2013. No cash pension contributions are planned for 2018 for the domestic qualified pension plan.

	First Quarter
	2018	2017
Service cost — benefits earned during the period (in millions)	$2.7	$2.6

Pension non-service income (in millions):
Interest cost on benefit obligation	$8.1	$9.2
Expected return on plan assets	(17.9)	(18.3)
Amortization of prior service cost	(1.5)	(1.5)
Amortization of net actuarial loss	7.9	7.3
Pension non-service income	$(3.4)	$(3.3)
Teledyne sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

	First Quarter
Postretirement benefits non-service (income)/expense (in millions):	2018	2017
Interest cost on benefit obligation	$0.1	$0.1
Amortization of net actuarial gain	(0.1)	(0.1)
Postretirement benefits non-service (income)/expense	$—	$—
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

The following table presents Teledyne’s segment disclosures (dollars in millions):

	First Quarter		%
	2018	2017	Change
Net sales(a):
Instrumentation	$239.0	$232.8	2.7%
Digital Imaging	206.4	113.8	81.4%
Aerospace and Defense Electronics	178.2	151.9	17.3%
Engineered Systems	72.0	67.6	6.5%
Total net sales	$695.6	$566.1	22.9%
Operating income:
Instrumentation	$27.8	$30.2	(7.9)%
Digital Imaging (b)	34.6	15.1	129.1%
Aerospace and Defense Electronics	31.7	24.8	27.8%
Engineered Systems	7.2	7.4	(2.7)%
Corporate expense (b)	(12.9)	(22.7)	(43.2)%
Operating income	$88.4	$54.8	61.3%

(a)	Net sales excludes inter-segment sales of $5.2 million and $3.9 million for the first quarter of 2018 and 2017, respectively.
(b)
The first quarter of 2017 included pretax charges of $12.9 million in acquisition transaction costs related to the acquisition of e2v, of which, $2.5 million was recorded in the Digital Imaging segment and $10.4 million was recorded to corporate expense.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	April 1, 2018	December 31, 2017
Instrumentation	$1,412.2	$1,413.6
Digital Imaging	1,540.9	1,496.4
Aerospace and Defense Electronics	627.2	605.5
Engineered Systems	111.5	107.0
Corporate	228.3	223.9
Total identifiable assets	$3,920.1	$3,846.4
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following tables provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2018	2017
Marine Instrumentation	$104.2	$109.5
Environmental Instrumentation	81.2	75.5
Test and Measurement Instrumentation	53.6	47.8
Total	$239.0	$232.8

We also disaggregate our revenue from contracts with customers by customer type, contract-type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. As we adopted Topic 606 using the modified retrospective transition method, prior period information was not adjusted for Topic 606 and comparative disclosures for disaggregated revenue are not required in the year of adoption.

	First Quarter Ended April 1, 2018
	Customer Type
(in millions)	US Government (a)	Commercial	Total
Net Sales:
Instrumentation	$12.8	$226.2	$239.0
Digital Imaging	22.4	184.0	206.4
Aerospace and Defense Electronics	65.2	113.0	178.2
Engineered Systems	59.0	13.0	72.0
	$159.4	$536.2	$695.6
a) Includes sales as a prime contractor or subcontractor.

	First Quarter Ended April 1, 2018
	Contract Type
(in millions)	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$234.1	$4.9	$239.0
Digital Imaging	186.9	19.5	206.4
Aerospace and Defense Electronics	177.6	0.6	178.2
Engineered Systems	23.2	48.8	72.0
	$621.8	$73.8	$695.6

	First Quarter Ended April 1, 2018
	Geographic Region
(in millions)	United States	Europe	All other	Total
Net sales:
Instrumentation	$191.0	$39.4	$8.6	$239.0
Digital Imaging	56.8	62.4	87.2	206.4
Aerospace and Defense Electronics	154.1	23.4	0.7	178.2
Engineered Systems	70.2	1.8	—	72.0
	$472.1	$127.0	$96.5	$695.6

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
Effective January 1, 2018, Teledyne adopted Accounting Standards Update No. 2014-09 (Topic 606), “Revenue from Contracts with Customers”, using the modified retrospective transition method. Prior period comparative information is not adjusted and is reported under the accounting standards in effect for that period. The cumulative effect of adopting the new standard resulted in an immaterial increase to retained earnings as of January 1, 2018. See Note 1 to these condensed consolidated financial statements for additional information.
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
On March 28, 2017, we purchased all of the common stock of e2v technologies plc (“e2v”) for $770.7 million, including stock options and assumed debt, net of $24.4 million of cash acquired. Most of e2v's operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations. See the Recent Acquisitions section for more information on the acquisition.
Recent Acquisitions
Acquisition of e2v
e2v, with principal locations in Chelmsford, United Kingdom and Grenoble, France, which was acquired on March 28, 2017, had sales of approximately £236 million for its fiscal year ended March 31, 2016. Teledyne funded the acquisition of e2v with borrowings under its credit facility and cash on hand as well as $100.0 million in term loans.
e2v provides high performance image sensors and custom camera solutions and application specific standard products for the machine vision market. In addition, e2v provides high performance space qualified imaging sensors and arrays for space science and astronomy. e2v also produces components and subsystems that deliver high reliability radio frequency power generation for healthcare, industrial and defense applications. Finally, e2v provides high reliability semiconductors and board-level solutions for use in aerospace, space and communications applications.
Other Acquisition
On July 20, 2017, Teledyne Instruments, Inc. completed the acquisition of assets of Scientific Systems, Inc. (“SSI”) for $31.0 million in cash. A subsequent cash payment of $0.3 million related to a purchase price adjustment was made in the fourth quarter of 2017. Headquartered in State College, Pa., SSI manufactures precision components and specialized subassemblies used primarily in analytical and diagnostic instrumentation, such as high performance liquid chromatography systems and specific medical devices. SSI designs and manufactures high pressure positive-displacement piston pumps for a wide variety of analytical, clinical, sample prep and fluid-metering applications and is part of the Instrumentation segment.
Teledyne funded the SSI acquisition from borrowings under its credit facility and cash on hand. The results of the acquisitions have been included in Teledyne’s results since the dates of each respective acquisition.
For a further description of the Company’s acquisition activity for the fiscal year 2017, please refer to Note 3 of the Notes to Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K (“2017 Form 10-K”).

Results of Operations

	First Quarter
(in millions)	2018	2017
Net sales	$695.6	$566.1
Costs and expenses
Cost of sales	438.2	357.0
Selling, general and administrative expenses	169.0	154.3
Total costs and expenses	607.2	511.3
Operating income	88.4	54.8
Interest expense, net	(7.1)	(8.2)
Non-service retirement benefit income	3.4	3.3
Other expense, net	(2.5)	(9.3)
Income before income taxes	82.2	40.6
Provision for income taxes	15.7	10.1
Net income	$66.5	$30.5

	First Quarter		%
(dollars in millions)	2018	2017	Change
Net sales(a):
Instrumentation	$239.0	$232.8	2.7%
Digital Imaging	206.4	113.8	81.4%
Aerospace and Defense Electronics	178.2	151.9	17.3%
Engineered Systems	72.0	67.6	6.5%
Total net sales	$695.6	$566.1	22.9%
Operating income:
Instrumentation	$27.8	$30.2	(7.9)%
Digital Imaging(b)	34.6	15.1	129.1%
Aerospace and Defense Electronics	31.7	24.8	27.8%
Engineered Systems	7.2	7.4	(2.7)%
Corporate expense(b)	(12.9)	(22.7)	(43.2)%
Total operating income	$88.4	$54.8	61.3%

(a)	Net sales excludes inter-segment sales of $5.2 million and $3.9 million for the first quarter of 2018 and 2017, respectively.

(b)
The first quarter of 2017 included pretax charges of $12.9 million in acquisition transaction costs related to the acquisition of e2v, of which, $2.5 million was recorded in the Digital Imaging segment and $10.4 million was recorded to corporate expense.

The table below presents net sales and cost of sales by segment and total company:

	First Quarter
(dollars in millions)	2018	2017
Instrumentation
Net sales	$239.0	$232.8
Cost of sales	$139.3	$135.4
Cost of sales as a % of net sales	58.3%	58.1%
Digital Imaging
Net sales	$206.4	$113.8
Cost of sales	$125.1	$69.9
Cost of sales as a % of net sales	60.6%	61.4%
Aerospace and Defense Electronics
Net sales	$178.2	$151.9
Cost of sales	$115.1	$96.0
Cost of sales as a % of net sales	64.6%	63.2%
Engineered Systems
Net sales	$72.0	$67.6
Costs of sales	$58.7	$55.7
Cost of sales as a % of net sales	81.5%	82.4%
Total Company
Net sales	$695.6	$566.1
Costs of sales	$438.2	$357.0
Cost of sales as a % of net sales	63.0%	63.1%
First quarter of 2018 compared with the first quarter of 2017
Our first quarter of 2018 net sales were $695.6 million, compared with net sales of $566.1 million for the first quarter of 2017, an increase of 22.9%. The increase in net sales, resulted from organic growth and from acquisitions, primarily e2v. Net income was $66.5 million for the first quarter of 2018, compared with $30.5 million for the first quarter of 2017, an increase of 118.0%. Net income per diluted share was $1.81 for the first quarter of 2018, compared with net income per diluted share of $0.84 for the first quarter of 2017. The first quarter of 2017 included pretax acquisition costs of $21.2 million related to the acquisition of e2v.
Net sales
The first quarter of 2018 net sales, compared with the first quarter of 2017 net sales, reflected higher net sales in each segment. The first quarter of 2018 included organic growth of $44.0 million and $85.5 million in incremental net sales from recent acquisitions, primarily e2v.
Cost of Sales
Cost of sales increased $81.2 million in the first quarter of 2018, compared with the first quarter of 2017, which primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales decreased slightly for the first quarter of 2018 to 63.0%, compared with 63.1% for the first quarter of 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased $14.7 million in the first quarter of 2018, compared with the first quarter of 2017, which primarily reflected the impact of higher sales, partially offset by $11.5 million in acquisition-related charges incurred in the first quarter of 2017. Selling, general and administrative expenses for the first quarter of 2018, as a percentage of net sales decreased to 24.3% compared with 27.2% for the first quarter of 2017 and reflected the impact of the e2v acquisition which carries a lower selling, general and administrative expense percentage than the overall Teledyne selling, general and administrative expense percentage, as well as the impact of $11.5 million in acquisition-related charges incurred in the first quarter of 2017. Corporate expense, which is included in selling, general and administrative expenses, was $12.9 million for the first quarter of 2018, compared with $22.7 million for the first quarter of 2017. The first quarter of 2017 amount included pretax acquisition-related charges of $10.4 million related to the e2v acquisition. In the first quarter of 2018 and 2017, we recorded a total of $4.9 million and $4.1 million, respectively, in stock option compensation expense.

Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. The first quarter of 2018 included pension service expense of $2.7 million, compared with pension service expense of $2.6 million for the first quarter of 2017. For 2018, the discount rate used to determine the benefit obligation for the domestic plan was 4.02 percent compared with 4.54 percent in 2017. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.2 million for the first quarter of 2018, compared with $3.5 million for the first quarter of 2017. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income was $88.4 million for the first quarter of 2018, compared with $54.8 million for the first quarter of 2017, an increase of 61.3%. The first quarter of 2018, compared with the first quarter of 2017, reflected higher operating income in the Digital Imaging and Aerospace and Defense Electronic segments, partially offset by lower operating income in the Instrumentation and Engineered Systems segments. Operating income in the first quarter of 2017 included pretax acquisition costs of $12.9 million related to the e2v acquisition, of which $10.4 million was recorded to corporate expense and $2.5 million was recorded in the Digital Imaging segment. The incremental operating income included in the results for the first quarter of 2018 from recent acquisitions was $17.6 million which reflected $3.9 million in additional intangible asset amortization expense.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $7.1 million for the first quarter of 2018, compared with $8.2 million for the first quarter of 2017. Interest expense in the first quarter of 2017 included $2.3 million related to the e2v acquisition. The first quarter of 2018 included non-service retirement benefit income of $3.4 million, compared with non-service retirement benefit income of $3.3 million for the first quarter of 2017. Other income and expense was expense of $2.5 million for the first quarter of 2018, compared with expense of $9.3 million for the first quarter of 2017. Other income and expense in the first quarter of 2017 amount included pretax charges of $6.0 million related to the e2v acquisition.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. In the first quarter of 2018, the provisional charge was adjusted by an additional $0.6 million.
The Company’s effective income tax rate for the first quarter of 2018 was 19.1%, compared with 24.9% for the first quarter of 2017. The first quarter of 2018 reflected net discrete income tax benefits of $2.1 million. This amount includes a $3.0 million income tax benefit related to share-based accounting, and an increase in the provisional charge. The first quarter of 2017 included net discrete tax benefits of $1.4 million which included a net discrete tax benefit of $1.6 million related to share-based accounting. Excluding the net discrete income tax benefits in both periods and the impact of the Tax Act, the effective tax rates would have been 21.7% for the first quarter of 2018 and 28.3% for the first quarter of 2017. The Company’s effective tax rate for fiscal year 2018 is expected to be 21.4%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
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

Instrumentation

	First Quarter
(dollars in millions)	2018	2017
Net sales	$239.0	$232.8
Cost of sales	$139.3	$135.4
Selling, general and administrative expenses	$71.9	$67.2
Operating income	$27.8	$30.2
Cost of sales as a % of net sales	58.3%	58.1%
Selling, general and administrative expenses % of sales	30.1%	28.9%
Operating income as a % of net sales	11.6%	13.0%
First quarter of 2018 compared with the first quarter of 2017
The Instrumentation segment’s first quarter of 2018 net sales were $239.0 million, compared with $232.8 million in the first quarter of 2017, an increase of 2.7%. Operating income for the first quarter of 2018 was $27.8 million, compared with operating income of $30.2 million in the first quarter of 2017, a decrease of 7.9%.
The first quarter of 2018 net sales increase resulted from resulted from higher sales of test and measurement instrumentation and environmental instrumentation, as well as the contribution from recent acquisitions, partially offset by lower sales of marine instrumentation. Sales of test and measurement instrumentation increased $5.8 million and included $0.8 million in incremental sales from recent acquisitions. Sales of environmental instrumentation increased $5.7 million and included $4.5 million in incremental sales from recent acquisitions. Sales of marine instrumentation decreased $5.3 million and primarily reflected lower sales of sensors for energy exploration and unfavorable timing of U.S. Government sales, partially offset by higher sale of sonar systems. The decrease in operating income reflected lower sales in marine instruments and costs associated with the relocation of certain marine instrumentation facilities, partially offset by the impact of greater sales of test and measurement instrumentation and environmental instrumentation.
The first quarter of 2018 cost of sales increased $3.9 million, compared with the first quarter of 2017, and reflected the impact of higher sales. The cost of sales percentage for the first quarter of 2018 increased slightly to 58.3% compared with 58.1% for the first quarter of 2017. First quarter 2018 selling, general and administrative expenses, including research and development expense, increased $4.7 million, compared with the first quarter of 2017 and reflected the impact of higher sales. The selling, general and administrative expense percentage increased to 30.1% in the first quarter of 2018 from 28.9% in the first quarter of 2017 and reflected higher research and development expense.

Digital Imaging

	First Quarter
(dollars in millions)	2018	2017
Net sales	$206.4	$113.8
Cost of sales	$125.1	$69.9
Selling, general and administrative expenses	$46.7	$28.8
Operating income	$34.6	$15.1
Cost of sales as a % of net sales	60.6%	61.4%
Selling, general and administrative expenses % of sales	22.6%	25.3%
Operating income as a % of net sales	16.8%	13.3%
First quarter of 2018 compared with the first quarter of 2017
The Digital Imaging segment’s first quarter of 2018 net sales were $206.4 million, compared with $113.8 million in the first quarter of 2017, an increase of 81.4%. Operating income was $34.6 million for the first quarter of 2018, compared with operating income of $15.1 million in the first quarter of 2017, an increase of 129.1%.
The first quarter of 2018 included $69.5 million in incremental sales from the e2v acquisition. The first quarter 2018 net sales also reflected higher sales of X-ray detectors for life sciences applications, infrared sensors for U.S. Government programs and machine vision cameras for industrial applications. The increase in operating income in the first quarter of 2018 reflected the impact of higher sales, favorable product mix and incremental operating profit from e2v. Operating income in 2017 included $2.5 million in acquisition-related costs related to the e2v acquisition. The incremental operating profit included in the results for the first quarter of 2018 from recent acquisitions was $15.6 million, which reflected $3.0 million in additional intangible asset amortization expense.
The first quarter of 2018 cost of sales increased $55.2 million, compared with the first quarter of 2017 and primarily reflected the impact of higher sales. The cost of sales percentage for the first quarter of 2018 decreased to 60.6%, compared with 61.4% for the first quarter of 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $46.7 million in the first quarter of 2018, from $28.8 million in 2017 and reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased to 22.6% in the first quarter of 2018 from 25.3% in the first quarter of 2017 and reflected the impact of the e2v acquisition which carries a lower selling, general and administrative expense percentage than the other digital imaging businesses.
Aerospace and Defense Electronics

	First Quarter
(dollars in millions)	2018	2017
Net sales	$178.2	$151.9
Cost of sales	$115.1	$96.0
Selling, general and administrative expenses	$31.4	$31.1
Operating income	$31.7	$24.8
Cost of sales as a % of net sales	64.6%	63.2%
Selling, general and administrative expenses % of sales	17.6%	20.5%
Operating income as a % of net sales	17.8%	16.3%
First quarter of 2018 compared with the first quarter of 2017
The Aerospace and Defense Electronics segment’s first quarter of 2018 net sales were $178.2 million, compared with $151.9 million in the first quarter of 2017, an increase of 17.3%. Operating income was $31.7 million for the first quarter of 2018, compared with operating income of $24.8 million in the first quarter of 2017, an increase of 27.8%.
The first quarter of 2018 net sales reflected $28.7 million of higher sales of defense electronics, partially offset by $2.4 million of lower sales of aerospace electronics. The higher sales of defense electronics included $10.7 million in sales from e2v. The increase in operating income in the first quarter of 2018 primarily reflected the impact of higher sales. The incremental operating profit included in the results for the first quarter of 2018 from e2v was $1.1 million, which included $0.4 million in additional intangible asset amortization expense.
The first quarter of 2018 cost of sales increased $19.1 million, compared with the first quarter of 2017 and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first quarter of 2018 increased to 64.6% from 63.2% in the first quarter of 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense increased to $31.4 million in the first quarter of 2018, compared with the $31.1 million in the first quarter of 2017 and reflected the impact of higher sales, partially offset by lower research and development and bid and proposal expense. The selling, general and administrative expense percentage decreased to 17.6% in the first quarter of 2018, compared with 20.5% in the first quarter of 2017 and reflected the impact of lower research and development and bid and proposal expense.

Engineered Systems

	First Quarter
(dollars in millions)	2018	2017
Net sales	$72.0	$67.6
Cost of sales	$58.7	$55.7
Selling, general and administrative expenses	$6.1	$4.5
Operating income	$7.2	$7.4
Cost of sales as a % of net sales	81.5%	82.4%
Selling, general and administrative expenses % of sales	8.5%	6.7%
Operating income as a % of net sales	10.0%	10.9%
First quarter of 2018 compared with the first quarter of 2017
The Engineered Systems segment’s first quarter of 2018 net sales were $72.0 million, compared with $67.6 million in the first quarter of 2017, an increase of 6.5%. Operating income was $7.2 million for the first quarter of 2018, compared with operating income of $7.4 million in the first quarter of 2017, a decrease of 2.7%.
The first quarter of 2018 net sales reflected higher sales of $5.1 million of engineered products and services and $0.4 million of energy systems products, partially offset by lower sales of $1.1 million of turbine engines. The higher sales of engineered products and services primarily reflected greater marine manufacturing programs and missile defense programs. Operating income in the first quarter of 2018 decreased slightly, due in part to lower turbine engine sales.
The first quarter of 2018 cost of sales increased $3.0 million, compared with the first quarter of 2017 and reflected the impact of higher sales and product mix differences. Cost of sales as a percentage of sales for the first quarter of 2018 decreased to 81.5% from 82.4% in the first quarter of 2017 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $6.1 million for the first quarter of 2018, compared with $4.5 million for the first quarter of 2017 and reflected the impact of higher sales and increased bid and proposal spending. The selling, general and administrative expense percentage was 8.5% for the first quarter of 2018, compared with 6.7% for the first quarter of 2017 and reflected the impact of increased bid and proposal spending.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $71.6 million for the first three months of 2018, compared with net cash provided by operating activities of $53.4 million for the first three months of 2017. The higher cash provided by operating activities in the first three months of 2018 reflected the impact of higher operating income and cash flow from e2v. The first quarter of 2017 reflected the impact of transaction related payments for the e2v acquisition. Our net cash used in investing activities was $19.6 million for the first three months of 2018, compared with net cash used by investing activities of $752.9 million for the first three months of 2017. The 2017 amount included $740.6 million for the acquisition of e2v. Capital expenditures for the first three months of 2018 and 2017 were $19.8 million and $12.6 million, respectively.
Our goodwill was $1,802.6 million at April 1, 2018 and $1,776.7 million at December 31, 2017. The increase in the balance of goodwill in 2018 included the impact of exchange rate changes and adjustments for the finalization of the e2v purchase accounting allocation. Teledyne’s net acquired intangible assets were $390.7 million at April 1, 2018 and $398.9 million at December 31, 2017. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v acquisition, resulting in an increase to goodwill of $3.9 million in the first quarter of 2018. The Company is still in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the SSI acquisition made in July 2017. The amounts recorded as of April 1, 2018 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
Financing activities used cash of $42.6 million for the first three months of 2018, compared with cash provided by financing activities of $668.9 million for the first three months of 2017. Financing activities for the first three months of 2018 reflected net payments against the $750.0 million credit facility of $54.5 million. Financing activities for the first three months of 2017 reflected net borrowings from the $750.0 million credit facility of $595.0 million and the proceeds from a $100.0 million term loan, primarily to fund the e2v acquisition. Proceeds from the exercise of stock options were $12.3 million and $6.3 million for the first three months of 2018 and 2017, respectively. In March 2017, Teledyne entered into a $100.0 million term loan with a maturity date of October 30, 2019. Subsequently, in March 2017, Teledyne entered into a cross currency swap to effectively convert the $100.0 million term loan to a 93.0 million Euro denominated instrument with a fixed euro interest rate of 0.7055%. The proceeds from the term loan were used in connection with the acquisition of e2v. Teledyne used the proceeds of the private placement to, among other things, repay indebtedness incurred in connection with the acquisition of e2v and for general corporate purposes.

Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise other forms of debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend approximately $80.0 million to $90.0 million for capital expenditures in 2018, of which $19.8 million has been spent in the first three months of 2018. No cash pension contributions have been made since 2013 or are planned for the remainder of 2018 for the domestic qualified pension plan.
Total debt, including capital lease obligations, at April 1, 2018 was $1,028.4 million. At April 1, 2018, $110.5 million was outstanding under the $750.0 million credit facility. At April 1, 2018, Teledyne had $28.1 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $614.1 million at April 1, 2018. The credit agreements require the Company to comply with various financial and operating covenants and at April 1, 2018, the Company was in compliance with these covenants.
As of April 1, 2018, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At April 1, 2018, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires December 2020 and $175.5 million term loans due through January 2022 (issued in October 2012) and $100.0 million term loan due October 2019 (issued in March 2017)

Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.2 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.2 to 1

$633.0 million Private Placement Senior Notes due from 2019 to 2024
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.2 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	15.2 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to these condensed consolidated financial statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2017 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions and divestitures, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation and facility consolidation costs, environmental remediation costs, stock repurchases, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2017 Form 10-K and this Form 10-Q.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2017 Form 10-K.
Market Risk
We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Foreign currency forward contracts are used primarily to hedge anticipated exposures. We do not enter into derivatives or other financial instruments for trading or speculative purposes.
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at April 1, 2018 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $10.0 million. A hypothetical 10 percent price change in the U.S. dollar from its value at April 1, 2018 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as a cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $0.1 million. A hypothetical 10 percent price change in the U.S. dollar from its value at April 1, 2018 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $10.0 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $275.5 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the credit agreements. Eurocurrency or LIBOR based loans under the credit facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreements. As of April 1, 2018, we had $386.0 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.9 million, assuming the $386.0 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 1, 2018, are effective at the reasonable assurance level.
Effective January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers. This new revenue standard is not expected to have a material impact on our ongoing operations. During the quarter ended April 1, 2018, we finalized changes to our internal controls related to revenue recognition based upon our implementation plan for Topic 606, which included changes related to certain accounting policies, new contract review requirements and new financial disclosure data requirements

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2017 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

Item 2.	Unregistered sales of equity securities and use of proceeds
The Teledyne Technologies Incorporated Employee Stock Purchase Plan (the “Plan”) allows employees to purchase shares of Teledyne common stock through regular payroll deductions.  The Plan includes a 25% employer matching feature. The Plan administrator purchases shares of Teledyne common stock on the open market, and then allocates the shares to participants’ Plan accounts. In March 2018, we determined that participants in the Plan may have purchased more shares of Teledyne common stock than were registered under the Securities Act of 1933. We did not receive any consideration in connection with such purchases, which were funded with participants’ payroll deduction plus the employer match. On April 27, 2018, we filed a registration statement on Form S-8 to register future transactions by the Plan.

Item 5.	Other Information
As previously reported on a Current Report on Form 8-K, on April 24, 2018, Al Pichelli, the Chief Operating Officer of Teledyne, assumed the title of President. Robert Mehrabian will continue as Teledyne's Chairman and Chief Executive Officer.  In connection with the forgoing, Teledyne and Robert Mehrabian entered into Amendment Two to Dr. Mehrabian’s Fifth Amended and Restated Employment Agreement, to update Dr. Mehrabian’s title and reflect his current annual base salary.  A copy of the Amendment Two is incorporated herein by reference as Exhibit 10.1.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 10.1	Amendment Two to Fifth Amended and Restated Agreement between Robert Mehrabian and Teledyne Technologies Incorporated.

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: May 7, 2018	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1	Amendment Two to Fifth Amended and Restated Employment Agreement between Robert Mehrabian and Teledyne Technologies Incorporated.

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document