Form 10-Q
period 2018-07-01
TELEDYNE TECHNOLOGIES INC
filed 2018-08-06
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There were 35,913,116 shares of common stock, $.01 par value per share, outstanding as of August 1, 2018.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2018	2017	2018	2017
Net sales	$732.5	$671.1	$1,428.1	$1,237.2
Costs and expenses
Cost of sales	447.0	421.2	885.2	778.2
Selling, general and administrative expenses	174.0	167.1	343.0	321.4
Total costs and expenses	621.0	588.3	1,228.2	1,099.6
Operating income	111.5	82.8	199.9	137.6
Interest and debt expense, net	(6.7)	(9.1)	(13.8)	(17.3)
Non-service retirement benefit income	3.3	3.4	6.7	6.7
Other expense, net	(3.7)	(0.7)	(6.2)	(10.0)
Income before income taxes	104.4	76.4	186.6	117.0
Provision for income taxes	18.5	16.3	34.2	26.4
Net income	$85.9	$60.1	$152.4	$90.6

Basic earnings per common share	$2.40	$1.71	$4.27	$2.57
Weighted average common shares outstanding	35.8	35.2	35.7	35.2

Diluted earnings per common share	$2.32	$1.66	$4.13	$2.50
Weighted average diluted common shares outstanding	37.0	36.2	36.9	36.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2018	2017	2018	2017
Net income	$85.9	$60.1	$152.4	$90.6
Other comprehensive income (loss):
Foreign exchange translation adjustment	(59.3)	50.8	(42.1)	54.8
Hedge activity, net of tax	(2.9)	3.1	(4.5)	2.9
Pension and postretirement benefit adjustments, net of tax	5.1	3.3	9.4	6.8
Other comprehensive income(loss)	(57.1)	57.2	(37.2)	64.5
Comprehensive income, net of tax	$28.8	$117.3	$115.2	$155.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	July 1, 2018	December 31, 2017
Assets
Current Assets
Cash	$101.4	$70.9
Accounts receivable, net	383.8	388.3
Unbilled receivables, net	155.3	89.8
Inventories, net	380.0	400.2
Prepaid expenses and other current assets	57.0	62.7
Total current assets	1,077.5	1,011.9
Property, plant and equipment, net of accumulated depreciation and amortization of $558.4 at July 1, 2018 and $531.6 at December 31, 2017	446.1	442.8
Goodwill	1,758.9	1,776.7
Acquired intangibles, net	368.6	398.9
Prepaid pension assets	147.8	127.2
Other assets, net	84.0	88.9
Total Assets	$3,882.9	$3,846.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$213.0	$191.7
Accrued liabilities	323.8	345.3
Current portion of long-term debt, capital leases and other debt	12.2	3.6
Total current liabilities	549.0	540.6
Long-term debt and capital lease obligations	939.8	1,069.3
Other long-term liabilities	291.4	289.2
Total Liabilities	1,780.2	1,899.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at July 1, 2018 and December 31, 2017; outstanding shares: 35,908,645 at July 1, 2018 and 35,540,233 at December 31, 2017	0.4	0.4
Additional paid-in capital	336.6	337.3
Retained earnings	2,295.3	2,139.6
Treasury stock, 1,789,220 at July 1, 2018 and 2,157,632 at December 31, 2017	(163.1)	(200.7)
Accumulated other comprehensive loss	(366.5)	(329.3)
Total Stockholders’ Equity	2,102.7	1,947.3
Total Liabilities and Stockholders’ Equity	$3,882.9	$3,846.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 1, 2018 AND JULY 2, 2017
(Unaudited - Amounts in millions)

	Six Months
	2018	2017
Operating Activities
Net income	$152.4	$90.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56.4	56.0
Deferred income taxes	4.0	(1.3)
Stock-based compensation	13.1	10.2
Changes in operating assets and liabilities:
Accounts receivable	(38.5)	(15.4)
Inventories	(12.2)	(41.0)
Prepaid expenses and other assets	(1.3)	2.8
Accounts payable	25.9	25.4
Accrued liabilities	(14.2)	6.5
Income taxes receivable/payable, net	(4.9)	13.2
Long-term assets	2.8	(7.1)
Other long-term liabilities	(3.7)	3.7
Pension and postretirement benefits	(10.6)	(10.3)
Other operating, net	10.3	7.1
Net cash provided by operating activities	179.5	140.4
Investing Activities
Purchases of property, plant and equipment	(47.2)	(24.9)
Purchase of businesses and other investments, net of cash acquired	—	(742.4)
Proceeds from the sale of assets	0.7	0.6
Net cash used in investing activities	(46.5)	(766.7)
Financing Activities
Net proceeds from (payments on) credit facility	(115.0)	255.0
Proceeds from senior notes	—	268.0
Proceeds from term loan	—	100.0
Proceeds from (payments on) other debt	2.3	(32.5)
Proceeds from exercise of stock options	23.8	11.7
Other financing, net	(2.0)	(2.6)
Net cash provided by (used in) financing activities	(90.9)	599.6
Effect of exchange rate changes on cash	(11.6)	9.8
Change in cash	30.5	(16.9)
Cash—beginning of period	70.9	98.6
Cash—end of period	$101.4	$81.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 1, 2018

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of July 1, 2018 and the consolidated results of operations, consolidated comprehensive income or the three and six months then ended and cash flows for the six months then ended. The results of operations and cash flows for the period ended July 1, 2018 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the acquisition of e2v were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance can be adopted using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements. We plan to adopt the new standard on December 31, 2018, the beginning of our 2019 fiscal year, and are currently evaluating the impact this guidance will have on the consolidated financial statements, including the selection of a transition method, and footnote disclosures. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K for additional information about the Company’s leases, including the future minimum lease payments of the Company’s operating leases at December 31, 2017.
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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs and allow only the service cost component to be eligible for capitalization when applicable. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and before income from operations. The Company adopted the requirements of this ASU as of January 1, 2018 on a retrospective basis. As such, the Company reclassified $2.9 million and $0.5 million from cost of sales and selling, general and administrative expenses, respectively to non-service retirement benefit income for the three months ended July 2, 2017 and reclassified $5.7 million and $1.0 million from cost of sales and selling, general and administrative expenses, respectively to non-service retirement benefit income for the six months ended July 2, 2017 to conform to current period presentation.
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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Topic ASC 606 Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net	$388.3	1.0	$389.3
Unbilled receivables, net	89.8	29.0	118.8
Inventories, net	400.2	(24.8)	375.4
Liabilities
Accrued liabilities	$345.3	1.9	$347.2
Stockholders’ Equity
Retained earnings	$2,139.6	3.3	$2,142.9

In accordance with the requirements of Topic 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the second quarter and six months ended July 1, 2018 was as follows (in millions):

	For the second quarter ended July 1, 2018
	Balance as Reported	Topic ASC 606 Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable, net	$383.8	(0.8)	$383.0
Unbilled receivables, net	155.3	(66.3)	89.0
Inventories, net	380.0	51.8	431.8
Liabilities
Accrued liabilities	$323.8	(1.5)	$322.3
Stockholders' Equity
Retained earnings	$2,295.3	(13.8)	$2,281.5

	For the second quarter ended July 1, 2018			For the six months ended July 1, 2018
	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption
Net sales	$732.5	(11.1)	$721.4	$1,428.1	(43.5)	$1,384.6
Cost of sales	$447.0	(6.5)	$440.5	$885.2	(29.7)	855.5
Provision for income taxes	$18.5	(1.1)	$17.4	$34.2	(3.3)	30.9
Net income	$85.9	(3.5)	$82.4	$152.4	(10.5)	$141.9

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
Revenue recognized over time relates primarily to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. This type of revenue arrangement is typical of our U.S. government contracts and to a lesser extent for certain commercial contracts, with both contract types occurring across all segments. The customer typically controls the work in process as evidenced either by contractual termination clauses or by our right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. We estimate variable consideration at the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
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
For over time contracts using cost-to-cost, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. This EAC process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2018 was less than $0.1 million of unfavorable revenue and operating income. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of our revenue, we recognize warranty services as a separate performance obligations when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $101.6 million and $14.0 million as of July 1, 2018, and $110.3 million and $15.5 million as of January 1, 2018, respectively. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, we record an unbilled receivable (contract asset) for the amount we are entitled to receive based on our enforceable right to payment. The unbilled receivable balance increased from the beginning of the year by $36.5 million, or 30.7%, primarily due to work performed ahead of billings on certain over time revenue contracts primarily in our Aerospace and Defense Electronics operating segment. Contract liabilities decreased from the beginning of the year by $10.3 million, or 8.1%, primarily due to the recognition of revenue in the year on customer advances that existed at the beginning of the year. The Company recognized revenue of $48.6 million during the quarter ended July 1, 2018 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of July 1, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,632.6 million. The Company expects approximately 83% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 17% recognized thereafter.
Note 2. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive income/(loss) (“AOCI”) by component, net of tax, for the second quarter ended and six months ended July 1, 2018 and July 2, 2017 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of April 1, 2018	$(84.8)	$(1.1)	$(223.5)	$(309.4)
Other comprehensive income (loss) before reclassifications	(59.3)	2.6	—	(56.7)
Amounts reclassified from AOCI	—	(5.5)	5.1	(0.4)
Net other comprehensive income (loss)	(59.3)	(2.9)	5.1	(57.1)
Balance as of July 1, 2018	$(144.1)	$(4.0)	$(218.4)	$(366.5)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of April 2, 2017	$(194.8)	$(3.0)	$(246.1)	$(443.9)
Other comprehensive income (loss) before reclassifications	50.8	(2.3)	—	48.5
Amounts reclassified from AOCI	—	5.4	3.3	8.7
Net other comprehensive income	50.8	3.1	3.3	57.2
Balance as of July 2, 2017	$(144.0)	$0.1	$(242.8)	$(386.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 1, 2018	$(102.0)	$0.5	$(227.8)	$(329.3)
Other comprehensive loss before reclassifications	(42.1)	—	—	(42.1)
Amounts reclassified from AOCI	—	(4.5)	9.4	4.9
Net other comprehensive income (loss)	(42.1)	(4.5)	9.4	(37.2)
Balance at July 1, 2018	$(144.1)	$(4.0)	$(218.4)	$(366.5)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2017	$(198.8)	$(2.8)	$(249.6)	$(451.2)
Other comprehensive income (loss) before reclassifications	54.8	(2.1)	—	52.7
Amounts reclassified from AOCI	—	5.0	6.8	11.8
Net other comprehensive income	54.8	2.9	6.8	64.5
Balance as of July 2, 2017	$(144.0)	$0.1	$(242.8)	$(386.7)

The reclassifications out of AOCI for the second quarter and six months ended July 1, 2018 and July 2, 2017 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	July 1, 2018	July 2, 2017	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(7.4)	$7.2	See note 2
Income tax impact	1.9	(1.8)	Provision for income taxes
Total	$(5.5)	$5.4

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.4)	Costs and expenses
Amortization of net actuarial loss	8.1	6.9	Costs and expenses
Total before tax	6.6	5.5
Income tax impact	(1.5)	(2.2)	Provision for income taxes
Total	$5.1	$3.3

	Amount Reclassified from AOCI Six Months Ended	Amount Reclassified from AOCI Six Months Ended	Statement of Income
	July 1, 2018	July 2, 2017	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(6.1)	$6.6	See note 2
Income tax impact	1.6	(1.6)	Provision for income taxes
Total	$(4.5)	$5.0

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(3.0)	$(3.0)	Costs and expenses
Amortization of net actuarial loss	15.4	14.1	Costs and expenses
Total before tax	12.4	11.1
Income tax impact	$(3.0)	$(4.3)	Provision for income taxes
Total	$9.4	$6.8

Note 3. Business Combinations, Goodwill and Acquired Intangible Assets
Acquisition of e2v
On March 28, 2017, Teledyne completed the acquisition of all of the outstanding common stock of e2v technologies plc (“e2v”) for $770.7 million, including stock options and assumed debt, net of $24.4 million of cash acquired. Principally located in Chelmsford, United Kingdom and Grenoble, France, most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations.
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
The following table presents proforma net sales, net income and earnings per share data assuming e2v was acquired at the beginning of the 2017 fiscal year:

	Second Quarter (a)	Six Months (a)
(unaudited - in millions, except per share amounts)	2017	2017
Net sales	$671.1	$1,330.2
Net income	$60.1	$73.2
Basic earnings per common share	$1.71	$2.08
Diluted earnings per common share	$1.66	$2.02
a) The above unaudited proforma information is presented for the e2v acquisition as it is considered a material acquisition.

SSI Acquisition
On July 20, 2017, a subsidiary of Teledyne acquired assets of Scientific Systems, Inc. (“SSI”) for $31.0 million in cash. Headquartered in State College, PA, SSI is part of the Instrumentation segment.
For a further description of the Company’s acquisition activity for fiscal year 2017, please refer to Note 3 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $1,758.9 million at July 1, 2018 and $1,776.7 million at December 31, 2017. The decrease in the balance of goodwill in 2018 included the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the e2v and SSI acquisitions. Teledyne’s net acquired intangible assets were $368.6 million at July 1, 2018 and $398.9 million at December 31, 2017. The decrease in the balance of net acquired intangible assets reflected amortization and the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the SSI acquisition. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v and SSI acquisitions, including the allocation by segment, resulting in an increase to goodwill of $3.9 million for e2v and $4.8 million for SSI in 2018.

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
Cash Flow Hedging Activities
The effectiveness of the forward contract cash flow hedge, which exclude time value, and the cross currency swap cash flow hedge is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. For the cross currency swap cash flow hedge, effective amounts are recorded in AOCI, and reclassified into interest expense in the consolidated statements of income. In addition, for the cross currency swap an amount is reclassified from AOCI to other income and expense each reporting period, to offset the earnings impact of the remeasurement of the hedged liability. Net deferred losses recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $0.3 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming twelve months total $2.8 million.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of July 1, 2018, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $102.4 million. These foreign currency forward contracts have maturities ranging from September 2018 to February 2020. Together the contracts had a negative fair value of $2.1 million. The cross currency swap has notional amounts of €93.0 million equivalent to $100.0 million, and matures in October 2019.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the second quarter ended July 1, 2018 and July 2, 2017 was as follows (in millions):

	Second Quarter		Six Months
	2018	2017	2018	2017
Net gain (loss) recognized in AOCI (a)	$3.6	$(3.4)	$(0.1)	$(2.9)
Net gain (loss) reclassified from AOCI into cost of sales (a)	$0.8	$(0.6)	$2.0	$(0.7)
Net gain reclassified from AOCI into interest expense (a)	$0.6	$0.4	$1.1	$0.4
Net gain (loss) reclassified from AOCI into other income and expense, net (b)	$6.0	$(7.0)	$3.0	$(6.3)
Net foreign exchange loss recognized in other income and expense, net (c)	$(0.2)	$(0.3)	$(0.2)	$(0.5)
a)    Effective portion, pre-tax
b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)     Amount excluded from effectiveness testing

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of July 1, 2018, Teledyne had non-designated foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	211.2	U.S. Dollars	US$	162.8
Canadian Dollars	C$	15.1	Euros		€9.9
Euros		€55.0	Great Britain Pounds		£48.5
Great Britain Pounds		£1.3	Australian Dollars	A$	2.3
Great Britain Pounds		£91.1	U.S. Dollars	US$	121.4
Singapore Dollars	S$	2.1	U.S. Dollars	US$	1.6
Euros		€39.4	U.S. Dollars	US$	46.5
U.S. Dollars	US$	0.9	Japanese Yen		¥100.0
Danish Krone	DKR	45.5	U.S. Dollars	US$	7.2
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended July 1, 2018 was expense of $17.0 million and $17.8 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the second quarter and six months ended July 2, 2017 was expense of $0.5 million and $6.5 million, respectively. These losses were largely offset by gains in the value of the underlying hedged item.
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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	July 1, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.3	$3.8
Cash flow cross currency swap	Other assets	—	2.2
Cash flow cross currency swap	Accrued liabilities	(8.4)	—
Cash flow forward contracts	Accrued liabilities	(2.4)	(13.9)
Total derivatives designated as hedging instruments		(10.5)	(7.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.5	4.9
Non-designated forward contracts	Accrued liabilities	(6.8)	(1.2)
Total derivatives not designated as hedging instruments		(6.3)	3.7
Total (liability) asset derivatives		$(16.8)	$(4.2)

Note 5. Earnings Per Share
For the second quarter of 2018 no stock options were excluded in the computation of diluted earnings per share. For the first six months of 2018, 185,292 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. For the second quarter and first six months of 2017, 900 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period.
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2018	2017	2018	2017
Weighted average basic common shares outstanding	35.8	35.2	35.7	35.2
Effect of dilutive securities (primarily stock options)	1.2	1.0	1.2	1.0
Weighted average diluted common shares outstanding	37.0	36.2	36.9	36.2
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
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. Stock option compensation expense was $5.4 million for the second quarter of 2018 and was $3.7 million for the second quarter of 2017. Stock option compensation expense was $10.3 million for the first six months of 2018 and was $7.8 million for the first six months of 2017. Employee stock option grants are charged to expense evenly over the three year vesting period. For 2018, the Company currently expects approximately $21.1 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.
The following assumptions were used in the valuation of stock options granted in 2018:

2018
Expected volatility	31.0%
Risk-free interest rate range	1.99% to 2.58%
Expected life in years	6.8
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2018 was $71.79 per share.

Stock option transactions for the second quarter and six months ended July 1, 2018 are summarized as follows:

	2018
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,463,010	$100.94	2,285,703	$83.73
Granted	2,902	$192.55	374,892	$192.01
Exercised	(163,589)	$70.58	(340,972)	$69.95
Canceled	(11,430)	$123.38	(28,730)	$114.74
Ending balance	2,290,893	$103.11	2,290,893	$103.11
Options exercisable at end of period	1,434,003	$77.94	1,434,003	$77.94

Performance Share Plan and Restricted Stock Award Program
In the first quarter of 2018, the Company issued 6,481 shares of Teledyne common stock for the first of three annual payouts under the 2015 to 2017 Performance Share Plan. A total of 31,117 shares remain to be issued in equal installments in 2019 and 2020. In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Under the plan, the target number of shares that could be issued in three equal installments in 2021, 2022 and 2023, is 26,814 (with a maximum of 53,607).
The following table shows the restricted stock activity for the first six months of 2018:

	Shares	Weighted average fair value per share
Balance, December 31, 2017	88,436	$90.63
Granted	16,733	$171.80
Vested	(28,855)	$92.74
Forfeited/Canceled	(1,571)	$89.93
Balance, July 1, 2018	74,743	$108.01
Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $342.4 million at July 1, 2018 and $348.6 million at December 31, 2017. The remainder of the inventories using the LIFO method were $46.9 million at July 1, 2018 and $63.6 million at December 31, 2017. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	July 1, 2018	December 31, 2017
Raw materials and supplies	$197.6	$200.2
Work in process	136.7	157.9
Finished goods	55.0	54.1
	389.3	412.2
Progress payments	—	(1.4)
Reduction to LIFO cost basis	(9.3)	(10.6)
Total inventories, net	$380.0	$400.2
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

	Six Months
Warranty Reserve (in millions):	2018	2017
Balance at beginning of year	$21.1	$18.4
Accruals for product warranties charged to expense	4.4	3.3
Cost of product warranty claims	(3.9)	(3.0)
Acquisitions	—	3.1
Balance at end of period	$21.6	$21.8

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
The Company’s effective income tax rate for the second quarter and first six months of 2018 was 17.7% and 18.3%, respectively. The Company’s effective income tax rate for the second quarter and first six months of 2017 was 21.3% and 22.6%, respectively. The second quarter and first six months of 2018 includes net discrete income tax benefits of $3.4 million and $5.5 million, respectively. The 2018 second quarter and first six months net discrete tax benefits includes $4.7 million and $7.7 million, respectively, related to share-based accounting. The first six months of 2018 includes the first quarter $0.6 million increase in the provisional charge. The second quarter and first six months of 2017 included net discrete income tax benefits of $4.6 million and $6.0 million, respectively. The 2017 second quarter and first six months net discrete tax benefits includes an $8.1 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable and $4.6 million in income tax expense related to adjustments for uncertain tax positions. The 2017 second quarter and first six months net discrete tax benefits includes $1.2 million and $2.8 million, respectively, related to share-based accounting. Excluding the net discrete income tax benefits in both periods and the increase in the provisional charge, the effective tax rates would have been 21.0% for the second quarter of 2018 and 21.3% for the first six months of 2018. Excluding net discrete income tax benefits in both 2017 periods, the effective tax rates would have been 27.4% for the second quarter and 27.7% for the first six months of 2017. The decrease in the effective tax rate in both 2018 periods, primarily reflects the lower corporate income tax rates as part of the Tax Act.
Note 10. Long-Term Debt, Capital Lease and Letters of Credit

	Balance at
Long-Term Debt (in millions):	July 1, 2018	December 31, 2017
$750.0 million credit facility due December 2020, weighted average rate of 3.17% at July 1, 2018 and 2.72% at December 31, 2017	$50.0	$165.0
Term loans due through January 2022, weighted average rate of 3.34% at July 1, 2018 and 2.94% at December 31, 2017	175.5	175.5
Term loan due October 2019, variable rate of 3.23% swapped to a Euro fixed rate of 0.7055%	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	58.3	60.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	116.8	120.0
1.09% €100 Million Fixed Rate Senior Notes due April 2024	116.8	120.0
Other debt at various rates due through 2018	5.4	2.7
Total debt	947.8	1,068.2
Less: current portion of long-term debt and debt issuance costs	(12.7)	(4.3)
Total long-term debt	$935.1	$1,063.9
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $674.9 million at July 1, 2018. The credit agreements require the Company to comply with various financial and operating covenants and at July 1, 2018, the Company was in compliance with these covenants.

Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at July 1, 2018 and December 31, 2017, approximated the carrying value.
At July 1, 2018, the Company had $6.0 million in capital leases, of which $1.3 million is current. At December 31, 2017, the Company had $6.7 million in capital leases, of which $1.3 million was current. At July 1, 2018, Teledyne had $27.7 million in outstanding letters of credit.
Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended December 31, 2017, included in the 2017 Form 10-K.
At July 1, 2018, the Company’s reserves for environmental remediation obligations totaled $4.7 million, of which $0.6 million is included in current accrued liabilities. At December 31, 2017, the Company’s reserves for environmental remediation obligations totaled $5.1 million. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 12. Pension Plans and Postretirement Benefits
For the domestic pension plan, the discount rate decreased to 4.02% in 2018 compared with a 4.54% discount rate used in 2017. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.3 million and $3.5 million for the second quarter of 2018 and 2017, respectively. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $6.5 million and $6.9 million for the first six months of 2018 and 2017, respectively. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne did not make any cash pension contributions to its domestic qualified pension plan since 2013. No cash pension contributions are planned for 2018 for the domestic qualified pension plan.

	Second Quarter		Six Months
	2018	2017	2018	2017
Service cost — benefits earned during the period (in millions)	$2.7	$2.8	$5.4	$5.4

Pension non-service income (in millions):
Interest cost on benefit obligation	$8.2	$9.1	$16.3	$18.3
Expected return on plan assets	(17.9)	(18.3)	(35.8)	(36.6)
Amortization of prior service cost	(1.5)	(1.5)	(3.0)	(3.0)
Amortization of net actuarial loss	7.9	7.3	15.8	14.6
Pension non-service income	$(3.3)	$(3.4)	$(6.7)	$(6.7)

Teledyne sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

	Second Quarter		Six Months
Postretirement benefits non-service (income)/expense (in millions):	2018	2017	2018	2017
Interest cost on benefit obligation	$0.1	$0.1	$0.2	$0.2
Amortization of net actuarial gain	(0.1)	(0.1)	(0.2)	(0.2)
Postretirement benefits non-service (income)/expense	$—	$—	$—	$—

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
In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the acquisition of e2v were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Second Quarter		%	Six Months		%
	2018	2017	Change	2018	2017	Change
Net sales(a):
Instrumentation	$262.6	$233.8	12.3%	$501.6	$466.6	7.5%
Digital Imaging	225.3	200.2	12.5%	436.3	314.0	38.9%
Aerospace and Defense Electronics	173.5	161.1	7.7%	347.1	313.0	10.9%
Engineered Systems	71.1	76.0	(6.4)%	143.1	143.6	(0.3)%
Total net sales	$732.5	$671.1	9.1%	$1,428.1	$1,237.2	15.4%
Operating income:
Instrumentation	$40.9	$30.5	34.1%	$68.7	$60.7	13.2%
Digital Imaging (b)	43.3	28.0	54.6%	77.9	43.1	80.7%
Aerospace and Defense Electronics	33.7	29.2	15.4%	65.4	54.0	21.1%
Engineered Systems	7.4	7.7	(3.9)%	14.6	15.1	(3.3)%
Corporate expense (b)	(13.8)	(12.6)	9.5%	(26.7)	(35.3)	(24.4)%
Operating income	$111.5	$82.8	34.7%	$199.9	$137.6	45.3%

(a)
Net sales excludes inter-segment sales of $5.5 million and $10.7 million for the second quarter and first six months of 2018, respectively, and $7.5 million and $11.4 million for the second quarter and six months of 2017, respectively.

(b)
The second quarter of 2017 included pretax charges of $4.0 million in acquisition transaction costs related to the acquisition of e2v, of which, $3.7 million was recorded in the Digital Imaging segment and $0.3 million was recorded in the Aerospace and Defense Electronics segment. The first six months of 2017 includes pretax charges of $16.9 million in acquisition transaction costs related to the acquisition of e2v, of which $6.2 million was recorded in the Digital Imaging segment, $0.3 million was recorded in the Aerospace and Defense Electronics segment and $10.4 million was recorded in Corporate expense.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	July 1, 2018	December 31, 2017
Instrumentation	$1,387.1	$1,413.6
Digital Imaging	1,593.6	1,606.5
Aerospace and Defense Electronics	519.7	495.4
Engineered Systems	119.3	107.0
Corporate	263.2	223.9
Total identifiable assets	$3,882.9	$3,846.4

Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following tables provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2018	2017	2018	2017
Marine Instrumentation	$118.7	$107.0	$222.9	$216.5
Environmental Instrumentation	85.7	77.0	166.9	152.5
Test and Measurement Instrumentation	58.2	49.8	111.8	97.6
Total	$262.6	$233.8	$501.6	$466.6

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

	Second Quarter Ended July 1, 2018			First Six Months Ended July 1, 2018
	Customer Type			Customer Type
(in millions)	US Government (a)	Commercial	Total	US Government (a)	Commercial	Total
Net Sales:
Instrumentation	$15.8	$246.8	$262.6	$28.6	$473.0	$501.6
Digital Imaging	22.5	202.8	225.3	44.9	391.4	436.3
Aerospace and Defense Electronics	66.5	107.0	173.5	131.8	215.3	347.1
Engineered Systems	57.2	13.9	71.1	116.2	26.9	143.1
	$162.0	$570.5	$732.5	$321.5	$1,106.6	$1,428.1
a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended July 1, 2018			First Six Months Ended July 1, 2018
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$258.5	$4.1	$262.6	$492.6	$9.0	$501.6
Digital Imaging	203.5	21.8	225.3	394.7	41.6	436.3
Aerospace and Defense Electronics	173.0	0.5	173.5	346.4	0.7	347.1
Engineered Systems	23.4	47.7	71.1	46.6	96.5	143.1
	$658.4	$74.1	$732.5	$1,280.3	$147.8	$1,428.1

	Second Quarter Ended July 1, 2018				First Six Months Ended July 1, 2018
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$206.5	$45.4	$10.7	$262.6	$397.5	$84.8	$19.3	$501.6
Digital Imaging	59.4	76.0	89.9	225.3	116.2	143.0	177.1	436.3
Aerospace and Defense Electronics	157.0	15.9	0.6	173.5	311.1	34.7	1.3	347.1
Engineered Systems	68.9	2.2	—	71.1	139.1	4.0	—	143.1
	$491.8	$139.5	$101.2	$732.5	$963.9	$266.5	$197.7	$1,428.1
a) Net sales by geographic region of origin.

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
In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the acquisition of e2v were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.

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
SSI Acquisition
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
Results of Operations

	Second Quarter		Six Months
(in millions)	2018	2017	2018	2017
Net sales	$732.5	$671.1	$1,428.1	$1,237.2
Costs and expenses
Cost of sales	447.0	421.2	885.2	778.2
Selling, general and administrative expenses	174.0	167.1	343.0	321.4
Total costs and expenses	621.0	588.3	1,228.2	1,099.6
Operating income	111.5	82.8	199.9	137.6
Interest expense, net	(6.7)	(9.1)	(13.8)	(17.3)
Non-service retirement benefit income	3.3	3.4	6.7	6.7
Other expense, net	(3.7)	(0.7)	(6.2)	(10.0)
Income before income taxes	104.4	76.4	186.6	117.0
Provision for income taxes	18.5	16.3	34.2	26.4
Net income	$85.9	$60.1	$152.4	$90.6

	Second Quarter		%	Six Months		%
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net sales(a):
Instrumentation	$262.6	$233.8	12.3%	$501.6	$466.6	7.5%
Digital Imaging	225.3	200.2	12.5%	436.3	314.0	38.9%
Aerospace and Defense Electronics	173.5	161.1	7.7%	347.1	313.0	10.9%
Engineered Systems	71.1	76.0	(6.4)%	143.1	143.6	(0.3)%
Total net sales	$732.5	$671.1	9.1%	$1,428.1	$1,237.2	15.4%
Operating income:
Instrumentation	$40.9	$30.5	34.1%	$68.7	$60.7	13.2%
Digital Imaging(b)	43.3	28.0	54.6%	77.9	43.1	80.7%
Aerospace and Defense Electronics	33.7	29.2	15.4%	65.4	54.0	21.1%
Engineered Systems	7.4	7.7	(3.9)%	14.6	15.1	(3.3)%
Corporate expense(b)	(13.8)	(12.6)	9.5%	(26.7)	(35.3)	(24.4)%
Total operating income	$111.5	$82.8	34.7%	$199.9	$137.6	45.3%

(a)
Net sales excludes inter-segment sales of $5.5 million and $10.7 million for the second quarter and first six months of 2018, respectively, and $7.5 million and $11.4 million for the second quarter and six months of 2017, respectively.

(b)
The second quarter of 2017 included pretax charges of $4.0 million in acquisition transaction costs related to the acquisition of e2v, of which, $3.7 million was recorded in the Digital Imaging segment and $0.3 million was recorded in the Aerospace and Defense Electronics segment. The first six months of 2017 includes pretax charges of $16.9 million in acquisition transaction costs related to the acquisition of e2v, of which $6.2 million was recorded in the Digital Imaging segment, $0.3 million was recorded in the Aerospace and Defense Electronics segment and $10.4 million was recorded in Corporate expense.

The table below presents net sales and cost of sales by segment and total company:

	Second Quarter		Six Months
(dollars in millions)	2018	2017	2018	2017
Instrumentation
Net sales	$262.6	$233.8	$501.6	$466.6
Cost of sales	$145.4	$133.9	$284.7	$269.3
Cost of sales as a % of net sales	55.3%	57.3%	56.8%	57.7%
Digital Imaging
Net sales	$225.3	$200.2	$436.3	$314.0
Cost of sales	$133.7	$130.4	$261.8	$200.3
Cost of sales as a % of net sales	59.4%	65.1%	60.0%	63.8%
Aerospace and Defense Electronics
Net sales	$173.5	$161.1	$347.1	$313.0
Cost of sales	$110.0	$94.9	$222.1	$190.9
Cost of sales as a % of net sales	63.4%	58.9%	64.0%	61.0%
Engineered Systems
Net sales	$71.1	$76.0	$143.1	$143.6
Costs of sales	$57.9	$62.0	$116.6	$117.7
Cost of sales as a % of net sales	81.4%	81.6%	81.5%	82.0%
Total Company
Net sales	$732.5	$671.1	$1,428.1	$1,237.2
Costs of sales	$447.0	$421.2	$885.2	$778.2
Cost of sales as a % of net sales	61.0%	62.8%	62.0%	62.9%
Second quarter of 2018 compared with the second quarter of 2017
Our second quarter of 2018 net sales were $732.5 million, compared with net sales of $671.1 million for the second quarter of 2017, an increase of 9.1%. Net income was $85.9 million for the second quarter of 2018, compared with $60.1 million for the second quarter of 2017, an increase of 42.9%. Net income per diluted share was $2.32 for the second quarter of 2018, compared with net income per diluted share of $1.66 for the second quarter of 2017. The second quarter of 2017 included pretax acquisition costs of $4.0 million related to the acquisition of e2v.
Net Sales
The second quarter of 2018 net sales, compared with the second quarter of 2017 net sales, reflected higher net sales in each segment except the Engineered Systems segment. The second quarter of 2018 included organic growth of $56.1 million and $5.3 million in incremental net sales from the SSI acquisition.
Cost of Sales
Cost of sales increased $25.8 million in the second quarter of 2018, compared with the second quarter of 2017, which primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales decreased for the second quarter of 2018 to 61.0%, compared with 62.8% for the second quarter of 2017.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased $6.9 million in the second quarter of 2018, compared with the second quarter of 2017, which primarily reflected the impact of higher sales. Selling, general and administrative expenses for the second quarter of 2018, as a percentage of net sales decreased to 23.8% compared with 24.8% for the second quarter of 2017. Corporate expense, which is included in selling, general and administrative expenses, was $13.8 million for the second quarter of 2018, compared with $12.6 million for the second quarter of 2017. In the second quarter of 2018 and 2017, we recorded a total of $5.4 million and $3.7 million, respectively, in stock option compensation expense.

Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. The second quarter of 2018 included pension service expense of $2.7 million, compared with pension service expense of $2.8 million for the second quarter of 2017. For 2018, the discount rate used to determine the benefit obligation for the domestic plan was 4.02 percent compared with 4.54 percent in 2017. Pension expense allocated to contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.3 million for the second quarter of 2018, compared with $3.5 million for the second quarter of 2017. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income was $111.5 million for the second quarter of 2018, compared with $82.8 million for the second quarter of 2017, an increase of 34.7%. The second quarter of 2018, compared with the second quarter of 2017, reflected higher operating income in each segment except the Engineered Systems segment. Operating income in the second quarter of 2017 included pretax acquisition costs of $4.0 million related to the e2v acquisition, of which $3.7 million was recorded to the Digital Imaging segment.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $6.7 million for the second quarter of 2018, compared with $9.1 million for the second quarter of 2017, and primarily reflected lower average debt levels. The second quarter of 2018 included non-service retirement benefit income of $3.3 million, compared with $3.4 million for the second quarter of 2017. Other income and expense was expense of $3.7 million for the second quarter of 2018, compared with expense of $0.7 million for the second quarter of 2017 and reflected higher foreign currency impacts.
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
The Company’s effective income tax rate for the second quarter of 2018 was 17.7%, compared with 21.3% for the second quarter of 2017. The second quarter of 2018 reflected net discrete income tax benefits of $3.4 million. This amount includes a $4.7 million income tax benefit related to share-based accounting. The 2017 second quarter net discrete tax benefits includes an $8.1 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable and $4.6 million in income tax expense related to adjustments for uncertain tax positions. The 2017 second quarter also included net discrete tax benefits includes $1.2 million related to share-based accounting. Excluding the net discrete income tax benefits, the effective tax rates would have been 21.0% for the second quarter of 2018 and 27.4% for the second quarter of 2017. The decrease in the effective tax rate in both 2018 periods, primarily reflects the lower corporate income tax rates as part of the Tax Act. The Company’s annual effective tax rate for fiscal year 2018 is expected to be 21.3%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
First six months of 2018 compared with the first six months of 2017
Our first six months of 2018 net sales were $1,428.1 million, compared with net sales of $1,237.2 million for the first six months of 2017, an increase of 15.4%. The increase in net sales resulted from organic growth and the acquisition of e2v. Net income was $152.4 million for the first six months of 2018, compared with $90.6 million for the first six months of 2017, an increase of 68.2%. Net income per diluted share was $4.13 for the first six months of 2018, compared with net income per diluted share of $2.50 for the first six months of 2017. The first six months of 2017 includes pretax charges of $25.2 million related to the acquisition of e2v, of which, $4.1 million was recorded to cost of sales, $12.8 million was recorded to selling, general and administrative expenses, $2.3 million was recorded to interest expense and $6.0 million was recorded as other expense. The amount recorded to cost of sales related to the inventory fair value step-up amortization expense. The amount recorded to selling, general and administrative expenses related to transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs. The amount recorded to interest expense related to funds-certain bank bridge facility commitment expense. The amount recorded to other expense related to a foreign currency option contract expense to hedge the e2v purchase price.

Net Sales
The first six months of 2018 net sales, compared with the first six months of 2017 net sales, reflected higher net sales in each segment, except the Engineered Systems segment. The first six months of 2017 included organic growth of $97.0 million and $93.9 million in incremental net sales from recent acquisitions, primarily e2v.

Cost of Sales
Cost of sales increased $107.0 million in the first six months of 2018, compared with the first six months of 2017, which primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the six months of 2018 decreased to 62.0%, compared with 62.9% for the first six months of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by
$21.6 million in the first six months of 2018, compared with the first six months of 2017, and primarily reflected the impact of higher sales. The first six months of 2017 reflected the impact of $12.8 million in acquisition transaction expense related to the e2v acquisition. Selling, general and administrative expenses for the first six months of 2018, as a percentage of net sales, decreased to 24.0% compared with 26.0% for the first six months of 2017. The higher percentage in 2017 reflected the impact of acquisition costs related to the acquisition of e2v. Corporate expense, which is included in selling, general and administrative expenses, was $26.7 million for the first six months of 2018, compared with $35.3 million for the first six months of 2017. The 2017 amount included $10.4 million in expense related to the e2v acquisition. In the first six months of 2018 and 2017, we recorded a total of $10.3 million and $7.8 million, respectively, in stock option compensation expense.

Pension Service Expense
For both the first six months of 2018 and 2017, pension service expense was $5.4 million.

Operating Income
Operating income was $199.9 million for the first six months of 2018, compared with $137.6 million for the first six months of 2017, an increase of 45.3%. The first six months of 2018, compared with the first six months of 2017, reflected higher operating income in each segment except the Engineered Systems segment. Corporate expense was also lower by $8.6 million. Operating income in the first six months of 2017 included pretax acquisition costs of $16.9 million related to the e2v acquisition, of which $6.2 million was recorded to the Digital Imaging segment and $10.4 million was recorded as corporate expense. The incremental operating income included in the results for the first six months of 2018 from recent acquisitions was $27.7 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $13.8 million for the first six months of 2018, compared with $17.3 million for the first six months of 2017. The 2017 amount included $2.3 million in fees related to the terminated bridge facility in connection with the acquisition of e2v. For both the first six months of 2018 and 2017 non-service retirement benefit income was $6.7 million. Other income and expense was expense of $6.2 million for the first six months of 2018, compared with expense of $10.0 million for the first six months of 2017. Other expense in the first six months of 2017 reflected $6.0 million of expense for a foreign currency option contract related to the e2v acquisition.

Income Taxes
The Company’s effective income tax rate for the first six months of 2018 was 18.3% compared with 22.6% for the first six months of 2017. The first six months of 2018 reflected $5.5 million in net discrete income tax benefits, which included a $7.7 million income tax benefit related to share-based accounting. The first six months of 2017 reflected $6.0 million in net discrete income tax benefits, which included a $2.8 million income tax benefit related to share-based accounting. The 2017 first six months net discrete tax benefits, also includes an $8.1 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable and $4.6 million in income tax expense related to adjustments for uncertain tax positions. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 21.3% for the first six months of 2018 and 27.7% for the first six months of 2017.

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
Instrumentation

	Second Quarter		Six Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$262.6	$233.8	$501.6	$466.6
Cost of sales	$145.4	$133.9	$284.7	$269.3
Selling, general and administrative expenses	$76.3	$69.4	$148.2	$136.6
Operating income	$40.9	$30.5	$68.7	$60.7
Cost of sales as a % of net sales	55.3%	57.3%	56.8%	57.7%
Selling, general and administrative expenses % of sales	29.1%	29.7%	29.5%	29.3%
Operating income as a % of net sales	15.6%	13.0%	13.7%	13.0%
Second quarter of 2018 compared with the second quarter of 2017
The Instrumentation segment’s second quarter of 2018 net sales were $262.6 million, compared with $233.8 million in the second quarter of 2017, an increase of 12.3%. Operating income for the second quarter of 2018 was $40.9 million, compared with operating income of $30.5 million in the second quarter of 2017, an increase of 34.1%.
The second quarter of 2018 net sales increase resulted from higher sales of marine instrumentation, test and measurement instrumentation and environmental instrumentation, as well as the contribution from recent acquisitions. Sales of marine instrumentation increased $11.7 million and primarily reflected higher sales of sonar systems and interconnect products, partially offset by lower sales of sensors for energy exploration. Sales of test and measurement instrumentation increased $8.4 million. Sales of environmental instrumentation increased $8.7 million and included $5.3 million in incremental sales from the SSI acquisition. The increase in operating income primarily reflected the impact of higher sales, favorable product mix and cost control. The incremental operating income included in the results for the second quarter of 2018 from the SSI acquisition was $0.8 million
The second quarter of 2018 cost of sales increased $11.5 million, compared with the second quarter of 2017, and reflected the impact of higher sales. The cost of sales percentage for the second quarter of 2018 decreased to 55.3% compared with 57.3% for the second quarter of 2017 and reflected product mix differences. Second quarter 2018 selling, general and administrative expenses, including research and development expense, increased $6.9 million, compared with the second quarter of 2017 and reflected the impact of higher sales. The selling, general and administrative expense percentage decreased slightly to 29.1% in the second quarter of 2018 from 29.7% in the second quarter of 2017.
First six months of 2018 compared with the first six months of 2017

The Instrumentation segment’s first six months 2018 net sales were $501.6 million, compared with $466.6 million in the first six months of 2017, an increase of 7.5%. Operating income for the first six months of 2018 was $68.7 million, compared with operating income of $60.7 million in the first six months of 2017, an increase of 13.2%.
The first six months of 2017 sales increase resulted from higher sales of environmental instrumentation, test and measurement instrumentation and marine instrumentation, as well as the contribution from the SSI acquisition. Sales of environmental instrumentation increased $14.4 million and included $9.8 million in incremental sales from the SSI acquisition. Sales of test and measurement instrumentation increased $14.2 million and included $1.3 million in incremental sales from the e2v acquisition. Sales of marine instrumentation increased $6.4 million and primarily reflected higher sales of sonar systems, partially offset by lower sales of sensors for energy exploration. The increase in operating income primarily reflected the impact of higher sales and favorable product mix. The incremental operating income included in the results for the first six months of 2018 from the SSI acquisition was $1.8 million.

The first six months of 2018 cost of sales increased by $15.4 million, compared with the first six months of 2017, and primarily reflected the impact of higher sales. The cost of sales percentage decreased to 56.8% from 57.7%. The first six months of 2018 selling, general and administrative expenses, including research and development expense, increased by $11.6 million, compared with the first six months of 2017 and reflected the impact of higher sales. The selling, general and administrative expense percentage increased slightly to 29.5% in the first six months of 2018 from 29.3% in the first six months of 2017.

Digital Imaging

	Second Quarter		Six Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$225.3	$200.2	$436.3	$314.0
Cost of sales	$133.7	$130.4	$261.8	$200.3
Selling, general and administrative expenses	$48.3	$41.8	$96.6	$70.6
Operating income	$43.3	$28.0	$77.9	$43.1
Cost of sales as a % of net sales	59.4%	65.1%	60.0%	63.8%
Selling, general and administrative expenses % of sales	21.4%	20.9%	22.1%	22.5%
Operating income as a % of net sales	19.2%	14.0%	17.9%	13.7%
Second quarter of 2018 compared with the second quarter of 2017
The Digital Imaging segment’s second quarter of 2018 net sales were $225.3 million, compared with $200.2 million in the second quarter of 2017, an increase of 12.5%. Operating income was $43.3 million for the second quarter of 2018, compared with operating income of $28.0 million in the second quarter of 2017, an increase of 54.6%.
The second quarter of 2018 net sales primarily reflected higher sales of X-ray detectors for life sciences applications, machine vision sensors and cameras for industrial applications, and laser-based mapping systems. The increase in operating income in the second quarter of 2018 reflected the impact of higher sales and favorable product mix. Operating income in the second quarter of 2017 included $3.7 million in acquisition-related costs related to the e2v acquisition.
The second quarter of 2018 cost of sales increased $3.3 million, compared with the second quarter of 2017 and primarily reflected the impact of higher sales. The cost of sales percentage for the second quarter of 2018 decreased to 59.4%, compared with 65.1% for the second quarter of 2017. Cost of sales for the second quarter of 2017 included $2.4 million in inventory fair value step-up amortization expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $48.3 million in the second quarter of 2018, from $41.8 million in 2017 and reflected the impact of higher net sales. The selling, general and administrative expense percentage increased slightly to 21.4% in the second quarter of 2018 from 20.9% in the second quarter of 2017.
First six months of 2018 compared with the first six months of 2017
The Digital Imaging segment’s first six months of 2018 net sales were $436.3 million, compared with $314.0 million in the first six months of 2017, an increase of 38.9%. Operating income was $77.9 million for the first six months of 2018, compared with operating income of $43.1 million in the first six months of 2017, an increase of 80.7%.
The first six months of 2018 net sales included $77.0 million in incremental sales from the e2v acquisition. The first six months net sales also reflected higher sales of X-ray detectors for life sciences applications, machine vision cameras for industrial applications, infrared detectors and laser-based mapping systems. The increase in operating income in the first six months of 2018 reflected the impact of higher sales, favorable product mix and incremental operating profit from e2v. Operating income in the first six months of 2017 included $6.2 million in acquisition-related costs related to the e2v acquisition. The incremental operating profit included in the results for the first six months of 2018 from the e2v acquisition was $24.4 million.
The first six months of 2018 cost of sales increased to $261.8 million from $200.3 million for the first six months of 2017 and reflected the impact of higher sales. The cost of sales percentage in 2018 decreased to 60.0% compared with 63.8% in the first six months of 2017 and reflected product mix differences. Cost of sales for the first six months of 2017 included $3.8 million in inventory fair value step-up amortization expense. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $96.6 million in the first six months of 2018, from $70.6 million in first six months of 2017 and reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased slightly to 22.1% in the first six months of 2018 from 22.5% in the first six months of 2017.

Aerospace and Defense Electronics

	Second Quarter		Six Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$173.5	$161.1	$347.1	$313.0
Cost of sales	$110.0	$94.9	$222.1	$190.9
Selling, general and administrative expenses	$29.8	$37.0	$59.6	$68.1
Operating income	$33.7	$29.2	$65.4	$54.0
Cost of sales as a % of net sales	63.4%	58.9%	64.0%	61.0%
Selling, general and administrative expenses % of sales	17.2%	23.0%	17.2%	21.8%
Operating income as a % of net sales	19.4%	18.1%	18.8%	17.2%
Second quarter of 2018 compared with the second quarter of 2017
The Aerospace and Defense Electronics segment’s second quarter of 2018 net sales were $173.5 million, compared with $161.1 million in the second quarter of 2017, an increase of 7.7%. Operating income was $33.7 million for the second quarter of 2018, compared with operating income of $29.2 million in the second quarter of 2017, an increase of 15.4%.
The second quarter of 2018 net sales reflected $12.6 million of higher sales of defense electronics, partially offset by $0.2 million of lower sales of aerospace electronics. The higher sales of defense electronics reflected greater sales in most product categories. The increase in operating income in the second quarter of 2018 primarily reflected the impact of higher sales.
The second quarter of 2018 cost of sales increased $15.1 million, compared with the second quarter of 2017 and reflected the impact of higher sales. Cost of sales as a percentage of sales for the second quarter of 2018 increased to 63.4% from 58.9% in the second quarter of 2017 and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense decreased to $29.8 million in the second quarter of 2018, compared with the $37.0 million in the second quarter of 2017 and reflected lower research and development and bid and proposal expense of $4.8 million. The selling, general and administrative expense percentage decreased to 17.2% in the second quarter of 2018, compared with 23.0% in the second quarter of 2017 and reflected the impact of lower research and development and bid and proposal expense.
First six months of 2018 compared with the first six months of 2017

The Aerospace and Defense Electronics segment’s first six months of 2018 net sales were $347.1 million, compared with $313.0 million in the first six months of 2017, an increase of 10.9%. Operating income was $65.4 million for the first six months of 2018, compared with operating income of $54.0 million in the first six months of 2017, an increase of 21.1%.
The first six months of 2017 net sales reflected $36.8 million of higher sales of defense electronics, partially offset by $2.7 million of lower sales of aerospace electronics. The higher sales of defense electronics reflected greater sales in most product categories. The increase in operating income in the second quarter of 2018 primarily reflected the impact of higher sales. The higher sales of defense electronics included $5.8 million in sales from e2v. Operating income in the first six months of 2018 reflected the impact of higher sales, overall improved margins and favorable product mix. The incremental operating income included in the results for the first six months of 2018 from the e2v acquisition was $1.5 million
The first six months of 2018 cost of sales increased by $31.2 million, compared with the first six months of 2017, and reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2018 increased to 64.0% from 61.0% in the first six months of 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $59.6 million in the first six months of 2018, compared with $68.1 million for the first six months of 2017 and reflected the impact of lower research and development and bid and proposal expense of $6.4 million. The selling, general and administrative expense percentage decreased to 17.2% in the first six months of 2018, compared with 21.8% in the first six months of 2017 and reflected the impact of lower research and development and bid and proposal expense.

Engineered Systems

	Second Quarter		Six Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$71.1	$76.0	$143.1	$143.6
Cost of sales	$57.9	$62.0	$116.6	$117.7
Selling, general and administrative expenses	$5.8	$6.3	$11.9	$10.8
Operating income	$7.4	$7.7	$14.6	$15.1
Cost of sales as a % of net sales	81.4%	81.6%	81.5%	82.0%
Selling, general and administrative expenses % of sales	8.2%	8.3%	8.3%	7.5%
Operating income as a % of net sales	10.4%	10.1%	10.2%	10.5%
Second quarter of 2018 compared with the second quarter of 2017
The Engineered Systems segment’s second quarter of 2018 net sales were $71.1 million, compared with $76.0 million in the second quarter of 2017, an decrease of 6.4%. Operating income was $7.4 million for the second quarter of 2018, compared with operating income of $7.7 million in the second quarter of 2017, a decrease of 3.9%.
The second quarter of 2018 net sales reflected lower sales of $1.6 million of engineered products and services and $1.1 million of energy systems products and $2.2 million of turbine engines. The lower sales of engineered products and services primarily reflected decreased marine manufacturing programs partially offset by increased sales related to missile defense. Operating income in the second quarter of 2018 decreased slightly, due to lower sales.
The second quarter of 2018 cost of sales decreased $4.1 million, compared with the second quarter of 2017 and reflected the impact of lower sales. Cost of sales as a percentage of sales for the second quarter of 2018 decreased slightly to 81.4% from 81.6% in the second quarter of 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $5.8 million for the second quarter of 2018, compared with $6.3 million for the second quarter of 2017 and reflected the impact of lower sales. The selling, general and administrative expense percentage was 8.2% for the second quarter of 2018, compared with 8.3% for the second quarter of 2017.
First six months of 2018 compared with the first six months of 2017
The Engineered Systems segment’s first six months of 2018 net sales were $143.1 million, compared with $143.6 million in the first six months of 2017, a decrease of 0.3%. Operating income was $14.6 million for the first six months of 2018, compared with operating income of $15.1 million in the first six months of 2017, a decrease of 3.3%.
The first six months of 2017 sales reflected lower sales of turbine engines of $3.3 million and lower sales of $0.7 million of energy systems products, partially offset by higher sales of $3.5 million of engineered products and services. The higher sales of engineered products and services primarily reflected greater missile defense programs. Operating income in the first six months of 2018, compared to the first six months of 2017 reflected the impact of lower sales.
The first six months of 2018 cost of sales decreased by $1.1 million, compared with the first six months of 2017, and reflected the impact of lower sales. Cost of sales as a percentage of sales for the first six months of 2018 decreased slightly to 81.5% from 82.0% in the first six months of 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $14.6 million for the first six months of 2018, compared with $15.1 million for the first six months of 2017. The selling, general and administrative expense percentage increased to 8.3% for the first six months of 2018 compared with 7.5% for the first six months of 2017.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $179.5 million for the first six months of 2018, compared with net cash provided by operating activities of $140.4 million for the first six months of 2017. The higher cash provided by operating activities in the first six months of 2018 reflected the impact of higher operating income and cash flow from e2v, partially offset by higher income tax payments. The first six months of 2017 reflected the impact of transaction related payments for the e2v acquisition. Our net cash used in investing activities was $46.5 million for the first six months of 2018, compared with net cash used by investing activities of $766.7 million for the first six months of 2017. The 2017 amount included $740.6 million for the acquisition of e2v. Capital expenditures for the first six months of 2018 and 2017 were $47.2 million and $24.9 million, respectively.
Our goodwill was $1,758.9 million at July 1, 2018 and $1,776.7 million at December 31, 2017. The decrease in the balance of goodwill in 2018 included the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the e2v and SSI acquisitions. Teledyne’s net acquired intangible assets were $368.6 million at July 1, 2018 and $398.9 million at December 31, 2017. The decrease in the balance of net acquired intangible assets reflected amortization and the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the SSI acquisition. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v and SSI acquisitions, resulting in an increase to goodwill of $3.9 million for e2v and $4.8 million for SSI in 2018.
Financing activities used cash of $90.9 million for the first six months of 2018, compared with cash provided by financing activities of $599.6 million for the first six months of 2017. Financing activities for the first six months of 2018 reflected net payments against the $750.0 million credit facility of $115.0 million. Financing activities for the first six months of 2017 reflected net borrowings from the $750.0 million credit facility of $255.0 million and the proceeds from a $100.0 million term loan, primarily to fund the e2v acquisition. Proceeds from the exercise of stock options were $23.8 million and $11.7 million for the first six months of 2018 and 2017, respectively. In March 2017, Teledyne entered into a $100.0 million term loan with a maturity date of October 30, 2019. Subsequently, in March 2017, Teledyne entered into a cross currency swap to effectively convert the $100.0 million term loan to a 93.0 million Euro denominated instrument with a fixed euro interest rate of 0.7055%. The proceeds from the term loan were used in connection with the acquisition of e2v. Teledyne used the proceeds of the private placement to, among other things, repay indebtedness incurred in connection with the acquisition of e2v and for general corporate purposes.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise other forms of debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend approximately $90.0 million for capital expenditures in 2018, of which $47.2 million has been spent in the first six months of 2018. No cash pension contributions have been made since 2013 or are planned for the remainder of 2018 for the domestic qualified pension plan.
Total debt, including capital lease obligations, at July 1, 2018 was $952.0 million. At July 1, 2018, $50.0 million was outstanding under the $750.0 million credit facility. At July 1, 2018, Teledyne had $27.7 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $674.9 million at July 1, 2018. The credit agreements require the Company to comply with various financial and operating covenants and at July 1, 2018, the Company was in compliance with these covenants.
As of July 1, 2018, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At July 1, 2018, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires December 2020 and $175.5 million term loans due through January 2022 (issued in October 2012) and $100.0 million term loan due October 2019 (issued in March 2017)

Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	17.0 to 1

$614.2 million Private Placement Senior Notes due from 2019 to 2024
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	2.0 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	17.0 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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
Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures; impacts from the United Kingdom’s decision to exit the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing, could negatively affect the Company’s businesses that supply the oil and gas industry. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2017 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at July 1, 2018 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $10.2 million. A hypothetical 10 percent price change in the U.S. dollar from its value at July 1, 2018 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $10.1 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $275.5 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the credit agreements. Eurocurrency or LIBOR based loans under the credit facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreements. As of July 1, 2018, we had $325.5 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.3 million, assuming the $325.5 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 1, 2018, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended July 1, 2018, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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
Escalating trade tensions and the adoption or expansion of tariffs and trade restrictions could negatively impact us.
The U.S. Presidential Administration has recently announced tariffs on steel and aluminum products and materials imported into the United States. The Administration has also implemented or announced plans to impose tariffs on a wide-range of goods imported from China. Various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the U.S. These newly imposed or threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. We may also need to find new suppliers and components for our products, which could result in production delays. While none of our products are currently the subject of retaliatory tariffs, they could be in the future, and customers in some countries or regions, such as China, may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets. The Administration has also indicated its desire to renegotiate certain international trade agreements, which if carried out could result in additional disruptions to our supply chain.

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
On August 1, 2018, Teledyne and two senior executives, including Thomas H. Reslewic, President of Teledyne’s Environmental and Electronic Measurement Instrumentation (EEMI) and Defense Electronics Groups, entered into Change in Control Severance Agreements. The Change in Control Severance Agreements, which were authorized by Teledyne’s Board with assistance from independent compensation consultants, are substantially similar to agreements entered into with Teledyne’s other named executives and certain senior executive officers. The Change in Control Severance Agreements have a three-year, automatically renewing terms. Each executive is entitled to severance benefits if (1) there is a change in control of the Company and (2) within three months before or 24 months after the change in control, either we terminate the executive’s employment for reasons other than cause or the executive terminates his employment for good reason. “Severance benefits” for each executive currently consist of:

•
A cash payment equal to two times the sum of (i) the executive’s highest annual base salary within the year preceding the change in control and (ii) the Annual Incentive Plan bonus target for the year in which the change in control occurs or the average actual bonus payout for the three years immediately preceding the change in control, whichever is higher.

•
A cash payment for the current Annual Incentive Plan bonus cycle based on the fraction of the year worked times the Annual Incentive Plan target objectives at 100% (with payment of the prior year bonus if not yet paid).

•	Payment in cash for unpaid PSP awards, assuming applicable goals are met at 100% of performance.

•
Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at our expense for a period of up to 24 after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Removal of restrictions on performance-based restricted stock issued under our restricted stock award programs.

•	Up to $15,000 reimbursement for actual professional outplacement services.

•	Immediate vesting of all stock options, with options being exercisable for the full remainder of the term.

•
In the event amounts under the agreements constitute an “excess parachute” payment as defined in Section 280G of the Internal Revenue Code, the executive will receive the better of, on an after-tax basis, (a) the unreduced excess parachute payment with no tax gross up payment, or (b) a parachute payment reduced to a level below which an excise tax is imposed.

For the purposes of the Change in Control Severance Agreement, a “change in control” will generally be deemed to occur if (1) the Company acquires actual knowledge that any person or group of persons acting together has acquired the beneficial ownership of securities of the Company entitling such person to 20% or more of the voting power of the Company, (2) a tender offer to acquire 20% or more of the voting power of the Company is completed, (3) a successful third party proxy solicitation is made relating to the election or removal of 50% or more of the members of the Board or any class of the Board, or (4) a merger, consolidation, share exchange, division or sale or other disposition of assets of the Company occurs as a result of which the stockholders of the Company immediately prior to such transaction do not hold, immediately following such transaction, a majority of the voting power of the surviving, acquiring or resulting corporation.
A copy of the Change in Control Severance Agreements with Mr. Reslewic (who is a named executive in Teledyne's 2018 Proxy Statement) is attached as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 10.1	Change in Control Severance Agreement between Teledyne Technologies Incorporated and Thomas Reslewic, dated August 1, 2018†

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	†	Denotes management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: August 3, 2018	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1	Change in Control Severance Agreement between Teledyne Technologies Incorporated and Thomas Reslewic, dated August 1, 2018†

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

†	Denotes management contract or compensatory plan or arrangement