Form 10-Q
period 2018-09-30
TELEDYNE TECHNOLOGIES INC
filed 2018-10-29
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There were 36,079,107 shares of common stock, $.01 par value per share, outstanding as of October 24, 2018.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2018	2017	2018	2017
Net sales	$725.3	$662.2	$2,153.4	$1,899.4
Costs and expenses
Cost of sales	446.2	408.6	1,331.4	1,186.8
Selling, general and administrative expenses	173.6	164.1	516.6	485.5
Total costs and expenses	619.8	572.7	1,848.0	1,672.3
Operating income	105.5	89.5	305.4	227.1
Interest and debt expense, net	(6.0)	(8.2)	(19.8)	(25.5)
Non-service retirement benefit income	3.4	3.4	10.1	10.1
Other expense, net	(2.7)	(3.0)	(8.9)	(13.0)
Income before income taxes	100.2	81.7	286.8	198.7
Provision for income taxes	9.9	12.7	44.1	39.1
Net income	$90.3	$69.0	$242.7	$159.6

Basic earnings per common share	$2.52	$1.95	$6.80	$4.53
Weighted average common shares outstanding	35.9	35.3	35.7	35.2

Diluted earnings per common share	$2.43	$1.90	$6.56	$4.41
Weighted average diluted common shares outstanding	37.2	36.4	37.0	36.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2018	2017	2018	2017
Net income	$90.3	$69.0	$242.7	$159.6
Other comprehensive income (loss):
Foreign exchange translation adjustment	(0.8)	36.8	(42.9)	91.6
Hedge activity, net of tax	2.5	1.9	(2.0)	4.8
Pension and postretirement benefit adjustments, net of tax	4.8	3.2	14.2	10.0
Other comprehensive income (loss)	6.5	41.9	(30.7)	106.4
Comprehensive income, net of tax	$96.8	$110.9	$212.0	$266.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash	$126.1	$70.9
Accounts receivable, net	387.4	388.3
Unbilled receivables, net	164.4	89.8
Inventories, net	377.6	400.2
Prepaid expenses and other current assets	54.1	62.7
Total current assets	1,109.6	1,011.9
Property, plant and equipment, net of accumulated depreciation and amortization of $555.6 at September 30, 2018 and $531.6 at December 31, 2017	446.1	442.8
Goodwill	1,755.5	1,776.7
Acquired intangibles, net	357.8	398.9
Prepaid pension assets	158.0	127.2
Other assets, net	86.2	88.9
Total Assets	$3,913.2	$3,846.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$205.4	$191.7
Accrued liabilities	368.3	345.3
Current portion of long-term debt, capital leases and other debt	14.3	3.6
Total current liabilities	588.0	540.6
Long-term debt and capital lease obligations	823.0	1,069.3
Other long-term liabilities	285.4	289.2
Total Liabilities	1,696.4	1,899.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at September 30, 2018 and December 31, 2017; outstanding shares: 36,072,347 at September 30, 2018 and 35,540,233 at December 31, 2017	0.4	0.4
Additional paid-in capital	337.9	337.3
Retained earnings	2,432.5	2,139.6
Treasury stock, 1,625,518 at September 30, 2018 and 2,157,632 at December 31, 2017	(146.4)	(200.7)
Accumulated other comprehensive loss	(407.6)	(329.3)
Total Stockholders’ Equity	2,216.8	1,947.3
Total Liabilities and Stockholders’ Equity	$3,913.2	$3,846.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND OCTOBER 1, 2017
(Unaudited - Amounts in millions)

	Nine Months
	2018	2017
Operating Activities
Net income	$242.7	$159.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83.7	87.4
Deferred income taxes	4.3	(1.3)
Stock-based compensation	18.8	14.3
Changes in operating assets and liabilities:
Accounts receivable	(52.4)	(7.7)
Inventories	(10.1)	(36.9)
Prepaid expenses and other assets	3.7	(1.2)
Accounts payable	18.3	12.6
Accrued liabilities	26.1	11.4
Income taxes receivable/payable, net	(6.1)	11.9
Long-term assets	(0.4)	(12.5)
Other long-term liabilities	2.6	16.1
Pension and postretirement benefits	(13.3)	(13.9)
Other operating, net	3.5	8.5
Net cash provided by operating activities	321.4	248.3
Investing Activities
Purchases of property, plant and equipment	(68.1)	(40.5)
Purchase of businesses and other investments, net of cash acquired	—	(773.8)
Proceeds from the sale of assets	1.2	1.1
Net cash used in investing activities	(66.9)	(813.2)
Financing Activities
Net proceeds from (payments on) credit facility	(165.0)	285.0
Proceeds from senior notes	—	268.0
Proceeds from term loan	—	100.0
Proceeds from (payments on) other debt, net	(59.6)	(131.7)
Proceeds from exercise of stock options	36.1	18.7
Other financing, net	(2.0)	(4.4)
Net cash provided by (used in) financing activities	(190.5)	535.6
Effect of exchange rate changes on cash	(8.8)	13.2
Change in cash	55.2	(16.1)
Cash—beginning of period	70.9	98.6
Cash—end of period	$126.1	$82.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2018

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 30, 2018 and the consolidated results of operations and consolidated comprehensive income for the three and nine months then ended and cash flows for the nine months then ended. The results of operations and cash flows for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the acquisition of e2v technologies plc (“e2v”) were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new guidance will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance can be adopted using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements. We plan to adopt the new standard on December 31, 2018, the beginning of our 2019 fiscal year, and are currently evaluating the impact this guidance will have on the consolidated financial statements, including the selection of a transition method, and footnote disclosures. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in our 2017 Form 10-K for additional information about the Company’s leases, including the future minimum lease payments of the Company’s operating leases at December 31, 2017.
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (“Tax Act”) by allowing a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the Tax Act reduction of the U.S. federal corporate income tax rate.  The guidance is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.   In the third quarter of 2018, Teledyne elected to early adopt this ASU and elected to reclassify, in the period of enactment, stranded tax effects totaling $47.6 million from AOCI to retained earnings in our condensed consolidated balance sheet. The reclassification amount primarily included income tax effects related to our pension and postretirement benefit plans. Income tax effects remaining in AOCI will be released into earnings as the related pretax amounts are reclassified to earnings.
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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs and allow only the service cost component to be eligible for capitalization when applicable. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and before income from operations. The Company adopted the requirements of this ASU as of January 1, 2018 on a retrospective basis. As such, the Company reclassified $2.8 million and $0.6 million from cost of sales and selling, general and administrative expenses, respectively to non-service retirement benefit income for the three months ended October 1, 2017 and reclassified $8.5 million and $1.6 million from cost of sales and selling, general and administrative expenses, respectively to non-service retirement benefit income for the nine months ended October 1, 2017 to conform to current period presentation.
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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Topic ASC 606 Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net	$388.3	1.0	$389.3
Unbilled receivables, net	$89.8	29.0	$118.8
Inventories, net	$400.2	(24.8)	$375.4
Liabilities
Accrued liabilities	$345.3	1.9	$347.2
Stockholders’ Equity
Retained earnings	$2,139.6	3.3	$2,142.9

In accordance with the requirements of Topic 606, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet for the third quarter and nine months ended September 30, 2018 was as follows (in millions):

	For the third quarter ended September 30, 2018
	Balance as Reported	Topic ASC 606 Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable, net	$387.4	(1.2)	$386.2
Unbilled receivables, net	$164.4	(66.2)	$98.2
Inventories, net	$377.6	46.4	$424.0
Liabilities
Accrued liabilities	$368.3	(6.3)	$362.0
Stockholders' Equity
Retained earnings	$2,432.5	(14.7)	$2,417.8

	For the third quarter ended September 30, 2018			For the nine months ended September 30, 2018
	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption
Net sales	$725.3	(1.1)	$724.2	$2,153.4	(44.6)	$2,108.8
Cost of sales	$446.2	0.2	$446.4	$1,331.4	(29.5)	$1,301.9
Provision for income taxes	$9.9	(0.4)	$9.5	$44.1	(3.7)	$40.4
Net income	$90.3	(0.9)	$89.4	$242.7	(11.4)	$231.3

Significant Accounting Policies Update
Our significant accounting policies are detailed in “Note 2: Summary of Significant Accounting Policies” of our 2017 Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below.

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
Revenue recognized over time relates primarily to contracts to design, develop and/or manufacture highly engineered products used in both defense and commercial applications. This type of revenue arrangement is typical of our U.S. government contracts and to a lesser extent for certain commercial contracts, with both contract types occurring across all segments. The customer typically controls the work in process as evidenced either by contractual termination clauses or by our right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We generally use the cost-to-cost measure of progress as this measure best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. The transaction price in these arrangements may include estimated amounts of variable consideration, including award fees, incentive fees, contract amounts not yet funded, or other provisions that can either increase or decrease the transaction price. We estimate variable consideration at the amount to which we expect to be entitled, and we include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the estimation uncertainty is resolved. The estimation of this variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.
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
For over time contracts using cost-to-cost, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. This EAC process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2018 was approximately $2.0 million of favorable operating income, primarily related to changes in estimates that favorably impacted revenue. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of our revenue, we recognize warranty services as a separate performance obligations when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $112.4 million and $15.8 million as of September 30, 2018, and $110.3 million and $15.5 million as of January 1, 2018, respectively. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, we record an unbilled receivable (contract asset) for the amount we are entitled to receive based on our enforceable right to payment. The unbilled receivable balance increased from the beginning of the year by $45.6 million, or 38.4%, primarily due to work performed ahead of billings on certain over time revenue contracts primarily in our Aerospace and Defense Electronics and Instrumentation operating segments. Contract liabilities increased slightly from the beginning of the year by $2.4 million, or 1.9%. The Company recognized revenue of $58.1 million during the year ended September 30, 2018 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,706.6 million. The Company expects approximately 83% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 17% recognized thereafter.
Note 2. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the third quarter ended and nine months ended September 30, 2018 and October 1, 2017 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 1, 2018	$(144.1)	$(4.0)	$(218.4)	$(366.5)
Other comprehensive income/(loss) before reclassifications	(0.8)	2.5	—	1.7
Amounts reclassified from AOCI	—	—	4.8	4.8
Net other comprehensive income (loss)	(0.8)	2.5	4.8	6.5
Reclassification of income tax effects for ASU 2018-02	—	—	(47.6)	(47.6)
Balance as of September 30, 2018	$(144.9)	$(1.5)	$(261.2)	$(407.6)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 2, 2017	$(144.0)	$0.1	$(242.8)	$(386.7)
Other comprehensive income/(loss) before reclassifications	36.8	0.6	—	37.4
Amounts reclassified from AOCI	—	1.3	3.2	4.5
Net other comprehensive income	36.8	1.9	3.2	41.9
Balance as of October 1, 2017	$(107.2)	$2.0	$(239.6)	$(344.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance at January 1, 2018	$(102.0)	$0.5	$(227.8)	$(329.3)
Other comprehensive income/(loss) before reclassifications	(42.9)	2.4	—	(40.5)
Amounts reclassified from AOCI	—	(4.4)	14.2	9.8
Net other comprehensive income (loss)	(42.9)	(2.0)	14.2	(30.7)
Reclassification of income tax effects for ASU 2018-02	—	—	(47.6)	(47.6)
Balance at September 30, 2018	$(144.9)	$(1.5)	$(261.2)	$(407.6)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 2, 2017	$(198.8)	$(2.8)	$(249.6)	$(451.2)
Other comprehensive income/(loss) before reclassifications	91.6	(1.5)	—	90.1
Amounts reclassified from AOCI	—	6.3	10.0	16.3
Net other comprehensive income	91.6	4.8	10.0	106.4
Balance as of October 1, 2017	$(107.2)	$2.0	$(239.6)	$(344.8)

The reclassifications out of AOCI to net income for the third quarter and nine months ended September 30, 2018 and October 1, 2017 are as follows (in millions):

	Amount Reclassified from AOCI Three Months Ended	Amount Reclassified from AOCI Three Months Ended	Statement of Income
	September 30, 2018	October 1, 2017	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$—	$1.8	See note 2
Income tax impact	—	(0.5)	Provision for income taxes
Total	$—	$1.3

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	7.8	6.7	Costs and expenses
Total before tax	6.3	5.2
Income tax impact	(1.5)	(2.0)	Provision for income taxes
Total	$4.8	$3.2

	Amount Reclassified from AOCI Nine Months Ended	Amount Reclassified from AOCI Nine Months Ended	Statement of Income
	September 30, 2018	October 1, 2017	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(6.2)	$8.5	See note 2
Income tax impact	1.8	(2.2)	Provision for income taxes
Total	$(4.4)	$6.3

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(4.5)	$(4.5)	Costs and expenses
Amortization of net actuarial loss	23.2	20.8	Costs and expenses
Total before tax	18.7	16.3
Income tax impact	$(4.5)	$(6.3)	Provision for income taxes
Total	$14.2	$10.0

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
The first nine months of 2017 includes pretax charges of $28.1 million related to the acquisition of e2v, which included $13.0 million in transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs recorded to selling, general and administrative expenses, $6.8 million in inventory fair value step-up amortization expense recorded to cost of sales, $2.3 million in bank bridge facility commitment expense recorded to interest expense and $6.0 million related to a foreign currency option contract expense recorded as other expense. Of these amounts, $9.4 million impacted segment operating income.

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
The following table presents proforma net sales, net income and earnings per share data assuming e2v was acquired at the beginning of the 2017 fiscal year:

	Third Quarter (a)	Nine Months (a)
(unaudited - in millions, except per share amounts)	2017	2017
Net sales	$662.2	$1,992.4
Net income	$69.0	$142.2
Basic earnings per common share	$1.95	$4.04
Diluted earnings per common share	$1.90	$3.93
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
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $1,755.5 million at September 30, 2018 and $1,776.7 million at December 31, 2017. The decrease in the balance of goodwill in 2018 included the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the e2v and SSI acquisitions. Teledyne’s net acquired intangible assets were $357.8 million at September 30, 2018 and $398.9 million at December 31, 2017. The decrease in the balance of net acquired intangible assets reflected amortization and the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the SSI acquisition. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v and SSI acquisitions, including the allocation by segment, resulting in an increase to goodwill of $3.9 million for e2v and $4.8 million for SSI in 2018.
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
Cash Flow Hedging Activities
The effectiveness of the forward contract cash flow hedge, which exclude time value, and the cross currency swap cash flow hedge is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. For the cross currency swap cash flow hedge, effective amounts are recorded in AOCI, and reclassified into interest expense in the consolidated statements of income. In addition, for the cross currency swap an amount is reclassified from AOCI to other income and expense each reporting period, to offset the earnings impact of the remeasurement of the hedged liability. Net deferred gains recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $0.2 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming twelve months total $2.1 million.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of September 30, 2018, Teledyne DALSA had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $102.0 million. These foreign currency forward contracts have maturities ranging from December 2018 to February 2020. e2v Limited UK had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $18.3 million. These foreign currency forward contracts have maturities ranging from December 2018 to February 2020. Together the contracts had a negative fair value of $0.1 million. The cross currency swap has notional amounts of €93.0 million equivalent to $100.0 million, and matures in October 2019.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended September 30, 2018 and October 1, 2017 was as follows (in millions):

	Third Quarter		Nine Months
	2018	2017	2018	2017
Net gain (loss) recognized in AOCI (a)	$3.2	$1.0	$3.1	$(1.9)
Net gain (loss) reclassified from AOCI into cost of sales (a)	$—	$(0.8)	$2.0	$—
Net gain reclassified from AOCI into interest expense (a)	$0.6	$0.4	$1.7	$0.9
Net gain (loss) reclassified from AOCI into other income and expense, net (b)	$(0.6)	$(3.0)	$2.4	$(9.3)
Net foreign exchange gain (loss) recognized in other income and expense, net (c)	$(0.2)	$0.8	$(0.4)	$(0.8)
a)    Effective portion, pre-tax
b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)     Amount excluded from effectiveness testing
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign-currency-denominated monetary assets and liabilities, including intercompany receivables and payables. As of September 30, 2018, Teledyne had non-designated foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	59.2	U.S. Dollars	US$	45.5
Canadian Dollars	C$	15.8	Euros		€10.4
Euros		€55.0	Great Britain Pounds		£49.1
Great Britain Pounds		£1.2	Australian Dollars	A$	2.2
Great Britain Pounds		£97.7	U.S. Dollars	US$	128.1
Singapore Dollars	S$	2.1	U.S. Dollars	US$	1.5
Euros		€26.9	U.S. Dollars	US$	31.3
U.S. Dollars	US$	0.9	Japanese Yen		¥100.0
Danish Krone	DKR	62.6	U.S. Dollars	US$	9.8

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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 30, 2018 was income of $3.1 million and expense of $14.7 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the third quarter and nine months ended October 1, 2017 was income of $4.8 million and expense of $1.7 million, respectively. These losses were largely offset by gains in the value of the underlying hedged item excluding the impact of forward points.
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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.8	$3.8
Cash flow cross currency swap	Other assets	—	2.2
Cash flow cross currency swap	Accrued liabilities	(8.0)	(13.9)
Cash flow forward contracts	Accrued liabilities	(0.9)	—
Total derivatives designated as hedging instruments		(8.1)	(7.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.1	4.9
Non-designated forward contracts	Accrued liabilities	(0.4)	(1.2)
Total derivatives not designated as hedging instruments		(0.3)	3.7
Total liability derivatives, net		$(8.4)	$(4.2)
Note 5. Earnings Per Share
For the third quarter of 2018, no stock options were excluded in the computation of diluted earnings per share. For the first nine months of 2018, 2,580 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. For the third quarter of 2017, no stock options were excluded in the computation of diluted earnings per share. For the first nine months of 2017, 600 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period.
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2018	2017	2018	2017
Weighted average basic common shares outstanding	35.9	35.3	35.7	35.2
Effect of dilutive securities (primarily stock options)	1.3	1.1	1.3	1.0
Weighted average diluted common shares outstanding	37.2	36.4	37.0	36.2

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which non-qualified stock options (prior to 2015), common stock and restricted stock units, have been issued to its directors.
Stock Incentive Plan
The following disclosures are based on stock options granted to Teledyne’s employees and directors. Stock option compensation expense was $4.6 million for the third quarter of 2018 and was $3.2 million for the third quarter of 2017. Stock option compensation expense was $14.9 million for the first nine months of 2018 and was $11.0 million for the first nine months of 2017. Employee stock option grants are charged to expense evenly over the three year vesting period. For 2018, the Company currently expects approximately $20.0 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.
The following assumptions were used in the valuation of stock options granted in 2018:

2018
Expected volatility	31.0%
Risk-free interest rate range	1.99% to 2.58%
Expected life in years	6.8
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2018 was $71.89 per share.

Stock option transactions for the third quarter and nine months ended September 30, 2018 are summarized as follows:

	2018
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,290,893	$103.11	2,285,703	$83.73
Granted	2,580	$231.98	377,472	$192.28
Exercised	(163,702)	$75.13	(504,674)	$71.63
Canceled	(51,467)	$139.87	(80,197)	$130.87
Ending balance	2,078,304	$104.57	2,078,304	$104.57
Options exercisable at end of period	1,270,019	$78.32	1,270,019	$78.32
Performance Share Plan and Restricted Stock Award Program
In the first quarter of 2018, the Company issued 6,481 shares of Teledyne common stock for the first of three annual payouts under the 2015 to 2017 Performance Share Plan. A total of 31,117 shares remain to be issued in equal installments in 2019 and 2020. In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Under the plan, the target number of shares that could be issued in three equal installments in 2021, 2022 and 2023, is 25,989 (with a maximum of 51,978).
The following table shows the restricted stock activity for the first nine months of 2018:

	Shares	Weighted average fair value per share
Balance, December 31, 2017	88,436	$90.63
Granted	16,733	$171.80
Vested	(28,855)	$92.74
Forfeited/Canceled	(2,994)	$118.55
Balance, September 30, 2018	73,320	$107.19

Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory, less progress payments. Inventories are valued under the FIFO method, LIFO method and average cost method. Inventories at cost determined on the average cost or the FIFO methods were $342.5 million at September 30, 2018 and $348.6 million at December 31, 2017. The remainder of the inventories using the LIFO method were $44.4 million at September 30, 2018 and $63.6 million at December 31, 2017. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	September 30, 2018	December 31, 2017
Raw materials and supplies	$204.4	$200.2
Work in process	128.4	157.9
Finished goods	54.1	54.1
	386.9	412.2
Progress payments	—	(1.4)
Reduction to LIFO cost basis	(9.3)	(10.6)
Total inventories, net	$377.6	$400.2
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

	Nine Months
Warranty Reserve (in millions):	2018	2017
Balance at beginning of year	$21.1	$18.4
Accruals for product warranties charged to expense	7.6	4.8
Cost of product warranty claims	(6.8)	(5.3)
Acquisitions	—	3.1
Balance at end of period	$21.9	$21.0
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. In the first quarter of 2018, the provisional charge was adjusted by an additional $0.6 million. In the third quarter of 2018, this additional provisional charge was reversed, following guidance issued by the Internal Revenue Service in the third quarter of 2018. The Company will evaluate new guidance as it is issued and will finalize the computation of the charge in the fourth quarter of 2018.

The Company’s effective income tax rate for the third quarter and first nine months of 2018 was 9.9% and 15.4%, respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2017 was 15.6% and 19.7%, respectively. The third quarter and first nine months of 2018 include net discrete income tax benefits of $11.4 million and $16.9 million, respectively. The 2018 third quarter and first nine months net discrete tax benefits includes $5.0 million and $12.7 million, respectively, related to share-based accounting. The third quarter and first nine months of 2017 included net discrete income tax benefits of $9.9 million and $15.9 million, respectively. The 2017 first nine months net discrete tax benefits includes a $7.7 million income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitation, of which $7.4 million was recorded in the third quarter of 2017. The first nine months of 2017 also includes an $8.5 million income tax benefit related to the release of valuation allowance for which the deferred tax assets were determined more-likely-than-not to be realizable, of which $0.4 million was recorded in the third quarter. The first nine months of 2017 includes a $4.6 million income tax expense related to adjustments for uncertain tax positions. The 2017 third quarter and first nine months net discrete tax benefits includes $2.3 million and $5.1 million, respectively, related to share-based accounting. Excluding the net discrete income tax benefits in both 2018 periods, the effective tax rates would have been 21.3% for both the third quarter and first nine months of 2018. Excluding net discrete income tax benefits in both 2017 periods, the effective tax rates would have been 27.7% for both the third quarter and first nine months of 2017. The decrease in the effective tax rate in both 2018 periods, primarily reflects the lower corporate income tax rates as part of the Tax Act.
Note 10. Long-Term Debt, Capital Leases and Letters of Credit

	Balance at
Long-Term Debt (in millions):	September 30, 2018	December 31, 2017
$750.0 million credit facility due December 2020, weighted average rate of 2.72% at December 31, 2017	$—	$165.0
Term loans due through January 2022, weighted average rate of 3.37% at September 30, 2018 and 2.94% at December 31, 2017	114.0	175.5
Term loan due October 2019, variable rate of 3.36% swapped to a Euro fixed rate of 0.7055%	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	58.0	60.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	116.1	120.0
1.09% €100 Million Fixed Rate Senior Notes due April 2024	116.1	120.0
Other debt at various rates due through 2018	5.3	2.7
Total debt	834.5	1,068.2
Less: current portion of long-term debt and debt issuance costs	(14.7)	(4.3)
Total long-term debt	$819.8	$1,063.9
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $714.8 million at September 30, 2018. The credit agreements require the Company to comply with various financial and operating covenants and at September 30, 2018, the Company was in compliance with these covenants.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at September 30, 2018 and December 31, 2017, approximated the carrying value.
At September 30, 2018, the Company had $4.3 million in capital leases, of which $1.1 million is current. At December 31, 2017, the Company had $6.7 million in capital leases, of which $1.3 million was current. At September 30, 2018, Teledyne had $38.4 million in outstanding letters of credit.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended December 31, 2017, included in the 2017 Form 10-K.
At September 30, 2018, the Company’s reserves for environmental remediation obligations totaled $5.1 million, of which $1.3 million is included in current accrued liabilities. At December 31, 2017, the Company’s reserves for environmental remediation obligations totaled $5.1 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 12. Pension Plans and Postretirement Benefits
For the domestic pension plans, the discount rate decreased to 4.02% in 2018 compared with a 4.54% discount rate used in 2017. Pension expense associated with contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.2 million for the third quarter of 2018 and $3.5 million for the third quarter of 2017. Pension expense associated with contracts pursuant to CAS was $9.7 million for the first nine months of 2018 and $10.4 million for the first nine months of 2017. Pension expense determined under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government. Teledyne has not made any cash pension contributions to its domestic qualified pension plan since 2013. No cash pension contributions are planned for 2018 for the domestic qualified pension plan.

	Third Quarter		Nine Months
	2018	2017	2018	2017
Service cost — benefits earned during the period (in millions)	$2.7	$2.7	$8.1	$8.1

Pension non-service income (in millions):
Interest cost on benefit obligation	$8.2	$9.1	$24.5	$27.4
Expected return on plan assets	(17.9)	(18.3)	(53.7)	(54.9)
Amortization of prior service cost	(1.5)	(1.5)	(4.5)	(4.5)
Amortization of net actuarial loss	7.8	7.3	23.6	21.9
Pension non-service income	$(3.4)	$(3.4)	$(10.1)	$(10.1)

Teledyne sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

	Third Quarter		Nine Months
Postretirement benefits non-service (income)/expense (in millions):	2018	2017	2018	2017
Interest cost on benefit obligation	$0.1	$0.1	$0.3	$0.3
Amortization of net actuarial gain	(0.1)	(0.1)	(0.3)	(0.3)
Postretirement benefits non-service (income)/expense	$—	$—	$—	$—

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
Segment results includes net sales and operating income by segment but excludes equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain non-operating expenses, including certain acquisition-related transaction costs, not allocated to our segments.
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
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Third Quarter		%	Nine Months		%
	2018	2017	Change	2018	2017	Change
Net sales(a):
Instrumentation	$256.2	$232.5	10.2%	$757.8	$699.1	8.4%
Digital Imaging	223.0	197.0	13.2%	659.3	511.0	29.0%
Aerospace and Defense Electronics	171.1	159.6	7.2%	518.2	472.6	9.6%
Engineered Systems	75.0	73.1	2.6%	218.1	216.7	0.6%
Total net sales	$725.3	$662.2	9.5%	$2,153.4	$1,899.4	13.4%
Operating income:
Instrumentation	$35.7	$34.6	3.2%	$104.4	$95.3	9.5%
Digital Imaging (b)	42.3	31.4	34.7%	120.2	74.5	61.3%
Aerospace and Defense Electronics	33.3	28.2	18.1%	98.7	82.2	20.1%
Engineered Systems	9.3	8.6	8.1%	23.9	23.7	0.8%
Corporate expense (b)	(15.1)	(13.3)	13.5%	(41.8)	(48.6)	(14.0)%
Operating income	$105.5	$89.5	17.9%	$305.4	$227.1	34.5%

(a)
Net sales excludes inter-segment sales of $6.2 million and $16.9 million for the third quarter and first nine months of 2018, respectively, and $6.4 million and $17.8 million for the third quarter and nine months of 2017, respectively.

(b)
The third quarter of 2017 included pretax charges of $2.9 million related to the acquisition of e2v which was recorded in the Digital Imaging segment. The first nine months of 2017 included pretax charges of $19.8 million related to the acquisition of e2v, of which $9.1 million was recorded in the Digital Imaging segment, $0.3 million was recorded in the Aerospace and Defense Electronics segment and $10.4 million was recorded in Corporate expense.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	September 30, 2018	December 31, 2017
Instrumentation	$1,378.0	$1,413.6
Digital Imaging	1,613.8	1,606.5
Aerospace and Defense Electronics	527.9	495.4
Engineered Systems	118.2	107.0
Corporate	275.3	223.9
Total identifiable assets	$3,913.2	$3,846.4
Product Lines

The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following tables provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2018	2017	2018	2017
Marine Instrumentation	$106.2	$101.8	$329.1	$318.3
Environmental Instrumentation	85.5	77.7	252.4	230.2
Test and Measurement Instrumentation	64.5	53.0	176.3	150.6
Total	$256.2	$232.5	$757.8	$699.1

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

	Third Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$15.4	$240.8	$256.2	$44.0	$713.8	$757.8
Digital Imaging	23.9	199.1	223.0	68.9	590.4	659.3
Aerospace and Defense Electronics	57.9	113.2	171.1	189.6	328.6	518.2
Engineered Systems	61.9	13.1	75.0	178.1	40.0	218.1
	$159.1	$566.2	$725.3	$480.6	$1,672.8	$2,153.4
a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$252.6	$3.6	$256.2	$745.2	$12.6	$757.8
Digital Imaging	206.0	17.0	223.0	600.7	58.6	659.3
Aerospace and Defense Electronics	170.0	1.1	171.1	516.4	1.8	518.2
Engineered Systems	24.3	50.7	75.0	70.9	147.2	218.1
	$652.9	$72.4	$725.3	$1,933.2	$220.2	$2,153.4

	Third Quarter Ended September 30, 2018				Nine Months Ended September 30, 2018
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$215.4	$31.3	$9.5	$256.2	$612.9	$116.1	$28.8	$757.8
Digital Imaging	62.6	78.1	82.3	223.0	178.8	221.1	259.4	659.3
Aerospace and Defense Electronics	154.6	15.4	1.1	171.1	465.7	50.1	2.4	518.2
Engineered Systems	71.8	3.2	—	75.0	210.9	7.2	—	218.1
	$504.4	$128.0	$92.9	$725.3	$1,468.3	$394.5	$290.6	$2,153.4
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
Effective in the third quarter of 2018, Teledyne early adopted Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” See Note 1 to these condensed consolidated financial statements for additional information.
Effective January 1, 2018, Teledyne adopted ASU No. 2014-09 (Topic 606), “Revenue from Contracts with Customers”, using the modified retrospective transition method. Prior period comparative information is not adjusted and is reported under the accounting standards in effect for that period. The cumulative effect of adopting the new standard resulted in an immaterial increase to retained earnings as of January 1, 2018. See Note 1 to these condensed consolidated financial statements for additional information.
In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the acquisition of e2v technologies plc (“e2v”) were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.
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

Recent Acquisitions
Acquisition of e2v
On March 28, 2017, we purchased all of the common stock of e2v for $770.7 million, including stock options and assumed debt, net of $24.4 million of cash acquired. Most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments.
e2v, with principal locations in Chelmsford, United Kingdom and Grenoble, France, had sales of approximately £236 million for its fiscal year ended March 31, 2016. Teledyne funded the acquisition of e2v with borrowings under its credit facility and cash on hand as well as $100.0 million in term loans.
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
Results of Operations

	Third Quarter		Nine Months
(in millions)	2018	2017	2018	2017
Net sales	$725.3	$662.2	$2,153.4	$1,899.4
Costs and expenses
Cost of sales	446.2	408.6	1,331.4	1,186.8
Selling, general and administrative expenses	173.6	164.1	516.6	485.5
Total costs and expenses	619.8	572.7	1,848.0	1,672.3
Operating income	105.5	89.5	305.4	227.1
Interest expense, net	(6.0)	(8.2)	(19.8)	(25.5)
Non-service retirement benefit income	3.4	3.4	10.1	10.1
Other expense, net	(2.7)	(3.0)	(8.9)	(13.0)
Income before income taxes	100.2	81.7	286.8	198.7
Provision for income taxes	9.9	12.7	44.1	39.1
Net income	$90.3	$69.0	$242.7	$159.6

	Third Quarter		%	Nine Months		%
(dollars in millions)	2018	2017	Change	2018	2017	Change
Net sales(a):
Instrumentation	$256.2	$232.5	10.2%	$757.8	$699.1	8.4%
Digital Imaging	223.0	197.0	13.2%	659.3	511.0	29.0%
Aerospace and Defense Electronics	171.1	159.6	7.2%	518.2	472.6	9.6%
Engineered Systems	75.0	73.1	2.6%	218.1	216.7	0.6%
Total net sales	$725.3	$662.2	9.5%	$2,153.4	$1,899.4	13.4%
Operating income:
Instrumentation	$35.7	$34.6	3.2%	$104.4	$95.3	9.5%
Digital Imaging(b)	42.3	31.4	34.7%	120.2	74.5	61.3%
Aerospace and Defense Electronics	33.3	28.2	18.1%	98.7	82.2	20.1%
Engineered Systems	9.3	8.6	8.1%	23.9	23.7	0.8%
Corporate expense(b)	(15.1)	(13.3)	13.5%	(41.8)	(48.6)	(14.0)%
Total operating income	$105.5	$89.5	17.9%	$305.4	$227.1	34.5%

(a)
Net sales excludes inter-segment sales of $6.2 million and $16.9 million for the third quarter and first nine months of 2018, respectively, and $6.4 million and $17.8 million for the third quarter and nine months of 2017, respectively.

(b)
The third quarter of 2017 included pretax charges of $2.9 million related to the acquisition of e2v which was recorded in the Digital Imaging segment. The first nine months of 2017 includes pretax charges of $19.8 million related to the acquisition of e2v, of which $9.1 million was recorded in the Digital Imaging segment, $0.3 million was recorded in the Aerospace and Defense Electronics segment and $10.4 million was recorded in Corporate expense.

The table below presents net sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(dollars in millions)	2018	2017	2018	2017
Instrumentation
Net sales	$256.2	$232.5	$757.8	$699.1
Cost of sales	$146.0	$129.4	$430.7	$398.7
Cost of sales as a % of net sales	57.0%	55.7%	56.8%	57.1%
Digital Imaging
Net sales	$223.0	$197.0	$659.3	$511.0
Cost of sales	$134.1	$121.3	$395.9	$321.6
Cost of sales as a % of net sales	60.1%	61.6%	60.0%	62.9%
Aerospace and Defense Electronics
Net sales	$171.1	$159.6	$518.2	$472.6
Cost of sales	$106.1	$99.9	$328.2	$290.8
Cost of sales as a % of net sales	62.0%	62.6%	63.3%	61.5%
Engineered Systems
Net sales	$75.0	$73.1	$218.1	$216.7
Costs of sales	$60.0	$58.0	$176.6	$175.7
Cost of sales as a % of net sales	80.0%	79.3%	80.9%	81.1%
Total Company
Net sales	$725.3	$662.2	$2,153.4	$1,899.4
Costs of sales	$446.2	$408.6	$1,331.4	$1,186.8
Cost of sales as a % of net sales	61.5%	61.7%	61.8%	62.5%

Third Quarter and First Nine Months Results
The following is a discussion of our 2018 third quarter and first nine months results compared with the 2017 third quarter and first nine months results. Comparisons are with the corresponding reporting period of 2017, unless noted otherwise.
Third quarter of 2018 compared with the third quarter of 2017
Our third quarter of 2018 net sales increased 9.5%. Net income increased 30.9%. Net income per diluted share was $2.43 for the third quarter of 2018, compared with net income per diluted share of $1.90. The third quarter of 2018 included $4.1 million in severance and facility consolidation costs. The third quarter of 2018 also included net discrete income tax benefits of $11.4 million. The third quarter of 2017 included $2.9 million in acquisition costs related to the e2v acquisition and $2.4 million in severance and facility consolidation costs. The third quarter of 2017 also included net discrete income tax benefits of $9.9 million.
Net Sales
The third quarter of 2018 net sales, compared with the third quarter of 2017 net sales, reflected higher net sales in each segment.
Cost of Sales
Cost of sales increased $37.6 million in the third quarter of 2018 and reflected the impact of higher sales. Cost of sales as a percentage of net sales decreased slightly for the third quarter of 2018 to 61.5%, from 61.7%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased $9.5 million in the third quarter of 2018 and primarily reflected the impact of higher sales. Selling, general and administrative expenses for the third quarter of 2018, as a percentage of net sales decreased to 23.9% from 24.8%. Corporate expense, which is included in selling, general and administrative expenses, was $15.1 million for the third quarter of 2018, compared with $13.3 million. In the third quarter of 2018 and 2017, we recorded a total of $4.6 million and $3.2 million, respectively, in stock option compensation expense.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For both the third quarter of 2018 and 2017 pension service expense was $2.7 million. For 2018, the discount rate used to determine the benefit obligation for the domestic plan was 4.02 percent compared with 4.54 percent in 2017. Pension expense associated with contracts pursuant to U.S. Government Cost Accounting Standards (“CAS”) was $3.2 million for the third quarter of 2018, compared with $3.5 million for the third quarter of 2017. Pension expense determined allowable under CAS can generally be recovered through the pricing of products and services sold to the U.S. Government.
Operating Income
Operating income for the third quarter of 2018 increased 17.9%. The third quarter of 2018, compared with the third quarter of 2017, reflected higher operating income in each segment. Operating income in the third quarter of 2018 included $4.1 million in severance and facility consolidation costs. Operating income in the third quarter of 2017 included pretax acquisition costs of $2.9 million related to the e2v acquisition which was recorded to the Digital Imaging segment. The third quarter of 2017 also included $2.4 million in severance and facility consolidation costs.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $6.0 million for the third quarter of 2018, compared with $8.2 million and primarily reflected lower average debt levels. Non-service retirement benefit income was $3.4 million for both the third quarter of 2018 and 2017. Other income and expense was expense of $2.7 million for the third quarter of 2018, compared with expense of $3.0 million.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was enacted. The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result of the Tax Act, Teledyne incurred provisional charges of $4.7 million in the fourth quarter of 2017 primarily due to the repatriation tax and the remeasurement of U.S. deferred tax assets and liabilities. The impacts of the Tax Act may differ from this estimate, possibly materially (and the amount of the provisional charge may accordingly be adjusted over the course of 2018), due to changes in interpretations and assumptions Teledyne has made, guidance that may be issued, and actions Teledyne may take as a result of the Tax Act. In the first quarter of 2018, the provisional charge was adjusted by an additional $0.6 million. In the third quarter of 2018, this additional provisional charge was reversed, following guidance issued by the Internal Revenue Service in the third quarter of 2018. The Company will evaluate new guidance as it is issued and will finalize the computation of the charge in the fourth quarter of 2018.
The Company’s effective income tax rate for the third quarter of 2018 was 9.9%, compared with 15.6%. The third quarter of 2018 reflected net discrete income tax benefits of $11.4 million. This amount included $4.4 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations and a $5.0 million income tax benefit related to share-based accounting. The third quarter of 2017 included net discrete tax benefits of $9.9 million. This amount included $7.4 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations and a $2.3 million income tax benefit related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 21.3% for the third quarter of 2018 and 27.7% for the third quarter of 2017. The decrease in the effective tax rate in 2018, primarily reflects the lower corporate income tax rates as part of the Tax Act. The Company’s annual effective tax rate for fiscal year 2018 is expected to be 21.3%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
First nine months of 2018 compared with the first nine months of 2017
The first nine months of 2018 net sales increased 13.4%. The increase in net sales resulted from organic growth and the acquisition of e2v. Net income increased 52.1%. Net income per diluted share was $6.56 for the first nine months of 2018, compared with net income per diluted share of $4.41. The first nine months of 2018 included $5.3 million in severance and facility consolidation costs compared with severance and facility consolidation costs of $3.5 million for the first nine months of 2017. The first nine months of 2018 also included net discrete income tax benefits of $16.9 million, compared with net discrete income tax benefits of $15.9 million for the first nine months of 2017. The first nine months of 2017 included pretax charges of $28.1 million related to the acquisition of e2v, of which, $6.8 million was recorded to cost of sales, $13.0 million was recorded to selling, general and administrative expenses, $2.3 million was recorded to interest expense and $6.0 million was recorded as other expense. The amount recorded to cost of sales related to the inventory fair value step-up amortization expense. The amount recorded to selling, general and administrative expenses related to transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs. The amount recorded to interest expense related to funds-certain bank bridge facility commitment expense. The amount recorded to other expense related to a foreign currency option contract.

Net Sales
The first nine months of 2018 net sales reflected higher net sales in each segment. The first nine months of 2018 included organic growth of $144.9 million and $109.1 million in incremental net sales from recent acquisitions, primarily e2v.

Cost of Sales
Cost of sales increased $144.6 million in the first nine months of 2018 which primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the nine months of 2018 decreased to 61.8%, from 62.5%.

Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by
$31.1 million in the first nine months of 2018, and primarily reflected the impact of higher sales. The first nine months of 2017 reflected the impact of $13.0 million in acquisition transaction expense related to the e2v acquisition. Selling, general and administrative expenses for the first nine months of 2018, as a percentage of net sales, decreased to 24.0% from 25.5%. The higher percentage in 2017 reflected the impact of acquisition costs related to the acquisition of e2v. Corporate expense, which is included in selling, general and administrative expenses, was $41.8 million for the first nine months of 2018, compared with $48.6 million. The 2017 amount included $10.4 million in expense related to the e2v acquisition. In the first nine months of 2018 and 2017, we recorded a total of $14.9 million and $11.0 million, respectively, in stock option compensation expense.

Pension Service Expense
For both the first nine months of 2018 and 2017, pension service expense was $8.1 million. Pension expense associated with contracts pursuant to CAS was $9.7 million for the first nine months of 2018 and $10.4 million for the first nine months of 2017.

Operating Income
Operating income for the first nine months of 2018 increased 34.5%. The first nine months of 2018 reflected higher operating income in each segment. Corporate expense was also lower by $6.8 million. Operating income in the first nine months of 2017 included pretax acquisition costs of $19.8 million related to the e2v acquisition, of which $9.1 million was recorded to the Digital Imaging segment, $0.3 million was recorded to the Aerospace and Defense Electronics segment and $10.4 million was recorded as corporate expense. Operating income in the first nine months of 2018 included $5.3 million in severance and facility consolidation costs. Operating income in the first nine months of 2017 also included $6.1 million in severance and facility consolidation costs. The incremental operating income included in the results for the first nine months of 2018 from recent acquisitions was $40.6 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $19.8 million for the first nine months of 2018, compared with $25.5 million. The 2017 amount included $2.3 million in fees related to the terminated bridge facility in connection with the acquisition of e2v. For both the first nine months of 2018 and 2017 non-service retirement benefit income was $10.1 million. Other income and expense was expense of $8.9 million for the first nine months of 2018, compared with expense of $13.0. Other expense in the first nine months of 2017 reflected $6.0 million of expense for a foreign currency option contract related to the e2v acquisition.

Income Taxes
The Company’s effective income tax rate for the first nine months of 2018 was 15.4% compared with 19.7%. The first nine months of 2018 reflected $16.9 million in net discrete income tax benefits, which included a $12.7 million income tax benefit related to share-based accounting and $4.4 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations. The first nine months of 2017 reflected $15.9 million in net discrete income tax benefits, which included a $5.1 million income tax benefit related to share-based accounting. The 2017 first nine months net discrete tax benefits, also includes an $8.5 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable and $4.6 million in income tax expense related to adjustments for uncertain tax positions. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 21.3% for the first nine months of 2018 and 27.7% for the first nine months of 2017.

Segment Results
Segment results includes net sales and operating income by segment but exclude equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain nonoperating expenses, including certain acquisition related transaction costs, not allocated to our segments. Comparisons are with the corresponding reporting period of 2017, unless noted otherwise. See Note 13 to these condensed consolidated financial statements for additional segment information.
Instrumentation

	Third Quarter		Nine Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$256.2	$232.5	$757.8	$699.1
Cost of sales	$146.0	$129.4	$430.7	$398.7
Selling, general and administrative expenses	$74.5	$68.5	$222.7	$205.1
Operating income	$35.7	$34.6	$104.4	$95.3
Cost of sales as a % of net sales	57.0%	55.7%	56.8%	57.1%
Selling, general and administrative expenses % of sales	29.1%	29.4%	29.4%	29.3%
Operating income as a % of net sales	13.9%	14.9%	13.8%	13.6%
Third quarter of 2018 compared with the third quarter of 2017
The Instrumentation segment’s third quarter of 2018 net sales increased 10.2%. Operating income for the third quarter of 2018 increased 3.2%.
The third quarter of 2018 net sales increase resulted from higher sales of test and measurement instrumentation, marine instrumentation and environmental instrumentation. Sales of test and measurement instrumentation increased $11.5 million. The increase in operating income reflected the impact of higher sales, partially offset higher severance and facility consolidation costs of $2.0 million in the third quarter of 2018. Operating income in the third quarter of 2017 included a $2.6 million reversal of a previously reserved receivable that was collected during the quarter.
The third quarter of 2018 cost of sales increased $16.6 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the third quarter of 2018 increased to 57.0% from 55.7% and reflected product mix differences. Third quarter 2018 selling, general and administrative expenses, including research and development expense, increased $6.0 million and reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased to 29.1% in the third quarter of 2018 from 29.4%.
First nine months of 2018 compared with the first nine months of 2017

The Instrumentation segment’s first nine months of 2018 net sales increased 8.4%. Operating income for the first nine months of 2018 increased 9.5%.
The first nine months of 2018 net sales increase resulted from higher sales of test and measurement instrumentation, marine instrumentation and environmental instrumentation, as well as the contribution from the SSI acquisition. Sales of environmental instrumentation increased $22.2 million and included $11.1 million in incremental sales from the SSI acquisition. Sales of test and measurement instrumentation increased $25.7 million and included $1.3 million in incremental sales from the e2v acquisition. Sales of marine instrumentation increased $10.8 million and primarily reflected higher sales of sonar systems, partially offset by lower sales of sensors for energy exploration. The increase in operating income primarily reflected the impact of higher sales, partially offset by higher severance and facility consolidation costs of $2.4 million in the first nine months of 2018. Operating income in the first nine months of 2017 included a $2.6 million reversal of a previously reserved receivable that was collected during the third quarter.
The first nine months of 2018 cost of sales increased $32.0 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales decreased slightly to 56.8% from 57.1%. The first nine months of 2018 selling, general and administrative expenses, including research and development expense, increased by $17.6 million and reflected the impact of higher sales. The selling, general and administrative expense percentage increased slightly to 29.4% in the first nine months of 2018 from 29.3%.

Digital Imaging

	Third Quarter		Nine Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$223.0	$197.0	$659.3	$511.0
Cost of sales	$134.1	$121.3	$395.9	$321.6
Selling, general and administrative expenses	$46.6	$44.3	$143.2	$114.9
Operating income	$42.3	$31.4	$120.2	$74.5
Cost of sales as a % of net sales	60.1%	61.6%	60.0%	62.9%
Selling, general and administrative expenses % of sales	20.9%	22.5%	21.8%	22.5%
Operating income as a % of net sales	19.0%	15.9%	18.2%	14.6%
Third quarter of 2018 compared with the third quarter of 2017
The Digital Imaging segment’s third quarter of 2018 net sales increased 13.2%. Operating income for the third quarter of 2018 increased 34.7%.
The third quarter of 2018 net sales primarily reflected higher sales of X-ray detectors and generators for life sciences applications, and detectors for space-based imaging. The increase in operating income in the third quarter of 2018 reflected the impact of higher sales and favorable product mix. Operating income in the third quarter of 2017 included $2.9 million in acquisition-related costs related to the e2v acquisition.
The third quarter of 2018 cost of sales increased $12.8 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the third quarter of 2018 decreased to 60.1% from 61.6%. Selling, general and administrative expenses, including research and development and bid and proposal expense increased $2.3 million driven by the impact of higher net sales in the third quarter of 2018. The selling, general and administrative expense percentage decreased to 20.9% in the third quarter of 2018 from 22.5%.
First nine months of 2018 compared with the first nine months of 2017
The Digital Imaging segment’s first nine months of 2018 net sales increased 29.0%. Operating income increased 61.3%.
The first nine months of 2018 net sales included organic growth of $61.4 million and $86.9 million in incremental net sales from the e2v acquisition. The first nine months net sales also reflected higher sales of X-ray detectors for life sciences applications, machine vision cameras for industrial applications, infrared detectors, geospatial hardware and software and MEMS products. The increase in operating income in the first nine months of 2018 reflected the impact of higher sales, favorable product mix and incremental operating profit from e2v. Operating income in the first nine months of 2017 included $9.1 million in acquisition-related costs related to the e2v acquisition. The incremental operating profit included in the results for the first nine months of 2018 from the e2v acquisition was $32.8 million.
The first nine months of 2018 cost of sales increased to $395.9 million from $321.6 million and reflected the impact of higher net sales. Cost of sales as a percentage of net sales in 2018 decreased to 60.0% from 62.9% and reflected product mix differences, as well as the inclusion in 2017 of $6.5 million of inventory fair value step-up amortization expense related to the e2v acquisition. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased $28.3 million driven by the impact of higher net sales. The selling, general and administrative expense percentage decreased to 21.8% in the first nine months of 2018 from 22.5%.

Aerospace and Defense Electronics

	Third Quarter		Nine Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$171.1	$159.6	$518.2	$472.6
Cost of sales	$106.1	$99.9	$328.2	$290.8
Selling, general and administrative expenses	$31.7	$31.5	$91.3	$99.6
Operating income	$33.3	$28.2	$98.7	$82.2
Cost of sales as a % of net sales	62.0%	62.6%	63.3%	61.5%
Selling, general and administrative expenses % of sales	18.5%	19.7%	17.7%	21.1%
Operating income as a % of net sales	19.5%	17.7%	19.0%	17.4%
Third quarter of 2018 compared with the third quarter of 2017
The Aerospace and Defense Electronics segment’s third quarter of 2018 net sales increased 7.2%. Operating income increased 18.1%.
The third quarter of 2018 net sales reflected $11.0 million of higher sales of defense electronics and $0.5 million of higher sales of aerospace electronics. The higher sales of defense electronics reflected greater sales in most product categories. The increase in operating income in the third quarter of 2018 primarily reflected the impact of higher sales and favorable product mix.
The third quarter of 2018 cost of sales increased $6.2 million and reflected the impact of higher net sales. Cost of sales as a percentage of net sales for the third quarter of 2018 decreased to 62.0% from 62.6% and reflected product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense increased to $31.7 million in the third quarter of 2018 from $31.5 million and reflected the impact of higher sales mostly offset by lower research and development and bid and proposal expense of $2.2 million. The selling, general and administrative expense percentage decreased to 18.5% in the third quarter of 2018 from 19.7% and reflected the impact of lower research and development and bid and proposal expense.
First nine months of 2018 compared with the first nine months of 2017
The Aerospace and Defense Electronics segment’s first nine months of 2018 net sales increased 9.6%. Operating income for the first nine months of 2018 increased 20.1%.
The first nine months of 2018 net sales reflected $47.8 million of higher sales of defense electronics, partially offset by $2.2 million of lower sales of aerospace electronics. The higher sales of defense electronics reflected greater sales in most product categories and included $9.8 million in incremental sales from the e2v acquisition. The increase in operating income in the third quarter of 2018 primarily reflected the impact of higher sales. Operating income in the first nine months of 2018 reflected the impact of higher sales, overall improved margins and favorable product mix.
The first nine months of 2018 cost of sales increased $37.4 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first nine months of 2018 increased to 63.3% from 61.5%. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $91.3 million in the first nine months of 2018 from $99.6 million and reflected the impact of lower research and development and bid and proposal expense of $8.6 million. The selling, general and administrative expense percentage decreased to 17.7% in the first nine months of 2018, compared with 21.1% and reflected the impact of lower research and development and bid and proposal expense.

Engineered Systems

	Third Quarter		Nine Months
(dollars in millions)	2018	2017	2018	2017
Net sales	$75.0	$73.1	$218.1	$216.7
Cost of sales	$60.0	$58.0	$176.6	$175.7
Selling, general and administrative expenses	$5.7	$6.5	$17.6	$17.3
Operating income	$9.3	$8.6	$23.9	$23.7
Cost of sales as a % of net sales	80.0%	79.3%	80.9%	81.1%
Selling, general and administrative expenses % of sales	7.6%	8.9%	8.1%	8.0%
Operating income as a % of net sales	12.4%	11.8%	11.0%	10.9%
Third quarter of 2018 compared with the third quarter of 2017
The Engineered Systems segment’s third quarter of 2018 net sales increased 2.6%. Operating income increased 8.1%.
The third quarter of 2018 net sales reflected higher sales of $6.6 million of engineered products and services and $1.1 million of energy systems products, partially offset by lower sales of $5.8 million of turbine engines. The higher sales of engineered products and services, primarily reflected increased nuclear and aviation manufacturing programs and increased sales related to missile defense. Sales of turbine engines reflected lower sales of cruise missile engines. Operating income in the third quarter of 2018 increased primarily due to higher sales and product mix.
The third quarter of 2018 cost of sales increased $2.0 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the third quarter of 2018 increased to 80.0% from 79.3%. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased $0.8 million for the third quarter of 2018. The selling, general and administrative expense percentage was 7.6% for the third quarter of 2018, compared with 8.9%.
First nine months of 2018 compared with the first nine months of 2017
The Engineered Systems segment’s first nine months of 2018 net sales increased 0.6%. Operating income increased 0.8%.
The first nine months of 2018 sales reflected higher sales of $10.1 million of engineered products and services and $0.4 million of energy systems products, partially offset by lower sales of $9.1 million of turbine engines. The higher sales of engineered products and services, primarily reflected increased nuclear and aviation manufacturing programs and increased sales related to missile defense. Sales of turbine engines reflected lower sales of cruise missile engines. Operating income in the first nine months of 2018, increased due to higher sales of engineered products and services, partially offset by lower sales of turbine engines.
The first nine months of 2018 cost of sales increased $0.9 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first nine months of 2018 decreased slightly to 80.9% from 81.1%. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased $0.3 million for the first nine months of 2018. The selling, general and administrative expense percentage increased slightly to 8.1% for the first nine months of 2018 compared with 8.0%.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $321.4 million for the first nine months of 2018, compared with net cash provided by operating activities of $248.3 million for the first nine months of 2017. The higher cash provided by operating activities in the first nine months of 2018 reflected the impact of higher operating income and cash flow from e2v, as well as lower income tax payments. The first nine months of 2017 reflected the impact of transaction related payments for the e2v acquisition. Our net cash used in investing activities was $66.9 million for the first nine months of 2018, compared with net cash used by investing activities of $813.2 million for the first nine months of 2017. The 2017 amount included $740.6 million for the acquisition of e2v. Capital expenditures for the first nine months of 2018 and 2017 were $68.1 million and $40.5 million, respectively.
Our goodwill was $1,755.5 million at September 30, 2018 and $1,776.7 million at December 31, 2017. The decrease in the balance of goodwill in 2018 included the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the e2v and SSI acquisitions. Teledyne’s net acquired intangible assets were $357.8 million at September 30, 2018 and $398.9 million at December 31, 2017. The decrease in the balance of net acquired intangible assets reflected amortization and the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the SSI acquisition. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v and SSI acquisitions, resulting in an increase to goodwill of $3.9 million for e2v and $4.8 million for SSI in 2018.

Financing activities used cash of $190.5 million for the first nine months of 2018, compared with cash provided by financing activities of $535.6 million for the first nine months of 2017. Financing activities for the first nine months of 2018 reflected net payments against the $750.0 million credit facility of $165.0 million. Financing activities for the first nine months of 2017 reflected net borrowings from the $750.0 million credit facility of $285.0 million and the proceeds from a $100.0 million term loan, primarily to fund the e2v acquisition. Proceeds from the exercise of stock options were $36.1 million and $18.7 million for the first nine months of 2018 and 2017, respectively. In March 2017, Teledyne entered into a $100.0 million term loan with a maturity date of October 30, 2019. Subsequently, in March 2017, Teledyne entered into a cross currency swap to effectively convert the $100.0 million term loan to a 93.0 million Euro denominated instrument with a fixed euro interest rate of 0.7055%. The proceeds from the term loan were used in connection with the acquisition of e2v. Teledyne used the proceeds of a private placement to, among other things, repay indebtedness incurred in connection with the acquisition of e2v and for general corporate purposes.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend approximately $90.0 million for capital expenditures in 2018, of which $68.1 million has been spent in the first nine months of 2018. No cash pension contributions have been made since 2013 or are planned for the remainder of 2018 for the domestic qualified pension plan.
Total debt, including capital lease obligations, at September 30, 2018 was $837.3 million. At September 30, 2018, no amounts were outstanding under the $750.0 million credit facility. At September 30, 2018, Teledyne had $38.4 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $714.8 million at September 30, 2018. The credit agreements require the Company to comply with various financial and operating covenants and at September 30, 2018, the Company was in compliance with these covenants.
As of September 30, 2018, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At September 30, 2018, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires December 2020 and $114.0 million term loans due through January 2022 (issued in October 2012) and $100.0 million term loan due October 2019 (issued in March 2017)

Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	18.9 to 1

$615.9 million Private Placement Senior Notes due from 2019 to 2024
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	18.9 to 1

a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
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

Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions and divestitures, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, stock repurchases, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
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
Information regarding the impact of the Tax Act is based on our current calculations, as well as our current interpretations, assumptions and expectations relating to the Tax Act, which are subject to change, possibly material changes.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at September 30, 2018 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $10.2 million. A hypothetical 10 percent price change in the U.S. dollar from its value at September 30, 2018 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $6.2 million. A hypothetical 10 percent price change in the U.S. dollar from its value at September 30, 2018 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $10.1 million. For additional information please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $214.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the credit agreements. Eurocurrency or LIBOR based loans under the credit facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreements. As of September 30, 2018, we had $214.0 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.1 million, assuming the $214.0 million in debt was outstanding for the full year.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2018, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended September 30, 2018, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2017 Form 10-K in response to Item 1A to Part 1 of Form 10-K and in our Form 10-Q for the Second Quarter of 2018 in response to Item 1A to Part II of Form 10-Q. See also Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 26, 2018	By:	/s/ Susan L. Main
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