Form 10-K
period 2018-12-30
TELEDYNE TECHNOLOGIES INC
filed 2019-02-25
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates on June 29, 2018, was $6.8 billion, based on the closing price of a share of Common Stock on such date, which is the last business day of the registrant’s most recently completed fiscal second quarter. Shares of Common Stock known by the registrant to be beneficially owned by the registrant’s directors and the registrant’s executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
At February 21, 2019, there were 36,209,282 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”), filed not later than 120 days after the end of Teledyne Technologies Incorporated's fiscal year, are incorporated by reference in Part III of this Report. Information required by paragraphs (d)(1)-(3) and (e)(5) of Item 407 of Regulation S-K shall not be deemed “soliciting material” or to be filed with the Commission as permitted by Item 407 of Regulation S-K.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning on page 14 of this Annual Report on Form 10-K.

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
Our principal executive offices are located at 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362. Our telephone number is (805) 373-4545. Our website address is www.teledyne.com. We are a Delaware corporation that was spun-off as an independent company on November 29, 1999.
Strategy
Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, product development, acquisitions and share repurchases. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.
Our Recent Acquisitions
Consistent with our strategy, during 2018 and 2017, we made acquisitions and investments totaling $777.2 million, net of cash acquired, which included the following acquisitions in 2017:
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
2019 acquisition:
On February 5, 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $225.0 million in cash. The scientific imaging businesses include Princeton Instruments, Photometrics and Lumenera, as well as other brands. These businesses provide a range of imaging solutions, primarily for life sciences, academic research and customized OEM industrial imaging solutions. Princeton Instruments and Photometrics manufacture state-of-the-art cameras, spectrographs and optics for advanced research in physical sciences, life sciences research and spectroscopy imaging. Applications and markets include materials analysis, quantum technology and cell biology imaging using fluorescence and chemiluminescence. Lumenera primarily provides rugged USB-based customized cameras for markets such as traffic management, as well as life sciences applications. Located primarily in the United States and Canada, the acquisition is part of the Digital Imaging segment.

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
We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our water-proof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment and submerged monitoring systems. Our Teledyne Marine group and Teledyne Scientific Company continue to work collaboratively to improve the reliability of materials exposed to ultra deep-sea conditions. We also manufacture rugged cable assemblies for land-based energy and other industrial applications.
Other marine products used by the U.S. Navy and commercial customers include acoustic modems for networked underwater communication and optical underwater cameras and LED lighting sources.
We manufacture complete AUV systems. Our marine gliders use a silent buoyancy engine for propulsion that takes advantage of changes in buoyancy in conjunction with wings and tail steering to convert vertical motion to horizontal displacement, thereby propelling the system on a programmed route with low power consumption. Glider applications range from oceanographic research to persistent surveillance systems for the U.S. Navy. The modular design of our battery-powered, man-portable Gavia™ AUV allows for rapid sensor bay reconfiguration and battery replacement capability. Our SeaRaptor™ AUV will permit deep water survey with operational depths of 6000 meters. Our Slocum® gliders, as well as our ADCPs, are being used as part of the National Science Foundation’s Ocean Observatories Initiative to collect physical, chemical, geological and biological data from the ocean and the seafloor on coastal, regional and global scales. We design and manufacture Inspection Class ROVs used in maritime security, military, search and rescue, aquaculture, and scientific research applications.

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
Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, oxides of nitrogen and ozone, as well as particulate pollution, in order to measure the quality of the air we breathe. We also supply monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions, ozone generators and other process gas monitoring instruments. We serve the process control and monitoring needs of industrial plants with instruments that include gas analyzers, and vacuum and flow measurement devices. We were a pioneer in the development of precision trace oxygen analyzers, and we now manufacture a wide range of process gas and liquid analysis products for the measurement of process contaminants, hydrocarbons, combustibles, oil-in-water, moisture, pH and many other parameters. Our instrumentation is also used to detect a variety of water quality parameters. Our sampler products include portable, refrigerated and specialty samplers used in hazardous location applications and water samplers that utilize vacuum technology. Flow meters include ultrasonic, submerged probe, bubbler and area velocity models. Laser technology is now part of our flow capabilities. Our custom analyzer systems provide turn-key solutions to complex process monitoring and/or control applications found in petrochemical and refinery facilities.
We provide laboratory instrumentation that complements our process or field environmental instrumentation. We manufacture laboratory instrumentation that automates the preparation and concentration of organic samples for the analysis of trace levels of volatile organic compounds by a gas chromatograph and mass spectrometer. We also provide laboratory instrumentation for the detection of total organic carbon and total nitrogen in water and wastewater samples. In addition, we provide inductively coupled plasma laboratory spectrometers, atomic absorption spectrometers, mercury analyzers and calibration standards. We provide laboratory automation and sample introduction systems. Our advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. Our high-precision, high pressure syringe pumps measure process extraction rates of fluids ranging from liquefied gases to viscous tars. We manufacture and sell positive-displacement piston pumps utilized in a wide variety of analytical, clinical, preparative and fluid-metering applications. In addition, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds, which include highly sensitive evaporative light scanning detectors. Our liquid chromatography customers include pharmaceutical laboratories involved in drug discovery and development. Finally, we manufacture instruments that are used by pharmaceutical scientists to evaluate the release rate characteristics and physical properties of various dosage forms to ensure the safety and efficacy of medicines worldwide.
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
We believe our test and measurement products provide unique, world-class capabilities that enable the designers of complex electronic systems in many industry sectors to bring their products to market reliably and quickly. Our customers use our equipment in the design, development, manufacture, installation, deployment and operation of electronics equipment in broad range of industry end markets, including aerospace and defense, internet infrastructure, automotive, industrial, computer and semiconductor, consumer electronics and power electronics.
Our oscilloscopes are tools used by designers and engineers to measure and analyze complex electronic signals in order to develop high-performance systems, validate electronic designs and improve time to market. We offer a broad range of real-time oscilloscopes addressing different end user needs. Our four high-definition oscilloscope (“HDO”) product families address needs from the lower-bandwidth bench top sector to the mid-range general-purpose sector of the market. The HDO families offer superior signal fidelity for the ultimate in measurement accuracy and repeatability. Our LabMaster and WaveMaster product families are industry leading high-end oscilloscopes with bandwidths extending to 100GHz. Our WaveProHD product family covers the mid-to high-range performance and the WaveRunner product family covers the mid-range performance and general purpose and bench-top sector. Our WaveSurfer product-line is designed for users in the lower bandwidth bench-top sector of the market and value-oriented users in the economy sector. We also make high-speed, high-

resolution analog-to-digital conversion systems. These systems are used in many applications including test and measurement, medical imaging, Light Detection and Ranging (“LIDAR”) and software defined radio.
Designers and engineers use our protocol analyzers to accurately and reliably monitor communications traffic and diagnose operational problems in a variety of communications devices to ensure that they comply with industry standards, including the area of internet infrastructure, where PCI Express and related standards are required to enable high performance data centers that support cloud networks. Our 2016 acquisition of Frontline allowed us to expand our protocol test portfolio into wireless technologies, including Bluetooth and 802.11 (Wi-Fi), and the 2016 acquisition of assets of Quantum Data broadened our protocol offering to penetrate emerging video technologies, such as HDMI, SDI and other important digital video standards.
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
We design, develop and manufacture image capture products, primarily consisting of high-performance image sensors and digital cameras for use in industrial, scientific and medical applications. We also design, develop and manufacture image processing products, primarily consisting of hardware and software for image processing and automatic data collection in industrial and medical applications. We develop high-resolution, low-dose X-ray sensors for medical, dental and industrial applications. Our high-performance image sensors utilize both charge coupled device (“CCD”) and complementary metal-oxide semiconductor (“CMOS”) technology. In particular, our CMOS image sensing technology is used in our large flat panel detectors for X-ray imaging and in most of our sensors used for industrial machine vision applications. Our image processing software allows original equipment manufacturers (“OEMs”) and systems integrators to develop vision applications using our image acquisition and processing hardware. Our smart camera products are user-friendly, cost-effective vision appliances for task-specific factory floor applications such as gauging, high-precision alignment, inspection, assembly verification and machine guidance. Our smart cameras are designed to be quickly deployed by technicians on the factory floor. We provide lightweight X-ray sources for the inspection of materials and structures and for the analysis of suspicious objects.
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
Our Digital Imaging segment also provides LIDAR systems for airborne terrestrial mapping, mobile mapping, bathymetry and laser-based 3D imaging applications through our Optech business.  These imaging and mapping systems are used by commercial and government customers serving energy, natural resources and infrastructure applications. We also provide geospatial software designed for the hydrographic and marine community.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We receive funding from the Defense Advanced Research Products Agency (“DARPA”) and various other U.S. Department of Defense funding agencies, and we collaborate with researchers at universities and national laboratories to stay at the forefront of emerging technologies. We have developed high-speed electronics, precision timing and navigation devices, advanced functional and structural materials, liquid-crystal based optical devices, and image processing algorithms.

We are a leader in the development and production of large format focal plane array sensors for astronomy, defense and space science markets. Our advanced focal plane arrays, sensors, and subsystems cover a broad spectrum of frequencies from X-ray wavelengths to 15 micron long-wave infrared wavelengths. We deliver advanced imaging solutions to the U.S. Department of Defense, National Aeronautics and Space Administration (“NASA”), the European Space Agency (“ESA”), prime system integrators, other foreign space agencies and commercial customers. Our sensor technologies are on many of NASA’s major astronomy missions and can be found operating at nearly every major ground-based observatory telescope. Our image sensors also play a critical role in defense applications in airborne and satellite systems. We have developed sensors, subassemblies and cameras for air- and ground-based applications, including hyperspectral sensors for long-wave infrared and for simultaneous visible-shortwave infrared applications. We also design and manufacture advanced military laser eye protection spectacles and sensor protection filters.
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
We design and manufacture solid state radio frequency (“RF”) and microwave components and subassemblies used in a wide variety of applications.  As components which form the building blocks for electronic systems, we produce amplifiers, voltage-controlled oscillators, YIGs, BAWs, low-noise amplifiers (“LNAs”), microwave mixers, and detectors using LDMOS, GaAs, GaN, and SiC technologies.  These components form the basis for our line of solid state power amplifiers, RF converters, and modems which are used in systems that provide communications links between ground stations, mobile units, UAVs, and orbiting satellites. Such products are also used in TV broadcast and commercial data communications networks.  In addition, we also provide higher level microwave subsystems and systems for electronic warfare, UAV, radar and military communication applications.
We supply a variety of connectors and cable assemblies, including specialized high voltage connectors and subassemblies and coax microwave interconnects, for defense, aerospace and high-end industrial applications. Additionally, we produce pilot helmet mounted display quick disconnect harnesses for the Joint Helmet Mounted Cueing System (“JHMCS”) used in the F-15, F-16 and F-18 aircrafts. The JHMCS system is a multi-role system designed to enhance pilot situational awareness and provides visual control of aircraft targeting systems and sensors. We manufacture microprocessor-controlled aircraft ejection seat sequencers and related support elements to military aircraft programs. We also provide initiators and electronic safe and arm devices for use in military applications.
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
We are a supplier of digital flight data acquisition and analysis systems to the civil aviation and military aircraft markets. These systems acquire data for use by the aircraft’s flight data recorder as well as record additional data for the airline’s operation. We provide the means to transfer this data, using Teledyne’s wireless technology, from the aircraft to the airline operation center. We also design and manufacture airborne networking products, including servers, wireless access points and aircraft interface device software, as well as aircraft data loading equipment, flight data analysis software, and data distribution software used by commercial airlines and the U.S. military, and provide services related to our products. We also provide lead acid aircraft batteries for general aviation, business and light jet, and U.S. military applications.

Engineered Systems
Our Engineered Systems segment provides innovative systems engineering and integration and advanced technology development as well as complex manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and manufactures small gas turbine engines.
Teledyne Brown Engineering, Inc. is a well-recognized engineering and manufacturing company providing advanced solutions across the whole life-cycle of systems in space, missile defense, maritime, environmental and energy markets. With uncertainties in U.S. fiscal policy, we have been working to expand our commercial portfolio, specifically with the commercialization of space.
We lead and support air and missile defense programs, including the Objective Simulation Framework (“OSF”). We are also the prime contractor for the Extended Air Defense Simulation (“EADSIM”) contract providing analysis, training, test, and operational planning in a single integrated package for the U. S. Army Space and Missile Defense Command (“SMDC”). Under the Naval Health Research contract we provide medical modeling and simulation tools. We are the prime contractor for the U.S. Army Space and Missile Defense Command’s Design, Development, and Integration (“D3I”) Domain 1 - Space/High Altitude and Missile Defense contract. Under this contract we provide a suite of threat-realistic ballistic target missiles (“Zombie” targets) used for testing missile defense systems.
We specialize in marine systems design, development and manufacturing. For the U.S. Special Operations Command, we are the prime contractor engaged to design, develop, test, manufacture and sustain the Shallow Water Combat Submersible (“SWCS”) vehicle which will replace the current SEAL Delivery Vehicle. With the design and development test phase of the SWCS engineering development model vehicle completed, we began low-rate initial production in late 2016 with production scheduled through 2023. We are responsible for the production, test, and training of maintenance and operation crews for the Pluto Gigas remotely operated mine countermeasure system sold to the Egyptian Navy through the U.S. Navy Sea Systems Command Foreign Military Sales. We are producing the Littoral Battlespace Sensing Glider (“LBS-G”) system for the U.S. Navy Program Executive Office - Command, Control, Communications, Computers and Intelligence (“PEO-C4I”). Teledyne Webb Research is the glider developer and manufacturer on the LBS-G program. For Northrop Grumman, we manufacture gun mounts on the Littoral Combat Ship program. Under contract to Raytheon Company, we continue to manufacture advanced mine detection and neutralization systems.
We are active in U.S. space programs and continue to play a vital role in the science operations area of the International Space Station (“ISS”) program. We provide 24-hour-per-day payload operations in the ISS Payload Operations and Integration Center located at NASA’s Marshall Space Flight Center (“MSFC”). Under contract with MSFC, we have designed and are manufacturing the Launch Vehicle Stage Adapter, a critical element of NASA’s Space Launch System. Flight Unit 1 was delivered in February 2018 with Flight Units 2 and 3 under contract with deliveries scheduled for 2021 and 2022, respectively. We have developed a commercial platform that hosts payloads for earth imaging and other scientific applications known as the Multi-User System for Earth Sensing (“MUSES”). The first instrument to be affixed to MUSES was built in cooperation with the German Aerospace Center (“DLR”). We expect the DLR Space Imaging Spectrometer (“DESIS”) to be declared operational in the first quarter of 2019. DLR retains the scientific rights to the imagery while Teledyne has the commercial rights. Hyperspectral imagery from the DESIS instrument will be sold to U.S. Government and industrial customers for scientific research and commercial applications. We also design, develop, and manufacture components for scientific payloads and human space flight vehicles.
In 2017, we completed the design, build, and testing of a prototype for a new method of processing the nation’s enriched uranium at the United States Department of Energy National Security Complex. In 2018, we were awarded and began the manufacture of four production units with delivery through 2020.
We operate a full service radiological analysis laboratory in Knoxville, Tennessee, which principally supports nuclear power plants in the United States. We also manage and operate a separation, purification and analysis of atmospheric samples laboratory for the U.S. Government. Additionally, we provide engineering and manufacturing for customers in the commercial nuclear market.
Continuing our historic facilities and plant management services to the commercial arena we currently lead on-site and off-site management and support of research services and office facility management for The Dow Chemical Company at multiple sites across the United States.
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
We manufacture small gas turbine engines for military markets. Our engines power the Boeing/U.S. Navy Harpoon Missile systems and the Lockheed Martin/U.S. Air Force JASSM Missile systems.
Customers
We have a large number of customers in the various industries we serve. No commercial customer accounted for more than 10% of any segment net sales, during 2018, 2017 or 2016. No commercial customer in 2018, 2017 or 2016 accounted for more than 3.0% of total net sales.
Sales to international customers accounted for approximately 47% of total sales in 2018, compared with 46% in 2017 and 43% in 2016. In 2018, we sold products to customers in over 100 foreign countries. Approximately 90% of our sales to foreign-based customers were made to customers in 25 foreign countries. In 2018, the top five countries for international sales were China, Germany, the United Kingdom, Japan and South Korea and constituted approximately 21% of our total sales.
Approximately 23%, 24% and 27% of our total net sales for 2018, 2017 and 2016, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

U.S. Government sales by segment:	2018	2017	2016
Instrumentation	$68.3	$65.2	$74.4
Digital Imaging	90.5	85.6	73.1
Aerospace and Defense Electronics	252.5	225.0	210.4
Engineered Systems	244.0	243.9	219.8
Total U.S. Government sales	$655.3	$619.7	$577.7
Our principal U.S. Government customer is the U.S. Department of Defense. These sales represented 17%, 18% and 21% of our total net sales for 2018, 2017 and 2016, respectively. In 2018, our largest program with the U.S. Government was the OSF program with the Missile Defense Agency (“Agency”), which represented 1.6% of our total net sales for 2018. The OSF follow-on program, which was not awarded to Teledyne in November 2018, has been put on hold pending an investigation by the Agency and, in the meantime, Teledyne’s performance under the OSF contract continues. In both 2017 and 2016, our largest program with the U.S. Government was the Mission Operations and Integration contract with the NASA Marshall Space Flight Center which represented 1.5% of our total net sales in both years.
As described under risk factors, there are risks associated with doing business with the U.S. Government. In 2018, approximately 67% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 58% in 2017 and 54% in 2016. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had 15 U.S. Government contracts terminated for convenience in 2018, compared with nine in 2017 and one in 2016.
Our total backlog of confirmed and funded orders was approximately $1,568.8 million at December 30, 2018, compared with $1,250.2 million at December 31, 2017, and $916.4 million at January 1, 2017. We expect to fulfill a majority of such backlog of confirmed orders during 2019.

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
Our segments use a combination of internal sales forces, third-party distributors and commissioned sales representatives to market and sell our products and services. Our businesses have been working over the years to consolidate or share internal sales and servicing efforts. Several Teledyne businesses have been marketing and selling products collaboratively to similar customers to promote “one-stop” shopping under singular “brand” names, including Teledyne Marine, Teledyne Oil & Gas, Teledyne Water Quality, Teledyne Microwave Solutions, Teledyne HiRel Electronics and Teledyne Advanced Chemistry Systems.
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
Environment and Sustainability
Teledyne’s products contribute to understanding the environment and humankind’s impact to the health and sustainability of our planet. We provide environmental and climate scientists with a broad portfolio of instruments and sensors, including space-based sensors for greenhouse gases, air and water monitoring instruments and autonomous systems and instruments that profile the world’s oceans. Our precision visible and infrared sensors enable NASA’s s Orbital Carbon Observatories (in low Earth orbit) and GeoCarb (in geosynchronous orbit) satellite missions to make precise measurements of the sources and sinks of atmospheric carbon dioxide over seasonal and weekly cycles. Our autonomous Slocum® gliders, APEX® drifting floats and our acoustic Doppler current profilers have been used by scientists to confirm warming trends and circulation conditions of the oceans. Our instruments not only enhance climate research that spans decades, but they provided critical data for shorter timescales. Our products measure seasonal variations in ocean temperatures and currents to aid fisheries and determine weather patterns. On a shorter timescale, scientists employ our instruments to provide essential inputs for computer models of dangerous storms. Scientists position our gliders directly in the path of developing storms to monitor real-time conditions via satellite links.
Additionally, Teledyne’s product portfolio includes sophisticated air and water quality monitoring instruments to help keep the air we breathe and the water we drink clean. We design, produce and distribute sophisticated air quality instruments that measure hazardous gases and particulate matter in real-time. Our new Teledyne API T640 instrument delivers exceptional sensitivity and precision in ambient particular monitoring. Our water sampler instruments enable environmental professionals to conveniently collect and safely store water for laboratory analysis and to precisely determine the flow rate of water in wastewater, irrigation and industrial applications.
We also have products designed to improve the efficiency of motors, motor drives and industrial automation systems to reduce energy consumption. Our line of motor drive analyzers measure performance dynamically. The high-resolution display and sensitive software tools enable engineers to look inside the motor and motor drive to optimize performance and energy efficiency.
Pursuant to the mandate in their respective charters, the audit committee of our board regularly reviews matters related to compliance with environmental laws and the health and safety of employees, and the nominating and governance committee of our board reviews and evaluates our policies and practices and monitors our efforts in areas of legal and social responsibility, diversity and sustainability.

Employees
We consider our relations with our employees to be good. At December 30, 2018, our total workforce consisted of approximately 10,850 employees, of which approximately 6,900 employees were located in the United States.
Executive Officers of the Registrant
Teledyne’s executive management includes:

Name and Title	Age	Principal Occupations Last 5 Years
Executive Officers:
Robert Mehrabian* Executive Chairman; Director	77	Dr. Mehrabian has served as Executive Chairman since January 1, 2019. Prior to January 1, 2019, he was Teledyne’s Chairman, President and Chief Executive Officer for more than five years.
Aldo Pichelli* President and Chief Executive Officer	67
Mr. Pichelli has been the President and Chief Executive Officer since January 1, 2019 and Chief Operating Officer of Teledyne since October 2015. Prior to his promotion, as Chief Operating Officer, Mr. Pichelli had been an Executive Vice President of Teledyne having responsibility for the Instrumentation and Aerospace and Defense Electronics segments since July 2013.

Jason VanWees* Executive Vice President	47	Mr. VanWees has been Executive Vice President since January 1, 2019. Prior to his promotion he was Senior Vice President, Strategy and Mergers & Acquisitions for more than five years.
Stephen F. Blackwood* Senior Vice President, Strategic Sourcing, Tax and Treasurer	56
Mr. Blackwood has been Senior Vice President, Strategic Sourcing, Tax and Treasurer since January 1, 2019. Prior to his promotion, he was Vice President and Treasurer of Teledyne for more than five years.

Melanie S. Cibik* Senior Vice President, General Counsel, Chief Compliance Officer and Secretary	59	Miss Cibik has been Senior Vice President, General Counsel and Secretary since September 2012 and Chief Compliance Officer since August 2016.
Susan L. Main* Senior Vice President and Chief Financial Officer	60
Ms. Main has been Senior Vice President and Chief Financial Officer of Teledyne since November 2012. In July 2017, Ms. Main became a director of Ashland Global Holdings, Inc., a specialty chemical company. In October 2018, Ms. Main became a director of Garrett Motion Inc., a technology provider to vehicles.

Cynthia Belak* Vice President and Controller	62	Ms. Belak has been Vice President and Controller of Teledyne since May 2015. Prior to her promotion, Ms. Belak had been Vice President, Business Risk Assurance of Teledyne since January 2012.
George C. Bobb III* Vice President of Teledyne and President - Teledyne Aerospace Electronics	44
Mr. Bobb has been Vice President of Teledyne and President - Teledyne Aerospace Electronics since August 2017. He has been President of Teledyne Controls LLC since April 2018. From August 2017 until April 2018 he was President of Teledyne Scientific & Imaging LLC. He was Vice President-Contracts, Information Technology and Selected Operations and Deputy General Counsel for Litigation of Teledyne from August 2016 to August 2017. From July 2014 to August 2016, he was Chief Compliance Officer, Vice President-Information Technology and Deputy General Counsel for Litigation of Teledyne. Prior to that he had been Vice President, Chief Compliance Officer and Deputy General Counsel for Litigation since September 2012.

Edwin Roks* Vice President of Teledyne and Group President - Teledyne Digital Imaging - Teledyne DALSA and Teledyne e2v	54
Dr. Roks has been a Vice President of Teledyne since January 2014 and Group President - Teledyne Digital Imaging, Teledyne DALSA and Teledyne e2v, since March 2017. Dr. Roks has been President of Teledyne DALSA, Inc. since October 2015. From January 2014 to October 2015, Dr. Roks had been the Chief Technology Officer of Teledyne. Prior to that since April 2010, Dr. Roks served as Executive Vice President and General Manager of the professional imaging division of Teledyne DALSA, Inc. (formerly known as DALSA Corporation).

Name and Title	Age	Principal Occupations Last 5 Years
Other Executives:
Carl Adams Vice President, Business Risk Assurance	49
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

Vicki Benne Vice President and General Manager of Teledyne Environmental Instrumentation	57
Ms. Benne has been Vice President and General Manager of Teledyne Environmental Instrumentation since September 2018. Prior to that she was Vice President and General Manager, Teledyne ISCO since April 2014. Prior to that she was Vice President and Chief Financial Officer, Teledyne ISCO.

Jason Connell Vice President - Human Resources and Associate General Counsel	43	Jason Connell has been Vice President - Human Resources since December 2016. Prior to that he was and remains Associate General Counsel and General Counsel of the Engineered Systems segment.
Janice L. Hess President, Engineered Systems Segment	59
Ms. Hess has been the President, Engineered Systems segment of Teledyne since May 2014.  Prior to her promotion, Ms. Hess was the Executive Vice President and Chief Financial Officer for the Engineered Systems segment and Teledyne Scientific and Imaging for more than five years.

Scott Hudson Vice President - Chief Information Officer	57
Mr. Hudson has been Vice President and Chief Information Officer since August 2017 and Chief Information Officer since June 2014. Prior to that, since 2009 he was Vice President of Administration for Teledyne Brown Engineering, Inc.

Sean O’Connor Chief Operating Officer and Chief Financial Officer of Teledyne Environmental and Electronic Measurement Instrumentation (EEMI)	54
Mr. O’Connor has been Chief Operating Officer and Chief Financial Officer of Teledyne Environmental and Electronic Measurement Instrumentation since September 2018. Prior to that he was Vice President and Chief Financial Officer of Teledyne LeCroy, Inc. for more than five years.

Kevin Prusso Vice President and General Manager of Teledyne Test and Measurement Instrumentation	55
Mr. Prusso has been Vice President and General Manager of Teledyne Test and Measurement Instrumentation since August 2018. Prior to that he was Vice President of Sales and Marketing for Teledyne LeCroy, Inc. since April 2018 and prior to that he was Vice President of Sales and Marketing for the Protocol Solutions Group of Teledyne LeCroy, Inc.

Michael Read President, Teledyne Marine Group	60	Mr. Read has been President, Teledyne Marine Group since August 2016. Prior to that since August 2009 he was President, Teledyne Oil & Gas.
Glenn A. Seemann Vice President, Contracts	61
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
Dr. Robert Mehrabian and Teledyne are parties to a Sixth Amended and Restated Employment Agreement dated as of October 23, 2018 (the Mehrabian Employment Agreement). The Mehrabian Employment Agreement provides that Dr. Mehrabian's current annual base salary of $995,000 will continue through December 31, 2019, after which date his base salary will be reduced to $900,000. Such base salary may be increased annually at the discretion of the Personnel and Compensation Committee.
The Mehrabian Employment Agreement further provides, among other things:

•	Annual Incentive Plan (“AIP”): Dr. Mehrabian shall participate in the AIP with a target opportunity of 120% of base salary. This is the same as Dr. Mehrabian's current AIP opportunity.

•
Performance Share Plan (“PSP”): Through December 31, 2019, Dr. Mehrabian shall participate in PSP at the current target opportunity of 150% of base salary. Effective January 1, 2020, Dr. Mehrabian shall participate in the PSP at a target opportunity equal to 300% of base. The applicable percentage for Dr. Mehrabian's current 2018-2020 PSP award will be prorated, with this increased percentage effective as of January 1, 2020.

•
Restricted Stock: Dr. Mehrabian shall participate in Teledyne's restricted stock award program with annual grants of restricted stock equal to at least 100% of Base Salary as of the date of the grant subject to meeting targets set forth in the restricted stock award. This is the same as Dr. Mehrabian's current restricted stock award opportunity.

•
Stock Options: If the Committee makes an annual option grant in 2019, Dr. Mehrabian's stock option grant shall have a fair value equal to the amount he received in 2018 (which was $2,422,000), and future annual grants thereafter, as determined by the Committee, shall have a fair value as of the grant date equal to $900,000. With respect to options granted to Dr. Mehrabian on or after the date of the Mehrabian Employment Agreement, the Mehrabian Employment Agreement provides that in the event of Dr. Mehrabian's separation of service for any reason other than death, outstanding stock options shall continue to vest and the right of Dr. Mehrabian to exercise vested stock options, when and as vested, shall continue, but in no event may any such vested options be exercised after the expiration of any applicable option period. With respect to options granted to Dr. Mehrabian on or after the date of the Mehrabian Employment Agreement, the Mehrabian Employment Agreement provides that in the event of the death of Dr. Mehrabian, all outstanding options shall vest in full and the right of Dr. Mehrabian's beneficiary to exercise the stock options shall terminate upon the expiration of twelve months from the date of Dr. Mehrabian's death, but in no event may such stock options be exercised after the expiration of any applicable option period.

•
Supplemental Pension Benefit: With respect to Dr. Mehrabian's Non-Qualified Pension Benefit, which provides for payments supplemental to any accrued pension under Teledyne's qualified pension plan equal to 50% of his base salary for ten years following Dr. Mehrabian's retirement, the Mehrabian Employment Agreement provides that the base salary rate to be used for calculating the payments shall be the rate in effect for 2018 (which was $995,000).

•
Post-Retirement Medical Coverage: Commencing on Dr. Mehrabian's separation from service (for any reason) and continuing for the longer to live of Dr. Mehrabian and his spouse, Dr. Mehrabian and his spouse shall be deemed participants in Teledyne's medical benefit plan offered to all employees of Teledyne and be deemed to be eligible to receive the benefits under the medical plan. Dr. Mehrabian shall be charged for such deemed participation at a rate equal to the monthly rate the medical plan charges former participants and spouses eligible for continuation coverage under COBRA, plus the rate payable by the employer, as each such COBRA rate is adjusted from time to time.

Mr. Pichelli and Teledyne are parties to an Employment Agreement dated October 23, 2018 (the Pichelli Employment Agreement). The Pichelli Employment Agreement provides that Teledyne will employ Mr. Pichelli as President and Chief Executive Officer and is effective from January 1, 2019, through December 31, 2021. The Pichelli Employment Agreement provides that effective January 1, 2019, Mr. Pichelli's annual base salary shall be $800,000. Such base salary may be increased annually at the discretion of the Personnel and Compensation Committee.
The Pichelli Employment Agreement further provides, among other things, that effective January 1, 2019:

•	AIP: Mr. Pichelli shall participate in the AIP at an opportunity of 110% of base salary if targets are reached at 100%, or such greater percentage if provided in the AIP for any year.

•
PSP: Mr. Pichelli shall participate in the PSP at an opportunity equal to 300% of base salary if targets are reached at 100%. The applicable percentage for Mr. Pichelli's current 2018-2020 PSP award will be prorated, with this increased percentage effective as of January 1, 2019.

•
Restricted Stock: Mr. Pichelli shall participate in Teledyne's restricted stock award program with annual grants of restricted stock equal to at least 100% of Base Salary as of the date of the grant subject to meeting targets set forth in the restricted stock award.

•
Stock Options: Mr. Pichelli will be eligible to receive future annual grants of options having a fair value of at least $800,000 as of the grant date, or such other higher value as determined by the Committee. With respect to options granted to Mr. Pichelli on or after the date of the Pichelli Employment Agreement, the Pichelli Employment Agreement provides that in the event of Mr. Pichelli's separation of service for any reason other than death, outstanding stock options shall continue to vest and the right of Mr. Pichelli to exercise vested stock options, when and as vested, shall continue, but in no event may any such vested options be exercised after the expiration of any applicable option period. With respect to options granted to Mr. Pichelli on or after the date of the Pichelli Employment Agreement, the Pichelli Employment Agreement provides that in the event of Mr. Pichelli's death, all outstanding options shall vest in full and the right of Mr. Pichelli's beneficiary to exercise the stock options shall terminate upon the expiration of twelve months from the date of Mr. Pichelli's death, but in no event may such stock options be exercised after the expiration of any applicable option period.

•
Benefits: Mr. Pichelli will continue to be eligible to participate in other employee benefit plans and programs available to executive-level employees, including but not limited to an automobile allowance.

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

•	A cash payment for the current AIP bonus cycle based on the fraction of the year worked times the AIP target objectives at 100%.

•	Payment in cash for unpaid performance share program awards, assuming applicable goals are met, at 120% of performance targets (100% of performance targets in some agreements).

•
Continued equivalent health and welfare (e.g., medical, dental, vision, life insurance and disability) benefits at our expense for a period of up to 36 months (including Dr. Mehrabian) (24 months in some agreements, including Mr. Pichelli) after termination (with the executive bearing any portion of the cost the executive bore prior to the change in control); provided, however, such benefits would be discontinued to the extent the executive receives similar benefits from a subsequent employer.

•	Removal of restrictions on restricted stock issued under our restricted stock award programs.

•
Full vesting under the Company’s pension plans (within legal parameters) such that the executive shall be entitled to receive the full accrued benefit under all such plans in effect as of the date of the change in control, without any actuarial reduction for early payment.

•	Up to $25,000 (including Dr. Mehrabian) ($15,000 in some agreements, including Mr. Pichelli) reimbursement for actual professional outplacement services.

•	Immediate vesting of all stock options, with options being exercisable for the full remainder of the term.

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
Available Information
Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, any Current Reports on Form 8-K, and any amendments to these reports, are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains these reports and other information we file, including our proxy statements, at www.sec.gov. In addition, our Corporate Governance Guidelines, our Global Code of Ethical Business Conduct, our Codes of Ethics for Financial Executives, Directors and Service Providers and the Charters of the standing committees of our Board of Directors are available on our website. We intend to post any amendments to or waivers of these policies, guidelines and charters on our website. This information on our website is available free-of-charge. Our website address is www.teledyne.com. Alternatively, if you would like a paper copy of any report we file with the SEC (without exhibits) or other document, please write to Melanie S. Cibik, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, at Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362, and a copy of such requested document will be provided to you, free-of-charge.

Item 1A.	Risk Factors
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following text highlights various risks and uncertainties associated with Teledyne. These factors could materially affect “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that we may make from time to time, including forward-looking statements contained in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and in Teledyne’s 2018 Annual Report to Stockholders. It is not possible for management to predict all such factors, and new factors may emerge or existing factors diverge. Additionally, management cannot assess the impact of each such factor on Teledyne or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

A new global recession or an economic downturn in China may adversely affect us.
If another global recession emerges, if economic uncertainty in Europe continues or worsens, or if economic growth in China substantially slows, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of customers. Our sales to China-based customers represented 6.7% of total revenues in 2018, 6.3% of total revenue in 2017 and 5.7% of total revenue in 2016. In recent months, economic growth in China has moderated. Continued growth in many of our businesses, including those in the Environmental and Electronic Measurement Instrumentation group and our commercial aviation-related business units, could be negatively impacted if this trend proves to be long-lasting or systematic rather than cyclical in nature. If negative conditions in the global credit markets prevent our customers’ access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, results of operations, and cash flows.
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
The U.S. Government has recently announced tariffs on steel and aluminum products and materials imported into the United States. The U.S. Government has also implemented or announced plans to impose tariffs on a wide-range of goods imported from China. Various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the U.S. These newly imposed or threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. Sales to customers in China are particularly important for businesses in our Environmental and Electronic Measurement Instrumentation group. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. We may also need to find new suppliers and components for our products, which could result in production delays. To the extent our products are the subject of retaliatory tariffs, customers in some countries or regions, such as China, may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets.
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
Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our services and products include the following:

•	worldwide demand for oil and gas;

•	general economic and business conditions and industry trends;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to set and maintain production levels;

•	the level of production by non-OPEC countries;

•	the ability of oil and gas companies to generate or raise funds for capital expenditures;

•	domestic and foreign tax policy;

•	laws and governmental regulations that restrict exploration and development of oil and gas in various offshore jurisdictions;

•	laws and governmental regulation that restrict the use of hydraulic fracturing;

•	technological changes;

•	the political environment of oil-producing regions;

•	the price and availability of alternative fuels; and

•	climate change regulation that provide incentives to conserve energy or use alternative energy sources.

Teledyne manufactures seismic sources, interconnects and data acquisition products used in offshore energy exploration. When crude oil and natural gas prices are low, the level of marine seismic exploration activity typically decreases, potentially resulting in reduced demand for our products used in offshore energy exploration. In addition, a decline in the level of capital spending by oil and natural gas companies may result in a reduced pace of development of new energy reserves, which could adversely affect demand for our products related to energy production, and, in certain instances, result in the cancellation, modification or rescheduling of existing orders and a reduction in customer-funded research and development related to next generation products.

Our indebtedness, and any failure to comply with our covenants that apply to our indebtedness, could materially and adversely affect our business.
As of December 30, 2018, we had $748.8 million in total outstanding indebtedness. This indebtedness included $325.0 million in senior unsecured fixed rate notes, $286.0 million in Euro denominated fixed rate notes, $100.0 million in term loans and $29.0 million outstanding under our $750.0 million floating rate credit facility. Our indebtedness could harm our business by, among other things, reducing the funds available to make acquisitions, capital expenditures, stock repurchases, or reducing our flexibility in planning for or reacting to changes in our business and market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.
Further, in July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to USD-LIBOR for use in debt instruments, derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives, debt and cash markets exposed to USD-LIBOR. It is unclear as to the new method of calculating LIBOR that may evolve and this new method could adversely affect the Company’s interest rates on its indebtedness. The Company is monitoring the ARRC transition plan and is evaluating potential related risks.  As of December 30, 2018 approximately four percent of the Company’s long-term debt is variable and can be indexed to USD-LIBOR. The Company expects to amend the $750.0 million credit facility in the first quarter of 2019 in order to extend the maturity date from December 2020 to March 2024. In anticipation of the expected elimination of LIBOR in 2021, this credit facility amendment will include the procedure to switch to LIBOR alternative replacement rates in the future.
We are subject to the risks associated with international sales and international operations, which could harm our business or results of operations.
During 2018, sales to international customers accounted for approximately 47% of our total revenues, compared with 46% in 2017 and 43% in 2016. In 2018, we sold products to customers in over 100 countries. In 2018, the top five countries for international sales were China, Germany, the United Kingdom, Japan and South Korea, constituting approximately 21% of our total sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States, including to emerging markets such as China, Brazil and West Africa.
Risks associated with international sales include, but are not limited to:

•	political and economic instability;

•	international terrorism;

•	export controls, including U.S. export controls related to China, sanctions related to Russia, and increased scrutiny of exports of marine instruments, digital imaging and other products;

•	failure to comply with anti-bribery legislation, including the U.S. Foreign Corrupt Practices Act;

•	changes in legal and regulatory requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	changes in tax laws and tariffs;

•	changes in U.S. - China and U.S. - Russia relations;

•	difficulties in protection and enforcement of intellectual property rights;

•	failure to comply with the foreign data protection laws, including the General Data Protection Regulation (GDPR) in the European Union;

•	transportation, including piracy in international waters; and

•	exchange rate fluctuations.
Any of these factors could have a material adverse effect on our business, results of operations and financial condition. Exchange rate fluctuations may negatively affect the cost of our products to international customers and therefore reduce our competitive position.
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. is currently scheduled to leave the E.U. on May 29, 2019, unless this date is extended. To date there has been no agreement between the E.U. and the U.K. on the terms of the exit. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  The announcement of Brexit, and subsequent high-profile failures of the U.K. to agree on an exit strategy, and the pending withdrawal of the U.K.

from the E.U. may also create further global economic uncertainty, which may adversely impact the economies of the U.K., the E.U. countries and other nations, may cause our current and future customers to reduce their spending on our products and services, and may cause certain E.U.-based customers to source products from businesses based outside of the U.K. For example, Brexit-related uncertainty could lead to a reconsideration by Airbus as to future investment and spending in the U.K., which could reduce sales for our U.K.-based businesses that supply Airbus. Potential Brexit-related risks for our U.K.-based businesses also include increased import duties, loss of customers in the E.U., delays in the movement of goods between the U.K. and the E.U. and loss of access to the E.U. labor pool. Given our several U.K.-based businesses, volatility in the value of the British pound relative to the U.S. dollar, or other foreign currencies, could increase the cost of raw materials and components for our U.K.-based businesses and could otherwise adversely affect the business, operations and the financial condition of our U.K.-based businesses.
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
In connection with our acquisitions, including ones which we do not complete, we may incur significant transaction costs. We are required to expense, as incurred, such transaction costs, which may have a material adverse impact on our financial results.
Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On December 30, 2018, Teledyne’s goodwill was $1,735.2 million and net acquired intangible assets were $344.3 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing them over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We also are required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
United States and global responses to terrorism, concerns regarding nuclear proliferation and the safety of nuclear energy, continuing turmoil in Middle Eastern countries, increasing tension between the U.S. and Russia and China, potential epidemics, potential future financial issues impacting airlines and volatile energy prices increase uncertainties with respect to many of our businesses and may adversely affect our business and results of operations.
United States’ and global responses to terrorism, continuing turmoil in Middle Eastern countries and nuclear proliferation concerns increase uncertainties with respect to U.S. and other business and financial markets and could adversely affect our business and operations. Increasing tensions with Russia, as well as China, could disrupt the global economic recovery.
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
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under contracts with the U.S. Government as a whole, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 23% of our total revenue in 2018, compared with 24% in 2017 and 27% in 2016. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
Government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The partial U.S. Government shutdown that began in December 2018 resulted in delays in anticipated contract awards and delayed payments of invoices for several of our businesses. The U.S. Government shutdown in 2013 negatively affected many of our businesses, as did prior shutdowns of the U.S. Government and any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.
Although the U.S. President has indicated his desire for increased defense spending, continued defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the President, his Administration and the U.S. Congress for various Defense and NASA programs could continue to impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. For example, changes in national space policy that affect NASA’s budget have occurred. There have also been significant reductions in the past in missile defense budgets. Our Aerospace and Defense Electronics segment may be impacted by volume and/or price reductions in connection with the F-34 Joint Strike Fighter program, to the extent they are imposed. The timing of program cycles can affect our results of operations for a particular quarter or year, and cancellations of significant programs such as the Objective Simulation Framework (“OSF”) Littoral Combat Ship Gun Mission Modules or the Shallow Water Combat Submersible (“SWCS”) would affect our results. It is also not uncommon for the U.S. Department of Defense to delay the timing of awards for major programs for six to twelve months. Reductions and delays in research and development funding by the U.S. Government may continue to impact our revenues. Uncertainty over budgets or priorities with the Presidential Administration could result in delays in funding, changes in funded programs and the timing of awards that could have a material impact on our revenues. Finally, various U.S. Department of Defense initiatives, such as the emphasis on in-sourcing positions to the Government and anticipated reductions or cancellations of existing programs, could negatively impact our Engineered Systems segment.
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
Over time, and for a variety of reasons, programs can evolve and affect the extent of our participation. We have been a significant participant in NASA programs, primarily through our Engineered Systems segment and through Teledyne Scientific Company. The prior U.S. Presidential Administration introduced significant changes to the national space policy, including the cancellation of the NASA’s Constellation Program which includes Ares launch vehicles. Delayed funding and changes in support for NASA’s current space policy could negatively impact our business. The Presidential Administration could also lead to changes to the nation’s space policy, some or all of which could materially impact our results.
Our contracts with the U.S. Government are subject to termination rights that could adversely affect us.
Most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provide only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses impose liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had 15 U.S. Government contracts terminated for convenience in 2018, compared with nine in 2017 and one in 2016. No contracts were terminated for default during such three-year period.
We may lose money or generate less than expected profits on our fixed-price and other government contracts and we may lose money if we fail to meet certain pre-specified targets in government contracts.
There is no guarantee that U.S. Government contracts will be profitable. A number of our U.S. Government prime contracts and subcontracts are fixed-price type contracts (67% of our total U.S. Government contracts were fixed-price in 2018, 58% in 2017 and 54% in 2016). Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Under such contracts, we must absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts. We cannot assure that our contract loss provisions in our financial statements will be adequate to cover all actual future losses. We may lose money or generate lower profits on some contracts if we fail to meet these estimates. We may also lose money on non-fixed price, cost-reimbursement contracts that contain dis-incentives or penalties related to cost, schedule or performance.
Our business is subject to government contracting regulations, including increasingly complex regulations on cybersecurity, and our failure to comply with such laws and regulations could harm our operating results and prospects.
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
We have a domestic qualified defined benefit pension plan covering most of our U.S. employees hired prior to 2004 or approximately 12% of our active employees. We also have several small domestic non-qualified and foreign-based pension plans. As of December 30, 2018, the value of the combined pension assets is greater than our combined pension benefit obligations. The accounting rules applicable to our pension plans require that amounts recognized in the financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. Two significant elements in determining our pension income or pension expense are the expected return on plan assets and the discount rate used in projecting pension benefit obligations. Declines in the stock market and lower rates of return could increase required contributions to our qualified pension plan and/or result in a change to shareholders’ equity. Our investment strategy may not produce the expected returns if the credit, financial or stock markets deteriorate. Any decreases or increases in market interest rates will affect the discount rate assumption used in projecting pension benefit obligations. In addition, changes in other actuarial assumptions such as mortality assumptions or change due to legislative or regulatory actions could impact our pension income or expense as well as funding obligations. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year we review the mortality assumptions used in determining our pension and post-retirement benefit obligations. The impact of these mortality assumptions could increase our pension obligation and increase future pension expense.  In 2013, we made a voluntary pretax cash contribution of $83.0 million to the domestic qualified pension plan. No contributions were made to the domestic qualified pension plan since the 2013 contribution. If, and to the extent, decreases in our pension assets are not offset by voluntary contributions, recovered through future asset returns, mitigated by an increase in the rate at which the benefit obligation is discounted, or other actions, our required cash contributions and pension expense could increase under the plans. In addition, we have sold approximately $63.9 million in pension liability to third parties in recent years. To the extent any of these counterparties are unable to fulfill their obligations to retirees, we may have residual liability, particularly to the extent state guarantee funds are inadequate. For additional discussion of pension matters, see the discussion under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Notes 2 and 11 to our Notes to Consolidated Financial Statements.
Our business and operations could suffer in the event of cyber security breaches.
Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, activism, or other motivations, include covertly introducing malware to our computers and networks, performing reconnaissance, impersonating authorized users, stealing, corrupting or restricting our access to data, among other activities.  We continue to train our personnel and update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence.  Company personnel and third parties have been tasked to detect and investigate such incidents, but it is possible that we might not prevent or be aware of an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business.  We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through certain information systems, and we expect these regulations will be incorporated into certain contracts we hold.  To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances as a result. In addition, we expect to continue devoting additional resources to the security of our information technology systems.   More resources may be required in the defense arena to the extent the U.S. Government increases its cyber security mandates. Unauthorized access to or control of our products, devices or systems could impact the safely or our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including the GDPR, and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability.
We may not have sufficient resources to fund all future research and development and capital expenditures or possible acquisitions.
In order to remain competitive, we must make substantial investments in research and development of new or enhanced products and continuously upgrade our process technology and manufacturing capabilities. Our research and development efforts primarily involve engineering and design related to improving existing products and developing new products and technologies in the same or similar fields. Our Teledyne Scientific Company subsidiary, which serves as our primary research center, has been actively promoting and funding joint research and development projects with other Teledyne businesses, including our Teledyne Oil & Gas, Teledyne Defense Electronics and Teledyne Digital Imaging and Test and Measurement businesses. The business of e2v, for which the design and development of specialized technology for high performance systems and equipment is integral, also requires substantial investments in research and development. Additionally, some of our businesses are actively pursuing governmental support and funding for some of their research and development initiatives, including DALSA with respect to its CMOS and uncooled infrared image sensor development efforts as well as the expansion of DALSA’s semiconductor foundry in Bromont, Quebec. Nonetheless, we may be unable to fund all of our research and development and capital investment needs or possible acquisitions. Our ability to raise additional capital will depend on a variety of factors, some of which will not be within our control, including the existence of bank and capital markets, investor perceptions of us, our businesses and the industries in which we operate, and general economic conditions. Failure to successfully raise needed capital or generate cash flow on a timely or cost-effective basis could have a material adverse effect on our business, results of operations and financial condition. In addition, if we fail to accurately predict future customer needs and preferences or fail to produce viable technologies, we may invest heavily in research and development of products that do not lead to significant revenue, which would adversely affect our profitability.
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
Our operating results depend in part on our ability to introduce new and enhanced products on a timely basis. In order to improve our product development capabilities we purchased the research center that is now Teledyne Scientific Company in 2006 and in 2011 we purchased DALSA, which has access to a well-equipped MEMS research and development center. In 2013, we opened a 52,000-square-foot technology development center in Daytona Beach, Florida primarily to serve the offshore oil and gas production and exploration industries. We are currently upgrading infrastructure at Teledyne e2v’s facility in Chelmsford, U.K. and are expanding Teledyne DALSA’s MEMS foundry in Bromont, Quebec. Successful product development and introduction depend on numerous factors, including our ability to anticipate customer and market requirements, changes in technology and industry standards, our ability to differentiate our offerings from offerings of our competitors, and market acceptance. We may not be able to develop and introduce new or enhanced products in a timely and cost-effective manner or to develop and introduce products that satisfy customer requirements.
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
The markets for some of our products and services are characterized by rapid technological development, evolving industry standards, changes in customer requirements and new product introductions and enhancements. A faster than anticipated change in one or more of the technologies related to our products or services, or in market demand for products or services based on a particular technology, could result in faster than anticipated obsolescence of certain of our products or services and could lead to reduced sales of those products, which could have a material adverse effect on our business, results of operations and financial condition. Currently accepted industry and regulatory standards are also subject to change, which may contribute to the obsolescence of our products or services. Failure to comply CE marking directives may prevent some of our products from being sold into Europe and the cost to comply with these directives may make our products non-competitive. The political agenda of the U.S. Presidential Administration may affect the level of environmental regulations and enforcement and government spending on scientific research, which could adversely impact the sales of our products and services, including sales of pollution monitoring instruments and instruments used to measure the Earth’s climate and climate change, such as undersea gliders and space-based imaging sensors. A change in China's recent economic policies promoting pollution reduction could result in lower sales or slower sales growth for our pollution monitoring and laboratory instrumentation to that country.
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
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources than we do. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. In particular, we face increased competition with respect to the sale of our flight data acquisition systems, including from Airbus and Boeing, and from new competitors that entered this market as certain of our patents related to these products have expired in 2018 and will expire in upcoming years. We also face new competition for our protocol analyzers products. Industry acquisition and consolidation trends, particularly among aerospace and defense contractors, have adversely impacted demand for our aerospace and defense related engineering services as large prime contractors in-source increased amounts of major acquisition programs and also require significant expansion in small business participation to meet Government contracting goals. Low-cost competition from China and other developing countries could also result in decreased demand for our products. Increasing competition could reduce the volume of our sales or the prices we may charge, which would negatively impact our revenues. Smaller defense budgets both in the United States and Europe could result in additional competition for new and existing defense programs.
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
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot assure that, for 2019 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
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
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, Teledyne Digital Imaging has a single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. In 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment. LeCroy continues to outsource a portion of its research and development activities to a third party engineering firm in Malaysia where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources or supplier-imposed rationing of scarce components could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. International sources possess additional risks, some of which are similar to those described above in regard to international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell a portion of our products through third parties such as distributors, value-added resellers and OEMs (collectively “distributors”). Using third parties for distribution exposes Teledyne to many risks, including concentration, credit risk and compliance risks. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the Foreign Corrupt Practices Act or similar anti-bribery laws by distributors or other third party intermediaries could have a material impact on our business. Competitors could also block our access to key distributors. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.
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
Our future success depends to a significant extent upon the continued service of our executive officers and other key management and technical personnel and on our ability to continue to attract, retain and motivate qualified personnel. We also have a maturing workforce. Some of our businesses, including those in traveling wave tube design and development, draw from a pool of specialized engineering talent that is small and currently shrinking. While we have engaged in succession planning, the loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations. Low unemployment in the United States has made it more difficult for some of our businesses to attract and retain direct labor in certain markets.
We may not be able to sell, exit or reconfigure businesses, facilities or product lines that we determine no longer meet with our growth strategy or that should be consolidated.
Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy.  Over the years we have also consolidated some of our business units and facilities, including to deal with downturns in the defense and oil and gas industries, among other reasons.   We may not be able to realize efficiencies and cost savings from our consolidation activities.  There is no assurance that our efforts will be successful.  If we do not successfully manage our current consolidation activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted.  Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement or lease agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all.  In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.
Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage in wildfires. In November 2018, wildfires impacted areas near our headquarters and principal research and development center in Thousand Oaks, California, resulting in temporary disruptions and evacuations of employees who lived nearby. Local utilities may impose blackouts during high fire risk weather conditions, which could result in disruptions to our businesses located in California, including our headquarters. Teledyne DALSA’s semiconductor facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened and struck by major hurricanes. In 2017, our businesses located in Houston, Texas were impacted by Hurricane Harvey and our business in Florida was threatened by Hurricanes Irma and Matthew. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. In June 2012, a tornado caused substantial damage to and interrupted business at our Teledyne Hastings Instruments facility in Hampton, Virginia. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Louisiana, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility or facilities. While Teledyne has property insurance to partially reimburse it for losses caused by windstorm and earth movement, such insurance would not cover all possible losses. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
Disasters that do not directly impact us can have an indirect adverse impact on our business. For example, in 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment.
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
Our effective tax rate for 2018 was 15.3%, compared with 20.8% for 2017 and 20.9% for 2016. While in December 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) was signed into law, which in general lowers corporate tax rates in the United States, a number of factors may impact our effective tax rates, which could reduce our net income and increase our tax payments, including:

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
Our financial statements are prepared in conformity with GAAP. These principles require our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, estimates are used when accounting for items such as asset valuations, allowances for doubtful accounts, allowance for excess and obsolete inventory, depreciation and amortization, impairment assessments, employee benefits, taxes, recall and warranty costs, product and general liability and contingencies. While we base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances at the time made, actual results may differ materially from those estimated. Our most critical accounting estimates are described in “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K under “Critical Accounting Estimates.”
There are inherent limitations in internal control systems, and misstatements resulting from error or fraud may occur and may not be detected.
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
Since we became an independent public company on November 29, 1999, the market price of our Common Stock has fluctuated substantially and fluctuations in our stock price could continue. In 2018, the closing price of our common stock ranged from $175.56 to $247.77.
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
The Company has 68 principal operating facilities in 18 states and six foreign countries. The Company’s executive offices are located in Thousand Oaks, California. Its principal research and development center is also located in Thousand Oaks, California. We maintain our facilities in good operating condition and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.
Information on the number, ownership and location of principal operating facilities by segment was as follows at February 21, 2019:

			Location of Facilities
Segment	Owned	Leased	States	Countries

Instrumentation	13	11	California, Colorado, Florida, Massachusetts, Nebraska, New Hampshire, New York, Ohio, Texas and Virginia	United States, Canada, Denmark and United Kingdom

Digital Imaging	11	8	Arizona, California, Massachusetts, New Jersey, North Carolina and Pennsylvania	United States, Belgium, Canada, France, The Netherlands and United Kingdom

Aerospace and Defense Electronics	7	11	California, Illinois, New Hampshire, Pennsylvania, Tennessee and Texas	United States and United Kingdom

Engineered Systems	1	6	Alabama, Colorado, Maryland, Ohio and Tennessee	United States and United Kingdom
Total	32	36

Item 3.	Legal Proceedings
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
As of February 21, 2019, there were 2,987 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
We intend to use future earnings to fund the development and growth of our businesses, including through potential acquisitions. We may also deploy cash to fund share repurchases. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
We have stock repurchase programs authorized by our Board of Directors to repurchase up to approximately three million shares. We repurchased 2,561,815 shares in 2015 under the program and no shares were repurchased under the 2016 program. No repurchases were made since 2015. See Note 8 to our Consolidated Financial Statements for additional information about our stock repurchase program.
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
Five-Year Summary of Selected Financial Data

	2018	2017	2016	2015	2014
	(In millions, except per-share amounts)
Net sales	$2,901.8	$2,603.8	$2,149.9	$2,298.1	$2,394.0
Net income	$333.8	$227.2	$190.9	$195.5	$215.6
Net income attributable to Teledyne	$333.8	$227.2	$190.9	$195.8	$217.7
Basic earnings per common share	$9.32	$6.45	$5.52	$5.55	$5.87
Diluted earnings per common share	$9.01	$6.26	$5.37	$5.44	$5.75
Weighted average diluted common shares outstanding	37.0	36.3	35.5	36.0	37.9
Total assets	$3,809.3	$3,846.4	$2,774.4	$2,717.1	$2,862.2
Long-term debt and capital leases, less current portion	$612.3	$1,069.3	$515.8	$761.5	$618.9
Total stockholders’ equity	$2,229.7	$1,947.3	$1,554.4	$1,344.1	$1,468.5
Fiscal year 2017 includes the impact of the acquisition of e2v in March 2017. See Note 3 to our Consolidated Financial Statements for additional information about the e2v acquisition.

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

Strategy/Overview
Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions, product development and share repurchases. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.
Consistent with this strategy, in March 2017, we made our largest acquisition to date, e2v technologies plc (“e2v”). e2v provides high performance image sensors and custom camera solutions and application specific standard products for the machine vision market. In addition, e2v provides high performance space qualified imaging sensors and arrays for space science and astronomy. e2v also produces components and subsystems that deliver high reliability radio frequency power generation for healthcare, industrial and defense applications. Finally, e2v provides high reliability semiconductors and board-level solutions for use in aerospace, space and communications applications. No material acquisitions were made in 2018, one other acquisition was made in 2017 and five acquisitions were made in 2016.
On February 5, 2019, we acquired the scientific imaging businesses of Roper for $225.0 million in cash. The scientific imaging businesses include Princeton Instruments, Photometrics and Lumenera, as well as other brands. These businesses provide a range of imaging solutions, primarily for life sciences, academic research and customized OEM industrial imaging solutions. Princeton Instruments and Photometrics manufacture state-of-the-art cameras, spectrographs and optics for advanced research in physical sciences, life sciences research and spectroscopy imaging. Applications and markets include materials analysis, quantum technology and cell biology imaging using fluorescence and chemiluminescence. Lumenera primarily provides rugged USB-based customized cameras for markets such as traffic management, as well as life sciences applications.
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
As part of a continuing effort to reduce costs and improve operating performance, we may take and have taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. We continue to seek cost reductions in our businesses. At December 30, 2018, $2.8 million remains to be paid related to these actions.

The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2018	2017	2016
Instrumentation	$5.6	$2.1	$10.6
Digital Imaging	0.7	—	2.0
Aerospace and Defense Electronics	1.3	2.1	4.6
Engineered Systems	0.2	—	0.1
Total	$7.8	$4.2	$17.3

	2018	2017	2016
Severance	$5.6	$3.8	$9.5
Facility consolidations	2.2	0.4	7.8
Total	$7.8	$4.2	$17.3

	2018	2017	2016
Cost of sales	$4.9	$2.8	$6.8
Selling, general and administrative expenses	2.9	1.4	10.5
Total	$7.8	$4.2	$17.3

Recent Acquisitions
The Company spent $3.1 million, $774.1 million and $93.4 million on acquisitions and other investments in 2018, 2017 and 2016, respectively, net of any cash acquired.
On March 28, 2017, Teledyne completed the acquisition of all of the outstanding common stock of e2v for $770.7 million, including stock options and assumed debt, net of $24.4 million of cash acquired. Most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations. Principally located in Chelmsford, United Kingdom and Grenoble, France, e2v had sales of approximately £236 million for its fiscal year ended March 31, 2016. e2v’s results have been included since the date of the acquisition and include $273.7 million in net sales and operating income of $37.3 million, which included $8.3 million in acquisition-related costs and $11.2 million in additional intangible asset amortization expense for fiscal year 2017.
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
On November 2, 2016, Teledyne Instruments, Inc. acquired assets of IN USA, Inc. (“IN USA”), headquartered in Norwood, Massachusetts, for $10.2 million in cash. IN USA is a manufacturer of a range of ozone generators, ozone analyzers and other gas monitoring instruments utilizing ultraviolet and infrared based technologies. Teledyne relocated and consolidated manufacturing into the owned facility of Teledyne Advanced Pollution Instrumentation in San Diego, California. On December 6, 2016, Teledyne Instruments, Inc. acquired Hanson Research Corporation (“Hanson Research”), headquartered in Chatsworth, California, for $25.0 million, net of cash acquired. Hanson Research specializes in analytical instrumentation for the pharmaceutical industry. On May 3, 2016, Teledyne DALSA, Inc., a Canadian-based subsidiary, acquired the assets and business of CARIS, Inc. (“CARIS”), based in Fredericton, New Brunswick, Canada, for $26.2 million, net of cash acquired. CARIS is a leading developer of geospatial software designed for the hydrographic and marine community. On April 15, 2016, Teledyne LeCroy, Inc., a U.S.-based subsidiary, acquired assets of Quantum Data, Inc. (“Quantum Data”), based in Elgin, Illinois, for $17.3 million in cash. Quantum Data is a market leader in video protocol analysis test tools. On April 6, 2016, Teledyne LeCroy, Inc. also acquired Frontline Test Equipment, Inc. (“Frontline”), based in Charlottesville, Virginia, for $13.7 million in cash. Frontline is a market leader in wireless protocol analysis test tools.

Each of the 2016 acquisitions are part of the Instrumentation segment except for CARIS which is part of the Digital Imaging segment.
See Note 3 to our Consolidated Financial Statements for additional information about our recent acquisitions.
Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal years 2018, 2017 and 2016 each contained 52 weeks. The following are selected financial highlights for 2018, 2017 and 2016 (in millions, except per-share amounts):

	2018	2017	2016
Net sales	$2,901.8	$2,603.8	$2,149.9
Costs and Expenses
Cost of sales	1,791.0	1,624.0	1,329.5
Selling, general and administrative expenses	694.2	658.1	579.9
Total costs and expenses	2,485.2	2,282.1	1,909.4

Operating Income	416.6	321.7	240.5
Interest and debt expense, net	(25.5)	(33.1)	(23.2)
Non-service retirement benefit income	13.5	13.9	13.3
Other income/(expense), net	(10.7)	(15.5)	10.7
Income before income taxes	393.9	287.0	241.3
Provision for income taxes	60.1	59.8	50.4
Net income	$333.8	$227.2	$190.9

Basic earnings per common share	$9.32	$6.45	$5.52

Diluted earnings per common share	$9.01	$6.26	$5.37

Our businesses are aligned in four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2018, 2017 and 2016 are summarized in the following table:

	Percentage of Total Sales
Segment contribution to total sales:	2018	2017	2016
Instrumentation	35%	36%	41%
Digital Imaging	31%	28%	18%
Aerospace and Defense Electronics	24%	25%	29%
Engineered Systems	10%	11%	12%
	100%	100%	100%

Results of Operations
2018 compared with 2017

Net sales (dollars in millions)	2018	2017	% Change

Instrumentation	$1,021.2	$953.9	7.1%
Digital Imaging	885.2	717.7	23.3%
Aerospace and Defense Electronics	696.5	646.0	7.8%
Engineered Systems	298.9	286.2	4.4%
Total net sales	$2,901.8	$2,603.8	11.4%

Results of operations (dollars in millions)	2018	2017	% Change

Instrumentation	$147.4	$126.0	17.0%
Digital Imaging	157.3	110.4	42.5%
Aerospace and Defense Electronics	135.2	116.3	16.3%
Engineered Systems	32.7	32.0	2.2%
Corporate expense	(56.0)	(63.0)	(11.1)%
Operating income	416.6	321.7	29.5%
Interest and debt expense, net	(25.5)	(33.1)	(23.0)%
Non-service retirement benefit income	13.5	13.9	(2.9)%
Other expense, net	(10.7)	(15.5)	(31.0)%
Income before income taxes	393.9	287.0	37.2%
Provision for income taxes	60.1	59.8	0.5%
Net income	$333.8	$227.2	46.9%
* not meaningful

Sales and cost of sales by segment and total company (dollars in millions):

	2018	2017	Change
Instrumentation
Net sales	$1,021.2	$953.9	$67.3
Cost of sales	$575.2	$547.2	$28.0
Cost of sales % of net sales	56.3%	57.4%

Digital Imaging
Net sales	$885.2	$717.7	$167.5
Cost of sales	$536.0	$448.6	$87.4
Cost of sales % of net sales	60.6%	62.5%

Aerospace and Defense Electronics
Net sales	$696.5	$646.0	$50.5
Cost of sales	$437.3	$398.3	$39.0
Cost of sales % of net sales	62.8%	61.7%

Engineered Systems
Net sales	$298.9	$286.2	$12.7
Cost of sales	$242.5	$229.9	$12.6
Cost of sales % of net sales	81.2%	80.3%

Total Company
Net sales	$2,901.8	$2,603.8	$298.0
Cost of sales	$1,791.0	$1,624.0	$167.0
Cost of sales % of net sales	61.7%	62.4%

We reported net sales of $2,901.8 million in 2018, compared with net sales of $2,603.8 million for 2017, an increase of 11.4%. Net income was $333.8 million ($9.01 per diluted share) in 2018, compared with net income of $227.2 million ($6.26 per diluted share) in 2017, an increase of 46.9%.
Total year 2018 and 2017 reflected pretax charges totaling $7.8 million and $4.2 million, respectively, for severance and facility consolidation charges. Net income for 2018 and 2017 also included net discrete tax benefits of $23.8 million and $17.2 million, respectively. The total year 2017 amount included provisional charges of $4.7 million for the estimated impact of the Tax Cuts and Jobs Act (“Tax Act”). The Company finalized the assessment of the Tax Act in 2018, resulting in a decrease of $0.8 million to the provisional charge. Net income for 2017 included pretax charges totaling $27.0 million related to e2v acquisition related expenses, of which, $5.7 million was recorded to cost of sales, $13.0 million was recorded to selling, general and administrative expenses, $2.3 million was recorded to interest expense and $6.0 million was recorded as other expense. The amount recorded to cost of sales related to the inventory fair value step-up amortization expense. The amount recorded to selling, general and administrative expenses related to transaction costs, including stamp duty, advisory, legal and other consulting fees and other costs. The amount recorded to interest expense related to funds-certain bank bridge facility commitment expense. The amount recorded to other expense related to a foreign currency option contract.
Net sales
The increase in net sales in 2018, compared with 2017, reflected higher net sales in each segment. Net sales in 2018 included revenue growth of $182.9 million plus $115.1 million in incremental net sales from recent acquisitions, primarily e2v. The incremental net sales from the March 2017 e2v acquisition in 2018 was $103.0 million.
Sales under contracts with the U.S. Government were approximately 23% of net sales in 2018 and 24% of net sales in 2017. Sales to international customers represented approximately 47% of net sales in 2018 and 46% of net sales in 2017.
Cost of Sales
Total company cost of sales increased by $167.0 million in 2018, compared with 2017, which primarily reflected the impact of higher net sales. The total company cost of sales as a percentage of sales for 2018 was 61.7%, compared with 62.4% for 2017.

Selling, general and administrative expenses
Selling, general and administrative expenses, including Company-funded research and development and bid and proposal expense, were higher in 2018, compared with 2017. The increase primarily reflected the impact of higher sales and higher research and development and bid and proposal expense. The 2017 amount included $13.0 million in acquisition related expenses for the e2v acquisition. Corporate administrative expense in 2018 was $56.0 million, compared with $63.0 million in 2017. The 2017 amount included $10.4 million in acquisition related expenses for the e2v acquisition. For 2018, we recorded a total of $19.8 million in stock option expense, of which $6.3 million was recorded within corporate expense and $13.5 million was recorded in the operating segment results. For 2017, we recorded a total of $14.2 million in stock option expense, of which $4.5 million was recorded within corporate expense and $9.7 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales was 23.9% for 2018, compared with 25.3% for 2017. The higher percentage in 2017 reflected the impact of acquisition related expenses for the e2v acquisition.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. Pension service expense in 2018 was $10.8 million compared with pension service expense of $11.2 million in 2017.
Operating Income
Operating income for 2018 was $416.6 million, compared with $321.7 million for 2017, an increase of 29.5%. The increase in operating income primarily reflected higher operating income in each segment, as well as lower corporate expense. Operating income in 2018 and 2017 reflected $7.8 million and $4.2 million in severance and facility consolidation costs, respectively. The incremental operating income included in the results for 2018 from recent acquisitions was $43.3 million.
Interest Expense, Interest Income, Non-Service Retirement Benefit Income and Other Expense
Total interest expense, including credit facility fees and other bank charges, was $29.2 million in 2018 compared with $35.5 million in 2017 and reflected the impact of lower debt levels in 2018. Interest expense in 2017 included $2.3 million in fees related to the terminated bridge facility in connection with the acquisition of e2v. Interest income was $3.7 million in 2018 and $2.4 million in 2017. Non-service retirement benefit income was $13.5 million in 2018, compared with $13.9 million in 2017. Other expense was $10.7 million for 2018, compared with expense of $15.5 million. Other expense in 2017 included $6.0 million of expense for a foreign currency option contract related to the e2v acquisition.
Income Taxes
On December 22, 2017, the Tax Act was enacted, which significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a tax on deemed repatriation of non-U.S. earnings.  The repatriation tax resulted in a net tax expense of $26.2 million and the remeasurement of U.S. deferred tax assets and liabilities resulted in a net tax benefit of $21.5 million, for a net provisional charge of $4.7 million recorded in the fourth quarter of 2017.  The Company finalized its assessment of the Tax Act during the fourth quarter of 2018, resulting in a decrease of $0.8 million to the provisional charge and the repatriation tax. At December 30, 2018, $12.0 million of the repatriation tax remained to be paid. In February 2019, the remaining balance of $12.0 million was paid.
The Company’s effective tax rate for 2018 was 15.3%, compared with 20.8% for 2017. For 2018 net discrete income tax benefits were $23.8 million, which included a $12.9 million income tax benefit related to share-based accounting, $5.1 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations and a $4.8 million income tax benefit related to the release of a valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable. For 2017, net discrete income tax benefits were $17.2 million, which included an $8.5 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable, $8.5 million income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitation, and $8.8 million in net discrete tax benefits related to share-based accounting, partially offset by $4.6 million related to adjustments for uncertain tax positions and the $4.7 million provisional charge, related to the Tax Act.
Excluding the net discrete income tax benefits in both years, the effective tax rates would have been 21.3% for 2018 and 26.8% for 2017. The decrease in the effective tax rate in 2018, primarily reflects the lower corporate income tax rates as part of the Tax Act.

2017 compared with 2016

Sales (dollars in millions)	2017	2016	% Change

Instrumentation	$953.9	$876.7	8.8%
Digital Imaging	717.7	398.7	80.0%
Aerospace and Defense Electronics	646.0	615.9	4.9%
Engineered Systems	286.2	258.6	10.7%
Total sales	$2,603.8	$2,149.9	21.1%

Results of operations (dollars in millions)	2017	2016	% Change

Instrumentation	$126.0	$109.4	15.2%
Digital Imaging	110.4	44.1	150.3%
Aerospace and Defense Electronics	116.3	106.7	9.0%
Engineered Systems	32.0	26.5	20.8%
Corporate expense	(63.0)	(46.2)	36.4%
Operating income	321.7	240.5	33.8%
Interest and debt expense, net	(33.1)	(23.2)	42.7%
Non-service retirement benefit income	13.9	13.3	4.5%
Other income/(expense), net	(15.5)	10.7	*
Income before income taxes	287.0	241.3	18.9%
Provision for income taxes	59.8	50.4	18.7%
Net income	$227.2	$190.9	19.0%
* not meaningful

Sales and cost of sales by segment and total company (dollars in millions):

	2017	2016	Change
Instrumentation
Net sales	$953.9	$876.7	$77.2
Cost of sales	$547.2	$494.9	$52.3
Cost of sales % of net sales	57.4%	56.5%

Digital Imaging
Net sales	$717.7	$398.7	$319.0
Cost of sales	$448.6	$240.9	$207.7
Cost of sales % of net sales	62.5%	60.4%

Aerospace and Defense Electronics
Net sales	$646.0	$615.9	$30.1
Cost of sales	$398.3	$382.3	$16.0
Cost of sales % of net sales	61.7%	62.1%

Engineered Systems
Net sales	$286.2	$258.6	$27.6
Cost of sales	$229.9	$211.4	$18.5
Cost of sales % of net sales	80.3%	81.8%

Total Company
Net sales	$2,603.8	$2,149.9	$453.9
Cost of sales	$1,624.0	$1,329.5	$294.5
Cost of sales % of net sales	62.4%	61.8%

We reported net sales of $2,603.8 million in 2017, compared with net sales of $2,149.9 million for 2016, an increase of 21.1%. Net income was $227.2 million ($6.26 per diluted share) in 2017, compared with net income of $190.9 million ($5.37 per diluted share) in 2016, an increase of 19.0%.
Total year 2017 and 2016 reflected pretax charges totaling $4.2 million and $17.3 million, respectively, for severance and facility consolidation charges. Net income for 2017 and 2016 also included net discrete tax benefits of $21.9 million and $10.9 million, respectively. Total year 2017 also included provisional charges of $4.7 million for the estimated impact of the Tax Act. Net income for 2017 and 2016 included pretax charges totaling $27.0 million and $7.9 million, respectively, related to e2v acquisition related expenses. We also recorded a gain in 2016 of $17.9 million on the sale of a former operating facility in California.
Net sales
The increase in net sales in 2017, compared with 2016, reflected higher sales in each segment. Sales in 2017 included organic revenue growth of $155.9 million plus $298.0 million in incremental net sales from recent acquisitions, primarily e2v. The incremental sales from the e2v acquisition in 2017 was $273.7 million.
Sales under contracts with the U.S. Government were approximately 24% of net sales in 2017 and 27% of net sales in 2016. Sales to international customers represented approximately 46% of sales in net 2017 and 43% of net sales in 2016.
Cost of Sales
Total company cost of sales increased by $294.5 million in 2017, compared with 2016, which primarily reflected the impact of higher net sales. The total company cost of sales as a percentage of sales for 2017 was 62.4%, compared with 61.8% for 2016.
Selling, general and administrative expenses
Selling, general and administrative expenses, including Company-funded research and development and bid and proposal expense, in total dollars were higher in 2017, compared with 2016. The increase reflected the impact of higher sales, partially offset by lower severance and facility consolidation expenses of $9.1 million. Corporate administrative expense in 2017 was $63.0 million, compared with $46.2 million in 2016. The increase in corporate administrative expense reflected higher compensation expense and $10.4 million in acquisition transaction expense related to the e2v acquisition in 2017. Corporate administrative expense in 2016 reflected $1.9 million in acquisition transaction expense related to the e2v acquisition. For 2017, we recorded a total of $14.2 million in stock option expense, of which $4.5 million was recorded within corporate expense and $9.7 million was recorded in the operating segment results. For 2016, we recorded a total of $11.6 million in stock option expense, of which $3.2 million was recorded within corporate expense and $8.4 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales was 25.3% for 2017, compared with 27.0% for 2016 and reflected the impact of the e2v acquisition which carried a lower selling, general and administrative expense percentage than the other Teledyne businesses and lower severance and facility consolidation expenses.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. Pension service expense was $11.2 million for both 2017 and 2016.
Operating Income
Operating income for 2017 was $321.7 million, compared with $240.5 million for 2016, an increase of 33.8%. The increase in operating income primarily reflected higher operating income in each segment, partially offset by higher corporate expense. Operating income in 2017 and 2016 reflected $4.2 million and $17.3 million in severance and facility consolidation costs, respectively. The incremental operating income included in the results for 2017 from recent acquisitions was $43.8 million which reflected $13.0 million in additional intangible asset amortization expense.
Interest Expense, Interest Income, Non-Service Retirement Benefit Income and Other Income and Expense
Total interest expense, including credit facility fees and other bank charges, was $35.5 million in 2017 compared with $23.6 million in 2016 and reflected the impact of higher debt levels in 2017 due to the acquisition of e2v. Interest expense in 2017 included $2.3 million in fees related to the terminated bridge facility in connection with the acquisition of e2v. Interest income was $2.4 million in 2017 and $0.3 million in 2016. Non-service retirement benefit income was $13.9 million in 2017, compared with $13.3 million in 2016. Other income and expense in 2017 and 2016 reflected $6.0 million and $5.5 million, respectively, of expense for a foreign currency option contract related to the e2v acquisition. Other income and expense for 2016 included a gain of $17.9 million on the sale of a former operating facility in California.

Income Taxes
The Company’s effective tax rate for 2017 was 20.8%, compared with 20.9% for 2016. Total year 2017 reflected $17.2 million in net discrete income tax benefits, which included an $8.5 million income tax benefit related to the release of valuation allowance for which the deferred tax assets are now determined more-likely-than-not to be realizable, $8.5 million income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitation, $8.8 million in net discrete tax benefits related to share-based accounting partially offset by $4.6 million related to adjustments for uncertain tax positions and the $4.7 million provisional charge, related to the Tax Act. Total year 2016 reflected $10.9 million in net discrete income tax benefits. The net discrete income tax benefits of $10.9 million, includes $6.7 million in income tax expense related to the $17.9 million gain on the sale of the operating facility and a $8.5 million income tax benefit related to the adoption of ASU No. 2016-09, as well as $9.1 million income tax benefit for the remeasurement of uncertain tax positions due to the expiration of statute of limitations, the release of valuation allowances and a favorable tax ruling in the Netherlands. Excluding the net discrete income tax benefits in both years, and the gain and related taxes on the operating facility sale in 2016, the effective tax rates would have been 26.8% for 2017 and 27.4% for 2016.
Segments
The following discussion of our four segments should be read in conjunction with Note 12 to the Notes to Consolidated Financial Statements.
Instrumentation

(Dollars in millions)	2018	2017	2016
Net sales	$1,021.2	$953.9	$876.7
Cost of sales	$575.2	$547.2	$494.9
Selling, general and administrative expenses	$298.6	$280.7	$272.4
Operating income	$147.4	$126.0	$109.4
Cost of sales % of net sales	56.3%	57.4%	56.5%
Selling, general and administrative expenses % of net sales	29.3%	29.4%	31.0%
Operating income % of net sales	14.4%	13.2%	12.5%
International sales % of net sales	51.0%	53.7%	53.8%
U.S. Government sales % of net sales	6.7%	6.8%	8.5%
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2018 compared with 2017
Our Instrumentation segment net sales for 2018 increased 7.1%, compared with 2017. Operating income for 2018 increased 17.0%, compared with 2017.
The 2018 net sales increase primarily resulted from higher sales of test and measurement instrumentation, environmental instrumentation and marine instrumentation, as well as the contribution from the SSI acquisition. Sales of test and measurement instrumentation increased $39.7 million. Sales of environmental instrumentation increased $25.3 million and included $12.1 million in incremental sales from the SSI acquisition. Sales of marine instrumentation increased by $2.3 million. The increase in operating income was primarily due to higher sales and improved margins for test and measurement instrumentation. Operating income in 2017 included a $2.6 million reversal of a previously reserved receivable that was collected during 2017. The incremental operating income included in the results for 2018 from recent acquisitions was $3.5 million.
Cost of sales increased by $28.0 million in 2018, compared with 2017, and primarily reflected the impact of higher net sales. The cost of sales percentage decreased to 56.3% in 2018 from 57.4% in 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2018, increased by $17.9 million, compared with 2017, and primarily reflected the impact of higher net sales. Selling, general and administrative expenses for 2018, as a percentage of sales, decreased slightly to 29.3%, compared with 29.4% for 2017.

2017 compared with 2016
Our Instrumentation segment net sales for 2017 increased 8.8%, compared with 2016. Operating income increased 15.2%, compared with 2016.
The 2017 net sales increase primarily resulted from higher sales of environmental instrumentation, test and measurement instrumentation and marine instrumentation, as well as the contribution from recent acquisitions. Sales of environmental instrumentation increased $44.2 million and primarily reflected higher sales of air monitoring instruments and $23.4 million in incremental sales from recent acquisitions. Sales of test and measurement instrumentation increased $21.0 million and included $9.7 million in incremental sales from recent acquisitions. Sales of marine instrumentation increased by $12.0 million and primarily reflected higher sales of sensors for energy exploration and autonomous subsea vehicles, partially offset by reduced sales of interconnect systems. The increase in operating income was primarily due to greater sales and improved margins for environmental and test and measurement instrumentation and lower severance and facility consolidation expenses. Total year 2017 included $8.5 million in lower severance and facility consolidation costs. Operating income in 2017 reflected a $2.6 million reversal of a previously reserved receivable that was collected during 2017. The incremental operating income in 2017 from recent acquisitions was $3.7 million, which reflected $1.9 million in additional intangible asset amortization.
Cost of sales increased by $52.3 million in 2017, compared with 2016, and primarily reflected the impact of higher net sales, partially offset by lower severance and facility consolidation expenses. The cost of sales percentage increased to 57.4% in 2017 from 56.5% in 2016. Selling, general and administrative expenses, including research and development and bid and proposal expense, in 2017, increased by $8.3 million, compared with 2016, and primarily reflected the impact of higher net sales. Selling, general and administrative expenses for 2017, as a percentage of net sales, decreased to 29.4%, compared with 31.0% for 2016.
Digital Imaging

(Dollars in millions)	2018	2017	2016
Net sales	$885.2	$717.7	$398.7
Cost of sales	$536.0	$448.6	$240.9
Selling, general and administrative expenses	$191.9	$158.7	$113.7
Operating income	$157.3	$110.4	$44.1
Cost of sales % of net sales	60.6%	62.5%	60.4%
Selling, general and administrative expenses % of net sales	21.6%	22.1%	28.5%
Operating income % of net sales	17.8%	15.4%	11.1%
International sales % of net sales	66.3%	64.5%	54.7%
U.S. Government sales % of net sales	10.2%	11.9%	18.3%
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes our sponsored and centralized research laboratories which benefit government programs and commercial businesses. In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the 2017 acquisition of e2v were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.
2018 compared with 2017
Our Digital Imaging segment net sales for 2018, increased 23.3%, compared with 2017. Operating income for 2018, increased 42.5%, compared with 2017.
The 2018 net sales included organic growth of $77.4 million and $90.1 million in incremental net sales from the e2v acquisition. Total year 2018 also reflected higher sales of X-ray detectors for life sciences applications, machine vision cameras for industrial applications, infrared detectors, geospatial hardware and software and MEMS products. The increase in operating income for 2018 reflected the impact of higher sales, favorable product mix and incremental operating profit from e2v. Operating income in 2017 reflected $8.0 million in acquisition-related costs related to the e2v acquisition. The incremental operating income reflected in the results for 2018 from the e2v acquisition was $32.9 million which included $1.1 million in additional intangible asset amortization expense.

Cost of sales for 2018 increased by $87.4 million, compared with 2017, and reflected the impact of higher net sales. The cost of sales percentage in 2018 decreased to 60.6% compared with 62.5% in 2017 and reflected product mix differences, as well as the inclusion in 2017 of $5.4 million of inventory fair value step-up amortization expense related to the e2v acquisition. Selling, general and administrative expenses for 2018 increased to $191.9 million, compared with $158.7 million in 2017 and reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased slightly to 21.6% in 2018 from 22.1% in 2017.
2017 compared with 2016
Our Digital Imaging segment net sales for 2017 increased 80.0%, compared with 2016. Operating income for 2017 increased 150.3%, compared with 2016.
The 2017 net sales increase reflected $252.3 million in incremental sales from recent acquisitions, primarily e2v. Total year 2017 also reflected higher sales of machine vision cameras for industrial applications, MEMS, geospatial hardware and software and X-ray detectors for life sciences applications. The increase in operating income in 2017, compared with 2016, reflected the impact of higher net sales, favorable product mix and incremental operating profit from e2v, partially offset by acquisition-related charges of $8.0 million. The incremental operating income included in the results for 2017 from recent acquisitions was $34.9 million, which included $10.5 million in additional intangible asset amortization expense.
Cost of sales for 2017 increased by $207.7 million, compared with 2016, and reflected the impact of higher net sales. The cost of sales percentage in 2017 increased to 62.5% compared with 60.4% in 2016 and reflected the impact of the e2v acquisition which carried a higher cost of sales percentage than the other digital imaging businesses collectively. Selling, general and administrative expenses for 2017 increased to $158.7 million, from $113.7 million in 2016 and reflected the impact of higher net sales. The selling, general and administrative expense percentage decreased to 22.1% in 2017 from 28.5% in 2016 and reflected the impact of the e2v acquisition which carried a lower selling, general and administrative expense percentage than the other digital imaging businesses collectively and lower research and development expense.

Aerospace and Defense Electronics

(Dollars in millions)	2018	2017	2016
Net sales	$696.5	$646.0	$615.9
Cost of sales	$437.3	$398.3	$382.3
Selling, general and administrative expenses	$124.0	$131.4	$126.9
Operating income	$135.2	$116.3	$106.7
Cost of sales % of net sales	62.8%	61.7%	62.1%
Selling, general and administrative expenses % of net sales	17.8%	20.3%	20.6%
Operating income % of net sales	19.4%	18.0%	17.3%
International sales % of net sales	28.7%	31.7%	32.6%
U.S. Government sales % of net sales	36.3%	34.8%	34.2%
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries. In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the 2017 acquisition of e2v were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017.
2018 compared with 2017
Our Aerospace and Defense Electronics segment net sales for 2018, increased 7.8% compared with 2017. Operating income for 2018, increased of 16.3%, compared with 2017.
The 2018 net sales increase reflected $61.0 million of higher sales of defense electronics, partially offset by $10.5 million of lower sales of aerospace electronics. The higher sales of defense electronics reflected higher sales in most product categories and included $12.3 million in incremental sales from the e2v acquisition. Operating income in 2018 reflected the impact of higher net sales, overall improved margins and favorable product mix. The incremental operating income included in the results for 2018 from the e2v acquisition was $6.9 million.

Cost of sales for 2018 increased by $39.0 million, compared with 2017, and reflected the impact of higher net sales. Cost of sales as a percentage of net sales for 2018 increased to 62.8% from 61.7% in 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $124.0 million in 2018, from $131.4 million in 2017 and reflected lower research and development and bid and proposal expense of $10.5 million. The selling, general and administrative expense percentage in 2018 decreased to 17.8% from 20.3% for 2017 and reflected the impact of lower research and development and bid and proposal expense.
2017 compared with 2016
Our Aerospace and Defense Electronics segment net sales for 2017 increased 4.9%, compared with 2016. Operating income for 2017 increased 9.0%, compared with 2016.
The 2017 net sales increase reflected $18.4 million of higher sales of aerospace electronics and higher sales of $11.7 million of defense electronics. The higher sales of defense electronics included $22.5 million in net sales from e2v, partially offset by $10.1 million in lower sales from the PCT business sold in July 2016. Operating income in 2017 reflected the impact of higher sales, overall improved margins and favorable product mix. The incremental operating income included in the results for 2017 from the e2v acquisition was $5.1 million.
Cost of sales for 2017 increased by $16.0 million, compared with 2016, and reflected the impact of higher net sales. Cost of sales as a percentage of sales for 2017 decreased slightly to 61.7% from 62.1% in 2016. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $131.4 million in 2017, compared with $126.9 million in 2016 and reflected the impact of higher net sales. The selling, general and administrative expense percentage in 2017 decreased slightly to 20.3% from 20.6% for 2016.
Engineered Systems

(Dollars in millions)	2018	2017	2016
Net sales	$298.9	$286.2	$258.6
Cost of sales	$242.5	$229.9	$211.4
Selling, general and administrative expenses	$23.7	$24.3	$20.7
Operating income	$32.7	$32.0	$26.5
Cost of sales % of net sales	81.2%	80.3%	81.8%
Selling, general and administrative expenses % of net sales	7.9%	8.5%	8.0%
Operating income % of net sales	10.9%	11.2%	10.2%
International sales % of net sales	15.2%	10.0%	11.2%
U.S. Government sales % of net sales	81.6%	85.2%	85.0%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2018 compared with 2017
Our Engineered Systems segment net sales for 2018, increased 4.4%, compared with 2017. Operating income for 2018 increased 2.2%, compared with 2017.
The 2018 sales increase of $12.7 million reflected higher sales of $24.7 million of engineered products and services, partially offset by lower sales of $12.0 million of turbine engines. The higher sales of engineered products and services, primarily reflected increased nuclear and aviation manufacturing programs and increased sales related to missile defense. Sales of turbine engines reflected lower sales of cruise missile engines. Operating income in 2018 increased due to higher sales of engineered products and services, partially offset by lower sales of turbine engines.
Cost of sales for 2018 increased by $12.6 million, compared with 2017, and reflected the impact of higher net sales. Cost of sales as a percentage of net sales for 2018 increased to 81.2%, compared with 80.3% in 2017. Selling, general and administrative expenses, including research and development and bid and proposal expense, decreased to $23.7 million in 2018, compared with $24.3 million in 2017, and reflected the impact of lower research and development and bid and proposal expense of $1.7 million. The selling, general and administrative expense percentage decreased to 7.9% for 2018, compared with 8.5% in 2017, and reflected the impact of lower research and development and bid and proposal expense.

2017 compared with 2016
Our Engineered Systems segment net sales for 2017 increased 10.7%, compared with 2016. Operating income for 2017 increased 20.8%, compared with 2016.
The 2017 net sales increase of $27.6 million reflected higher sales of $20.1 million of engineered products and services and $9.0 million of turbine engines, partially offset by lower sales of $1.5 million of energy systems products. The higher sales of engineered products and services primarily reflected greater sales from missile defense, space and marine manufacturing programs. The higher sales of turbine engines reflected greater sales for the JASSM missile program. Operating income in 2017 reflected the impact of higher net sales and a greater proportion of higher margin manufacturing programs.
Cost of sales for 2017 increased by $18.5 million, compared with 2016, and reflected the impact of higher net sales. Cost of sales as a percentage of sales for 2017 decreased to 80.3%, compared with 81.8% in 2016. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $24.3 million in 2017, compared with $20.7 million in 2016, and reflected the impact of higher sales and higher research and development and bid and proposal expense of $2.0 million. The selling, general and administrative expense percentage increased to 8.5% for 2017, compared with 8.0% in 2016 and reflected the impact higher research and development and bid and proposal expense.
Financial Condition, Liquidity and Capital Resources
Principal Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements, as well as acquisitions. We may deploy cash for the stock repurchase program. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements and could be used to fund acquisitions in 2019. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
Credit Facility, Senior Notes and Term Loans
In March 2017, Teledyne entered into a $100.0 million term loan with a maturity date of October 30, 2019. Subsequently, in March 2017, Teledyne entered into a cross currency swap to effectively convert the $100.0 million term loan to a €93.0 million denominated instrument with a fixed euro interest rate of 0.7055%. The proceeds from the term loan were used in connection with the acquisition of e2v. In April 2017, Teledyne entered into a note purchase agreement for a private placement of €250.0 million of senior unsecured notes due through April 2024. Teledyne used the proceeds of this private placement note issuance, among other things, to repay indebtedness and for general corporate purposes.
The Company has a $750.0 million unsecured credit facility (“credit facility”) that matures in December 2020. Excluding interest and fees, no payments are due under the credit facility until it matures. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit facility also provides for facility fees that vary between 0.12% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. The Company expects to amend the credit facility in the first quarter of 2019 in order to extend the maturity date from December 2020 to March 2024. In anticipation of the expected elimination of LIBOR in 2021, this credit facility amendment will include the procedure to switch to LIBOR alternative replacement rates in the future.

Long-term debt (in millions):	December 30, 2018	December 31, 2017
$750.0 million credit facility, due December 2020, weighted average rate of 5.50% at December 30, 2018 and 2.72% at December 31, 2017	$29.0	$165.0
Term Loans, weighted average rate of 2.94% at December 31, 2017	—	175.5
Term loan due October 2019, variable rate of 3.63% at December 30, 2018 and 2.80% at December 31, 2017, swapped to a Euro fixed rate of 0.7055%	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	57.2	60.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	114.4	120.0
1.09% €100 Million Fixed Rate Senior Notes due April 2024	114.4	120.0
Other debt	8.8	2.7
Total long-term debt	748.8	1,068.2
Current portion of long-term debt and debt issue costs	(138.7)	(4.3)
Total long-term debt, net of current portion	$610.1	$1,063.9
At December 30, 2018, we had $3.1 million in capital leases, of which $0.9 million is current. At December 30, 2018, we had $41.3 million in outstanding letters of credit.
Our credit facility, senior notes and term loans agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At December 30, 2018, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.
Financial covenant ratios and the actual ratios at December 30, 2018:

$750.0 million Credit Facility expires December 2020 and $100.0 million term loan due October 2019 (issued March 2017)

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.5 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	21.1 to 1

$611.0 million Private Placement Senior Notes due from 2019 to 2024

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.5 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	21.1 to 1

(a)	The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our private placement note purchase agreement and our $750.0 million credit agreement.

(b)	The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our private placement note purchase agreement and our $750.0 million credit agreement.
In the event of an acquisition, our debt instruments permit us, at our option, to exceed the Consolidated Leverage Ratio of 3.25 to 1 for up to four quarters following the fiscal quarter in which the acquisition event occurs, provided that the Consolidated Leverage Ratio does not exceed 3.5 to 1.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $686.3 million at December 30, 2018.

Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at December 30, 2018.
The amounts in the following table are generally consistent from year to year, closely reflect our levels of production and are not long-term in nature:

Contractual obligations (in millions):	2019	2020	2021	2022	2023	After 2023	Total
Debt obligations	$137.4	$129.5	$95.0	$157.1	$114.3	$115.5	$748.8
Interest expense(a)	18.8	12	9.2	5.3	1.6	0.5	47.4
Operating lease obligations	23.0	20.4	18.2	18.3	11.8	48.2	139.9
Capital lease obligations(b)	1.0	0.5	0.6	0.6	0.5	0.3	3.5
Purchase obligations (c)	141.9	21.5	7.2	5.8	0.7	0.9	178.0
Total	$322.1	$183.9	$130.2	$187.1	$128.9	$165.4	$1,117.6

(a)
Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2018 and is assumed to be paid at the end of each quarter with the final payment in December 2020 when the credit facility expires.

(b)	Includes imputed interest and the short-term portion of capital lease obligations.

(c)
Purchase obligations generally include contractual obligations for the purchase of goods and services and capital commitments that are enforceable and legally binding on us and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

Unrecognized tax benefits of $25.0 million are not included in the table above because $9.2 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At December 30, 2018, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plan for 2019. Our minimum funding requirements after 2019, as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2019 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 11 of the Notes to our Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
In 2018, net cash provided by operating activities was $446.9 million, compared with $374.7 million in 2017 and $317.0 million in 2016. The higher cash provided by operating activities in 2018, compared with 2017, was driven by higher operating income, partially offset by higher income tax payments of $28.0 million. The higher cash provided by operating activities in 2017, compared with 2016, reflected cash flow from e2v and the impact of higher operating income, partially offset by $12.1 million in higher income tax payments and the impact of transaction related payments for the e2v acquisition.
Free cash flow (cash provided by operating activities less capital expenditures) was $360.1 million in 2018, compared with $316.2 million in 2017 and $229.4 million in 2016. Adjusted free cash flow reflects the utilization of restricted cash from the sale of a former operating facility which funded, in part, the facility purchase pursuant to a 1031 like-kind exchange and was $360.1 million in 2018, compared with $316.2 million in 2017 and $248.9 million in 2016.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2018	2017	2016
Cash provided by operating activities	$446.9	$374.7	$317.0
Capital expenditures for property, plant and equipment, excluding facility purchase	(86.8)	(58.5)	(61.6)
Facility purchase pursuant to 1031 like-kind exchange	—	—	(26.0)
Total capital expenditures	(86.8)	(58.5)	(87.6)
Free cash flow	360.1	316.2	229.4
Restricted cash utilized for 1031 like-kind exchange facility purchase	—	—	19.5
Adjusted free cash flow	$360.1	$316.2	$248.9

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

Investing Activities
Net cash used in investing activities was $88.6 million, $831.2 million and $151.0 million for 2018, 2017 and 2016, respectively. Cash flows relating to investing activities consists primarily of cash used for acquisitions and other investments and capital expenditures, except 2016 also includes $9.3 million of cash received from the sale of a business and cash received of $19.5 million from the sale of a former operating facility.

Capital expenditures (in millions):	2018	2017	2016
Instrumentation	$14.8	$13.7	$50.9
Digital Imaging	36.3	23.6	12.5
Aerospace and Defense Electronics	19.6	10.7	12.6
Engineered Systems	12.2	5.8	5.9
Corporate	3.9	4.7	5.7
	$86.8	$58.5	$87.6
The increase in capital spending in 2018 compared with 2017, primarily reflects facility upgrades and expansions. The 2016 capital spending amount reflected the purchase of an operating facility for $26.0 million in the Instrumentation segment. During 2019, we plan to invest approximately $90.0 million in capital expenditures, principally to upgrade facilities and capital equipment, reduce manufacturing costs and introduce new products.
Acquisitions
Investing activities used cash for acquisitions and other investments of $3.1 million, $774.1 million and $93.4 million, in 2018, 2017 and 2016, respectively (see “Recent Acquisitions”). Teledyne funded the acquisitions primarily from borrowings under its credit facilities, issuance of senior notes and term loans and cash on hand. On February 5, 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $225.0 million in cash.
For all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition.
The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions and other investments made in 2017 (in millions):

	2017
Acquisition	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
e2v	March 28, 2017	$740.6	$494.3	$172.3
SSI	July 20, 2017	31.3	18.6	4.8
Other investments		2.2	0.6	0.4
		$774.1	$513.5	$177.5
(a) Net of any cash acquired and any purchase price adjustments.

Goodwill resulting from the SSI acquisition will be deductible for tax purposes. Goodwill resulting from the e2v acquisition will not be deductible for tax purposes.

Financing Activities
Financing activities for 2018 reflected net payments on debt of $306.5 million, compared with net proceeds from debt of $393.7 million in 2017 and net payments on debt of $163.1 million for 2016. Financing activities for 2017 reflected net borrowings from the $750.0 million credit facility of $165.0 million, the proceeds from a $100.0 million term loan and the proceeds from the private placement of €250.0 million of senior unsecured notes. Financing activities in 2016 also included the payment of $11.6 million for an option contract in connection with the e2v acquisition. Fiscal years 2018, 2017 and 2016 reflect proceeds from the exercise of stock options of $37.2 million, $24.9 million and $36.1 million, respectively.
Other Matters
Pension Plans
Teledyne has a domestic qualified defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 12% of Teledyne’s active employees as of December 30, 2018. As of January 1, 2004, new U.S. hires participate in a domestic defined contribution plan. In 2018, 2017 and 2016, Teledyne’s domestic pension plan was over 100% funded, thus no cash contributions were made. For the Company’s domestic pension plan, the discount rate for 2019 will increase to 4.59% from 4.02% in 2018. The company also has several small non-qualified domestic and foreign-based defined benefit pension plans.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
We intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. Due to the Tax Act, U.S. federal and applicable state income taxes have been accrued for the deemed repatriation. At December 30, 2018, the amount of undistributed foreign earnings was $381.1 million, for which we have not recorded a deferred tax liability of approximately $2.1 million for state corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2014, United Kingdom and France income tax matters for all years through 2014 and Canadian income tax matters for all years through 2010.
Costs and Pricing
Inflationary trends in recent years have been moderate. Current inventory costs, the increasing costs of equipment and other costs are considered in establishing sales pricing policies. The Company emphasizes cost containment and cost reductions in all aspects of its business.

Hedging Activities and Market Risk Disclosures
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, including Teledyne Digital Imaging and in British pounds for our U.K. companies, including e2v. These contracts are designated and qualify as cash flow hedges. The Company has converted a U.S. dollar denominated, variable rate debt obligation into a euro fixed rate obligation using a receive-float, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income/(loss) (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $2.8 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming 12 months total $0.1 million.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 30, 2018, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $81.6 million. These foreign currency forward contracts have maturities ranging from March 2019 to February 2020. e2v had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $17.2 million. These foreign currency forward contracts have maturities ranging from March 2019 to February 2020. Together these contracts had a negative fair value of $4.2 million. The cross currency swap has notional amounts of $93.0 million euros equivalent to $100.0 million, and matures in October 2019.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 30, 2018, Teledyne had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	77.0	U.S. Dollars	US$	57.1
Euros		€28.5	U.S. Dollars	US$	32.7
Great Britain Pounds		£1.2	Australian Dollars	A$	2.1
Great Britain Pounds		£35.4	U.S. Dollars	US$	44.9
Canadian Dollars	C$	23.7	Euros		€15.2
U.S. Dollars	US$	0.9	Japanese Yen		¥100.0
Singapore Dollars	S$	2.3	U.S. Dollars	US$	1.7
Danish Krone	Kr.	65.0	U.S. Dollars	US$	10.0
Great Britain Pounds		€9.0	Euros		£10.0
These contracts had a negative fair value of $0.6 million at December 30, 2018. The gains and losses on these derivatives which are not designated as hedging instruments, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change of the U.S. dollar from its value at December 30, 2018, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $13.9 million. A hypothetical 10 percent price change in the U.S. dollar from its value at December 30, 2018 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $10.7 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of December 30, 2018, we had$29.0 million outstanding under our $750.0 million credit facility. Any borrowings under the Company’s revolving credit line are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates.
We believe that adequate controls are in place to monitor any hedging activities. Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $6.0 million at December 30, 2018, and $5.1 million at December 31, 2017. As investigation and remediation of these sites proceed and new information is received, the Company will adjust accruals to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure beginning on page 24 and Notes 2 and 14 to our Notes to Consolidated Financial Statements.
Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 23% of total net sales in 2018, 24% of total net sales in 2017 and 27% of total sales in 2016. For a summary of sales to the U.S. Government by segment, see Note 12 to our Notes to Consolidated Financial Statements. Sales to the U.S. Department of Defense represented approximately 17%, 18% and 21% of total net sales for 2018, 2017 and 2016, respectively.
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

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at December 30, 2018, and December 31, 2017:

Reserves and Valuation Accounts (in millions): (a)	2018	2017
Allowance for doubtful accounts	$6.8	$10.3
Reduction to LIFO cost basis	$9.4	$10.6
Workers’ compensation and general liability reserves(b)	$8.9	$9.7
Environmental reserves(b)	$6.0	$5.1
Other accrued liability reserves(b)	$26.5	$28.3

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

Warranty Reserve (in millions):	2018	2017	2016
Balance at beginning of year	$21.1	$18.4	$17.1
Accruals for product warranties charged to expense	10.0	6.0	7.4
Cost of product warranty claims	(10.1)	(6.4)	(6.7)
Acquisitions	—	3.1	0.6
Balance at year-end	$21.0	$21.1	$18.4

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
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet.
We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2018, 2017 or 2016 was material to the consolidated statements of income for such annual periods.
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

Pension Plans
Teledyne has a domestic qualified defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 12% of Teledyne’s active employees. As of January 1, 2004, new U.S. hires participate in a defined contribution plan only. The Company also has several small domestic non-qualified and foreign-based defined benefit pension plans. At December 30, 2018, the benefit obligation for the domestic defined benefit pension plans totaled $731.7 million and the fair value of the net qualified plan assets totaled $780.3 million. At December 30, 2018, the benefit obligation for the foreign-based pension plans totaled $52.3 million and the fair value of the net plan assets totaled $43.4 million. The Company’s accounting for its defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the market related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization over our average employee future service period of approximately nine years. Significant assumptions used in determining the Company’s pension income or expense is the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations. The Company has assumed, based upon the types of securities the domestic qualified pension plan assets are invested in and the long-term historical returns of these investments, that the long-term expected return on the domestic qualified pension plan assets will be 7.8% in 2019 and the assumed discount rate for determining benefit obligations will be 4.59% in 2019. The Company’s long-term expected return on the domestic qualified pension assets used in 2018 was 8.0% and the assumed discount rate used in 2018 was 4.02%. The actual rate of return on the domestic qualified pension plan assets was a negative 4.4% in 2018 and a positive return of 15.7% in 2017 for its domestic qualified pension plan. If the actual rate of return on pension assets is below the expected rate of return, the Company may be required to make additional contributions to the pension trust. At December 30, 2018, the domestic qualified pension plan is over-funded and contributions are not required. The Company did not make any cash contributions to its domestic qualified pension plan since 2013 when it made a voluntary pretax cash contribution of $83.0 million. Each year beginning with 2014, the Society of Actuaries has released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, we updated the mortality assumptions used in determining our pension obligations. At year-end 2018, the Company has a $308.7 million non-cash reduction to stockholders’ equity and a long-term additional liability of $406.2 million related to its pension plans. At year-end 2017, the Company had a $229.5 million non-cash reduction to stockholders’ equity and a long-term additional liability of $366.3 million related to its pension plans.
Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2018 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(1.3)	$1.3
Change in long-term rate of return on plan assets	$(2.2)	$2.2
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
Goodwill and acquired intangible assets with indefinite lives are not amortized. We review goodwill and acquired indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company also performs an annual impairment test in the fourth quarter of each year. We test goodwill and acquired indefinite-lived intangible assets for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. Recorded impairment charges to acquired intangibles assets were not material in 2018, 2017 or

2016. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2018, 2017 or 2016.
We may use either a qualitative or quantitative approach when testing a reporting unit’s goodwill for impairment. For selected reporting units where we use the qualitative approach, we perform a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if we determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise we perform a quantitative impairment test. We perform quantitative tests for most reporting units at least once every three years. However, for certain reporting units we may perform a quantitative impairment test every year.
For goodwill impairment testing using the quantitative test, the Company estimates the fair value of the selected reporting units mainly through using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the reporting unit, including goodwill. The discounted cash flow model requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values over a multi-year period. There are inherent uncertainties related to these assumptions and management’s judgment in applying them to the analysis of goodwill impairment. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may be overstated and a charge would need to be taken against net earnings.
As of December 30, 2018, the Company had 12 reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranges from $1.2 million to $719.4 million. The Company’s analysis in 2018 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for each of the Company’s reporting units subject to a quantitative analysis as of the fourth quarter of 2018, the annual testing date, ranged from approximately 29% to 140%.
Changes in our projections used in the discounted cash flow model could affect the estimated fair value of certain of the Company’s reporting units and could result in a goodwill impairment charge in a future period. In order to evaluate the sensitivity of the fair value calculations used in the quantitative goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit subject to a quantitative impairment test and compared those values to the reporting unit carrying values. Based on this sensitivity analysis, the Company did not identify any goodwill impairment. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of our recorded goodwill, differences in assumptions may have a material effect on the results of our impairment analysis.
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

On December 22, 2017, the Tax Act was enacted, which significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a tax on deemed repatriation of non-U.S. earnings.  The repatriation tax resulted in a net tax expense of $26.2 million and the remeasurement of U.S. deferred tax assets and liabilities resulted in a net tax benefit of $21.5 million, for a net provisional charge of $4.7 million recorded in the fourth quarter of 2017.  The Company finalized its assessment of the Tax Act during the fourth quarter of 2018, resulting in a decrease of $0.8 million to the provisional charge and the repatriation tax. At December 30, 2018, $12.0 million of the repatriation tax remained to be paid. In February 2019, the remaining balance of $12.0 million was paid.
An increase of 100 basis point increase in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended December 30, 2018, of $3.9 million. For a description of the Company’s tax accounting policies, refer to Note 2 and Note 10 of our Notes to Consolidated Financial Statements.
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
Many factors could change the anticipated results, including: disruptions in the global economy; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures; impacts from the United Kingdom’s pending exit from the European Union; uncertainties related to the policies of the U.S. Presidential administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing could further negatively affect our businesses that supply the oil and gas industry. Increasing fuel costs could negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of our pension assets.
Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report on page 46 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 56 through 98. See the “Index to Financial Statements and Related Information” on page 56.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of December 30, 2018, of the company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of December 30, 2018, are effective.

Internal Controls
See Management Statement on page 57 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 58 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated's Internal Control over Financial Reporting.
There was no change in the company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 30, 2018, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.
Sarbanes-Oxley Disclosure Committee
The Company’s Sarbanes-Oxley Disclosure Committee includes the following members:
Carl W. Adams, Vice President, Business Risk Assurance
Cynthia Belak, Vice President and Controller
Stephen F. Blackwood, Senior Vice President, Strategic Sourcing, Tax and Treasurer
Melanie S. Cibik, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Duncan Forsythe, Senior Director, Taxation and Associate Treasurer
Michael C. Lee, Director, Global Income Tax Accounting
Brian A. Levan, Senior Director of Financial Reporting and Assistant Controller
Susan L. Main, Senior Vice President and Chief Financial Officer
S. Paul Sassalos, Associate General Counsel and Assistant Secretary
Jason VanWees, Executive Vice President
Tyler Vernon, Senior Director, SEC/GAAP Compliance and External Reporting
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
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
In addition to the information set forth under the caption “Executive Management” beginning on page 10 in Part I of this Report, the information required by this item is set forth in the 2019 Proxy Statement under the captions “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2019 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except for the table below, the information required by this item is set forth in the 2019 Proxy Statement under the caption “Stock Ownership Information” and is incorporated herein by reference. The following table summarizes information about our common stock that may be issued upon the exercise of options, warrant and rights under all of our equity compensation plans, as of December 30, 2018:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants or Rights (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders:
Amended and Restated 2008 Incentive Award Plan(1)	602,957		$60.19		—
Amended and Restated 2014 Incentive Award Plan(2)	1,461,783	(3)	$123.00	(4)	3,269,025	(5)
Equity Compensation plans not approved by security holders:
Employee Stock Purchase Plan(6)	—		—		1,000,000
Total	2,064,740		$104.66		4,269,025

1)
No additional awards may be granted under the Amended and Restated 2008 Incentive Award Plan (2008 Plan). Any shares available under the 2008 Plan on the effective date of the 2014 Plan or that were subject to awards under the 2008 Plan that were forfeited or lapsed following the effective date of the 2014 Plan are automatically transferred to the Amended and Restated 2014 Plan.

2)	On April 26, 2017, the stockholders of Teledyne approved the amendment and restatement of the 2014 Incentive Award Plan, which increased the shares available by 2,500,000.
3)
Does not include (i) 31,156 shares of stock reserved for issuance under the 2015-2017 cycle of our PSP, of which 8,586 shares were issued as part of the first installment payment in February 2019; (ii) 17,753 shares subject to restricted stock unit awards issued to employees and directors; and (iii) 51,123 shares reserved for issuance under the 2018-2020 cycle of our PSP.

4)	Does not include the securities described in footnote (3) above, which do not have an exercise price .
5)
The number of shares available for future issuance (i) includes shares transferred from the 2008 Plan (see footnote (1) above); and (ii) assumes the issuance of (a) 31,156 shares of stock reserved for issuance under the 2015-2017 cycle of our PSP, of which 8,586 shares were issued as part of the first installment payment in February 2019;(b) 17,753 shares subject to restricted stock unit awards issued to employees and directors; and (c) 51,123 shares reserved for issuance under the 2018-2020 cycle of our PSP.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is set forth in the 2019 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2019 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 56 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 98 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2018. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of December 30, 2018, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 58 of this Annual Report.

Date: February 22, 2019

/s/ ALDO PICHELLI
Aldo Pichelli
President and Chief Executive Officer

Date: February 22, 2019

/s/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018, of the Company and our report dated February 22, 2019, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the "Company") as of December 30, 2018 and December 31, 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 30, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of FASB ASC Topic 606, Revenue from Contracts with Customers, using the modified retrospective approach.
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
February 22, 2019

We have served as the Company's auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	For the Fiscal Year
	2018	2017	2016
Net Sales	$2,901.8	$2,603.8	$2,149.9
Costs and expenses
Cost of sales	1,791.0	1,624.0	1,329.5
Selling, general and administrative expenses	694.2	658.1	579.9
Total costs and expenses	2,485.2	2,282.1	1,909.4
Operating income	416.6	321.7	240.5
Interest and debt expense, net	(25.5)	(33.1)	(23.2)
Non-service retirement benefit income	13.5	13.9	13.3
Other income/(expense), net	(10.7)	(15.5)	10.7
Income before income taxes	393.9	287.0	241.3
Provision for income taxes	60.1	59.8	50.4
Net income	$333.8	$227.2	$190.9

Basic earnings per common share	$9.32	$6.45	$5.52
Weighted average common shares outstanding	35.8	35.2	34.6

Diluted earnings per common share	$9.01	$6.26	$5.37
Weighted average diluted common shares outstanding	37.0	36.3	35.5
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Fiscal Year
	2018	2017	2016
Net income	$333.8	$227.2	$190.9
Other comprehensive income (loss):
Foreign exchange translation adjustment	(79.5)	96.8	(24.6)
Hedge activity, net of tax	(5.4)	3.3	3.9
Pension and postretirement benefit adjustments, net of tax	(31.4)	21.8	(17.3)
Other comprehensive income (loss)(a)	(116.3)	121.9	(38.0)
Comprehensive income	$217.5	$349.1	$152.9
(a) Net of income tax benefit of $10.6 million in 2018, income tax expense of $12.7 million for 2017 and income tax benefit of $8.0 million for 2016.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
For the Fiscal Years Ended December 30, 2018 and December 31, 2017
(In millions, except share amounts)

	2018	2017
Assets
Current Assets
Cash	$142.5	$70.9
Accounts receivable, net	416.5	388.3
Unbilled receivables, net	145.3	89.8
Inventories, net	364.3	400.2
Prepaid expenses and other current assets	45.8	62.7
Total Current Assets	1,114.4	1,011.9
Property, plant and equipment, net	442.6	442.8
Goodwill, net	1,735.2	1,776.7
Acquired intangibles, net	344.3	398.9
Prepaid pension assets	88.2	127.2
Other assets, net	84.6	88.9
Total Assets	$3,809.3	$3,846.4
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$227.8	$191.7
Accrued liabilities	354.7	345.3
Current portion of long-term debt, capital leases and other debt	138.3	3.6
Total Current Liabilities	720.8	540.6
Long-term debt and capital leases	612.3	1,069.3
Other long-term liabilities	246.5	289.2
Total Liabilities	1,579.6	1,899.1
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125 million shares; Issued shares: 37,697,865 at December 30, 2018, and December 31, 2017; outstanding shares: 36,087,297 at December 30, 2018, and 35,540,233 at December 31, 2017	0.4	0.4
Additional paid-in capital	343.7	337.3
Retained earnings	2,523.7	2,139.6
Treasury stock, 1,610,568 at December 30, 2018 and 2,157,632 at December 31, 2017	(144.9)	(200.7)
Accumulated other comprehensive loss	(493.2)	(329.3)
Total Stockholders’ Equity	2,229.7	1,947.3
Total Liabilities and Stockholders’ Equity	$3,809.3	$3,846.4
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2016	$0.4	$345.3	$(309.9)	$1,721.5	$(413.2)	$1,344.1
Net income	—	—	—	190.9	—	190.9
Other comprehensive loss, net of tax	—	—	—	—	(38.0)	(38.0)
Treasury stock issued	—	(67.0)	67.0	—	—	—
Stock-based compensation	—	21.3	—	—	—	21.3
Exercise of stock options and other	—	36.1	—	—	—	36.1
Balance, January 1, 2017	0.4	335.7	(242.9)	1,912.4	(451.2)	1,554.4
Net income	—	—	—	227.2	—	227.2
Other comprehensive income, net of tax	—	—	—	—	121.9	121.9
Treasury stock issued	—	(42.2)	42.2	—	—	—
Stock-based compensation	—	24.9	—	—	—	24.9
Exercise of stock options and other	—	18.9	—	—	—	18.9
Balance, December 31, 2017	0.4	337.3	(200.7)	2,139.6	(329.3)	1,947.3
Net income	—	—	—	333.8	—	333.8
Other comprehensive loss, net of tax	—	—	—	—	(116.3)	(116.3)
Treasury stock issued	—	(55.8)	55.8	—	—	—
Stock-based compensation	—	37.2	—	—	—	37.2
Exercise of stock options and other	—	25.0	—	(0.6)	—	24.4
Cumulative effect of new accounting standards	—	—	—	50.9	(47.6)	3.3
Balance, December 30, 2018	$0.4	$343.7	$(144.9)	$2,523.7	$(493.2)	$2,229.7
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Fiscal Year
	2018	2017	2016
Operating Activities
Net income	$333.8	$227.2	$190.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113.0	113.0	87.3
Stock-based compensation	25.1	18.8	16.2
Change in fair value of derivative instruments	—	6.0	5.5
Gain on sale of facility	—	—	(17.9)
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable	(66.7)	(19.6)	(11.4)
Inventories	(1.7)	(7.4)	(9.1)
Prepaid expenses and other assets	7.6	(3.6)	(1.7)
Accounts payable	39.9	12.4	2.1
Accrued liabilities	17.8	16.2	26.8
Deferred and Income taxes payable, net	(26.4)	28.1	15.9
Long-term assets	4.9	(13.8)	1.0
Other long-term liabilities	(14.3)	18.3	11.4
Pension benefits	1.2	(19.7)	4.0
Postretirement benefits	(0.6)	(0.8)	(0.9)
Other operating, net	13.3	(0.4)	(3.1)
Net cash provided by operating activities	446.9	374.7	317.0
Investing Activities
Purchases of property, plant and equipment	(86.8)	(58.5)	(87.6)
Purchase of businesses and other investments, net of cash acquired	(3.1)	(774.1)	(93.4)
Proceeds from the sale of businesses and disposal of fixed assets	1.3	1.4	30.0
Sales proceeds transferred to escrow as restricted cash	—	—	(19.5)
Sales proceeds transferred from escrow to cash	—	—	19.5
Net cash used in investing activities	(88.6)	(831.2)	(151.0)
Financing Activities
Net proceeds (payments) on credit facility	(136.0)	165.0	(147.0)
Proceeds from other debt	11.5	100.0	6.1
Payments on other debt	(182.0)	(139.3)	(22.2)
Proceeds from issuance of senior notes	—	268.0	—
Proceeds from stock options exercised	37.2	24.9	36.1
Purchase of option contract	—	—	(11.6)
Other financing	(2.0)	(4.5)	(6.4)
Net cash provided by (used in) financing activities	(271.3)	414.1	(145.0)
Effect of exchange rate changes on cash	(15.4)	14.7	(7.5)
Change in cash	71.6	(27.7)	13.5
Cash—beginning of period	70.9	98.6	85.1
Cash—end of period	$142.5	$70.9	$98.6
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 30, 2018

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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2018 was a 52-week fiscal year and ended on December 30, 2018. Fiscal year 2017 was a 52-week fiscal year and ended on December 31, 2017. Fiscal year 2016 was a 52-week fiscal year and ended on January 1, 2017. References to the years 2018, 2017 and 2016 are intended to refer to the respective fiscal year unless otherwise noted.
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

Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income/(loss) (“AOCI”) for the fiscal years ended December 30, 2018, and December 31, 2017 (in millions):

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balance as of January 1, 2017	$(198.8)	$(2.8)	$(249.6)	$(451.2)

Other comprehensive income (loss) before reclassifications	96.8	(3.0)	—	93.8
Amounts reclassified from AOCI	—	6.3	21.8	28.1
Net other comprehensive income	96.8	3.3	21.8	121.9
Balance as of December 31, 2017	(102.0)	0.5	(227.8)	(329.3)

Other comprehensive income (loss) before reclassifications	(79.5)	1.0	—	(78.5)
Amounts reclassified from AOCI	—	(6.4)	(31.4)	(37.8)
Net other comprehensive loss	(79.5)	(5.4)	(31.4)	(116.3)
Reclassification of income tax effects for ASU 2018-02	—	—	(47.6)	(47.6)
Balance as of December 30, 2018	$(181.5)	$(4.9)	$(306.8)	$(493.2)

The reclassification out of AOCI for the fiscal years ended December 30, 2018, and December 31, 2017, are as follows (in millions):

	December 30, 2018	December 31, 2017
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(8.7)	$8.5	See Note 2
Income tax impact	2.3	(2.2)	Provision for income taxes
Total	$(6.4)	$6.3

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(6.1)	$(6.1)	See Note 11
Amortization of net actuarial loss	31.5	29.2	See Note 11
Pension adjustments	(66.6)	10.2	See Note 11
Total before tax	(41.2)	33.3
Income tax impact	9.8	(11.5)
Net of tax	$(31.4)	$21.8

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
For over time contracts using cost-to-cost, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. This EAC process requires management’s judgment to make reasonably dependable cost estimates. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2018 was approximately $4.4 million of favorable operating income, primarily related to changes in estimates that favorably impacted revenue. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of our revenue, we recognize warranty services as a separate performance obligations when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet, which represented $111.5 million and $15.3 million as of December 30, 2018, and $110.3 million and $15.5 million as of January 1, 2018, respectively. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, we record an unbilled receivable (contract asset) for the amount we are entitled to receive based on our enforceable right to payment. The unbilled receivable balance increased from the beginning of the year by $26.5 million, or 22.4%, primarily due to work performed ahead of billings on certain over time revenue contracts primarily in our Aerospace and Defense Electronics and Instrumentation operating segments. Contract liabilities increased slightly from the beginning of the year by $1.0 million, or 0.8%. The Company recognized revenue of $79.7 million during the year ended December 30, 2018 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of December 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,716.6 million. The Company expects approximately 72% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 28% recognized thereafter.
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

Warranty Reserve (in millions):	2018	2017	2016
Balance at beginning of year	$21.1	$18.4	$17.1
Accruals for product warranties charged to expense	10.0	6.0	7.4
Cost of product warranty claims	(10.1)	(6.4)	(6.7)
Acquisitions	—	3.1	0.6
Balance at end of year	$21.0	$21.1	$18.4

Research and Development
Selling, general and administrative expenses include Company-funded research and development and bid and proposal costs which are expensed as incurred and were $185.6 million in 2018, $177.7 million in 2017 and $167.7 million in 2016.
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
Net Income Per Common Share
Basic and diluted earnings per share were computed based on net income. The weighted average number of common shares outstanding during the period was used in the calculation of basic earnings per share. This number of shares was increased by contingent shares that could be issued under various compensation plans as well as by the dilutive effect of stock options based on the treasury stock method in the calculation of diluted earnings per share.
The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

Net Income Per Common Share:	2018	2017	2016
Net income	$333.8	$227.2	$190.9
Basic earnings per common share:
Weighted average common shares outstanding	35.8	35.2	34.6

Basic earnings per common share	$9.32	$6.45	$5.52
Diluted earnings per share:
Weighted average common shares outstanding	35.8	35.2	34.6
Effect of diluted securities	1.2	1.1	0.9
Weighted average diluted common shares outstanding	37.0	36.3	35.5

Diluted earnings per common share	$9.01	$6.26	$5.37
For 2018, 2,580 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the year. For 2017 and 2016, no stock options were excluded in the computation of diluted earnings per share.
For 2018, 2017 and 2016, stock options to purchase 2.1 million, 2.3 million and 2.2 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.
 In addition, no contingent shares of the Company’s common stock under the restricted stock or performance share compensation plans were excluded from fully diluted shares outstanding for 2018, 2017 or 2016.
Accounts Receivable
Accounts receivables are presented net of an allowance for doubtful accounts of $6.8 million at December 30, 2018, and $10.3 million at December 31, 2017. Expense recorded for the allowance for doubtful accounts was $0.6 million, $4.2 million and $0.7 million for 2018, 2017 and 2016, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and is based upon specific identification, collection history and creditworthiness of the debtor. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
Cash
Cash totaled $142.5 million at December 30, 2018, of which $126.6 million was held by foreign subsidiaries of Teledyne.
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
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment, including assets under capital leases, was $73.5 million in 2018, $65.9 million in 2017 and $57.6 million in 2016.
Goodwill and Other Intangible Assets
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Goodwill and intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determine it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise the Company performs a quantitative impairment test. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units the Company may perform a quantitative impairment test every year.
The two-step quantitative impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2018, 2017 or 2016.
The Company reviews intangible assets subject to amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Acquired intangible assets with finite lives are amortized and reflected in the segment’s operating income over their estimated useful lives. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. Recorded impairment charges to acquired intangibles assets were not material in 2018, 2017 or 2016.
Deferred Compensation Plan
The Company has a non-qualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of December 30, 2018 and December 31, 2017, $52.4 million and $55.3 million, respectively, is included in other long-term liabilities related to these deferred compensation liabilities. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $56.1 million and $57.2 million, as of December 30, 2018 and December 31, 2017, respectively, and are recorded in other non-current assets.
 Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed in the period incurred. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which is generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary. The Company’s reserves for environmental remediation obligations totaled $6.0 million and $5.1 million at December 30, 2018 and December 31, 2017, respectively.
Foreign Currency Translation
The Company’s foreign entities’ accounts are generally measured using local currency as the functional currency. Assets and liabilities of these entities are translated at the exchange rate in effect at year-end. Revenues and expenses are translated at average month end rates of exchange prevailing during the year. Unrealized translation gains and losses arising from differences in exchange rates from period to period are included as a component of AOCI.
Hedging Activities/Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, including DALSA and in British pounds for our U.K. companies, including e2v. These contracts are designated and qualify as cash flow hedges. The Company has also converted a U.S. dollar denominated, variable rate debt obligation into a euro fixed rate obligation using a receive-float, pay fixed cross currency swap. This cross currency swap is designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, excluding time value, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to cost of sales in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $2.8 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swap expected to be reclassified from AOCI into income in the coming 12 months total $0.1 million.
In the event that the gains or losses in AOCI are deemed to be ineffective, the ineffective portion of gains or losses resulting from changes in fair value, if any, is reclassified to other income and expense. In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of December 30, 2018, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $81.6 million. These foreign currency forward contracts have maturities ranging from March 2019 to February 2020. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $17.2 million. These foreign currency forward contracts have maturities ranging from March 2019 to April 2020. The cross currency swap has notional amounts of 93.0 million euros equivalent to $100.0 million, matures in October 2019.

In addition, the Company utilizes foreign currency forward contracts which are not designated as hedging instruments for accounting purposes to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of December 30, 2018, Teledyne had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars	C$	77.0	U.S. Dollars	US$	57.1
Euros		€28.5	U.S. Dollars	US$	32.7
Great Britain Pounds		£1.2	Australian Dollars	A$	2.1
Great Britain Pounds		£35.4	U.S. Dollars	US$	44.9
Canadian Dollars	C$	23.7	Euros		€15.2
U.S. Dollars	US$	0.9	Japanese Yen		¥100.0
Singapore Dollars	S$	2.3	U.S. Dollars	US$	1.7
Danish Krone	Kr.	65.0	U.S. Dollars	US$	10.0
Great Britain Pounds		£9.0	Euros		€10.0
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
The effect of derivative instruments designated as cash flow hedges for 2018 and 2017 was as follows (in millions):

	2018	2017
Net gain (loss) recognized in AOCI (a)	$1.2	$(3.8)
Net gain (loss) reclassified from AOCI into cost of sales (a)	$2.1	$(0.9)
Net gain reclassified from AOCI into interest expense	$2.4	$1.3
Net gain (loss) reclassified from AOCI into other income and expense, net (b)	$4.2	$(10.7)
Net foreign exchange loss recognized in other income and expense, net (c)	$(0.5)	$(0.7)
(a)Effective portion
(b)Amount reclassified to offset earnings impact of liability hedged by cross currency swap
(c)Amount excluded from effectiveness testing
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2018 and 2017 was a loss of $24.8 million and $2.9 million, respectively.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	December 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$—	$3.8
Cash flow cross currency swaps	Other assets	—	2.2
Cash flow forward contracts	Accrued liabilities	(4.2)	—
Cash flow cross currency swaps	Accrued liabilities	(6.3)	—
Cash flow cross currency swaps	Other long-term liabilities	—	(13.9)
Total derivatives designated as hedging instruments		(10.5)	(7.9)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	—	4.9
Non-designated forward contracts	Accrued liabilities	(0.6)	(1.2)
Total derivatives not designated as hedging instruments		(0.6)	3.7
Total liability derivatives		$(11.1)	$(4.2)
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $64.7 million for 2018, which are net of $7.6 million in tax refunds. Cash payments for federal, foreign and state income taxes were $36.7 million for 2017, which are net of $8.5 million in tax refunds. Cash payments for federal, foreign and state income taxes were $24.6 million for 2016, which are net of $1.4 million in tax refunds. Cash payments for interest and credit facility fees totaled $28.1 million, $32.4 million and $23.6 million for 2018, 2017 and 2016, respectively.
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
Related Party Transactions
For all periods presented, the Company had no material related party transactions that required disclosure.
Recent Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, to address a specific consequence of the Tax Cuts and Jobs Act (“Tax Act”) by allowing a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Act reduction of the U.S. federal corporate income tax rate.  The guidance is effective for all entities for annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act is recognized.   In the third quarter of 2018, Teledyne elected to early adopt this ASU and elected to reclassify, in the period of enactment, stranded tax effects totaling $47.6 million from AOCI to retained earnings in its consolidated balance sheet. The reclassification amount primarily included income tax effects related to our pension and postretirement benefit plans. Income tax effects remaining in AOCI will be released into earnings as the related pretax amounts are reclassified to earnings.
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
In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU requires the service cost component of net benefit costs to be disaggregated from all other components and be reported in the same line item or items as other compensation costs and allow only the service cost component to be eligible for capitalization when applicable. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and before income from operations. The Company adopted the requirements of this ASU as of January 1, 2018 on a retrospective basis. As such, the Company recast its 2017 and 2016 financial statements to conform to the current period presentation. The adoption of this standard did not impact pre-tax income or earnings per share reported for the years ended December 31, 2017 and January 1, 2017 and did not have a material impact on our Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The ASU is intended to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted for any entity in any interim or annual period. Teledyne elected to adopt early this ASU in the third quarter of 2016, therefore Teledyne is required to report the material impacts of this standard as though the ASU had been adopted at the beginning of the fiscal year. Accordingly, Teledyne recognized additional income tax benefits as an increase to net income of $8.5 million for 2016. Teledyne has elected to record forfeitures as they occur, which did not have a material impact on the consolidated financial results. The new guidance did not impact any periods prior to our 2016 fiscal year, as the changes were applied on a prospective basis.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. The new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The new guidance can be adopted using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements. We adopted the new standard on December 31, 2018, the beginning of our 2019 fiscal year using the modified retrospective transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of a right-of-use asset and a lease liability of less than 4% of our total assets at December 30, 2018. The adoption of this standard did not have a material impact related to existing leases and as a result, a cumulative-effect adjustment was not recorded. The new standard also requires expanded disclosure regarding the amounts, timing and uncertainties of cash flows related to a company’s lease portfolio. We are evaluating these disclosure requirements and are incorporating the collection of relevant data into our processes in preparation for disclosure in 2019. We do not expect the new standard to have a material impact on our results of operations and/or cash flows. Please refer to Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K for additional information about the Company’s leases, including the future minimum lease payments of the Company’s operating leases at December 30, 2018.
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
The Company adopted the requirements of Topic 606 as of January 1, 2018, using the modified retrospective transition method which required a cumulative-effect adjustment as of the date of adoption. Adoption of Topic 606 primarily impacted contracts for which revenue prior to fiscal year 2018 was recognized using the percentage of completion (“POC”), units-of-delivery or milestone methods, as these contracts are now recognized primarily using the POC cost-to-cost method to depict the transfer of control of the good or service to the customer as the work on the contract is performed. Also, to a much lesser extent, certain contracts for customized goods and services, certain products sold to the U.S. Government, and product repair contracts are now recognized over time, as control of the good or service produced transfers to the customer over time in accordance with the guidance in Topic 606. For impacted contracts that were in process at December 31, 2017, we calculated the difference in the life to date revenue (and related costs and expenses) between legacy accounting standards and Topic 606, with the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of retained earnings, as shown below. The prior year comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. While Topic 606 includes additional disclosures, as discussed within these Notes to the consolidated financial statements, comparative disclosures with prior periods are not required in the year of adoption due to our use of the modified retrospective transition method. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in millions):

	Balance at December 31, 2017	Topic ASC 606 Adjustments	Balance at January 1, 2018
Assets
Accounts receivable, net	$388.3	1.0	$389.3
Unbilled receivables, net	$89.8	29.0	$118.8
Inventories, net	$400.2	(24.8)	$375.4
Liabilities
Accrued liabilities	$345.3	1.9	$347.2
Stockholders’ Equity
Retained earnings	$2,139.6	3.3	$2,142.9
In accordance with the requirements of Topic 606, the disclosure of the impact of adoption on the consolidated income statement and balance sheet for the year ended December 30, 2018 was as follows (in millions):

	For the year ended December 30, 2018
	As Reported	Topic ASC 606 Adjustments	Without ASC 606 Adoption
Net sales	$2,901.8	(52.3)	$2,849.5
Cost of sales	$1,791.0	(35.9)	$1,755.1
Provision for income taxes	$60.1	(4.1)	$56.0
Net income	$333.8	(12.3)	$321.5

	As of December 30, 2018
	Balance as Reported	Topic ASC 606 Adjustments	Balance Without ASC 606 Adoption
Assets
Accounts receivable, net	$416.5	(1.4)	$415.1
Unbilled receivables, net	$145.3	(67.1)	$78.2
Inventories, net	$364.3	46.3	$410.6
Liabilities
Accrued liabilities	$354.7	(6.6)	$348.1
Stockholders' Equity
Retained earnings	$2,523.7	(15.6)	$2,508.1
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $3.1 million, $774.1 million and $93.4 million on acquisitions and other investments in 2018, 2017 and 2016, respectively, net of any cash acquired.
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
Most of e2v’s operations are included in the Digital Imaging and Aerospace and Defense Electronics segments. The Instrumentation segment includes a small portion of e2v’s operations. Principally located in Chelmsford, United Kingdom and Grenoble, France, e2v had sales of approximately £236 million for its fiscal year ended March 31, 2016. e2v’s results have been included since the date of the acquisition and include $274.2 million in net sales and operating income of $37.3 million, which included $8.3 million in acquisition-related costs and $11.2 million in additional intangible asset amortization expense for 2017.
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
On November 2, 2016, Teledyne Instruments, Inc. acquired assets of IN USA, Inc. (“IN USA”) for $10.2 million in cash. IN USA, headquartered in Norwood, Massachusetts, manufactures a range of ozone generators, ozone analyzers and other gas monitoring instruments utilizing ultraviolet and infrared based technologies. Teledyne relocated and consolidated manufacturing into the owned facility of Teledyne Advanced Pollution Instrumentation in San Diego, California.

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
Teledyne’s goodwill was $1,735.2 million at December 30, 2018, and $1,776.7 million at December 31, 2017. The decrease in the balance of goodwill in 2018 resulted from the impact of exchange rate changes, partially offset by adjustments for the purchase accounting allocation for the e2v and SSI acquisitions. Teledyne’s net acquired intangible assets were $344.3 million at December 30, 2018, and $398.9 million at December 31, 2017. The decrease in the balance of acquired intangible assets in 2018 primarily resulted from the amortization of acquired intangible assets, partially offset by the impact of exchange rate changes. The Company’s cost to acquire the 2017 acquisitions has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the e2v and SSI acquisitions, resulting in an increase to goodwill of $3.9 million for e2v and $4.8 million for SSI in 2018.
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
The following tables show the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions made in 2017 (in millions):

	2017
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
e2v	March 28, 2017	$740.6	$494.3	$172.3
SSI	July 20, 2017	31.3	18.6	4.8
Other Investments		2.2	0.6	0.4
		$774.1	$513.5	$177.5
(a) Net of any cash acquired.

Fair values allocated to the assets acquired and liabilities assumed (in millions):	2017
Current assets, excluding cash acquired	$149.6
Property, plant and equipment	94.5
Goodwill	513.5
Acquired intangible assets	177.5
Other long-term assets	9.8
Total assets acquired	944.9
Current liabilities	(82.6)
Long-term liabilities	(88.2)
Total liabilities assumed	(170.8)
Cash paid, net of cash acquired	$774.1
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the acquisitions made in 2017 (dollars in millions):

	2017
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years
Proprietary technology	$102.5	11.7
Customer list/relationships	25.2	12.9
Backlog	3.0	0.8
Trademarks	—	n/a
Total intangibles subject to amortization	130.7	11.6

Intangibles not subject to amortization:
Trademarks	46.8	n/a

Total acquired intangible assets	$177.5	n/a

Goodwill	$513.5	n/a
Goodwill resulting from the SSI acquisition will be deductible for tax purposes. Goodwill resulting from the e2v acquisition will not be deductible for tax purposes.

Goodwill (in millions):	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at January 1, 2017	$713.3	$317.4	$139.4	$23.4	$1,193.5
Current year acquisitions	25.8	441.3	37.7	—	504.8
Foreign currency changes	17.3	56.9	4.9	(0.7)	78.4
Balance at December 31, 2017	756.4	815.6	182.0	$22.7	1,776.7
Current year acquisitions	1.8	—	—	—	1.8
Foreign currency changes and other (a)	(3.5)	(5.9)	(33.5)	(0.4)	(43.3)
Balance at December 30, 2018	$754.7	$809.7	$148.5	$22.3	$1,735.2

(a)
Certain prior period balances have been recast due to a business realignment between the Aerospace and Defense Electronics segment and the Digital Imaging segment. Please refer to Note 12 Business Segments of the Notes to Consolidated Financial Statements included in this Form 10-K for further information.

	2018			2017
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Other acquired intangible assets (in millions):
Proprietary technology	$313.7	$179.8	$133.9	$329.6	$159.4	$170.2
Customer list/relationships	148.8	90.9	57.9	153.2	82.7	70.5
Patents	0.7	0.6	0.1	0.7	0.6	0.1
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	3.9	3.0	0.9	3.9	2.7	1.2
Backlog	15.6	15.6	—	16.3	15.9	0.4
Other acquired intangible assets subject to amortization	483.6	290.8	192.8	504.6	262.2	242.4
Other acquired intangible assets not subject to amortization:
Trademarks	151.5	—	151.5	156.5	—	156.5
Total other acquired intangible assets	$635.1	$290.8	$344.3	$661.1	$262.2	$398.9
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
The Company recorded $39.5 million, $41.4 million and $28.3 million in amortization expense in 2018, 2017 and 2016, respectively, for other acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2019 - $29.1; 2020 - $27.5; 2021 - $26.5; 2022 - $23.7; 2023 - $19.8.
The estimated remaining useful lives by asset category as of December 30, 2018, are as follows:

Intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	6.5
Customer list/relationships	6.8
Patents	3.6
Backlog	n/a
Trademarks	5.5
Total intangibles subject to amortization	6.5
Note 4. Financial Instruments
The Company had no cash equivalents at December 30, 2018 or December 31, 2017. The fair value of the Company’s forward currency contracts as of December 30, 2018 and December 31, 2017, are disclosed in Note 2, “Hedging Activities/Derivative Instruments,” of the Notes to Consolidated Financial Statements below and are based on Level 2 inputs. The fair value of the Company’s senior unsecured notes as described in Note 9, “Long-Term Debt,” of the Notes to Consolidated Financial Statements approximated the carrying value based upon Level 2 inputs at December 30, 2018 and December 31, 2017. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 9, at December 30, 2018 and December 31, 2017, approximates the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable

Accounts Receivable and Unbilled Receivables (in millions):	Balance at year-end
	2018	2017
Commercial and other billed receivables	$381.9	$372.4
Commercial and other unbilled receivables	96.4	47.4
U.S. Government and prime contractors contract receivables:
Billed receivables	41.3	26.2
Unbilled receivables	48.9	42.4
	568.5	488.4
Allowance for doubtful accounts	(6.7)	(10.3)
Total accounts receivable and unbilled receivable, net	$561.8	$478.1
Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers. The Company believes that substantially all such amounts will be billed and collected within one year.

Note 6. Inventories

Inventories (in millions):	Balance at year-end
	2018	2017
Raw materials and supplies	$205.6	$200.2
Work in process	117.5	157.9
Finished goods	50.5	54.1
	373.6	412.2
Progress payments	—	(1.4)
Reduction to LIFO cost basis	(9.3)	(10.6)
Total inventories, net	$364.3	$400.2
Inventories at cost determined on the LIFO method were $42.3 million at December 30, 2018, and $63.6 million at December 31, 2017. The remainder of the inventories using average cost or the FIFO methods, were $331.3 million at December 30, 2018, and $348.6 million at December 31, 2017. Certain inventory costs are also reflective of the estimates used in applying the percentage-of-completion revenue recognition method.
The Company recorded $0.1 million in LIFO income in 2018, $2.9 million in LIFO income in 2017 and $0.7 million of LIFO income in 2016.
Note 7. Supplemental Balance Sheet Information

Property, plant and equipment (in millions):	Balance at year-end
	2018	2017
Land	$59.6	$61.4
Buildings	254.7	256.6
Equipment and software	694.3	656.4
	1,008.6	974.4
Accumulated depreciation and amortization	(566.0)	(531.6)
Total property, plant and equipment, net	$442.6	$442.8

The following table presents the balance of selected components of Teledyne’s balance sheet (in millions):

Balance sheet items	Balance sheet location	December 30, 2018	December 31, 2017
Salaries and wages	Accrued liabilities	$116.5	$121.6
Customer related accruals, deposits and credits	Accrued liabilities	$111.6	$109.6
Deferred tax liabilities	Other long-term liabilities	$51.2	$61.8

Note 8. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, January 3, 2016	37,697,865	3,183,266
Acquired	—	138,831
Issued	—	(734,994)
Balance, January 1, 2017	37,697,865	2,587,103
Issued	—	(429,471)
Balance, December 31, 2017	37,697,865	2,157,632
Issued	—	(547,064)
Balance, December 30, 2018	37,697,865	1,610,568
Shares issued include stock options exercised as well as shares issued under certain compensation plans.
Treasury Stock
On January 27, 2015, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to 2,500,000 shares of its common stock. On January 26, 2016, the Company’s Board of Directors authorized an additional stock repurchase program authorizing the Company to repurchase up to an additional 3,000,000 shares of its common stock. In 2015, the Company spent $243.8 million to repurchase a total of 2,561,815 shares of its common stock. The 2015 and 2016 stock repurchase authorizations are expected to remain open continuously, with respect to the shares remaining thereunder, and the number of shares repurchased will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Future repurchases are expected to be funded with cash on hand and borrowings under the Company’s credit facility. No repurchases were made since 2015. Up to approximately three million shares may be repurchased under the stock repurchase programs.
Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2018, 2017 or 2016.
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
Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years. The Company recorded $19.8 million, $14.2 million, and $11.6 million for stock option expense, for 2018, 2017 and 2016, respectively. The Company issues shares of common stock upon the exercise of stock options. On January 22, 2019, the Company granted 388,507 stock options to its employees at an exercise price of $217.39 per share.
The total pretax intrinsic value of options exercised during 2018 and 2017 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $69.6 million and $33.1 million, respectively. At December 30, 2018, the intrinsic value of stock options outstanding was $202.6 million and the intrinsic value of stock options exercisable was $156.6 million. During 2018 and 2017, the amount of cash received from the exercise of stock options was $37.2 million and $24.9 million, respectively.
At December 30, 2018, there was $26.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.
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

Stock option valuation assumptions:	2018	2017	2016
Expected dividend yield	—	—	—
Expected volatility	31.0%	32.3%	32.7%
Risk-free interest rate	1.99% to 2.58%	1.0% to 2.5%	1.5%
Expected life in years	6.8	7.2	7.2
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2018, 2017 and 2016 was $71.89, $48.45 and $29.95, respectively.
Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2018		2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,285,703	$83.73	2,175,442	$70.44	2,383,870	$63.74
Granted	376,065	$192.28	543,880	$123.40	520,310	$78.46
Exercised	(516,927)	$71.95	(390,835)	$63.96	(687,018)	$52.54
Canceled or expired	(80,101)	$129.85	(42,784)	$92.79	(41,720)	$82.49
Ending balance	2,064,740	$104.66	2,285,703	$83.73	2,175,442	$70.44
Options exercisable at end of period	1,257,766	$78.26	1,443,241	$70.35	1,530,847	$65.52
The following table provides certain information with respect to stock options outstanding and stock options exercisable at December 30, 2018, under the stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$20.70-$49.99	230,366	$43.29	1.8	230,366	$43.29
$50.00-$99.99	1,032,206	$80.13	5.5	892,430	$80.40
$100.00-$149.99	447,694	$123.40	8.2	134,248	$123.39
$150.00-$199.99	351,894	$192.01	9.2	722	$192.00
Over $199.99	2,580	$231.98	9.7	—	$—
	2,064,740	$104.66	6.3	1,257,766	$78.26
Performance Shares
Teledyne’s Performance Share Plan (“PSP”) provides grants of performance share units, which key officers and executives may earn if Teledyne meets specified performance objectives over a three-year period. Awards are payable in cash and to the extent available, shares of Teledyne common stock. Awards are generally paid to the participants in three annual installments after the end of the performance cycle so long as they remain employed by Teledyne (with an exception for retirement). Participants in the PSP program can elect to receive a cash payment in lieu of awarded shares to pay income taxes due with respect to an installment payment.  The cash payment in lieu of awarded shares is based on the then current market value of Teledyne stock.
In February 2015, the performance cycle for the three-year period ending December 31, 2017, was set. Under the plan, and based on actual performance, the Company issued 6,481 shares in 2018 and 8,586 shares in 2019. A total of 15,578 remain to be issued in 2020.
In February 2018, the performance cycle for the three-year period ending December 31, 2020, was set. Under the plan, and based on actual performance, the maximum number of shares that could be issued in three equal installments in 2021, 2022 and 2023, is 51,123.
The calculated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The expected expense for these shares was calculated using a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index (for the 2018 performance cycle, the comparator is the Russell 1000). No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $5.1 million, $4.6 million and $2.1 million in compensation expense related to the PSP program for fiscal years 2018, 2017 and 2016, respectively.
Restricted Stock
Under Teledyne’s restricted stock award program selected officers and key executives receive a grant of stock equal to a specified percentage of the participant’s annual base salary at the date of grant. The restricted stock is subject to transfer and forfeiture restrictions during an applicable “restricted period”. The restrictions have both time-based and performance-based components. The restricted period expires (and the restrictions lapse) on the third anniversary of the date of grant, subject to the achievement of stated performance objectives over a specified three-year performance period. If employment is terminated (other than by death, retirement or disability) during the restricted period, the stock grant is forfeited.
The calculated expense for restricted stock awards to employees is based on a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 2000 Index (for the 2018 awards the comparator is the Russell 1000). No adjustment to the calculated expense will be made regardless of actual performance. The Company recorded $4.4 million, $2.7 million and $2.7 million in compensation expense related to restricted stock awards to employees, for fiscal years 2018, 2017 and 2016, respectively. At December 30, 2018, there was $2.7 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.5 years.
The following table shows restricted stock award activity for grants made to employees:

Restricted stock:	Shares	Weighted average fair value per share
Balance, January 3, 2016	99,636	$81.15
Granted	37,104	$72.91
Issued	(39,357)	$67.15
Forfeited/Canceled	(339)	$79.93
Balance, January 1, 2017	97,044	$83.68
Granted	24,232	$114.42
Issued	(30,704)	$87.98
Forfeited/Canceled	(2,136)	$82.53
Balance, December 31, 2017	88,436	$90.63
Granted	16,733	$171.80
Issued	(28,855)	$92.74
Forfeited/Canceled	(2,094)	$133.20
Balance, December 30, 2018	74,220	$106.92
Non-employee directors each receive restricted stock units valued at $110,000 (or valued at $55,000 for a person who becomes a director for the first time after the date of the Annual Meeting). The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was approximately $1.0 million for each of 2018, 2017 and 2016.
The following table shows restricted stock award activity for grants made to non-employee directors:

Directors Restricted stock:	Shares	Weighted average fair value per share
Balance, January 3, 2016	9,534	$108.95
Granted	10,305	$96.00
Issued	(8,532)	$108.93
Balance, January 1, 2017	11,307	$97.16
Granted	7,371	$134.26
Issued	(10,305)	$96.00
Balance, December 31, 2017	8,373	$131.25
Granted	5,112	$193.39
Issued	(5,733)	$134.26
Balance, December 30, 2018	7,752	$170.00

In December 2016, Teledyne granted 16,045 restricted stock units with a grant date fair value of $2.0 million to Teledyne’s then Chief Executive Officer, which vest in equal annual installments over three years. The calculated expense for restricted stock units is based on the market price of a share of Teledyne common stock at the grant date, which is recognized over the vesting period and was $0.7 million in 2018, $0.7 million in 2017 and less than $0.1 million in 2016. In December 2018, we issued 2,697 shares under the plan and 2,651 shares were withheld to pay income taxes. In December 2017, we issued 2,389 shares under the plan and 2,960 shares were withheld to pay income taxes.

Note 9. Long-Term Debt

Long-Term Debt (in millions):	December 30, 2018	December 31, 2017
$750.0 million revolving credit facility, due December 2020, weighted average rate of 5.50% at December 30, 2018 and 2.72% at December 31, 2017	$29.0	$165.0
Term Loans, weighted average rate of 2.94% at December 31, 2017	—	175.5
Term loan due October 2019, variable rate of 3.63% at December 30, 2018 and 2.8% at December 31, 2017, swapped to a Euro fixed rate of 0.7055% at December 31, 2017	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	57.2	60.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	114.4	120.0
1.09% €100 Million Fixed Rate Senior Notes due April 2024	114.4	120.0
Other debt	8.8	2.7
Total long-debt	748.8	1,068.2
Current portion of long-term debt and debt issue costs	(138.7)	(4.3)
Total long-term debt, net of current portion	$610.1	$1,063.9
Future minimum principal payments on long-term debt are as follows: 2019 - $137.4 million; 2020 - $129.5 million; 2021 - $95.0 million; 2022 - $157.1 million; 2023 - $114.3 million; 2024 and beyond - $115.5 million. The Company has no sinking fund requirements.
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
The Company has a $750.0 million credit facility (“credit facility”) that matures in December 2020. The other material terms of the credit facility, including covenants, remain unchanged. Excluding interest and fees, no payments are due under the credit facility until it matures. The credit agreements require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR-based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit agreement also provides for facility fees that vary between 0.12% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $686.3 million at December 30, 2018. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at December 30, 2018, the Company was in compliance with these covenants. At year-end 2018, Teledyne had $41.3 million in outstanding letters of credit.

Total interest expense including credit facility fees and other bank charges was $29.2 million in 2018, $35.5 million in 2017 and $23.6 million in 2016.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt was considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at December 30, 2018, and December 31, 2017, approximated the carrying value.
Note 10. Income Taxes
On December 22, 2017, the Tax Act was enacted, which significantly revised the U.S. corporate income tax by, among other things, lowering corporate income tax rates, implementing the territorial tax system and imposing a tax on deemed repatriation of non-U.S. earnings.  The repatriation tax resulted in a net tax expense of $26.2 million and the remeasurement of U.S. deferred tax assets and liabilities resulted in a net tax benefit of $21.5 million, for a net provisional charge of $4.7 million recorded in the fourth quarter of 2017.  The Company finalized its assessment of the Tax Act during the fourth quarter of 2018, resulting in a decrease of $0.8 million to the provisional charge and the repatriation tax. At December 30, 2018, $12.0 million of the repatriation tax remained to be paid. In February 2019, the remaining balance of $12.0 million was paid.
Income before income taxes included income from domestic operations of $243.7 million for 2018, $187.2 million for 2017 and $195.2 million for 2016. Income before taxes included income from foreign operations of $150.2 million for 2018, $99.8 million for 2017 and $46.1 million for 2016.

Income tax provision/(benefit) - (in millions):	2018	2017	2016
Current
Federal	$22.9	$54.0	$43.0
State	8.1	6.4	3.9
Foreign	31.8	22.8	3.4
Total current	62.8	83.2	50.3
Deferred
Federal	2.3	(10.7)	4.3
State	0.6	(3.6)	(4.8)
Foreign	(5.6)	(9.1)	0.6
Total deferred	(2.7)	(23.4)	0.1
Provision for income taxes	$60.1	$59.8	$50.4
The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

Tax rate reconciliation:	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.9	1.8	1.6
Research and development tax credits	(2.3)	(3.2)	(2.0)
Investment tax credits	(1.2)	(1.5)	(1.8)
Qualified production activity deduction	—	(1.3)	(1.6)
Foreign rate differential	1.1	(4.2)	(2.7)
Net reversals for unrecognized tax benefits	(0.3)	(0.8)	(1.5)
Stock-based compensation (ASU No. 2016-09)	(3.3)	(3.1)	(3.5)
Provisional charges related to U.S. tax reform	(0.2)	1.6	—
Other	(1.4)	(3.5)	(2.6)
Effective income tax rate	15.3%	20.8%	20.9%

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
The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2018	2017
Long-term:
Accrued liabilities	$20.3	$16.9
Inventory valuation	11.9	14.3
Accrued vacation	7.8	7.6
Deferred compensation and other benefit plans	20.0	11.6
Postretirement benefits other than pensions	2.5	3.0
Tax credit and net operating loss carryforward	43.8	49.8
Valuation allowance	(5.4)	(8.8)
Total deferred income tax assets	100.9	94.4
Deferred income tax liabilities:
Long-term:
Property, plant and equipment differences	20.5	28.6
Intangible amortization	112.0	113.4
Other	7.1	3.4
Total deferred income tax liabilities	139.6	145.4
Net deferred income tax liabilities	$38.7	$51.0
We intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company's foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. Due to the Tax Act, U.S. federal and applicable state income taxes have been accrued for the deemed repatriation. At December 30, 2018, the amount of undistributed foreign earnings was $381.1 million, for which we have not recorded a deferred tax liability of approximately $2.1 million for state corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets decreased by $3.4 million in 2018, primarily related to the evidence for future utilization of the remaining investment tax credits.
At December 30, 2018, the Company had approximately $50.1 million of net operating loss carryforward from foreign entities primarily from the Company’s Danish entity, which has no expiration date. The Company had foreign capital loss carryforward in the amount of $2.0 million which has no expiration date. The Company also has federal capital loss carryforward in the amount of $1.3 million which expires in 2023. Also the Company had aggregate Canadian federal and provincial investment tax credits of $11.9 million, which have expiration dates of 2030 to 2039. In addition, the Company had domestic federal and state net operating loss carryforward of $3.5 million and $122.8 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries, and have expiration dates ranging from 2030 to 2037 and the state net operating loss carryforward amounts have expiration dates ranging from 2020 to 2038. Finally, the Company had federal research and development credit carryforward in the amount of $1.2 million which will expire between 2032 and 2035 and state tax credits of $11.8 million, of which $10.3 million have no expiration date and $1.5 million have expiration dates ranging from 2023 to 2033.

Unrecognized tax benefits (in millions):	2018	2017	2016
Beginning of year	$26.0	$24.5	$28.8
Increase in prior year tax positions (a)	2.3	0.5	1.6
Increase for tax positions taken during the current period	2.1	9.8	1.6
Reduction related to settlements with taxing authorities	(0.1)	—	—
Reduction related to lapse of the statute of limitations	(5.2)	(8.8)	(7.5)
Impact of exchange rate changes	(0.1)	—	—
End of year	$25.0	$26.0	$24.5
a) Includes the impact of acquisitions in all years.
The Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $4.4 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues in the next 12 months.
We recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of operations of $0.3 million of expense, $0.5 million of benefit and $0.2 million of expense, for 2018, 2017 and 2016, respectively. Interest and penalties in the amount of $1.7 million, $1.4 million and $1.9 million were recognized in the 2018, 2017 and 2016 statement of financial position, respectively. Substantially all of the unrecognized tax benefits as of December 30, 2018, if recognized would affect our effective tax rate.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2014, United Kingdom and France tax matters for all years through 2014 and Canadian income tax matters for all years through 2010.
Note 11. Pension Plans and Postretirement Benefits
Pension Plans
Teledyne has a defined benefit pension plan covering substantially all U.S. employees hired before January 1, 2004, or approximately 12% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan only. The Company also has several small domestic non-qualified and foreign-based defined benefit pension plans.
The Company’s U.S. domestic qualified pension plan purchased group annuity contracts from insurance companies and paid a total annuity premium of $17.8 million in 2018 and $19.0 million in 2017.   These annuity contracts transfer the obligation to the insurance companies to guarantee the full payment of all annuity payments to existing retired pension plan participants or their surviving beneficiaries. These annuity contracts assume all investment risk associated with the assets that were delivered as the annuity contract premiums. These annuity contracts covered 321 and 412 existing retired pension plan participants for 2018 and 2017, respectively at the time of purchase.
The domestic qualified pension plan was amended in 2015 to allow participants at retirement to elect a lump-sum payment. In 2018, 2017 and 2016, the Company made lump sum payments of $18.6 million, $21.7 million and $14.6 million, respectively, from the domestic qualified pension plan assets to certain participants in the plan as a result of these lump sum offers. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and post-retirement obligations.

	Domestic			Foreign
	2018	2017	2016	2018	2017	2016
Service cost - benefits earned during the period (in millions)	$9.8	$10.2	$10.4	$0.9	$1.0	$0.8

	Domestic			Foreign
Pension non-service income (in millions):	2018	2017	2016	2018	2017	2016
Interest cost on benefit obligation	31.5	35.6	38.9	1.3	1.2	1.6
Expected return on plan assets	(70.0)	(71.3)	(72.9)	(1.7)	(2.1)	(2.2)
Amortization of prior service cost	(6.0)	(6.0)	(6.0)	(0.1)	(0.1)	—
Amortization of actuarial loss	31.1	28.6	26.6	0.4	0.6	0.6
Curtailment	—	—	—	(0.1)	(0.4)	—
Pension non-service income	$(13.4)	$(13.1)	$(13.4)	$(0.2)	$(0.8)	$—

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
The following assumptions were used to measure the net benefit income/cost within each respective year for the domestic qualified plan and the foreign plans:

Pension Plan Assumptions:	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plan - 2018	4.02%	2.75%	8.00%
Domestic plan - 2017	4.54%	2.75%	8.00%
Domestic plan - 2016	4.91%	2.75%	8.00%

Foreign plans - 2018	0.70% - 2.40%	1.00% - 2.50%	1.00% - 4.50%
Foreign plans - 2017	0.60% - 2.50%	1.00% - 2.50%	1.00% - 5.90%
Foreign plans - 2016	0.90% - 3.60%	1.00% - 2.43%	1.40% - 6.50%
For its domestic pension plan the Company is projecting a long-term rate of return on plan assets of 7.80% in 2019. For its foreign based pension plans the Company is projecting a long-term rate of return on plan assets will range from 1.00% to 3.80% in 2019.

	Domestic		Foreign
	2018	2017	2018	2017
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$812.3	$810.9	$57.8	$51.4
Service cost - benefits earned during the year	9.8	10.2	0.9	1.0
Interest cost on projected benefit obligation	31.5	35.6	1.3	1.2
Actuarial (gain) loss	(41.2)	41.9	(1.7)	(1.6)
Benefits paid(a)	(80.7)	(86.3)	(1.9)	(2.4)
Plan amendments	—	—	1.1	—
Settlements/curtailments	—	—	(2.4)	(3.0)
Other - including foreign currency	—	—	(2.8)	5.7
Business combinations	—	—	—	5.5
Benefit obligation - end of year	$731.7	$812.3	$52.3	$57.8

Accumulated benefit obligation - end of year	$728.5	$809.4	$49.1	$53.7

(a)	The 2018, 2017 and 2016 amounts include lump sum payments to certain participants of $18.6 million, $21.7 million and $14.6 million, respectively.

The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plan			Foreign Plans
	2018	2017	2016	2018	2017	2016
Discount rate	4.59%	4.02%	4.54%	0.90% - 2.60%	0.70% - 2.40%	0.60% - 2.50%
Salary growth rate	2.75%	2.75%	2.75%	1.00% - 2.50%	1.00% - 2.50%	1.00% - 2.30%

	Domestic		Foreign
	2018	2017	2018	2017
Changes in plan assets (in millions):
Fair value of net plan assets - beginning of year	$896.0	$857.1	$46.7	$42.1
Actual return on plan assets	(37.0)	123.1	0.8	2.5
Employer contribution - other benefit plan	2.0	2.1	2.2	2.6
Foreign currency changes	—	—	(2.5)	4.3
Benefits paid	(80.7)	(86.3)	(1.9)	(2.4)
Other	—	—	(1.9)	(2.4)
Fair value of net plan assets - end of year	$780.3	$896.0	$43.4	$46.7

The measurement date for the Company’s pension plans is December 31.

The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2018 and 2017 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

	Domestic		Foreign
	2018	2017	2018	2017
Funded status	$48.6	$83.7	$(8.9)	$(11.1)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset long-term	$88.2	$127.2	$—	$—
Accrued pension obligation long-term	(31.8)	(35.4)	(8.6)	(11.1)
Accrued pension obligation short-term	(2.6)	(2.6)	(0.3)	—
Other long-term liabilities	(5.2)	(5.5)	—	—
Net amount recognized	$48.6	$83.7	$(8.9)	$(11.1)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost (credit)	$(18.6)	$(24.7)	$0.8	$(0.2)
Net loss	417.6	383.0	6.4	8.2
Net amount recognized, before tax effect	$399.0	$358.3	$7.2	$8.0

Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2018	2017
Projected benefit obligation	$91.9	$101.3
Accumulated benefit obligation	$88.8	$97.3
Fair value of plan assets	$43.4	$46.7
 At year-end 2018 and 2017 the Company had an accumulated non-cash reduction to stockholders’ equity of $306.8 million and $227.8 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $96.9 million at year end 2018 and $135.8 million at year end 2017.
At December 30, 2018, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2019 for the pension plans are: net loss $31.0 million and net prior service credit $6.0 million.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2019	$53.4	$2.8
2020	54.9	1.9
2021	54.8	2.0
2022	55.9	2.1
2023	55.7	2.4
2024-2028	271.8	11.8
Total	$546.5	$23.0
The following table sets forth the percentage of year-end market value by asset class for the pension plans:

Market value by asset class:	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2018	2017	2018	2017
Equity instruments	51%	58%	53%	46%
Fixed income instruments	34	29	27	30
Alternatives and other	15	13	20	24
Total	100%	100%	100%	100%

The Company has an active management policy for the pension assets in the qualified domestic pension plan. The long term asset allocation target for the domestic plan consists of approximately 66% in equity instruments a portion in alternatives and approximately 34% in fixed income instruments.
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
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of December 30, 2018, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$53.0	$—	$53.0
Equity securities	56.3	233.6	—	289.9
U.S. government securities and futures	99.3	—	—	99.3
Corporate bonds	—	34.3	—	34.3
Insurance contracts related to foreign plans	—	12.0	—	12.0
Fair value of net plan assets at the end of the year	$155.6	$332.9	$—	$488.5

Investments measured at net asset value:
Alternatives				$204.1
Mutual funds (c)				63.0
Senior secured loans				0.2
Mortgage-backed securities				42.8
High yield bonds				25.2
Fair value of net plan assets at the end of the year				$335.3
a) There were no transfers of plan assets between the three levels of the fair value hierarchy during the year.
b) Reflects cash and cash equivalents held in overnight cash investments.
c) 53% of mutual funds invest in fixed income types of securities; 47% invest in equity securities.
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
The Company’s contributions associated with its 401(k) plans were $11.9 million, $9.8 million and $9.3 million, for 2018, 2017 and 2016, respectively.
Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. No service cost was incurred for these plans in 2018 or in 2017. In 2016, service cost was less than $0.1 million.

Postretirement benefits non-service income (in millions):	2018	2017	2016
Interest cost on benefit obligation	0.4	0.4	0.5
Amortization of actuarial gain	(0.3)	(0.4)	(0.4)
Postretirement benefits non-service income	$0.1	$—	$0.1

Changes in benefit obligation (in millions):	2018	2017
Benefit obligation - beginning of year	$9.7	$9.8
Interest cost on projected benefit obligation	0.4	0.4
Actuarial loss	(0.1)	0.8
Benefits paid	(1.3)	(1.3)
Benefit obligation - end of year	$8.7	$9.7
The measurement date for the Company’s postretirement plans is December 31.

Future postretirement plan benefit payments (in millions):
2019	$1.0
2020	0.9
2021	0.9
2022	0.8
2023	0.8
2024-2028	3.3
Total	$7.7
The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year-end 2018 and 2017 (in millions):

	2018	2017
Funded status:
Funded status	$(8.7)	$(9.7)
Unrecognized net gain	(2.5)	(2.7)
Accrued benefit cost	$(11.2)	$(12.4)

Amounts recognized in the consolidated balance sheets:
Accrued postretirement benefits (long-term)	$(7.7)	$(8.7)
Accrued postretirement benefits (short-term)	(1.0)	(1.0)
Accumulated other comprehensive income	(2.5)	(2.7)
Net amount recognized	$(11.2)	$(12.4)
At December 30, 2018, the amount in AOCI that has not yet been recognized as a component of net periodic benefit income for the retiree medical plans is a: net gain $2.5 million and no net prior service credit. At December 30, 2018, the estimated amortization from AOCI expected to be recognized as components of net periodic benefit income during 2019 for the retiree medical plans is a: net gain of $0.2 million and no net prior service cost.
 The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 6.25% in 2019 and was assumed to decrease to 5.0% by the year 2024 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2018 and would result in an increase in the postretirement benefit obligation by $0.2 million at December 30, 2018. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2018 and would result in a decrease in the postretirement benefit obligation by $0.2 million at December 30, 2018.
Note 12. Business Segments
The Company has four reportable segments: Instrumentation; Digital Imaging; Aerospace and Defense Electronics; and Engineered Systems. The Company manages, evaluates and aggregates its operating segments for segment reporting purposes primarily on the basis of product and service type, production process, distribution methods, type of customer, management organization, sales growth potential and long-term profitability. The Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, electronic test and measurement equipment and harsh environment interconnect products. The Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared and X-ray spectra, for use in industrial, government and medical applications, as well as micro electro-mechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. It also includes our sponsored and centralized research laboratories benefiting government programs and businesses. The Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft and components and subsystems for wireless and satellite communications, as well as general aviation batteries. In the third quarter of 2016, Teledyne completed the disposition of the net assets of its PCT business for $9.3 million in cash resulting in no gain or loss. PCT, which was part of the Aerospace and Defense Electronics segment, had sales of $10.1 million for 2016. For 2016, PCT reported a pretax loss of $3.1 million. In the second quarter of 2018, we realigned the reporting structure for certain of our microwave product groupings. These products, acquired with the 2017 acquisition of e2v were formerly reported as part of the Aerospace and Defense Electronics segment and are now reported as part of the Digital Imaging segment. Previously reported segment data has been adjusted to reflect this change. Total sales for these products were $24.2 million for fiscal year 2017. The Engineered Systems segment provides innovative systems engineering and integration, advanced technology application, software development and manufacturing solutions for defense, space, environmental and energy applications. The Engineered Systems segment also designs and manufactures electrochemical energy systems and small turbine engines.
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
As part of a continuing effort to reduce costs and improve operating performance the Company may take and have taken actions to consolidate and relocate certain facilities and reduce headcount across various businesses, reducing our exposure to weak end markets and high cost locations. At December 30, 2018, $2.8 million remains to be paid related to these actions.

The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2018	2017	2016
Instrumentation	$5.6	$2.1	$10.6
Digital Imaging	0.7	—	2.0
Aerospace and Defense Electronics	1.3	2.1	4.6
Engineered Systems	0.2	—	0.1
Total	$7.8	$4.2	$17.3

Information on the Company’s business segments was as follows (in millions):

Net sales:	2018	2017	2016
Instrumentation	$1,021.2	$953.9	$876.7
Digital Imaging	885.2	717.7	398.7
Aerospace and Defense Electronics	696.5	646.0	615.9
Engineered Systems	298.9	286.2	258.6
Total net sales	$2,901.8	$2,603.8	$2,149.9

Operating income:	2018	2017	2016
Instrumentation	$147.4	$126.0	$109.4
Digital Imaging	157.3	110.4	44.1
Aerospace and Defense Electronics	135.2	116.3	106.7
Engineered Systems	32.7	32.0	26.5
Corporate expense	(56.0)	(63.0)	(46.2)
Total operating income	$416.6	$321.7	$240.5

Depreciation and amortization:	2018	2017	2016
Instrumentation	$37.0	$38.2	$37.3
Digital Imaging	51.7	50.2	26.2
Aerospace and Defense Electronics	13.5	14.0	14.4
Engineered Systems	3.7	4.0	4.1
Corporate	7.1	6.6	5.3
Total depreciation and amortization	$113.0	$113.0	$87.3

Capital expenditures:	2018	2017	2016
Instrumentation	$14.8	$13.7	$50.9
Digital Imaging	36.3	23.6	12.5
Aerospace and Defense Electronics	19.6	10.7	12.6
Engineered Systems	12.2	5.8	5.9
Corporate	3.9	4.7	5.7
Total capital expenditures	$86.8	$58.5	$87.6

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets.

Identifiable assets:	2018	2017	2016
Instrumentation	$1,392.7	$1,413.6	$1,361.0
Digital Imaging	1,600.9	1,606.5	671.1
Aerospace and Defense Electronics	521.4	495.4	449.4
Engineered Systems	116.6	107.0	93.9
Corporate (a)	177.7	223.9	199.0
Total identifiable assets	$3,809.3	$3,846.4	$2,774.4
(a) The amount for 2018, 2017 and 2016 includes $88.2 million, $127.2 million and $88.5 million prepaid pension asset, respectively.
Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales by country of origin:	2018	2017	2016
United States	$2,044.9	$1,834.6	$1,645.7
Canada	294.8	266.1	209.2
United Kingdom	178.8	197.5	109.6
France	40.1	36.1	7.9
All other countries	343.2	269.5	177.5
Total sales	$2,901.8	$2,603.8	$2,149.9

Long-lived assets:	2018	2017	2016
United States	$1,402.3	$1,495.4	$1,404.9
Canada	264.6	288.2	273.5
United Kingdom	414.9	487.9	103.3
France	353.8	370.2	3.2
All other countries	246.7	182.0	138.1
Total long-lived assets	$2,682.3	$2,823.7	$1,923.0
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
The tables below provide a summary of the sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2018	2017	2016
Environmental Instrumentation	$339.6	$314.3	$270.1
Marine Instrumentation	433.0	430.7	418.7
Test and Measurement Instrumentation	248.6	208.9	187.9
Total	$1,021.2	$953.9	$876.7
Sales to the U.S. Government included sales to the U.S. Department of Defense of $494.9 million in 2018, $479.7 million in 2017, and $449.4 million in 2016. Total sales to international customers were $1,353.7 million in 2018, $1,208.5 million in 2017, and $919.4 million in 2016. Of these amounts, sales by operations in the United States to customers in other countries were $600.5 million in 2018, $555.5 million in 2017, and $539.4 million in 2016. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments generally were priced at prevailing market prices and were $23.4 million, $22.8 million and $20.2 million for 2018, 2017 and 2016, respectively.

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

	Twelve Months Ended December 30, 2018
	Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$68.3	$952.9	$1,021.2
Digital Imaging	90.5	794.7	885.2
Aerospace and Defense Electronics	252.5	444.0	696.5
Engineered Systems	244.0	54.9	298.9
Total	$655.3	$2,246.5	$2,901.8
a) Includes sales as a prime contractor or subcontractor.

	Twelve Months Ended December 30, 2018
	Contract Type
(in millions)	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$1,001.0	$20.2	$1,021.2
Digital Imaging	805.4	79.8	885.2
Aerospace and Defense Electronics	693.7	2.8	696.5
Engineered Systems	99.6	199.3	298.9
Total	$2,599.7	$302.1	2,901.8

	Twelve Months Ended December 30, 2018
	Geographic Region (a)
(in millions)	United States	Europe	All other	Total
Net sales:
Instrumentation	$835.0	$134.6	$51.6	$1,021.2
Digital Imaging	239.3	280.1	365.8	885.2
Aerospace and Defense Electronics	681.7	12.6	2.2	696.5
Engineered Systems	288.9	10.0	—	298.9
Total	$2,044.9	$437.3	$419.6	$2,901.8
a) Net sales by geographic region of origin.

Note 13. Lease Commitments
Operating lease agreements, which include leases for manufacturing facilities and office space frequently include renewal options and require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements.
At December 30, 2018, future minimum lease payments for capital leases and for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Lease Commitments:	Capital	Operating
2019	$1.0	$23.2
2020	0.5	20.6
2021	0.6	18.4
2022	0.6	18.4
2023	0.5	11.8
Thereafter	0.3	48.2
Total minimum lease payments	3.5	$140.6
Less:
Imputed interest	(0.4)
Current portion	(0.9)
Present value of minimum capital lease payments, net of current portion	$2.2
The 2018 property, plant and equipment accounts included $4.1 million of property leased under capital leases and $2.7 million of related accumulated depreciation. The 2017 property, plant and equipment accounts included $11.0 million of property leased under capital leases and $6.4 million of related accumulated depreciation. Rental expense under operating leases, net of immaterial sublease income, was $30.7 million in 2018, $26.9 million in 2017 and $28.1 million in 2016.
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
At December 30, 2018, the Company’s reserves for environmental remediation obligations totaled $6.0 million, of which $1.4 million is included in current accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
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
Note 15. Subsequent Event
On February 5, 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $225.0 million in cash. Located in the United States and Canada, the acquisition will be part of the Digital Imaging segment.

Note 16. Quarterly Financial Data (Unaudited)

Fiscal Year 2018 (a) (in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$695.6	$732.5	$725.3	$748.4
Costs and expenses
Cost of sales (b)	438.2	447.0	446.2	459.6
Selling, general and administrative expenses	169.0	174.0	173.6	177.6
Total costs and expenses	607.2	621.0	619.8	637.2
Operating income	88.4	111.5	105.5	111.2
Interest and debt expense, net	(7.1)	(6.7)	(6.0)	(5.7)
Non-service retirement benefit income	3.4	3.3	3.4	3.4
Other expense, net	(2.5)	(3.7)	(2.7)	(1.8)
Income before income taxes	82.2	104.4	100.2	107.1
Provision for income taxes (b)	15.7	18.5	9.9	16.0
Net income	$66.5	$85.9	$90.3	$91.1

Basic earnings per common share	$1.87	$2.40	$2.52	$2.53

Diluted earnings per common share	$1.81	$2.32	$2.43	$2.45

a) Fiscal year 2018 was a 52-week fiscal-year, each quarter contained 13 weeks.
b) Includes $2.1 million in net discrete income tax benefits in the first quarter, $3.4 million in net discrete income tax benefits in the second quarter, $11.4 million in net discrete income tax benefits the third quarter and $6.9 million in net discrete income tax benefits in the fourth quarter.

Fiscal Year 2018 (in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales:
Instrumentation	$239.0	$262.6	$256.2	$263.4
Digital Imaging	211.0	225.3	223.0	225.9
Aerospace and Defense Electronics	173.6	173.5	171.1	178.3
Engineered Systems	72.0	71.1	75.0	80.8
Total net sales	$695.6	$732.5	$725.3	$748.4

Operating income:
Instrumentation	$27.8	$40.9	$35.7	$43.0
Digital Imaging	34.6	43.3	42.3	37.1
Aerospace and Defense Electronics	31.7	33.7	33.3	36.5
Engineered Systems	7.2	7.4	9.3	8.8
Corporate expense	(12.9)	(13.8)	(15.1)	(14.2)
Total operating income	$88.4	$111.5	$105.5	$111.2

Fiscal Year 2017 (a) (in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$566.1	$671.1	$662.2	$704.4
Costs and expenses
Cost of sales	357.0	421.2	408.6	437.2
Selling, general and administrative expenses (b)	154.3	167.1	164.1	172.6
Total costs and expenses	511.3	588.3	572.7	609.8
Operating income	54.8	82.8	89.5	94.6
Interest and debt expense, net (b)	(8.2)	(9.1)	(8.2)	(7.6)
Non-service retirement benefit income	3.3	3.4	3.4	3.8
Other expense, net (b)	(9.3)	(0.7)	(3.0)	(2.5)
Income before income taxes	40.6	76.4	81.7	88.3
Provision for income taxes (c)	10.1	16.3	12.7	20.7
Net income	$30.5	$60.1	$69.0	$67.6

Basic earnings per common share	$0.87	$1.71	$1.95	$1.91

Diluted earnings per common share	$0.84	$1.66	$1.90	$1.84

a) Fiscal year 2017 was a 52-week fiscal-year, each quarter contained 13 weeks. The 2017 periods have been adjusted to reflect the adoption of ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.

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

Fiscal Year 2017 (a) (in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales:
Instrumentation	$232.8	$233.8	$232.5	$254.8
Digital Imaging	113.8	200.2	197.0	206.7
Aerospace and Defense Electronics	151.9	161.1	159.6	173.4
Engineered Systems	67.6	76.0	73.1	69.5
Total net sales	$566.1	$671.1	$662.2	$704.4

Operating income:
Instrumentation	$30.2	$30.5	$34.6	$30.7
Digital Imaging (b)	15.1	28.0	31.4	35.9
Aerospace and Defense Electronics (b)	24.8	29.2	28.2	34.1
Engineered Systems	7.4	7.7	8.6	8.3
Corporate expense (b)	(22.7)	(12.6)	(13.3)	(14.4)
Total operating income	$54.8	$82.8	$89.5	$94.6
a) The 2017 periods have been adjusted to reflect the adoption of ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”.
b) The first quarter of 2017 includes pretax charges of $12.9 million related to the acquisition of e2v, of which, $10.4 million was recorded to corporate expense and $2.5 million was recorded in the Digital Imaging segment. The second quarter of 2017 includes pretax charges of $4.0 million related to the acquisition of e2v, of which, $3.7 million was recorded in the Digital Imaging segment and $0.3 million was recorded in the Aerospace and Defense Electronics segment. The third quarter of 2017 includes pretax charges of $2.9 million related to the acquisition of e2v which was recorded in the Digital Imaging segment. The fourth quarter of 2017 includes a $1.1 million reduction to estimated pretax charges recorded in 2017 related to the acquisition of e2v which was recorded in the Digital Imaging segment.
.

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 30, 2018, December 31, 2017 and January 1, 2017
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal Year 2018
Allowance for doubtful accounts	$10.3	0.6	—	(4.2)	$6.7
Environmental reserves	$5.1	1.6	—	(0.7)	$6.0

Fiscal Year 2017
Allowance for doubtful accounts	$5.2	4.2	1.6	(0.7)	$10.3
Environmental reserves	$7.0	2.3	0.3	(4.5)	$5.1

Fiscal Year 2016
Allowance for doubtful accounts	$6.3	0.7	0.2	(2.0)	$5.2
Environmental reserves	$8.7	0.5	—	(2.2)	$7.0

(a) Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written-off, net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 22, 2019.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Aldo Pichelli
Aldo Pichelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Aldo Pichelli	President and Chief Executive Officer
	Aldo Pichelli	Chief Executive Officer (Principal Executive Officer)	February 22, 2019

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 22, 2019

	/s/ Cynthia Belak	Vice President and
	Cynthia Belak	Controller (Principal Accounting Officer)	February 22, 2019

	/s/ Robert Mehrabian	Executive Chairman and Director
	Robert Mehrabian		February 22, 2019

	*	Director	February 22, 2019
Roxanne S. Austin

	*	Director	February 22, 2019
Charles Crocker

	*	Director	February 22, 2019
Kenneth C. Dahlberg

	*	Director	February 22, 2019
Simon M. Lorne

	*	Director	February 22, 2019
Robert A. Malone

	*	Director	February 22, 2019
Paul D. Miller

	*	Director	February 22, 2019
Jane C. Sherburne

	*	Director	February 22, 2019
Michael T. Smith

	*	Director	February 22, 2019
Wesley W. von Schack

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1

EXHIBIT INDEX

Exhibit No.	Description

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

10.2	Teledyne Technologies Incorporated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 7, 2008 (File No. 1-15295))†

10.3
Teledyne Technologies Incorporated Administrative Rules of the 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2008 (File No. 1-15295))†

10.4
Administrative Rules for the Teledyne Technologies Incorporated Restricted Stock Award Program under the 2008 Incentive Award Plan, effective as of January 20, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 20, 2009 (File No. 1-15295))†

10.5	Form of Stock Option Agreement under the 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2010 (File No.1-15295))†

10.6
Summary Plan Description for the Teledyne Technologies Incorporated Performance Service Plan under the 2008 Incentive Award Plan for the 2012-2014 performance cycle (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (File No. 1-15295))†

10.7
Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 8, 2012 (File No. 1-15295))†

10.8
Administrative Rules of the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.9
Form of Stock Option Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2012 (File No. 1-15295))†

10.10
Administrative Rules related to the Restricted Stock Award Program under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 22, 2013 (File No. 1-15295))†

10.11
Form of Restricted Stock Award Agreement under the Teledyne Technologies Incorporated Amended and Restated 2008 Incentive Award Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report Form 10-K for the year ended December 30, 2012) (File No. 1-15295))†

10.12
Restricted Stock Award Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295))†

10.13	Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 5, 2014 (File No. 1-15295))†

10.14
Form of stock option agreement and conditions under the Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 23, 2014 File No. 1-15295))†

10.15
Administrative Rules of the Teledyne Technologies Incorporated 2014 Incentive Plan Related to Non-Employee Director Stock Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 23, 2014 (File No. 1-15295))†

10.16
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.17
Administrative Rules of the 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.18
Administrative Rules for the Restricted Stock Award Program under the 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.19
Form of Restricted Stock Award Agreement under the 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.20
Form of Restricted Stock Unit Agreement under the 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295))†

10.21
Restricted Stock Unit Agreement, dated December 20, 2016, by and among Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated December 20, 2016 (File No. 1-15295))†

10.22	Summary Plan Description for the 2015-2017 Performance Share Program incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 17, 2015 (File No. 1-15295)†

10.23
Summary Plan Description for the 2015-2017 Performance Share Program (Canadian Participants) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 17, 2015) (File No. 1-15295)†

10.24	Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Annex A of the Company’s Definitive Proxy Statement filed March 10, 2017)†

10.25
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.26
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.27
Administrative Rules for the Restricted Stock Award Program under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.28
Form of Restricted Stock Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.29
Form of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.30
Summary Plan Description for the Performance Share Plan 2018-2020 Cycle under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.31
Fifth Amended and Restated Employment Agreement, dated October 22, 2013, by and between Teledyne Technologies Incorporated and Dr. Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 22, 2013) (File No. 1-15295)†

10.32
Amendment One, dated as of September 28, 2015, to the Fifth Amended and Restated Employment Agreement between Teledyne Technologies Incorporated and Robert Mehrabian. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2015) (File No. 1-15295))†

10.33
Amendment Two to Fifth Amended and Restated Agreement between Robert Mehrabian and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended April 1, 2018) (File No. 1-15295)†

10.34
Sixth Amended and Restated Employment Agreement, by and between Teledyne Technologies Incorporated and Robert Mehrabian, dated as of October 23, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2018) (File No. 1-15295)†

10.35
Employment Agreement, by and between Teledyne Technologies Incorporated and Aldo Pichelli, dated as of October 23, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2018) (File No. 1-15295)†

10.36
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.37
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.38
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.39
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.40	Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Edwin Roks *

10.41
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.42
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.43
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.44
Form of Amendment to Stock Options, dated October 1, 2007, by and between Teledyne Technologies Incorporated and directors Charles Crocker, Simon M. Lorne, Paul D. Miller and Michael T. Smith (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007 (File No. 1-15295))†

10.45
Note Purchase Agreement, dated May 12, 2010, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010 (File No. 1-15295))

10.46
Amendment to Note Purchase Agreement, dated as of April 18, 2017, between Teledyne Technologies Incorporated and the noteholders under that certain Note Purchase Agreement dated as of May 12, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 18, 2017)

10.47
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

10.48
First Amendment to Amended and Restated Credit Facility, dated as of December 4, 2015, by and among Teledyne, certain subsidiaries of Teledyne, the lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 4, 2015 (File No. 1-15295))

10.49
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

10.50
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

10.51
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014 (File No. 1-15295))

10.52
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

10.54
Amendment to Note Purchase Agreement, dated as of April 18, 2017, between Teledyne Technologies Incorporated and the noteholders under that certain Note Purchase Agreement dated as of September 23, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.55
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

10.56
Note Purchase and Guaranty Agreement, dated as of April 18, 2017, by and among Teledyne Technologies Incorporated, Teledyne Netherlands B.V. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.57
Guaranty Agreement to Note Purchase Agreement, dated as of April 18, 2017, made by the Subsidiary Guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.58
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

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended December 30, 2018: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.