Form 10-Q
period 2019-09-29
TELEDYNE TECHNOLOGIES INC
filed 2019-10-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
There were 36,470,156 shares of common stock, $.01 par value per share, outstanding as of October 23, 2019.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2019	2018	2019	2018
Net sales	$802.2	$725.3	$2,329.4	$2,153.4
Costs and expenses
Cost of sales	487.7	446.2	1,415.2	1,331.4
Selling, general and administrative expenses	185.8	173.6	556.3	516.6
Total costs and expenses	673.5	619.8	1,971.5	1,848.0
Operating income	128.7	105.5	357.9	305.4
Interest and debt expense, net	(5.5)	(6.0)	(16.3)	(19.8)
Non-service retirement benefit income	1.9	3.4	6.1	10.1
Other expense, net	(1.7)	(2.7)	(3.5)	(8.9)
Income before income taxes	123.4	100.2	344.2	286.8
Provision for income taxes	16.7	9.9	57.6	44.1
Net income	$106.7	$90.3	$286.6	$242.7

Basic earnings per common share	$2.93	$2.52	$7.92	$6.80
Weighted average common shares outstanding	36.4	35.9	36.2	35.7

Diluted earnings per common share	$2.84	$2.43	$7.66	$6.56
Weighted average diluted common shares outstanding	37.6	37.2	37.4	37.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2019	2018	2019	2018
Net income	$106.7	$90.3	$286.6	$242.7
Other comprehensive income (loss):
Foreign exchange translation adjustment	(27.4)	(0.8)	(15.0)	(42.9)
Hedge activity, net of tax	(1.1)	2.5	2.0	(2.0)
Pension and postretirement benefit adjustments, net of tax	4.9	4.8	14.4	14.2
Other comprehensive income (loss)	(23.6)	6.5	1.4	(30.7)
Comprehensive income	$83.1	$96.8	$288.0	$212.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	September 29, 2019	December 30, 2018
Assets
Current Assets
Cash	$128.5	$142.5
Accounts receivable, net	448.4	416.5
Unbilled receivables, net	195.3	145.3
Inventories, net	404.4	364.3
Prepaid expenses and other current assets	61.5	45.8
Total current assets	1,238.1	1,114.4
Property, plant and equipment, net of accumulated depreciation and amortization of $608.9 at September 29, 2019 and $566.0 at December 30, 2018	468.2	442.6
Goodwill	2,007.8	1,735.2
Acquired intangibles, net	439.9	344.3
Prepaid pension assets	108.0	88.2
Operating lease right-of-use assets	130.2	—
Other assets, net	87.4	84.6
Total Assets	$4,479.6	$3,809.3
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$244.9	$227.8
Accrued liabilities	384.5	355.6
Current portion of long-term debt and other debt	206.1	137.4
Total current liabilities	835.5	720.8
Long-term debt	719.3	610.1
Long-term operating lease liabilities	122.6	—
Other long-term liabilities	231.2	248.7
Total Liabilities	1,908.6	1,579.6
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at September 29, 2019 and December 30, 2018; outstanding shares: 36,468,438 at September 29, 2019 and 36,087,297 at December 30, 2018	0.4	0.4
Additional paid-in capital	356.7	343.7
Retained earnings	2,810.3	2,523.7
Treasury stock, 1,229,427 shares at September 29, 2019 and 1,610,568 shares at December 30, 2018	(104.6)	(144.9)
Accumulated other comprehensive loss	(491.8)	(493.2)
Total Stockholders’ Equity	2,571.0	2,229.7
Total Liabilities and Stockholders’ Equity	$4,479.6	$3,809.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 30, 2018	$0.4	$343.7	$(144.9)	$2,523.7	$(493.2)	$2,229.7
Net income	—	—	—	75.3	—	75.3
Other comprehensive income, net of tax	—	—	—	—	23.4	23.4
Treasury stock issued	—	(15.0)	15.0	—	—	—
Stock-based compensation	—	10.9	—	—	—	10.9
Exercise of stock options and other	—	10.2	—	—	—	10.2
Balance, March 31, 2019	0.4	349.8	(129.9)	2,599.0	(469.8)	2,349.5
Net income	—	—	—	104.6	—	104.6
Other comprehensive income, net of tax	—	—	—	—	1.6	1.6
Treasury stock issued	—	(14.7)	14.7	—	—	—
Stock-based compensation	—	6.8	—	—	—	6.8
Exercise of stock options and other	—	10.5	—	—	—	10.5
Balance, June 30, 2019	0.4	352.4	(115.2)	2,703.6	(468.2)	2,473.0
Net income	—	—	—	106.7	—	106.7
Other comprehensive income, net of tax	—	—	—	—	(23.6)	(23.6)
Treasury stock issued	—	(10.6)	10.6	—	—	—
Stock-based compensation	—	6.4	—	—	—	6.4
Exercise of stock options and other	—	8.5	—	—	—	8.5
Balance, September 29, 2019	$0.4	$356.7	$(104.6)	$2,810.3	$(491.8)	$2,571.0

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$0.4	$337.3	$(200.7)	$2,139.6	$(329.3)	$1,947.3
Net income	—	—	—	66.5	—	66.5
Other comprehensive income, net of tax	—	—	—	—	19.9	19.9
Treasury stock issued	—	(20.4)	20.4	—	—	—
Stock-based compensation	—	6.6	—	—	—	6.6
Exercise of stock options and other	—	12.3	—	—	—	12.3
Cumulative effect of new accounting standards	—	—	—	50.9	(47.6)	3.3
Balance, April 1, 2018	0.4	335.8	(180.3)	2,257.0	(357.0)	2,055.9
Net income	—	—	—	85.9	—	85.9
Other comprehensive loss, net of tax	—	—	—	—	(57.1)	(57.1)
Treasury stock issued	—	(17.2)	17.2	—	—	—
Stock-based compensation	—	6.5	—	—	—	6.5
Exercise of stock options and other	—	11.6	—	—	—	11.6
Balance, July 1, 2018	0.4	336.7	(163.1)	2,342.9	(414.1)	2,102.8
Net income	—	—	—	90.3	—	90.3
Other comprehensive loss, net of tax	—	—	—	—	6.5	6.5
Treasury stock issued	—	(16.7)	16.7	—	—	—
Stock-based compensation	—	5.6	—	—	—	5.6
Exercise of stock options and other	—	12.3	—	—	—	12.3
Cumulative effect of new accounting standards	—	—	—	(0.7)	—	(0.7)
Balance, September 30, 2018	$0.4	$337.9	$(146.4)	$2,432.5	$(407.6)	$2,216.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 29, 2019 AND SEPTEMBER 30, 2018
(Unaudited - Amounts in millions)

	Nine Months
	2019	2018
Operating Activities
Net income	$286.6	$242.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82.6	83.7
Stock-based compensation	24.1	18.8
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable	(49.1)	(52.4)
Inventories	(2.7)	(10.1)
Prepaid expenses and other assets	(6.8)	3.7
Accounts payable	7.3	18.3
Accrued liabilities	(0.8)	26.1
Deferred and income taxes receivable/payable, net	(18.7)	(6.1)
Long-term assets	(11.2)	(0.4)
Other long-term liabilities	8.8	2.6
Other operating, net	(5.9)	(5.5)
Net cash provided by operating activities	314.2	321.4
Investing Activities
Purchases of property, plant and equipment	(64.5)	(68.1)
Purchase of businesses, net of cash acquired	(483.7)	—
Other investing, net	0.4	1.2
Net cash used in investing activities	(547.8)	(66.9)
Financing Activities
Net proceeds from (payments on) credit facility	196.0	(165.0)
Net proceeds from (payments on) other debt	(7.1)	(59.6)
Proceeds from exercise of stock options	29.2	36.1
Other financing, net	(1.4)	(2.0)
Net cash provided by (used in) financing activities	216.7	(190.5)
Effect of exchange rate changes on cash	2.9	(8.8)
Change in cash	(14.0)	55.2
Cash—beginning of period	142.5	70.9
Cash—end of period	$128.5	$126.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 29, 2019

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of September 29, 2019 and the consolidated results of operations, consolidated comprehensive income for the three and nine months then ended and consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended September 29, 2019 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
In the third quarter of 2019, we realigned the segment reporting structure for certain business units, primarily related to certain refinements of our management reporting structure. This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. The realignment had no impact on the Instrumentation Segment or the condensed consolidated statements of income, balance sheet or cash flows. See Note 13 to these condensed consolidated financial statements for additional information on the realignment. Previously reported segment data has been adjusted to reflect these changes.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities.” This guidance better aligns an entity’s risk management activities and financial reporting for hedging relationships and expands and refines hedge accounting for both nonfinancial and financial risk components. This guidance also simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted the guidance as of December 31, 2018, the beginning of our 2019 fiscal year using the modified retrospective approach, there was no cumulative adjustment to retained earnings related to hedge ineffectiveness for the year ended December 31, 2018. Additionally, as a result of the adoption, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments.  The entire change in the fair value of the cash flow hedging instruments aside from components excluded from the assessment of hedge effectiveness will now be recorded in other comprehensive income and subsequently reclassified to earnings in the period the hedged item impacts earnings.   The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
Lease Commitments
We determine if an arrangement is a lease at inception. Effective December 31, 2018, operating leases are recorded as right-of-use assets, other long-term lease liabilities and current accrued liabilities in our condensed consolidated balance sheets. Finance leases are included in property and equipment, current accrued liabilities, and other long-term liabilities in our condensed consolidated balance sheets.
Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since most of our leases do not provide an implicit rate, we use the incremental borrowing rate to determine the present value of lease payments at the commencement date. We use the implicit rate when readily determinable. Our lease agreements may include options to extend the lease term. We include those options to extend the lease term in determining the present value of the future lease payments when it is reasonably certain that we will exercise such option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Many lease agreements contain renewal options at either a fixed cost, fixed increase or market value adjustment. For those leases with renewal options, we will include the renewal options that are reasonably certain to be exercised for purposes of calculating the lease liability and corresponding right-of-use asset. We evaluate the likelihood of exercising each renewal option based on many factors, including the length of the renewal option and the future new lease cost, if known, or the estimated future new lease cost if it is not a fixed amount.
Operating Leases
Teledyne has approximately 120 operating lease agreements, which are primarily for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At September 29, 2019, Teledyne has right-of-use assets of $130.2 million and a total lease liability for operating leases of $141.5 million of which $122.6 million is included in long-term lease liabilities and $18.9 million is included in current accrued liabilities.
At September 29, 2019, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Remainder of 2019	$6.4
2020	24.2
2021	22.1
2022	19.2
2023	17.5
Thereafter	84.7
Total minimum lease payments	174.1
Less:
Imputed interest	(32.6)
Current portion	(18.9)
Present value of minimum lease payments, net of current portion	$122.6
The weighted average remaining lease term for operating leases is approximately 10 years and the weighted average discount rate is 4.07%. Operating lease expense was $6.0 million and $17.6 million for the third quarter and first nine months of 2019, respectively.

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
Note 2. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the third quarter and nine months ended September 29, 2019 and September 30, 2018 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of June 30, 2019	$(169.1)	$(1.8)	$(297.3)	$(468.2)
Other comprehensive income/(loss) before reclassifications	(27.4)	3.9	—	(23.5)
Amounts reclassified from AOCI	—	(5.0)	4.9	(0.1)
Net other comprehensive income/(loss)	(27.4)	(1.1)	4.9	(23.6)
Balance as of September 29, 2019	$(196.5)	$(2.9)	$(292.4)	$(491.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 1, 2018	$(144.1)	$(4.0)	$(266.0)	$(414.1)
Other comprehensive income/(loss) before reclassifications	(0.8)	2.5	—	1.7
Amounts reclassified from AOCI	—	—	4.8	4.8
Net other comprehensive income/(loss)	(0.8)	2.5	4.8	6.5
Reclassification of income tax effects for ASU 2018-02	—	$—	—	—
Balance as of September 30, 2018	$(144.9)	$(1.5)	$(261.2)	$(407.6)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 30, 2018	$(181.5)	$(4.9)	$(306.8)	$(493.2)
Other comprehensive income/(loss) before reclassifications	(15.0)	7.7	—	(7.3)
Amounts reclassified from AOCI	—	(5.7)	14.4	8.7
Net other comprehensive income/(loss)	(15.0)	2.0	14.4	1.4
Balance as of September 29, 2019	$(196.5)	$(2.9)	$(292.4)	$(491.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 31, 2017	(102.0)	0.5	(227.8)	(329.3)
Other comprehensive income/(loss) before reclassifications	(42.9)	2.4	—	(40.5)
Amounts reclassified from AOCI	—	(4.4)	14.2	9.8
Net other comprehensive income/(loss)	(42.9)	(2.0)	14.2	(30.7)
Reclassification of income tax effects for ASU 2018-02	—	—	(47.6)	(47.6)
Balance as of September 30, 2018	(144.9)	(1.5)	(261.2)	(407.6)

The reclassifications out of AOCI to net income for the third quarter and nine months ended September 29, 2019 and September 30, 2018 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	September 29, 2019	September 30, 2018	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(6.8)	$—	See Note 4
Income tax impact	1.8	—	Provision for income taxes
Total	$(5.0)	$—

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	8.0	7.8	Costs and expenses
Total before tax	6.5	6.3
Income tax impact	(1.6)	(1.5)	Provision for income taxes
Total	$4.9	$4.8

	Amount Reclassified from AOCI Nine Months Ended	Amount Reclassified from AOCI Nine Months Ended	Statement of Income
	September 29, 2019	September 30, 2018	Presentation
Gain on cash flow hedges:
Gain recognized in income on derivatives	$(7.6)	$(6.2)	See Note 4
Income tax impact	1.9	1.8	Provision for income taxes
Total	$(5.7)	$(4.4)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(4.5)	(4.5)	Costs and expenses
Amortization of net actuarial loss	23.3	23.2	Costs and expenses
Total before tax	18.8	18.7
Income tax impact	$(4.4)	$(4.5)	Provision for income taxes
Total	$14.4	$14.2

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
Acquisition of the gas and flame detection business of 3M Company
On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $230.0 million in cash. The gas and flame detection business includes Oldham, Simtronics, Gas Measurement Instruments (GMI), Detcon and select Scott Safety products. The gas and flame detection business provides a portfolio of fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and waste water treatment. Principally located in France, the United Kingdom and the United States, the acquired business is part of the Environmental Instrumentation product line of the Instrumentation segment.
Acquisition of Micralyne
On August 30, 2019, we acquired Micralyne Inc. for $25.0 million in cash. Based in Edmonton, Alberta, Canada, Micralyne is a privately-owned foundry providing Micro Electro Mechanical Systems or MEMS devices. In particular, Micralyne possesses unique microfluidic technology for biotech applications, as well as capabilities in non-silicon-based MEMS (e.g. gold, polymers) often required for human body compatibility. The acquired business is part of the Digital Imaging segment.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $2,007.8 million at September 29, 2019 and $1,735.2 million at December 30, 2018. The increase in the balance of goodwill in 2019 resulted from $292.6 million in goodwill from recent acquisitions. The majority of the goodwill resulting from the acquisition of the scientific imaging businesses of Roper Technologies, Inc. will be deductible for tax purposes. Goodwill resulting from the acquisition of the gas and flame detection business of 3M Company and Micralyne will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $439.9 million at September 29, 2019 and $344.3 million at December 30, 2018. The increase in the balance of net acquired intangible assets resulted from $129.2 million in acquired intangible assets from recent acquisitions, partially offset by amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the three 2019 acquisitions since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
Teledyne funded the acquisitions with borrowings under its credit facility and cash on hand. The results of each acquisition have been included in Teledyne’s results since the date of each respective acquisition.

Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, including Teledyne DALSA and in British pounds for our UK companies, including Teledyne e2v. These contracts are designated and qualify as cash flow hedges. The Company has converted U.S. dollar denominated, variable rate and fixed rate debt obligations of a European subsidiary, into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a received fixed pay, fixed cross currency swap. These cross currency swaps are designated as a cash flow hedges. In addition the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
Cash Flow Hedging Activities
The effectiveness of the forward contract cash flow hedges, the cross currency swap cash flow hedges, and the interest rate swap cash flow hedge is assessed prospectively and retrospectively on a monthly basis using quantitative and qualitative analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. For the cross currency swap and interest rate cash flow hedges, effective amounts are recorded in AOCI, and reclassified into interest expense in the consolidated statements of income. In addition, for the cross currency swap an amount is reclassified from AOCI to other income and expense each reporting period, to offset the earnings impact of the remeasurement of the hedged liabilities. Net deferred losses recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $0.7 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $3.2 million.
In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income and expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense. As of September 29, 2019, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $79.7 million. These foreign currency forward contracts have maturities ranging from December 2019 to November 2020. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $20.0 million. These foreign currency forward contracts have maturities ranging from December 2019 to February 2021. The cross currency swap have notional amounts of €93.0 million and €113.0 million equivalent to $100.0 million and $125.0 million, and mature in October 2019 and March 2023, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.

The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended September 29, 2019 and September 30, 2018 was as follows (in millions):

	Third Quarter		Nine Months
	2019	2018	2019	2018
Net gain (loss) recognized in AOCI (a)	$5.2	$3.2	$10.2	$3.1
Net gain (loss) reclassified from AOCI into revenue (a)	$(0.3)	$—	$(1.5)	$2.0
Net gain reclassified from AOCI into interest expense (a)	$1.1	$0.6	$2.6	$1.7
Net gain (loss) reclassified from AOCI into other income and expense, net (b)	$6.0	$(0.6)	$6.5	$2.4
Net foreign exchange gain (loss) recognized in other income, net (c)	$(0.1)	$(0.2)	$(0.5)	$(0.4)
a) Effective portion, pre-tax
b)  Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)  Amount excluded from effectiveness testing
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of September 29, 2019, Teledyne had non-designated foreign currency contracts, (in excess of approximately $5.0 million) of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$7.9	U.S. Dollars	US$	6.2
Canadian Dollars		$11.9	Euros		€8.2
Great Britain Pounds		£44.9	U.S. Dollars	US$	55.5
Euros		€35.8	U.S. Dollars	US$	39.2
Danish Krone	DKR	66.2	U.S. Dollars	US$	9.7
Great Britain Pounds		£9.1	Euros		€10.3
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended September 29, 2019 was expense of $0.7 million and income $0.2 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the third quarter and nine months ended September 30, 2018 was income of $3.1 million and expense of $14.7 million, respectively. The income/expense was largely offset by losses/gains in the value of the underlying hedged item excluding the impact of forward points.
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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	September 29, 2019	December 30, 2018
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.3	$—
Cross currency swap	Other current assets	0.1	—
Cross currency swap	Other assets	2.7	—
Interest rate contracts	Other current assets	0.3	—
Cash flow cross currency swap	Accrued liabilities	(1.7)	(6.3)
Cash flow forward contracts	Accrued liabilities	(1.4)	(4.2)
Cross currency swap	Other current liabilities	(1.1)	—
Interest rate contracts	Other non-current liabilities	(0.2)	—
Total derivatives designated as hedging instruments		(1.0)	(10.5)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	0.1	—
Non-designated forward contracts	Accrued liabilities	(0.5)	(0.6)
Total derivatives not designated as hedging instruments		(0.4)	(0.6)
Total liability derivatives, net		$(1.4)	$(11.1)

Note 5. Earnings Per Share
For the third quarter of 2019, no stock options were excluded in the computation of earnings per share. For the first nine months of 2019, 2,160 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. For the third quarter of 2018, no stock options were excluded in the computation of earnings per share. For the first nine months of 2018, 2,580 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period.
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2019	2018	2019	2018
Weighted average basic common shares outstanding	36.4	35.9	36.2	35.7
Effect of dilutive securities (primarily stock options)	1.2	1.3	1.2	1.3
Weighted average diluted common shares outstanding	37.6	37.2	37.4	37.0

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.
Stock Incentive Plan
Stock option compensation expense was $5.7 million for the third quarter of 2019 and was $4.6 million for the third quarter of 2018. Stock option compensation expense was $20.4 million for the first nine months of 2019 and was $14.9 million for the first nine months of 2018. Employee stock option grants are charged to expense evenly over the three year vesting period except for stock options that were granted in January 2019 to Teledyne’s Executive Chairman and Teledyne’s President and Chief Executive Officer which were expensed immediately. For 2019, the Company currently expects approximately $26.2 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.

The following assumptions were used in the valuation of stock options granted in 2019:

2019
Expected volatility	26.7%
Risk-free interest rate range	2.47% to 2.70%
Expected life in years	6.6
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2019 was $72.00 per share.

Stock option transactions for the third quarter and first nine months of 2019 are summarized as follows:

	2019
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,170,843	$127.09	2,064,740	$104.66
Granted	—	$—	390,789	$217.58
Exercised	(92,062)	$88.26	(352,823)	$82.61
Canceled	(10,946)	$197.19	(34,871)	$182.62
Ending balance	2,067,835	$128.45	2,067,835	$128.45
Options exercisable at end of period	1,319,171	$92.57	1,319,171	$92.57
Performance Share Plan and Restricted Stock Award Program
Under the 2015 to 2017 Performance Share Plan, in the first quarter of 2019 the Company issued 8,586 shares of Teledyne common stock and in the first quarter of 2018, the Company issued 6,481 shares of Teledyne common stock. A total of 15,578 shares remain to be issued in 2020, subject to the terms of the plan.
In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Under the plan, the maximum number of shares that could be issued in three equal installments in 2021, 2022 and 2023, is 59,278.
The following table shows the restricted stock activity for the first nine months of 2019:

	Shares	Weighted average fair value per share
Balance, December 30, 2018	74,220	$108.05
Granted	17,522	$200.00
Vested	(35,330)	$72.91
Balance, September 29, 2019	56,412	$158.62

Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory. Inventories are valued under the FIFO method, LIFO method or average cost method. Inventories at cost determined on the average cost or the FIFO methods were $373.6 million at September 29, 2019 and $331.3 million at December 30, 2018. The remainder of the inventories using the LIFO method is $39.1 million at September 29, 2019 and $42.3 million at December 30, 2018. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	September 29, 2019	December 30, 2018
Raw materials and supplies	$235.1	$205.6
Work in process	120.9	117.5
Finished goods	56.7	50.5
	412.7	373.6
Reduction to LIFO cost basis	(8.3)	(9.3)
Total inventories, net	$404.4	$364.3

Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first nine month of 2019 was approximately $17.0 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales, within the Digital Imaging operating segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2018 was approximately $2.0 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $110.6 million and $17.4 million as of September 29, 2019, and $111.5 million and $15.3 million as of December 30, 2018, respectively.
The Company recognized revenue of $78.2 million during the nine months ended September 29, 2019 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of September 29, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,755.1 million. The Company expects approximately 74% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 26% recognized thereafter.
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

	Nine Months
Warranty Reserve (in millions):	2019	2018
Balance at beginning of year	$21.0	$21.1
Accruals for product warranties charged to expense	7.2	7.6
Cost of product warranty claims	(7.6)	(6.8)
Acquisition	3.0	—
Balance at end of period	$23.6	$21.9

Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and first nine months of 2019 was 13.5% and 16.7%, respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2018 was 9.9% and 15.4%, respectively. The third quarter and first nine months of 2019 include net discrete income tax benefits of $10.4 million and $17.8 million, respectively. The 2019 third quarter and first nine months of net discrete tax benefits includes $3.5 million and $11.2 million, respectively, related to share-based accounting. The first nine months of 2019 also included $8.1 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to the expiration of statute of limitations and a favorable tax settlement, of which $7.8 million was recorded in the third quarter of 2019. The third quarter and first nine months of 2018 includes net discrete income tax benefits of $11.4 million and $16.9 million, respectively. The 2018 third quarter and first nine months net discrete tax benefits includes $5.0 million and $12.7 million, respectively, related to share-based accounting. The third quarter and first nine months of 2018 also included $4.4 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to the expiration of statute of limitations. Excluding the net discrete income tax benefits in both periods, the effective tax rate would have been 21.9% for the both the third quarter and the first nine months of 2019. Excluding the net discrete income tax benefits in both periods, the effective tax rate would have been 21.3% for both the third quarter and the first nine months of 2018.
Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	September 29, 2019	December 30, 2018
$750 million credit facility due March 2024, weighted average rate of 3.0% at September 29, 2019 and 5.50% at December 30, 2018	$225.0	$29.0
Term loan due October 2019, variable rate of 3.18% at September 29, 2019 and 3.63% at December 30, 2018, swapped to a Euro fixed rate of 0.7055%	100.0	100.0
2.61% Fixed Rate Senior Notes due December 2019	30.0	30.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	54.9	57.2
0.92% €100 Million Fixed Rate Senior Notes due April 2023	109.7	114.4
1.09% €100 Million Fixed Rate Senior Notes due April 2024	109.7	114.4
Other debt	2.0	8.8
Total debt	926.3	748.8
Less: current portion of long-term debt and debt issuance costs	(207.0)	(138.7)
Total long-term debt	$719.3	$610.1
On March 15, 2019, Teledyne amended its $750.0 million credit agreement to extend the maturity date from December 2020 to March 2024. While the borrowing capacity remains at $750.0 million, the amendment permits Teledyne to increase the aggregate amount of the borrowing capacity by up to $250.0 million subject to certain conditions.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $494.7 million at September 29, 2019. The credit agreements require the Company to comply with various financial and operating covenants and at September 29, 2019, the Company was in compliance with these covenants. At September 29, 2019, Teledyne had $30.3 million in outstanding letters of credit.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at September 29, 2019 and December 30, 2018, approximated the carrying value.

Note 11. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended December 30, 2018, included in the 2018 Form 10-K.
At September 29, 2019, the Company’s reserves for environmental remediation obligations totaled $6.0 million, of which $1.5 million is included in current accrued liabilities. At December 30, 2018, the Company’s reserves for environmental remediation obligations totaled $6.0 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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

	Third Quarter		Nine Months
	2019	2018	2019	2018
Service cost — benefits earned during the period (in millions)	$2.4	$2.7	$7.1	$8.1

Pension non-service income (in millions):
Interest cost on benefit obligation	$8.4	$8.2	$25.2	$24.5
Expected return on plan assets	(16.6)	(17.9)	(49.7)	(53.7)
Amortization of prior service cost	(1.4)	(1.5)	(4.4)	(4.5)
Amortization of net actuarial loss	7.7	7.8	23.2	23.6
Curtailment/settlements	—	—	(0.4)	—
Pension non-service income	$(1.9)	$(3.4)	$(6.1)	$(10.1)
Teledyne sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees.

	Third Quarter		Nine Months
Postretirement benefits non-service (income)/expense (in millions):	2019	2018	2019	2018
Interest cost on benefit obligation	$0.1	$0.1	$0.3	$0.3
Amortization of net actuarial gain	—	(0.1)	(0.1)	(0.3)
Postretirement benefits non-service (income)/expense	$0.1	$—	$0.2	$—

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
In the third quarter of 2019, we realigned the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure. This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. Total net sales for these products were $76.2 million for fiscal year 2018. Other immaterial changes included moving certain United Kingdom (U.K.) microwave product lines (previously within the Digital Imaging segment) and certain U.K. manufactured composite parts (previously within the Engineered Systems segment) into the Aerospace and Defense Electronics segment. Total net sales for these U.K. product lines was less than $20.0 million for fiscal year 2018. Previously reported segment data has been adjusted to reflect these changes.
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Third Quarter		%	Nine Months		%
	2019	2018	Change	2019	2018	Change
Net sales(a):
Instrumentation	$282.9	$256.2	10.4%	$803.5	$757.8	6.0%
Digital Imaging (b)	244.0	220.7	10.6%	724.8	652.0	11.2%
Aerospace and Defense Electronics (b)	177.1	160.3	10.5%	519.7	474.2	9.6%
Engineered Systems (b)	98.2	88.1	11.5%	281.4	269.4	4.5%
Total net sales	$802.2	$725.3	10.6%	$2,329.4	$2,153.4	8.2%
Operating income:
Instrumentation	$52.0	$35.7	45.7%	$140.9	$104.4	35.0%
Digital Imaging (b)	41.2	42.3	(2.6)%	129.4	119.2	8.6%
Aerospace and Defense Electronics (b)	39.5	33.0	19.7%	110.6	96.4	14.7%
Engineered Systems (b)	10.6	9.6	10.4%	26.0	27.2	(4.4)%
Corporate expense	(14.6)	(15.1)	(3.3)%	(49.0)	(41.8)	17.2%
Operating income	$128.7	$105.5	22.0%	$357.9	$305.4	17.2%

(a)
Net sales excludes inter-segment sales of $8.2 million and $22.2 million for the third quarter and first nine months of 2019, respectively, and $8.2 million and $18.8 million for the third quarter and first nine months of 2018.

(b)	The 2018 periods have been adjusted to reflect the realignment of the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure. This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. Other immaterial changes included moving certain United Kingdom (U.K.) microwave product lines (previously within the Digital Imaging segment) and certain U.K. manufactured composite parts (previously within the Engineered Systems segment) into the Aerospace and Defense Electronics segment.
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	September 29, 2019	December 30, 2018
Instrumentation	$1,668.0	$1,392.7
Digital Imaging	1,815.6	1,577.5
Aerospace and Defense Electronics	618.0	509.9
Engineered Systems	159.4	151.5
Corporate	218.6	177.7
Total identifiable assets	$4,479.6	$3,809.3

Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following tables provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2019	2018	2019	2018
Marine Instrumentation	$114.4	$106.2	$331.0	$329.1
Environmental Instrumentation	102.6	85.5	276.4	252.4
Test and Measurement Instrumentation	65.9	64.5	196.1	176.3
Total	$282.9	$256.2	$803.5	$757.8
We also disaggregate our revenue from contracts with customers by customer type, contract-type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Third Quarter Ended September 29, 2019			Nine Months Ended September 29, 2019
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$20.1	$262.8	$282.9	$52.9	$750.6	$803.5
Digital Imaging	29.1	214.9	244.0	81.5	643.3	724.8
Aerospace and Defense Electronics	58.6	118.5	177.1	166.6	353.1	519.7
Engineered Systems	90.5	7.7	98.2	254.3	27.1	281.4
	$198.3	$603.9	$802.2	$555.3	$1,774.1	$2,329.4
a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended September 29, 2019			Nine Months Ended September 29, 2019
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$280.8	$2.1	$282.9	$797.5	$6.0	$803.5
Digital Imaging	220.4	23.6	244.0	657.7	67.1	724.8
Aerospace and Defense Electronics	175.9	1.2	177.1	517.8	1.9	519.7
Engineered Systems	46.0	52.2	98.2	120.6	160.8	281.4
	$723.1	$79.1	$802.2	$2,093.6	$235.8	$2,329.4

	Third Quarter Ended September 29, 2019				Nine Months Ended September 29, 2019
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$229.9	$42.7	$10.3	$282.9	$666.1	$107.1	$30.3	$803.5
Digital Imaging	83.4	71.2	89.4	244.0	236.1	213.0	275.7	724.8
Aerospace and Defense Electronics	149.2	27.7	0.2	177.1	447.4	71.5	0.8	519.7
Engineered Systems	98.2	—	—	98.2	281.4	—	—	281.4
	$560.7	$141.6	$99.9	$802.2	$1,631.0	$391.6	$306.8	$2,329.4
a) Net sales by geographic region of origin.

	Third Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$15.4	$240.8	$256.2	$44.0	$713.8	$757.8
Digital Imaging	23.9	196.8	220.7	68.9	583.1	652.0
Aerospace and Defense Electronics	41.8	118.5	160.3	131.6	342.6	474.2
Engineered Systems	78.0	10.1	88.1	236.1	33.3	269.4
	$159.1	$566.2	$725.3	$480.6	$1,672.8	$2,153.4
a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended September 30, 2018			Nine Months Ended September 30, 2018
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$252.6	$3.6	$256.2	$745.2	$12.6	$757.8
Digital Imaging	203.7	17.0	220.7	593.3	58.7	652.0
Aerospace and Defense Electronics	159.3	1.0	160.3	472.5	1.7	474.2
Engineered Systems	37.3	50.8	88.1	122.2	147.2	269.4
	$652.9	$72.4	$725.3	$1,933.2	$220.2	$2,153.4

	Third Quarter Ended September 30, 2018				Nine Months Ended September 30, 2018
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$215.4	$31.3	$9.5	$256.2	$612.9	$116.1	$28.8	$757.8
Digital Imaging	62.6	75.8	82.3	220.7	178.8	213.8	259.4	652.0
Aerospace and Defense Electronics	138.3	20.9	1.1	160.3	407.3	64.5	2.4	474.2
Engineered Systems	88.1	—	—	88.1	269.3	0.1	—	269.4
	$504.4	$128.0	$92.9	$725.3	$1,468.3	$394.5	$290.6	$2,153.4
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
In the third quarter of 2019, we realigned the segment reporting structure for certain business units, primarily related to certain refinements of our management reporting structure. This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. The realignment had no impact on the Instrumentation Segment or the condensed consolidated statements of income, balance sheet or cash flows. See Note 13 to these condensed consolidated financial statements for additional information on the realignment. Previously reported segment data has been adjusted to reflect these changes.
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
Acquisition of the gas and flame detection business of 3M Company
On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $230.0 million in cash. The gas and flame detection business includes Oldham, Simtronics, Gas Measurement Instruments (GMI), Detcon and select Scott Safety products. The gas and flame detection business provides a portfolio of fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and waste water treatment. Principally located in France, the United Kingdom and the United States, the acquired business is part of the Instrumentation segment.

Acquisition of Micralyne
On August 30, 2019, we acquired Micralyne Inc. for $25.0 million in cash. Based in Edmonton, Alberta, Canada, Micralyne is a privately-owned foundry providing Micro Electro Mechanical Systems or MEMS devices. In particular, Micralyne possesses unique microfluidic technology for biotech applications, as well as capabilities in non-silicon-based MEMS (e.g. gold, polymers) often required for human body compatibility. The acquired business is part of the Digital Imaging segment.
Teledyne funded the acquisitions with borrowings under its credit facility and cash on hand. The results of each acquisition have been included in Teledyne’s results since the date of each respective acquisition.

Results of Operations

	Third Quarter		Nine Months
(in millions)	2019	2018	2019	2018
Net sales	$802.2	$725.3	$2,329.4	$2,153.4
Costs and expenses
Cost of sales	487.7	446.2	1,415.2	1,331.4
Selling, general and administrative expenses	185.8	173.6	556.3	516.6
Total costs and expenses	673.5	619.8	1,971.5	1,848.0
Operating income	128.7	105.5	357.9	305.4
Interest expense, net	(5.5)	(6.0)	(16.3)	(19.8)
Non-service retirement benefit income	1.9	3.4	6.1	10.1
Other expense, net	(1.7)	(2.7)	(3.5)	(8.9)
Income before income taxes	123.4	100.2	344.2	286.8
Provision for income taxes	16.7	9.9	57.6	44.1
Net income	$106.7	$90.3	$286.6	$242.7

	Third Quarter		%	Nine Months		%
(dollars in millions)	2019	2018	Change	2019	2018	Change
Net sales(a):
Instrumentation	$282.9	$256.2	10.4%	$803.5	$757.8	6.0%
Digital Imaging (b)	244.0	220.7	10.6%	724.8	652.0	11.2%
Aerospace and Defense Electronics (b)	177.1	160.3	10.5%	519.7	474.2	9.6%
Engineered Systems (b)	98.2	88.1	11.5%	281.4	269.4	4.5%
Total net sales	$802.2	$725.3	10.6%	$2,329.4	$2,153.4	8.2%
Operating income:
Instrumentation	$52.0	$35.7	45.7%	$140.9	$104.4	35.0%
Digital Imaging (b)	41.2	42.3	(2.6)%	129.4	119.2	8.6%
Aerospace and Defense Electronics (b)	39.5	33.0	19.7%	110.6	96.4	14.7%
Engineered Systems (b)	10.6	9.6	10.4%	26.0	27.2	(4.4)%
Corporate expense	(14.6)	(15.1)	(3.3)%	(49.0)	(41.8)	17.2%
Total operating income	$128.7	$105.5	22.0%	$357.9	$305.4	17.2%
(a) Net sales excludes inter-segment sales of $8.2 million and $22.2 million for the third quarter and first nine months of 2019, respectively, and $8.2 million and $18.8 million for the third quarter and first nine months of 2018.
(b) The 2018 periods have been adjusted to reflect the realignment of the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure.  This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. Other immaterial changes included moving certain United Kingdom (U.K.) microwave product lines (previously within the Digital Imaging segment) and certain U.K. manufactured composite parts (previously within the Engineered Systems segment) into the Aerospace and Defense Electronics segment.

The table below presents net sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(dollars in millions)	2019	2018	2019	2018
Instrumentation
Net sales	$282.9	$256.2	$803.5	$757.8
Cost of sales	$156.6	$146.0	$450.2	$430.7
Cost of sales as a % of net sales	55.4%	57.0%	56.0%	56.8%
Digital Imaging
Net sales	$244.0	$220.7	$724.8	$652.0
Cost of sales	$144.7	$132.2	$421.3	$390.8
Cost of sales as a % of net sales	59.3%	59.9%	58.1%	59.9%
Aerospace and Defense Electronics
Net sales	$177.1	$160.3	$519.7	$474.2
Cost of sales	$105.2	$96.0	$308.6	$287.8
Cost of sales as a % of net sales	59.4%	59.9%	59.4%	60.7%
Engineered Systems
Net sales	$98.2	$88.1	$281.4	$269.4
Costs of sales	$81.2	$72.0	$235.1	$222.1
Cost of sales as a % of net sales	82.7%	81.7%	83.5%	82.4%
Total Company
Net sales	$802.2	$725.3	$2,329.4	$2,153.4
Costs of sales	$487.7	$446.2	$1,415.2	$1,331.4
Cost of sales as a % of net sales	60.8%	61.5%	60.8%	61.8%
Third Quarter and First Nine Months Results
The following is a discussion of our 2019 third quarter and first nine months results compared with the 2018 third quarter and first nine months results. Comparisons are with the corresponding reporting period of 2018, unless noted otherwise. In the third quarter of 2019, we realigned the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure.  This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. Other immaterial changes included moving certain United Kingdom (U.K.) microwave product lines (previously within the Digital Imaging segment) and certain U.K. manufactured composite parts (previously within the Engineered Systems segment) into the Aerospace and Defense Electronics segment.
Third quarter of 2019 compared with the third quarter of 2018
Our third quarter of 2019 net sales increased 10.6%. Net income for the third quarter of 2019 increased 18.2%. Net income per diluted share was $2.84 for the third quarter of 2019, compared with net income per diluted share of $2.43. The third quarter of 2019 included net discrete income tax benefits of $10.4 million compared with $11.4 million. The third quarter of 2019 included $0.3 million in severance and facility consolidation costs compared with $4.1 million in severance and facility consolidation costs for the third quarter of 2018.
Net Sales
The third quarter of 2019 net sales, compared with the third quarter of 2018 net sales, reflected higher net sales in each segment. The third quarter of 2019 sales increased $76.9 million and included organic growth of $36.1 million and $40.8 million in incremental net sales from recent acquisitions.
Cost of Sales
Cost of sales increased $41.5 million in the third quarter of 2019 and reflected the impact of higher sales. Cost of sales as a percentage of net sales decreased for the third quarter of 2019 to 60.8%, from 61.5%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased $12.2 million in the third quarter of 2019 and primarily reflected the impact of higher sales. Selling, general and administrative expenses for the third quarter of 2019, as a percentage of net sales decreased slightly to 23.2% from 23.9%. Corporate expense, which is included in selling, general and administrative expenses, was $14.6 million for the third quarter of 2019, compared with $15.1 million. In the third quarter of 2019 and 2018, we recorded a total of $5.7 million and $4.6 million, respectively, in stock option compensation expense.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the third quarter of 2019 pension service expense was $2.4 million compared with $2.7 million. For 2019, the discount rate used to determine the benefit obligation for the domestic plan was 4.59% compared with 4.02% in 2018.
Operating Income
Operating income for the third quarter of 2019 increased 22.0%. The third quarter of 2019, compared with the third quarter of 2018, reflected higher operating income in each segment except the Digital Imaging segment. The third quarter of 2019 included $0.3 million in severance and facility consolidation costs compared with $4.1 million in severance and facility consolidation costs for the third quarter of 2018. The incremental operating income included in the results for the third quarter of 2019 from recent acquisitions was $5.5 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $5.5 million for the third quarter of 2019, compared with $6.0 million. Non-service retirement benefit income was $1.9 million for the third quarter of 2019 compared with $3.4 million. Other income and expense was expense of $1.7 million for the third quarter of 2019, compared with expense of $2.7 million. The higher amount in 2018 primarily reflected higher foreign currency expense.
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
The Company’s effective income tax rate for the third quarter of 2019 was 13.5%, compared with 9.9%. The third quarter of 2019 reflected net discrete income tax benefits of $10.4 million. This amount primarily included $7.8 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to the expiration of statute of limitations and a favorable tax settlement, as well as, a $3.5 million income tax benefit related to share-based accounting. The third quarter of 2018 included net discrete tax benefits of $11.4 million. This amount primarily included $4.4 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to the expiration of statute of limitations and a $5.0 million income tax benefit related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 21.9% for the third quarter of 2019 and 21.3% for the third quarter of 2018. The Company’s annual effective tax rate for fiscal year 2019 is expected to be 21.9%, based on the projected mix of earnings before tax by jurisdiction, excluding the impact of any matters that would be treated as discrete.
First nine months of 2019 compared with the first nine months of 2018
Our first nine months of 2019 net sales increased 8.2%. Net income for the first nine months of 2019 increased 18.1%. Net income per diluted share was $7.66 for the first nine months of 2019, compared with net income per diluted share of $6.56. The first nine months of 2019 included net discrete income tax benefits of $17.8 million compared with $16.9 million. The first nine months of 2019 included $1.1 million in severance and facility consolidation costs compared with $5.3 million in severance and facility consolidation costs for the first nine months of 2018.
Net Sales
The first nine months of 2019 net sales, compared with the first nine months of 2018 net sales, reflected higher net sales in each segment. The first nine months of 2019 sales increased $176.0 million and included organic growth of $97.8 million and $78.2 million in incremental net sales from recent acquisitions.
Cost of Sales
Cost of sales increased $83.8 million in the first nine months of 2019 and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the nine months of 2019 decreased to 60.8%, compared with 61.8%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development and bid and proposal expense, increased by$39.7 million in the first nine months of 2019 and primarily reflected the impact of higher sales. The first nine months of 2019 reflected the impact of $2.3 million in acquisition transaction expense related to recent acquisitions. Selling, general and administrative expenses for the first nine months of 2019, as a percentage of net sales, decreased slightly to 23.9% compared with 24.0%. In the first nine months of 2019 and 2018, we recorded a total of $20.4 million and $14.9 million, respectively, in stock option compensation expense. The higher amount in 2019 reflect the expense related to certain stock options that were granted in January 2019 to Teledyne’s Executive Chairman and Teledyne’s President and Chief Executive Officer which were required to be expensed immediately.

Pension Service Expense
Pension service expense for the first nine months of 2019 was $7.1 million compared with $8.1 million.
Operating Income
Operating income for the first nine months of 2019 increased 17.2%. The first nine months of 2019, compared with the first nine months of 2018, reflected higher operating income in each segment except the Engineered Systems segment. The first nine months of 2019 included $1.1 million in severance and facility consolidation costs compared with $5.3 million in severance and facility consolidation costs for the first nine months of 2018. Corporate expense of $49.0 million in the first nine months of 2019 compared with $41.8 million and reflected higher stock option expense. Operating income in the first nine months of 2019 included pretax acquisition costs of $2.3 million related to the recent acquisitions. The incremental operating income included in the results for the first nine months of 2019 from recent acquisitions was $10.5 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $16.3 million for the first nine months of 2019, compared with $19.8 million and primarily reflected lower average debt levels in 2019. Other income and expense was expense of $3.5 million for the first nine months of 2019, compared with expense of $8.9 million. The higher amount in 2018 primarily reflected higher foreign currency expense.
Income Taxes
The Company’s effective income tax rate for the first nine months of 2019 was 16.7% compared with 15.4%. The first nine months of 2019 reflected $17.8 million in net discrete income tax benefits, which included a $11.2 million income tax benefit related to share-based accounting. The first nine months of 2019 also included $8.1 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations and a result a favorable tax settlement. The first nine months of 2018 reflected $16.9 million in net discrete income tax benefits, which included a $12.7 million income tax benefit related to share-based accounting. The first nine months of 2018 also included $4.4 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 21.9% for the first nine months of 2019 and 21.3% for the first nine months of 2018.

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
Instrumentation

	Third Quarter		Nine Months
(dollars in millions)	2019	2018	2019	2018
Net sales	$282.9	$256.2	$803.5	$757.8
Cost of sales	$156.6	$146.0	$450.2	$430.7
Selling, general and administrative expenses	$74.3	$74.5	$212.4	$222.7
Operating income	$52.0	$35.7	$140.9	$104.4
Cost of sales as a % of net sales	55.4%	57.0%	56.0%	56.8%
Selling, general and administrative expenses % of net sales	26.2%	29.1%	26.5%	29.4%
Operating income as a % of net sales	18.4%	13.9%	17.5%	13.8%
Third quarter of 2019 compared with the third quarter of 2018
The Instrumentation segment’s third quarter of 2019 net sales increased 10.4%. Operating income for the third quarter of 2019 increased 45.7%.
The third quarter of 2019 net sales increase resulted from higher sales of environmental instrumentation and marine instrumentation and test and measurement instrumentation. Sales of environmental instrumentation increased $17.1 million, sales of marine instrumentation increased $8.2 and sales of test and measurement instrumentation increased $1.4 million. The increase in environmental instrumentation included $17.3 million in sales from the acquisition of the gas and flame detection business of 3M. The increase in operating income the third quarter of 2019 reflected the impact of higher sales and higher margins across most product lines. The operating income included in the results for the third quarter of 2019 from the gas and flame detection business of 3M was $2.1 million. The third quarter of 2019 included $0.1 million in severance and facility consolidation costs compared with $3.2 million in severance and facility consolidation costs for the third quarter of 2018.
The third quarter of 2019 cost of sales increased $10.6 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the third quarter of 2019 decreased to 55.4% from 57.0%. Third quarter 2019 selling, general and administrative expenses, decreased $0.2 million and reflected the impact of cost control efforts as well as lower severance and facility consolidation costs. The selling, general and administrative expense percentage decreased to 26.2% in the third quarter of 2019 from 29.1% and reflected the impact of cost control efforts as well as lower severance and facility consolidation costs.
First nine months of 2019 compared with the first nine months of 2018
The Instrumentation segment’s first nine months 2019 net sales increased 6.0%. Operating income for the first nine months of 2019 increased 35.0%.
The first nine months of 2019 net sales increase resulted from higher sales of environmental instrumentation and test and measurement instrumentation and marine instrumentation. Sales of environmental instrumentation increased $24.0 million, sales of test and measurement instrumentation increased $19.8 million and sales of marine instrumentation increased $1.9 million. The increase in environmental instrumentation included $17.3 million in sales from the acquisition of the gas and flame detection business of 3M. The increase in operating income the first nine months of 2019 reflected the impact of higher sales and higher margins across most product lines. The operating income included in the results for the first nine months of 2019 from the gas and flame detection business of 3M was $2.1 million. The first nine months of 2019 included $0.2 million in severance and facility consolidation costs compared with $4.1 million in severance and facility consolidation costs for the first nine months of 2018.
The first nine months of 2019 cost of sales increased by $19.5 million and primarily reflected the impact of higher sales. The cost of sales percentage decreased to 56.0% from 56.8%. The first nine months of 2019 selling, general and administrative expenses, including research and development expense, decreased by $10.3 million and reflected the impact of cost control efforts as well as lower severance and facility consolidation costs.. The selling, general and administrative expense percentage decreased to 26.5% in the first nine months of 2019 from 29.4% and reflected the impact of cost control efforts as well as lower severance and facility consolidation costs..
Digital Imaging

	Third Quarter		Nine Months
(dollars in millions)	2019	2018 (a)	2019	2018 (a)
Net sales	$244.0	$220.7	$724.8	$652.0
Cost of sales	$144.7	$132.2	$421.3	$390.8
Selling, general and administrative expenses	$58.1	$46.2	$174.1	$142.0
Operating income	$41.2	$42.3	$129.4	$119.2
Cost of sales as a % of net sales	59.3%	59.9%	58.1%	59.9%
Selling, general and administrative expenses % of net sales	23.8%	20.9%	24.0%	21.8%
Operating income as a % of net sales	16.9%	19.2%	17.9%	18.3%
(a) The 2018 periods have been adjusted to reflect the realignment of the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure.  This change primarily related to moving certain United Kingdom microwave product lines into the Aerospace and Defense Electronics segment.
Third quarter of 2019 compared with the third quarter of 2018
The Digital Imaging segment’s third quarter of 2019 net sales increased 10.6%. Operating income for the third quarter of 2019 decreased 2.6%.
The third quarter of 2019 net sales primarily reflected higher sales of X-ray detectors for life sciences applications and aerospace, defense and MEMS products as well as $23.5 million in sales from recent acquisitions, primarily the scientific imaging businesses of Roper Technologies, Inc., partially offset by lower sales of industrial machine vision products. The decrease in operating income in the third quarter of 2019 primarily reflected the impact of product mix differences. The operating profit included in the results for the third quarter of 2019 from recent acquisitions was $3.4 million.
The third quarter of 2019 cost of sales increased $12.5 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the third quarter of 2019 decreased slightly to 59.3% from 59.9%. Third quarter 2019 selling, general and administrative expenses, including research and development and bid and proposal expense increased $11.9 million driven by the impact of higher net sales. The selling, general and administrative expense percentage increased to 23.8% in the third quarter of 2019 from 20.9% and reflected the impact of the acquisition of the scientific imaging businesses of Roper Technologies, Inc. which carries a higher selling, general and administrative expense percentage compared with the other digital imaging businesses.

First nine months of 2019 compared with the first nine months of 2018
The Digital Imaging segment’s first nine months of 2019 net sales increased 11.2%. Operating income for the first nine months of 2019 increased 8.6%.
The first nine months of 2019 net sales primarily reflected higher sales of X-ray detectors for life sciences applications and aerospace, defense and MEMS products, as well as $60.9 million in sales from recent acquisitions, partially offset by lower sales of industrial machine vision products. The increase in operating income in the first nine months of 2019 reflected the impact of higher sales and product mix, partially offset by higher research and development expense and acquisition-related costs. Operating income in the first nine months of 2019 included $0.9 million in acquisition-related costs related to recent acquisitions. The operating profit included in the results for the first nine months of 2019 from recent acquisitions was $8.4 million.
The first nine months of 2019 cost of sales increased $30.5 million and reflected the impact of higher sales. The cost of sales percentage in 2019 decreased to 58.1% compared with 59.9% primarily due to product mix. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $174.1 million in the first nine months of 2019, from $142.0 million and reflected the impact of higher net sales. The selling, general and administrative expense percentage increased to 24.0% in the first nine months of 2019 from 21.8% and reflected higher research and development expense and acquisition-related costs and also reflected the impact of the acquisition of the scientific imaging businesses of Roper Technologies, Inc. which carries a higher selling, general and administrative expense percentage compared with the other digital imaging businesses.
Aerospace and Defense Electronics

	Third Quarter		Nine Months
(dollars in millions)	2019	2018 (a)	2019	2018 (a)
Net sales	$177.1	$160.3	$519.7	$474.2
Cost of sales	$105.2	$96.0	$308.6	$287.8
Selling, general and administrative expenses	$32.4	$31.3	$100.5	$90.0
Operating income	$39.5	$33.0	$110.6	$96.4
Cost of sales as a % of net sales	59.4%	59.9%	59.4%	60.7%
Selling, general and administrative expenses % of net sales	18.3%	19.5%	19.3%	19.0%
Operating income as a % of net sales	22.3%	20.6%	21.3%	20.3%
(a) The 2018 periods have been adjusted to reflect the realignment of the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure.  This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. Other changes included moving certain United Kingdom manufactured composite parts (previously within the Engineered Systems segment) into the Aerospace and Defense Electronics segment.
Third quarter of 2019 compared with the third quarter of 2018
The Aerospace and Defense Electronics segment’s third quarter of 2019 net sales increased 10.5%. Operating income for the third quarter of 2019 increased 19.7%.
The third quarter of 2019 net sales reflected $20.8 million of higher sales of defense electronics, partially offset by lower sales of $4.0 million for aerospace electronics. The increase in operating income the third quarter of 2019 reflected the impact of higher sales and improved margins.
The third quarter of 2019 cost of sales increased $9.2 million and reflected the impact of higher net sales, partially offset by product mix differences. Cost of sales as a percentage of net sales for the third quarter of 2019 decreased slightly to 59.4% from 59.9%. Selling, general and administrative expenses, including research and development and bid and proposal expense increased to $32.4 million in the third quarter of 2019 from $31.3 million and reflected the impact of higher sales. The selling, general and administrative expense percentage decreased to 18.3% in the third quarter of 2019 from 19.5%.
First nine months of 2019 compared with the first nine months of 2018
The Aerospace and Defense Electronics segment’s first nine months of 2019 net sales increased 9.6%. Operating income for the first nine months of 2019 increased 14.7%.

The first nine months of 2019 net sales reflected $48.7 million of higher sales of defense electronics and $3.2 million of lower sales of aerospace electronics. The higher sales of defense electronics reflected greater sales in most product categories. The increase in operating income in the first nine months of 2019 primarily reflected the impact of higher sales and improved margins.
The first nine months of 2019 cost of sales increased by $20.8 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first nine months of 2019 decreased to 59.4% from 60.7% in the first nine months of 2018 due to product mix differences. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $100.5 million in the first nine months of 2019, compared with $90.0 million for the first nine months of 2018 and reflected the impact of higher sales. The selling, general and administrative expense percentage increased slightly to 19.3% in the first nine months of 2019, compared with 19.0%.

Engineered Systems

	Third Quarter		Nine Months
(dollars in millions)	2019	2018 (a)	2019	2018 (a)
Net sales	$98.2	$88.1	$281.4	$269.4
Cost of sales	$81.2	$72.0	$235.1	$222.1
Selling, general and administrative expenses	$6.4	$6.5	$20.3	$20.1
Operating income	$10.6	$9.6	$26.0	$27.2
Cost of sales as a % of net sales	82.7%	81.7%	83.5%	82.4%
Selling, general and administrative expenses % of net sales	6.5%	7.4%	7.3%	7.5%
Operating income as a % of net sales	10.8%	10.9%	9.2%	10.1%
(a) The 2018 periods have been adjusted to reflect the realignment of the reporting structure for certain business units, primarily related to certain refinements of our management reporting structure.  This change primarily related to moving certain electronic manufacturing services products from the Aerospace and Defense Electronics segment to the Engineered Systems segment. Other changes included moving certain United Kingdom manufactured composite parts (previously within the Engineered Systems segment) into the Aerospace and Defense Electronics segment.
Third quarter of 2019 compared with the third quarter of 2018
The Engineered Systems segment’s third quarter of 2019 net sales increased 11.5%. Operating income increased 10.4%.
The third quarter of 2019 net sales reflected higher sales of $9.3 million of engineered products and services and higher sales of $1.6 million for turbine engines, partially offset by lower sales of $0.8 million of energy systems. The higher sales of engineered products and services, primarily reflected increased sales for marine manufacturing, missile defense and space programs, as well as electronic manufacturing services products. Operating income in the third quarter of 2019 increased primarily due to higher sales.
The third quarter of 2019 cost of sales increased $9.2 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the third quarter of 2019 increased to 82.7% from 81.7%. Selling, general and administrative expenses, including research and development and bid and proposal expense, was $6.4 million for the third quarter of 2019, compared with $6.5 million. The selling, general and administrative expense percentage was 6.5% for the third quarter of 2019, compared with 7.4%.
First nine months of 2019 compared with the first nine months of 2018
The Engineered Systems segment’s first nine months of 2019 net sales increased 4.5%. Operating income for the first nine months of 2019 decreased 4.4%.
The first nine months of 2019 net sales reflected higher sales of $17.4 million of engineered products and services, partially offset by lower sales of $3.9 million of turbine engines, and lower sales of $1.5 million of energy systems products. The higher sales of engineered products and services, primarily reflected increased sales for nuclear manufacturing and space programs, as well as increased sales related to missile defense programs. Operating income in the first nine months of 2019 decreased primarily due to lower sales of turbine engines.
The first nine months of 2019 cost of sales increased by $13.0 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first nine months of 2019 increased to 83.5% from 82.4%. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased slightly to $20.3 million for the first nine months of 2019, compared with $20.1 million for the first nine months of 2018. The selling, general and administrative expense percentage decreased slightly to 7.3% for the first nine months of 2019 compared with 7.5%.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $314.2 million for the first nine months of 2019, compared with net cash provided by operating activities of $321.4 million. The lower cash provided by operating activities in the first nine months of 2019 reflected the higher income tax payments of $33.4 million, partially offset by the impact of higher operating income and cash flow from recent acquisitions.
Our net cash used in investing activities was $547.8 million for the first nine months of 2019, compared with net cash used by investing activities of $66.9 million. The 2019 amount included $483.7 million for recent acquisitions. On February 5, 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $225.0 million in cash. On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $230.0 million in cash. On August 30, 2019, we acquired Micralyne Inc. for $25.0 million. Capital expenditures for the first nine months of 2019 and 2018 were $64.5 million and $68.1 million, respectively. Our goodwill was $2,007.8 million at September 29, 2019 and $1,735.2 million at December 30, 2018. The increase in the balance of goodwill in 2019 resulted from $292.6 million in goodwill from recent acquisitions. The majority of the goodwill resulting from the acquisition of the scientific imaging businesses of Roper Technologies, Inc. will be deductible for tax purposes. Goodwill resulting from the acquisition of the gas and flame detection business of 3M Company and Micralyne will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $439.9 million at September 29, 2019 and $344.3 million at December 30, 2018. The increase in the balance of net acquired intangible assets resulted from $129.2 million in acquired intangible assets from recent acquisitions, partially offset by amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the three 2019 acquisitions since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
On March 15, 2019, Teledyne amended its $750.0 million credit agreement to extend the maturity date from December 2020 to March 2024. While the borrowing capacity remains at $750.0 million, the amendment permits Teledyne to increase the aggregate amount of the borrowing capacity by up to $250.0 million subject to certain conditions.
Financing activities provided cash of $216.7 million for the first nine months of 2019, compared with cash used by financing activities of $190.5 million. Financing activities for the first nine months of 2019 reflected net proceeds from the $750.0 million credit facility of $196.0 million. Financing activities for the first nine months of 2018 reflected net payments against the $750.0 million credit facility of $165.0 million. Proceeds from the exercise of stock options were $29.2 million and $36.1 million for the first nine months of 2019 and 2018, respectively.
Total debt at September 29, 2019 was $925.4 million. At September 29, 2019, $225.0 million was outstanding under the $750.0 million credit facility. At September 29, 2019, Teledyne had $30.3 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $494.7 million at September 29, 2019. The credit agreements require the Company to comply with various financial and operating covenants and at September 29, 2019, the Company was in compliance with these covenants.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend approximately $90.0 million for capital expenditures in 2019, of which $64.5 million has been spent in the first nine months of 2019. No cash pension contributions have been made since 2013 or are planned for the remainder of 2019 for the domestic qualified pension plan.

As of September 29, 2019, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At September 29, 2019, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2024 and $100.0 million term loan due October 2019 (issued March 2017)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.6 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	19.5 to 1

$599.3 million Private Placement Senior Notes due from 2019 to 2024
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.6 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	19.5 to 1
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at September 29, 2019 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $8.0 million. A hypothetical 10 percent price change in the U.S. dollar from its value at September 29, 2019 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $2.0 million. For additional information, please see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Interest Rate Exposure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $100.0 million in term loans. Borrowings under our credit facility and our term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the credit agreements. Eurocurrency or LIBOR based loans under the credit facility typically have terms of one, two, three or nine months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreements. As of September 29, 2019, we had $325.0 million in outstanding indebtedness under our credit facility and term loans. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $3.3 million, assuming the $325.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at September 29, 2019 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $22.9 million. A hypothetical 10 percent price change in the U.S. interest rate at September 29, 2019 would result in an increase or decrease in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $3.9 million.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 29, 2019, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended September 29, 2019, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.	Exhibits

(a)	Exhibits

	Exhibit 31.1	302 Certification – Aldo Pichelli

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Aldo Pichelli

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 25, 2019	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Aldo Pichelli

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Aldo Pichelli

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)