Form 10-Q
period 2020-03-29
TELEDYNE TECHNOLOGIES INC
filed 2020-04-22
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
There were 36,663,611 shares of common stock, $.01 par value per share, outstanding as of April 20, 2020.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FIRST QUARTER ENDED MARCH 29, 2020 AND MARCH 31, 2019
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2020	2019
Net sales	$784.6	$745.2
Costs and expenses
Cost of sales	492.6	463.9
Selling, general and administrative expenses	188.0	184.0
Total costs and expenses	680.6	647.9
Operating income	104.0	97.3
Interest and debt expense, net	(4.1)	(5.4)
Non-service retirement benefit income	2.5	2.2
Other expense, net	(1.4)	(1.2)
Income before income taxes	101.0	92.9
Provision for income taxes	18.8	17.6
Net income	$82.2	$75.3

Basic earnings per common share	$2.25	$2.09
Weighted average common shares outstanding	36.6	36.1

Diluted earnings per common share	$2.17	$2.02
Weighted average diluted common shares outstanding	37.8	37.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FIRST QUARTER ENDED MARCH 29, 2020 AND MARCH 31, 2019
(Unaudited - Amounts in millions)

	First Quarter
	2020	2019
Net income	$82.2	$75.3
Other comprehensive income (loss):
Foreign exchange translation adjustment	(61.3)	17.0
Hedge activity, net of tax	(5.9)	1.8
Pension and postretirement benefit adjustments, net of tax	3.5	4.6
Other comprehensive income (loss)	(63.7)	23.4
Comprehensive income	$18.5	$98.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	March 29, 2020	December 29, 2019
Assets
Current Assets
Cash and cash equivalents	$231.4	$199.5
Accounts receivable, net	450.2	460.4
Unbilled receivables, net	217.9	200.5
Inventories, net	401.1	393.4
Prepaid expenses and other current assets	63.2	59.9
Total current assets	1,363.8	1,313.7
Property, plant and equipment, net of accumulated depreciation and amortization of $634.0 at March 29, 2020 and $623.9 at December 29, 2019	475.5	487.9
Goodwill	2,053.7	2,050.5
Acquired intangibles, net	411.8	430.8
Prepaid pension assets	77.4	71.8
Operating lease right-of-use assets	123.2	127.1
Other assets, net	79.6	98.0
Total Assets	$4,585.0	$4,579.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$263.4	$271.1
Accrued liabilities	395.6	391.5
Current portion of long-term debt and other debt	100.6	100.6
Total current liabilities	759.6	763.2
Long-term debt	749.1	750.0
Long-term operating lease liabilities	115.2	119.3
Other long-term liabilities	208.1	232.6
Total Liabilities	1,832.0	1,865.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at March 29, 2020 and December 29, 2019; outstanding shares: 36,657,467 at March 29, 2020 and 36,547,966 at December 29, 2019	0.4	0.4
Additional paid-in capital	370.9	360.5
Retained earnings	3,008.2	2,926.0
Treasury stock, 1,040,398 shares at March 29, 2020 and 1,149,899 shares at December 29, 2019	(87.0)	(96.4)
Accumulated other comprehensive loss	(539.5)	(475.8)
Total Stockholders’ Equity	2,753.0	2,714.7
Total Liabilities and Stockholders’ Equity	$4,585.0	$4,579.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2019	$0.4	$360.5	$(96.4)	$2,926.0	$(475.8)	$2,714.7
Net income	—	—	—	82.2	—	82.2
Other comprehensive income, net of tax	—	—	—	—	(63.7)	(63.7)
Treasury stock issued	—	(9.4)	9.4	—	—	—
Stock-based compensation	—	9.6	—	—	—	9.6
Exercise of stock options and other	—	10.2	—	—	—	10.2
Balance, March 29, 2020	$0.4	$370.9	$(87.0)	$3,008.2	$(539.5)	$2,753.0

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 30, 2018	$0.4	$343.7	$(144.9)	$2,523.7	$(493.2)	$2,229.7
Net income	—	—	—	75.3	—	75.3
Other comprehensive income, net of tax	—	—	—	—	23.4	23.4
Treasury stock issued	—	(15.0)	15.0	—	—	—
Stock-based compensation	—	10.9	—	—	—	10.9
Exercise of stock options and other	—	10.2	—	—	—	10.2
Balance, March 31, 2019	$0.4	$349.8	$(129.9)	$2,599.0	$(469.8)	$2,349.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2020 AND MARCH 31, 2019
(Unaudited - Amounts in millions)

	Three Months
	2020	2019
Operating Activities
Net income	$82.2	$75.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.3	27.6
Stock-based compensation	9.6	10.8
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable	(14.6)	6.7
Inventories	(16.4)	(12.4)
Prepaid expenses and other assets	(1.9)	(10.0)
Accounts payable	(1.0)	(1.1)
Accrued liabilities	(12.9)	(15.1)
Deferred and income taxes receivable/payable, net	9.1	(2.8)
Long-term assets	11.9	(13.4)
Other long-term liabilities	(21.7)	16.2
Other operating, net	2.8	(1.7)
Net cash provided by operating activities	76.4	80.1
Investing Activities
Purchases of property, plant and equipment	(20.2)	(21.3)
Purchase of businesses, net of cash acquired	(28.9)	(222.5)
Net cash used in investing activities	(49.1)	(243.8)
Financing Activities
Net proceeds from credit facility	—	120.0
Net payments on other debt	(0.3)	(5.9)
Proceeds from exercise of stock options	10.2	10.2
Net cash provided by financing activities	9.9	124.3
Effect of exchange rate changes on cash	(5.3)	3.1
Change in cash and cash equivalents	31.9	(36.3)
Cash and cash equivalents—beginning of period	199.5	142.5
Cash and cash equivalents—end of period	$231.4	$106.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 29, 2020

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with accounting principles generally accepted in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (“2019 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of March 29, 2020 and the consolidated results of operations, consolidated comprehensive income and consolidated cash flows for the three months then ended. The results of operations and cash flows for the period ended March 29, 2020 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation related to the segment realignment in the third quarter of 2019.
Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. We adopted the new guidance as of December 30, 2019 which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The new guidance is effective for reporting periods beginning after December 15, 2019. The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted the new guidance as of December 30, 2019 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Note 2. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the first quarter ended March 29, 2020 and March 31, 2019 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2019	$(150.4)	$(2.3)	$(323.1)	$(475.8)
Other comprehensive loss before reclassifications	(61.3)	(3.6)	—	(64.9)
Amounts reclassified from AOCI	—	(2.3)	3.5	1.2
Net other comprehensive income/(loss)	(61.3)	(5.9)	3.5	(63.7)
Balance as of March 29, 2020	$(211.7)	$(8.2)	$(319.6)	$(539.5)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 30, 2018	$(181.5)	$(4.9)	$(306.8)	$(493.2)
Other comprehensive income before reclassifications	17.0	3.3	—	20.3
Amounts reclassified from AOCI	—	(1.5)	4.6	3.1
Net other comprehensive income	17.0	1.8	4.6	23.4
Balance as of March 31, 2019	$(164.5)	$(3.1)	$(302.2)	$(469.8)

The reclassifications out of AOCI to net income for the first quarter ended March 29, 2020 and March 31, 2019 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	March 29, 2020	March 31, 2019	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(3.1)	$(2.0)	See Note 4
Income tax impact	0.8	0.5	Provision for income taxes
Total	$(2.3)	$(1.5)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	6.0	7.6	Costs and expenses
Total before tax	4.5	6.1
Income tax impact	(1.0)	(1.5)	Provision for income taxes
Total	$3.5	$4.6

Note 3. Business Combinations, Goodwill and Acquired Intangible Assets
Acquisition of the OakGate Technology, Inc.
On January 5, 2020, we acquired OakGate Technology, Inc. (“OakGate”) for $28.4 million in cash, net of cash acquired. Based in Loomis, California, OakGate provides software and hardware designed to test electronic data storage devices from development through manufacturing and end-use applications. The acquired business is part of the Test and Measurement product line of the Instrumentation segment.

Acquisition of the scientific imaging businesses of Roper Technologies, Inc.
On February 5, 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $224.8 million in cash, net of cash acquired and including a purchase price adjustment. Principally located in the United States and Canada, the acquired businesses are part of the Digital Imaging segment. The acquired businesses include Princeton Instruments, Photometrics and Lumenera. The acquired businesses provide a range of imaging solutions, primarily for life sciences, academic research and customized OEM industrial imaging solutions. Princeton Instruments and Photometrics manufacture state-of-the-art cameras, spectrographs and optics for advanced research in physical sciences, life sciences research and spectroscopy imaging. Applications and markets include materials analysis, quantum technology and cell biology imaging using fluorescence and chemiluminescence. Lumenera primarily provides rugged USB-based customized cameras for markets such as traffic management, as well as life sciences applications.
Acquisition of the gas and flame detection business of 3M Company
On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $233.5 million in cash, net of cash acquired. The gas and flame detection business includes Oldham, Simtronics, Gas Measurement Instruments, Detcon and select Scott Safety products. The gas and flame detection business provides a portfolio of fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and waste water treatment. Principally located in France, the United Kingdom and the United States, the acquired business is part of the Environmental Instrumentation product line of the Instrumentation segment.
Acquisition of Micralyne
On August 30, 2019, we acquired Micralyne Inc. for $26.2 million in cash, net of cash acquired and including a $0.5 million purchase price adjustment paid in January 2020. Based in Edmonton, Alberta, Canada, Micralyne is a privately-owned foundry providing Micro Electro Mechanical Systems or MEMS devices. In particular, Micralyne possesses unique microfluidic technology for biotech applications, as well as capabilities in non-silicon-based MEMS (e.g. gold, polymers) often required for human body compatibility. The acquired business is part of the Digital Imaging segment.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $2,053.7 million at March 29, 2020 and $2,050.5 million at December 29, 2019. The increase in the balance of goodwill in 2020 resulted from goodwill from recent acquisitions, mostly offset by exchange rate changes. Goodwill resulting from the acquisition of OakGate will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $411.8 million at March 29, 2020 and $430.8 million at December 29, 2019. The decrease in the balance of net acquired intangible assets resulted from amortization of acquired intangible assets and exchange rate changes. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the scientific imaging businesses acquisition. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the OakGate acquisition and the gas and flame detection business and the Micralyne acquisitions since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
Teledyne funded the acquisitions with borrowings under its credit facility and cash on hand. The results of each acquisition have been included in Teledyne’s results since the date of each respective acquisition.
Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our UK companies. These contracts are designated and qualify as cash flow hedges. The Company has also converted a U.S. dollar denominated, variable rate obligation into an euro fixed rate obligation using a receive float, pay fixed cross currency swap. These cross currency swaps are designated as a cash flow hedges. In addition the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, is assessed prospectively and retrospectively using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $4.1 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $2.6 million.
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
As of March 29, 2020, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $126.3 million. These foreign currency forward contracts have maturities ranging from June 2020 to May 2021. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $11.7 million. These foreign currency forward contracts have maturities ranging from June 2020 to February 2021. The cross currency swap have notional amounts of €113.0 million and $125 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the first quarter and three months ended March 29, 2020 and March 31, 2019 was as follows (in millions):

	First Quarter
	2020	2019
Net gain (loss) recognized in AOCI (a)	$(0.6)	$4.3
Net gain (loss) reclassified from AOCI into COS - Foreign Exchange Contracts (a)	$(0.1)	$(0.6)
Net gain (loss) reclassified from AOCI Interest Rate Contracts	$(4.0)	$—
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$1.7	$1.8
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.5	$—
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$0.1	$0.8
Net foreign exchange gain (loss) recognized in other income, net (c)	$—	$(0.2)
a) Effective portion, pre-tax
b)  Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)  Amount excluded from effectiveness testing
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of March 29, 2020, Teledyne had non-designated foreign currency contracts, (in excess of approximately $367.0 million) of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$44.7	U.S. Dollars	US$	33.7
Canadian Dollars		$14.3	Euros		€9.5
Great Britain Pounds		£59.4	U.S. Dollars	US$	72.8
Euros		€29.4	U.S. Dollars	US$	32.5
Danish Krone	DKR	142.1	U.S. Dollars	US$	21.0
Great Britain Pounds		£6.8	Euros		€7.5
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended March 29, 2020 was expense of $10.4 million. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the first quarter ended March 31, 2019 was income of $1.6 million. The income/expense was largely offset by losses/gains in the value of the underlying hedged item excluding the impact of forward points.

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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	March 29, 2020	December 29, 2019
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$—	$1.3
Cash flow forward contracts	Accrued liabilities	(5.5)	(0.1)
Cash flow forward contracts	Other long-term liabilities	(2.8)	—
Cash flow cross currency swap	Other current assets	1.2	5.4
Cash flow cross currency swap	Accrued liabilities	—	0.3
Cash flow cross currency swap	Other non-current liabilities	—	(7.8)
Cross currency swap	Other current assets	2.7	—
Cross currency swap	Other assets	1.3	—
Interest rate contracts	Other current assets	—	0.2
Interest rate contracts	Other non-current assets	—	0.3
Interest rate contracts	Other current liabilities	(1.2)	—
Interest rate contracts	Other non-current liabilities	(2.3)	—
Total derivatives designated as hedging instruments		(6.6)	(0.4)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	1.5	0.1
Non-designated forward contracts	Accrued liabilities	(3.9)	(0.4)
Total derivatives not designated as hedging instruments		(2.4)	(0.3)
Total liability derivatives, net		$(9.0)	$(0.7)

Note 5. Earnings Per Share
For the first quarter of 2020, 246,453 stock options were excluded in the computation of earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. For the first quarter of 2019, 6,480 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period.
The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2020	2019
Weighted average basic common shares outstanding	36.6	36.1
Effect of dilutive securities (primarily stock options)	1.2	1.1
Weighted average diluted common shares outstanding	37.8	37.2

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.
Stock Incentive Plan
Stock option compensation expense was $7.4 million for the first quarter of 2020 and was $8.9 million for the first quarter of 2019. Employee stock option grants are charged to expense evenly over the three year vesting period except for stock options that were granted after 2018 to Teledyne’s Executive Chairman and Teledyne’s President and Chief Executive Officer which were expensed immediately. For 2020, the Company currently expects approximately $25.6 million in stock option compensation expense based on stock options currently outstanding. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.
The following assumptions were used in the valuation of stock options granted in 2020:

2020
Expected volatility	23.7%
Risk-free interest rate range	1.50% to 1.75%
Expected life in years	6.6
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2020 was $106.26 per share.

Stock option transactions for the first quarter of 2020 are summarized as follows:

	2020
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	1,988,576	$130.66
Granted	246,453	$383.18
Exercised	(91,407)	$111.94
Canceled	(8,526)	$203.69
Ending balance	2,135,096	$160.32
Options exercisable at end of period	1,532,304	$112.96

Performance Share Plan and Restricted Stock Award Program
Under the 2015 to 2017 Performance Share Plan, the Company issued 7,673 shares of Teledyne common stock in the first quarter of 2020, 8,586 shares in the first quarter of 2019 and 6,481 shares in the first quarter of 2018.
In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Subject to the terms of the plan, the maximum number of shares that could be issued in three equal installments in 2021, 2022 and 2023 is 59,278.

The following table shows the restricted stock activity for the first three months of 2020:

	Shares	Weighted average fair value per share
Balance, December 29, 2019	56,412	$158.62
Granted	10,080	$360.33
Vested	(23,087)	$114.74
Balance, March 29, 2020	43,405	$228.80

Note 7. Inventories
Inventories are stated at current cost net of reserves for excess, slow moving and obsolete inventory. Inventories are valued under the FIFO method, LIFO method or average cost method. Inventories at cost determined on the average cost or the FIFO methods were $365.9 million at March 29, 2020 and $361.2 million at December 29, 2019. The remainder of the inventories using the LIFO method is $42.7 million at March 29, 2020 and $40.0 million at December 29, 2019. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	March 29, 2020	December 29, 2019
Raw materials and supplies	$252.5	$231.2
Work in process	88.8	108.3
Finished goods	67.3	61.7
	408.6	401.2
Reduction to LIFO cost basis	(7.5)	(7.8)
Total inventories, net	$401.1	$393.4

Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2020 was approximately $4.4 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2019 was approximately $2.8 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $128.5 million and $16.1 million as of March 29, 2020, and $126.8 million and $17.9 million as of December 29, 2019, respectively.
The Company recognized revenue of $32.7 million during the three months ended March 29, 2020 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of March 29, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,909.5 million. The Company expects approximately 75% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 25% recognized thereafter.

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

	Three Months
Warranty Reserve (in millions):	2020	2019
Balance at beginning of year	$24.8	$21.0
Accruals for product warranties charged to expense and other	(0.1)	2.2
Cost of product warranty claims	(3.6)	(2.9)
Acquisition	0.1	0.3
Balance at end of period	$21.2	$20.6
Accounts Receivable, Net
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheet. Accounts receivable is presented net of an allowance for doubtful accounts of $10.5 million at March 29, 2020, and $10.2 million at December 29, 2019.
An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and we evaluate the collectability of our accounts receivable and contract assets based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we use an aging schedule and recognize allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and our historical collection experience adjusted for current expectations for the customers or industry. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible.

Three Months
Allowance for doubtful accounts (in millions):	2020
Balance at beginning of year	$10.2
Accruals for credit loss charged to expense	0.3
Balance at end of period	$10.5

Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the first quarter of 2020 was 18.6% compared with 18.9% for the first quarter of 2019. The first quarter of 2020 include net discrete income tax benefits of $4.2 million, which included net discrete tax benefits includes $4.7 million, related to share-based accounting. The first quarter of 2019 includes net discrete income tax benefits of $3.1 million, which included $2.9 million related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 22.8% for the first quarter of 2020 and 22.3% for the first quarter of 2019.

Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	March 29, 2020	December 29, 2019
$750 million credit facility due March 2024, weighted average rate of 1.83% at March 29, 2020 and 2.80% at December 29, 2019	$125.0	$125.0
Term loan due October 2024, variable rate of 2.60% at March 29, 2020 and 2.702% at December 29, 2019, swapped to a Euro fixed rate of 0.6120%	150.0	150.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	55.8	56.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	111.6	111.9
1.09% €100 Million Fixed Rate Senior Notes due April 2024	111.6	111.9
Other debt	1.8	2.0
Debt issuance costs	(1.1)	(1.2)
Total debt	849.7	850.6
Less: current portion of long-term debt and debt issuance costs	(100.6)	(100.6)
Total long-term debt	$749.1	$750.0
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $611.0 million at March 29, 2020. The credit agreements require the Company to comply with various financial and operating covenants and at March 29, 2020, the Company was in compliance with these covenants. At March 29, 2020, Teledyne had $28.6 million in outstanding letters of credit.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at March 29, 2020 and December 29, 2019, approximated the carrying value.
Note 11. Lease Commitments
Operating Leases
Teledyne has approximately 125 long-term operating lease agreements, which are primarily for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for utilities, taxes, insurance and maintenance expense. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At March 29, 2020, Teledyne has right-of-use assets of $123.2 million and a total lease liability for operating leases of $134.5 million of which $115.2 million is included in long-term lease liabilities and $19.3 million is included in current accrued liabilities.
At March 29, 2020, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Remainder of 2020	$18.6
2021	23.2
2022	20.6
2023	17.7
2024	15.8
Thereafter	74.4
Total minimum lease payments	170.3
Less:
Imputed interest	(35.8)
Current portion	(19.3)
Present value of minimum lease payments, net of current portion	$115.2
The weighted average remaining lease term for operating leases is approximately 9 years and the weighted average discount rate is 4.04%. Operating lease expense was $6.1 million and $5.8 million for the first three months of 2020 and the first three months of 2019, respectively.

Finance Leases and Subleases
Our finance leases and subleases are not material.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended December 29, 2019, included in the 2019 Form 10-K.
At March 29, 2020, the Company’s reserves for environmental remediation obligations totaled $6.7 million, of which $1.5 million is included in current accrued liabilities. At December 29, 2019, the Company’s reserves for environmental remediation obligations totaled $6.0 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
We are currently assessing an exposure of approximately $40.0 million related to certain accounts receivable, unbilled receivables and inventories, as well as other additional AOS-related expenses as a result of the March 27, 2020 bankruptcy of OneWeb Global Limited and its subsidiaries (“OneWeb”). Teledyne’s customer, Airbus OneWeb Satellites, LLC (“AOS”), a joint venture of OneWeb and Airbus Defense and Space, has not declared bankruptcy. Although it is reasonably possible that we may recognize a loss, given the uncertainty of the situation at this time, a loss, if any, will depend on the outcome of future events that could impact AOS.
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
Note 13. Pension Plans and Postretirement Benefits
Effective January 1, 2020, Teledyne restructured its domestic qualified defined benefit pension plan. The restructuring involved dividing our domestic qualified defined pension plan into two separate plans, one comprised primarily of inactive participants (the “inactive plan”) and the other comprised primarily of active participants (the “active plan”). The reorganization was made to efficiently facilitate a targeted investment strategy and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. As a result of the restructuring, the Company re-measured the assets and liabilities of the two plans, based on assumptions and market conditions on the January 1, 2020 effective date. Actuarial gains and losses associated with the active plan will continue to be amortized over the average remaining service period of the active participants, while the actuarial gains and losses associated with the inactive plan will be amortized over the average remaining life expectancy of the inactive participants which is currently approximately 17.7 years.
For the domestic qualified pension plans, the weighted-average discount rate decreased to 3.41% in 2020 compared with a 4.59% discount rate used in 2019. Teledyne has not made any cash pension contributions to its domestic qualified pension plan since 2013. No cash pension contributions are planned for 2020 for the domestic qualified pension plans.

	First Quarter
	2020	2019
Service cost — benefits earned during the period (in millions)	$2.6	$2.4

Pension non-service income (in millions):
Interest cost on benefit obligation	$6.9	$8.4
Expected return on plan assets	(14.3)	(16.5)
Amortization of prior service cost	(1.5)	(1.5)
Amortization of net actuarial loss	5.7	7.7
Curtailment/settlements	0.7	(0.3)
Pension non-service income	$(2.5)	$(2.2)
Teledyne sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. Postretirement benefits non-service expense is not material.

Note 14. Segment Information
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
The following table presents Teledyne’s segment disclosures (dollars in millions):

	First Quarter		%
	2020	2019	Change
Net sales(a):
Instrumentation	$285.1	$256.5	11.2%
Digital Imaging	246.7	232.4	6.2%
Aerospace and Defense Electronics	156.3	166.6	(6.2)%
Engineered Systems	96.5	89.7	7.6%
Total net sales	$784.6	$745.2	5.3%
Operating income:
Instrumentation	$50.8	$39.9	27.3%
Digital Imaging	43.8	36.6	19.7%
Aerospace and Defense Electronics	13.4	32.5	(58.8)%
Engineered Systems	11.4	6.4	78.1%
Corporate expense	(15.4)	(18.1)	(14.9)%
Operating income	$104.0	$97.3	6.9%

(a)	Net sales excludes inter-segment sales of $6.9 million and $6.4 million for the first quarter of 2020 and 2019, respectively.
Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	March 29, 2020	December 29, 2019
Instrumentation	$1,703.3	$1,680.2
Digital Imaging	1,837.5	1,874.6
Aerospace and Defense Electronics	604.2	618.3
Engineered Systems	157.6	143.4
Corporate	282.4	263.3
Total identifiable assets	$4,585.0	$4,579.8
Product Lines
The Instrumentation segment includes three product lines: Environmental Instrumentation, Marine Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following tables provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2020	2019
Marine Instrumentation	109.3	$105.2
Environmental Instrumentation	109.3	86.4
Test and Measurement Instrumentation	66.5	64.9
Total	$285.1	$256.5
We also disaggregate our revenue from contracts with customers by customer type, contract-type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	First Quarter Ended March 29, 2020			First Quarter Ended March 31, 2019
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$41.5	$243.6	$285.1	$14.2	$242.3	$256.5
Digital Imaging	29.3	217.4	246.7	26.2	206.2	232.4
Aerospace and Defense Electronics	53.8	102.5	156.3	49.5	117.1	166.6
Engineered Systems	88.3	8.2	96.5	80.0	9.7	89.7
	$212.9	$571.7	$784.6	$169.9	$575.3	$745.2
a) Includes sales as a prime contractor or subcontractor.

	First Quarter Ended March 29, 2020			First Quarter Ended March 31, 2019
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$281.5	$3.6	$285.1	$251.0	$5.5	$256.5
Digital Imaging	213.4	33.3	246.7	199.2	33.2	232.4
Aerospace and Defense Electronics	156.1	0.2	156.3	163.4	3.2	166.6
Engineered Systems	50.3	46.2	96.5	34.9	54.8	89.7
	$701.3	$83.3	$784.6	$648.5	$96.7	$745.2

	First Quarter Ended March 29, 2020				First Quarter Ended March 31, 2019
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$217.8	$54.9	$12.4	$285.1	$211.1	$33.6	$11.8	$256.5
Digital Imaging	77.6	68.8	100.3	246.7	72.4	67.4	92.6	232.4
Aerospace and Defense Electronics	131.9	24.2	0.2	156.3	146.6	19.8	0.2	166.6
Engineered Systems	96.5	—	—	96.5	89.7	—	—	89.7
	$523.8	$147.9	$112.9	$784.6	$519.8	$120.8	$104.6	$745.2
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
COVID-19 and other matters
Our global operations expose us to risks associated with public health crises and epidemics/pandemics, such as the COVID-19 virus. The COVID-19 virus may have an impact on our operations, supply chains and distribution systems and increase our expenses, including as a result of impacts associated with preventive and precautionary measures that we, other businesses and governments are taking.
Our first priority remains the health and safety of our employees and their families. Employees whose tasks can be done offsite have been instructed to work from home. Up to 40% of our total personnel continue to work from home. Our manufacturing sites remain operational, and we are maintaining social distancing and enhanced cleaning protocols and usage of personal protective equipment, where appropriate.
While no company is immune to global economic challenges, Teledyne's business portfolio is well-balanced across end markets and geographies, and includes a high degree of businesses serving critical infrastructure sectors such as the defense industrial base, water and wastewater, and healthcare and public health. Teledyne’s balance sheet is strong, with over $230 million of cash and cash equivalents and more than $600 million available under our credit facility maturing in 2024. However, given the dynamic nature of this situation, the Company cannot accurately estimate the impacts of COVID-19 on its financial condition, results of operations or cash flows.
We are currently assessing an exposure of approximately $40.0 million related to certain accounts receivable, unbilled receivables and inventories, as well as other additional AOS-related expenses as a result of the March 27, 2020 bankruptcy of OneWeb Global Limited and its subsidiaries (“OneWeb”). Teledyne’s customer, Airbus OneWeb Satellites, LLC (“AOS”), a joint venture of OneWeb and Airbus Defense and Space, has not declared bankruptcy. Although it is reasonably possible that we may recognize a loss, given the uncertainty of the situation at this time, a loss, if any, will depend on the outcome of future events that could impact AOS.
Recent Acquisitions
Acquisition of the OakGate Technology, Inc.
On January 5, 2020, we acquired OakGate Technology, Inc. (“OakGate”) for $28.4 million in cash, net of cash acquired. Based in Loomis, California, OakGate provides software and hardware designed to test electronic data storage devices from development through manufacturing and end-use applications. The acquired business is part of the Test and Measurement product line of the Instrumentation segment.
Acquisition of the scientific imaging businesses of Roper Technologies
On February 5, 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $224.8 million in cash, net of cash acquired and including a purchase price adjustment. Principally located in the United States and Canada, the acquired businesses are part of the Digital Imaging segment. The acquired businesses include Princeton Instruments, Photometrics and Lumenera. The acquired businesses provide a range of imaging solutions, primarily for life sciences, academic research and customized OEM industrial imaging solutions. Princeton Instruments and Photometrics manufacture state-of-the-art cameras, spectrographs and optics for advanced research in physical sciences, life sciences research and spectroscopy imaging. Applications and markets include materials analysis, quantum technology and cell biology imaging using fluorescence and chemiluminescence. Lumenera primarily provides rugged USB-based customized cameras for markets such as traffic management, as well as life sciences applications.
Acquisition of the gas and flame detection business of 3M Company
On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $233.5 million in cash, net of cash acquired. The gas and flame detection business includes Oldham, Simtronics, Gas Measurement Instruments, Detcon and select Scott Safety products. The gas and flame detection business provides a portfolio of fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and waste water treatment. Principally located in France, the United Kingdom and the United States, the acquired business is part of the Instrumentation segment.
Acquisition of Micralyne
On August 30, 2019, we acquired Micralyne Inc. for $26.2 million in cash, net of cash acquired and including a $0.5 million purchase price adjustment paid in January 2020. Based in Edmonton, Alberta, Canada, Micralyne is a privately-owned foundry providing Micro Electro Mechanical Systems or MEMS devices. In particular, Micralyne possesses unique microfluidic technology for biotech applications, as well as capabilities in non-silicon-based MEMS (e.g. gold, polymers) often required for human body compatibility. The acquired business is part of the Digital Imaging segment.
Teledyne funded the acquisitions with borrowings under its credit facility and cash on hand. The results of each acquisition have been included in Teledyne’s results since the date of each respective acquisition.

Results of Operations

	First Quarter
(in millions)	2020	2019
Net sales	$784.6	$745.2
Costs and expenses
Cost of sales	492.6	463.9
Selling, general and administrative expenses	188.0	184.0
Total costs and expenses	680.6	647.9
Operating income	104.0	97.3
Interest expense, net	(4.1)	(5.4)
Non-service retirement benefit income	2.5	2.2
Other expense, net	(1.4)	(1.2)
Income before income taxes	101.0	92.9
Provision for income taxes	18.8	17.6
Net income	$82.2	$75.3

	First Quarter		%
(dollars in millions)	2020	2019	Change
Net sales(a):
Instrumentation	$285.1	$256.5	11.2%
Digital Imaging	246.7	232.4	6.2%
Aerospace and Defense Electronics	156.3	166.6	(6.2)%
Engineered Systems	96.5	89.7	7.6%
Total net sales	$784.6	$745.2	5.3%
Operating income:
Instrumentation	$50.8	$39.9	27.3%
Digital Imaging	43.8	36.6	19.7%
Aerospace and Defense Electronics	13.4	32.5	(58.8)%
Engineered Systems	11.4	6.4	78.1%
Corporate expense	(15.4)	(18.1)	(14.9)%
Total operating income	$104.0	$97.3	6.9%
(a) Net sales excludes inter-segment sales of $6.9 million and $6.4 million for the first quarter of 2020 and 2019, respectively.

The table below presents net sales and cost of sales by segment and total company:

	First Quarter
(dollars in millions)	2020	2019
Instrumentation
Net sales	$285.1	$256.5
Cost of sales	$157.8	$147.0
Cost of sales as a % of net sales	55.4%	57.3%
Digital Imaging
Net sales	$246.7	$232.4
Cost of sales	$145.5	$139.6
Cost of sales as a % of net sales	59.0%	60.1%
Aerospace and Defense Electronics
Net sales	$156.3	$166.6
Cost of sales	$110.8	$100.6
Cost of sales as a % of net sales	70.9%	60.4%
Engineered Systems
Net sales	$96.5	$89.7
Costs of sales	$78.5	$76.7
Cost of sales as a % of net sales	81.3%	85.5%
Total Company
Net sales	$784.6	$745.2
Costs of sales	$492.6	$463.9
Cost of sales as a % of net sales	62.8%	62.3%
First Quarter Results
The following is a discussion of our 2020 first quarter results compared with the 2019 first quarter results. Comparisons are with the corresponding reporting period of 2019, unless noted otherwise. In the first quarter of 2020, we acquired OakGate Technology, Inc.

First quarter of 2020 compared with the first quarter of 2019
Our first quarter of 2020 net sales increased 5.3%. Net income for the first quarter of 2020 increased 9.2%. Net income per diluted share was $2.17 for the first quarter of 2020, compared with net income per diluted share of $2.02. The first quarter of 2020 included net discrete income tax benefits of $4.2 million compared with $3.1 million. The first quarter of 2020 included $10.4 million in severance, facility consolidation, acquisition and certain changes in contract cost estimates, compared with $1.4 million in severance and facility consolidation costs for the first quarter of 2019.
Net Sales
The first quarter of 2020 net sales, compared with the first quarter of 2019 net sales, reflected higher net sales in each segment except the Aerospace and Defense Electronics segment. The first quarter of 2020 sales increase included $36.8 million in incremental net sales from recent acquisitions.
Cost of Sales
Cost of sales increased $28.7 million in the first quarter of 2020 and reflected the impact of higher sales. Cost of sales as a percentage of net sales increased slightly for the first quarter of 2020 to 62.8%, from 62.3%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, increased $4.0 million in the first quarter of 2020 and primarily reflected the impact of higher sales. Selling, general and administrative expenses for the first quarter of 2020, as a percentage of net sales decreased slightly to 24.0% from 24.7%. Corporate expense, which is included in selling, general and administrative expenses, was $15.4 million for the first quarter of 2020, compared with $18.1 million and reflected lower compensation and stock option expense, partially offset by $1.1 million of acquisition costs. In the first quarter of 2020 and 2019, we recorded a total of $7.4 million and $8.9 million, respectively, in stock option compensation expense.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the first quarter of 2020 pension service expense was $2.6 million compared with $2.4 million. For 2020, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans was 3.41% compared with 4.59% in 2019.
Operating Income
Operating income for the first quarter of 2020 increased 6.9%. The first quarter of 2020, compared with the first quarter of 2019, reflected higher operating income in each segment except the Aerospace and Defense Electronics segment. The first quarter of 2020 included $10.4 million in severance, facility consolidation, acquisition and certain changes in contract cost estimates, compared with $1.4 million in severance and facility consolidation costs for the first quarter of 2019. The incremental operating income included in the results for the first quarter of 2020 from recent acquisitions was $4.7 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $4.1 million for the first quarter of 2020, compared with $5.4 million and reflected the impact of lower average interest rates. Non-service retirement benefit income was $2.5 million for the first quarter of 2020 compared with $2.2 million. Other income and expense was expense of $1.4 million for the first quarter of 2020, compared with expense of $1.2 million.
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
The Company’s effective income tax rate for the first quarter of 2020 was 18.6%, compared with 18.9%. The first quarter of 2020 reflected net discrete income tax benefits of $4.2 million. This amount included a $4.7 million income tax benefit related to share-based accounting. The first quarter of 2019 included net discrete tax benefits of $3.1 million. This amount included a$2.9 million income tax benefit related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 22.8% for the first quarter of 2020 and 22.3% for the first quarter of 2019. The Company’s annual effective tax rate for fiscal year 2020 is expected to be 22.8%, before discrete tax items. In addition, we currently expect significantly less discrete tax items in 2020 compared with 2019.

Segment Results
Segment results includes net sales and operating income by segment but excludes non-service retirement benefit income, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain nonoperating expenses, including certain acquisition related transaction costs, not allocated to our segments. See Note 14 to these condensed consolidated financial statements for additional segment information.
Instrumentation

	First Quarter
(dollars in millions)	2020	2019
Net sales	$285.1	$256.5
Cost of sales	$157.8	$147.0
Selling, general and administrative expenses	$76.5	$69.6
Operating income	$50.8	$39.9
Cost of sales as a % of net sales	55.4%	57.3%
Selling, general and administrative expenses % of net sales	26.8%	27.1%
Operating income as a % of net sales	17.8%	15.6%
First quarter of 2020 compared with the first quarter of 2019
The Instrumentation segment’s first quarter of 2020 net sales increased 11.2%. Operating income for the first quarter of 2020 increased 27.3%.
The first quarter of 2020 net sales increase resulted from higher sales of environmental instrumentation, marine instrumentation and test and measurement instrumentation. Sales of environmental instrumentation increased $22.9 million and sales of marine instrumentation increased $4.1 million, while sales of test and measurement instrumentation increased $1.6 million, which included $2.1 million in sales from the acquisition of OakGate. The increase in sales in environmental instrumentation included $25.9 million in sales from the 2019 acquisition of the gas and flame detection businesses. The increase in operating income for the first quarter of 2020 reflected the impact of higher sales and higher margins across most product lines, partially offset by $0.9 million in severance and acquisition costs. The operating profit included in the results for the first quarter of 2020 from recent acquisitions was $2.4 million
The first quarter of 2020 cost of sales increased $10.8 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first quarter of 2020 decreased to 55.4% from 57.3%. First quarter 2020 selling, general and administrative expenses, increased $6.9 million and reflected the impact of higher sales. The selling, general and administrative expense percentage decreased slightly to 26.8% in the first quarter of 2019 from 27.1%.
Digital Imaging

	First Quarter
(dollars in millions)	2020	2019
Net sales	$246.7	$232.4
Cost of sales	$145.5	$139.6
Selling, general and administrative expenses	$57.4	$56.2
Operating income	$43.8	$36.6
Cost of sales as a % of net sales	59.0%	60.1%
Selling, general and administrative expenses % of net sales	23.2%	24.2%
Operating income as a % of net sales	17.8%	15.7%
First quarter of 2020 compared with the first quarter of 2019
The Digital Imaging segment’s first quarter of 2020 net sales increased 6.2%. Operating income for the first quarter of 2020 increased 19.7%.
The first quarter of 2020 net sales primarily reflected higher sales of infrared detectors for defense applications, MEMS products and X-ray detectors for life sciences applications, as well as $8.8 million in incremental sales from recent 2019 acquisitions. The increase in operating income in the first quarter of 2020 primarily reflected the impact of higher sales product mix differences. The operating profit included in the results for the first quarter of 2020 from recent acquisitions was $2.3 million.

The first quarter of 2020 cost of sales increased $5.9 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first quarter of 2020 decreased to 59.0% from 60.1%. First quarter 2020 selling, general and administrative expenses, including research and development expense increased $1.2 million driven by the impact of higher net sales partially offset by lower research and development expense. The selling, general and administrative expense percentage decreased to 23.2% in the first quarter of 2020 from 24.2% and reflected the impact lower research and development expense.
Aerospace and Defense Electronics

	First Quarter
(dollars in millions)	2020	2019
Net sales	$156.3	$166.6
Cost of sales	$110.8	$100.6
Selling, general and administrative expenses	$32.1	$33.5
Operating income	$13.4	$32.5
Cost of sales as a % of net sales	70.9%	60.4%
Selling, general and administrative expenses % of net sales	20.5%	20.1%
Operating income as a % of net sales	8.6%	19.5%
First quarter of 2020 compared with the first quarter of 2019
The Aerospace and Defense Electronics segment’s first quarter of 2020 net sales decreased 6.2%. Operating income for the first quarter of 2020 decreased 58.8%.
The first quarter of 2020 net sales reflected $20.1 million of lower sales for aerospace electronics, partially offset by higher sales of $9.8 million for defense electronics. The weakness in the commercial aerospace industry has negatively affected sales of aerospace electronics. The decrease in operating income the first quarter of 2020 reflected impact of lower sales and $8.2 million of severance, facility consolidation and certain changes in contract cost estimates.
The first quarter of 2020 cost of sales increased $10.2 million and reflected the impact of severance and facility consolidation costs. Cost of sales as a percentage of net sales for the first quarter of 2020 increased to 70.9% from 60.4% and reflected impact of severance, facility consolidation and certain changes in contract cost estimates. Selling, general and administrative expenses, including research and development expense decreased to $32.1 million in the first quarter of 2020 from $33.5 million. The selling, general and administrative expense percentage increased slightly to 20.5% in the first quarter of 2020 from 20.1%.
Engineered Systems

	First Quarter
(dollars in millions)	2020	2019
Net sales	$96.5	$89.7
Cost of sales	$78.5	$76.7
Selling, general and administrative expenses	$6.6	$6.6
Operating income	$11.4	$6.4
Cost of sales as a % of net sales	81.3%	85.5%
Selling, general and administrative expenses % of net sales	6.9%	7.4%
Operating income as a % of net sales	11.8%	7.1%
First quarter of 2020 compared with the first quarter of 2019
The Engineered Systems segment’s first quarter of 2020 net sales increased 7.6%. Operating income increased 78.1%.
The first quarter of 2020 net sales reflected higher sales of $3.7 for turbine engines, $2.8 million of engineered products and $0.3 million of energy systems. The higher sales of turbine engines reflected increase sales for the Harpoon missile program. The higher sales of engineered products and services primarily reflected increased sales from marine, space and nuclear programs, as well as electronic manufacturing services products, partially offset by lower sales from missile defense programs. Operating income in the first quarter of 2020 reflected higher sales and greater mix of manufacturing programs.
The first quarter of 2020 cost of sales increased $1.8 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first quarter of 2020 decreased to 81.3% from 85.5%. Selling, general and administrative expenses, including research and development expense, was $6.6 million for both the first quarter of 2020 and 2019. The selling, general and administrative expense percentage was 6.9% for the first quarter of 2020, compared with 7.4%.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $76.4 million for the first three months of 2020, compared with net cash provided by operating activities of $80.1 million. The lower cash provided by operating activities in the first three months of 2020 was impacted by the timing of accounts receivable collections, partially offset by the impact of higher operating income, lower income tax payments and cash flow from recent acquisitions.
Our net cash used in investing activities was $49.1 million for the first three months of 2020, compared with net cash used by investing activities of $243.8 million. The 2020 and 2019 first quarters included $28.9 million and $222.5 million, respectively, for recent acquisitions. On January 5, 2020, we acquired OakGate for $28.4 million in cash. In February 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $224.8 million in cash. Capital expenditures for the first three months of 2020 and 2019 were $20.2 million and $21.3 million, respectively. Our goodwill was $2,053.7 million at March 29, 2020 and $2,050.5 million at December 29, 2019. Goodwill resulting from the acquisition of OakGate will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $411.8 million at March 29, 2020 and $430.8 million at December 29, 2019. The decrease in the balance of net acquired intangible assets primarily reflected amortization of acquired intangible assets. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the scientific imaging businesses acquisition. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the OakGate acquisition and the gas and flame detection business and the Micralyne acquisitions since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
Financing activities provided cash of $9.9 million for the first three months of 2020, compared with cash provided by financing activities of $124.3 million. Proceeds from the exercise of stock options were $10.2 million for both the first three months of 2020 and 2019.
Total debt at March 29, 2020 was $849.7 million. At March 29, 2020, $125.0 million was outstanding under the $750.0 million credit facility. At March 29, 2020, Teledyne had $28.6 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $611.0 million at March 29, 2020. The credit agreements require the Company to comply with various financial and operating covenants and at March 29, 2020, the Company was in compliance with these covenants.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend approximately $70.0 million for capital expenditures in 2020, of which $20.2 million has been spent in the first three months of 2020. No cash pension contributions have been made since 2013 or are planned for the remainder of 2020 for the domestic qualified pension plan.
As of March 29, 2020, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At March 29, 2020, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2024 and $150.0 million term loan due October 2024 (issued October 2019)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.4 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	29.2 to 1

$574.0 million Private Placement Senior Notes due from 2020 to 2024
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.4 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	29.2 to 1
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
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to these condensed consolidated financial statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2019 Form 10-K.
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
Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy; the spread of the COVID-19 virus resulting in production, supply, contractual and other disruptions, including facility closures and furloughs; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID-19 pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing, could further negatively affect our businesses that supply the oil and gas industry. Disruptions from the production delay of Boeing’s 737 Max aircraft and continued weakness in the commercial aerospace industry will negatively affect our aerospace electronics businesses. In addition, financial market fluctuations affect the value of the company's pension assets.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2019 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2019 Form 10-K.
Market Risk
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary objective is to protect the United States dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenue and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our U.K. companies. These contracts are designated and qualify as cash flow hedges. The Company has converted U.S. dollar denominated, variable rate and fixed rate debt obligations of a European subsidiary, into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition, the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at March 29, 2020 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $12.6 million. A hypothetical 10 percent price change in the U.S. dollar from its value at March 29, 2020 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.2 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $150.0 million term loan. As of March 29, 2020, we had $125.0 million in outstanding under our credit facility and $150 million outstanding under our term loan for a total $275.0 million. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.75 million, assuming the $275.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at March 29, 2020 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $28.6 million. A hypothetical 10 percent increase in the U.S. interest rates at March 29, 2020 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $3.2 million.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 29, 2020, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended March 29, 2020, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2019 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding COVID-19 and Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 22, 2020	By:	/s/ Susan L. Main
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