Form 10-Q
period 2020-06-28
TELEDYNE TECHNOLOGIES INC
filed 2020-07-23
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
There were 36,863,419 shares of common stock, $.01 par value per share, outstanding as of July 20, 2020.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2020	2019	2020	2019
Net sales	$743.3	$782.0	$1,527.9	$1,527.2
Costs and expenses
Cost of sales	460.6	463.6	953.2	927.5
Selling, general and administrative expenses	172.9	186.5	360.9	370.5
Total costs and expenses	633.5	650.1	1,314.1	1,298.0
Operating income	109.8	131.9	213.8	229.2
Interest and debt expense, net	(3.7)	(5.4)	(7.8)	(10.8)
Non-service retirement benefit income	3.2	2.0	5.7	4.2
Other expense, net	(1.4)	(0.6)	(2.8)	(1.8)
Income before income taxes	107.9	127.9	208.9	220.8
Provision for income taxes	14.2	23.3	33.0	40.9
Net income	$93.7	$104.6	$175.9	$179.9

Basic earnings per common share	$2.55	$2.89	$4.81	$4.97
Weighted average common shares outstanding	36.7	36.2	36.6	36.2

Diluted earnings per common share	$2.48	$2.80	$4.65	$4.82
Weighted average diluted common shares outstanding	37.8	37.4	37.8	37.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2020	2019	2020	2019
Net income	$93.7	$104.6	$175.9	$179.9
Other comprehensive income (loss):
Foreign exchange translation adjustment	1.4	(4.6)	(59.9)	12.4
Hedge activity, net of tax	3.9	1.3	(2.0)	3.1
Pension and postretirement benefit adjustments, net of tax	3.2	4.9	6.7	9.5
Other comprehensive income (loss)	8.5	1.6	(55.2)	25.0
Comprehensive income	$102.2	$106.2	$120.7	$204.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	June 28, 2020	December 29, 2019
Assets
Current Assets
Cash and cash equivalents	$382.8	$199.5
Accounts receivable, net	432.4	460.4
Unbilled receivables, net	220.6	200.5
Inventories, net	392.3	393.4
Prepaid expenses and other current assets	55.7	59.9
Total current assets	1,483.8	1,313.7
Property, plant and equipment, net of accumulated depreciation and amortization of $653.5 at June 28, 2020 and $623.9 at December 29, 2019	475.4	487.9
Goodwill	2,061.3	2,050.5
Acquired intangibles, net	409.2	430.8
Prepaid pension assets	83.1	71.8
Operating lease right-of-use assets	120.4	127.1
Other assets, net	105.0	98.0
Total Assets	$4,738.2	$4,579.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$245.0	$271.1
Accrued liabilities	406.6	391.5
Current portion of long-term debt and other debt	100.6	100.6
Total current liabilities	752.2	763.2
Long-term debt	750.8	750.0
Long-term operating lease liabilities	111.7	119.3
Other long-term liabilities	243.6	232.6
Total Liabilities	1,858.3	1,865.1
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at June 28, 2020 and December 29, 2019; outstanding shares: 36,856,873 at June 28, 2020 and 36,547,966 at December 29, 2019	0.4	0.4
Additional paid-in capital	376.2	360.5
Retained earnings	3,101.9	2,926.0
Treasury stock, 840,992 shares at June 28, 2020 and 1,149,899 shares at December 29, 2019	(67.6)	(96.4)
Accumulated other comprehensive loss	(531.0)	(475.8)
Total Stockholders’ Equity	2,879.9	2,714.7
Total Liabilities and Stockholders’ Equity	$4,738.2	$4,579.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2019	$0.4	$360.5	$(96.4)	$2,926.0	$(475.8)	$2,714.7
Net income	—	—	—	82.2	—	82.2
Other comprehensive income, net of tax	—	—	—	—	(63.7)	(63.7)
Treasury stock issued	—	(9.4)	9.4	—	—	—
Stock-based compensation	—	9.6	—	—	—	9.6
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, March 29, 2020	0.4	370.9	(87.0)	3,008.2	(539.5)	2,753.0
Net income	—	—	—	93.7	—	93.7
Other comprehensive income, net of tax	—	—	—	—	8.5	8.5
Treasury stock issued	—	(19.4)	19.4	—	—	—
Stock-based compensation	—	6.7	—	—	—	6.7
Exercise of stock options	—	18.0	—	—	—	18.0
Balance, June 28, 2020	$0.4	$376.2	$(67.6)	$3,101.9	$(531.0)	$2,879.9

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 30, 2018	$0.4	$343.7	$(144.9)	$2,523.7	$(493.2)	$2,229.7
Net income	—	—	—	75.3	—	75.3
Other comprehensive income, net of tax	—	—	—	—	23.4	23.4
Treasury stock issued	—	(15.0)	15.0	—	—	—
Stock-based compensation	—	10.9	—	—	—	10.9
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, March 31, 2019	0.4	349.8	(129.9)	2,599.0	(469.8)	2,349.5
Net income	—	—	—	104.6	—	104.6
Other comprehensive income, net of tax	—	—	—	—	1.6	1.6
Treasury stock issued	—	(14.7)	14.7	—	—	—
Stock based compensation	—	6.8	—	—	—	6.8
Exercise of stock options	—	10.5	—	—	—	10.5
Balance, June 30, 2019	$0.4	$352.4	$(115.2)	$2,703.6	$(468.2)	$2,473.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2020 AND JUNE 30, 2019
(Unaudited - Amounts in millions)

	Six Months
	2020	2019
Operating Activities
Net income	$175.9	$179.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58.3	54.7
Stock-based compensation	16.2	17.7
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	0.5	(36.6)
Inventories	(6.0)	(10.1)
Accounts payable	(20.4)	(7.8)
Deferred and income taxes receivable/payable, net	28.3	(4.5)
Prepaid expenses and other assets	10.5	(16.0)
Accrued expenses and other liabilities	(35.5)	(14.7)
Other operating, net	4.4	0.7
Net cash provided by operating activities	232.2	163.3
Investing Activities
Purchases of property, plant and equipment	(36.8)	(39.4)
Purchase of businesses, net of cash acquired	(29.0)	(222.5)
Other investing, net	0.1	0.3
Net cash used in investing activities	(65.7)	(261.6)
Financing Activities
Net proceeds from credit facility	—	47.5
Net payments on other debt	(0.4)	(2.2)
Proceeds from exercise of stock options	28.2	20.7
Other financing, net	—	(1.4)
Net cash provided by financing activities	27.8	64.6
Effect of exchange rate changes on cash	(11.0)	(0.7)
Change in cash and cash equivalents	183.3	(34.4)
Cash and cash equivalents—beginning of period	199.5	142.5
Cash and cash equivalents—end of period	$382.8	$108.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 28, 2020

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of June 28, 2020 and the consolidated results of operations, consolidated comprehensive income for the second quarter and six months then ended and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended June 28, 2020 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation related to the segment realignment in the third quarter of 2019.
Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. Cash equivalents totaled $203.0 million at June 28, 2020. There were no cash equivalents at December 29, 2019.
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

Note 2. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the second quarter ended June 28, 2020 and June 30, 2019 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of March 29, 2020	$(211.7)	$(8.2)	$(319.6)	$(539.5)
Other comprehensive income/(loss) before reclassifications	1.4	(0.2)	—	1.2
Amounts reclassified from AOCI	—	4.1	3.2	7.3
Net other comprehensive income	1.4	3.9	3.2	8.5
Balance as of June 28, 2020	$(210.3)	$(4.3)	$(316.4)	$(531.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of March 31, 2019	$(164.5)	$(3.1)	$(302.2)	$(469.8)
Other comprehensive income/(loss) before reclassifications	(4.6)	0.5	—	(4.1)
Amounts reclassified from AOCI	—	0.8	4.9	5.7
Net other comprehensive income/(loss)	(4.6)	1.3	4.9	1.6
Balance as of June 30, 2019	$(169.1)	$(1.8)	$(297.3)	$(468.2)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2019	$(150.4)	$(2.3)	$(323.1)	$(475.8)
Other comprehensive loss before reclassifications	(59.9)	(3.8)	—	(63.7)
Amounts reclassified from AOCI	—	1.8	6.7	8.5
Net other comprehensive income/(loss)	(59.9)	(2.0)	6.7	(55.2)
Balance as of June 28, 2020	$(210.3)	$(4.3)	$(316.4)	$(531.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 30, 2018	(181.5)	(4.9)	(306.8)	(493.2)
Other comprehensive income before reclassifications	12.4	3.7	—	16.1
Amounts reclassified from AOCI	—	(0.6)	9.5	8.9
Net other comprehensive income	12.4	3.1	9.5	25.0
Balance as of June 30, 2019	(169.1)	(1.8)	(297.3)	(468.2)

The reclassifications out of AOCI to net income for the second quarter and six months ended June 28, 2020 and June 30, 2019 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	June 28, 2020	June 30, 2019	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$5.5	$1.1	See Note 4
Income tax impact	(1.4)	(0.3)	Provision for income taxes
Total	$4.1	$0.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(1.5)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	5.7	7.9	Costs and expenses
Total before tax	4.2	6.4
Income tax impact	(1.0)	(1.5)	Provision for income taxes
Total	$3.2	$4.9

	Amount Reclassified from AOCI for the Six Months Ended	Amount Reclassified from AOCI for the Six Months Ended	Statement of Income
	June 28, 2020	June 30, 2019	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$2.4	$(0.9)	See Note 4
Income tax impact	(0.6)	0.3	Provision for income taxes
Total	$1.8	$(0.6)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(3.0)	$(3.0)	Costs and expenses
Amortization of net actuarial loss	11.7	15.5	Costs and expenses
Total before tax	8.7	12.5
Income tax impact	(2.0)	(3.0)	Provision for income taxes
Total	$6.7	$9.5

Note 3. Business Combinations, Goodwill and Acquired Intangible Assets
Acquisition of the OakGate Technology, Inc.
On January 5, 2020, we acquired OakGate Technology, Inc. (“OakGate”) for $28.5 million in cash, net of cash acquired. Based in Loomis, California, OakGate provides software and hardware designed to test electronic data storage devices from development through manufacturing and end-use applications. The acquired business is part of the Test and Measurement product line of the Instrumentation segment.
Acquisition of Micralyne, Inc.
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

Acquisition of the gas and flame detection business of 3M Company
On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $233.5 million in cash, net of cash acquired. The gas and flame detection business includes Oldham, Simtronics, Gas Measurement Instruments, Detcon and select Scott Safety products. The gas and flame detection business provides a portfolio of fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and waste water treatment. Principally located in France, the United Kingdom and the United States, the acquired business is part of the Environmental product line of the Instrumentation segment.
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
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $2,061.3 million at June 28, 2020 and $2,050.5 million at December 29, 2019. The increase in the balance of goodwill in 2020 resulted from goodwill from recent acquisitions, mostly offset by exchange rate changes. Goodwill resulting from the acquisition of OakGate will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $409.2 million at June 28, 2020 and $430.8 million at December 29, 2019. The decrease in the balance of net acquired intangible assets resulted from amortization of acquired intangible assets and exchange rate changes. The Company completed the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the scientific imaging businesses acquisition. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the OakGate acquisition and the gas and flame detection business and the Micralyne acquisitions since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.
During the second quarter of 2020, the Company evaluated the effects of the COVID-19 pandemic and its negative impact on the global economy on each of the Company’s reporting units and indefinite-lived intangible assets. Management reviewed key assumptions, including revisions of projected future revenues for reporting units and the results of the previous annual impairment testing performed during the fourth quarter of 2019. The Company did not identify an indication of impairment for each of its reporting units and indefinite-lived intangible assets. Although it was determined that a triggering event had not occurred as of June 28, 2020, we will continue to monitor the impacts of the COVID-19 pandemic on the Company’s reporting units and indefinite-lived intangible assets.
Teledyne funded the acquisitions with borrowings under its credit facility and cash on hand. The results of each acquisition have been included in Teledyne’s results since the date of each respective acquisition.
Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our UK companies. These contracts are designated and qualify as cash flow hedges. The Company has also converted a U.S. dollar denominated, variable rate obligation into a euro fixed rate obligation using a receive float, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, is assessed prospectively and retrospectively using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. Net deferred losses recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $0.9 million. These losses are expected to be offset by anticipated gains in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $2.0 million.
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
As of June 28, 2020, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $93.1 million. These foreign currency forward contracts have maturities ranging from September 2020 to May 2021. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $6.5 million. These foreign currency forward contracts have maturities ranging from September 2020 to February 2021. The cross currency swaps have notional amounts of €113.0 million and $125 million, and €135.0 million and $150.0 million, and matures in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the second quarter and six months ended June 28, 2020 and June 30, 2019 was as follows (in millions):

	Second Quarter		Six Months
	2020	2019	2020	2019
Net gain (loss) recognized in AOCI (a)	$0.2	$0.7	$(0.4)	$5.0
Net gain (loss) reclassified from AOCI into COS - Foreign Exchange Contracts (a)	$(1.6)	$(0.6)	$(1.8)	$(1.2)
Net gain (loss) reclassified from AOCI Interest Rate Contracts	$(0.6)	$—	$(4.6)	$—
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$(4.7)	$(1.2)	$(3.0)	$0.6
Net gain (loss) reclassified from AOCI into interest expense - Foreign Exchange Contracts	$1.0	$—	$2.5	$—
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$(0.3)	$0.7	(0.2)	$1.5
Net foreign exchange gain (loss) recognized in other income, net (c)	$—	$(0.2)	$—	$(0.4)
a) Effective portion, pre-tax
b)  Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)  Amount excluded from effectiveness testing
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of June 28, 2020, Teledyne had non-designated foreign currency contracts, (in excess of approximately $311.2 million) of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$51.0	U.S. Dollars	US$	37.6
Canadian Dollars		$15.1	Euros		€9.9
Great Britain Pounds		£61.8	U.S. Dollars	US$	76.9
Euros		€31.0	U.S. Dollars	US$	34.8
Danish Krone	DKR	139.4	U.S. Dollars	US$	21.0
Great Britain Pounds		£5.9	Euros		€6.6
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended June 28, 2020 was income of $1.8 million and expense of $8.6 million, respectively.. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the second quarter and six months ended June 30, 2019 was expense of $0.7 million and income of $0.9 million, respectively. The income/expense was largely offset by losses/gains in the value of the underlying hedged item excluding the impact of forward points.
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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	June 28, 2020	December 29, 2019
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$0.6	$1.3
Cash flow forward contracts	Accrued liabilities	(1.8)	(0.1)
Cash flow cross currency swap	Other non-current asset	0.2	—
Cash flow cross currency swap	Other current assets	2.7	5.4
Cash flow cross currency swap	Accrued liabilities	—	0.3
Cash flow cross currency swap	Other non-current liabilities	—	(7.8)
Cross currency swap	Other current assets	0.1	—
Cross currency swap	Other current assets	0.7	—
Cross currency swap	Other non-current liabilities	(4.9)	—
Interest rate contracts	Other current assets	—	0.2
Interest rate contracts	Other non-current assets	—	0.3
Interest rate contracts	Other current liabilities	(1.5)	—
Interest rate contracts	Other non-current liabilities	(2.4)	—
Total derivatives designated as hedging instruments		(6.3)	(0.4)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	1.9	0.1
Non-designated forward contracts	Accrued liabilities	(2.4)	(0.4)
Total derivatives not designated as hedging instruments		(0.5)	(0.3)
Total derivatives, net		$(6.8)	$(0.7)

Note 5. Earnings Per Share
For the second quarter of 2020 and first six months of 2020, 241,931 and 244,192 stock options, respectively, were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the respective periods. For the second quarter of 2019, no stock options were excluded in the computation of earnings per share. For the first six months of 2019, 3,240 stock options were excluded in the computation of diluted earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock during the period. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2020	2019	2020	2019
Weighted average basic common shares outstanding	36.7	36.2	36.6	36.2
Effect of dilutive securities (primarily stock options)	1.1	1.2	1.2	1.1
Weighted average diluted common shares outstanding	37.8	37.4	37.8	37.3

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.
Stock Incentive Plan
Stock option compensation expense was $5.7 million for the second quarter of 2020 and was $5.8 million for the second quarter of 2019. Stock option compensation expense was $13.1 million for the first six months of 2020 and was $14.7 million for the first six months of 2019. Employee stock option grants are charged to expense evenly over the three year vesting period except for stock options that were granted after 2018 to Teledyne’s Executive Chairman and Teledyne’s President and Chief Executive Officer which were expensed immediately. For 2020, the Company currently expects approximately $25.2 million in stock option compensation expense based on stock options outstanding at June 28, 2020. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.
The following assumptions were used in the valuation of stock options granted in the first six months of 2020:

2020
Expected volatility	23.7%
Risk-free interest rate range	1.50% to 1.75%
Expected life in years	6.6
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in the first six months of 2020 was $106.26 per share.

Stock option transactions for the second quarter and first six months of 2020 are summarized as follows:

	2020
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,135,096	$160.32	1,988,576	$130.66
Granted	—	$—	246,453	$383.18
Exercised	(196,766)	$91.48	(288,173)	$97.97
Canceled	(11,254)	$279.44	(19,780)	$246.79
Ending balance	1,927,076	$166.66	1,927,076	$166.66
Options exercisable at end of period	1,336,293	$116.16	1,336,293	$116.16

Performance Share Plan and Restricted Stock Award Program
Under the 2015 to 2017 Performance Share Plan, the Company issued 7,673 shares of Teledyne common stock in the first quarter of 2020, 8,586 shares in the first quarter of 2019 and 6,481 shares in the first quarter of 2018.
In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Subject to the terms of the plan, the maximum number of shares that could be issued in three equal installments in 2021, 2022 and 2023 is 61,194.
The following table shows the restricted stock activity for the first six months of 2020:

	Shares	Weighted average fair value per share
Balance, December 29, 2019	56,412	$158.62
Granted	10,080	$360.33
Vested	(23,087)	$114.74
Balance, June 28, 2020	43,405	$228.80

Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are valued under the FIFO method, LIFO method or average cost method. Inventories at cost determined on the average cost or the FIFO methods were $363.4 million at June 28, 2020 and $361.2 million at December 29, 2019. The remainder of the inventories using the LIFO method is $36.3 million at June 28, 2020 and $40.0 million at December 29, 2019. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	June 28, 2020	December 29, 2019
Raw materials and supplies	$251.9	$231.2
Work in process	84.0	108.3
Finished goods	63.8	61.7
	399.7	401.2
Reduction to LIFO cost basis	(7.4)	(7.8)
Total inventories, net	$392.3	$393.4

Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2020 was approximately $10.2 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging operating segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2019 was approximately $12.6 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.

Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $123.2 million and $15.2 million as of June 28, 2020, and $126.8 million and $17.9 million as of December 29, 2019, respectively.
The Company recognized revenue of $51.9 million during the six months ended June 28, 2020 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of June 28, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,806.2 million. The Company expects approximately 74% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 26% recognized thereafter.
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

	Six Months
Warranty Reserve (in millions):	2020	2019
Balance at beginning of year	$24.8	$21.0
Accruals for product warranties charged to expense and other	0.7	5.1
Cost of product warranty claims	(5.3)	(4.6)
Acquisition	0.1	0.3
Balance at end of period	$20.3	$21.8
Accounts Receivable, Net
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Condensed Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Condensed Consolidated Balance Sheet. Accounts receivable is presented net of an allowance for doubtful accounts of $12.0 million at June 28, 2020, and $10.2 million at December 29, 2019.
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

Six Months
Allowance for doubtful accounts (in millions):	2020
Balance at beginning of period	$10.2
Accruals for credit loss charged to expense	2.8
Other deductions	(1.0)
Balance at end of period	$12.0

Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the second quarter and first six months of 2020 was 13.2% and 15.8%, respectively. The Company's effective income tax rate for the second quarter and first six months of 2019 was 18.2% and 18.5%, respectively. The second quarter and first six months of 2020 include net discrete income tax benefits of $10.4 million and $14.6 million, respectively. The second quarter and first six months of 2020 net discrete income tax benefits include $9.8 million and $14.5 million, respectively, related to share-based accounting. The second quarter and first six months of 2019 include net discrete income tax benefits of $4.3 million and $7.4 million, respectively. The 2019 second quarter and first six months net discrete tax benefits includes $4.8 million and $7.7 million, respectively, related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 22.8% for both the second quarter and first six months of 2020. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 21.6% for the second quarter of 2019 and 21.9% for the first six months of 2019.
Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	June 28, 2020	December 29, 2019
$750 million credit facility due March 2024, weighted average rate of 1.10% at June 28, 2020 and 2.80% at December 29, 2019	$125.0	$125.0
Term loan due October 2024, variable rate of 2.60% at June 28, 2020 and 2.702% at December 29, 2019, swapped to a Euro fixed rate of 0.6120%	150.0	150.0
5.30% Fixed Rate Senior Notes due September 2020	75.0	75.0
2.81% Fixed Rate Senior Notes due November 2020	25.0	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	56.1	56.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	112.2	111.9
1.09% €100 Million Fixed Rate Senior Notes due April 2024	112.2	111.9
Other debt	1.8	2.0
Debt issuance costs	(0.9)	(1.2)
Total debt	851.4	850.6
Less: current portion of long-term debt and debt issuance costs	(100.6)	(100.6)
Total long-term debt	$750.8	$750.0
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $614.5 million at June 28, 2020. The credit agreements require the Company to comply with various financial and operating covenants and at June 28, 2020, the Company was in compliance with these covenants. At June 28, 2020, Teledyne had $25.8 million in outstanding letters of credit.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at June 28, 2020 and December 29, 2019, approximated the carrying value.
Note 11. Lease Commitments
At June 28, 2020, Teledyne has right-of-use assets of $120.4 million and a total lease liability for operating leases of $131.1 million of which $111.7 million is included in long-term lease liabilities and $19.4 million is included in current accrued liabilities. Operating lease expense was $6.0 million and $12.1 million for the second quarter and first six months of 2020, respectively. Operating lease expense was $5.8 million and $11.6 million for the second quarter and first six months of 2019, respectively.

Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended December 29, 2019, included in the 2019 Form 10-K.
At June 28, 2020, the Company’s reserves for environmental remediation obligations totaled $6.6 million, of which $1.5 million is included in current accrued liabilities. At December 29, 2019, the Company’s reserves for environmental remediation obligations totaled $6.0 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
We are currently monitoring an exposure of approximately $40.0 million related to certain receivables, inventories and additional AOS-related expenses as a result of the March 27, 2020 bankruptcy of OneWeb Global Limited and its subsidiaries (“OneWeb”). Teledyne’s customer, Airbus OneWeb Satellites, LLC (“AOS”), a joint venture of OneWeb and Airbus Defense and Space, has not declared bankruptcy. Although it is reasonably possible that we may recognize a loss, given the uncertainty of the situation at this time, a loss, if any, will depend on the outcome of future events that could impact AOS.
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

	Second Quarter		Six Months
	2020	2019	2020	2019
Service cost — benefits earned during the period (in millions)	$2.6	$2.3	$5.2	$4.7

Pension non-service income (in millions):
Interest cost on benefit obligation	$6.8	$8.4	$13.7	$16.8
Expected return on plan assets	(14.3)	(16.6)	(28.6)	(33.1)
Amortization of prior service cost	(1.5)	(1.5)	(3.0)	(3.0)
Amortization of net actuarial loss	5.8	7.8	11.5	15.5
Curtailment/settlements	—	(0.1)	0.7	(0.4)
Pension non-service income	$(3.2)	$(2.0)	$(5.7)	$(4.2)
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
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Second Quarter		%	Six Months		%
	2020	2019	Change	2020	2019	Change
Net sales(a):
Instrumentation	$263.1	$264.1	(0.4)%	$548.2	$520.6	5.3%
Digital Imaging	237.6	248.4	(4.3)%	484.3	480.8	0.7%
Aerospace and Defense Electronics	143.1	176.0	(18.7)%	299.4	342.6	(12.6)%
Engineered Systems	99.5	93.5	6.4%	196.0	183.2	7.0%
Total net sales	$743.3	$782.0	(4.9)%	$1,527.9	$1,527.2	—%
Operating income:
Instrumentation	$48.5	$49.0	(1.0)%	$99.3	$88.9	11.7%
Digital Imaging	46.8	51.6	(9.3)%	90.6	88.2	2.7%
Aerospace and Defense Electronics	17.5	38.6	(54.7)%	30.9	71.1	(56.5)%
Engineered Systems	10.8	9.0	20.0%	22.2	15.4	44.2%
Corporate expense	(13.8)	(16.3)	(15.3)%	(29.2)	(34.4)	(15.1)%
Operating income	$109.8	$131.9	(16.8)%	$213.8	$229.2	(6.7)%

(a)
Net sales excludes inter-segment sales of $5.5 million and $12.4 million for the second quarter and first six months of 2020, respectively, and $4.0 million and $10.4 million for the second quarter and first six months of 2019, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	June 28, 2020	December 29, 2019
Instrumentation	$1,693.0	$1,680.2
Digital Imaging	1,888.7	1,874.6
Aerospace and Defense Electronics	590.2	618.3
Engineered Systems	154.4	143.4
Corporate	411.9	263.3
Total identifiable assets	$4,738.2	$4,579.8

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following tables provide a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2020	2019	2020	2019
Marine Instrumentation	109.9	$111.4	$219.2	$216.6
Environmental Instrumentation	94.3	87.4	203.6	173.8
Test and Measurement Instrumentation	58.9	65.3	125.4	130.2
Total	$263.1	$264.1	$548.2	$520.6

We also disaggregate our revenue from contracts with customers by customer type, contract-type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Second Quarter Ended June 28, 2020			Six Months Ended June 28, 2020
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$21.4	$241.7	$263.1	$35.5	$512.7	$548.2
Digital Imaging	30.1	207.5	237.6	59.4	424.9	484.3
Aerospace and Defense Electronics	57.8	85.3	143.1	111.6	187.8	299.4
Engineered Systems	96.5	3.0	99.5	184.8	11.2	196.0
	$205.8	$537.5	$743.3	$391.3	$1,136.6	$1,527.9
a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended June 28, 2020			Six Months Ended June 28, 2020
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$261.8	$1.3	$263.1	$544.0	$4.2	$548.2
Digital Imaging	214.4	23.2	237.6	435.8	48.5	484.3
Aerospace and Defense Electronics	143.1	—	143.1	299.2	0.2	299.4
Engineered Systems	52.7	46.8	99.5	103.0	93.0	196.0
	$672.0	$71.3	$743.3	$1,382.0	$145.9	$1,527.9

	Second Quarter Ended June 28, 2020				Six Months Ended June 28, 2020
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$211.3	$43.1	$8.7	$263.1	$429.1	$98.0	$21.1	$548.2
Digital Imaging	78.0	61.8	97.8	237.6	155.6	130.6	198.1	484.3
Aerospace and Defense Electronics	125.1	17.8	0.2	143.1	257.0	42.0	0.4	299.4
Engineered Systems	99.5	—	—	99.5	196.0	—	—	196.0
	$513.9	$122.7	$106.7	$743.3	$1,037.7	$270.6	$219.6	$1,527.9
a) Net sales by geographic region of origin.

	Second Quarter Ended June 30, 2019			Six Months Ended June 30, 2019
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$18.6	$245.5	$264.1	$32.8	$487.8	$520.6
Digital Imaging	26.2	222.2	248.4	52.4	428.4	480.8
Aerospace and Defense Electronics	58.5	117.5	176.0	108.0	234.6	342.6
Engineered Systems	83.8	9.7	93.5	163.8	19.4	183.2
	$187.1	$594.9	$782.0	$357.0	$1,170.2	$1,527.2

a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended June 30, 2019			Six Months Ended June 30, 2019
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$253.7	$10.4	$264.1	$504.7	$15.9	$520.6
Digital Imaging	232.9	15.5	248.4	432.1	48.7	480.8
Aerospace and Defense Electronics	172.6	3.4	176.0	336.0	6.6	342.6
Engineered Systems	39.7	53.8	93.5	74.6	108.6	183.2
	$698.9	$83.1	$782.0	$1,347.4	$179.8	$1,527.2

	Second Quarter Ended June 30, 2019				Six Months Ended June 30, 2019
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$225.1	$30.8	$8.2	$264.1	$436.2	$64.4	$20.0	$520.6
Digital Imaging	80.3	74.4	93.7	248.4	152.7	141.8	$186.3	$480.8
Aerospace and Defense Electronics	151.6	24.0	0.4	176.0	298.2	43.8	$0.6	$342.6
Engineered Systems	93.5	—	—	93.5	183.2	—	—	183.2
	$550.5	$129.2	$102.3	$782.0	$1,070.3	$250.0	$206.9	$1,527.2
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
COVID-19 and other matters
With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Up to 30% of our total personnel are working from home. Our manufacturing sites remain operational, and we are practicing social distancing, enhanced cleaning protocols, usage of personal protective equipment and other preventative measures.
While no company is immune to global economic challenges, Teledyne's business portfolio is well-balanced across end markets and geographies, and includes a high degree of businesses serving critical infrastructure sectors such as the defense industrial base, water and wastewater, and healthcare and public health. Teledyne’s balance sheet is strong, with $382.8 million of cash and cash equivalents and $614.5 million available under our credit facility maturing in 2024. However, given the continuing dynamic nature of this situation, the Company may not fully estimate the impacts of COVID-19 on its financial condition, results of operations or cash flows.
We are currently monitoring an exposure of approximately $40.0 million related to certain receivables, inventories and additional AOS-related expenses as a result of the March 27, 2020 bankruptcy of OneWeb Global Limited and its subsidiaries (“OneWeb”). Teledyne’s customer, Airbus OneWeb Satellites, LLC (“AOS”), a joint venture of OneWeb and Airbus Defense and Space, has not declared bankruptcy. Although it is reasonably possible that we may recognize a loss, given the uncertainty of the situation at this time, a loss, if any, will depend on the outcome of future events that could impact AOS.
Recent Acquisitions
Acquisition of the OakGate Technology, Inc.
On January 5, 2020, we acquired OakGate Technology, Inc. (“OakGate”) for $28.5 million in cash, net of cash acquired. Based in Loomis, California, OakGate provides software and hardware designed to test electronic data storage devices from development through manufacturing and end-use applications. The acquired business is part of the Test and Measurement product line within the Instrumentation segment.
Acquisition of Micralyne, Inc.
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
Acquisition of the gas and flame detection business of 3M Company
On August 1, 2019, we acquired the gas and flame detection business of 3M Company for $233.5 million in cash, net of cash acquired. The gas and flame detection business includes Oldham, Simtronics, Gas Measurement Instruments, Detcon and select Scott Safety products. The gas and flame detection business provides a portfolio of fixed and portable industrial gas and flame detection instruments used in a variety of industries including petrochemical, power generation, oil and gas, food and beverage, mining and waste water treatment. Principally located in France, the United Kingdom and the United States, the acquired business is part of the Environmental product line within of the Instrumentation segment.
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
Results of Operations

	Second Quarter		Six Months
(in millions)	2020	2019	2020	2019
Net sales	$743.3	$782.0	$1,527.9	$1,527.2
Costs and expenses
Cost of sales	460.6	463.6	953.2	927.5
Selling, general and administrative expenses	172.9	186.5	360.9	370.5
Total costs and expenses	633.5	650.1	1,314.1	1,298.0
Operating income	109.8	131.9	213.8	229.2
Interest expense, net	(3.7)	(5.4)	(7.8)	(10.8)
Non-service retirement benefit income	3.2	2.0	5.7	4.2
Other expense, net	(1.4)	(0.6)	(2.8)	(1.8)
Income before income taxes	107.9	127.9	208.9	220.8
Provision for income taxes	14.2	23.3	33.0	40.9
Net income	$93.7	$104.6	$175.9	$179.9

	Second Quarter		%	Six Months		%
(dollars in millions)	2020	2019	Change	2020	2019	Change
Net sales(a):
Instrumentation	$263.1	$264.1	(0.4)%	$548.2	$520.6	5.3%
Digital Imaging	237.6	248.4	(4.3)%	484.3	480.8	0.7%
Aerospace and Defense Electronics	143.1	176.0	(18.7)%	299.4	342.6	(12.6)%
Engineered Systems	99.5	93.5	6.4%	196.0	183.2	7.0%
Total net sales	$743.3	$782.0	(4.9)%	$1,527.9	$1,527.2	—%
Operating income:
Instrumentation	$48.5	$49.0	(1.0)%	$99.3	$88.9	11.7%
Digital Imaging	46.8	51.6	(9.3)%	90.6	88.2	2.7%
Aerospace and Defense Electronics	17.5	38.6	(54.7)%	30.9	71.1	(56.5)%
Engineered Systems	10.8	9.0	20.0%	22.2	15.4	44.2%
Corporate expense	(13.8)	(16.3)	(15.3)%	(29.2)	(34.4)	(15.1)%
Total operating income	$109.8	$131.9	(16.8)%	$213.8	$229.2	(6.7)%

(a)
Net sales excludes inter-segment sales of $5.5 million and $12.4 million for the second quarter and first six months of 2020 respectively, and $4.0 million and $10.4 million for the second quarter and first six months of 2019.

The table below presents net sales and cost of sales by segment and total company:

	Second Quarter		Six Months
(dollars in millions)	2020	2019	2020	2019
Instrumentation
Net sales	$263.1	$264.1	$548.2	$520.6
Cost of sales	$147.5	$146.6	$305.3	$293.6
Cost of sales as a % of net sales	56.1%	55.5%	55.7%	56.4%
Digital Imaging
Net sales	$237.6	$248.4	$484.3	$480.8
Cost of sales	$135.8	$137.0	$281.3	$276.6
Cost of sales as a % of net sales	57.2%	55.2%	58.1%	57.6%
Aerospace and Defense Electronics
Net sales	$143.1	$176.0	$299.4	$342.6
Cost of sales	$96.4	$102.8	$207.2	$203.4
Cost of sales as a % of net sales	67.4%	58.4%	69.2%	59.4%
Engineered Systems
Net sales	$99.5	$93.5	$196.0	$183.2
Costs of sales	$80.9	$77.2	$159.4	$153.9
Cost of sales as a % of net sales	81.3%	82.6%	81.3%	84.0%
Total Company
Net sales	$743.3	$782.0	$1,527.9	$1,527.2
Costs of sales	$460.6	$463.6	$953.2	$927.5
Cost of sales as a % of net sales	62.0%	59.3%	62.4%	60.7%

Second Quarter and First Six Months Results
The following is a discussion of our 2020 second quarter and first six months results compared with the 2019 second quarter and first six months results. Comparisons are with the corresponding reporting period of 2019, unless noted otherwise. In the first quarter of 2020, we acquired OakGate Technology, Inc.
Second quarter of 2020 compared with the second quarter of 2019
Our second quarter of 2020 net sales decreased 4.9%. Net income for the second quarter of 2020 decreased 10.4%. Net income per diluted share was $2.48 for the second quarter of 2020, compared with net income per diluted share of $2.80. The second quarter of 2020 included $8.6 million in severance, facility consolidation and acquisition costs compared with $1.3 million in severance, facility consolidation and acquisition costs for the second quarter of 2019. The second quarter of 2020 included net discrete income tax benefits of $10.4 million compared with $4.3 million for the second quarter of 2019.
Net Sales
The second quarter of 2020 net sales, compared with the second quarter of 2019 net sales, reflected lower net sales in each segment except the Engineered Systems segment. The second quarter of 2020 sales included $29.5 million in incremental net sales from recent acquisitions.
Cost of Sales
Cost of sales decreased $3.0 million in the second quarter of 2020 and reflected the impact of lower sales, partially offset by higher severance and facility costs. Cost of sales as a percentage of net sales increased for the second quarter of 2020 to 62.0%, from 59.3% and reflected the impact of higher severance and facility consolidation costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, decreased $13.6 million in the second quarter of 2020 and primarily reflected the impact of lower sales. Selling, general and administrative expenses for the second quarter of 2020, as a percentage of net sales decreased to 23.2% from 23.8% and reflected the impact of lower corporate expense. Corporate expense, which is included in selling, general and administrative expenses, was $13.8 million for the second quarter of 2020, compared with $16.3 million and reflected lower consulting and travel expense. In the second quarter of 2020 and 2019, we recorded a total of $5.7 million and $5.8 million, respectively, in stock option compensation expense.

Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the second quarter of 2020 pension service expense was $2.6 million compared with $2.3 million. For 2020, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans was 3.41% compared with 4.59% in 2019.
Operating Income
Operating income for the second quarter of 2020 decreased 16.8%. The second quarter of 2020, compared with the second quarter of 2019, reflected lower operating income in each segment except the Engineered Systems segment. The second quarter of 2020 included $8.6 million in severance, facility consolidation and acquisition costs, compared with $1.3 million in severance, facility consolidation and acquisition costs for the second quarter of 2019. The incremental operating income included in the results for the second quarter of 2020 from recent acquisitions was $1.9 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $3.7 million for the second quarter of 2020, compared with $5.4 million, and reflected the impact of lower average interest rates. Non-service retirement benefit income was $3.2 million for the second quarter of 2020, compared with $2.0 million. Other income and expense was expense of $1.4 million for the second quarter of 2020, compared with expense of $0.6 million.
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
The Company’s effective income tax rate for the second quarter of 2020 was 13.2%, compared with 18.2%. The second quarter of 2020 reflected net discrete income tax benefits of $10.4 million, which included a $9.8 million income tax benefit related to share-based accounting. The second quarter of 2019 included net discrete tax benefits of $4.3 million, which included a $4.8 million income tax benefit related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 22.8% for the second quarter of 2020 and 21.6% for the second quarter of 2019. The Company’s annual effective tax rate for fiscal year 2020 is expected to be 22.8% before discrete tax items. In addition, we currently expect significantly less discrete tax items in 2020 compared with 2019.
First six months of 2020 compared with the first six months of 2019
Our first six months of 2020 net sales increased slightly. Net income for the first six months of 2020 decreased 2.2%. Net income per diluted share was $4.65 for the first six months of 2020 compared with net income per diluted share of $4.82. The first six months of 2020 included net discrete income tax benefits of $14.6 million compared with $7.4 million. The first six months of 2020 included $19.0 million in severance, facility consolidation, acquisition and certain changes in contract cost estimates, compared with $3.7 million in severance and facility consolidation costs for the first six months of 2019.
Net Sales
The first six months of 2020 net sales, compared with the first six months of 2019 net sales, reflected higher net sales in each segment except the Aerospace and Defense segment. The first six months of 2020 included $60.2 million in incremental net sales from recent acquisitions.
Cost of Sales
Cost of sales increased $25.7 million in the first six months of 2020 and primarily reflected the impact of severance, facility consolidation, acquisition and certain changes in contract cost estimates. Cost of sales as a percentage of net sales for the six months of 2020 increased to 62.4%, compared with 60.7% and reflected the impact of severance, facility consolidation, acquisition and certain changes in contract cost estimates.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development, decreased by $9.6 million in the first six months of 2020 and reflected lower research and development expense and lower corporate expense. Selling, general and administrative expenses for the first six months of 2020, as a percentage of net sales, decreased slightly to 23.6% compared with 24.3%. In the first six months of 2020 and 2019, we recorded a total of $13.1 million and $14.7 million, respectively, in stock option compensation expense.
Pension Service Expense
Pension service expense for the first six months of 2020 was $5.2 million compared with $4.7 million.

Operating Income
Operating income for the first six months of 2020 decreased 6.7%. The first six months of 2020 compared with the first six months of 2019, reflected higher operating income in each segment except the Aerospace and Defense segment. Corporate expense of $29.2 million in the first six months of 2020 compared with $34.4 million and reflected lower compensation and consulting expense. The incremental operating income included in the results for the first six months of 2020 from recent acquisitions was $3.0 million.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $7.8 million for the first six months of 2020, compared with $10.8 million and primarily reflected lower average interest rates in 2020. Other income and expense was expense of $2.8 million for the first six months of 2020, compared with expense of $1.8 million.
Income Taxes
The Company’s effective income tax rate for the first six months of 2020 was 15.8% compared with 18.5%. The first six months of 2020 reflected $14.6 million in net discrete income tax benefits, which included a $14.5 million income tax benefit related to share-based accounting. The first six months of 2019 reflected $7.4 million in net discrete income tax benefits, which included a $7.7 million income tax benefit related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 22.8% for the first six months of 2020 and 21.9% for the first six months of 2019.

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
Instrumentation

	Second Quarter		Six Months
(dollars in millions)	2020	2019	2020	2019
Net sales	$263.1	$264.1	$548.2	$520.6
Cost of sales	$147.5	$146.6	$305.3	$293.6
Selling, general and administrative expenses	$67.1	$68.5	$143.6	$138.1
Operating income	$48.5	$49.0	$99.3	$88.9
Cost of sales as a % of net sales	56.1%	55.5%	55.7%	56.4%
Selling, general and administrative expenses % of net sales	25.5%	25.9%	26.2%	26.5%
Operating income as a % of net sales	18.4%	18.6%	18.1%	17.1%
Second quarter of 2020 compared with the second quarter of 2019
The Instrumentation segment’s second quarter of 2020 net sales decreased 0.4%. Operating income for the second quarter of 2020 decreased 1.0%.
The second quarter of 2020 net sales decrease resulted from lower sales of marine instrumentation and test and measurement instrumentation, mostly offset by higher sales of environmental instrumentation. Sales of environmental instrumentation increased $6.9 million, sales of test and measurement instrumentation decreased $6.4 million and sales of marine instrumentation decreased $1.5 million. Environmental instrumentation included $21.7 million in sales from the 2019 acquisition of the gas and flame detection businesses. Test and measurement instrumentation included $4.8 million in sales from the 2020 acquisition of OakGate. Operating income second quarter of 2020 included $2.8 million in higher severance and facility consolidation costs, partially offset by improved product line margins. The operating profit included in the results for the second quarter of 2020 from recent acquisitions was $1.8 million.
The second quarter of 2020 cost of sales increased $0.9 million. Cost of sales as a percentage of net sales for the second quarter of 2020 increased slightly to 56.1% from 55.5%. Second quarter 2020 selling, general and administrative expenses decreased $1.4 million. The selling, general and administrative expense percentage decreased slightly to 25.5% in the second quarter of 2020 from 25.9%.

First six months of 2020 compared with the first six months of 2019
The Instrumentation segment’s first six months 2020 net sales increased 5.3%. Operating income for the first six months of 2020 increased of 11.7%.
The first six months of 2020 net sales increase resulted from higher sales of environmental and marine instrumentation, partially offset by lower sales of test and measurement instrumentation. Sales of environmental instrumentation increased $29.8 million and sales of marine instrumentation increased $2.6 million. Sales of test and measurement instrumentation decreased $4.8 million. Environmental instrumentation included $47.6 million in sales from the 2019 acquisition of the gas and flame detection businesses. Test and measurement instrumentation included $6.9 million in sales from the 2020 acquisition of OakGate. The increase in operating income the first six months of 2020 reflected the impact of higher sales and improved product line margins.
The first six months of 2020 cost of sales increased by $11.7 million and primarily reflected the impact of higher sales. The cost of sales percentage decreased slightly to 55.7% from 56.4%. The first six months of 2020 selling, general and administrative expenses increased by $5.5 million and primarily reflected the impact higher sales. The selling, general and administrative expense percentage decreased slightly to 26.2% in the first six months of 2020 from 26.5%.

Digital Imaging

	Second Quarter		Six Months
(dollars in millions)	2020	2019	2020	2019
Net sales	$237.6	$248.4	$484.3	$480.8
Cost of sales	$135.8	$137.0	$281.3	$276.6
Selling, general and administrative expenses	$55.0	$59.8	$112.4	$116.0
Operating income	$46.8	$51.6	$90.6	$88.2
Cost of sales as a % of net sales	57.2%	55.2%	58.1%	57.6%
Selling, general and administrative expenses % of net sales	23.1%	24.0%	23.2%	24.1%
Operating income as a % of net sales	19.7%	20.8%	18.7%	18.3%
Second quarter of 2020 compared with the second quarter of 2019
The Digital Imaging segment’s second quarter of 2020 net sales decreased 4.3%. Operating income for the second quarter of 2020 decreased 9.3%.
The second quarter of 2020 net sales primarily reflected lower sales of X-ray products for dental and medical applications, due in part to deferred patient treatments, and geospatial imaging products, partially offset by greater sales of infrared detectors for defense applications and $3.0 million in incremental sales from a 2019 acquisition. The decrease in operating income in the second quarter of 2020 primarily reflected the impact of lower sales.
The second quarter of 2020 cost of sales decreased $1.2 million and primarily reflected the impact of lower sales. Cost of sales as a percentage of net sales for the second quarter of 2020 increased to 57.2% from 55.2%. Second quarter 2020 selling, general and administrative expenses decreased $4.8 million reflecting the impact of lower sales and lower research and development expense. The selling, general and administrative expense percentage decreased to 23.1% in the second quarter of 2020 from 24.0% and reflected the impact lower research and development expense.
First six months of 2020 compared with the first six months of 2019
The Digital Imaging segment’s first six months of 2020 net sales increased 0.7%. Operating income for the first six months of 2020 increased 2.7%.
The first six months of 2020 net sales primarily reflected higher sales of infrared detectors for defense applications and MEMS products, partially offset by lower sales of X-ray products for dental and medical applications, due in part to deferred patient treatments, as well as geospatial imaging products. The first six months of 2020 also included $5.7 million in sales from recent acquisitions. The increase in operating income in the first six months of 2020 primarily reflected the impact of higher sales and lower research and development expense.
The first six months of 2020 cost of sales increased $4.7 million and reflected the impact of higher sales. The cost of sales percentage in 2020 increased slightly to 58.1% compared with 57.6%. Selling, general and administrative expenses, including research and development expense, increased to $90.6 million in the first six months of 2020, from $88.2 million and reflected the impact of higher net sales, partially offset by lower research and development expense. The selling, general and administrative expense percentage decreased to 23.2% in the first six months of 2020 from 24.1% and reflected the impact of lower research and development expense.

Aerospace and Defense Electronics

	Second Quarter		Six Months
(dollars in millions)	2020	2019	2020	2019
Net sales	$143.1	$176.0	$299.4	$342.6
Cost of sales	$96.4	$102.8	$207.2	$203.4
Selling, general and administrative expenses	$29.2	$34.6	$61.3	$68.1
Operating income	$17.5	$38.6	$30.9	$71.1
Cost of sales as a % of net sales	67.4%	58.4%	69.2%	59.4%
Selling, general and administrative expenses % of net sales	20.4%	19.7%	20.5%	19.8%
Operating income as a % of net sales	12.2%	21.9%	10.3%	20.8%
Second quarter of 2020 compared with the second quarter of 2019
The Aerospace and Defense Electronics segment’s second quarter of 2020 net sales decreased 18.7%. Operating income for the second quarter of 2020 decreased 54.7%.
The second quarter of 2020 net sales reflected $26.9 million of lower sales for aerospace electronics and lower sales of $6.0 million for defense and space electronics. The continued weakness in the commercial aerospace industry, due to COVID-19, has negatively affected sales of aerospace electronics. Reduced sales of defense and space electronics resulted from the OneWeb program. The decrease in operating income the second quarter of 2020 reflected impact of lower sales and $4.9 million in higher severance and facility consolidation costs.
The second quarter of 2020 cost of sales decreased $6.4 million and reflected the impact of lower sales, partially offset by higher severance and facility consolidation costs. Cost of sales as a percentage of net sales for the second quarter of 2020 increased to 67.4% from 58.4% and reflected impact of higher severance and facility consolidation costs. Selling, general and administrative expenses, including research and development expense, decreased to $29.2 million in the second quarter of 2020 from $34.6 million and primarily reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 20.4% in the second quarter of 2020 from 19.7%.
First six months of 2020 compared with the first six months of 2019
The Aerospace and Defense Electronics segment’s first six months of 2020 net sales decreased 12.6%. Operating income for the first six months of 2020 decreased 56.5%.
The first six months of 2020 net sales reflected $47.0 million of lower sales for aerospace electronics, partially offset by higher sales of $3.8 million for defense and space electronics. The continued weakness in the commercial aerospace industry, due to COVID-19, has negatively affected sales of aerospace electronics. The decrease in operating income in the first six months of 2020 primarily reflected the impact of lower sales and $12.9 million of higher severance, facility consolidation and certain changes in contract cost estimates.
The first six months of 2020 cost of sales increased by $3.8 million and reflected the impact of higher severance and facility consolidation costs, partially offset by lower sales. Cost of sales as a percentage of sales for the first six months of 2020 increased to 69.2% from 59.4% in the first six months of 2019 and reflected impact of higher severance and facility consolidation costs. Selling, general and administrative expenses, including research and development expense, decreased to $61.3 million in the first six months of 2020, compared with $68.1 million for the first six months of 2019 and primarily reflected the impact of lower sales. The selling, general and administrative expense percentage increased slightly to 20.5% in the first six months of 2020, compared with 19.8%.

Engineered Systems

	Second Quarter		Six Months
(dollars in millions)	2020	2019	2020	2019
Net sales	$99.5	$93.5	$196.0	$183.2
Cost of sales	$80.9	$77.2	$159.4	$153.9
Selling, general and administrative expenses	$7.8	$7.3	$14.4	$13.9
Operating income	$10.8	$9.0	$22.2	$15.4
Cost of sales as a % of net sales	81.3%	82.6%	81.3%	84.0%
Selling, general and administrative expenses % of net sales	7.8%	7.8%	7.4%	7.6%
Operating income as a % of net sales	10.9%	9.6%	11.3%	8.4%
Second quarter of 2020 compared with the second quarter of 2019
The Engineered Systems segment’s second quarter of 2020 net sales increased 6.4%. Operating income increased 20.0%.
The second quarter of 2020 net sales reflected higher sales of $5.8 million of engineered products and $1.5 million for turbine engines, partially offset by lower sales of $1.3 million of energy systems. The higher sales of engineered products and services primarily reflected increased sales from marine, nuclear and other manufacturing programs, as well as electronic manufacturing services products. Turbine engine sales reflected greater sales of Harpoon missile engines. Operating income in the second quarter of 2020 reflected the impact of higher sales and greater mix of manufacturing programs.
The second quarter of 2020 cost of sales increased $3.7 million and reflected the impact of higher sales. Cost of sales as a percentage of net sales for the second quarter of 2020 decreased to 81.3% from 82.6%. Selling, general and administrative expenses was $7.8 million for the second quarter of 2020 compared with $7.3 million in 2019. The selling, general and administrative expense percentage was 7.8% for the both the second quarter of 2020 and 2019.
First six months of 2020 compared with the first six months of 2019
The Engineered Systems segment’s first six months of 2020 net sales increased 7.0%. Operating income for the first six months of 2020 increased 44.2%.
The first six months of 2020 net sales reflected higher sales of $8.6 million of engineered products and services and $5.2 for turbine engines, partially offset by $1.0 million of lower sales of energy systems products. The higher sales of engineered products and services, primarily reflected increased sales from marine, nuclear and other manufacturing programs, as well as electronic manufacturing services products, partially offset by lower sales related to missile defense. The higher sales of turbine engines reflected increased sales for the Harpoon missile program. Operating income in the first six months of 2020 reflected the impact of higher sales.
The first six months of 2020 cost of sales increased by $5.5 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2020 decreased to 81.3% from 84.0%. Selling, general and administrative expenses, including research and development expense, increased to $14.4 million for the first six months of 2020, compared with $13.9 million for the first six months of 2019 and primarily reflected the impact of higher sales. The selling, general and administrative expense percentage decreased slightly to 7.4% for the first six months of 2020 compared with 7.6%.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $232.2 million for the first six months of 2020, compared with net cash provided by operating activities of $163.3 million. The higher cash provided by operating activities in the first six months of 2020 reflected improved accounts receivable collections and $33.4 million of deferred tax payments, as well as, cash flow from recent acquisitions.
Our net cash used by investing activities was $65.7 million for the first six months of 2020, compared with net cash used by investing activities of $261.6 million. The 2020 and 2019 first six months included $29.0 million and $222.5 million, respectively, for recent acquisitions. On January 5, 2020, we acquired OakGate for $28.5 million in cash. In February 2019, we acquired the scientific imaging businesses of Roper Technologies, Inc. for $224.8 million in cash. Capital expenditures for the first six months of 2020 and 2019 were $36.8 million and $39.4 million, respectively. Our goodwill was $2,061.3 million at June 28, 2020 and $2,050.5 million at December 29, 2019. Goodwill resulting from the acquisition of OakGate will not be deductible for tax purposes. Teledyne’s net acquired intangible assets were $409.2 million at June 28, 2020 and $430.8 million at December 29, 2019. The decrease in the balance of net acquired intangible assets primarily reflected amortization of acquired intangible assets. The Company is in the process of specifically identifying the amount to be assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the OakGate acquisition and the gas and flame detection business and the Micralyne acquisitions since there was insufficient time between the acquisition dates and the end of the period to finalize the analysis.

Financing activities provided cash of $27.8 million for the first six months of 2020, compared with cash provided by financing activities of $64.6 million. Proceeds from the exercise of stock options were $28.2 million for the first six months of 2020 compared with $20.7 million for the first six months of 2019.
Total debt at June 28, 2020 was $851.4 million. At June 28, 2020, $125.0 million was outstanding under the $750.0 million credit facility. At June 28, 2020, Teledyne had $25.8 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $614.5 million at June 28, 2020. The credit agreements require the Company to comply with various financial and operating covenants and at June 28, 2020, the Company was in compliance with these covenants.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, pension contributions, debt service requirements and the stock repurchase program, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility described below, will be sufficient to meet these requirements over the next twelve months. We may raise debt capital, depending on financial, market and economic conditions. We may need to raise additional capital to support acquisitions. We currently expect to spend approximately $70.0 million for capital expenditures in 2020, of which $36.8 million has been spent in the first six months of 2020. No cash pension contributions have been made since 2013 or are planned for the remainder of 2020 for the domestic qualified pension plan.
As of June 28, 2020, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At June 28, 2020, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2024 and $150.0 million term loan due October 2024 (issued October 2019)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.46 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	32.9 to 1

$575.5 million Private Placement Senior Notes due from September 2020 to 2024
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.46 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	32.9 to 1
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
Actual results could differ materially from these forward-looking statements. Many factors could change the anticipated results, including: disruptions in the global economy caused by the spread of the COVID-19 pandemic resulting in production, supply, contractual and other disruptions, including facility closures and furloughs and travel restrictions; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID-19 pandemic; the outcome of the OneWeb bankruptcy; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration and uncertainties related to the 2020 Presidential and Congressional elections; the imposition and expansion of, and responses to, trade sanctions and tariffs; escalating economic and diplomatic tension between China and the United States; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, could further negatively affect our businesses that supply the oil and gas industry. Disruptions from the production delay of Boeing’s 737 Max aircraft and continued weakness in the commercial aerospace industry due to the COVID-19 pandemic will negatively affect our aerospace electronics businesses. In addition, financial market fluctuations affect the value of the company's pension assets.
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

Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at June 28, 2020 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $9.3 million. A hypothetical 10 percent price change in the U.S. dollar from its value at June 28, 2020 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $0.6 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $150.0 million term loan. As of June 28, 2020, we had $125.0 million in outstanding under our credit facility and $150.0 million outstanding under our term loan for a total $275.0 million. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.75 million, assuming the $275.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at June 28, 2020 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swap designated as a cash flow hedge by approximately $28.9 million. A hypothetical 10 percent increase in the U.S. interest rates at March 29, 2020 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $3.0 million.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 28, 2020, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended June 28, 2020, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2019 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding COVID-19 risks and Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: July 22, 2020	By:	/s/ Susan L. Main
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