Form 10-K
period 2021-01-03
TELEDYNE TECHNOLOGIES INC
filed 2021-02-26
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2021
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant section 13(a) of the Act ☐
Indicate by check mark whether the registrant has filed a report on an attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public account firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 26, 2020, the aggregate market value of Common Stock (based upon closing price of the stock on the New York Stock Exchange) of the registrant held by non-affiliates was approximately $10.9 billion.
At February 23, 2021, there were 37,019,992 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement to be filed subsequently with the Securities and Exchange Commission pursuant to Regulation 14A for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

Explanatory Notes
In this Annual Report on Form 10-K, Teledyne Technologies Incorporated is sometimes referred to as the “Company” or “Teledyne”.
For a discussion of risk factors and uncertainties associated with Teledyne and any forward looking statements made by us, see the discussion beginning on page 5 of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business
Who We Are
Teledyne Technologies Incorporated (“Teledyne” or the “Company”), a Delaware company that spun off from Allegheny Technologies Incorporated as an independent company in 1999, provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. We differentiate ourselves from many of our direct competitors by having a customer and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
For discussion on our business and strategy for 2019 and 2018 see our Annual Report on Form 10-K for the fiscal year ended December 29, 2019; for a discussion of our 2019 acquisitions, see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.
Recent Developments
On January 4, 2021, we announced together with FLIR Systems, Inc. (“FLIR”) that the companies have entered into a definitive merger agreement under which we will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the merger agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of our common stock for each FLIR share, which implies a total purchase price of approximately $56.00 per FLIR share based on the 5-day volume weighted average price of our stock as of December 31, 2020.
The transaction is expected to close in the middle of 2021 subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (the “HSR Act”) approvals of our stockholders and FLIR stockholders and other customary closing conditions.
Our Business Segments
Our businesses are aligned in four segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Financial information about our business segments can be found in Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (this “Form 10-K”).
Instrumentation Segment
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, and electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
Our Instrumentation segment represented approximately 35% of our sales for 2020. Below is a description of the product lines that comprise the Instrumentation segment.
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
We provide a broad range of end-to-end undersea interconnect solutions to the offshore oil and gas, naval defense, oceanographic and telecom markets. We manufacture subsea, wet-mateable electrical and fiber-optic interconnect systems and subsea pressure vessel penetrators and connector systems with glass-to-metal seals. Our waterproof and splash-proof neoprene and glass reinforced epoxy connectors and cable assemblies are used in underwater equipment, submerged monitoring systems and other industrial applications. Other marine products used by the U.S. Navy and commercial customers include acoustic modems for networked underwater communication and optical underwater cameras and LED lighting sources.
We manufacture complete autonomous-operated underwater vehicles systems. Glider applications range from oceanographic research to persistent surveillance systems for the U.S. Navy. We also design and manufacture remotely operated underwater vehicles used in maritime security, military, search and rescue, aquaculture, and scientific research applications.

Environmental Instrumentation
We offer a wide range of products used for environmental monitoring. Our instrumentation monitors trace levels of gases such as sulfur dioxide, carbon monoxide, oxides of nitrogen and ozone, as well as particulate pollution, in order to measure the quality of the air we breathe. We also supply monitoring systems for the detection, measurement and automated reporting of air pollutants from industrial stack emissions, ozone generators and other process gas monitoring instruments. Our instrumentation is used to detect a variety of water quality parameters and in applications found in petrochemical and refinery facilities.
We also manufacture and provide complementary laboratory instrumentation including through laboratory automation and sample introduction systems which automates the preparation and concentration of organic samples.
Our advanced elemental analysis products are used by environmental and quality control laboratories to detect trace levels of inorganic contaminants in water, foods, soils and other environmental and geological samples. We manufacture high-precision pumps utilized in a wide variety of analytical, research clinical, preparative and fluid-metering applications. In addition, we manufacture liquid chromatography instruments and accessories for the purification of organic compounds, which include highly sensitive evaporative light scanning detectors, primarily for pharmaceutical laboratories involved in drug discovery and development. Finally, we manufacture instruments that are used by pharmaceutical scientists to evaluate the release rate characteristics and physical properties of various dosage forms to ensure the safety and efficacy of medicines worldwide.
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
We develop, manufacture, sell and license high-performance oscilloscopes, high-speed protocol analyzers, and related test and measurement solutions for a wide range of industries. Our oscilloscopes are used by designers and engineers to measure and analyze complex electronic signals to develop high-performance systems, validate electronic designs, and improve time to market. We also make high-speed, high-resolution modular analog-to-digital conversion systems for applications including test and measurement, medical imaging, Light Detection and Ranging, and software defined radio.
Design and test engineers use our protocol analysis solutions to monitor accurately and reliably high data-rate communication interfaces and diagnose operational problems in a wide range of systems and devices to ensure that they comply with industry standards, including the area of cloud computing and networks. Our product lines, along with our leadership in USB technology, provide a unique base to service the mobile, internet of things, automotive and consumer electronics test market. Our most recent acquisition of OakGate Technology, Inc. (“OakGate”) during 2020 provides protocol validation and test tools for disk drives, both spinning and solid state, and servers used for cloud-based storage.
We also manufacture torque sensors and automatic data acquisition systems that are used to test critical control valves in nuclear power and industrial plants. Our torque sensors are also used in other markets, including automotive and power tools.
Digital Imaging Segment
Our Digital Imaging segment includes high-performance sensors, cameras and systems, within the visible, infrared, ultraviolet and X-ray spectra for use in industrial, scientific, government, defense and security and medical applications, among others. We also produce and provide manufacturing services for micro electromechanical systems (“MEMS”) and high-performance, high-reliability semiconductors including analog-to-digital and digital-to-analog converters. This segment also includes our sponsored and centralized research laboratories.
Our Digital Imaging segment represented approximately 32% of our sales for 2020.
Through this segment, we design, develop and manufacture image sensors and digital cameras for use in industrial, scientific, academic research and medical applications and hardware and software for image processing and automatic data collection in industrial, academic research and medical applications. We also develop high-resolution, low-dose X-Ray sensors for medical, dental and industrial applications.
We provide research and engineering capabilities primarily in the areas of electronics, materials, optical systems, and information science to military, aerospace and industrial customers, as well as to various businesses throughout Teledyne. We receive funding from the Defense Advanced Research Products Agency and various other U.S. Department of Defense funding agencies, and we collaborate with researchers at universities and national laboratories to stay at the forefront of emerging technologies. Through our 2019 acquisition of the scientific imaging businesses of Roper Technologies, Inc., we manufacture state-of-the-art cameras, spectrographs and optics for advanced research in physical sciences, life sciences research and spectroscopy imaging for applications and markets that include materials analysis, quantum technology and cell biology imaging using fluorescence and chemiluminescence.

Aerospace and Defense Electronics Segment
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems, data acquisition and communications components and equipment, harsh environment interconnects, general aviation batteries and other components for a variety of commercial and defense applications that require high performance and high reliability. Such applications include aircraft, radar, electronic warfare, weapon systems, space, wireless and satellite communications and terminals and test equipment.
Our Aerospace and Defense Electronics segment represented approximately 19% of our sales for 2020.
We provide onboard avionics systems and ground-based applications that allow civil and military aircraft software operators to access, manage and utilize their data more efficiently. Our products include aircraft data and connectivity solutions, hardware systems, and software applications used by commercial airlines and the U.S. military, and we provide services related to our products.
Engineered Systems Segment
Our Engineered Systems segment provides innovative systems engineering, integration and advanced technology development, and complex manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and manufactures specialty electronics for demanding military applications.
Our Engineered Systems segment represented approximately 14% of our sales for 2020.
Our core business base, includes NASA, the U.S. Department of Defense, the U.S. Department of Energy, foreign militaries and commercial customers.
Customers
We have a large number of customers in the various industries we serve. No commercial customer in 2020 or 2019 accounted for more than 3.0% of total net sales or more than 10% of any segments net sales.
Sales to international customers accounted for approximately 45% of total sales in 2020 compared with 44% in 2019. In both 2020 and 2019, we sold products to customers in over 100 foreign countries. Approximately 90% of our sales to international customers during 2020 were made to customers in 22 foreign countries. In 2020, the top five countries for sales to international customers, ranked by sales, volume were China, the United Kingdom, Germany, Japan and France and represented approximately 20% of our total net sales.
Approximately 26% and 24% of our total net sales for 2020 and 2019, respectively, were derived from contracts with agencies of, and prime contractors to, the U.S. Government. Information on our sales to the U.S. Government, including direct sales as a prime contractor and indirect sales as a subcontractor, is as follows (in millions):

U.S. Government sales by segment:	2020	2019	2018
Instrumentation	$80.6	$80.4	$68.3
Digital Imaging	120.9	107.4	90.5
Aerospace and Defense Electronics	229.9	225.3	177.2
Engineered Systems	386.8	346.7	319.3
Total U.S. Government sales	$818.2	$759.8	$655.3
Our principal U.S. Government customer is the U.S. Department of Defense, which totaled approximately $578.4 million and $545.5 million of our total net sales for 2020 and 2019, respectively. In 2020 and 2019, our largest program with the U.S. Government was the Mission Operations and Integration contract with the NASA Marshall Space Flight Center, which represented 1.5% and 1.4% of our total net sales, respectively.
As described in greater detail under Item 1A. Risk Factors of this Form 10-K, there are risks associated with doing business with the U.S. Government. In 2020, approximately 67% of our U.S. Government prime contracts and subcontracts were fixed-price type contracts, compared to 64% in 2019. Under these types of contracts, we bear the inherent risk that actual performance cost may exceed the fixed contract price. Such contracts are typically not subject to renegotiation of profits if we fail to anticipate technical problems, estimate costs accurately or control costs during performance. Additionally, U.S. Government contracts are subject to termination by the U.S. Government at its convenience, without identification of any default. When contracts are terminated for convenience, we recover costs incurred or committed, settlement expenses and profit on work completed prior to termination. We had no U.S. Government contracts terminated for convenience in 2020, compared with three in 2019.
Many of our government contracts are awarded after a competitive bidding process in which we seek to emphasize our ability to provide superior products and technical solutions in addition to competitive pricing.
Our total backlog of confirmed and funded orders was approximately $1,700.2 million at January 3, 2021, compared with $1,699.3 million at December 29, 2019. We expect to fulfill more than 77% of such backlog of confirmed orders during 2021.

Raw Materials and Suppliers
Generally, our businesses have experienced minimal fluctuations in the supply of raw materials, but not without some price volatility. While some of our businesses provide services, for those businesses that sell hardware and product, a portion of the value that we provide is labor-oriented, such as design, engineering, assembly and test activities. In manufacturing our products, we use our own production capabilities and third-party suppliers and subcontractors, including international sources. Some of the items we use for the manufacture of our products, including certain components for particular marine navigation applications, certain magnets and helix wire for our traveling wave tubes, certain infrared detectors substrates and certain ceramics and molding compounds used in our sonar systems, as well as certain scintillator materials used in the production of our X-Ray detectors, are purchased from limited or single sources, including international sources, due to technical capability, price and other factors. At times we have experienced difficulty in procuring raw materials, components, sub-assemblies and other supplies required in our manufacturing processes due to shortages and supplier-imposed allocation of components. We did not experience significant difficulty in obtaining raw materials and/or other supplies during 2020.
Marketing
Our sales and marketing approach varies by segment and by products within our segments. A shared fundamental tenet is the commitment to work closely with our customers to understand their needs, with an aim to secure preferred supplier and longer-term relationships. Given the technical nature of our products, we conduct our domestic and international marketing activities through a direct internal sales force, as well as third-party sales representatives and distributors, both in the United
States and in other countries.
Competition
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
Intellectual Property
We own and control various intellectual property rights, including patents, trade secrets, confidential information, trademarks, trade names, and copyrights. We are licensed to use certain patents, technology and other intellectual property rights owned and controlled by others. Similarly, other companies are licensed to use certain patents, technology and other intellectual property rights owned and controlled by us. We do not consider any single patent or trademark, or any group of them, essential either to Teledyne’s business as a whole or to any one of our reportable segments. The annual royalties received or paid under license agreements are not significant to any of our reportable segments or to Teledyne’s overall operations.
Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the expiration or termination of these patents, patent applications and license agreements to have a material adverse effect on our business, results of operations or financial condition.
Environment and Other Government Regulations
Information with respect to environmental matters is set forth under “Other Matters – Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 14 of the Notes to Consolidated Financial Statements in this Form 10-K. No material capital expenditures relating to environmental or other government regulatory compliance are presently anticipated.
Sustainability
Teledyne continues to focus on developing solutions to address sustainability and climate challenges facing humanity today. Many of our products directly support sustainability and climate challenges. We provide a broad range of precision measurement technologies for environmental monitoring and climate research. Our sensors and instruments are deployed everywhere, from pole to pole, in space, on aircraft and drones, on land, on the sea surface, in the water column, and on the seafloor. They operate around the clock, measuring greenhouse gases from space, precisely monitoring air and water quality throughout the world, and continuously profiling all of Earth’s oceans. Applications of our instruments provide scientists information that spans time from the origin of the universe to providing real-time data regarding air pollution and dangerous storms, such as time-critical warning of hurricanes and tsunamis.

Board Oversight
Pursuant to the mandate in their respective charters, the Audit Committee of our Board of Directors (the “Board”) regularly reviews matters related to compliance with environmental laws and the health and safety of employees, and the Nominating and Governance Committee of our Board reviews and evaluates our policies and practices and monitors our efforts in areas of legal and social responsibility, diversity and sustainability.
Human Capital
We consider our relations with our employees to be good. At January 3, 2021, our total workforce consisted of approximately 10,670 employees in more than 25 countries. Workforce demographics for various regions are provided below:

				Gender
	Percent to Total Employees	Average Age	Average Years of Service	Male	Female	Not Specified
Americas	72%	49.1	11.4	59%	34%	7%
Europe, the Middle East and Africa	26%	44.9	11.3	56%	22%	22%
Asia-Pacific Region	2%	42.4	7.6	42%	20%	38%
Employees are vital to the success of our innovation-driven growth strategy. We are focused on effective attraction, development, and retention of employees through competitive compensation and benefits, workforce and management development, diversity and inclusion initiatives, succession planning, corporate culture and leadership quality.
We have a stable and long-tenured workforce. In 2020, our average voluntary employee turnover (excluding reductions in force) was approximately 9%. As of January 3, 2021, the average years of service of our employees was approximately 11 years.
We are committed to identifying and developing the talents of our next generation of leaders. On an annual basis, we conduct an organization and leadership review with our Executive Chairman and President and Chief Executive Officer for all segment, business unit, and function leaders, focusing on our high performing and high potential talent, diversity and succession for our most critical roles. From this review, individualized development and retention programs are implemented or revised as needed.
With the oversight of our Senior Vice President, General Counsel, Chief Compliance Officer, and Secretary and our Vice President of Human Resources, our Equality, Diversity and Inclusion Committee has piloted an anonymized resume review process to evaluate the potential for name bias when reviewing potential candidates, expanded recruitment sources, and enhanced diversity training and awareness.
Available Information
Teledyne’s website is www.teledyne.com. We make available on our website, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file or furnish such material to the U.S. Securities and Exchange Commission (the “SEC”) at www.sec.gov. We will provide, free of charge, a paper copy of any report we file with the SEC (without exhibits) upon written request to Melanie S. Cibik, Senior Vice President, General Counsel, Chief Compliance Officer and Secretary, at Teledyne Technologies Incorporated, 1049 Camino Dos Rios, Thousand Oaks, California 91360-2362.

Item 1A.	Risk Factors
Risk Factors; Cautionary Statement as to Forward-Looking Statements
The following discussion sets forth the material risk factors that could affect Teledyne’s financial condition and operations. You should not consider any descriptions of these factors to be a complete set of all potential risks that could affect
Teledyne. Any of the risk factors discussed below could by itself, or combined with other factors, materially and adversely affect our business, results of operations, financial condition, competitive position or reputation, including materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.
Risks related to the pending acquisition of FLIR
On January 4, 2021, we announced our proposed acquisition of FLIR in a cash and stock transaction valued at approximately $8.0 billion (including net debt), which would make the acquisition our largest to date. FLIR designs, develops, manufactures, markets, and distributes technologies that enhance perception and awareness. FLIR provides innovative sensing solutions through thermal imaging, visible-light imaging, video analytics, measurement and diagnostic, and advanced threat detection systems. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR, headquartered in Wilsonville, Oregon, will be part of the Digital Imaging segment.

While many of the products made and markets served by FLIR are complementary to Teledyne, the acquisition of FLIR would expand the size of our Digital Imaging segment relative to our other segments. Continued innovation and research and development efforts will be required to maintain FLIR’s leadership position in imaging products. There are numerous risk and uncertainties associated with the acquisition, including:
•Completion of the acquisition is subject to a number of conditions, some of which are outside of our control, and if any of these conditions are not satisfied or waived, the acquisition will not be completed. Among these conditions are the approval by FLIR’s stockholders of the acquisition, the approval by our stockholders of the issuance of Teledyne stock in the acquisition and the receipt of certain regulatory approvals, including the expiration or termination of any applicable waiting period (and any extension thereof) under the HSR Act and under the antitrust laws of certain non-U.S. jurisdictions.
•Teledyne’s and FLIR’s existing business relationships with third parties may be disrupted due to uncertainty associated with the acquisition, which could have an adverse effect on the results of operations, cash flows and financial position of the combined company.
•Failure to complete the acquisition could negatively impact our stock price and our future business and financial results.
•The merger agreement between Teledyne and FLIR subjects us to restrictions on our activities, such as certain equity issuances during the period while the acquisition is pending.
•After the acquisition, as a result of the issuance of Teledyne stock in the acquisition to the holders of FLIR stock, Teledyne stockholders will have lower ownership and voting interests in Teledyne than they currently have and will exercise less influence over management.
•Litigation challenging the acquisition may increase costs and prevent the acquisition from being completed within the expected timeframe, or from being completed at all.
•Both we and FLIR will incur significant transaction costs in connection with the acquisition.
•Unplanned future events and conditions could reduce or delay the accretion to earnings that is currently projected by us in connection with the acquisition.
•Pursuant to the merger agreement we may be required, under certain circumstances related to the termination of the merger agreement, to pay a termination fee to FLIR of $250.0 million, which, if paid, may materially and adversely affect our financial results.
•We intend to pay the cash portion of the consideration for the acquisition, refinance certain existing indebtedness of us and FLIR, and pay other fees and expenses required to be paid in connection with the acquisition from cash on hand and borrowings. There can be no assurance that we will be able to secure the funds necessary to pay the cash portion of the merger consideration in connection with the acquisition and refinance certain existing indebtedness on acceptable terms, in a timely manner or at all.
•The COVID-19 pandemic may delay or prevent the completion of the acquisition.
•After completion of the acquisition, we may fail to realize the anticipated benefits and cost savings of the transaction, which could adversely affect the value of our common stock.
•The future results of the combined company may be adversely impacted if we do not effectively manage our expanded operations following completion of the acquisition.
•Both Teledyne and FLIR may have difficulty retaining, motivating, and attracting executives and other employees in light of the pending acquisition, including those experienced with post-acquisition integration, and failure to do so could seriously harm the combined company.
•The effects of the COVID-19 pandemic could adversely affect the business, results of operations and financial condition of Teledyne, FLIR and the combined company following the completion of the acquisition.
•The market price of our common stock may decline as a result of the acquisition if, among other things, the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by financial or industry analysts, or if the effect of the acquisition on the combined company’s financial results is not consistent with the expectations of financial or industry analysts.
Risks related to the indebtedness expected to be incurred in connection with the FLIR acquisition
The incurrence by us of substantial indebtedness in connection with the financing of the acquisition, along with the planned assumption of FLIR’s existing senior notes may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
Teledyne expects to incur a significant amount of indebtedness in connection with the financing of the FLIR acquisition, which we expect will be funded using borrowings along with cash on hand. We may also incur additional indebtedness through the planned assumption of FLIR’s existing senior notes. The use of indebtedness to finance the acquisition will reduce our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital and capital expenditure needs or to pursue other potential strategic plans. We expect that the agreements we will enter into with respect to the indebtedness we will incur to finance the acquisition or in connection with the planned assumption of FLIR’s existing senior notes will contain negative covenants, that, subject to certain exceptions, will include limitations on indebtedness, liens, dispositions, investments and mergers and other fundamental changes. Our ability to comply with these negative covenants can be affected by events beyond our control. The indebtedness and these negative covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the negative covenants could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.
Following completion of the acquisition, the credit rating of the combined company could be downgraded and/or the combined company may fail to obtain an investment grade rating, which may increase borrowing costs or could trigger an obligation to make an offer to purchase FLIR’s $500 million senior notes.
By reason of the debt incurred to finance the cash portion of the consideration for the acquisition, the combined company will have a considerably higher level of indebtedness than we and FLIR currently have in the aggregate, and there can be no assurance that the credit ratings of the existing FLIR debt will not be subject to a downgrade below investment grade. If a ratings downgrade were to occur or if the combined company fails to obtain an investment grade rating, the combined company could experience higher borrowing costs in the future and more restrictive debt covenants, which would reduce profitability and diminish operational flexibility. Specifically, in the event that FLIR’s existing senior notes are downgraded below investment grade as a result of the acquisition, the terms of these notes will require the combined company to commence a change of control offer after the closing of the acquisition.
Because of higher debt levels, we may not be able to service our debt obligations in accordance with the terms contained in the agreements.
Our ability to meet our expense and debt service obligations contained in the agreements we expect to enter into with respect to the indebtedness we will incur to finance the acquisition will depend on our available cash and its future performance, which will be affected by financial, business, economic and other factors, including potential changes in laws or regulations, industry conditions, industry supply and demand balance, customer preferences, the success of our products and pressure from competitors. If we are unable to meet our debt service obligations after the acquisition or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results after the acquisition. In addition, our debt obligations may limit our ability to make required investments in capacity, technology or other areas of our business, which could have a material adverse effect on our business, financial condition or operating results.
Risks Related to Our Business and Industry
Acquisitions involve inherent risks that may adversely affect our operating results and financial condition.
Our growth strategy includes acquisitions. In 2020 and 2019, we expended $29.0 million and $484.0 million in cash, respectively, relating to acquisitions and other investments. Acquisitions involve various inherent risks, such as:
•our ability to assess accurately the value, strengths, weaknesses, internal controls, contingent and other liabilities and potential profitability of acquisition candidates;
•difficulties in integrating acquired businesses, including the potential loss of key personnel from an acquired business, our potential inability to achieve identified financial, operating and other synergies anticipated to result from an acquisition, and integration issues associated with internal controls of acquired businesses;
•the diversion of management’s attention from our existing businesses;
•the potential impairment of assets;
•potential unknown liabilities associated with a business that we acquire or in which we invest, including environmental liabilities; and
•production delays associated with consolidating acquired facilities and manufacturing operations.

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
As of January 3, 2021, we had $778.5 million total outstanding indebtedness, including $195.0 million in senior unsecured fixed rate notes, $305.3 million in Euro denominated fixed rate notes, $150.0 million in term loans and $125.0 million outstanding under our $750.0 million floating rate credit facility. Our indebtedness or a failure to comply with our covenants that apply to our indebtedness could harm our business by, among other things, reducing the funds available to make acquisitions, capital expenditures, or reducing our flexibility in planning for or reacting to changes in our business or market conditions. Our indebtedness exposes us to interest rate risk since a portion of our debt obligations are at variable rates. Our indebtedness or a failure to comply with our covenants that apply to our indebtedness could also have a material adverse effect on our business by increasing our vulnerability to general adverse economic and industry conditions or a downturn in our business. General adverse economic and industry conditions or a downturn in our business could result in our inability to repay this indebtedness in a timely manner.
Further, the Financial Conduct Authority (the authority that regulates the London Interbank Offered Rate, or LIBOR) has announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in debt instruments, derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives, debt and cash markets exposed to USD-LIBOR. It is unclear as to what the new method of calculating LIBOR that may evolve and this new method could adversely affect the Company’s interest rates on the Company’s indebtedness. The Company is monitoring the ARRC transition plan and is evaluating potential related risks. As of January 3, 2021, approximately 35.3% of the Company’s long-term debt is variable and can be indexed to USD-LIBOR. Our $750.0 million credit facility includes a procedure to switch to LIBOR alternative replacement rates in the future.
Escalating global trade tensions and the adoption or expansion of tariffs and trade restrictions could negatively impact us.
The Company has operations in China, which represented one of the top five countries for our international sales in 2020 and 2019. Any tariffs or other trade restrictions affecting the import of products from China or any retaliatory trade measures taken by China in response to existing or future tariffs could have a material adverse effect on our results of operations.
Starting in 2018, the U.S. Government imposed tariffs on a wide range of goods imported from China and China has retaliated by placing tariffs on various U.S. origin goods. While both countries signed a preliminary trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China, the agreement leaves in place most tariffs on Chinese goods. The final outcome of the negotiations and agreements is not possible to predict. Further escalation of the “trade war” between the U.S. and China, or the countries’ inability to reach further trade agreements, could result in continued or increased tariffs. High tariffs generally increase the cost of materials for our products, which could result in our products becoming less competitive or generating lower margins. With high tariffs imposed on our products, we may also need to find new suppliers and components for our products, which could result in production delays. To the extent our products are the subject of retaliatory tariffs, customers in some countries or regions, such as China, may begin to seek domestic or non-U.S. sources for products that we sell, or be pressured or incentivized by foreign governments not to purchase U.S.-origin goods, which could harm our future sales in these markets. Additionally, if China bolsters laws or regulations requiring the use of local China suppliers, it could have a negative impact on Teledyne’s revenues.
Additionally, a number of well-established customers and suppliers have become listed on Government restricted party lists without much warning. In particular, U.S. export enforcement agencies have placed several Chinese and Russian companies and many of their international subsidiaries on such lists, prohibiting the export of most commercial and dual-use items subject to the Export Administration Regulations. Multiple Teledyne companies had large pending orders with some of those companies that had to be either cancelled or for which Teledyne has submitted export license applications that have a low probability of approval. For example, Huawei Technologies, Co., Ltd. (“Huawei”), and its non-U.S. affiliates have been added to the U.S. Department of Commerce Bureau of Industry and Security Entity list. Huawei was a customer of our test and measurement business, and pending export license applications have not yet been approved. The U.S. Government has also made efforts to increase restrictions on some of the listed entities, including proposals to expand U.S. export jurisdiction over foreign made products containing certain U.S.-origin materials. In 2020, the U.S. Government applied restrictions to products sold to Huawei where there was no U.S. content in the products, but certain equipment used to manufacture the products had U.S. origins. Additionally, we face the risk that Airbus, a customer to our commercial aerospace business, will demonstrate a preference for non-U.S. sources due to the complications and uncertainties of trade compliance. While we will continue to work to mitigate the impact of tariffs and trade restrictions, they could result in revenue reduction, price increases on material used in our products or production delays, which could adversely affect our business, financial condition, operational results and cash flows.
A material amount of our total revenues is derived from companies in the oil and gas industry, especially the offshore oil and gas industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.
A material amount of our total revenues is derived from companies in or connected to oil and gas exploration, development and production, especially the offshore oil and gas industry. The oil and gas industry has historically been cyclical and characterized by significant changes in the levels of exploration and development activities. Oil and gas prices, and market expectations of potential changes in those prices, significantly affect the levels of those activities. Any prolonged reduction in the overall level of offshore oil and gas exploration and development activities, whether resulting from changes in oil and gas prices or otherwise, could materially and adversely affect our financial condition and the results of our businesses within our Instrumentation segment.
Some factors that have affected and are likely to continue affecting oil and gas prices and the level of demand for our products and services include the following:
•worldwide demand for oil and gas;
•general economic and business conditions and industry trends;
•the ability of the Organization of Petroleum Exporting Countries (“OPEC”), to set and maintain production levels;
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
Recession, financial and credit market disruptions, or an economic downturn in China, may adversely affect us.
If another global recession emerges, if economic uncertainty in Europe continues or worsens, or if economic growth in China slows, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. Our sales to China-based customers represented approximately 6.0% and 6.6% of total revenues in 2020 and 2019, respectively. Economic growth in China had slowed due to the COVID-19 pandemic. Continued growth in many of our businesses, including those in our Environmental Instrumentation group, could be negatively impacted if another economic downturn occurs in China. The COVID-19 pandemic has increased volatility and pricing in the capital markets. If negative conditions in the global credit markets prevent our customers from having access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. An economic or credit crisis could also impact our ability to raise capital when needed. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, operational results, and cash flows.
We develop and manufacture products for customers in the energy exploration and production markets, domestic and international commercial aerospace markets, the semiconductor industry, and the consumer electronics, telecommunications and automotive industries; each of which has been cyclical, exhibited rapid changes and suffered from fluctuating market demands. A cyclical downturn in these markets may materially affect future operating results. Due to declines in air travel, we face risk that our addressable market for retrofit products will shrink further as airlines retire significant number of aircraft.
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
During 2020, sales to international customers accounted for approximately 45% of our total revenues, compared with 44% in 2019. In 2020, we sold products to customers in over 100 countries. In 2020, the top five countries for international sales were China, Germany, the United Kingdom, Japan and France, constituting approximately 20% of our total sales. We anticipate that future sales to international customers will continue to account for a significant and increasing percentage of our revenues, particularly since business and growth plans for many Teledyne businesses focus on sales outside of the United States to emerging markets such as China, India, Brazil and West Africa.
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
In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“E.U.”), commonly referred to as “Brexit.” The U.K. formally left the E.U. on January 31, 2020 and entered a transition period until December 31, 2020 during which the U.K. remained in both the E.U. customs union and single market. That transition period has now ended and the E.U. and U.K. have entered into a Trade and Cooperation Agreement (“TCA”). The TCA ensures tariff-free and quota-free trade in goods between the E.U and the U.K. but also introduces certain non-tariff barriers to trade. In the medium- to long-term, the withdrawal of the U.K. from the E.U. may create further global economic uncertainty, which may adversely impact the economies of the U.K., the E.U. countries and other nations, may cause our current and future customers to reduce their spending on our products and services, and may cause certain E.U.-based customers to source products from businesses based outside of the U.K. For example, Brexit-related uncertainty could lead to a reconsideration by Airbus as to future investment and spending in the U.K., which could reduce sales for our U.K.-based businesses that supply Airbus. Potential Brexit-related risks for our U.K.-based businesses also include increased import duties, loss of customers in the E.U., delays in the movement of goods between the U.K. and the E.U. and loss of access to the E.U. labor pool. Given our several U.K.-based businesses, volatility in the value of the British pound relative to the U.S. dollar, or other foreign currencies, could increase the cost of raw materials and components for our U.K.-based businesses and could otherwise adversely affect the business, operations and the financial condition of our U.K.-based businesses.
Higher tax rates may harm our results of operations and cash flow.
As Teledyne expands globally, increases in the United States of the taxation of foreign income and expenses may harm our results of operations and cash flow. The relative amount of income we earn in other jurisdictions could reduce our net income and increase our cash payments. Additionally, the new U.S. Presidential administration proposed a higher corporate tax rate of 28% compared to 21%. Such increased tax rate in the U.S. or in other jurisdictions could also reduce our net income and increase our cash payments.

Changes in future business conditions could cause business investments, goodwill and other long-lived assets to become impaired, resulting in significant losses and write-downs that would reduce our operating income.
On January 3, 2021, Teledyne’s goodwill was $2,150.0 million and net acquired intangible assets were $409.7 million. Under current accounting guidance, we are required to test annually both acquired goodwill and other indefinite-lived intangible assets for impairment based upon a fair value approach, rather than amortizing the value over time. We have chosen to perform our annual impairment reviews of goodwill and other indefinite-lived intangible assets during the fourth quarter of each fiscal year. We are also required to test goodwill for impairment between annual tests if events occur or circumstances change that would more likely than not reduce our enterprise fair value below its book value. These events or circumstances could include a significant change in the business climate, including a significant sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business, or other factors. If the fair market value is less than the carrying value, including goodwill, we could be required to record an impairment charge. The valuation of reporting units requires judgment in estimating future cash flows, discount rates and estimated product life cycles. In making these judgments, we evaluate the financial health of the business, including such factors as industry performance, changes in technology and operating cash flows. As we have grown through acquisitions, the amount of goodwill and net acquired intangible assets is a significant portion of our total assets. As a result, the amount of any annual or interim impairment could be significant and could have a material adverse effect on our reported financial results for the period in which the charge is taken. We also may be required to record an earnings charge or incur unanticipated expenses if, as a result of a change in strategy or other reason, we were to determine the value of other assets had been impaired.
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
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including subcontracts with government prime contractors. Sales under contracts with the U.S. Government, including sales under contracts with the U.S. Department of Defense, as prime contractor or subcontractor, represented approximately 26% of our total revenue in 2020, compared with 24% in 2019. Performance under government contracts has inherent risks that could have a material effect on our business, results of operations, and financial condition.
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
Also, defense spending does not necessarily correlate to continued business for us, because not all of the programs in which we participate or have current capabilities may be provided with continued funding. Changes in policy and budget priorities by the new U.S. Presidential Administration for various defense and National Aeronautics and Space Administration (“NASA”) programs could impact our Engineered Systems, Aerospace and Defense Electronics and Digital Imaging segments. Our Aerospace and Defense Electronics segment may be impacted by volume or price reductions in connection with the F-35 Joint Strike Fighter program, to the extent they are imposed. The timing of program cycles can affect our results of operations for a quarter or year, and cancellations of significant programs such as the Space Launch System (“SLS”), Launch Vehicle Stage Adapter (“LVSA”), International Space Station (“ISS”), Mission Operations and Integration (“MO&I”), or the Shallow Water Combat Submersible (“SWCS”) would affect our results.
In 2020 and 2019, our largest contract with the U.S. Government was the MO&I contract, which represented 1.5% and 1.4% of our total net sales, respectively. In June 2020, Teledyne Brown Engineering, Inc. was notified that NASA had awarded to another contractor the Marshall Operations, Systems, Services, and Integration (“MOSSI”) contract, which represented a combination of the Huntsville Operations Support Center contract and the MO&I contract. Subsequently, Teledyne Brown Engineering, Inc. filed a protest challenging such award, which protest was sustained and which sustainment triggered the cancelation of the MOSSI request for proposal and requiring a new acquisition, free of involvement of individuals with a conflict of interest, to begin. While the MO&I contract continues through September 2021, and NASA has several options to further extend it through March 2023, there is no guarantee it will be further extended. NASA anticipates release of the new acquisition, the Marshall Operations, Systems, Services, and Integration II, draft solicitation in April 2021 with the award expected in late 2022. There is no guarantee that Teledyne Brown Engineering will be awarded this new contract.

It is also not uncommon for the U.S. Department of Defense to delay the timing of awards or change orders for major programs for six to twelve months. Reductions and delays in research and development funding by the U.S. Government could impact our revenues. Uncertainty over budgets or priorities with the new U.S. Presidential Administration could result in delays in funding and the timing of awards, and changes in funded programs that could have a material impact on our revenues. A significant shift in U.S. Government priorities related to programs and acquisition strategies could have a material impact to our financial results.
Further, most of our U.S. Government contracts are subject to termination by the U.S. Government either at its convenience or upon the default of the contractor. Termination for convenience provisions provides only for the recovery of costs incurred or committed, settlement expenses, and profit on work completed prior to termination. Termination for default clauses imposes liability on the contractor for excess costs incurred by the U.S. Government in re-procuring undelivered items from another source. We had no U.S. Government contracts terminated for convenience in 2020, compared with three in 2019. No contracts were terminated for default during such two-year period.
Our U.S. Government contracting business is subject to government contracting regulations, including increasingly complex regulations on cybersecurity, and our failure to comply with such laws and regulations could harm our operating results and prospects.
Our U.S. Government contracting businesses, like other government contractors, are subject to various audits, reviews and investigations (including private party “whistleblower” lawsuits) relating to our compliance with applicable federal and state laws and regulations. More routinely, the U.S. Government may audit the costs we incur on our U.S. Government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed would need to be refunded. We have recorded contract revenues based upon costs we expect to realize after final audit. In a worst case scenario, should a business or division be charged with wrongdoing, or should the U.S. Government determine that the business or division is not a “presently responsible contractor,” that business or division, and conceivably our Company as a whole, could be temporarily suspended or, in the event of a conviction, could be debarred for up to three years from receiving new government contracts or government-approved subcontracts. In addition, we could expend substantial amounts defending against such charges and in damages, fines and penalties if such charges were proven or were to result in negotiated settlements. Routine audits by U.S. Government agencies of Teledyne’s various procurement and accounting systems have the potential to result in disapproval of the audited systems by the administrative contracting officer. Disapproval could significantly impact cash flow, as up to 10% may be withheld from payments.
The Department of Defense as well as other U.S. Government contracting agencies have adopted rules and regulations requiring contractors to implement a set of cyber security measures to attain the safeguarding of contractor systems that process, store, or transmit certain information. Implementation and compliance with these cyber security requirements is complex and costly, and could result in unforeseen expenses, lower profitability and, in the case of non-compliance, penalties and damages, all of which could have an adverse effect on our business. The cyber security requirements also impact our supply base which could impact cost, schedule and performance on programs if suppliers do not meet the requirements and therefore, do not qualify to support the programs.
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
We also have the risk that our defense businesses may not be able to replace revenue related to legacy platforms with products for new platform applications. We face the risk that changes in systems architectures will obviate the need for our products. For example, electronically steered radar arrays do not need certain high voltage interconnects like mechanically steered radar arrays do and unmanned aircraft will not need ejection seat sequencers.
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
The FAA and the U.S. Department of Justice’s Fraud Section, among other agencies and countries, have been investigating two Boeing 737 Max 8 aircraft crashes that occurred in October 2018 and March 2019, which resulted in the groundings of such aircraft across the world. Subsequently, Boeing announced in December 2019 that it was temporarily suspending production of the 737 Max starting in January 2020. While Boeing has started to resume minimal production in May 2020 and governmental groundings have been lifted, production is not expected to reach historic levels for the immediate future. While resumption of some production of the 737 Max has been factored into our business plans, there is a risk that airlines and air travelers may respond negatively to the 737 Max aircraft due to historic and continuing perceived safety concerns. These factors may further negatively impact our Teledyne Controls’ business.

Increasing competition could reduce the demand for our products and services.
Each of our markets is highly competitive. Many of our competitors have, and potential competitors could have, greater name recognition, a larger installed base of products, more extensive engineering, manufacturing, marketing and distribution capabilities and greater financial, technological and personnel resources. New or existing competitors may also develop new technologies that could adversely affect the demand for our products and services. We have been experiencing increased competition for some of our key products. Furthermore, some of our patents have or are expiring, which could open up further competition. For example, our U.S. patent related to our Wireless GroundLink product expired in 2018, allowing several competitors to enter the market. Additionally, some of our customers have been developing competing products or electing to vertically integrate and replace our products with their own. For example, Airbus is providing a wireless product, FOMAX, which now competes directly with Teledyne Controls hardware and services. Furthermore, Boeing has announced a vertical integration program, which includes avionics. Specifically, Boeing has expressed its intention to replace certain Teledyne wireless products on both the 737 Max and 787 aircraft with its own wireless products. Lastly, some of our products face increasing competition from alternative technologies. For example, the lead acid batteries that Teledyne Battery Products sells face competition from lithium ion batteries, among other competing technologies. The hydrogen generation systems that Teledyne Energy Systems sells also face increasing competition from new entrants to the on-site electrolysis of water market.
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
While we have general liability and other insurance policies concerning product liabilities and errors and omissions, we have self-insured retentions or deductibles under such policies with respect to a portion of these liabilities. Awarded damages could be more than our accruals. We could incur losses above the aggregate annual policy limit as well. We cannot ensure that, for 2021 and in future years, insurance carriers will be willing to renew coverage or provide new coverage for product liability.
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

Our business and financial results could be adversely affected by conditions and other factors associated with our suppliers, and subcontractors.
Some items we purchase for the manufacture of our products are purchased from limited or single sources of supply due to technical capability, price and other factors. For example, Teledyne Digital Imaging has an internal single source of supply for CCD semiconductor wafers used to assemble image sensors and an external single source of supply for CMOS semiconductor wafers used to assemble X-ray panel products. Furthermore, sole source supply is more common among our businesses that are heavily involved in research and development because there can be few suppliers in the world capable of producing the products or providing the services with the right highly specialized technology. Teledyne LeCroy continues to outsource a portion of its research and development activities to third-party engineering firms in Malaysia and India where it may be more difficult for us to enforce our intellectual property rights. We have also outsourced from time to time the manufacturing of certain parts, components, subsystems and even finished products to single or limited sources, including international sources. Disruption of these sources or supplier-imposed rationing of scarce components could cause delays or reductions in shipments of our products or increases in our costs, which could have an adverse effect on our financial condition or operations. We could experience global supply chain disruptions if the COVID-19 pandemic health crisis continues and new strains of the virus emerge. International sources possess additional risks, some of which are similar to those described above regarding international sales. With any continuing disruption in the global economy and financial markets, some of our suppliers may also continue to face issues gaining access to sufficient credit and materials to maintain their businesses, which could reduce the availability of some components and, to the extent such suppliers are single source suppliers, could adversely affect our ability to continue to manufacture and sell our products. Some companies engage subcontractors to perform a portion of the services we provide to our customers. To provide these services, the subcontractor must be financially viable, company with applicable laws, regulations and contract terms. Non-performance by a subcontractor could result in misalignment between subcontractor performance and our contractual obligations to our customers. Lastly, our Teledyne Hi-Rel business screens, tests, packages, performs various services and resells products of a third party, and faces the risk that such third party may end its relationship due to economic conditions and other factors.
We face risks related to sales through distributors and other third parties which could harm our business.
We sell a portion of our products through third parties such as distributors, value-added resellers and OEMs (collectively, “distributors”). Using third parties for distribution exposes Teledyne to many risks, including concentration, credit risk and legal risk because under certain circumstances we may be held responsible for the actions of those third-party sales channels. We may rely on one or more key distributors for a product, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables and financial results. Violations of the Foreign Corrupt Practices Act (“FCPA”) or similar anti-bribery laws by distributors or other third-party intermediaries could have a material impact on our business. Competitors could also block our access to key distributors. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position, and could result in sanctions against us.
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
For additional discussion of environmental matters, see the discussion under the caption “Other Matters – Environmental” of “Item 7. Management’s Discussion and Analysis of Results of Operation and Financial Condition” and Note 14 of the Notes to Consolidated Financial Statements. For a discussion of our products that contribute to the environment, sustainability and climate science, see “Item 1. Business – Environment and Sustainability.”
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
Consistent with our strategy to emphasize growth in our core markets, we continually evaluate our businesses to ensure that they are aligned with our strategy and objectives. Over the years we have also consolidated some of our business units and facilities, in some cases to respond to downturns in the defense or oil and gas industries, among other reasons. During 2020, we relocated our Teledyne Paradise Datacom operation in State College, Pennsylvania to our Teledyne Microwave Solutions facility in Rancho Cordova, California. We may not be able to realize efficiencies and cost savings from our consolidation activities. There is no assurance that our efforts will be successful. If we do not successfully manage our current consolidation activities, or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Our ability to dispose of, exit or reconfigure businesses that may no longer be aligned with our growth strategy will depend on many factors, including the terms and conditions of any asset purchase and sale agreement or lease agreement, as well as industry, business and economic conditions. We cannot provide any assurance that we will be able to sell non-strategic businesses on terms that are acceptable to us, or at all. In addition, if the sale of any non-strategic business cannot be consummated or is not practical, alternative courses of action, including relocation of product lines or closure, may not be available to us or may be more costly than anticipated.
Natural and man-made disasters could adversely affect our business, results of operations and financial condition.
Several of our facilities, as a result of their locations, could be subject to a catastrophic loss caused by earthquakes, hurricanes, tornados, floods, ice storms or other natural disasters. Many of our production facilities and our headquarters are located in California and thus are in areas with above average seismic activity and may also be at risk of damage due to wildfire. In November 2018, wildfires impacted areas near our headquarters and principal research and development center in Thousand Oaks, California, resulting in temporary disruptions and evacuations of employees who lived nearby. Local utilities may impose blackouts during high fire risk weather conditions, which could result in disruptions to our businesses located in California, including our headquarters. In the event of a major earthquake, tornado, hurricane or catastrophic event such as fire, power loss, telecommunications failure, vandalism, cyber-attack, war, terrorist attack or health epidemic (including COVID-19), we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our application development, lengthy interruptions in our products, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Teledyne DALSA’s semiconductor facilities in Quebec, Canada have been impacted by loss of electrical power caused by severe ice storms. In addition, we have manufacturing facilities in the southeastern United States and Texas that have been threatened or struck by major hurricanes. In 2017, our businesses located in Houston, Texas were impacted by Hurricane Harvey and our business in Florida was threatened by Hurricanes Irma and Matthew. Our facilities in Alabama, Florida, Nebraska, Tennessee and Virginia have also been threatened by tornados. If any of our California facilities, including our California headquarters, were to experience a catastrophic earthquake or wildfire loss or if any of our Alabama, Florida, Nebraska, Tennessee or Texas facilities were to experience a catastrophic hurricane, storm, tornado or other natural disaster, or if DALSA’s facilities in Quebec experience long-term loss of electrical power, such event could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility or facilities. In addition, the insurance we maintain may be insufficient to cover our losses resulting from disasters, cyber-attacks or other business interruptions, and any incidents may result in loss of, or increased costs of, such insurance. In addition, our existing disaster recovery and business continuity plans (including those relating to our information technology systems) may not be fully responsive to, or minimize losses associated with, catastrophic events.
Disasters also have an indirect adverse impact on our business. For example, in 2018, a fire at a Netherlands-based facility of a key supplier of printed circuit boards resulted in delivery disruptions to the electronics industry, including to businesses in our Digital Imaging segment.

Teledyne Brown Engineering, Inc. has developed, built, and launched a multiuser system for earth sensing that is affixed to the International Space Station (“ISS”). For the program to continue to be financially successful, the 21-year-old ISS must continue to fly in a safe and human tended condition. While certain spaceflight risks, such as a high-velocity debris impact to the station causing significant structural damage or necessitating the evacuation of the ISS, have been regarded as small, if such event were to occur, the ISS program continuation could be threatened, jeopardizing our investment and potential revenue generation from ISS-based Earth imaging.
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
Attempts by others to gain unauthorized access to our information technology systems have become more sophisticated and are sometimes successful. These attempts, which might be related to industrial or foreign government espionage, crime, activism, or other motivations, include covertly introducing malware into our computers and computer networks, performing reconnaissance, impersonating authorized users, extortion, and stealing, corrupting or restricting our access to data, among other activities. We continue to train our personnel and update our infrastructure, security tools and processes to protect against security incidents, including both external and internal threats, and to prevent their recurrence. Company personnel and third parties have been tasked to detect, respond to, and investigate such incidents, but it is possible that we might not prevent or be aware of or be able to react to an incident or its magnitude and effects. The theft, corruption, unauthorized use or publication of our intellectual property or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. We are subject to U.S. Department of Defense regulations applicable to certain types of data residing on or transiting through our information systems, and these regulations have been and will continue to be incorporated into certain U.S. Department of Defense contracts that we hold. To the extent that any security breach results in inappropriate disclosure of confidential or controlled information of employees, third parties or the U.S. Government, or any of the deployed security controls are deemed insufficient, we may incur liability or the loss of contracts or security clearances. As a result, we expect to continue to devote additional resources to the security of our information technology systems. More resources may be required in the defense arena to the extent the U.S. Government increases its cyber security mandates. Unauthorized access to or control of our products, devices or systems could impact the safety of our customers and other third parties which could result in legal claims against us. Security breaches also could result in a violation of applicable U.S. and international privacy and other laws, including GDPR, Health Insurance Portability and Accountability Act, Payment Card Industry Data Security Standard, and California Consumer Privacy Act and subject us to private consumer or securities litigation and governmental investigations and proceedings, any of which could result in our exposure to material civil or criminal liability. Lastly, we are not immune from cyber security and privacy breaches of our customers and suppliers.
Provisions of our governing documents, applicable law, and our Change in Control Severance Agreements could make an acquisition of Teledyne more difficult.
Our Restated Certificate of Incorporation, our Amended and Restated Bylaws and the General Corporation Law of the State of Delaware contain several provisions, such as our classified Board, that could make the acquisition of control of Teledyne, in a transaction not approved by our Board, more difficult. We have also entered into Change in Control Severance Agreements with ten members of our current management, which could have an anti-takeover effect. These provisions may prevent or discourage attempts to acquire our Company.
Our Amended and Restated Bylaws (“Bylaws”) designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain lawsuits between us and our stockholders, which could limit our stockholders’ ability to obtain a judicial forum that it finds favorable for such lawsuits and make it more costly for our stockholders to bring such lawsuits, which may have the effect of discouraging such lawsuits.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, Restated Certificate of Incorporation or Bylaws, (iv) any action to interpret, apply, enforce or determine the validity of the Restated Certificate of Incorporation or Bylaws or (v) action asserting a claim governed by the internal affairs doctrine. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to this forum selection provision.
However, this forum selection provision is not intended to apply to any actions brought under the Securities Act of 1933 (the "Securities Act"), as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, the forum selection provision in our Bylaws will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
Nevertheless, this forum selection provision in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers and other employees, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. In addition, stockholders who do bring a claim in the Court of Chancery in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. While we believe the risk of a court declining to enforce the forum selection provision contained in our Bylaws is low, if a court were to find the provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Risks Related to Our Securities
An investment in Teledyne’s Common Stock and other securities involve risks, many of which are beyond our control.
Stock markets in general, including the New York Stock Exchange on which our Common Stock is listed, have experienced a high degree of price and volume fluctuations that are not necessarily related to operating performance of the listed companies. In addition to general economic, political and market conditions, such volatility may be related to: (i) changes from analysts’ expectations in revenues, earnings and other financial results; (ii) strategic actions by other competitors; (iii) changes to budgets or policies of the U.S. and other governments; and (iv) other risks described in this report. We cannot provide assurances as to our Common Stock price, which during fiscal 2020 has ranged from a low of $195.34 to a high of $398.99.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
The Company has 68 principal operating facilities in 17 states and six foreign countries. The Company’s executive offices are located in Thousand Oaks, California. Our principal research and development center is also located in Thousand Oaks, California. The Instrumentation segment has principal operations in the United States, the United Kingdom and Denmark, the Digital Imaging segment has principal operations in the United States, Canada, France, the Netherlands and the United Kingdom, the Aerospace and Defense Electronics segment with principal operations in the United States and the United Kingdom and the Engineered Systems segment has principal operations in the United States. We maintain our facilities in good operating condition, and we believe they are suitable and adequate for the purposes for which they are intended and overall have sufficient capacity to conduct business as currently conducted.

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
As of February 22, 2021, there were 2,646 holders of record of the Common Stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our stock represented by these stockholders of record.
We intend to use future earnings to fund the development and growth of our businesses, including through potential acquisitions. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.
We have stock repurchase programs authorized by our Board of Directors to repurchase up to approximately three million shares. No repurchases were made since 2015. Although we have no current plans to repurchase stock, up to approximately three million shares may be repurchased under the stock repurchase program. See Note 8 of the Notes to Consolidated Financial Statements for additional information about our stock repurchase program.

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
Five-Year Summary of Selected Financial Data

	2020	2019	2018	2017	2016
	(In millions, except per-share amounts)
Net sales	$3,086.2	$3,163.6	$2,901.8	$2,603.8	$2,149.9
Net income	$401.9	$402.3	$333.8	$227.2	$190.9
Basic earnings per common share	$10.95	$11.08	$9.32	$6.45	$5.52
Diluted earnings per common share	$10.62	$10.73	$9.01	$6.26	$5.37
Weighted average diluted common shares outstanding	37.9	37.5	37.0	36.3	35.5
Total assets	$5,084.8	$4,579.8	$3,809.3	$3,846.4	$2,774.4
Long-term debt, less current portion	$680.9	$750.0	$610.1	$1,063.9	$509.7
Total stockholders’ equity	$3,228.6	$2,714.7	$2,229.7	$1,947.3	$1,554.4
Each fiscal year includes the impact of the acquisitions. See Note 3 to our Consolidated Financial Statements for additional information about recent acquisitions.

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

Strategy/Overview
Our strategy continues to emphasize growth in our core markets of instrumentation, digital imaging, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.
Consistent with this strategy, we made one acquisition in 2020 and three acquisitions in 2019. See the Recent and Pending Acquisitions section for additional information.
COVID-19 and Other Matters
We concluded 2020 with the best operating margin and cash flow in the Company’s history. With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Our manufacturing sites are deemed essential businesses and remain operational, and we are practicing social distancing, enhanced cleaning protocols, usage of personal protective equipment and other preventative measures.
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
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID-19, in 2020 the Company took actions to reduce headcount by 9.8% across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. At January 3, 2021, $2.1 million remains to be paid related to these actions.

The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2020	2019	2018
Instrumentation	$5.9	$1.5	$5.6
Digital Imaging	2.9	1.1	0.7
Aerospace and Defense Electronics	11.1	0.5	1.3
Engineered Systems	0.5	0.1	0.2
Corporate	0.4	—	—
Total	$20.8	$3.2	$7.8

	2020	2019	2018
Severance	$16.0	$3.5	$5.6
Facility consolidations (a)	4.8	(0.3)	2.2
Total	$20.8	$3.2	$7.8
(a) 2019 includes the reversal of certain amounts recorded in 2018 no longer needed.

	2020	2019	2018
Cost of sales	$10.3	$0.8	$4.9
Selling, general and administrative expenses	10.5	2.4	2.9
Total	$20.8	$3.2	$7.8

Recent and Pending Acquisitions
The Company spent $29.0 million, $484.0 million and $3.1 million on acquisitions and other investments, net of cash acquired in 2020, 2019 and 2018, respectively.
Pending 2021 Acquisition
On January 4, 2021, the first day of our 2021 fiscal year, Teledyne and FLIR Systems, Inc. (“FLIR”) entered into a definitive agreement under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implies a total purchase price of $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020. The transaction is expected to close in the middle of 2021 subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of Teledyne and FLIR stockholders and other customary closing conditions.
FLIR designs, develops, manufactures, markets, and distributes technologies that enhance perception and awareness. FLIR provides innovative sensing solutions through thermal imaging, visible-light imaging, video analytics, measurement and diagnostic, and advanced threat detection systems. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR, headquartered in Wilsonville, Oregon, will be part of the Digital Imaging segment.
2020 Acquisition
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
See Note 3 of the Notes to Consolidated Financial Statements for additional information about our recent acquisitions and Note 15 of the Notes to Consolidated Financial Statements for additional information about a pending acquisition.

Consolidated Operating Results
Our fiscal year is determined based on a 52- or 53-week convention ending on the Sunday nearest to December 31. Fiscal year 2020 contained 53 weeks while fiscal years 2019 and 2018 each contained 52 weeks. The following are selected financial highlights for 2020, 2019 and 2018 (in millions, except per-share amounts):

	2020	2019	2018
Net sales	$3,086.2	$3,163.6	$2,901.8
Costs and expenses
Cost of sales	1,905.3	1,920.3	1,791.0
Selling, general and administrative expenses	700.8	751.6	694.2
Total costs and expenses	2,606.1	2,671.9	2,485.2

Operating income	480.1	491.7	416.6
Interest and debt expense, net	(15.3)	(21.0)	(25.5)
Non-service retirement benefit income	12.1	8.0	13.5
Other expense, net	(7.2)	(5.0)	(10.7)
Income before income taxes	469.7	473.7	393.9
Provision for income taxes	67.8	71.4	60.1
Net income	$401.9	$402.3	$333.8

Basic earnings per common share	$10.95	$11.08	$9.32

Diluted earnings per common share	$10.62	$10.73	$9.01

Our businesses are aligned in four business segments: Instrumentation, Digital Imaging, Aerospace and Defense Electronics and Engineered Systems. Our four business segments and their respective percentage contributions to our total sales in 2020, 2019 and 2018 are summarized in the following table:

	Percentage of Total Net Sales
Segment contribution to total net sales:	2020	2019	2018
Instrumentation	35%	35%	35%
Digital Imaging	32%	31%	30%
Aerospace and Defense Electronics	19%	22%	22%
Engineered Systems	14%	12%	13%
	100%	100%	100%

Results of Operations
2020 compared with 2019

Net sales (dollars in millions)	2020	2019	% Change

Instrumentation	$1,094.5	$1,105.1	(1.0)%
Digital Imaging	986.0	992.9	(0.7)%
Aerospace and Defense Electronics	589.4	690.1	(14.6)%
Engineered Systems	416.3	375.5	10.9%
Total net sales	$3,086.2	$3,163.6	(2.4)%

Results of operations (dollars in millions)	2020	2019	% Change

Instrumentation	$213.2	$200.4	6.4%
Digital Imaging	192.8	176.5	9.2%
Aerospace and Defense Electronics	80.8	143.4	(43.7)%
Engineered Systems	50.1	36.5	37.3%
Corporate expense	(56.8)	(65.1)	(12.7)%
Operating income	480.1	491.7	(2.4)%
Interest and debt expense, net	(15.3)	(21.0)	(27.1)%
Non-service retirement benefit income	12.1	8.0	51.3%
Other expense, net	(7.2)	(5.0)	44.0%
Income before income taxes	469.7	473.7	(0.8)%
Provision for income taxes	67.8	71.4	(5.0)%
Net income	$401.9	$402.3	(0.1)%

Sales and cost of sales by segment and total company (dollars in millions):

	2020	2019	Change
Instrumentation
Net sales	$1,094.5	$1,105.1	$(10.6)
Cost of sales	$603.4	$612.8	$(9.4)
Cost of sales % of net sales	55.1%	55.5%

Digital Imaging
Net sales	$986.0	$992.9	$(6.9)
Cost of sales	$569.2	$580.6	$(11.4)
Cost of sales % of net sales	57.7%	58.5%

Aerospace and Defense Electronics
Net sales	$589.4	$690.1	$(100.7)
Cost of sales	$395.1	$414.7	$(19.6)
Cost of sales % of net sales	67.0%	60.1%

Engineered Systems
Net sales	$416.3	$375.5	$40.8
Cost of sales	$337.6	$312.2	$25.4
Cost of sales % of net sales	81.1%	83.1%

Total Company
Net sales	$3,086.2	$3,163.6	$(77.4)
Cost of sales	$1,905.3	$1,920.3	$(15.0)
Cost of sales % of net sales	61.7%	60.7%

We reported net sales of $3,086.2 million in 2020, compared with net sales of $3,163.6 million for 2019, a decrease of 2.4%. Net income was $401.9 million ($10.62 per diluted share) in 2020, compared with net income of $402.3 million ($10.73 per diluted share) in 2019, a decrease of 0.1%.
Total year 2020 and 2019 reflected pretax charges totaling $33.3 million and $8.8 million, respectively, primarily in severance, facility consolidation, acquisition and certain changes in contract cost estimates. Net income for 2020 and 2019 also included net discrete tax benefits of $34.6 million and $26.1 million, respectively.
Net sales
The decrease in net sales in 2020, compared with 2019, reflected lower net sales in each segment except the Engineered Systems segment. Net sales in 2020 included $68.9 million in incremental net sales from recent acquisitions.
Sales under contracts with the U.S. Government were approximately 26% of net sales in 2020 and 24% of net sales in 2019. Sales to international customers represented approximately 45% of net sales in 2020 and 44% of net sales in 2019.
Cost of Sales
Cost of sales decreased by $15.0 million in 2020, compared with 2019, which primarily reflected the impact of lower net sales, partially offset by higher severance and facility consolidation expense. Cost of sales as a percentage of net sales for 2020 was 61.7%, compared with 60.7% for 2019.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development expense, were lower in 2020, compared with 2019. The decrease primarily reflected the impact of lower net sales. Corporate administrative expense in 2020 was $56.8 million, compared with $65.1 million in 2019. The lower 2020 amount primarily reflected lower compensation expense. For 2020, we recorded a total of $24.7 million in stock option expense, of which $7.2 million was recorded within corporate expense and $17.5 million was recorded in the operating segment results. For 2019, we recorded a total of $26.1 million in stock option expense, of which $9.7 million was recorded within corporate expense and $16.4 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales was 22.7% for 2020, compared with 23.8% for 2019.
Pension Service Expense
Pension service expense is included in both cost of sales and selling, general and administrative expense. Pension service expense in 2020 was $10.4 million compared with $9.4 million in 2019.
Operating Income
Operating income for 2020 was $480.1 million, compared with $491.7 million for 2019, a decrease of 2.4%. The decrease in operating income primarily reflected lower operating income in the Aerospace and Defense Electronics segment, partially offset by higher operating income in our other three segments. Operating income in 2020 and 2019 included charges of $33.3 million and $8.8 million, respectively, primarily related to severance, facility consolidation and acquisition expense and certain changes in contract cost estimates. Of these amounts, severance and facility consolidation expense totaled $20.8 million in 2020 and $3.2 million in 2019. The incremental operating income included in the results for 2020 from recent acquisitions was $4.1 million.
Interest Expense, Interest Income, Non-Service Retirement Benefit Income and Other Expense
Interest expense, including credit facility fees and other bank charges, was $15.8 million in 2020 compared with $22.0 million in 2019 and reflected the impact of lower average debt levels in 2020. Interest income was $0.5 million in 2020 and $1.0 million in 2019. Non-service retirement benefit income was $12.1 million in 2020, compared with $8.0 million in 2019. Other expense was $7.2 million for 2020, compared with expense of $5.0 million in 2019 and reflected higher foreign currency expense.
Income Taxes
The Company’s effective tax rate for 2020 was 14.4%, compared with 15.1% for 2019. For 2020 net discrete income tax benefits were $34.6 million, which included a $20.9 million income tax benefit related to share-based accounting, $9.8 million primarily related to U.S. export sales, U.S. research credits and other items. For 2019 net discrete income tax benefits were $26.1 million, which included a $15.4 million income tax benefit related to share-based accounting, $13.1 million in income tax benefit as a result of the remeasurement of uncertain tax positions due to expiration of statute of limitations, a favorable tax settlement and a tax benefit related to U.S. export sales. Excluding the net discrete income tax benefits in both years, the effective tax rates would have been 21.8% for 2020 and 20.6% for 2019.

2019 compared with 2018

Sales (dollars in millions)	2019	2018	% Change

Instrumentation	$1,105.1	$1,021.2	8.2%
Digital Imaging	992.9	875.3	13.4%
Aerospace and Defense Electronics	690.1	640.2	7.8%
Engineered Systems	375.5	365.1	2.8%
Total sales	$3,163.6	$2,901.8	9.0%

Results of operations (dollars in millions)	2019	2018	% Change

Instrumentation	$200.4	$147.4	36.0%
Digital Imaging	176.5	155.5	13.5%
Aerospace and Defense Electronics	143.4	131.8	8.8%
Engineered Systems	36.5	37.9	(3.7)%
Corporate expense	(65.1)	(56.0)	16.3%
Operating income	491.7	416.6	18.0%
Interest and debt expense, net	(21.0)	(25.5)	(17.6)%
Non-service retirement benefit income	8.0	13.5	(40.7)%
Other expense, net	(5.0)	(10.7)	(53.3)%
Income before income taxes	473.7	393.9	20.3%
Provision for income taxes	71.4	60.1	18.8%
Net income	$402.3	$333.8	20.5%

Sales and cost of sales by segment and total company (dollars in millions):

	2019	2018	Change
Instrumentation
Net sales	$1,105.1	$1,021.2	$83.9
Cost of sales	$612.8	$575.2	$37.6
Cost of sales % of net sales	55.5%	56.3%

Digital Imaging
Net sales	$992.9	$875.3	$117.6
Cost of sales	$580.6	$529.4	$51.2
Cost of sales % of net sales	58.5%	60.5%

Aerospace and Defense Electronics
Net sales	$690.1	$640.2	$49.9
Cost of sales	$414.7	$385.9	$28.8
Cost of sales % of net sales	60.1%	60.3%

Engineered Systems
Net sales	$375.5	$365.1	$10.4
Cost of sales	$312.2	$300.5	$11.7
Cost of sales % of net sales	83.1%	82.3%

Total Company
Net sales	$3,163.6	$2,901.8	$261.8
Cost of sales	$1,920.3	$1,791.0	$129.3
Cost of sales % of net sales	60.7%	61.7%

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
Cost of Sales
Cost of sales increased by $129.3 million in 2019, compared with 2018, which primarily reflected the impact of higher net sales. Cost of sales as a percentage of sales for 2019 was 60.7%, compared with 61.7% for 2018.
Selling, general and administrative expenses
Selling, general and administrative expenses, including research and development expense, were higher in 2019, compared with 2018. The increase primarily reflected the impact of higher sales and higher research and development expense. Corporate administrative expense in 2019 was $65.1 million, compared with $56.0 million in 2018. The higher 2019 amount reflected higher compensation expense including higher stock option expense. For
2019, we recorded a total of $26.1 million in stock option expense, of which $9.7 million was recorded within corporate expense and $16.4 million was recorded in the operating segment results. For 2018, we recorded a total of $19.8 million in stock option expense, of which $6.3 million was recorded within corporate expense and $13.5 million was recorded in the operating segment results. Selling, general and administrative expenses as a percentage of sales was 23.8% for 2019, compared with 23.9% for 2018.
Pension Service Expense
Pension service expense is included in both cost of sales and selling, general and administrative expense. Pension service expense in 2019 was $9.4 million compared with pension service expense of $10.7 million in 2018.
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
Interest Expense, Interest Income, Non-Service Retirement Benefit Income and Other Expense
Interest expense, including credit facility fees and other bank charges, was $22.0 million in 2019 compared with
$29.2 million in 2018 and reflected the impact of lower average debt levels in 2019. Interest income was $1.0 million in 2019 and $3.7 million in 2018. Non-service retirement benefit income was $8.0 million in 2019, compared with $13.5 million in
2018. Other expense was $5.0 million for 2019, compared with expense of $10.7 million in 2018 and reflected lower foreign currency expense in 2019.
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

Segments
The following discussion of our four segments should be read in conjunction with Note 12 of the Notes to Consolidated Financial Statements.
Instrumentation

(Dollars in millions)	2020	2019	2018
Net sales	$1,094.5	$1,105.1	$1,021.2
Cost of sales	$603.4	$612.8	$575.2
Selling, general and administrative expenses	$277.9	$291.9	$298.6
Operating income	$213.2	$200.4	$147.4
Cost of sales % of net sales	55.1%	55.5%	56.3%
Selling, general and administrative expenses % of net sales	25.4%	26.4%	29.3%
Operating income % of net sales	19.5%	18.1%	14.4%
International sales % of net sales	57.0%	54.8%	51.0%
U.S. Government sales % of net sales	7.4%	7.3%	6.7%
Our Instrumentation segment provides monitoring and control instruments for marine, environmental, industrial and other applications, as well as electronic test and measurement equipment. We also provide power and communications connectivity devices for distributed instrumentation systems and sensor networks deployed in mission critical, harsh environments.
2020 compared with 2019
Our Instrumentation segment net sales for 2020 decreased 1.0%, compared with 2019. Operating income for 2020 increased 6.4%, compared with 2019.
The 2020 net sales decrease primarily resulted from lower sales of marine instrumentation and test and measurement instrumentation, partially offset by higher sales of environmental instrumentation. Sales of environmental instrumentation increased $19.9 million and included $51.8 million in incremental sales from the gas and flame detection business acquisition. Sales of marine instrumentation decreased by $23.9 million. Sales of test and measurement instrumentation decreased $6.6 million and included $14.8 million in incremental sales from the acquisition of OakGate. The increase in operating income reflected the impact of improved product line margins and lower severance, facility consolidation and acquisition expense. The incremental operating income included in the results for 2020 from recent acquisitions was $4.1 million, including $3.4 million in incremental intangible asset amortization expense. Operating income in 2020 included $7.6 million in severance, facility consolidation and acquisition expense compared with $2.9 million in similar costs for 2019.
Cost of sales decreased by $9.4 million in 2020, compared with 2019, and primarily reflected the impact of lower net sales. The cost of sales percentage decreased slightly to 55.1% in 2020 from 55.5% in 2019. Selling, general and administrative expenses, including research and development expense, in 2020, decreased by $14.0 million, compared with 2019, and reflected the impact of lower sales, $3.0 million in lower research and development expense, partially offset by higher severance, facility consolidation and acquisition expense. Selling, general and administrative expenses for 2020, as a percentage of sales, decreased to 25.4%, compared with 26.4% for 2019, and reflected the impact of $3.0 million in lower research and development expense, partially offset by the impact of higher severance and facility consolidation and acquisition expense.
2019 compared with 2018
Our Instrumentation segment net sales for 2019 increased 8.2%, compared with 2018. Operating income increased 36.0%, compared with 2018.
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

Cost of sales increased by $37.6 million in 2019, compared with 2018, and primarily reflected the impact of higher net sales. The cost of sales percentage decreased slightly to 55.5% in 2019 from 56.3% in 2018. Selling, general and administrative expenses, including research and development expense, in 2019, decreased by $6.7 million, compared with 2018, and reflected the impact of cost control efforts, lower severance and facility consolidation costs and lower research and development expense of $3.2 million. Selling, general and administrative expenses for 2019, as a percentage of sales, decreased to 26.4%, compared with 29.3% for 2018, and reflected the impact of cost control efforts, lower severance and facility consolidation costs and lower research and development expense.

Digital Imaging

(Dollars in millions)	2020	2019	2018
Net sales	$986.0	$992.9	$875.3
Cost of sales	$569.2	$580.6	$529.4
Selling, general and administrative expenses	$224.0	$235.8	$190.4
Operating income	$192.8	$176.5	$155.5
Cost of sales % of net sales	57.7%	58.5%	60.5%
Selling, general and administrative expenses % of net sales	22.7%	23.7%	21.7%
Operating income % of net sales	19.6%	17.8%	17.8%
International sales % of net sales	60.8%	59.7%	66.0%
U.S. Government sales % of net sales	12.3%	10.8%	10.3%
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
2020 compared with 2019
Our Digital Imaging segment net sales for 2020 decreased 0.7%, compared with 2019. Operating income for 2020 increased 9.2%, compared with 2019.
Total year 2020 net sales primarily reflected lower sales of X-ray products for dental and medical applications, due in part to deferred patient treatments, partially offset by greater sales of infrared detectors for defense and space applications, MEMS products, and $2.3 million in incremental sales from recent acquisitions. The increase in operating income for 2020 reflected the impact of favorable product mix.
Cost of sales for 2020 decreased by $11.4 million, compared with 2019, and reflected the impact of lower net sales. The cost of sales percentage in 2020 decreased to 57.7% compared with 58.5% in 2019. Selling, general and administrative expenses for 2020 decreased to $224.0 million, compared with $235.8 million in 2019 and reflected the impact of lower net sales and lower research and development expense. The selling, general and administrative expense percentage decreased to 22.7% in 2020 from 23.7% in 2019 and reflected the impact of lower selling and research and development expense.
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
Cost of sales for 2019 increased by $51.2 million, compared with 2018, and reflected the impact of higher net sales. The cost of sales percentage in 2019 decreased to 58.5% compared with 60.5% in 2018 and reflected product mix differences. Selling, general and administrative expenses for 2019 increased to $235.8 million, compared with $190.4 million in 2018 and reflected the impact of higher net sales, higher research and development expense and intangible amortization expense from recent acquisitions. The selling, general and administrative expense percentage increased to 23.7% in 2019 from 21.7% in 2018 and reflected the impact of higher research and development expense and intangible amortization expense from recent acquisitions.

Aerospace and Defense Electronics

(Dollars in millions)	2020	2019	2018
Net sales	$589.4	$690.1	$640.2
Cost of sales	$395.1	$414.7	$385.9
Selling, general and administrative expenses	$113.5	$132.0	$122.5
Operating income	$80.8	$143.4	$131.8
Cost of sales % of net sales	67.0%	60.1%	60.3%
Selling, general and administrative expenses % of net sales	19.3%	19.1%	19.1%
Operating income % of net sales	13.7%	20.8%	20.6%
International sales % of net sales	27.1%	27.4%	34.1%
U.S. Government sales % of net sales	39.0%	32.6%	27.7%
Our Aerospace and Defense Electronics segment provides sophisticated electronic components and subsystems and communications products, including defense electronics, harsh environment interconnects, data acquisition and communications equipment for aircraft, and components and subsystems for wireless and satellite communications, as well as general aviation batteries.
2020 compared with 2019
Our Aerospace and Defense Electronics segment net sales for 2020 decreased 14.6%, compared with 2019. Operating income for 2020 decreased 43.7%, compared with 2019.
The 2020 net sales decrease reflected $94.8 million of lower sales of aerospace electronics and lower sales of $5.9 million of defense electronics. The continued weakness in the commercial aerospace industry, due to COVID-19, has negatively affected sales of aerospace electronics. The decrease in operating income in 2020 primarily reflected the impact of lower sales and $18.3 million of higher severance, facility consolidation expense and certain unfavorable changes in contract cost estimates.
Cost of sales for 2020 decreased by $19.6 million, compared with 2019, and reflected the impact of lower net sales. Cost of sales as a percentage of net sales for 2020 increased to 67.0% from 60.1% in 2019 and reflected the impact of higher severance, facility consolidation expense and certain unfavorable changes in contract cost estimates. Selling, general and administrative expenses, including research and development expense, decreased to $113.5 million in 2020, from $132.0 million in 2019 and reflected the impact of lower net sales, partially offset by higher severance and facility consolidation expense. The selling, general and administrative expense percentage was 19.3% in 2020 compared to 19.1% in 2019.
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
Cost of sales for 2019 increased by $28.8 million, compared with 2018, and reflected the impact of higher net sales. Cost of sales as a percentage of net sales for 2019 decreased slightly to 60.1% from 60.3% in 2018. Selling, general and administrative expenses, including research and development expense, increased to $132.0 million in 2019, from $122.5 million in 2018 and reflected higher research and development expense of $10.5 million. The selling, general and administrative expense percentage was 19.1% for both 2019 and 2018.

Engineered Systems

(Dollars in millions)	2020	2019	2018
Net sales	$416.3	$375.5	$365.1
Cost of sales	$337.6	$312.2	$300.5
Selling, general and administrative expenses	$28.6	$26.8	$26.7
Operating income	$50.1	$36.5	$37.9
Cost of sales % of net sales	81.1%	83.1%	82.3%
Selling, general and administrative expenses % of net sales	6.9%	7.2%	7.3%
Operating income % of net sales	12.0%	9.7%	10.4%
International sales % of net sales	0.7%	1.1%	2.9%
U.S. Government sales % of net sales	92.9%	92.3%	87.5%
Our Engineered Systems segment provides innovative systems engineering and integration, advanced technology development, and manufacturing solutions for defense, space, environmental and energy applications. This segment also designs and manufactures electrochemical energy systems and small turbine engines.
2020 compared with 2019
Our Engineered Systems segment net sales for 2020 increased 10.9%, compared with 2019. Operating income for 2020 increased 37.3%, compared with 2019.
The 2020 sales increase reflected higher sales of $35.2 million of engineered products and services and $8.4 million of turbine engines, partially offset by lower sales of $2.8 million of energy systems products. The higher sales of engineered products and services primarily reflected increased sales from marine, space, nuclear and other manufacturing programs, as well as electronic manufacturing services products, partially offset by lower sales related to missile defense. The higher sales of turbine engines reflected increased sales for the Harpoon missile program. Operating income in 2020 reflected the impact of higher sales and a greater mix of higher margin fixed-price manufacturing programs.
Cost of sales for 2020 increased by $25.4 million, compared with 2019, and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for 2020 decreased to 81.1%, compared with 83.1% in 2019. Selling, general and administrative expenses, including research and development and bid and proposal expense, increased to $28.6 million in 2020, compared with $26.8 million in 2019. The selling, general and administrative expense percentage decreased slightly to 6.9% for 2020, compared with 7.2% in 2019.
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

Financial Condition, Liquidity and Capital Resources
Principal Cash and Capital Requirements
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments and debt service requirements, as well as acquisitions. It is anticipated that operating cash flow, together with available borrowings under the credit facility and the debt financing arrangement described below will be sufficient to meet these requirements and to fund the FLIR acquisition. To support acquisitions, we may need to raise additional capital. Our liquidity is not dependent upon the use of off-balance sheet financial arrangements. We have no off-balance sheet financing arrangements that incorporate the use of special purpose or unconsolidated entities.
As part of the pending acquisition of FLIR, Teledyne has arranged a $4.5 billion 364-day credit commitment to support funding of the transaction. Teledyne expects to fund the acquisition with a combination of equity, cash on hand and permanent debt financing, including a combination of senior notes and bank term loans.

Credit Facility, Senior Notes and Term Loan

Long-term debt (dollars in millions):	January 3, 2021	December 29, 2019
$750.0 million credit facility, due March 2024, weighted average rate of 1.05% at January 3, 2021 and 2.80% at December 29, 2019	$125.0	$125.0
Term loan due October 2024, variable rate of 1.15% at January 3, 2021 and 2.702% at December 29, 2019, swapped to a Euro fixed rate of 0.612%	150.0	150.0
5.30% Fixed Rate Senior Notes repaid September 2020	—	75.0
2.81% Fixed Rate Senior Notes repaid November 2020	—	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	61.1	56.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	122.1	111.9
1.09% €100 Million Fixed Rate Senior Notes due April 2024	122.1	111.9
Other debt	4.0	2.0
Debt issuance costs	(0.8)	(1.2)
Total long-term debt	778.5	850.6
Current portion of long-term debt	(97.6)	(100.6)
Total long-term debt, net of current portion	$680.9	$750.0
At January 3, 2021, we had $27.7 million in outstanding letters of credit.
Our credit facility, senior notes and term loan agreement require the Company to comply with various financial and operating covenants, including maintaining certain consolidated leverage and interest coverage ratios, as well as minimum net worth levels and limits on acquired debt. At January 3, 2021, the Company was in compliance with these covenants and we had a significant amount of margin between required financial covenant ratios and our actual ratios. Currently, we do not believe our ability to undertake additional debt financing, if needed, is reasonably likely to be materially impacted by debt restrictions under our credit agreements subject to our complying with required financial covenants listed in the table below.
Financial covenant ratios and the actual ratios at January 3, 2021:

$750.0 million Credit Facility expires March 2024 and $150.0 million term loan due October 2024 (issued October 2019)

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.338 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	40.1 to 1

$500.3 million Private Placement Senior Notes due from 2021 to 2024

Financial Covenant	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	1.338 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	40.1 to 1
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
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and outstanding letters of credit, was $615.5 million at January 3, 2021. See Note 9, Long-Term Debt to these Consolidated Financial Statements for additional information regarding our credit facility and term loan.
Contractual Obligations
The following table summarizes our expected cash outflows resulting from financial contracts and commitments at January 3, 2021:

Contractual obligations (in millions):	2021	2022	2023	2024	2025	After 2025	Total
Debt obligations	$97.1	$161.1	$122.1	$397.1	$0.8	$1.1	$779.3
Interest expense(a)	12.9	9.2	5.6	2.2	—	—	29.9
Operating lease obligations (b)	23.8	22.4	19.2	17.0	15.5	66.0	163.9
Purchase obligations (c)	203.7	11.8	1.9	2.7	1.0	0.7	221.8
Total	$337.5	$204.5	$148.8	$419.0	$17.3	$67.8	$1,194.9

(a)    Interest expense related to the credit facility, including facility fees, is assumed to accrue at the rates in effect at year-end 2020 and is assumed to be paid at the end of each quarter with the final payment in March 2024 when the credit facility expires.
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

Unrecognized tax benefits of $32.3 million are not included in the table above because $14.7 million is offset by deferred tax assets, and the remainder cannot be reasonably estimated to be settled in cash due to a lack of prior settlement history and offsetting credits.
At January 3, 2021, we were not required, and accordingly are not planning, to make any cash contributions to the domestic qualified pension plans for 2021. Our minimum funding requirements after 2020 as set forth by ERISA, are dependent on several factors as discussed under “Accounting for Pension Plans” in the Critical Accounting Policies section of this Management’s Discussion and Analysis of Financial Condition and Results of Operation. Estimates beyond 2021 have not been provided due to the significant uncertainty of these amounts, which are subject to change until the Company’s pension assumptions can be updated at the appropriate times. In addition, certain pension contributions are eligible for future recovery through the pricing of products and services to the U.S. government under certain government contracts, therefore, future cash contributions are not necessarily indicative of the impact these contributions may have on our liquidity. We also have payments due under our other postretirement benefit plans. These plans are not required to be funded in advance, but are pay as you go. See further discussion in Note 11 of the Notes to Consolidated Financial Statements. Teledyne intends to continue to monitor and manage its defined benefit pension plans obligation and may take additional actions to manage risk in the future.
Operating Activities
In 2020, net cash provided by operating activities was $618.9 million, compared with $482.1 million in 2019 and $446.9 million in 2018. The higher cash provided by operating activities in 2020, compared with 2019, was driven by timing of accounts receivable collections, cash flow from recent acquisitions and $35.6 million of lower income tax payments. The higher cash provided by operating activities in 2019, compared with 2018, was driven by higher operating income, partially offset by $45.4 million of higher income tax payments.
Free cash flow (cash provided by operating activities less capital expenditures) was $547.5 million in 2020, compared with $393.7 million in 2019 and $360.1 million in 2018.

Free Cash Flow(a) (in millions, brackets indicate use of funds)	2020	2019	2018
Cash provided by operating activities	$618.9	$482.1	$446.9
Capital expenditures for property, plant and equipment	(71.4)	(88.4)	(86.8)
Free cash flow	$547.5	$393.7	$360.1

a) We define free cash flow as cash provided by operating activities (a measure prescribed by generally accepted accounting principles) less capital expenditures for property, plant and equipment. We believe that this supplemental non-GAAP information is useful to assist management and the investment community in analyzing our ability to generate cash flow.

Investing Activities
Net cash used in investing activities was $99.4 million, $571.9 million and $88.6 million for 2020, 2019 and 2018, respectively. Cash flows relating to investing activities consists primarily of cash used for acquisitions and other investments and capital expenditures.

Capital expenditures (in millions):	2020	2019	2018
Instrumentation	$18.0	$18.9	$14.8
Digital Imaging	33.4	45.2	35.8
Aerospace and Defense Electronics	10.4	19.0	18.7
Engineered Systems	7.5	3.6	13.6
Corporate	2.1	1.7	3.9
	$71.4	$88.4	$86.8
During 2021, we plan to invest approximately $80.0 million in capital expenditures, principally to upgrade facilities and manufacturing equipment.
Acquisitions
Investing activities used cash for acquisitions and other investments of $29.0 million, $484.0 million and $3.1 million, in 2020, 2019 and 2018, respectively (see “Recent Acquisitions”). Teledyne funded the acquisitions primarily from borrowings under its credit facilities, issuance of senior notes and term loans and cash on hand. On January 5, 2020, we acquired OakGate Technology, Inc. for $28.5 million in cash.
For all acquisitions, the results of operations and cash flows are included in our consolidated financial statements from the date of each respective acquisition.
The following table shows the purchase price (net of cash acquired), goodwill acquired and intangible assets acquired for the acquisitions and other investments made in 2020 and 2019 (in millions):

	2020
Acquisition	Acquisition date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
OakGate Technology, Inc.	January 5, 2020	$28.5	$16.9	$7.0
Purchase price adjustment - Micralyne Inc.		0.5	—	—
Total		$29.0	$16.9	$7.0
(a) Net of cash acquired .
Goodwill resulting from the OakGate acquisition will not be deductible for tax purposes.

	2019
Acquisition	Acquisition date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
Scientific imaging business	February 5, 2019	$224.8	$149.9	$52.4
Gas and flame detection business	August 1, 2019	233.5	147.7	69.0
Micralyne Inc.	August 30, 2019	25.7	7.3	0.9
Total		$484.0	$304.9	$122.3
(a) Net of any cash acquired and any purchase price adjustments.
The majority of the goodwill resulting from the acquisition of the scientific imaging businesses will be deductible for tax purposes. Goodwill resulting from the acquisition of the gas and flame detection business and Micralyne will not be deductible for tax purposes.
See Note 15, Subsequent Events, to these Consolidated Financial Statements for information about the pending acquisition of FLIR.

Financing Activities
Financing activities for 2020 reflected net payments on debt of $98.1 million, compared with net proceeds from debt of $108.8 million in 2019 and net payments on debt of $306.5 million for 2018. Fiscal years 2020, 2019 and 2018 reflect proceeds from the exercise of stock options of $36.3 million, $34.6 million and $37.2 million, respectively.
Other Matters
Pension Plans
Effective January 1, 2020, Teledyne restructured its domestic qualified defined benefit pension plan. The restructuring involved dividing our domestic qualified defined pension plan into two separate plans, one comprised primarily of inactive participants (the “inactive plan”) and the other comprised primarily of active participants (the “active plan”). The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the active plan will continue to be amortized over the average remaining service period of the active participants, which is approximately nine years, while the actuarial gains and losses associated with the inactive plan will be amortized over the average remaining life expectancy of the inactive participants, which is approximately 17 years. These plans cover substantially all U.S. employees hired before January 1, 2004, or approximately 10% of Teledyne’s active employees as of January 3, 2021. As of January 1, 2004, new U.S. hires participate in a domestic defined contribution plan. In 2020, 2019 and 2018, Teledyne was not required, and did not make any cash contributions to the domestic pension plans. For the Company’s qualified defined benefit pension plans, the discount rate for 2021 will decrease to an average of 2.64% from 3.41% in 2020. The Company also has several small non-qualified domestic and foreign-based defined benefit pension plans.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.
We intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including foreign acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. Due to the Tax Act, U.S. federal and applicable state income taxes have been accrued for the deemed repatriation. At January 3, 2021, the amount of undistributed foreign earnings was $326.8 million, for which we have not recorded a deferred tax liability of approximately $1.4 million for corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
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
We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2016, United Kingdom income tax matters for all years through 2019, France income tax matters for all years through 2016 and Canadian income tax matters for all years through 2012.
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
The effectiveness of the cash flow hedge forward contracts, the cross currency swap hedges, and the interest rate swap cash flow hedge is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of accumulated other comprehensive income/(loss) (“AOCI”) in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. For the cross currency swap and interest rate cash flow hedges, effective amounts are recorded in AOCI, and reclassified into interest expense in the consolidated statements of income. In addition, for the cross currency swaps an amount is reclassified from AOCI to other income and expense each reporting period, to offset the earnings impact of the remeasurement of the hedged liabilities. Net deferred gains recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $5.4 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the coming 12 months total $1.2 million.
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
As of January 3, 2021, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $127.5 million. These foreign currency forward contracts have maturities ranging from March 2020 to February 2021.
The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 3, 2021, Teledyne primarily had foreign currency contracts of this type in the following currency pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$78.0	U.S. Dollars	US$	59.7
Euros		€36.2	U.S. Dollars	US$	43.3
Great Britain Pounds		£88.9	U.S. Dollars	US$	119.1
Canadian Dollars		$22.3	Euros		€14.4
Danish Krone	Kr.	302.3	U.S. Dollars	US$	49.0
These contracts had a positive fair value of $5.6 million at January 3, 2021. The gains and losses on these derivatives which are not designated as hedging instruments, are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings.
All derivatives are recorded on the balance sheet at fair value. As discussed below, the accounting for gains and losses resulting from changes in fair value depends on the use of the derivative and whether it is designated and qualifies for hedge accounting. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change of the U.S. dollar from its value at January 3, 2021, would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $12.7 million. A hypothetical 10 percent price change in the U.S. dollar from its value at January 3, 2021 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $31.3 million. A hypothetical 100 basis point increase in U.S. interest rates at January 3, 2021 would result in an increase in the fair value of our U.S. Dollar interest rate swap designated as a cash flow hedge by approximately $2.6 million, while a 100 basis point decrease would result in a decrease in its fair value of $0.5 million.

Borrowings under our credit facility are at fixed rates that vary with the term and timing of each loan under the facility. Loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. Interest rates are also subject to change based on our debt to earnings before interest, taxes, depreciation and amortization ratio. As of January 3, 2021, we had $125.0 million outstanding under our $750.0 million credit facility. Any borrowings under the Company’s credit facility are based on a fluctuating market interest rate and, consequently, the fair value of any outstanding debt should not be affected materially by changes in market interest rates.
Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates. We periodically evaluate these risks and have taken measures to mitigate these risks. We own assets and operate facilities in countries that have been politically stable.
Environmental
We are subject to various federal, state, local and international environmental laws and regulations which require that we investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations. These include sites at which Teledyne has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, and comparable state laws. We are currently involved in the investigation and remediation of a number of sites. Reserves for environmental investigation and remediation totaled $6.5 million and $6.0 million as of January 3, 2021 and December 29, 2019, respectively. As investigation and remediation of these sites proceed and new information is received, the Company will adjust accruals to reflect new information. Based on current information, we do not believe that future environmental costs, in excess of those already accrued, will materially and adversely affect our financial condition or liquidity. See also our environmental risk factor disclosure beginning on page 15 and Notes 2 and 14 of the Notes to Consolidated Financial Statements.
Government Contracts
We perform work on a number of contracts with the U.S. Department of Defense and other agencies and departments of the U.S. Government including sub-contracts with government prime contractors. Sales under these contracts with the U.S. Government, which included contracts with the U.S. Department of Defense, were approximately 26% of total net sales in 2020, 24% of total net sales in 2019 and 23% of total sales in 2018. For a summary of sales to the U.S. Government by segment, see Note 12 of the Notes to Consolidated Financial Statements. Sales to the U.S. Department of Defense represented approximately 19%, 17% and 17% of total net sales for 2020, 2019 and 2018, respectively.
Performance under government contracts has certain inherent risks that could have a material adverse effect on the Company’s business, results of operations and financial condition. Government contracts are conditioned upon the continuing availability of Congressional appropriations, which usually occurs on a fiscal year basis even though contract performance may take more than one year. See also our government contracts risks factor disclosure beginning on page 11.
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

The following table reflects significant reserves and valuation accounts, which are estimates and based on judgments as described above, at January 3, 2021, and December 29, 2019:

Reserves and Valuation Accounts (in millions): (a)	2020	2019
Allowance for doubtful accounts	$12.3	$10.2
Reduction to LIFO cost basis	$6.7	$7.8
Workers’ compensation and general liability reserves (b)	$6.2	$6.5
Environmental reserves (b)	$6.5	$6.0
Other accrued liability reserves (b)	$12.9	$16.0

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

Warranty Reserve (in millions):	2020	2019	2018
Balance at beginning of year	$24.8	$21.0	$21.1
Product warranty expense	3.3	13.1	10.0
Deductions	(8.2)	(14.2)	(10.1)
Acquisitions	2.5	4.9	—
Balance at year-end	$22.4	$24.8	$21.0

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
We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2020, 2019 or 2018 was material to the consolidated statements of income for such annual periods.
Revenue recognized at a point in time relates primarily to the sale of standard or minimally customized products, with control transferring to the customer generally upon the transfer of title. See Note 2 of the Notes to Consolidated Financial Statements for additional revenue recognition disclosures.
Pension Plans
The Company’s accounting for its defined benefit pension plans requires that amounts recognized in financial statements be determined on an actuarial basis, rather than as contributions are made to the plan. In consultation with our actuaries, we determine the appropriate assumptions for use in determining the liability for future pension benefits. Net actuarial gains or losses are amortized to expense on a plan-by-plan basis when they exceed the accounting corridor. The accounting corridor is a defined range within which amortization of net gains and losses is not required and is equal to 10 percent of the greater of the market related value of assets or benefit obligations. Gains or losses outside of the corridor are subject to amortization. For our plan which covers mostly inactive participants, gains and losses subject to amortization are amortized over the average participants future life expectancy which is approximately 17 years. This plan represents the majority of the pension obligations. For our other plan, gains and losses subject to amortization are amortized over the average employee future service period which is approximately nine years. Significant assumptions used in determining the Company’s pension income or expense is the expected long-term rate of return on plan assets, participant mortality estimates, expected rates of increase in future compensation levels, employee turnover, as well as the assumed discount rate on pension obligations.
Differences in the discount rate and expected long-term rate of return on assets within the indicated range would have had the following impact on 2020 pension expense (in millions):

	0.25 Percentage Point Increase	0.25 Percentage Point Decrease
Increase (decrease) to pension expense resulting from:
Change in discount rate	$(0.3)	$0.3
Change in long-term rate of return on plan assets	$(2.1)	$2.1
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
As of January 3, 2021, the Company had nine reporting units for goodwill impairment testing. The carrying value of goodwill included in the Company’s individual reporting units ranged from $20.4 million to $885.0 million on the quantitative test date. The Company’s analysis in 2020 indicated that in all instances, the fair value of the Company’s reporting units exceeded their carrying values and consequently did not result in an impairment charge. The excess of the estimated fair value over the carrying value (expressed as a percentage of carrying value of the respective reporting unit) for the Company’s reporting units subject to a quantitative test as of the fourth quarter of 2020, the annual testing date, exceeded at least 116%.
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
An increase of 100 basis points in our nominal tax rate would have resulted in additional income tax provision for the fiscal year ended January 3, 2021, of $4.7 million. For a description of the Company’s tax accounting policies, refer to Note 2 and Note 10 of the Notes to Consolidated Financial Statements.
Recent Accounting Standards
For a discussion of recent accounting standards see Note 2 of the Notes to Consolidated Financial Statements.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
This Management’s Discussion and Analysis of Financial Condition and Results of Operation contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly and indirectly relating to earnings, growth opportunities, acquisitions and divestitures, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance and relocation costs, environmental remediation cost, stock repurchases, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements involve risks and uncertainties, are based on the current expectations of the management of Teledyne and are subject to uncertainty and changes in circumstances. The forward-looking statements contained herein may include statements about the expected effects on Teledyne of the proposed acquisition of FLIR, the anticipated timing and scope of the proposed transaction, anticipated earnings enhancements, estimated cost savings and other synergies related to the proposed transaction, costs to be incurred in achieving synergies, anticipated capital expenditures and product developments, and other strategic options. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operation that are not historical in nature should be considered forward-looking. Actual results could differ materially from these forward-looking statements.
Many factors could change the anticipated results, including: ongoing challenges and uncertainties posed by the COVID-19 pandemic for businesses and governments around the world; the occurrence of any event, change or other circumstances that could give rise to the right of Teledyne or FLIR or both to terminate the merger agreement; the outcome of any legal proceedings that may be instituted against Teledyne or FLIR in connection with the merger agreement; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) or stockholder approvals or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all; the failure to obtain the debt portion of the financing for the proposed transaction; the inability to complete the acquisition and integration of FLIR successfully, to retain customers and key employees and to achieve operating synergies, including the possibility that the anticipated benefits of the proposed transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Teledyne and FLIR do business; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; changes in relevant tax and other laws; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; the spread of the COVID-19 virus resulting in production, supply, contractual and other disruptions, including facility closures and furloughs and travel restrictions; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID-19 pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the new U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; escalating economic and diplomatic tension between China and the United States; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing, could further negatively affect our businesses that supply the oil and gas industry. Disruptions from the production delay of Boeing’s 737 Max aircraft and continued weakness in the commercial aerospace industry will negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company's pension assets.
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
Additional information concerning factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained beginning on page 5 of this Form 10-K under the caption “Risk Factors; Cautionary Statement as to Forward-Looking Statements.” Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.
Additional Information and Where to Find It
In connection with the proposed transaction between Teledyne and FLIR, Teledyne will file with the SEC a Registration Statement on Form S-4 that will include a joint proxy statement of Teledyne and FLIR and a prospectus of Teledyne, as well as other relevant documents concerning the proposed transaction. The proposed transaction involving Teledyne and FLIR will be submitted to Teledyne’s stockholders and FLIR’s stockholders for their consideration. Stockholders of Teledyne and stockholders of FLIR are urged to read the registration statement and the joint proxy statement/prospectus regarding the transaction when they become available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.
Stockholders will be able to obtain a free copy of the definitive joint proxy statement/prospectus, as well as other filings containing information about Teledyne and FLIR, without charge, at the SEC’s website (http://www.sec.gov). Copies of the joint proxy statement/prospectus and the filings with the SEC that will be incorporated by reference in the joint proxy statement/prospectus can also be obtained, without charge, by directing a request to Teledyne, Attn: Investor Relations, 1049 Camino Dos Rios, Thousand Oaks, California 91360, or to FLIR, Attn: Corporate Secretary, 1201 S Joyce St, Arlington, Virginia 22202.
Participants in the Solicitation
Teledyne, FLIR and certain of their respective directors, executive officers and employees may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding Teledyne’s directors and executive officers will be available in its definitive proxy statement for its 2021 Annual Meeting, which is expected to be filed with the SEC on or about March 8, 2021, and this Annual Report on Form 10-K. Information regarding FLIR’s directors and executive officers is available in its Annual Report on Form 10-K for the year ended December 31, 2020, which was filed on February 25, 2021. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the SEC. Free copies of this document may be obtained as described in the preceding paragraph.
No Offer or Solicitation
This communication shall not constitute an offer to sell or the solicitation of an offer to sell or an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offer of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in this Report on page 34 under the caption “Other Matters - Hedging Activities; Market Risk Disclosures” of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in this Report on pages 44 through 86. See the “Index to Financial Statements and Related Information” on page 44.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Disclosure Controls
Teledyne’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits, under the Securities Exchange Act of 1934, was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have evaluated the effectiveness, as of January 3, 2021, of the Company’s “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the disclosure controls and procedures as of January 3, 2021, are effective.

Internal Controls
See Management Statement on page 45 for management’s annual report on internal control over financial reporting. See Report of Independent Registered Public Accounting Firm on page 46 for Deloitte & Touche LLP’s attestation report on the Report of Management on Teledyne Technologies Incorporated’s Internal Control over Financial Reporting.
There was no change in the Company’s “internal control over financial reporting” (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended January 3, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There also were no material weaknesses identified for which corrective action needed to be taken.

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
None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
The information required by this item is set forth in the 2021 Proxy Statement under the captions “Executive Management”, “Item 1 on Proxy Card - Election of Directors,” “Board Composition and Practices,” “Corporate Governance,” “Committees of Our Board of Directors - Audit Committee” and “Report of the Audit Committee” and “Stock Ownership - Sections 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.     Executive Compensation.
The information required by this item is set forth in the 2021 Proxy Statement under the captions “Executive and Director Compensation” “Compensation Committee Interlocks and Insider Participation” and “Personnel and Compensation Committee Report.” This information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is set forth in the 2021 Proxy Statement under the caption “Stock Ownership Information” and “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is set forth in the 2021 Proxy Statement under the captions “Corporate Governance” and “Certain Transactions” and is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.
The information required by this item is set forth in the 2021 Proxy Statement under the captions “Fees Billed by Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” under “Item 2 on Proxy Card - Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Exhibits and Financial Statement Schedules:
(1)  Financial Statements
See the “Index to Financial Statements and Related Information” on page 44 of this Report, which is incorporated herein by reference.
(2)  Financial Statement Schedules
See Schedule II captioned “Valuation and Qualifying Accounts” on page 86 of this Report, which is incorporated herein by reference.
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
REPORT OF MANAGEMENT ON TELEDYNE TECHNOLOGIES INCORPORATED’S INTERNAL CONTROL OVER FINANCIAL REPORTING
We are also responsible for establishing and maintaining adequate internal control over financial reporting. We conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 3, 2021. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria) in Internal Control - Integrated Framework. Our evaluation included reviewing the documentation of our controls, evaluating the design effectiveness of our controls and testing their operating effectiveness. Based on this evaluation we believe that, as of January 3, 2021, the Company’s internal controls over financial reporting were effective.
Deloitte and Touche LLP, our independent registered public accounting firm, has issued its report on the effectiveness of Teledyne’s internal control over financial reporting. Their report appears on page 46 of this Annual Report.

Date: February 25, 2021

/s/ ALDO PICHELLI
Aldo Pichelli
President and Chief Executive Officer

Date: February 25, 2021

/s/ SUSAN L. MAIN
Susan L. Main
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Teledyne Technologies Incorporated and subsidiaries (the “Company”) as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2021, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements and financial statement schedule.
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
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Teledyne Technologies Incorporated
Thousand Oaks, California

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Teledyne Technologies Incorporated and subsidiaries (the "Company") as of January 3, 2021 and December 29, 2019, the related consolidated statements of income, comprehensive income, stockholder's equity, and cash flows, for each of the three years in the period ended January 3, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Cost Estimates for Over time Contracts
Critical Audit Matter Description
The Company recognizes revenue over time for contracts where the customer controls the work in process as evidenced either by contractual termination clauses or by the right to payment for costs incurred to date plus a reasonable profit for products or services that do not have an alternative use. As control transfers continuously over time on these contracts, revenue is recognized based on the extent of progress towards completion of the performance obligation. For the year ended January 3, 2021, 40% of the Company’s revenue was recognized over time, from a combination of fixed price and cost type contracts. While fixed price and cost type contracts both require judgment in estimating total contract costs and revenue at completion, key inputs to the percentage of completion calculation; fixed price contracts have additional uncertainty as cost estimates may change while estimated revenue at completion remains constant. Changes to assumptions across the Company’s portfolio of contracts may have a significant impact on the estimated revenue and profit recorded during the period under audit.

We identified assumptions related to estimates and changes in estimates used to recognize revenue for overtime contracts to be a critical audit matter in the current year. This is due to the volume of contracts over multiple product lines, the complexity of judgments involved, and the impact that changes in these estimates can have on current period revenue and profit. Performing audit procedures and evaluating the results of the procedures over these estimates and changes in estimates required extensive audit effort and a high degree of auditor judgement.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to aggregated estimates or judgments for overtime revenue included the following, among others:
We tested the design and operating effectiveness of controls over (1) management’s review of contract estimated revenue and costs at completion and (2) management’s review of the cumulative effect of changes in estimates on contract adjustments.
We tested the accuracy and completeness of the revenue recognized on over time contracts through the following substantive testing procedures:
Examined the cumulative effect of changes in estimates on contract adjustments:
•Performed a retrospective review on the cumulative effect of changes in estimates on contract adjustments by comparing current year data to historical data, including the amounts of prior period adjustments, net favorable adjustment, and net unfavorable adjustments.
•Evaluated trends and fluctuations in changes in estimates on contract adjustments for potential bias at the company level, the segment level, and at individual business units.
•Evaluated the accuracy and timing of any potential cumulative adjustments that were individually material or were significant drivers of trends or fluctuations discussed above.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 25, 2021

We have served as the Company's auditor since 2015.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	For the Fiscal Year
	2020	2019	2018
Net Sales	$3,086.2	$3,163.6	$2,901.8
Costs and expenses
Cost of sales	1,905.3	1,920.3	1,791.0
Selling, general and administrative expenses	700.8	751.6	694.2
Total costs and expenses	2,606.1	2,671.9	2,485.2
Operating income	480.1	491.7	416.6
Interest and debt expense, net	(15.3)	(21.0)	(25.5)
Non-service retirement benefit income	12.1	8.0	13.5
Other expense, net	(7.2)	(5.0)	(10.7)
Income before income taxes	469.7	473.7	393.9
Provision for income taxes	67.8	71.4	60.1
Net income	$401.9	$402.3	$333.8

Basic earnings per common share	$10.95	$11.08	$9.32
Weighted average common shares outstanding	36.7	36.3	35.8

Diluted earnings per common share	$10.62	$10.73	$9.01
Weighted average diluted common shares outstanding	37.9	37.5	37.0
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Fiscal Year
	2020	2019	2018
Net income	$401.9	$402.3	$333.8
Other comprehensive income (loss):
Foreign exchange translation adjustment	65.8	31.1	(79.5)
Hedge activity, net of tax	4.6	2.6	(5.4)
Pension and postretirement benefit adjustments, net of tax	(24.7)	(16.3)	(31.4)
Other comprehensive income (loss)(a)	45.7	17.4	(116.3)
Comprehensive income	$447.6	$419.7	$217.5
(a) Net of income tax benefit of $9.8 million in 2020, income tax benefit of $6.6 million for 2019 and income tax benefit of $10.6 million for 2018.
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED BALANCE SHEETS
For the Fiscal Years Ended January 3, 2021 and December 29, 2019
(In millions, except share amounts)

	2020	2019
Assets
Current Assets
Cash and cash equivalents	$673.1	$199.5
Accounts receivable, net	402.0	460.4
Unbilled receivables, net	222.1	200.5
Inventories, net	347.3	393.4
Prepaid expenses and other current assets	78.1	59.9
Total Current Assets	1,722.6	1,313.7
Property, plant and equipment, net	489.3	487.9
Goodwill	2,150.0	2,050.5
Acquired intangible assets, net	409.7	430.8
Prepaid pension assets	67.9	71.8
Other assets, net	245.3	225.1
Total Assets	$5,084.8	$4,579.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$229.1	$271.1
Accrued liabilities	434.2	391.5
Current portion of long-term debt and other debt	97.6	100.6
Total Current Liabilities	760.9	763.2
Long-term debt	680.9	750.0
Other long-term liabilities	414.4	351.9
Total Liabilities	1,856.2	1,865.1
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized 15,000,000 shares; outstanding shares-none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; Issued shares: 37,697,865 at January 3, 2021, and December 29, 2019; outstanding shares: 36,951,607 at January 3, 2021, and 36,547,966 at December 29, 2019	0.4	0.4
Additional paid-in capital	389.9	360.5
Retained earnings	3,327.9	2,926.0
Treasury stock, 746,258 at January 3, 2021 and 1,149,899 at December 29, 2019	(59.5)	(96.4)
Accumulated other comprehensive loss	(430.1)	(475.8)
Total Stockholders’ Equity	3,228.6	2,714.7
Total Liabilities and Stockholders’ Equity	$5,084.8	$4,579.8
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$0.4	$337.3	$(200.7)	$2,139.6	$(329.3)	$1,947.3
Net income	—	—	—	333.8	—	333.8
Other comprehensive loss, net of tax	—	—	—	—	(116.3)	(116.3)
Treasury stock issued	—	(55.8)	55.8	—	—	—
Stock-based compensation	—	37.2	—	—	—	37.2
Exercise of stock options and other	—	25.0	—	(0.6)	—	24.4
Cumulative effect of new accounting standards	—	—	—	50.9	(47.6)	3.3
Balance, December 30, 2018	0.4	343.7	(144.9)	2,523.7	(493.2)	2,229.7
Net income	—	—	—	402.3	—	402.3
Other comprehensive income, net of tax	—	—	—	—	17.4	17.4
Treasury stock issued	—	(48.5)	48.5	—	—	—
Stock-based compensation	—	30.7	—	—	—	30.7
Exercise of stock options	—	34.6	—	—	—	34.6
Balance, December 29, 2019	0.4	360.5	(96.4)	2,926.0	(475.8)	2,714.7
Net income	—	—	—	401.9	—	401.9
Other comprehensive income, net of tax	—	—	—	—	45.7	45.7
Treasury stock issued	—	(36.9)	36.9	—	—	—
Stock-based compensation	—	30.0	—	—	—	30.0
Exercise of stock options	—	36.3	—	—	—	36.3
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Fiscal Year
	2020	2019	2018
Operating Activities
Net income	$401.9	$402.3	$333.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.2	111.9	113.0
Stock-based compensation	30.0	30.7	25.1
Changes in operating assets and liabilities, excluding the effect of businesses acquired:
Accounts receivable and unbilled receivables	47.8	(58.8)	(66.7)
Inventories	54.3	12.2	(1.7)
Prepaid expenses and other assets	(10.2)	(5.3)	12.5
Accounts payable	(46.3)	29.6	39.9
Accrued expenses and other liabilities	53.7	17.8	4.1
Deferred and income taxes payable, net	(28.8)	(53.8)	(26.4)
Other, net	0.3	(4.5)	13.3
Net cash provided by operating activities	618.9	482.1	446.9
Investing Activities
Purchases of property, plant and equipment	(71.4)	(88.4)	(86.8)
Purchase of businesses and other investments, net of cash acquired	(29.0)	(484.0)	(3.1)
Other, net	1.0	0.5	1.3
Net cash used in investing activities	(99.4)	(571.9)	(88.6)
Financing Activities
Net proceeds (payments) on credit facility	—	96.0	(136.0)
Proceeds from other debt	2.7	—	11.5
Payments on other debt	(100.8)	(137.2)	(182.0)
Proceeds from issuance of term loans and senior notes	—	150.0	—
Proceeds from stock options exercised	36.3	34.6	37.2
Other, net	—	(1.7)	(2.0)
Net cash provided by (used in) financing activities	(61.8)	141.7	(271.3)
Effect of exchange rate changes on cash and cash equivalents	15.9	5.1	(15.4)
Change in cash and cash equivalents	473.6	57.0	71.6
Cash—beginning of period	199.5	142.5	70.9
Cash and cash equivalents—end of period	$673.1	$199.5	$142.5
The accompanying notes are an integral part of these financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 2021

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
Fiscal Year
The Company operates on a 52- or 53-week fiscal year convention ending on the Sunday nearest to December 31. Fiscal year 2020 was a 53-week fiscal year and ended on January 3, 2021. Fiscal year 2019 was a 52-week fiscal year and ended on December 29, 2019. Fiscal year 2018 was a 52-week fiscal year and ended on December 30, 2018. References to the years 2020, 2019 and 2018 are intended to refer to the respective fiscal year unless otherwise noted.
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

Accumulated Other Comprehensive Income/(Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income/(loss) (“AOCI”) for the fiscal years ended January 3, 2021, and December 29, 2019 (in millions):

	Foreign Currency Translation	Cash Flow Hedges and other	Pension and Postretirement Benefits	Total
Balance as of December 30, 2018	$(181.5)	$(4.9)	$(306.8)	$(493.2)
Other comprehensive income before reclassifications	31.1	7.6	—	38.7
Amounts reclassified from AOCI	—	(5.0)	(16.3)	(21.3)
Net other comprehensive income (loss)	31.1	2.6	(16.3)	17.4
Balance as of December 29, 2019	(150.4)	(2.3)	(323.1)	(475.8)
Other comprehensive income (loss) before reclassifications	65.8	(13.8)	—	52.0
Amounts reclassified from AOCI	—	18.4	(24.7)	(6.3)
Net other comprehensive income (loss)	65.8	4.6	(24.7)	45.7
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)

The reclassification out of AOCI for the fiscal years ended January 3, 2021, and December 29, 2019, are as follows (in millions):

	January 3, 2021	December 29, 2019
	Amount reclassified from AOCI	Amount reclassified from AOCI	Financial Statement Presentation
Gain (loss) on cash flow hedges:
Gain (loss) recognized in income on derivatives	$24.8	$(6.9)	See Note 2
Income tax impact	(6.4)	1.9	Provision for income taxes
Total	$18.4	$(5.0)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(6.0)	$(5.9)	See Note 11
Amortization of net actuarial loss	22.8	30.9	See Note 11
Pension adjustments	(49.7)	(47.1)	See Note 11
Total before tax	(32.9)	(22.1)
Income tax impact	8.2	5.8
Net of tax	$(24.7)	$(16.3)
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
For over time contracts using cost-to-cost, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue, determining reasonably dependable cost estimates, and making assumptions for schedule and technical issues. Since certain contracts extend over a longer period of time, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are generally reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2020 was approximately $14.6 million of favorable operating income, primarily within the Digital Imaging operating segment, related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales. The net aggregate effects of these changes in estimates on contracts accounted for under the cost-to-cost method in 2019 was approximately $20.2 million of favorable operating income, primarily within the Digital Imaging operating segment, related to changes in estimates that favorably impacted revenue, and, to a lesser degree, cost of sales. None of the effects of changes in estimates on any individual contract were material to the consolidated statements of income for any period presented.
While extended or non-customary warranties do not represent a significant portion of our revenue, we recognize warranty services as a separate performance obligations when it is material to the contract. When extended or non-customary warranties represents a separate performance obligation, the revenue is deferred and recognized ratably over the extended warranty period.
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of January 3, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,839.0 million. The Company expects approximately 77% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 23% recognized thereafter.

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

Warranty Reserve (in millions):	2020	2019	2018
Balance at beginning of year	$24.8	$21.0	$21.1
Product warranty expense	3.3	13.1	10.0
Deductions	(8.2)	(14.2)	(10.1)
Acquisitions	2.5	4.9	—
Balance at end of year	$22.4	$24.8	$21.0
Research and Development and Bid and Proposal Costs
Selling, general and administrative expenses include Company-funded research and development and bid and proposal costs which are expensed as incurred and were $196.0 million in 2020, $209.6 million in 2019 and $185.6 million in 2018.
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

The following table sets forth the computations of basic and diluted earnings per share (amounts in millions, except per share data):

Net Income Per Common Share:	2020	2019	2018
Net income	$401.9	$402.3	$333.8
Basic earnings per common share:
Weighted average common shares outstanding	36.7	36.3	35.8

Basic earnings per common share	$10.95	$11.08	$9.32
Diluted earnings per share:
Weighted average common shares outstanding	36.7	36.3	35.8
Effect of diluted securities (primarily stock options)	1.2	1.2	1.2
Weighted average diluted common shares outstanding	37.9	37.5	37.0

Diluted earnings per common share	$10.62	$10.73	$9.01
For 2020, 239,422 stock options were excluded in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive. For each of 2019 and 2018, less than 3,000 stock options were excluded in the computation of diluted earnings per share because the effect of their inclusion would have been anti-dilutive.
For 2020, 2019 and 2018, stock options to purchase 1.6 million, 2.0 million and 2.1 million shares of common stock, respectively, had exercise prices that were less than the average market price of the Company’s common stock during the respective periods and are included in the computation of diluted earnings per share.
For 2020, 497 shares under the restricted stock plan were excluded from fully diluted shares outstanding because they did not meet the applicable performance conditions for issuance. No contingent shares under the restricted stock plan were excluded from fully diluted shares outstanding for 2019 or 2018. No contingent shares under the performance share compensation plan were excluded from fully diluted shares outstanding for 2020, 2019 or 2018.
Cash and Cash Equivalents
Cash and cash equivalents totaled $673.1 million at January 3, 2021, of which $192.3 million was held by foreign subsidiaries. Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased.
Accounts Receivable, Unbilled Receivables and Contract Liabilities
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities, which are included in accrued liabilities and other long-term liabilities) on the Consolidated Balance Sheet. Under the typical payment terms of our over time contracts, the customer pays us either performance-based payments or progress payments. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheet. We may receive interim payments as work progresses, although for some contracts, we may be entitled to receive an advance payment. We recognize a liability for these interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Consolidated Balance Sheet, which represented $160.1 million and $14.0 million as of January 3, 2021 and $126.8 million and $17.9 million as of December 29, 2019, respectively. Contract liabilities typically are not considered a significant financing component because these cash advances are used to meet working capital demands that can be higher in the early stages of a contract, and these cash advances protect us from the other party failing to adequately complete some or all of its obligations under the contract. When revenue recognized exceeds the amount billed to the customer, we record an unbilled receivable (contract asset) for the amount we are entitled to receive based on our enforceable right to payment. The unbilled receivable balance increased from the beginning of the year by $21.6 million, or 10.8%, primarily due to work performed ahead of billings on certain over time revenue contracts primarily in our Engineered Systems segment. Contract liabilities increased from the beginning of the year by $29.4 million, or 20.3% primarily due to an increase in customer advances in our Digital Imaging segment. The Company recognized revenue of $80.7 million during the year ended January 3, 2021 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Accounts receivable is presented net of an allowance for doubtful accounts of $12.3 million at January 3, 2021, and $10.2 million at December 29, 2019. Expense recorded for the allowance for doubtful accounts was $4.1 million, $1.3 million and $0.6 million for 2020, 2019 and 2018, respectively. An allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Judgment is required in the estimation of the allowance and we evaluate the collectability of our accounts receivable and contract assets based on a combination of factors. If we become aware of a customer’s inability to meet its financial obligations, a specific allowance is recorded to reduce the net receivable to the amount reasonably believed to be collectible from the customer. For all other customers, we use an aging schedule and recognize allowances for doubtful accounts based on the creditworthiness of the debtor, the age and status of outstanding receivables, the current business environment and our historical collection experience adjusted for current expectations for the customers or industry. Accounts receivable are written off against the allowance for uncollectible accounts when we determine amounts are no longer collectible. Trade credit is extended based upon evaluations of each customer’s ability to perform its obligations, which are updated periodically.
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
Property, Plant and Equipment
Property, plant and equipment is capitalized at cost. Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Buildings and building improvements are depreciated over periods not exceeding 45 years, equipment over 5 to 18 years, computer hardware and software over 3 to 7 years and leasehold improvements over the shorter of the estimated remaining lives or lease terms. Significant improvements are capitalized while maintenance and repairs are charged to expense as incurred. Depreciation expense on property, plant and equipment was $76.6 million in 2020, $74.5 million in 2019 and $73.5 million in 2018.
Goodwill, Acquired Intangible Assets and Other Long-lived Assets
Business acquisitions are accounted for under the acquisition method by assigning the purchase price to tangible and intangible assets acquired and liabilities assumed. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill.
Goodwill and acquired intangible assets with indefinite lives are not amortized, but tested at least annually for impairment. The Company performs an annual impairment test for goodwill and other indefinite-lived intangible assets in the fourth quarter of each year, or more often as circumstances require. The Company uses qualitative and quantitative approaches when testing goodwill for impairment. For selected reporting units under the qualitative approach, the Company performs a qualitative evaluation of events and circumstances impacting the reporting unit to determine the likelihood of goodwill impairment. Based on that qualitative evaluation, if the Company determines it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, no further evaluation is necessary. Otherwise the Company performs a quantitative impairment test. The Company performs quantitative tests for reporting units at least once every three years. However, for certain reporting units the Company may perform a quantitative impairment test every year. The Company performed a quantitative test for all reporting units in 2020.
The two-step quantitative impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. When it is determined that an impairment has occurred, an appropriate charge to operations is recorded. The results of our annual impairment tests of goodwill indicated that no impairment existed in 2020, 2019 or 2018.
The Company reviews intangible and other long-lived assets subject to depreciation or amortization for impairment whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. Acquired intangible assets with finite lives are amortized and reflected in the segment’s operating income over their estimated useful lives. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. Recorded impairment charges to intangible or other long-lived assets were not material in 2020, 2019 or 2018.

Deferred Compensation Plan
The Company has a non-qualified executive deferred compensation plan that provides supplemental retirement income benefits for a select group of management. This plan permits eligible employees to make salary and bonus deferrals that are 100% vested. We have an unsecured obligation to pay in the future the value of the deferred compensation adjusted to reflect the performance, whether positive or negative, of selected investment measurement options chosen by each participant during the deferral period. As of January 3, 2021 and December 29, 2019, $68.9 million and $63.0 million, respectively, is included in other long-term liabilities related to these deferred compensation liabilities. Additionally, the Company purchased life insurance policies on certain participants to potentially offset these unsecured obligations. These policies are recorded at their cash surrender value as determined by the insurance carrier. The cash surrender value of these policies was $72.6 million and $65.6 million, as of January 3, 2021 and December 29, 2019, respectively, and are recorded in other non-current assets.
Environmental
Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. Other costs that relate to current operations or an existing condition caused by past operations are expensed in the period incurred. Environmental liabilities are recorded when the Company’s liability is probable and the costs are reasonably estimable, which is generally not later than the completion of the feasibility study or the Company’s recommendation of a remedy or commitment to an appropriate plan of action. The accruals are reviewed periodically and, as investigations and remediations proceed, adjustments are made as necessary. Accruals for losses from environmental remediation obligations do not consider the effects of inflation, and anticipated expenditures are not discounted to their present value. The accruals are not reduced by possible recoveries from insurance carriers or other third parties, but do reflect anticipated allocations among potentially responsible parties at federal Superfund sites or similar state-managed sites and an assessment of the likelihood that such parties will fulfill their obligations at such sites. The measurement of environmental liabilities by the Company is based on currently available facts, present laws and regulations, and current technology. Such estimates take into consideration the Company’s prior experience in site investigation and remediation, the data concerning cleanup costs available from other companies and regulatory authorities, and the professional judgment of the Company’s environmental personnel in consultation with outside environmental specialists, when necessary. The Company’s reserves for environmental remediation obligations totaled $6.5 million and $6.0 million as of January 3, 2021 and December 29, 2019, respectively. The short term amount is included in current accrued liabilities and the long-term amount is included in long-term accrued liabilities.
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
The effectiveness of the cash flow hedge forward contracts, is assessed prospectively and retrospectively on a monthly basis using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges and must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for forward contracts that will mature in the next 12 months total $5.4 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interests rate swap expected to be reclassified from AOCI into income in the next 12 months total $1.2 million.

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
As of January 3, 2021, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $127.5 million. These foreign currency forward contracts have maturities ranging from March 2021 to February 2022.
The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million U.S. dollars and matures in March 2023.

In addition, the Company utilizes foreign currency forward contracts which are not designated as hedging instruments for accounting purposes to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of January 3, 2021, Teledyne primarily had foreign currency contracts of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$78.0	U.S. Dollars	US$	59.7
Euros		€36.2	U.S. Dollars	US$	43.3
Great Britain Pounds		£88.9	U.S. Dollars	US$	119.1
Canadian Dollars		$22.3	Euros		€14.4
Danish Krone	Kr.	302.3	U.S. Dollars	US$	49.0
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
The effect of derivative instruments designated as cash flow hedges for 2020 and 2019 was as follows (in millions):

	2020	2019
Net gain (loss) recognized in AOCI - foreign exchange contracts (a)	$(13.7)	$9.3
Net gain recognized in AOCI - interest rate contracts	$4.8	$0.8
Net gain (loss) reclassified from AOCI into revenue/cost of sales - foreign exchange contracts	$1.5	$(1.8)
Net gain reclassified from AOCI into interest expense - foreign exchange contracts	$4.4	$2.4
Net gain (loss) reclassified from AOCI into interest expense -interest rate contracts	$(1.0)	$0.2
Net gain (loss) reclassified from AOCI into other income and expense, net - foreign exchange contracts (b)	$(26.7)	$6.0
Net foreign exchange loss recognized in revenue, net - foreign exchange contracts (c)	$—	$(0.5)
(a)Effective portion
(b)Amount reclassified to offset earnings impact of liability hedged by cross currency swap
(c)Amount excluded from effectiveness testing (recorded in other income and expense in 2018)
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for 2020 and 2019 was a gain of $7.4 million and a gain of $4.9 million, respectively.
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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	January 3, 2021	December 29, 2019
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$7.3	$1.3
Interest rate contracts	Other current assets	—	0.2
Interest rate contracts	Other non-current assets (liabilities)	(1.8)	0.3
Interest rate contracts	Other current liabilities	(1.5)	—
Cash flow forward contracts	Accrued liabilities	—	(0.1)
Cash flow cross currency swaps	Other current assets	3.3	5.4
Cash flow cross currency swaps	Other non-current liabilities	(29.2)	(7.8)
Cash flow cross currency swaps	Accrued liabilities	—	0.3
Cash flow cross currency swaps	Other current assets (accrued interest)	0.1	—
Total derivatives designated as hedging instruments		(21.8)	(0.4)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	6.7	0.1
Non-designated forward contracts	Accrued liabilities	(1.2)	(0.4)
Total derivatives not designated as hedging instruments		5.5	(0.3)
Total liability derivatives		$(16.3)	$(0.7)
Supplemental Cash Flow Information
Cash payments for federal, foreign and state income taxes were $74.5 million for 2020, which are net of $8.1 million in tax refunds. Cash payments for federal, foreign and state income taxes were $110.1 million for 2019, which are net of $7.1 million in tax refunds. Cash payments for federal, foreign and state income taxes were $64.7 million for 2018, which are net of $7.6 million in tax refunds. Cash payments for interest and credit facility fees totaled $19.1 million, $23.4 million and $28.1 million for 2020, 2019 and 2018, respectively.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities.” This guidance better aligns an entity’s risk management activities and financial reporting for hedging relationships and expands and refines hedge accounting for both nonfinancial and financial risk components. This guidance also simplifies and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. We adopted the guidance as of December 31, 2018, the beginning of our 2019 fiscal year using the modified retrospective approach, there was no cumulative adjustment to retained earnings related to hedge ineffectiveness for the year ended December 31, 2018. Additionally, as a result of the adoption, we no longer disclose the ineffective portion of the change in fair value of our derivative financial instruments. The entire change in the fair value of the cash flow hedging instruments aside from components excluded from the assessment of hedge effectiveness is now recorded in other comprehensive income and will be subsequently reclassified to earnings in the period the hedged item impacts earnings. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which eliminates the computation of the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record a goodwill impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. We adopted the this ASU as of December 30, 2019 which reduced the complexity surrounding the evaluation of goodwill for impairment. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The standard replaces the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We adopted this ASU as of December 30, 2019 using the modified retrospective approach related to our accounts receivables and contract assets, resulting in no cumulative adjustment to retained earnings. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Note 3. Business Acquisitions, Goodwill and Acquired Intangible Assets
The Company spent $29.0 million, $484.0 million and $3.1 million on acquisitions and other investments, net of cash acquired, in 2020, 2019 and 2018, respectively.
2020 Acquisition
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
Pending 2021 Acquisition
See Note 15, Subsequent Events, to these Consolidated Financial Statements for information about the pending acquisition of FLIR Systems, Inc. (“FLIR”).
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
Teledyne’s goodwill was $2,150.0 million at January 3, 2021, and $2,050.5 million at December 29, 2019. The increase in the balance of goodwill in 2019 resulted from recent acquisitions and the impact of exchange rate changes. Teledyne’s net acquired intangible assets were $409.7 million at January 3, 2021, and $430.8 million at December 29, 2019. The decrease in the balance of acquired intangible assets in 2020 primarily resulted from amortization of acquired intangible assets, partially offset by recent acquisitions and the impact of exchange rate changes. The Company’s cost to acquire the 2020 and 2019 acquisitions has been allocated to the assets acquired and liabilities assumed based upon their respective fair values as of the date of the completion of the acquisition. The differences between the fair value of the consideration paid and the estimated fair value of the assets and liabilities acquired has been recorded as goodwill. The fair value of all the acquired identifiable assets and liabilities summarized below for the 2020 acquisition is provisional pending finalization of the Company’s acquisition accounting, including the measurement of tax basis in certain jurisdictions and the resulting deferred taxes that might arise from book and tax basis differences, if any.
The following tables show the purchase price (net of cash acquired), provisional goodwill acquired for the OakGate acquisition and other investments made in 2020 (in millions):

	2020
Acquisitions	Acquisition Date	Cash Paid (a)	Goodwill Acquired	Acquired Intangible Assets
OakGate Technology, Inc.	January 5, 2020	$28.5	$16.9	$7.0
Purchase price adjustment - Micralyne Inc.		0.5	—	—
Total		$29.0	$16.9	$7.0
(a) Net of cash acquired.
Goodwill resulting from the OakGate acquisition will not be deductible for tax purposes.

Provisional fair values allocated to the assets acquired and liabilities assumed (in millions):	2020
Current assets, excluding cash acquired	$3.7
Goodwill	16.9
Acquired intangible assets	7.0
Other long-term assets	2.8
Total assets acquired	30.4
Current liabilities	(1.9)
Total liabilities assumed	(1.9)
Cash paid, net of cash acquired	$28.5
The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the OakGate acquisition made in 2020 (dollars in millions; amounts considered provisional as discussed above):

	2020
Intangibles subject to amortization:	Intangible Assets	Weighted average useful life in years
Proprietary technology	$5.5	7.0
Customer list/relationships	1.2	10.0
Trademarks	0.3	3.0
Total acquired intangibles subject to amortization	$7.0	7.3

Goodwill	$16.9	n/a

Goodwill (in millions):	Instrumentation	Digital Imaging	Aerospace and Defense Electronics	Engineered Systems	Total
Balance at December 30, 2018	$754.7	$809.7	$148.5	$22.3	$1,735.2
Current year acquisitions	147.7	157.2	—	—	304.9
Foreign currency changes and other (a)	3.5	(4.2)	15.8	(4.7)	10.4
Balance at December 29, 2019	905.9	962.7	164.3	17.6	2,050.5
Current year acquisition	16.9	—	—	—	16.9
Foreign currency changes and other	46.0	35.1	1.5	—	82.6
Balance at January 3, 2021	$968.8	$997.8	$165.8	$17.6	$2,150.0
(a) Certain prior period balances have been recast due to a business realignment affecting the Aerospace and Defense Electronics segment the Digital Imaging segment and the Engineered Systems segment in 2019.

	2020			2019
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Acquired intangible assets (in millions):
Proprietary technology	$420.3	$242.7	$177.6	$397.5	$207.6	$189.9
Customer list/relationships	168.3	112.8	55.5	177.6	101.4	76.2
Patents	0.7	0.7	—	0.7	0.6	0.1
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	4.5	3.6	0.9	4.1	3.3	0.8
Backlog	16.5	16.5	—	16.4	16.1	0.3
Acquired intangible assets subject to amortization	611.2	377.2	234.0	597.2	329.9	267.3
Acquired intangible assets not subject to amortization:
Trademarks	175.7	—	175.7	163.5	—	163.5
Total acquired intangible assets	$786.9	$377.2	$409.7	$760.7	$329.9	$430.8

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
The Company recorded $39.6 million, $37.4 million and $39.5 million in amortization expense in 2020, 2019 and 2018, respectively, for acquired intangible assets. The expected future amortization expense for the next five years is as follows (in millions): 2021 - $39.0; 2022 - $36.2; 2023 - $32.2; 2024 - $30.4; 2025 - $24.4.
The estimated remaining useful lives by asset category as of January 3, 2021, are as follows:

Acquired intangibles subject to amortization	Weighted average remaining useful life in years
Proprietary technology	5.8
Customer list/relationships	5.6
Patents	2.2
Trademarks	6.1
Total acquired intangibles subject to amortization	5.8

Note 4. Financial Instruments
The Company had $471.0 million in cash equivalents at January 3, 2021 and no cash equivalents at December 29, 2019. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. The fair value of the Company’s forward currency contracts as of January 3, 2021 and December 29, 2019, are disclosed in Note 2, under “Derivative Instruments and Hedging Activities,” of the Notes to Consolidated Financial Statements and are based on Level 2 inputs. Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The fair value of the Company’s senior unsecured notes as described in Note 9, “Long-Term Debt,” of the Notes to Consolidated Financial Statements approximated the carrying value based upon Level 2 inputs and is valued based on observable market data at January 3, 2021 and December 29, 2019. The fair value of the Company’s credit facility, term loans and other debt, also described in Note 9, at January 3, 2021 and December 29, 2019, approximated the carrying value due to the variable market rate used to calculate interest payments. The Company does not have any other significant financial assets or liabilities that are measured at fair value. The carrying value of other on-balance-sheet financial instruments approximates fair value, and the cost, if any, to terminate off-balance sheet financial instruments (primarily letters of credit) is not significant.

Note 5. Accounts Receivable and Unbilled Receivables

Accounts Receivable and Unbilled Receivables (in millions):	Balance at year-end
	2020	2019
Commercial and other billed receivables	$377.4	$440.1
U.S. Government and prime contractors billed receivables	36.9	30.5
	414.3	470.6
Allowance for doubtful accounts	(12.3)	(10.2)
Account receivable, net	$402.0	$460.4

Commercial and other unbilled receivables, net	$147.1	$143.9
U.S. Government and prime contractors unbilled receivables, net	75.0	56.5
Unbilled receivables, net	$222.1	$200.4

Note 6. Inventories

Inventories (in millions):	Balance at year-end
	2020	2019
Raw materials and supplies	$231.0	$231.2
Work in process	60.5	108.3
Finished goods	62.5	61.7
	354.0	401.2
Reduction to LIFO cost basis	(6.7)	(7.8)
Total inventories, net	$347.3	$393.4
Inventories at cost determined on the LIFO method were $29.2 million at January 3, 2021, and $40.0 million at December 29, 2019. The remainder of the inventories using average cost or the FIFO methods, were $324.8 million at January 3, 2021, and $361.2 million at December 29, 2019.
The Company recorded LIFO income of $1.1 million, $1.6 million and $0.1 million in 2020, 2019 and 2018, respectively.
Note 7. Supplemental Balance Sheet Information

Property, plant and equipment (in millions):	Balance at year-end
	2020	2019
Land	$70.0	$68.1
Buildings	286.0	280.6
Equipment and software and other	806.7	763.1
	1,162.7	1,111.8
Accumulated depreciation and amortization	(673.4)	(623.9)
Total property, plant and equipment, net	$489.3	$487.9
The following table presents selected balance sheet components (in millions):

Balance sheet items	Balance sheet location	January 3, 2021	December 29, 2019
Salaries and wage accruals	Accrued liabilities	$126.2	$124.1
Deferred tax liabilities	Other long-term liabilities	$39.0	$34.0

Note 8. Stockholders’ Equity

Common stock and treasury stock activity:	Common Stock	Treasury Stock
Balance, December 31, 2017	37,697,865	2,157,632
Issued	—	(547,064)
Balance, December 30, 2018	37,697,865	1,610,568
Issued	—	(460,669)
Balance, December 29, 2019	37,697,865	1,149,899
Issued	—	(403,641)
Balance, January 3, 2021	37,697,865	746,258
Shares issued include stock options exercised as well as shares issued under certain compensation plans.
Treasury Stock
In January 2016, the Company’s Board of Directors authorized a stock repurchase program authorizing the Company to repurchase up to 3,000,000 shares of its common stock. The number of shares that we may repurchase will depend on a variety of factors, such as share price, levels of cash and borrowing capacity available, alternative investment opportunities available immediately or longer-term, and other regulatory, market or economic conditions. Although we have no current plans to repurchase stock, future repurchases, if any, are expected to be funded with cash on hand and borrowings under the Company’s credit facility. No repurchases were made since 2015. Up to approximately three million shares may be repurchased under the stock repurchase program.

Preferred Stock
Authorized preferred stock may be issued with designations, powers and preferences designated by the Board of Directors. There were no shares of preferred stock issued or outstanding in 2020, 2019 or 2018.
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
Stock Options
Stock option compensation expense is recorded on a straight line basis over the appropriate vesting period, generally three years except for stock options that were granted after 2018 to Teledyne’s President and Chief Executive Officer and Teledyne’s Executive Chairman, which were expensed immediately. The Company recorded $24.7 million, $26.1 million, and $19.8 million for stock option expense, for 2020, 2019 and 2018, respectively. The Company issues shares of common stock upon the exercise of stock options.
The total pretax intrinsic value of options exercised during 2020 and 2019 (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $96.9 million and $82.5 million, respectively. At January 3, 2021, the intrinsic value of stock options outstanding was $403.6 million and the intrinsic value of stock options exercisable was $339.8 million. During 2020 and 2019, the amount of cash received from the exercise of stock options was $36.3 million and $34.6 million, respectively.
At January 3, 2021, there was $24.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.3 years.
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

Stock option valuation assumptions:	2020	2019	2018
Expected dividend yield	n/a	n/a	n/a
Expected volatility	23.7%	26.7%	31.0%
Risk-free interest rate	1.50% to1.75%	2.47% to 2.70%	1.99% to 2.58%
Expected life in years	6.6	6.6	6.8
Based on the assumptions used in the valuation of stock options, the grant date weighted average fair value of stock options granted in 2020, 2019 and 2018 was $106.26, $72.00 and $71.89, respectively.
Stock option transactions for Teledyne’s stock option plans are summarized as follows:

	2020		2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,988,576	$130.67	2,064,740	$104.66	2,285,703	$83.73
Granted	247,273	$382.91	390,789	$217.58	376,065	$192.28
Exercised	(382,554)	$95.22	(429,654)	$80.31	(516,927)	$71.95
Canceled or expired	(34,148)	$252.43	(37,299)	$181.62	(80,101)	$129.85
Ending balance	1,819,147	$170.10	1,988,576	$130.67	2,064,740	$104.66
Options exercisable at end of period	1,242,786	$118.57	1,242,205	$94.04	1,257,766	$78.26

The following table provides certain information with respect to stock options outstanding and stock options exercisable at January 3, 2021, under the stock option plans:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Exercise Price	Remaining life in years	Shares	Weighted Average Exercise Price
$31.64-$49.99	32,723	$44.23	0.7	32,723	$44.23
$50.00-$99.99	601,559	$81.19	3.6	601,559	$81.19
$100.00-$149.99	328,787	$123.40	6.1	328,787	$123.40
$150.00-$199.99	277,375	$191.98	7.1	174,385	$191.97
$200.00-$249.99	340,564	$217.70	8.1	104,877	$217.83
$250.00-$383.33	238,139	$382.90	9.1	455	$383.33
	1,819,147	$170.10	6.1	1,242,786	$118.57
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
Under the 2015 to 2017 plan, and based on actual performance, the Company issued 7,673, 8,586 and 6,481 shares of Teledyne common stock in 2020, 2019 and 2018, respectively.
In February 2018, the performance cycle for the three-year period ending December 31, 2020, was set. Under the plan, and based on actual performance, the maximum number of shares that could be issued in three equal installments in 2021, 2022 and 2023, is 51,630.
The estimated expense for each plan year was based on the expected cash payout and the expected shares to be issued, valued at the share price at the inception of the performance cycle, except for the shares that can be issued based on a market comparison. The estimated expense for these shares was calculated using a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and correlation of Teledyne’s stock price with the comparator, the Russell 1000 Index (for the 2015-2017 performance cycle, the comparator was the Russell 2000). No adjustment to the calculated expense for the shares issued based on a market based comparison will be made regardless of the actual performance. The Company recorded $6.2 million, $7.5 million and $5.1 million in compensation expense related to the PSP program for fiscal years 2020, 2019 and 2018, respectively.
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
The estimated expense for restricted stock awards to employees is based on a lattice-based simulation which takes into consideration several factors including volatility, risk free interest rates and the correlation of Teledyne’s stock price with the comparator, the Russell 1000 Index (for awards granted prior to 2018 the comparator was the Russell 2000). No adjustment to the estimated expense will be made regardless of actual performance. The Company recorded $3.3 million, $3.0 million and $2.7 million in compensation expense related to restricted stock awards to employees, for fiscal years 2020, 2019 and 2018, respectively. At January 3, 2021, there was $3.6 million of total estimated unrecognized compensation cost related to non-vested awards which is expected to be recognized over a weighted-average period of approximately 1.5 years.

The following table shows restricted stock award activity for grants made to employees:

Restricted Stock:	Shares	Weighted average fair value per share
Balance, December 31, 2017	88,436	$90.72
Granted	16,733	$176.64
Issued	(28,855)	$92.74
Forfeited/Canceled	(2,094)	$135.48
Balance, December 30, 2018	74,220	$108.05
Granted	17,522	$200.00
Issued	(35,330)	$72.91
Balance, December 29, 2019	56,412	$158.62
Granted	10,080	$360.33
Issued	(23,087)	$114.74
Balance, January 3, 2021	43,405	$228.80
In December 2016, Teledyne granted 16,045 restricted stock units with a grant date fair value of $2.0 million to Teledyne’s then Chief Executive Officer, which vested in equal annual installments over three years. The calculated expense of $2.0 million was expensed evenly over the three years performance period. In 2019, 2018 and 2017 we issued 2,697, 2,697 and 2,389 shares, respectively, which were net of shares withheld to pay income taxes.
Non-employee directors each receive restricted stock units valued at $110,000 (or valued at $55,000 for a person who becomes a director for the first time after the date of the Annual Meeting). The restricted stock units generally vest one year following the date of grant and are settled in shares of common stock on the date of vesting unless a director has elected to defer settlement of the award until his or her separation from Board service. The annual expense related to non-employee director’s restricted stock units was approximately $1.0 million for each of 2020, 2019 and 2018.
The following table shows restricted stock award activity for grants made to non-employee directors:

Directors Restricted Stock:	Shares	Weighted average fair value per share
Balance, December 31, 2017	8,373	$131.25
Granted	5,112	$193.39
Issued	(5,733)	$134.26
Balance, December 30, 2018	7,752	$170.00
Granted	4,155	$251.23
Issued	(2,840)	$193.39
Balance, December 29, 2019	9,067	$199.90
Granted	3,692	$312.41
Issued	(2,640)	$249.72
Canceled	(353)	$311.17
Balance, January 3, 2021	9,766	$224.94

Note 9. Long-Term Debt

Long-Term Debt (dollars in millions):	January 3, 2021	December 29, 2019
$750.0 million credit facility, due March 2024, weighted average rate of 1.05% at January 3, 2021 and 2.80% at December 29, 2019	$125.0	$125.0
Term loan due October 2024, variable rate of 1.15% at January 3, 2021 and 2.702% at December 29, 2019, swapped to a Euro fixed rate of 0.612%	150.0	150.0
5.30% Fixed Rate Senior Notes repaid September 2020	—	75.0
2.81% Fixed Rate Senior Notes repaid November 2020	—	25.0
3.09% Fixed Rate Senior Notes due December 2021	95.0	95.0
3.28% Fixed Rate Senior Notes due November 2022	100.0	100.0
0.70% €50 Million Fixed Rate Senior Notes due April 2022	61.1	56.0
0.92% €100 Million Fixed Rate Senior Notes due April 2023	122.1	111.9
1.09% €100 Million Fixed Rate Senior Notes due April 2024	122.1	111.9
Other debt	4.0	2.0
Debt issuance costs	(0.8)	(1.2)
Total long-debt	778.5	850.6
Current portion of long-term debt and other debt	(97.6)	(100.6)
Total long-term debt, net of current portion	$680.9	$750.0
Maturities of long-term debt as of January 3, 2021 (in millions):

Fiscal year
2021	$97.1
2022	161.1
2023	122.1
2024	397.1
2025	0.8
Thereafter	1.1
Total principal payments	779.3
Debt issuance costs	(0.8)
Total debt	$778.5
The Company has no sinking fund requirements.
Teledyne's $750.0 million credit agreement has a maturity date to March 2024. The credit agreement permits Teledyne to increase the aggregate amount of the borrowing capacity by up to $250.0 million subject to certain conditions. Excluding interest and fees, no payments are due under the $750.0 million unsecured credit facility (“credit facility”) until it matures. Borrowings under our credit facility and term loans are at variable rates which are, at our option, tied to a Eurocurrency rate equal to LIBOR (London Interbank Offered Rate) plus an applicable rate or a base rate as defined in our credit agreements. Eurocurrency rate loans may be denominated in U.S. dollars or an alternative currency as defined in the agreement. Eurocurrency or LIBOR based loans under the facility typically have terms of one, two, three or six months and the interest rate for each such loan is subject to change if the loan is continued or converted following the applicable maturity date. The Company has not drawn any loans with a term longer than three months under the credit facility. Base rate loans have interest rates that primarily fluctuate with changes in the prime rate. Interest rates are also subject to change based on our consolidated leverage ratio as defined in the credit agreement. The credit facility also provides for facility fees that vary between 0.12% and 0.25% of the credit line, depending on our consolidated leverage ratio as calculated from time to time. Available borrowing capacity under the credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $615.5 million at January 3, 2021. The credit agreement and term loans requires the Company to comply with various financial and operating covenants and at January 3, 2021, the Company was in compliance with these covenants. At January 3, 2021, Teledyne had $27.7 million in outstanding letters of credit.
As part of the pending FLIR acquisition, Teledyne has arranged a $4.5 billion 364-day credit commitment to fund the transaction and refinance certain existing debt. See also Note 15, Subsequent Events, to these Consolidated Financial Statements for additional information regarding the funding of the pending acquisition of FLIR.
Total interest expense including credit facility fees and other bank charges was $15.8 million in 2020, $22.0 million in 2019 and $29.2 million in 2018.

Note 10. Income Taxes
Income before income taxes included income from domestic operations of $289.5 million for 2020, $295.9 million for 2019 and $243.7 million for 2018. Income before taxes included income from foreign operations of $180.2 million for 2020, $177.8 million for 2019 and $150.2 million for 2018.

Income tax provision/(benefit) - (in millions):	2020	2019	2018
Current
Federal	$25.3	$66.0	$22.9
State	7.0	10.6	8.1
Foreign	39.1	28.4	31.8
Total current	71.4	105.0	62.8
Deferred
Federal	(0.5)	(37.0)	2.3
State	2.3	(2.3)	0.6
Foreign	(5.4)	5.7	(5.6)
Total deferred	(3.6)	(33.6)	(2.7)
Provision for income taxes	$67.8	$71.4	$60.1

The following is a reconciliation of the statutory federal income tax rate to the actual effective income tax rate:

Tax rate reconciliation:	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local taxes, net of federal benefit	2.0	2.2	1.9
Research and development tax credits	(3.4)	(2.2)	(2.3)
Investment tax credits	(1.0)	(1.1)	(1.2)
Foreign rate differential	0.6	0.7	1.1
Net reversals for unrecognized tax benefits	0.7	(0.6)	(0.3)
Stock-based compensation	(4.5)	(3.3)	(3.3)
U.S. export sales	(2.5)	(3.0)	(1.3)
Other	1.5	1.4	(0.3)
Effective income tax rate	14.4%	15.1%	15.3%
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

The categories of assets and liabilities that have resulted in differences in the timing of the recognition of income and expense were as follows (in millions):

Deferred income tax assets:	2020	2019
Long-term:
Accrued liabilities	$22.2	$20.5
Inventory valuation	15.4	14.5
Accrued vacation	7.6	7.8
Deferred compensation and other benefit plans	39.0	30.2
Postretirement benefits other than pensions	1.8	1.8
Operating lease liabilities	29.9	33.5
Capitalization of research and development	37.1	38.8
Tax credit and net operating loss carryforward	44.2	30.2
Valuation allowance	(12.9)	(6.1)
Total deferred income tax assets	184.3	171.2
Deferred income tax liabilities:
Long-term:
Property, plant and equipment differences	16.5	16.0
Intangible amortization	139.4	133.5
Operating lease right-of-use assets	27.7	33.5
Other	3.7	5.5
Total deferred income tax liabilities	187.3	188.5
Net deferred income tax liabilities	$3.0	$17.3
We intend to reinvest indefinitely the earnings of our material foreign subsidiaries in our operations outside of the United States. The cash that the Company’s foreign subsidiaries hold for indefinite reinvestment is generally used to finance foreign operations and investments, including acquisitions. We estimate that future domestic cash generation will be sufficient to meet future domestic cash requirements. Due to the Tax Act, U.S. federal and applicable state income taxes have been accrued for the deemed repatriation. At January 3, 2021, the amount of undistributed foreign earnings was $326.8 million, for which we have not recorded a deferred tax liability of approximately $1.4 million for corporate income taxes which would be due if reinvested foreign earnings were repatriated. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that we would no longer indefinitely reinvest the earnings outside the United States.
In assessing the need for a valuation allowance, we consider all positive and negative evidence, including recent financial performance, scheduled reversals of temporary differences, projected future taxable income, availability of taxable income in carryback periods and tax planning strategies. Based on a review of such information, management believes that it is possible that some portion of deferred tax assets will not be realized as a future benefit and therefore has recorded a valuation allowance. The valuation allowance for deferred tax assets increased by $6.8 million in 2020, primarily related to deferred tax assets for which it is more likely than not that a tax benefit will not be realized by the reporting entity.
At January 3, 2021, the Company had approximately $71.5 million of net operating loss carryforward primarily from the Company’s entities in the United Kingdom, Denmark and Norway, all of which have no expiration date. The Company had foreign capital loss carryforward in the amount of $2.2 million which has no expiration date. Also the Company had aggregate Canadian federal and provincial investment tax credits of $16.3 million, which have expiration dates of 2030 to 2040. In addition, the Company had domestic federal and state net operating loss carryforward of $19.6 million and $113.2 million, respectively. Generally, federal net operating loss carryforward amounts are limited in their use by earnings of certain acquired subsidiaries, and have no expiration date and the state net operating loss carryforward amounts have expiration dates ranging from 2021 to 2040. Finally, the Company had federal research and development credit carryforward in the amount of $0.5 million which will expire between 2032 and 2035 and state tax credits of $11.7 million, of which $11.3 million have no expiration date and $0.4 million have expiration dates ranging from 2023 to 2040.

Unrecognized tax benefits (in millions):	2020	2019	2018
Beginning of year	$24.5	$25.0	$26.0
Increase in prior year tax positions (a)	5.1	4.2	2.3
Increase for tax positions taken during the current period	9.4	4.3	2.1
Reduction related to settlements with taxing authorities	(1.9)	(4.6)	(0.1)
Reduction related to lapse of the statute of limitations	(4.9)	(4.3)	(5.2)
Impact of exchange rate changes	0.1	(0.1)	(0.1)
End of year	$32.3	$24.5	$25.0
a) Includes the impact of acquisitions in all years.
The Company anticipates the total unrecognized tax benefit for various federal, state and foreign tax items may be reduced by $2.8 million due to the expiration of statutes of limitation for various federal, state and foreign tax issues in the next 12 months.
We recognized net tax benefits and expense for interest and penalties related to unrecognized tax benefits within the provision for income taxes in our statements of operations of $0.1 million of expense, $0.3 million of benefit and $0.3 million of expense, for 2020, 2019 and 2018, respectively. Interest and penalties in the amount of $1.2 million, $1.1 million and $1.7 million were recognized in the 2020, 2019 and 2018 statement of financial position, respectively. Substantially all of the unrecognized tax benefits as of January 3, 2021, if recognized, would affect our effective tax rate.
 We file income tax returns in the United States federal jurisdiction and in various states and foreign jurisdictions. The Company has substantially concluded on all U.S. federal income tax matters for all years through 2016, United Kingdom income tax matters for all years through 2019, France income tax matters for all years through 2016 and Canadian income tax matters for all years through 2012.
Note 11. Pension Plans and Postretirement Benefits
Pension Plans
Effective January 1, 2020, Teledyne restructured its domestic qualified defined benefit pension plan. The restructuring involved dividing our domestic qualified defined pension plan into two separate plans, one comprised primarily of inactive participants (the “inactive plan”) and the other comprised primarily of active participants (the “active plan”). The reorganization was made to facilitate a targeted investment strategy over time and to provide additional flexibility in evaluating opportunities to reduce risk and volatility. Actuarial gains and losses associated with the active plan will continue to be amortized over the average remaining service period of the active participants, which is approximately nine years, while the actuarial gains and losses associated with the inactive plan will be amortized over the average remaining life expectancy of the inactive participants which is approximately 17 years.
These plans cover substantially all U.S. employees hired before January 1, 2004, or approximately 10% of Teledyne’s active employees. As of January 1, 2004, new hires participate in a defined contribution plan only. The Company also has several small domestic non-qualified and foreign-based defined benefit pension plans.
In 2018, the Company’s U.S. domestic qualified pension plan purchased group annuity contracts from insurance companies and paid a total annuity premium of $17.8 million.  These annuity contracts transfer the obligation to the insurance companies to guarantee the full payment of all annuity payments to existing retired pension plan participants or their surviving beneficiaries. These annuity contracts assume all investment risk associated with the assets that were delivered as the annuity contract premiums. These annuity contracts covered 321 existing retired pension plan participants for 2018, at the time of purchase. No annuity contracts were purchased in 2020 or 2019.
The domestic qualified pension plans allow participants to elect a lump-sum payment at retirement. In 2020, 2019 and 2018, the Company made lump sum payments of $24.9 million, $17.2 million and $18.6 million, respectively, from the domestic qualified pension plan assets to certain participants in the plan. Each year beginning with 2014, the Society of Actuaries released revised mortality tables, which updated life expectancy assumptions. In consideration of these tables, each year the Company reviews the mortality assumptions used in determining our pension and post-retirement obligations.

	Domestic			Foreign
	2020	2019	2018	2020	2019	2018
Service cost - benefits earned during the period (in millions)	$9.3	$8.5	$9.8	$1.1	$0.9	$0.9

	Domestic			Foreign
Pension non-service (income)/expense (in millions):	2020	2019	2018	2020	2019	2018
Interest cost on benefit obligation	26.5	32.4	31.5	0.9	1.2	1.3
Expected return on plan assets	(56.0)	(64.8)	(70.0)	(1.1)	(1.4)	(1.7)
Amortization of prior service cost	(6.0)	(6.0)	(6.0)	0.1	0.1	(0.1)
Amortization of actuarial loss	22.5	30.6	31.1	0.3	0.3	0.4
Settlements/Curtailment	—	—	—	—	(0.5)	(0.1)
Pension non-service (income)/expense	$(13.0)	$(7.8)	$(13.4)	$0.2	$(0.3)	$(0.2)
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
The following assumptions were used to measure the net benefit income/cost within each respective year for the domestic qualified plans and the foreign plans:

Pension Plan Assumptions:	Weighted average discount rate	Weighted average increase in future compensation levels	Expected weighted-average long-term rate of return

Domestic plan - 2020	3.38% - 3.52%	2.75%	6.71% - 7.80%
Domestic plan - 2019	4.59%	2.75%	7.80%
Domestic plan - 2018	4.02%	2.75%	8.00%

Foreign plans - 2020	0.20% - 1.80%	1.00% - 2.50%	1.00% - 3.00%
Foreign plans - 2019	0.90% - 2.60%	1.00% - 2.50%	1.00% - 3.80%
Foreign plans - 2018	0.70% - 2.40%	1.00% - 2.50%	1.00% - 4.50%
For its domestic based pension plans the Company is projecting a long-term rate of return on plan assets will range from 6.71% to7.80% in 2021. For its foreign based pension plans the Company is projecting a long-term rate of return on plan assets will range from 0.80% to 2.50% in 2021.

	Domestic		Foreign
	2020	2019	2020	2019
Changes in benefit obligation (in millions):
Benefit obligation - beginning of year	$805.7	$731.7	$60.3	$52.3
Service cost - benefits earned during the year	9.3	8.5	1.1	0.9
Interest cost on projected benefit obligation	26.5	32.4	0.9	1.2
Actuarial (gain) loss	72.5	93.1	5.8	5.6
Benefits paid	(67.2)	(60.0)	(1.7)	(2.0)
Other - including foreign currency, settlements/curtailments	—	—	4.0	2.3
Benefit obligation - end of year	$846.8	$805.7	$70.4	$60.3

Accumulated benefit obligation - end of year	$842.0	$801.3	$65.3	$56.3

The key assumptions used to measure the benefit obligation at each respective year-end were:

Key assumptions:	Domestic Plans			Foreign Plans
	2020	2019	2018	2020	2019	2018
Discount rate	2.55% - 2.78%	3.41%	4.59%	0.10% - 1.20%	0.20%- 1.80%	0.90% - 2.60%
Salary growth rate	2.75%	2.75%	2.75%	1.00% - 2.50%	1.00% - 2.50%	1.00% -2.50%

	Domestic		Foreign
	2020	2019	2020	2019
Changes in plan assets (in millions):
Fair value of net plan assets - beginning of year	$835.7	$780.3	$48.0	$43.4
Actual return on plan assets	83.5	113.1	4.0	5.4
Employer contribution - other benefit plan	2.5	2.3	1.1	0.7
Foreign currency changes	—	—	3.4	0.6
Benefits paid	(67.2)	(60.0)	(1.7)	(2.0)
Other	—	—	(0.4)	(0.1)
Fair value of net plan assets - end of year	$854.5	$835.7	$54.4	$48.0

The measurement date for the Company’s pension plans is December 31.
The following tables sets forth the funded status and amounts recognized in the consolidated balance sheets at year-end 2020 and 2019 for the domestic qualified and nonqualified pension plans and the foreign-based pension plans for benefits provided to certain employees (in millions):

	Domestic		Foreign
	2020	2019	2020	2019
Funded status	$7.7	$30.0	$(16.0)	$(12.3)

Amounts recognized in the consolidated balance sheets:
Prepaid pension asset long-term	$67.9	$71.8	$—	$—
Accrued pension obligation long-term	(51.6)	(33.8)	(15.5)	(11.7)
Accrued pension obligation short-term	(2.7)	(2.7)	(0.5)	(0.6)
Other long-term liabilities	(5.9)	(5.3)	—	—
Net amount recognized	$7.7	$30.0	$(16.0)	$(12.3)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost (credit)	$(6.6)	$(30.6)	$0.8	$(0.4)
Net loss	454.2	431.7	10.6	7.8
Net amount recognized, before tax effect	$447.6	$401.1	$11.4	$7.4
Amounts for pension plans with accumulated benefit obligations in excess of fair value of plan assets are as follows (in millions):

	2020	2019
Projected benefit obligation	$300.4	$102.0
Accumulated benefit obligation	$290.8	$98.0
Fair value of plan assets	$224.3	$48.0
 At year-end 2020 and 2019 the Company had an accumulated non-cash reduction to stockholders’ equity of $347.8 million and $323.1 million, respectively, related to its pension and postretirement plans. The accumulated non-cash reductions to stockholders’ equity did not affect net income and were recorded net of accumulated deferred taxes of $110.5 million at year end 2020 and $102.5 million at year end 2019.
At January 3, 2021, the estimated amounts of the minimum liability adjustment that are expected to be recognized as components of net periodic benefit cost during 2021 for the pension plans are: net loss $26.7 million and net prior service credit $3.5 million.

Estimated future pension plan benefit payments (in millions):	Domestic	Foreign
2021	$54.9	$2.4
2022	56.4	2.3
2023	55.4	2.5
2024	54.4	2.5
2025	55.3	2.6
2026-2030	263.6	14.2
Total	$540.0	$26.5

The following table sets forth the percentage of year-end market value by asset class for the pension plans:

Market value by asset class:	Domestic Plan Assets % to Total		Foreign Plan Assets % to Total
	2020	2019	2020	2019
Equity instruments	38%	49%	52%	56%
Fixed income instruments	49	31	25	25
Alternatives and other	13	20	23	19
Total	100%	100%	100%	100%

The Company has an active management policy for the pension assets in the qualified domestic pension plan. As of January 3, 2021, the long term asset allocation target for the domestic plan consists of approximately 38% in equity instruments, approximately 51% in fixed income instruments and approximately 11% in alternatives.
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
The fair values of the Company’s net pension assets, by fair value hierarchy, for both the U.S. and foreign pension plans as of January 3, 2021, by asset category are as follows (in millions):

Asset category:(a)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (b)	$—	$55.0	$—	$55.0
Equity securities	44.6	218.9	—	263.5
U.S. government securities and futures	202.1	13.3	—	215.4
Corporate bonds	—	48.8	—	48.8
Insurance contracts related to foreign plans	—	16.9	—	16.9
Fair value of net plan assets at the end of the year	$246.7	$352.9	$—	$599.6

Investments measured at net asset value:
Alternatives				$202.9
Mutual funds (c)				16.8
Mortgage-backed securities				52.5
High yield bonds				37.1
Fair value of net plan assets at the end of the year				$309.3
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
(c) The mutual funds are invested in equity securities.

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
The Company’s contributions associated with its 401(k) plans were $13.8 million, $13.4 million and $11.9 million, for 2020, 2019 and 2018, respectively.
Postretirement Plans
The Company sponsors several postretirement defined benefit plans covering certain salaried and hourly employees. The plans provide health care and life insurance benefits for certain eligible retirees. No service cost was incurred for these plans in 2020, 2019 or 2018.

Postretirement benefits non-service expense (in millions):	2020	2019	2018
Interest cost on benefit obligation	$0.2	$0.4	$0.4
Amortization of actuarial gain	(0.2)	(0.3)	(0.3)
Postretirement benefits non-service expense	$—	$0.1	$0.1

Changes in benefit obligation (in millions):	2020	2019
Benefit obligation - beginning of year	$8.1	$8.7
Interest cost on projected benefit obligation	0.2	0.4
Actuarial loss	1.1	0.1
Benefits paid	(1.4)	(1.2)
Other	0.1	0.1
Benefit obligation - end of year	$8.1	$8.1
The measurement date for the Company’s postretirement plans is December 31.

Future postretirement plan benefit payments (in millions):
2021	$0.9
2022	0.8
2023	0.8
2024	0.7
2025	0.6
2026-2030	2.6
Total	$6.4

The following table sets forth the funded status and amounts recognized in Teledyne’s consolidated balance sheets for the postretirement plans at year-end 2020 and 2019 (in millions):

	2020	2019
Funded status:
Funded status	$(8.1)	$(8.1)
Unrecognized net gain	(0.9)	(2.2)
Accrued benefit cost	$(9.0)	$(10.3)

Amounts recognized in the consolidated balance sheets:
Accrued postretirement benefits (long-term)	$(7.2)	$(7.2)
Accrued postretirement benefits (short-term)	(0.9)	(0.9)
Accumulated other comprehensive income	(0.9)	(2.2)
Net amount recognized	$(9.0)	$(10.3)
At January 3, 2021, the amount in AOCI that has not yet been recognized as a component of net periodic benefit income for the retiree medical plans is a net gain $0.9 million and no net prior service credit. At January 3, 2021, the estimated amortization from AOCI expected to be recognized as components of net periodic benefit income during 2021 for the retiree medical plans is a net gain of $0.1 million and no net prior service cost.
 The annual assumed rate of increase in the per capita cost of covered benefits (the health care cost trend rate) for health care plans is 6.25% in 2021 and was assumed to decrease to 5.0% by the year 2027 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point increase in the assumed health care cost trend rates would result in an increase in the annual service and interest costs by less than $0.1 million for 2020 and would result in an increase in the postretirement benefit obligation by $0.2 million at January 3, 2021. A one percentage point decrease in the assumed health care cost trend rates would result in a decrease in the annual service and interest costs by less than $0.1 million for 2020 and would result in a decrease in the postretirement benefit obligation by $0.2 million at January 3, 2021.
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
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID-19, in 2020, the Company took actions to reduce headcount by 9.8% across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. At January 3, 2021, $2.1 million remains to be paid related to these actions.
The following pre-tax charges were incurred related to severance and facility consolidations (in millions):

	2020	2019	2018
Instrumentation	$5.9	$1.5	$5.6
Digital Imaging	2.9	1.1	0.7
Aerospace and Defense Electronics	11.1	0.5	1.3
Engineered Systems	0.5	0.1	0.2
Corporate	0.4	—	—
Total	$20.8	$3.2	$7.8
Information on the Company’s business segments was as follows (in millions):

Net sales:	2020	2019	2018
Instrumentation	$1,094.5	$1,105.1	$1,021.2
Digital Imaging	986.0	992.9	875.3
Aerospace and Defense Electronics	589.4	690.1	640.2
Engineered Systems	416.3	375.5	365.1
Total net sales	$3,086.2	$3,163.6	$2,901.8

Operating income:	2020	2019	2018
Instrumentation	$213.2	$200.4	$147.4
Digital Imaging	192.8	176.5	155.5
Aerospace and Defense Electronics	80.8	143.4	131.8
Engineered Systems	50.1	36.5	37.9
Corporate expense	(56.8)	(65.1)	(56.0)
Total operating income	$480.1	$491.7	$416.6

Depreciation and amortization:	2020	2019	2018
Instrumentation	$38.3	$35.9	$37.0
Digital Imaging	49.2	48.5	50.8
Aerospace and Defense Electronics	13.7	14.3	13.8
Engineered Systems	9.2	6.0	4.3
Corporate	5.8	7.2	7.1
Total depreciation and amortization	$116.2	$111.9	$113.0

Capital expenditures:	2020	2019	2018
Instrumentation	$18.0	$18.9	$14.8
Digital Imaging	33.4	45.2	35.8
Aerospace and Defense Electronics	10.4	19.0	18.7
Engineered Systems	7.5	3.6	13.6
Corporate	2.1	1.7	3.9
Total capital expenditures	$71.4	$88.4	$86.8

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, pension assets and other assets.

Identifiable assets:	2020	2019	2018
Instrumentation	$1,676.2	$1,680.2	$1,392.7
Digital Imaging	2,000.8	1,874.6	1,577.5
Aerospace and Defense Electronics	567.6	618.3	509.9
Engineered Systems	175.1	143.4	151.5
Corporate	665.1	263.3	177.7
Total identifiable assets	$5,084.8	$4,579.8	$3,809.3

Information on the Company’s sales by country of origin and long-lived assets by major geographic area was as follows (in millions):

Sales by country of origin:	2020	2019	2018
United States	$2,078.7	$2,179.6	$2,044.9
Canada	333.7	301.0	294.8
United Kingdom	237.5	251.7	178.8
The Netherlands	105.5	134.2	105.3
All other countries	330.8	297.1	278.0
Total sales	$3,086.2	$3,163.6	$2,901.8

Long-lived assets:	2020	2019	2018
United States	$1,707.0	$1,839.4	$1,402.3
Canada	372.9	355.0	264.6
United Kingdom	539.5	492.2	414.9
France	505.1	367.1	353.8
All other countries	201.7	195.6	246.7
Total long-lived assets	$3,326.2	$3,249.3	$2,682.3
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
The tables below provide a summary of the sales by product line for the Instrumentation segment (in millions):

Instrumentation:	2020	2019	2018
Environmental Instrumentation	$411.3	$391.4	$339.6
Marine Instrumentation	426.3	450.2	433.0
Test and Measurement Instrumentation	256.9	263.5	248.6
Total	$1,094.5	$1,105.1	$1,021.2
Sales to the U.S. Government included sales to the U.S. Department of Defense of $578.4 million in 2020, $545.5 million in 2019, and $494.9 million in 2018. Total sales to international customers were $1,385.3 million in 2020, $1,391.6 million in 2019, and $1,353.7 million in 2018. Of these amounts, sales by operations in the United States to customers in other countries were $546.8 million in 2020, $638.0 million in 2019, and $600.5 million in 2018. There were no sales to individual countries outside of the United States in excess of 10 percent of the Company’s sales. Sales between business segments generally were priced at prevailing market prices and were $23.4 million, $30.3 million and $23.4 million for 2020, 2019 and 2018, respectively.
We also disaggregate our revenue from contracts with customers by customer type, contract-type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	Fiscal Year Ended January 3, 2021			Fiscal Year Ended December 29, 2019			Fiscal Year Ended December 30, 2018
	Customer Type			Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$80.6	$1,013.9	$1,094.5	$80.4	$1,024.7	$1,105.1	$68.3	$952.9	$1,021.2
Digital Imaging	120.9	865.1	986.0	107.4	885.5	992.9	90.5	784.8	875.3
Aerospace and Defense Electronics	229.9	359.5	589.4	225.3	464.8	690.1	177.2	463.0	640.2
Engineered Systems	386.8	29.5	416.3	338.9	36.6	375.5	319.3	45.8	365.1
Total	$818.2	$2,268.0	$3,086.2	$752.0	$2,411.6	$3,163.6	$655.3	$2,246.5	$2,901.8
a) Includes sales as a prime contractor or subcontractor.

	Fiscal Year Ended January 3, 2021			Fiscal Year Ended December 29, 2019			Fiscal Year Ended December 30, 2018
	Contract Type			Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$1,081.6	$12.9	$1,094.5	$1,094.4	$10.7	$1,105.1	$1,001.0	$20.2	$1,021.2
Digital Imaging	883.5	102.5	986.0	903.1	89.8	992.9	795.5	79.8	875.3
Aerospace and Defense Electronics	588.8	0.6	589.4	687.8	2.3	690.1	637.4	2.8	640.2
Engineered Systems	219.0	197.3	416.3	168.9	206.6	375.5	165.8	199.3	365.1
Total	$2,772.9	$313.3	$3,086.2	$2,854.2	$309.4	$3,163.6	$2,599.7	$302.1	$2,901.8

	Fiscal Year Ended January 3, 2021				Fiscal Year Ended December 29, 2019				Fiscal Year Ended December 30, 2018
	Geographic Region (a)				Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$844.4	$204.4	$45.7	$1,094.5	$899.7	$164.8	$40.6	$1,105.1	$835.0	$134.6	$51.6	$1,021.2
Digital Imaging	309.3	272.9	403.8	986.0	316.1	299.4	377.4	992.9	239.3	270.2	365.8	875.3
Aerospace and Defense Electronics	508.7	80.1	0.6	589.4	588.3	100.8	1.0	690.1	605.5	32.5	2.2	640.2
Engineered Systems	416.3	—	—	416.3	375.5	—	—	375.5	365.1	—	—	365.1
Total	$2,078.7	$557.4	$450.1	$3,086.2	$2,179.6	$565.0	$419.0	$3,163.6	$2,044.9	$437.3	$419.6	$2,901.8
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
Operating lease right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term and use an implicit rate when readily available. Since most of our leases do not provide an implicit rate, we use the incremental borrowing rate to determine the present value of lease payments. The rate will take into consideration the underlying asset’s economic environment, including the length of the lease term and currency that the lease is payable in. Our lease agreements may include options to extend the lease term at either a fixed cost, fixed increase or market value adjustment. We evaluate the likelihood of exercising each renewal option based on many factors, including the length of the renewal option and the future new lease cost, if known, or the estimated future new lease cost if it is not a fixed amount and will include those renewal options that are reasonably certain to be exercised for purposes of calculating the lease liability and corresponding right-of-use asset. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Operating Leases
Teledyne has approximately 115 long-term operating lease agreements for manufacturing facilities and office space. These agreements frequently include one or more renewal options and may require the Company to pay for non-lease components such as utilities, taxes, insurance and maintenance expense. We account for lease and non-lease components as a single lease component when the payments are fixed. Variable payments included in the lease agreement are expensed as incurred. No lease agreement imposes a restriction on the Company’s ability to engage in financing transactions or enter into further lease agreements. At January 3, 2021, Teledyne has right-of-use assets of $123.4 million included in other long-term other assets on the balance sheet.
At January 3, 2021, future minimum lease payments for operating leases with non-cancelable terms of more than one year were as follows (in millions):

Operating lease commitments:
2021	$23.8
2022	22.4
2023	19.2
2024	17.0
2025	15.5
Thereafter	66.0
Total minimum lease payments	163.9
Less:
Imputed interest	(26.2)
Current portion (included in other current liabilities)	(21.2)
Present value of minimum lease payments, net of current portion	$116.5
The weighted average remaining lease term for operating leases is approximately 9 years and the weighted average discount rate is approximately 4.00% Rental expense under operating leases, including leases with a term of 12 months or less, net of immaterial sublease income, was $29.4 million in 2020, $26.5 million in 2019 and $30.7 million in 2018. Cash paid for amounts included in the measurement of lease liabilities was $27.8 million for 2020 and $24.7 million for 2019.
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

At January 3, 2021, the Company’s reserves for environmental remediation obligations totaled $6.5 million, of which $1.5 million is included in current accrued liabilities with the remainder included in long-term accrued liabilities. The Company periodically evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years, and will complete remediation of all sites with which it has been identified in up to thirty years.
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
Note 15. Subsequent Events
On January 4, 2021, the first day of the 2021 fiscal year, Teledyne and FLIR entered into a definitive agreement under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implies a total purchase price of $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020. The transaction is expected to close in the middle of 2021 subject to the receipt of required regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, approvals of Teledyne and FLIR stockholders and other customary closing conditions.
FLIR Systems, Inc. designs, develops, manufactures, markets, and distributes technologies that enhance perception and awareness. FLIR provides innovative sensing solutions through thermal imaging, visible-light imaging, video analytics, measurement and diagnostic, and advanced threat detection systems. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR, headquartered in Wilsonville, Oregon, will be part of the Digital Imaging segment.
As part of the pending acquisition of FLIR, Teledyne has arranged a $4.5 billion 364-day credit commitment to support funding of the transaction. Teledyne expects to fund the acquisition with a combination of equity, cash on hand and permanent debt financing, including a combination of senior notes and bank term loans.

Note 16. Quarterly Financial Data (Unaudited)

Fiscal Year 2020 (a) (in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$784.6	$743.3	$749.0	$809.3
Costs and expenses
Cost of sales	492.6	460.6	458.5	493.6
Selling, general and administrative expenses	188.0	172.9	168.0	171.9
Total costs and expenses	680.6	633.5	626.5	665.5
Operating income	104.0	109.8	122.5	143.8
Interest and debt expense, net	(4.1)	(3.7)	(4.1)	(3.4)
Non-service retirement benefit income	2.5	3.2	3.2	3.2
Other expense, net	(1.4)	(1.4)	(1.9)	(2.5)
Income before income taxes	101.0	107.9	119.7	141.1
Provision for income taxes (b)	18.8	14.2	25.8	9.0
Net income	$82.2	$93.7	$93.9	$132.1

Basic earnings per common share	$2.25	$2.55	$2.55	$3.58

Diluted earnings per common share	$2.17	$2.48	$2.48	$3.48
a) Fiscal year 2020 was a 53-week fiscal-year, each quarter contained 13 weeks except the fourth quarter which contained 14 weeks..
b) Includes $4.2 million in net discrete income tax benefits in the first quarter, $10.4 million in net discrete income tax benefits in the second quarter, $1.2 million in net discrete income tax benefits the third quarter and $18.8 million in net discrete income tax benefits in the fourth quarter.

Fiscal Year 2020 (in millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales:
Instrumentation	$285.1	$263.1	$263.5	$282.8
Digital Imaging	246.7	237.6	239.7	262.0
Aerospace and Defense Electronics	156.3	143.1	144.8	145.2
Engineered Systems	96.5	99.5	101.0	119.3
Total net sales	$784.6	$743.3	$749.0	$809.3

Operating income:
Instrumentation	$50.8	$48.5	$50.7	$63.2
Digital Imaging	43.8	46.8	45.5	56.7
Aerospace and Defense Electronics	13.4	17.5	26.7	23.2
Engineered Systems	11.4	10.8	12.5	15.4
Corporate expense	(15.4)	(13.8)	(12.9)	(14.7)
Total operating income	$104.0	$109.8	$122.5	$143.8

Fiscal Year 2019 (a) (in millions, except per-share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net Sales	$745.2	$782.0	$802.2	$834.2
Costs and expenses
Cost of sales	463.9	463.6	487.7	505.1
Selling, general and administrative expenses	184.0	186.5	185.8	195.3
Total costs and expenses	647.9	650.1	673.5	700.4
Operating income	97.3	131.9	128.7	133.8
Interest and debt expense, net	(5.4)	(5.4)	(5.5)	(4.7)
Non-service retirement benefit income	2.2	2.0	1.9	1.9
Other expense, net	(1.2)	(0.6)	(1.7)	(1.5)
Income before income taxes	92.9	127.9	123.4	129.5
Provision for income taxes (b)	17.6	23.3	16.7	13.8
Net income	$75.3	$104.6	$106.7	$115.7

Basic earnings per common share	$2.09	$2.89	$2.93	$3.17

Diluted earnings per common share	$2.02	$2.80	$2.84	$3.06
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

Schedule II VALUATION AND QUALIFYING ACCOUNTS
Schedule II
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended January 3, 2021, December 29, 2019 and December 30, 2018
(In millions)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Acquisitions	Deductions and other (a)	Balance at end of period
Fiscal Year 2020
Allowance for doubtful accounts	$10.2	4.1	—	(2.0)	$12.3
Environmental reserves	$6.0	1.1	—	(0.6)	$6.5

Fiscal Year 2019
Allowance for doubtful accounts	$6.7	1.3	2.3	(0.1)	$10.2
Environmental reserves	$6.0	0.6	—	(0.6)	$6.0

Fiscal Year 2018
Allowance for doubtful accounts	$10.3	0.6	—	(4.2)	$6.7
Environmental reserves	$5.1	1.6	—	(0.7)	$6.0

(a) Represents payments except the amounts for allowance for doubtful accounts primarily represents uncollectible accounts written-off, net of recoveries.

Item 16. Form 10-K Summary

None

EXHIBIT INDEX

Exhibit No.	Description

2.1
Separation and Distribution Agreement dated as of November 29, 1999 by and among Allegheny Teledyne Incorporated, TDY Holdings, LLC, Teledyne Industries, Inc. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated as of November 29, 1999 (File No. 1-15295))

2.2
Agreement and Plan of Merger, dated as of January 4, 2021, by and among Teledyne Technologies Incorporated, Firework Merger Sub I, Inc., Firework Merger Sub II, LLC and FLIR Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 2, 2021 File No. 1-15295))

3.1
Restated Certificate of Incorporation of Teledyne Technologies Incorporated (including Certificate of Designation of Series A Junior Participating Preferred Stock) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2000 (File No. 1-15295))

3.2	Second Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 2, 2021 (File No. 1-15295))

4.1	Description of the Registrant's Securities (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019 File No. 1-15295))

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

10.13
Standing resolutions of the Nominating and Governance Committee related to non-employee director compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.14
Administrative Rules of the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan Related to Non-Employee Director Restricted Stock Unit Awards and Fees (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 26, 2017).†

10.15
Administrative Rules for the Restricted Stock Award Program under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.16
Form of Restricted Stock Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.17
Form of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 23, 2018)†

10.18
Terms and Conditions of Stock Option Award Agreement under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan for grants made after 2018 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2019 File No. 1-15295))†

10.19
Summary Plan Description for the Performance Share Plan 2018-2020 Cycle under the Amended and Restated Teledyne Technologies Incorporated 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated January 23, 2018)†

10.20	Performance Plan Summary Plan Description (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 26, 2021 File No. 1-15295))†

10.21
Sixth Amended and Restated Employment Agreement, by and between Teledyne Technologies Incorporated and Robert Mehrabian, dated as of October 23, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2018) (File No. 1-15295)†

10.22
Amendment No. 1 to Sixth Amended and Restated Employment Agreement dated as of January 26, 2021, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 26, 2021 File No. 1-15295))†

10.23
Employment Agreement, by and between Teledyne Technologies Incorporated and Aldo Pichelli, dated as of October 23, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2018) (File No. 1-15295)†

10.24	Amendment No. 1 to Employment Agreement dated as of January 26, 2021, by and between Teledyne Technologies Incorporated and Aldo Pichelli*†

10.25
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.26
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Al Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 31, 2011 (File No. 1-15295))†

10.27
Amended and Restated change in Control Severance Agreement dated January 31, 2011, by and between Teledyne Technologies Incorporated and Susan L. Main (incorporated by reference to Exhibit 10.12 to Company’s Annual Report on Form 10-K for the fiscal years ended December 29, 2013 (File No. 1-15295))†

10.28
Amended and Restated Change in Controls Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Jason Vanwees (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the fiscal year end January 3, 2016(File No. 1-15295)†

10.29
Amended and Restated Change in Control Severance Agreement, dated as of January 31, 2011, by and between Teledyne Technologies Incorporated and Melanie Cibik (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year end December 29, 2013 (File No. 1-15295))†

10.30
Teledyne Technologies Incorporated Executive Deferred Compensation Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2008)(File No. 1-15295)†

10.31
Teledyne Technologies Incorporated Pension Equalization/Benefit Restoration Plan, as originally effective as of November 29, 1999, as amended and restated effective December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2008(File No. 1-15295))†

10.32
Teledyne Technologies Pension Equalization/Benefit Restoration Plan - Resolutions of the Plan Administration Committee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 31, 2014 (File No. 1-15295))†

10.33
Amended and Restated Credit Agreement, dated as of March 1, 2013, by and among Teledyne Technologies Incorporated (Teledyne), certain subsidiaries of Teledyne as Designated Borrowers, certain subsidiaries of Teledyne as Guarantors, the Lender parties thereto and Bank of America, N.A. as Administrative Agent, Swing-Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2013) (File No. 1-15295))

10.34
First Amendment to Amended and Restated Credit Agreement, dated as of December 4, 2015,(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 4, 2018 (File No. I-15295)

10.35
Second Amendment, dated as of January 17, 2017, to Amended and Restated Credit Agreement, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 17, 2017 (File No. 1-15295)

10.36	Third Amendment, dated as of March 17, 2017, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 17, 2017)
10.37	Fourth Amendment, dated as of March 15, 2019, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2019)

10.38	Fifth Amendment, dated as of October 30, 2019, to Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 30, 2019)

10.39
Sixth Amendment to Amended and Restated Credit Agreement dated as of January 19, 2021, by and among Teledyne Technologies Incorporated, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 19, 2021 File No. 1-15295))

10.40
Note Purchase Agreement, dated September 23, 2014, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2014 (File No. 1-15295))

10.41
Amendment to Note Purchase Agreement, dated as of April 18, 2017, between Teledyne Technologies Incorporated and the noteholders under that certain Note Purchase Agreement dated as of August 27, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.42
Note Purchase Agreement, dated August 27, 2015, by and among Teledyne Technologies Incorporated and the Purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2015) (File No. 1-15295))

10.43
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

10.45
First Amendment to Amended and Restated Term Loan Credit Agreement dated as of January 19, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the several banks and other financial institutions from time to time parties thereto as lenders and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2021 File No. 1-15295))

10.46
Note Purchase and Guaranty Agreement, dated as of April 18, 2017, by and among Teledyne Technologies Incorporated, Teledyne Netherlands B.V. and the purchasers identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.44
Guaranty Agreement to Note Purchase Agreement, dated as of April 18, 2017, made by the Subsidiary Guarantors (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 18, 2017).

10.48
Bridge Facility Commitment Letter, dated January 4, 2021, by and among BofA Securities, Inc., Bank of America, N.A. and Teledyne Technologies Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 2, 2021 File No. 1-15295))

10.49
Form of Indemnification Agreement executed by each of the Company’s directors and named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 22, 2009 (File No. 1-15295))†

14.1	Teledyne Technologies Incorporated Global Code of Ethical Conduct - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.pdf
14.2	Code of Ethics for Financial Professionals - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
14.3	Directors, Code of Business Conduct and Ethics - this code of ethics may be accessed via the Company’s website at www.teledyne.com/aboutus/ethics.asp
21	Subsidiaries of Teledyne Technologies Incorporated*
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm *
24.1	Power of Attorney - Directors*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

**	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language) for the year ended January 3, 2021: (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Shareholders’ Equity, (iv) the Consolidated Statement of Comprehensive Income (Loss), (v) the Consolidated Statement of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Schedule of Valuation and Qualifying Accounts.

†	Denotes management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 25, 2021.

Teledyne Technologies Incorporated (Registrant)

By:	/s/ Aldo Pichelli
Aldo Pichelli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	/s/ Aldo Pichelli	President and Chief Executive Officer
	Aldo Pichelli	Chief Executive Officer (Principal Executive Officer)	February 25, 2021

	/s/ Susan L. Main	Senior Vice President and
	Susan L. Main	Chief Financial Officer (Principal Financial Officer)	February 25, 2021

	/s/ Cynthia Belak	Vice President and
	Cynthia Belak	Controller (Principal Accounting Officer)	February 25, 2021

	/s/ Robert Mehrabian	Executive Chairman and Director
	Robert Mehrabian		February 25, 2021

	*	Director	February 25, 2021
Roxanne S. Austin

	*	Director	February 25, 2021
Denise R. Cade

	*	Director	February 25, 2021
Charles Crocker

	*	Director	February 25, 2021
Kenneth C. Dahlberg

	*	Director	February 25, 2021
Michelle A. Kumbier

	*	Director	February 25, 2021
Simon M. Lorne

	*	Director	February 25, 2021
Robert A. Malone

	*	Director	February 25, 2021
Wesley W. von Schack

	*	Director	February 25, 2021
Jane C. Sherburne

	*	Director	February 25, 2021
Michael T. Smith

*By:	/s/ Melanie S. Cibik
Melanie S. Cibik Pursuant to Power of Attorney filed as Exhibit 24.1