Form 10-Q
period 2021-04-04
TELEDYNE TECHNOLOGIES INC
filed 2021-04-30
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes  ☐    No  ☒
There were 37,067,616 shares of common stock, $.01 par value per share, outstanding as of April 27, 2021.

TELEDYNE TECHNOLOGIES INCORPORATED

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE FIRST QUARTER ENDED APRIL 4, 2021 AND MARCH 29, 2020
(Unaudited - Amounts in millions, except per-share amounts)

	First Quarter
	2021	2020
Net sales	$805.7	$784.6
Costs and expenses
Cost of sales	492.5	492.6
Selling, general and administrative expenses	178.0	188.0
Total costs and expenses	670.5	680.6
Operating income	135.2	104.0
Interest and debt expense, net	(35.7)	(4.1)
Non-service retirement benefit income	2.8	2.5
Other expense, net	(1.0)	(1.4)
Income before income taxes	101.3	101.0
Provision for income taxes	16.6	18.8
Net income	$84.7	$82.2

Basic earnings per common share	$2.29	$2.25
Weighted average common shares outstanding	37.0	36.6

Diluted earnings per common share	$2.23	$2.17
Weighted average diluted common shares outstanding	38.0	37.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE FIRST QUARTER ENDED APRIL 4, 2021 AND MARCH 29, 2020
(Unaudited - Amounts in millions)

	First Quarter
	2021	2020
Net income	$84.7	$82.2
Other comprehensive income (loss):
Foreign exchange translation adjustment	1.0	(61.3)
Hedge activity, net of tax	(0.1)	(5.9)
Pension and postretirement benefit adjustments, net of tax	4.3	3.5
Other comprehensive income (loss)	5.2	(63.7)
Comprehensive income	$89.9	$18.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	April 4, 2021	January 3, 2021
Assets
Current Assets
Cash and cash equivalents	$3,234.2	$673.1
Accounts receivable, net	435.5	402.0
Unbilled receivables, net	203.7	222.1
Inventories, net	328.0	347.3
Prepaid expenses and other current assets	79.2	78.1
Total current assets	4,280.6	1,722.6
Property, plant and equipment, net of accumulated depreciation and amortization of $684.7 at April 4, 2021 and $673.4 at January 3, 2021	484.7	489.3
Goodwill	2,140.1	2,150.0
Acquired intangibles, net	397.1	409.7
Prepaid pension assets	74.3	67.9
Operating lease right-of-use assets	119.4	123.4
Other assets, net	122.2	121.9
Total Assets	$7,618.4	$5,084.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$249.9	$229.1
Accrued liabilities	402.5	434.2
Current portion of long-term debt and other debt	—	97.6
Total current liabilities	652.4	760.9
Long-term debt, net of current portion	3,243.3	680.9
Long-term operating lease liabilities	111.9	116.5
Other long-term liabilities	274.5	297.9
Total Liabilities	4,282.1	1,856.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 37,697,865 at April 4, 2021 and January 3, 2021; outstanding shares: 37,060,838 at April 4, 2021 and 36,951,607 at January 3, 2021	0.4	0.4
Additional paid-in capital	398.4	389.9
Retained earnings	3,412.6	3,327.9
Treasury stock, 637,027 shares at April 4, 2021 and 746,258 shares at January 3, 2021	(50.2)	(59.5)
Accumulated other comprehensive loss	(424.9)	(430.1)
Total Stockholders’ Equity	3,336.3	3,228.6
Total Liabilities and Stockholders’ Equity	$7,618.4	$5,084.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
Net income	—	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Treasury stock issued	—	(9.3)	9.3	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	10.8	—	—	—	10.8
Balance, April 4, 2021	$0.4	$398.4	$(50.2)	$3,412.6	$(424.9)	$3,336.3

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2019	$0.4	$360.5	$(96.4)	$2,926.0	$(475.8)	$2,714.7
Net income	—	—	—	82.2	—	82.2
Other comprehensive income, net of tax	—	—	—	—	(63.7)	(63.7)
Treasury stock issued	—	(9.4)	9.4	—	—	—
Stock-based compensation	—	9.6	—	—	—	9.6
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, March 29, 2020	$0.4	$370.9	$(87.0)	$3,008.2	$(539.5)	$2,753.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 4, 2021 AND MARCH 29, 2020
(Unaudited - Amounts in millions)

	Three Months
	2021	2020
Operating Activities
Net income	$84.7	$82.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.3	29.3
Stock-based compensation	7.0	9.6
Bridge financing and debt extinguishment expense	30.5	—
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(17.2)	(14.6)
Inventories	17.8	(16.4)
Accounts payable	24.3	(1.0)
Deferred and income taxes receivable/payable, net	(4.1)	9.1
Prepaid expenses and other assets	(0.1)	10.0
Accrued expenses and other liabilities	(50.2)	(34.6)
Other operating, net	2.9	2.8
Net cash provided by operating activities	124.9	76.4
Investing Activities
Purchases of property, plant and equipment	(17.6)	(20.2)
Purchase of businesses, net of cash acquired	—	(28.9)
Net cash used in investing activities	(17.6)	(49.1)
Financing Activities
Net proceeds from fixed rate notes	2,975.8	—
Net payments on other debt	(496.5)	(0.3)
Proceeds from exercise of stock options	10.8	10.2
Payments for bridge financing and debt extinguishment	(30.5)	—
Other financing, net	(5.6)	—
Net cash provided by financing activities	2,454.0	9.9
Effect of exchange rate changes on cash	(0.2)	(5.3)
Change in cash and cash equivalents	2,561.1	31.9
Cash and cash equivalents—beginning of period	673.1	199.5
Cash and cash equivalents—end of period	$3,234.2	$231.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
April 4, 2021

Note 1. General
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared by Teledyne Technologies Incorporated (“Teledyne” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in notes to consolidated financial statements have been condensed or omitted pursuant to such rules and regulations, but resultant disclosures are in accordance with generally accepted accounting principles in the United States (“GAAP”) as they apply to interim reporting. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes in Teledyne’s Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (“2020 Form 10-K”).
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of April 4, 2021 and the consolidated results of operations, consolidated comprehensive income and the consolidated cash flows for the three months then ended. The results of operations and cash flows for the period ended April 4, 2021 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation.
Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. Cash equivalents totaled $3,065.8 million at April 4, 2021 and $471.0 million at January 3, 2021.
Note 2. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the first quarter ended April 4, 2021 and March 29, 2020 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income before reclassifications	1.0	9.5	—	10.5
Amounts reclassified from AOCI	—	(9.6)	4.3	(5.3)
Net other comprehensive income (loss)	1.0	(0.1)	4.3	5.2
Balance as of April 4, 2021	$(83.6)	$2.2	$(343.5)	$(424.9)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2019	$(150.4)	$(2.3)	$(323.1)	$(475.8)
Other comprehensive loss before reclassifications	(61.3)	(3.6)	—	(64.9)
Amounts reclassified from AOCI	—	(2.3)	3.5	1.2
Net other comprehensive income (loss)	(61.3)	(5.9)	3.5	(63.7)
Balance as of March 29, 2020	$(211.7)	$(8.2)	$(319.6)	$(539.5)

The reclassifications out of AOCI to net income for the first quarter ended April 4, 2021 and March 29, 2020 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	April 4, 2021	March 29, 2020	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(12.9)	$(3.1)	See Note 4
Income tax impact	3.3	0.8	Provision for income taxes
Total	$(9.6)	$(2.3)

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.9)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	6.6	6.0	Costs and expenses
Total before tax	5.7	4.5
Income tax impact	(1.4)	(1.0)	Provision for income taxes
Total	$4.3	$3.5

Note 3. Business Combinations, Goodwill and Acquired Intangible Assets
Pending Acquisition of FLIR Systems, Inc.
On January 4, 2021, Teledyne and FLIR Systems, Inc. (“FLIR”) entered into a definitive agreement under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implied a total purchase price of $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020. The transaction is expected to close on May 14, 2021 subject to the receipt of required remaining regulatory approvals, including approvals of Teledyne and FLIR stockholders and other customary closing conditions. In the first quarter of 2021, Teledyne completed various financing activities related to the pending acquisition of FLIR. See Note 10 to these Notes to Condensed Consolidated Financial Statements for information regarding financing activities undertaken in connection with the pending acquisition.
Acquisition of the OakGate Technology, Inc.
On January 5, 2020, we acquired OakGate Technology, Inc. (“OakGate”) for $28.5 million in cash, net of cash acquired. Based in Loomis, California, OakGate provides software and hardware designed to test electronic data storage devices from development through manufacturing and end-use applications. OakGate is part of the Test and Measurement product line of the Instrumentation segment. Teledyne funded the acquisition with cash on hand. The results of the OakGate acquisition have been included in Teledyne’s results since the date of the acquisition. Goodwill resulting from the acquisition of OakGate is not deductible for tax purposes.
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $2,140.1 million at April 4, 2021 and $2,150.0 million at January 3, 2021. The decrease in the balance of goodwill in 2021 primarily related to exchange rate changes during the period. Teledyne’s net acquired intangible assets were $397.1 million at April 4, 2021 and $409.7 million at January 3, 2021. The decrease in the balance of net acquired intangible assets resulted from amortization of acquired intangible assets and exchange rate changes. The Company completed the process of specifically identifying the amount assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the OakGate acquisition.
Note 4. Derivative Instruments
Teledyne transacts business in various foreign currencies and has international sales and expenses denominated in foreign currencies, subjecting the Company to foreign currency risk. The Company’s primary foreign currency risk management objective is to protect the U.S. dollar value of future cash flows and minimize the volatility of reported earnings. The Company utilizes foreign currency forward contracts to reduce the volatility of cash flows primarily related to forecasted revenues and expenses denominated in Canadian dollars for our Canadian companies, and in British pounds for our UK companies. These contracts are designated and qualify as cash flow hedges. The Company has also converted U.S. dollar denominated, variable rate and fixed rate obligations into euro fixed rate obligations using a receive float, pay fixed cross currency swap, and a receive fixed, pay fixed cross currency swap. These cross currency swaps are designated as cash flow hedges. In addition the Company has converted domestic U.S. variable rate debt to fixed rate debt using a receive variable, pay fixed interest rate swap. The interest rate swap is also designated as a cash flow hedge.
The effectiveness of the cash flow hedge forward contracts, is assessed prospectively and retrospectively using regression analysis, as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $4.8 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $1.4 million.
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
As of April 4, 2021, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $130.2 million. These foreign currency forward contracts have maturities ranging from June 2021 to May 2022. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $19.3 million. These foreign currency forward contracts have maturities ranging from June 2021 to May 2022. The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and matures in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the first quarter ended April 4, 2021 and March 29, 2020 was as follows (in millions):

	First Quarter
	2021	2020
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$12.5	$(0.6)
Net gain (loss) reclassified from AOCI into COS - Foreign Exchange Contracts (a)	$3.2	$(0.1)
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$0.1	$(4.0)
Net gain reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$10.0	$1.7
Net gain reclassified from AOCI into interest expense - Foreign Exchange Contracts	$0.9	1.5
Net gain (loss) reclassified from AOCI into interest expense - Interest Rate Contracts	$(0.4)	$0.1
a)    Effective portion, pre-tax
b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap
c)     Amount excluded from effectiveness testing
Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of April 4, 2021, Teledyne had non-designated foreign currency contracts, of this type in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$121.7	U.S. Dollars	US$	95.6
Canadian Dollars		$19.1	Euros		€12.6
Great Britain Pounds		£19.7	U.S. Dollars	US$	27.3
Euros		€44.8	U.S. Dollars	US$	53.6
Danish Krone	DKR	330.6	U.S. Dollars	US$	53.3
Great Britain Pounds		£5.6	Euros		€6.5
The preceding table includes non-designated hedges derived from terms contained in triggered or previously designated cash flow hedges. The gains and losses on these derivatives which are not designated as hedging instruments are intended to, at a minimum, partially offset the transaction gains and losses recognized in earnings. Teledyne does not use foreign currency forward contracts for speculative or trading purposes.

The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the first quarter ended April 4, 2021 was expense of $0.2 million. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the first quarter ended March 29, 2020 was expense of $10.4 million. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
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
The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	April 4, 2021	January 3, 2021
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other assets	$6.5	$7.3
Cash flow cross currency swap	Other current assets	3.3	3.3
Cash flow cross currency swap	Other current assets (accrued interest)	0.1	0.1
Cash flow cross currency swap	Other non-current liabilities	(18.4)	(29.2)
Interest rate contracts	Other non-current liabilities	(1.2)	(1.8)
Interest rate contracts	Other current liabilities	(1.5)	(1.5)
Interest rate contracts	Other current liabilities (accrued interest)	(0.1)	—
Total derivatives designated as hedging instruments		(11.3)	(21.8)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	3.3	6.7
Non-designated forward contracts	Accrued liabilities	(3.3)	(1.2)
Total derivatives not designated as hedging instruments		—	5.5
Total derivatives, net		$(11.3)	$(16.3)

Note 5. Earnings Per Share
For the first quarter of 2021, no stock options were excluded in the computation of diluted earnings per share. For the first quarter of 2020, 246,453 stock options were excluded in the computation of earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock price during the period. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	First Quarter
	2021	2020
Weighted average basic common shares outstanding	37.0	36.6
Effect of dilutive securities (primarily stock options)	1.0	1.2
Weighted average diluted common shares outstanding	38.0	37.8

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.
Stock Incentive Plan
Stock option compensation expense was $4.2 million for the first quarter of 2021 and was $7.4 million for the first quarter of 2020. Employee stock option grants are charged to expense evenly over the three year vesting period except for stock options granted after 2018 to Teledyne’s Executive Chairman and Teledyne’s President and Chief Executive Officer which are expensed immediately. For 2021, the Company currently expects approximately $20.8 million in stock option compensation expense based on stock options outstanding and stock options expected to be granted in the third quarter of 2021. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.
Stock option transactions for the first quarter of 2021 are summarized as follows:

	2021
	First Quarter
	Shares	Weighted Average Exercise Price
Beginning balance	1,819,147	$170.10
Exercised	(90,110)	$118.66
Canceled	(7,248)	$302.75
Ending balance	1,721,789	$172.23
Exercisable at end of period	1,450,880	$146.14

Performance Share Plan and Restricted Stock Award Program
In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Under the plan and based on actual performance, Teledyne issued 9,588 shares of its common stock in the first quarter 2021. A total of 35,033 shares remain to be issued in two equal installments in 2022 and 2023.
The following table shows the restricted stock activity for the first three months of 2021:

	Shares	Weighted average fair value per share
Balance, January 3, 2021	43,405	$228.80
Granted	10,227	$334.92
Vested	(15,423)	$176.64
Forfeited/Canceled	(394)	$176.64
Balance, April 4, 2021	37,815	$279.31

Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are valued under the FIFO method, LIFO method or average cost method. Inventories at cost determined on the average cost or the FIFO methods were $303.5 million at April 4, 2021 and $324.8 million at January 3, 2021. The remainder of the inventories using the LIFO method is $31.2 million at April 4, 2021 and $29.2 million at January 3, 2021. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	April 4, 2021	January 3, 2021
Raw materials and supplies	$219.6	$231.0
Work in process	61.1	60.5
Finished goods	54.0	62.5
	334.7	354.0
Reduction to LIFO cost basis	(6.7)	(6.7)
Total inventories, net	$328.0	$347.3

Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2021 was approximately $7.7 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first three months of 2020 was approximately $4.4 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue, and, to a lesser degree, cost of sales. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the Condensed Consolidated Balance Sheet, which represented $144.6 million and $14.0 million as of April 4, 2021, and $160.1 million and $14.0 million as of January 3, 2021, respectively.
The Company recognized revenue of $52.6 million during the three months ended April 4, 2021 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of April 4, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1,987.4 million. The Company expects approximately 78% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 22% recognized thereafter.
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

	Three Months
Warranty Reserve (in millions):	2021	2020
Balance at beginning of year	$22.4	$24.8
Accruals for product warranties charged to expense and other	3.5	(0.1)
Cost of product warranty claims	(3.3)	(3.6)
Acquisition	—	0.1
Balance at end of period	$22.6	$21.2

Accounts Receivable, Net
Accounts receivable is presented net of an allowance for doubtful accounts of $11.6 million at April 4, 2021 and $12.3 million at January 3, 2021.
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the first quarter of 2021 was 16.4%. The Company’s effective income tax rate for the first quarter of 2020 was 18.6%. The first quarter of 2021 includes net discrete income tax benefits of $6.3 million, of which $4.8 million related to share-based accounting. The first quarter of 2020 includes net discrete income tax benefits of $4.2 million, of which $4.7 million related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 22.6% for the first quarter of 2021 and 22.8% for the first quarter of 2020.
Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	April 4, 2021	January 3, 2021
$750 million credit facility due March 2024, weighted average rate of 1.21% at April 4, 2021 and 1.05% at January 3, 2021	$125.0	$125.0
Term loan due October 2024, variable rate of 1.11% at April 4, 2021 and 1.15% at January 3, 2021, swapped to a Euro fixed rate of 0.6120%	150.0	150.0
0.65% Fixed Rate Notes due April 2023	300.0	—
0.95% Fixed Rate Notes due April 2024	450.0	—
1.60% Fixed Rate Notes due April 2026	450.0	—
2.25% Fixed Rate Notes due April 2028	700.0	—
2.75% Fixed Rate Notes due April 2031	1,100.0	—
3.09% Fixed Rate Senior Notes repaid March 2021	—	95.0
3.28% Fixed Rate Senior Notes repaid March 2021	—	100.0
0.70% €50 Million Fixed Rate Senior Notes repaid March 2021	—	61.1
0.92% €100 Million Fixed Rate Senior Notes repaid March 2021	—	122.1
1.09% €100 Million Fixed Rate Senior Notes repaid March 2021	—	122.1
Other debt	0.6	4.0
Debt discount and debt issuance costs	(32.3)	(0.8)
Total debt, net	3,243.3	778.5
Less: current portion of long-term debt and other debt	—	(97.6)
Total long-term debt, net of current portion	$3,243.3	$680.9
In the first quarter of 2021, Teledyne completed various financing activities related to the pending acquisition of FLIR and incurred related interest and debt expense totaling $33.1 million. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the pending acquisition of FLIR. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. We may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. Given the permanent financing, together with certain continuing debt, Teledyne expects its weighted average borrowing cost to be less than two percent upon closing the acquisition. The interest expense incurred in the quarter associated with the $3.0 billion Notes offering related to the pending FLIR acquisition totaled $2.5 million. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement and Amended and Restated Credit Agreement with capacity of $1.15 billion both maturing on March 4, 2026. The terms of the $1.0 billion

Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. As a result of the completion of the permanent debt financing, on March 22, 2021 Teledyne terminated the $4.5 billion stand-by bridge facility. Teledyne intends to use the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement, expected to be drawn at the closing of the acquisition, and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt.
Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $616.0 million at April 4, 2021. The credit agreements require the Company to comply with various financial and operating covenants and at April 4, 2021, the Company was in compliance with these covenants. At April 4, 2021, Teledyne had $26.5 million in outstanding letters of credit.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at April 4, 2021 and January 3, 2021, approximated the carrying value.
Note 11. Lease Commitments
At April 4, 2021, Teledyne has right-of-use assets of $119.4 million and a total lease liability for operating leases of $133.3 million of which $111.9 million is included in long-term lease liabilities and $21.4 million is included in current accrued liabilities. Operating lease expense was $6.4 million for the first quarter of 2021. Operating lease expense was $6.1 million for the first quarter of 2020.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 3, 2021, included in the 2020 Form 10-K.
At April 4, 2021, the Company’s reserves for environmental remediation obligations totaled $6.4 million, of which $1.5 million is included in current accrued liabilities. At January 3, 2021, the Company’s reserves for environmental remediation obligations totaled $6.5 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
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
Note 13. Pension Plans and Postretirement Benefits
For the domestic qualified pension plans, the weighted-average discount rate decreased to 2.64% in 2021, compared with 3.41% for 2020. Teledyne has not made any cash pension contributions to its domestic qualified pension plans since 2013 and no cash pension contributions are planned for 2021.

	First Quarter
	2021	2020
Service cost — benefits earned during the period (in millions)	$2.7	$2.6

Pension non-service income (in millions):
Interest cost on benefit obligation	$5.6	$6.9
Expected return on plan assets	(14.3)	(14.3)
Amortization of prior service cost	(0.8)	(1.5)
Amortization of net actuarial loss	6.7	5.7
Curtailment/settlements	—	0.7
Pension non-service income	$(2.8)	$(2.5)
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
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID-19, beginning in 2020, the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. Teledyne incurred $1.0 million in expense related to these actions, including facility consolidation expense, for the first quarter of 2021, compared with $3.7 million for the first quarter of 2020. At April 4, 2021, Teledyne had a liability of $1.3 million included in other current liabilities related to these actions.
The following table presents Teledyne’s segment disclosures (dollars in millions):

	First Quarter		%
	2021	2020	Change
Net sales(a):
Instrumentation	$286.5	$285.1	0.5%
Digital Imaging	263.3	246.7	6.7%
Aerospace and Defense Electronics	151.2	156.3	(3.3)%
Engineered Systems	104.7	96.5	8.5%
Total net sales	$805.7	$784.6	2.7%
Operating income:
Instrumentation	$59.4	$50.8	16.9%
Digital Imaging	52.0	43.8	18.7%
Aerospace and Defense Electronics	28.3	13.4	111.2%
Engineered Systems	14.9	11.4	30.7%
Corporate expense	(19.4)	(15.4)	26.0%
Operating income	$135.2	$104.0	30.0%
(a) Net sales excludes inter-segment sales of $4.2 million and $6.9 million for the first quarter 2021 and 2020, respectively.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	April 4, 2021	January 3, 2021
Instrumentation	$1,663.3	$1,676.2
Digital Imaging	1,984.4	2,000.8
Aerospace and Defense Electronics	540.9	567.6
Engineered Systems	163.1	175.1
Corporate (a)	3,266.7	665.1
Total identifiable assets	$7,618.4	$5,084.8
(a) The increase from January 3, 2021 was primarily due to higher cash and cash equivalents which included the proceeds of debt incurred to partially fund the pending acquisition of FLIR.

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	First Quarter
Instrumentation	2021	2020
Marine Instrumentation	102.0	$109.3
Environmental Instrumentation	114.8	109.3
Test and Measurement Instrumentation	69.7	66.5
Total	$286.5	$285.1
We also disaggregate our revenue from contracts with customers by customer type, contract-type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

	First Quarter Ended April 4, 2021			First Quarter Ended March 29, 2020
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Instrumentation	$22.6	$263.9	$286.5	$41.5	$243.6	$285.1
Digital Imaging	32.1	231.2	263.3	29.3	217.4	246.7
Aerospace and Defense Electronics	53.7	97.5	151.2	53.8	102.5	156.3
Engineered Systems	99.2	5.5	104.7	88.3	8.2	96.5
	$207.6	$598.1	$805.7	$212.9	$571.7	$784.6
a) Includes sales as a prime contractor or subcontractor.

	First Quarter Ended April 4, 2021			First Quarter Ended March 29, 2020
	Contract Type			Contract Type
(in millions)	Fixed Price	Cost Type	Total	Fixed Price	Cost Type	Total
Net Sales:
Instrumentation	$282.8	$3.7	$286.5	$281.5	$3.6	$285.1
Digital Imaging	240.1	23.2	263.3	213.4	33.3	246.7
Aerospace and Defense Electronics	151.1	0.1	151.2	156.1	0.2	156.3
Engineered Systems	51.0	53.7	104.7	50.3	46.2	96.5
	$725.0	$80.7	$805.7	$701.3	$83.3	$784.6

	First Quarter Ended April 4, 2021				First Quarter Ended March 29, 2020
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Instrumentation	$213.4	$58.6	$14.5	$286.5	$217.8	$54.9	$12.4	$285.1
Digital Imaging	80.2	72.2	110.9	263.3	77.6	68.8	100.3	246.7
Aerospace and Defense Electronics	125.5	25.7	—	151.2	131.9	24.2	0.2	156.3
Engineered Systems	104.7	—	—	104.7	96.5	—	—	96.5
	$523.8	$156.5	$125.4	$805.7	$523.8	$147.9	$112.9	$784.6
a) Net sales by geographic region of origin.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Teledyne Technologies Incorporated (“Teledyne” or the “Company”) provides enabling technologies for industrial growth markets that require advanced technology and high reliability. These markets include aerospace and defense, factory automation, air and water quality environmental monitoring, electronics design and development, oceanographic research, deepwater oil and gas exploration and production, medical imaging and pharmaceutical research. Our products include digital imaging sensors, cameras and systems within the visible, infrared and X-ray spectra, monitoring and control instrumentation for marine and environmental applications, harsh environment interconnects, electronic test and measurement equipment, aircraft information management systems, and defense electronics and satellite communication subsystems. We also supply engineered systems for defense, space, environmental and energy applications. We differentiate ourselves from many of our direct competitors by having a customer and Company-sponsored applied research center that augments our product development expertise. We believe that technological capabilities and innovation and the ability to invest in the development of new and enhanced products are critical to obtaining and maintaining leadership in our markets and the industries in which we compete.
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
Pending FLIR Acquisition and Debt Activities
Teledyne and FLIR Systems, Inc. (“FLIR”) have entered into a definitive agreement under which Teledyne will acquire FLIR in a cash and stock transaction valued at approximately $8.0 billion. Under the terms of the agreement, FLIR stockholders will receive $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, which implied a total purchase price of $56.00 per FLIR share based on Teledyne’s 5-day volume weighted average price as of December 31, 2020. The transaction is expected to close on May 14, 2021, subject to the receipt of required regulatory approvals, including approvals of Teledyne and FLIR stockholders and other customary closing conditions. Teledyne has received antitrust clearance for the pending acquisition from regulatory authorities in the United States, Canada, China, Germany, Poland and South Korea. In the first quarter of 2021, Teledyne completed various financing activities related to the pending acquisition of FLIR and incurred related interest and debt expense totaling $33.1 million. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the pending acquisition of FLIR. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. Given the permanent financing, together with certain continuing debt, Teledyne expects its weighted average borrowing cost to be less than two percent upon closing the acquisition. The interest expense incurred in the quarter associated with the $3.0 billion Notes offering related to the pending FLIR acquisition totaled $2.5 million. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement and Amended and Restated Credit Agreement with capacity of $1.15 billion both maturing on March 4, 2026. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. As a result of the completion of the permanent debt financing, on March 22, 2021 Teledyne terminated the $4.5 billion stand-by bridge facility. Teledyne intends to use the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement, expected to be drawn at the closing of the acquisition, and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt.

At April 4, 2021, total debt was $3,243.3 million, compared with total debt of $778.5 million at January 3, 2021. The debt balance at April 4, 2021, includes the debt incurred to fund the cash portion of the consideration for the FLIR acquisition. At April 4, 2021, $125.0 million was outstanding under the $750.0 million credit facility with available borrowing capacity under the facility, which is reduced by borrowings and certain outstanding letters of credit, of $616.0 million.
COVID-19 and Other Matters
With regard to the COVID-19 pandemic, our first priority remains the health and safety of our employees and their families. Our manufacturing sites are deemed essential businesses and remain operational, and we are practicing social distancing, enhanced cleaning protocols, usage of personal protective equipment and other preventative measures. We are providing certain incentives to employees to promote vaccinations.
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
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID-19, beginning in 2020, the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace.
On January 5, 2020, we acquired OakGate Technology, Inc. (“OakGate”) for $28.5 million in cash, net of cash acquired. Based in Loomis, California, OakGate provides software and hardware designed to test electronic data storage devices from development through manufacturing and end-use applications. OakGate is part of the Test and Measurement product line within the Instrumentation segment. Teledyne funded the acquisition with cash on hand. The results of the OakGate acquisition have been included in Teledyne’s results since the date of the acquisition.

Results of Operations

	First Quarter
(in millions)	2021	2020
Net sales	$805.7	$784.6
Costs and expenses
Cost of sales	492.5	492.6
Selling, general and administrative expenses	178.0	188.0
Total costs and expenses	670.5	680.6
Operating income	135.2	104.0
Interest and debt expense, net	(35.7)	(4.1)
Non-service retirement benefit income	2.8	2.5
Other expense, net	(1.0)	(1.4)
Income before income taxes	101.3	101.0
Provision for income taxes	16.6	18.8
Net income	$84.7	$82.2

	First Quarter		%
(dollars in millions)	2021	2020	Change
Net sales(a):
Instrumentation	$286.5	$285.1	0.5%
Digital Imaging	263.3	246.7	6.7%
Aerospace and Defense Electronics	151.2	156.3	(3.3)%
Engineered Systems	104.7	96.5	8.5%
Total net sales	$805.7	$784.6	2.7%
Operating income:
Instrumentation	$59.4	$50.8	16.9%
Digital Imaging	52.0	43.8	18.7%
Aerospace and Defense Electronics	28.3	13.4	111.2%
Engineered Systems	14.9	11.4	30.7%
Corporate expense	(19.4)	(15.4)	26.0%
Total operating income	$135.2	$104.0	30.0%
(a) Net sales excludes inter-segment sales of $4.2 million and $6.9 million for the first quarter of 2021 and 2020,

The table below presents net sales and cost of sales by segment and total company:

	First Quarter
(dollars in millions)	2021	2020
Instrumentation
Net sales	$286.5	$285.1
Cost of sales	$155.9	$157.8
Cost of sales as a % of net sales	54.4%	55.4%
Digital Imaging
Net sales	$263.3	$246.7
Cost of sales	$153.8	$145.5
Cost of sales as a % of net sales	58.4%	59.0%
Aerospace and Defense Electronics
Net sales	$151.2	$156.3
Cost of sales	$99.6	$110.8
Cost of sales as a % of net sales	65.9%	70.9%
Engineered Systems
Net sales	$104.7	$96.5
Costs of sales	$83.2	$78.5
Cost of sales as a % of net sales	79.5%	81.3%
Total Company
Net sales	$805.7	$784.6
Costs of sales	$492.5	$492.6
Cost of sales as a % of net sales	61.1%	62.8%

First Quarter Results
The following is a discussion of our 2021 first quarter results compared with the 2020 first quarter results. Comparisons are with the corresponding reporting period of 2020, unless noted otherwise.
First quarter of 2021 compared with the first quarter of 2020
Our first quarter of 2021 net sales increased 2.7%. Net income for the first quarter of 2021 increased 3.0%. Net income per diluted share was $2.23 for the first quarter of 2021, compared with net income per diluted share of $2.17. In connection with the pending FLIR acquisition, in the first quarter of 2021, Teledyne incurred pretax charges of $39.0 million which included $33.1 million in interest and debt expense related to permanent financing for the pending FLIR acquisition and $5.9 million in corporate expense for transaction costs. The first quarter of 2021 included $1.0 million in severance and facility consolidation costs, compared with $10.4 million in severance, facility consolidation, acquisition and certain changes in contract cost estimates for the first quarter of 2020. The first quarter of 2021 included net discrete income tax benefits of $6.3 million compared with $4.2 million.
Net Sales
The first quarter of 2021 net sales, compared with the first quarter of 2020 net sales, reflected higher net sales in each segment except the Aerospace and Defense Electronics segment, which was impacted by continued weakness in the commercial aerospace industry.
Cost of Sales
Cost of sales decreased $0.1 million in the first quarter of 2021. Cost of sales as a percentage of net sales decreased for the first quarter of 2021 to 61.1%, from 62.8%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, decreased $10.0 million in the first quarter of 2021 and reflected the lower research and development expense of $7.1 million and lower severance and facility consolidation expense, partially offset by the impact of higher sales. Selling, general and administrative expenses for the first quarter of 2021, as a percentage of net sales decreased to 22.1% from 24.0% and reflected the impact of lower research and development expense, partially offset by the impact of higher corporate expense. Corporate expense, which is included in selling, general and administrative expenses, was $19.4 million for the first quarter of 2021, compared with $15.4 million and reflected FLIR transaction expenses in 2021 of $5.9 million. Stock option compensation expense was $4.2 million for the first quarter of 2021 compared with $7.4 million. The decrease in stock option expense in the first quarter of 2021, reflects the absence of stock option grants in the first quarter of 2021.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the first quarter of 2021, pension service expense was $2.7 million compared with $2.6 million. For 2021, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans was 2.64% compared with 3.41% in 2020.
Operating Income
Operating income for the first quarter of 2021 increased 30.0%. The first quarter of 2021, compared with the first quarter of 2020, reflected higher operating income in each business segment, partially offset by higher corporate expense. Operating income included $5.9 million in corporate expense for related transaction costs for the pending FLIR acquisition. The first quarter of 2021 included $1.0 million in severance and facility consolidation costs, compared with $10.4 million in in severance, facility consolidation, acquisition and certain changes in contract cost estimates for the first quarter of 2020.
Interest and Debt Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest and debt expense, net of interest income, was $35.7 million for the first quarter of 2021, compared with $4.1 million, and primarily reflected the impact $33.1 million in debt and interest expense related to obtaining permanent financing for the pending FLIR acquisition. Non-service retirement benefit income was $2.8 million for the first quarter of 2021, compared with $2.5 million. Other income and expense was expense of $1.0 million for the first quarter of 2021, compared with expense of $1.4 million.
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
The Company’s effective income tax rate for the first quarter of 2021 was 16.4%, compared with 18.6%. The first quarter of 2021 reflected net discrete income tax benefits of $6.3 million, which included a $4.8 million income tax benefit related to share-based accounting. The first quarter of 2020 included net discrete tax benefits of $4.2 million, which included a $4.7 million income tax benefit related to share-based accounting. Excluding the net discrete income tax benefits in both periods, the effective tax rates would have been 22.6% for the first quarter of 2021 and 22.8% for the first quarter of 2020. The Company’s annual effective tax rate for fiscal year 2021 is expected to be 22.6% before discrete tax items. In addition, we currently expect less discrete tax items in 2021 compared with 2020.
Segment Results
Segment results include net sales and operating income by segment but excludes non-service retirement benefit income, equity income or loss, unusual non-recurring legal matter settlements, interest income and expense, gains and losses on the disposition of assets, sublease rental income and non-revenue licensing and royalty income, domestic and foreign income taxes and corporate office expenses. Corporate expense includes various administrative expenses relating to the corporate office and certain nonoperating expenses, including certain acquisition-related transaction costs, not allocated to our segments. See Note 14 to these condensed consolidated financial statements for additional segment information.
Instrumentation

	First Quarter
(dollars in millions)	2021	2020
Net sales	$286.5	$285.1
Cost of sales	$155.9	$157.8
Selling, general and administrative expenses	$71.2	$76.5
Operating income	$59.4	$50.8
Cost of sales as a % of net sales	54.4%	55.4%
Selling, general and administrative expenses % of net sales	24.9%	26.8%
Operating income as a % of net sales	20.7%	17.8%
First quarter of 2021 compared with the first quarter of 2020
The Instrumentation segment’s first quarter of 2021 net sales increased 0.5%. Operating income for the first quarter of 2021 increased 16.9%.
The first quarter of 2021 net sales increase resulted from higher sales of environmental instrumentation and test and measurement instrumentation, partially offset by lower sales of marine instrumentation. Sales of environmental instrumentation and test and measurement instrumentation increased $5.5 million and $3.2 million, respectively. Sales of marine instrumentation decreased $7.3 million. The increase in operating income reflected improved margins across most product categories resulting from ongoing margin improvement initiatives.
The first quarter of 2021 cost of sales decreased $1.9 million. Cost of sales as a percentage of net sales for the first quarter of 2021 decreased to 54.4% from 55.4%. First quarter 2021 selling, general and administrative expenses decreased $5.3 million, primarily as a result of ongoing margin improvement initiatives. The selling, general and administrative expense percentage decreased to 24.9% in the first quarter of 2021 from 26.8% and reflected ongoing margin improvement initiatives.

Digital Imaging

	First Quarter
(dollars in millions)	2021	2020
Net sales	$263.3	$246.7
Cost of sales	$153.8	$145.5
Selling, general and administrative expenses	$57.5	$57.4
Operating income	$52.0	$43.8
Cost of sales as a % of net sales	58.4%	59.0%
Selling, general and administrative expenses % of net sales	21.9%	23.2%
Operating income as a % of net sales	19.7%	17.8%
First quarter of 2021 compared with the first quarter of 2020
The Digital Imaging segment’s first quarter of 2021 net sales increased 6.7%. Operating income for the first quarter of 2021 increased 18.7%.
The first quarter of 2021 net sales primarily reflected greater sales of industrial and scientific sensors and cameras, detectors for space imaging applications, as well as geospatial imaging systems. The increase in operating income in the first quarter of 2021 reflected the increase in sales as well as improved margins across most product categories.

The first quarter of 2021 cost of sales increased $8.3 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first quarter of 2021 decreased slightly to 58.4% from 59.0%. First quarter 2021 selling, general and administrative expenses increased $0.1 million. The selling, general and administrative expense percentage decreased to 21.9% in the first quarter of 2021 from 23.2%.

Aerospace and Defense Electronics

	First Quarter
(dollars in millions)	2021	2020
Net sales	$151.2	$156.3
Cost of sales	$99.6	$110.8
Selling, general and administrative expenses	$23.3	$32.1
Operating income	$28.3	$13.4
Cost of sales as a % of net sales	65.9%	70.9%
Selling, general and administrative expenses % of net sales	15.4%	20.5%
Operating income as a % of net sales	18.7%	8.6%
First quarter of 2021 compared with the first quarter of 2020
The Aerospace and Defense Electronics segment’s first quarter of 2021 net sales decreased 3.3%. Operating income for the first quarter of 2021 increased 111.2%.
The first quarter of 2021 net sales reflected $10.7 million of lower sales for aerospace electronics, partially offset by higher sales of $5.6 million for defense and space electronics. The continued weakness in the commercial aerospace industry has negatively affected sales of aerospace electronics. Operating income in the first quarter of 2021 reflected the impact of a lower cost structure due to actions taken in 2020, lower severance, facility consolidation and lower research and development costs. Operating income in the first quarter of 2021 included $0.2 million in severance and facility consolidation costs, compared with $8.2 million in severance, facility consolidation and certain changes in contract cost estimates for the first quarter of 2020. Research and development expense was lower by $4.7 million in the first quarter of 2021, and primarily reflected lower spending for aerospace electronics.
The first quarter of 2021 cost of sales decreased $11.2 million and reflected the impact of lower sales, as well as lower severance and facility consolidation expense. Cost of sales as a percentage of net sales for the first quarter of 2021 decreased to 65.9% from 70.9% and reflected impact of lower severance and facility consolidation expense. Selling, general and administrative expenses, including research and development expense, decreased to $23.3 million in the first quarter of 2021 from $32.1 million and reflected the impact of lower sales and lower research and development expense. The selling, general and administrative expense percentage decreased to 15.4% in the first quarter of 2021 from 20.5% and reflected the impact of lower severance, facility consolidation and lower research and development expense.

Engineered Systems

	First Quarter
(dollars in millions)	2021	2020
Net sales	$104.7	$96.5
Cost of sales	$83.2	$78.5
Selling, general and administrative expenses	$6.6	$6.6
Operating income	$14.9	$11.4
Cost of sales as a % of net sales	79.5%	81.3%
Selling, general and administrative expenses % of net sales	6.3%	6.9%
Operating income as a % of net sales	14.2%	11.8%
First quarter of 2021 compared with the first quarter of 2020
The Engineered Systems segment’s first quarter of 2021 net sales increased 8.5%. Operating income for the first quarter of 2020 increased 30.7%.
The first quarter of 2021 net sales reflected higher sales of $8.7 million of engineered products and $0.3 million for turbine engines, partially offset by lower sales of $0.8 million of energy systems. The higher sales primarily reflected increased sales from defense and other manufacturing programs, as well as electronic manufacturing services products. The increase in operating income in the first quarter of 2021 reflected the impact of higher sales and a greater mix of higher margin fixed-price manufacturing programs.
The first quarter of 2021 cost of sales increased $4.7 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of net sales for the first quarter of 2021 decreased to 79.5% from 81.3%. Selling, general and administrative expense was $6.6 million for both the first quarter of 2021 and 2020. The selling, general and administrative expense percentage was 6.3% for the first quarter of 2021 compared with 6.9%.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $124.9 million for the first three months of 2021, compared with net cash provided by operating activities of $76.4 million. The higher cash provided by operating activities in the first three months of 2021 reflected improved working capital management, including a focus on inventory reduction initiatives, partially offset by higher income tax payments of $13.5 million and after tax payments of $2.8 million for expenses related to the pending FLIR acquisition.
Our net cash used by investing activities was $17.6 million for the first three months of 2021, compared with net cash used by investing activities of $49.1 million. The 2020 first three months included $28.9 million for the OakGate acquisition acquired on January 5, 2020. Capital expenditures for the first three months of 2021 and 2020 were $17.6 million and $20.2 million, respectively. Our goodwill was $2,140.1 million at April 4, 2021 and $2,150.0 million at January 3, 2021. The decrease in goodwill primarily reflected exchange rate changes. Teledyne’s net acquired intangible assets were $397.1 million at April 4, 2021 and $409.7 million at January 3, 2021. The decrease in the balance of net acquired intangible assets reflected amortization of acquired intangible assets and exchange rate changes. The Company completed the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the OakGate acquisition.
Financing activities provided cash of $2,454.0 million for the first three months of 2021, compared with cash provided by financing activities of $9.9 million. The higher cash provided by financing activities in the first quarter of 2021 included the proceeds of debt incurred to partially fund the pending acquisition of FLIR. Proceeds from the exercise of stock options were $10.8 million for the first three months of 2021 compared with $10.2 million for the first three months of 2020.
Total debt at April 4, 2021 was $3,243.3 million compared with $778.5 million at January 3, 2021. The debt balance at April 4, 2021, includes the debt incurred in the first quarter of 2021 related to the pending FLIR acquisition. At April 4, 2021, $125.0 million was outstanding under the $750.0 million credit facility. At April 4, 2021, Teledyne had $26.5 million in outstanding letters of credit. Available borrowing capacity under the $750.0 million credit facility, which is reduced by borrowings and certain outstanding letters of credit, was $616.0 million at April 4, 2021. The credit agreements require the Company to comply with various financial and operating covenants and at April 4, 2021, the Company was in compliance with these covenants.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under the $750.0 million credit facility, will be sufficient to meet these requirements and to fund the FLIR acquisition. To support acquisitions, we may raise additional capital. We currently expect to spend approximately $80.0 million for capital expenditures in 2021, of which $17.6 million has been spent in the first three months of 2021. No cash pension contributions have been made since 2013 or are planned for the remainder of 2021 for the domestic qualified pension plans.
As of April 4, 2021, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At April 4, 2021, the required financial ratios and the actual ratios were as follows:

$750.0 million Credit Facility expires March 2024 and $150.0 million term loan due October 2024 (issued October 2019)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 3.25 to 1	0.094 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	14.4 to 1
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

Critical Accounting Policies
Our critical accounting policies are those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. Our critical accounting policies are the following: accounting for revenue recognition; accounting for pension plans; accounting for business combinations, goodwill, and acquired intangible assets; and accounting for income taxes.
For additional discussion of the application of the critical accounting policies and other accounting policies, see Note 1 to these condensed consolidated financial statements and also Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Note 2 of the Notes to Consolidated Financial Statements included in Teledyne’s 2020 Form 10-K.
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions, including the pending acquisition of FLIR, product sales, capital expenditures, pension matters, stock option compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including ongoing challenges and uncertainties posed by the COVID-19 pandemic for businesses and governments around the world; the occurrence of any event, change or other circumstances that could give rise to the right of Teledyne or FLIR or both to terminate the Merger Agreement; the outcome of any legal proceedings that may be instituted against Teledyne or FLIR in connection with the Merger Agreement; the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) or stockholder approvals or to satisfy any of the other conditions to the proposed transaction on a timely basis or at all; the inability to complete the acquisition and integration of FLIR successfully, to retain customers and key employees and to achieve operating synergies, including the possibility that the anticipated benefits of the proposed transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Teledyne and FLIR do business; the possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction; dilution related to the issuance of Teledyne stock in the acquisition to the holders of FLIR stock, which will result in Teledyne stockholders having lower ownership and voting interests in Teledyne than they currently have and exercising less influence over management; changes in relevant tax and other laws; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; the spread of the COVID-19 virus resulting in production, supply, contractual and other disruptions, including facility closures and furloughs and travel restrictions; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID-19 pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the new U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; escalating economic and diplomatic tension between China and the United States; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production, including with respect to hydraulic fracturing, could further negatively affect our businesses that supply the oil and gas industry. Continued weakness in the commercial aerospace industry will negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the Company’s pension assets.
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
Readers are urged to read our periodic reports filed with the Securities and Exchange Commission for a more complete description of our Company, its businesses, its strategies and the various risks that we face. Various risks are identified in Teledyne’s 2020 Form 10-K and subsequent Quarterly Reports on Form 10-Q.
We assume no duty to publicly update or revise any forward-looking statements, whether as a result of new information or otherwise.
Additional Information and Where to Find It
In connection with the proposed transaction between Teledyne and FLIR, Teledyne has filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4, as amended by Amendment No. 1, that includes a joint proxy statement of Teledyne and FLIR and a prospectus of Teledyne, as well as other relevant documents concerning the proposed transaction. The Registration Statement on Form S-4 became effective on April 12, 2021. The proposed transaction involving Teledyne and FLIR will be submitted to Teledyne’s stockholders and FLIR’s stockholders for their consideration. Stockholders of Teledyne and stockholders of FLIR are urged to read the registration statement and the joint proxy statement/prospectus regarding the transaction when they become available and any other relevant documents filed with the SEC, as well as any amendments or supplements to those documents, because they will contain important information.
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
Participants in the Solicitation
Teledyne, FLIR and certain of their respective directors, executive officers and employees may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding Teledyne’s directors and executive officers is available in its definitive proxy statement for its 2020 Annual Meeting, which was filed with the SEC on March 10, 2020, its Annual Report on Form 10-K for the year ended January 3, 2021, which was filed with the SEC on February 25, 2021, and certain of its Current Reports on Form 8-K. Information regarding FLIR’s directors and executive officers is available in its definitive proxy statement, which was filed with the SEC on March 11, 2020, and certain of its Current Reports on Form 8-K. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the joint proxy statement/prospectus and other relevant materials filed with the SEC. Free copies of this document may be obtained as described in the preceding paragraph.
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
Except as set forth below, there were no material changes to the information provided under “Item 7A, Quantitative and Qualitative Disclosure About Market Risk” included in our 2020 Form 10-K.
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

Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at April 4, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $13.0 million. A hypothetical 10 percent price change in the U.S. dollar from its value at April 4, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.9 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $750.0 million credit facility and our $150.0 million term loan. As of April 4, 2021, we had $125.0 million in outstanding under our credit facility and $150.0 million outstanding under our term loan for a total $275.0 million. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.75 million, assuming the $275.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at April 4, 2021 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $30.0 million. A hypothetical 10 percent increase in the U.S. interest rates at April 4, 2021 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $2.3 million.

Item 4.	Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of April 4, 2021, are effective at the reasonable assurance level.
In connection with our evaluation during the quarterly period ended April 4, 2021, we have made no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 11 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
There are no material changes to the risk factors previously disclosed in our 2020 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding COVID-19 risks and Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.

Item 6.	Exhibits

(a)	Exhibits
Exhibit 4.1
Indenture, dated as of March 22, 2021, between Teledyne Technologies Incorporated and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2021) (File No. 1-15295)

Exhibit 4.2
First Supplemental Indenture, dated as of March 22, 2021, between Teledyne Technologies Incorporated and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2021) (File No. 1-15295)

	Exhibit 4.3	Form of 0.650% Notes due 2023 (form included as Exhibit A to the First Supplemental Indenture files as Exhibit 4.2).

	Exhibit 4.4	Form of 0.950% Notes due 2024 (form included as Exhibit B to the First Supplemental Indenture files as Exhibit 4.2).

	Exhibit 4.5	Form of 1.600% Notes due 2026 (form included as Exhibit C to the First Supplemental Indenture files as Exhibit 4.2).

	Exhibit 4.6	Form of 2.250% Notes due 2028 (form included as Exhibit D to the First Supplemental Indenture filed as Exhibit 4.2).

	Exhibit 4.7	Form of 2.750% Notes due 2031 (form included as Exhibit E to the First Supplemental Indenture filed as Exhibit 4.2).

Exhibit 10.1
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

Exhibit 10.2
Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

Exhibit 10.3
Second Amendment to Amended and Restated Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: April 29, 2021	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 4.1
Indenture, dated as of March 22, 2021, between Teledyne Technologies Incorporated and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 17, 2021) (File No. 1-15295)

Exhibit 4.2
First Supplemental Indenture, dated as of March 22, 2021, between Teledyne Technologies Incorporated and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 2021) (File No. 1-15295)

Exhibit 4.3	Form of 0.650% Notes due 2023 (form included as Exhibit A to the First Supplemental Indenture files as Exhibit 4.2).

Exhibit 4.4	Form of 0.950% Notes due 2024 (form included as Exhibit B to the First Supplemental Indenture files as Exhibit 4.2).

Exhibit 4.5	Form of 1.600% Notes due 2026 (form included as Exhibit C to the First Supplemental Indenture files as Exhibit 4.2).

Exhibit 4.6	Form of 2.250% Notes due 2028 (form included as Exhibit D to the First Supplemental Indenture filed as Exhibit 4.2).

Exhibit 4.7	Form of 2.750% Notes due 2031 (form included as Exhibit E to the First Supplemental Indenture filed as Exhibit 4.2).

Exhibit 10.1
Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

Exhibit 10.2
Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295

Exhibit 10.3
Second Amendment to Amended and Restated Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2021) (File No. 1-15295)

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