Form 10-Q
period 2021-07-04
TELEDYNE TECHNOLOGIES INC
filed 2021-08-02
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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
Yes  ☐    No  ☒
There were 46,606,641 shares of common stock, $.01 par value per share, outstanding as of July 29, 2021.

TELEDYNE TECHNOLOGIES INCORPORATED

Explanatory Note
On May 14, 2021, Teledyne Technologies Incorporated completed the acquisition of FLIR Systems, Inc. ( “FLIR”), and the financial results of FLIR have been included since the date of the acquisition. The financial statements of Teledyne Technologies Incorporated contained herein are as of and for the period ended July 4, 2021, and reflect the results of the Company after giving effect to the acquisition of FLIR.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(Unaudited - Amounts in millions, except per-share amounts)

	Second Quarter		Six Months
	2021	2020	2021	2020
Net sales	$1,121.0	$743.3	$1,926.7	$1,527.9
Costs and expenses
Cost of sales	663.1	460.6	1,155.6	953.2
Selling, general and administrative expenses	320.7	163.2	488.9	341.6
Acquired intangible asset amortization	32.8	9.7	42.6	19.3
Total costs and expenses	1,016.6	633.5	1,687.1	1,314.1
Operating income	104.4	109.8	239.6	213.8
Interest and debt expense, net	(21.2)	(3.7)	(56.9)	(7.8)
Non-service retirement benefit income	2.8	3.2	5.6	5.7
Other income (expense), net	6.1	(1.4)	5.1	(2.8)
Income before income taxes	92.1	107.9	193.4	208.9
Provision for income taxes	27.4	14.2	44.0	33.0
Net income	$64.7	$93.7	$149.4	$175.9

Basic earnings per common share	$1.52	$2.55	$3.76	$4.81
Weighted average common shares outstanding	42.5	36.7	39.7	36.6

Diluted earnings per common share	$1.48	$2.48	$3.66	$4.65
Weighted average diluted common shares outstanding	43.6	37.8	40.8	37.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE SECOND QUARTER SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(Unaudited - Amounts in millions)

	Second Quarter		Six Months
	2021	2020	2021	2020
Net income	$64.7	$93.7	$149.4	$175.9
Other comprehensive income (loss):
Foreign exchange translation adjustment	3.2	1.4	4.2	(59.9)
Hedge activity, net of tax	0.5	3.9	0.4	(2.0)
Pension and postretirement benefit adjustments, net of tax	4.5	3.2	8.8	6.7
Other comprehensive income (loss)	8.2	8.5	13.4	(55.2)
Comprehensive income	$72.9	$102.2	$162.8	$120.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	July 4, 2021	January 3, 2021
Assets
Current Assets
Cash and cash equivalents	$695.1	$673.1
Accounts receivable, net	679.5	402.0
Unbilled receivables, net	283.8	222.1
Inventories, net	867.2	347.3
Prepaid expenses and other current assets	125.3	78.1
Total current assets	2,650.9	1,722.6
Property, plant and equipment, net of accumulated depreciation and amortization of $709.6 at July 4, 2021 and $673.4 at January 3, 2021	873.0	489.3
Goodwill	7,515.9	2,150.0
Acquired intangibles, net	2,765.8	409.7
Prepaid pension assets	80.6	67.9
Operating lease right-of-use assets	143.1	123.4
Other assets, net	193.6	121.9
Total Assets	$14,222.9	$5,084.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$399.6	$229.1
Accrued liabilities	653.7	434.2
Current portion of long-term debt and other debt	—	97.6
Total current liabilities	1,053.3	760.9
Long-term debt, net of current portion	4,742.0	680.9
Long-term operating lease liabilities	134.5	116.5
Long-term deferred tax liabilities	628.8	39.0
Other long-term liabilities	351.9	258.9
Total Liabilities	6,910.5	1,856.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at July 4, 2021 and 37,697,865 at January 3, 2021; outstanding shares: 46,605,286 at July 4, 2021 and 36,951,607 at January 3, 2021	0.5	0.4
Additional paid-in capital	4,297.4	389.9
Retained earnings	3,477.3	3,327.9
Treasury stock, 589,480 shares at July 4, 2021 and 746,258 shares at January 3, 2021	(46.1)	(59.5)
Accumulated other comprehensive loss	(416.7)	(430.1)
Total Stockholders’ Equity	7,312.4	3,228.6
Total Liabilities and Stockholders’ Equity	$14,222.9	$5,084.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
Net income	—	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Treasury stock issued	—	(9.3)	9.3	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	10.8	—	—	—	10.8
Balance, April 4, 2021	0.4	398.4	(50.2)	3,412.6	(424.9)	3,336.3
Net income	—	—	—	64.7	—	64.7
Other comprehensive income, net of tax	—	—	—	—	8.2	8.2
Common stock issued	0.1	3,889.6	—	—	—	3,889.7
Treasury stock issued	—	(4.1)	4.1	—	—	—
Stock-based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	5.1	—	—	—	5.1
Balance, July 4, 2021	$0.5	$4,297.4	$(46.1)	$3,477.3	$(416.7)	$7,312.4

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2019	$0.4	$360.5	$(96.4)	$2,926.0	$(475.8)	$2,714.7
Net income	—	—	—	82.2	—	82.2
Other comprehensive income, net of tax	—	—	—	—	(63.7)	(63.7)
Treasury stock issued	—	(9.4)	9.4	—	—	—
Stock-based compensation	—	9.6	—	—	—	9.6
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, March 29, 2020	0.4	370.9	(87.0)	3,008.2	(539.5)	2,753.0
Net income	—	—	—	93.7	—	93.7
Other comprehensive income, net of tax	—	—	—	—	8.5	8.5
Treasury stock issued	—	(19.4)	19.4	—	—	—
Stock based compensation	—	6.7	—	—	—	6.7
Exercise of stock options	—	18.0	—	—	—	18.0
Balance, June 28, 2020	$0.4	$376.2	$(67.6)	$3,101.9	$(531.0)	$2,879.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JULY 4, 2021 AND JUNE 28, 2020
(Unaudited - Amounts in millions)

	Six Months
	2021	2020
Operating Activities
Net income	$149.4	$175.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and inventory step-up expense	112.4	58.3
Stock-based compensation	16.3	16.2
Bridge financing and debt extinguishment expense	30.5	—
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(28.0)	0.5
Inventories	20.5	(6.0)
Accounts payable	27.4	(20.4)
Deferred and income taxes receivable/payable, net	(2.6)	28.3
Prepaid expenses and other assets	11.4	10.5
Accrued expenses and other liabilities	(15.5)	(35.5)
Other operating, net	14.4	4.4
Net cash provided by operating activities	336.2	232.2
Investing Activities
Purchases of property, plant and equipment	(38.4)	(36.8)
Purchase of businesses, net of cash acquired	(3,723.4)	(29.0)
Other investing, net	—	0.1
Net cash used in investing activities	(3,761.8)	(65.7)
Financing Activities
Net payments on senior notes and other debt	(496.5)	(0.4)
Proceeds from other debt	3,975.8	—
Proceeds from exercise of stock options	15.9	28.2
Payments for bridge financing and debt extinguishment	(30.5)	—
Other financing, net	(13.3)	—
Net cash provided by financing activities	3,451.4	27.8
Effect of exchange rate changes on cash	(3.8)	(11.0)
Change in cash and cash equivalents	22.0	183.3
Cash and cash equivalents—beginning of period	673.1	199.5
Cash and cash equivalents—end of period	$695.1	$382.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
July 4, 2021

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of July 4, 2021 and the consolidated results of operations, consolidated comprehensive income for the second quarter and six months ended July 4, 2021 and the consolidated cash flows for the six months then ended. The results of operations and cash flows for the periods ended July 4, 2021 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation. The Company now discloses acquired intangible asset amortization on a separate income statement line. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. In addition, the Company now discloses the balance of long-term deferred tax liabilities on the face of the balance sheet. Long-term deferred tax liabilities was previously included in other long-term liabilities.
Acquisition of FLIR Systems, Inc.
On May 14, 2021, the Company completed the acquisition of FLIR Systems, Inc. (“FLIR”), and the financial results of FLIR have been included since the date of the acquisition. See Note 3 to these Notes to Condensed Consolidated Financial Statements for information regarding the FLIR acquisition.
Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. Cash equivalents totaled $160.1 million at July 4, 2021 and $471.0 million at January 3, 2021.
Note 2. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the second quarter and six months ended July 4, 2021 and June 28, 2020 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of April 4, 2021	$(83.6)	$2.2	$(343.5)	$(424.9)
Other comprehensive income before reclassifications	3.2	2.2	—	5.4
Amounts reclassified from AOCI	—	(1.7)	4.5	2.8
Net other comprehensive income (loss)	3.2	0.5	4.5	8.2
Balance as of July 4, 2021	$(80.4)	$2.7	$(339.0)	$(416.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of March 29, 2020	$(211.7)	$(8.2)	$(319.6)	$(539.5)
Other comprehensive income (loss) before reclassifications	1.4	(0.2)	—	1.2
Amounts reclassified from AOCI	—	4.1	3.2	7.3
Net other comprehensive income	1.4	3.9	3.2	8.5
Balance as of June 28, 2020	$(210.3)	$(4.3)	$(316.4)	$(531.0)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income before reclassifications	4.2	11.7	—	15.9
Amounts reclassified from AOCI	—	(11.3)	8.8	(2.5)
Net other comprehensive income	4.2	0.4	8.8	13.4
Balance as of July 4, 2021	$(80.4)	$2.7	$(339.0)	$(416.7)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2019	(150.4)	(2.3)	(323.1)	(475.8)
Other comprehensive income (loss) before reclassifications	(59.9)	(3.8)	—	(63.7)
Amounts reclassified from AOCI	—	1.8	6.7	8.5
Net other comprehensive income (loss)	(59.9)	(2.0)	6.7	(55.2)
Balance as of June 28, 2020	$(210.3)	$(4.3)	$(316.4)	$(531.0)

The reclassifications out of AOCI to net income for the second quarter and six months ended July 4, 2021 and June 28, 2020 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	July 4, 2021	June 28, 2020	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(2.2)	$5.5	See Note 4
Income tax impact	0.5	(1.4)	Provision for income taxes
Total	$(1.7)	$4.1

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.9)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	6.8	5.7	Costs and expenses
Total before tax	5.9	4.2
Income tax impact	(1.4)	(1.0)	Provision for income taxes
Total	$4.5	$3.2

	Amount Reclassified from AOCI for the Six Months Ended	Amount Reclassified from AOCI for the Six Months Ended	Statement of Income
	July 4, 2021	June 28, 2020	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(15.1)	$2.4	See Note 4
Income tax impact	3.8	(0.6)	Provision for income taxes
Total	$(11.3)	$1.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(1.8)	(3.0)	Costs and expenses
Amortization of net actuarial loss	13.4	11.7	Costs and expenses
Total before tax	11.6	8.7
Income tax impact	(2.8)	(2.0)	Provision for income taxes
	$8.8	$6.7
Note 3. Business Combinations, Goodwill and Acquired Intangible Assets
Acquisition of FLIR Systems, Inc.
On May 14, 2021, Teledyne acquired the outstanding stock of FLIR for approximately $8.1 billion, comprising of net cash payments of $3.7 billion, net Teledyne share issuances of $3.9 billion, and the assumption of FLIR debt of $0.5 billion. FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share, and Teledyne issued approximately 9.5 million shares at $409.41 per share. In 2021, Teledyne completed various financing activities related to the acquisition of FLIR. See Note 10 to these Notes to Condensed Consolidated Financial Statements for information regarding financing activities undertaken in connection with the FLIR acquisition.
Founded in 1978, FLIR is an industrial technology company focused on intelligent sensing solutions for defense and industrial applications. FLIR offers a diversified portfolio that serves a number of applications in government and defense, industrial, and commercial markets. FLIR develops technologies that enhance perception and awareness. FLIR designs, develops, markets, and distributes solutions that detect people, objects and substances that may not be perceived by human senses and improve the way people interact with the world around them. FLIR technologies include thermal imaging systems, visible-light imaging systems, locater systems, measurement and diagnostic systems, and advanced threat-detection solutions. FLIR is part of the Digital Imaging segment.
The primary reasons for the FLIR acquisition were as follows:
•the synergies in merging with a business that has the same core business model based on proprietary sensor technologies, but with different products and markets;
•the opportunity to add new and complementary products with FLIR’s products based on different semiconductor technologies for imaging across different wavelengths than Teledyne products, and the opportunity to serve different customers and applications, with minimal overlapping technologies and markets;
•the expectation of combining two businesses that both provide sensors, cameras and sensor systems to customers and both business portfolios being balanced among commercial and government markets and geographies, but with Teledyne primarily producing extremely high-performance infrared detectors used for astronomy and space-based imaging applications compared to FLIR’s products focused on helicopters to soldiers to firefighters throughout commercial tomography and automotive advanced driver systems;
•the opportunity to add FLIR’s suite of imaging sensor products based on different semiconductor technologies for different wavelengths to Teledyne’s offerings;
The significant factors that resulted in recognition of goodwill were: (a) the purchase price was based on cash flow and return on capital projections assuming integration with our businesses and (b) the calculation of the fair value of tangible and intangible assets acquired that qualified for recognition. Goodwill resulting from the FLIR acquisition will not be deductible for tax purposes.

The following table presents the preliminary purchase price allocation for FLIR. We are accounting for the FLIR acquisition under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of July 4, 2021, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the FLIR acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets of FLIR. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of July 4, 2021 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

Fair values allocated to the assets acquired and liabilities assumed - FLIR (in millions):
Cash and cash equivalents	$287.7
Accounts receivables, net	240.2
Unbilled receivables, net	72.2
Inventories, net	565.8
Prepaid expenses and other current assets	106.3
Total current assets	1,272.2

Property, plant and equipment	394.8
Goodwill	5,377.6
Acquired intangible assets	2,400.0
Other long-term assets	85.8
Total assets acquired	9,530.4

Accounts payable	145.4
Accrued liabilities	239.7
Total current liabilities assumed	385.1

Long-term debt, net	496.8
Long-term deferred tax liabilities	601.3
Other long-term liabilities	138.6
Total liabilities assumed	1,621.8
Consideration transferred	$7,908.6

Consideration transferred, net of cash acquired (a)	$7,620.9

(a)     The consideration transferred included approximately $3.9 billion of Teledyne shares issued to existing shareholders of the acquired company. This $3.9 billion of equity consideration is a non-cash transaction. An immaterial portion of the cash consideration for certain vested FLIR restricted stock awards was deferred at the election of the award holder and will be paid out in future periods .

During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $357.8 million (Swedish kroner 3.1 billion) as of July 4, 2021. On March 26, 2020, FLIR received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA’s reassessment. FLIR has appealed the decision to the Administrative Court of Appeal in Stockholm. The Appellate Court hearing has been scheduled for September 15, 2021. Historically, FLIR has not accrued a liability for this matter. No adjustments have been made for this Swedish tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Swedish tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period. An adverse resolution to this Swedish tax matter could materially impact cash flow.

The following table is a summary at the acquisition date of the acquired intangible assets and weighted average useful life in years for the FLIR acquisition made in 2021 (dollars in millions):

Intangibles subject to amortization:(a)	Intangible Assets	Weighted average useful life in years
Proprietary technology	$1,412.0	10.0
Customer list/relationships	380.0	12.0
Backlog	8.0	0.8
Total intangibles subject to amortization	1,800.0	10.4
Intangibles not subject to amortization:(a)
Trademarks	600.0
Total acquired intangible assets	$2,400.0
a)     The amounts recorded as of July 4, 2021 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
With significant operations in the United States, Europe and Canada, FLIR had sales of approximately $1,932.7 million for its fiscal year ended December 31, 2020. FLIR’s results have been included since the date of the acquisition and include $301.4 million in net sales and operating income of $23.8 million, which included $70.2 million in acquisition-related costs. The second quarter of 2021 net sales reflected the historical uneven sales pattern for FLIR which resulted in higher sales in the second half of the quarter.
The second quarter of 2021 includes pretax charges of $140.7 million related to the acquisition of FLIR, of which, $23.7 million was recorded to cost of sales and $117.0 million was recorded to selling, general and administrative expenses. Of these amounts, $70.2 million impacted Digital Imaging segment’s operating income. The first six months of 2021 includes pretax charges of $177.2 million related to the acquisition of FLIR, of which, $23.7 million was recorded to cost of sales, $122.9 million was recorded to selling, general and administrative expenses and $30.6 million was recorded to interest and debt expense. Of these amounts, $70.2 million impacted the Digital Imaging segment’s operating income, which included $24.0 million of integration-related costs, $22.8 million in acquired intangible asset amortization expense and $23.4 million in inventory step-up expense.
The unaudited proforma information below, as required by GAAP, assumes that FLIR had been acquired at the beginning of the 2020 fiscal year and includes the effect of transaction accounting adjustments. These adjustments include the financing costs associated with debt to fund the acquisition, amortization of acquired intangible assets, depreciation of the fair value step-up of acquired property, plant and equipment, and amortization of inventory fair value step-up (assumed to be fully amortized in 2020) as well as the issuance of Teledyne common stock in connection with the acquisition. These costs are considered non-recurring costs that were necessary to complete the acquisition and are included in the unaudited pro forma condensed combined statement of operations.
This unaudited proforma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition been in effect at the beginning of the 2020 fiscal year. In addition, the unaudited proforma results are not intended to be a projection of future results and do not reflect any operating efficiencies or cost savings that might be achievable.
The following table presents proforma net sales, net income and earnings per share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

	Second Quarter (a)		Six Months (a)
(unaudited - in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,275.0	$1,225.3	$2,548.0	$2,460.8
Net income	$93.2	$91.3	$192.3	$118.5
Basic earnings per common share	$2.19	$1.98	$4.84	$2.57
Diluted earnings per common share	$2.14	$1.93	$4.71	$2.51
(a) The above unaudited proforma information is presented for the FLIR acquisition as it is considered a material acquisition.

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
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $7,515.9 million at July 4, 2021 and $2,150.0 million at January 3, 2021. The increase in the balance of goodwill in 2021 related to goodwill acquired in the FLIR acquisition. Teledyne’s net acquired intangible assets were $2,765.8 million at July 4, 2021 and $409.7 million at January 3, 2021. The increase in the balance of net acquired intangible assets reflected the acquired intangible assets acquired in the FLIR acquisition.

Acquired intangible assets are summarized as follows:

	July 4, 2021			January 3, 2021
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,832.0	$276.0	$1,556.0	$420.3	$242.7	$177.6
Customer list/relationships	548.8	121.9	426.9	168.3	112.8	55.5
Patents	0.6	0.6	—	0.7	0.7	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	4.5	3.8	0.7	4.5	3.6	0.9
Backlog	24.5	17.7	6.8	16.5	16.5	—
Total intangibles subject to amortization	2,411.3	420.9	1,990.4	611.2	377.2	234.0
Intangibles not subject to amortization:
Trademarks	775.4	—	775.4	175.7	—	175.7
Total acquired intangible assets	$3,186.7	$420.9	$2,765.8	$786.9	$377.2	$409.7

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
The effectiveness of the cash flow hedge forward contracts is assessed prospectively and retrospectively using regression analysis as well as using other timing and probability criteria. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedges, and hedges must be highly effective in offsetting changes to future cash flows on hedged transactions. The effective portion of the cash flow hedge forward contracts’ gains or losses resulting from changes in the fair value of these hedges is initially reported, net of tax, as a component of AOCI in stockholders’ equity until the underlying hedged item is reflected in our condensed consolidated statements of income, at which time the effective amount in AOCI is reclassified to revenue in our condensed consolidated statements of income. Net deferred gains recorded in AOCI, net of tax, for the forward contracts that will mature in the next twelve months total $3.3 million. These gains are expected to be offset by anticipated losses in the value of the forecasted underlying hedged item. Amounts related to the cross currency swaps and interest rate swap expected to be reclassified from AOCI into income in the next twelve months total $1.3 million.

In the event that the underlying forecasted transactions do not occur, or it becomes remote that they will occur, within the defined hedge period, the gains or losses on the related cash flow hedges will be reclassified from AOCI to other income or expense. During the current reporting period, all forecasted transactions occurred and, therefore, there were no such gains or losses reclassified to other income and expense.
As of July 4, 2021, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $96.2 million. These foreign currency forward contracts have maturities ranging from September 2021 to May 2022. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $19.3 million. These foreign currency forward contracts have maturities ranging from September 2021 to August 2022. The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and matures in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, Teledyne manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. Teledyne manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other income or expense, net using a systematic and rational methodology. Differences between the change in the fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in the other income or expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also in other income or expense, net. At July 4, 2021 Teledyne had forward contracts designated as fair value hedges to sell Swedish Krona and to buy U.S. dollars totaling $170.0 million. These foreign currency forward contracts have maturities ranging from September 2021 to December 2022.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the second quarter and six months ended July 4, 2021 and June 28, 2020 was as follows (in millions):

	Second Quarter		Six Months
	2021	2020	2021	2020
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$0.2	$0.2	$12.7	$(0.4)
Net gain (loss) reclassified from AOCI into COS - Foreign Exchange Contracts (a)	$3.6	$(1.6)	$6.0	$(1.8)
Net gain (loss) recognized in AOCI - Interest Rate Contracts	$(0.1)	$(0.3)	—	$(0.2)
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$(1.8)	$(4.7)	$8.2	$(3.0)
Net gain reclassified from AOCI into interest expense - Foreign Exchange Contracts	$0.9	$1.0	$1.7	$2.5
Net loss reclassified from AOCI into interest expense - Interest Rate Contracts	$(0.4)	$(0.6)	$(0.8)	$(4.6)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap

The effect of derivative instruments designated as fair value hedges in the condensed financial statements for the second quarter and six months ended July 4, 2021 and June 28, 2020 was as follows (in millions):

	Second Quarter		Six Months
	2021	2020	2021	2020
Net gain recognized in earnings for effective portion - other income and expense, net - Foreign Exchange Contracts	$7.9	$—	$7.9	$—
Net gain recognized in earnings for amounts excluded from effectiveness testing - other income and expense, net - Foreign Exchange Contracts	$0.1	$—	$0.1	$—

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of July 4, 2021, Teledyne had non-designated foreign currency contracts of this type, primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$106.7	U.S. Dollars	US$	87.1
Canadian Dollars		$22.3	Euros		€15.2
Great Britain Pounds		£61.5	U.S. Dollars	US$	86.5
Euros		€141.5	U.S. Dollars	US$	171.7
Danish Krone	DKR	324.7	U.S. Dollars	US$	53.0
Swedish Krona	SEK	471.8	Euros		€46.8
U.S. Dollars	US$	21.3	Swedish Krona	SEK	180.0
Norwegian Krone	kr	228.6	Swedish Krona	SEK	225.6
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the second quarter and six months ended July 4, 2021 was expense of $4.6 million and expense of $4.8 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the second quarter and six months ended June 28, 2020 was income of $1.8 million and expense of $8.6 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	July 4, 2021	January 3, 2021
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$4.6	$7.3
Cash flow forward contracts	Accrued liabilities	(0.2)	—
Fair value forward contracts	Accrued liabilities	(7.0)	—
Fair value forward contracts	Other long-term liabilities	(3.1)	—
Cash flow cross currency swap	Other current assets	3.4	3.4
Cash flow cross currency swap	Other long-term liabilities	(20.6)	(29.2)
Interest rate contracts	Other long-term liabilities	(0.9)	(1.8)
Interest rate contracts	Accrued liabilities	(1.6)	(1.5)
Total derivatives designated as hedging instruments		(25.4)	(21.8)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	4.1	6.7
Non-designated forward contracts	Accrued liabilities	(12.5)	(1.2)
Total derivatives not designated as hedging instruments		(8.4)	5.5
Total derivatives, net		$(33.8)	$(16.3)
Note 5. Earnings Per Share
For the second quarter and first six months of 2021, no stock options were excluded in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the second quarter and first six months of 2020, 241,931 and 244,192 stock options were excluded in the computation of earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock price during the respective period. As part of the consideration transferred for the acquisition of FLIR, the Company issued approximately 9.5 million shares on May 14, 2021 which increased the weighted average number of shares during the period. Beginning in the third quarter, the full 9.5 million shares issued will be reflected as outstanding for the entire quarterly period. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Second Quarter		Six Months
	2021	2020	2021	2020
Weighted average basic common shares outstanding	42.5	36.7	39.7	36.6
Effect of dilutive securities (primarily stock options)	1.1	1.1	1.1	1.2
Weighted average diluted common shares outstanding	43.6	37.8	40.8	37.8

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.
Stock Incentive Plan
Stock option compensation expense was $3.6 million for the second quarter of 2021 and was $5.7 million for the second quarter of 2020. Stock option compensation expense was $7.8 million for the first six months of 2021 and was $13.1 million for the first six months of 2020. Employee stock option grants are charged to expense evenly over the three year vesting period except for stock options granted after 2018 to Teledyne’s Executive Chairman and Teledyne’s President and Chief Executive Officer which are expensed immediately. For 2021, the Company currently expects approximately $20.8 million in stock option compensation expense based on stock options outstanding and stock options granted on July 27, 2021. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.

Stock option transactions for the second quarter and first six months of 2021 are summarized as follows:

	2021
	Second Quarter		Six Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,721,789	$172.23	1,819,147	$170.10
Granted	1,708	$383.68	1,708	$383.68
Exercised	(38,185)	$133.06	(128,295)	$122.95
Canceled	(7,623)	$314.40	(14,871)	$308.72
Ending balance	1,677,689	$172.69	1,677,689	$172.69
Exercisable at end of period	1,413,068	$146.51	1,413,068	$146.51

On July 27, 2021, the Company granted 198,760 stock options at an exercise price of $441.51 per share and a weighted average fair value of $135.74 per share.

Performance Share Plan and Restricted Stock Award Program
In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Under the plan and based on actual performance, Teledyne issued 9,588 shares of its common stock in the first quarter 2021. A total of 35,033 shares remain to be issued in two equal installments in 2022 and 2023.
The following table shows the restricted stock activity for the first six months of 2021:

	Shares	Weighted average fair value per share
Balance, January 3, 2021	43,405	$228.80
Granted (includes restricted stock units converted in connection with the FLIR acquisition)	73,201	$399.00
Vested	(23,236)	$254.91
Forfeited/Canceled	(929)	$310.69
Balance, July 4, 2021	92,441	$356.19
As part of the acquisition of FLIR, the Company assumed certain unvested restricted stock units that were issued by FLIR in March 2021. The unvested restricted stock units were converted to 62,974 Teledyne restricted stock units. The post-acquisition expense for these restricted stock units was $4.5 million in the second quarter and first six months of 2021 and is expected to be $8.2 million for fiscal year 2021. The expense related to these assumed restricted stock units is included in the Digital Imaging segment results. This amount can be impacted by employee retirements and terminations or other awards granted during the remainder of the year.
Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are valued under the FIFO method, LIFO method or average cost method. Inventories at cost determined on the average cost or the FIFO methods were $843.1 million at July 4, 2021 and $324.8 million at January 3, 2021. The increase in the inventory balance in 2021 reflects the inventory acquired in connection with the FLIR acquisition. The remainder of the inventories using the LIFO method is $30.6 million at July 4, 2021 and $29.2 million at January 3, 2021. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	July 4, 2021	January 3, 2021
Raw materials and supplies	$486.3	$231.0
Work in process	130.4	60.5
Finished goods	257.0	62.5
	873.7	354.0
Reduction to LIFO cost basis	(6.5)	(6.7)
Total inventories, net	$867.2	$347.3

Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2021 was approximately $11.4 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first six months of 2020 was approximately $10.2 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet, which represented $188.7 million and $25.9 million as of July 4, 2021, and $160.1 million and $14.0 million as of January 3, 2021, respectively. The increase in contract liabilities from the beginning of the year primarily related to contract liabilities acquired as part of the acquisition of FLIR.
The Company recognized revenue of $84.1 million during the six months ended July 4, 2021 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of July 4, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $2,979.4 million. The Company expects approximately 81% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 19% recognized thereafter.
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

	Six Months
Warranty Reserve (in millions):	2021	2020
Balance at beginning of year	$22.4	$24.8
Accruals for product warranties charged to expense and other	5.7	0.7
Cost of product warranty claims	(4.9)	(5.3)
Acquisition	23.2	0.1
Balance at end of period	$46.4	$20.3
Accounts Receivable, Net
Accounts receivable is presented net of an allowance for doubtful accounts of $11.6 million at July 4, 2021 and $12.3 million at January 3, 2021.

Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the second quarter and first six months of 2021 was 29.8% and 22.8%, respectively. The Company’s effective income tax rate for the second quarter and first six months of 2020 was 13.2% and 15.8%, respectively. The second quarter of 2021 includes net discrete income tax expense of $4.1 million and the and first six months of 2021 includes net discrete tax benefit of $2.2 million. The second quarter and six months of 2021 net discrete income tax amounts include $2.1 million and $6.9 million, respectively, related to share-based accounting. The second quarter and six months of 2021 net discrete income tax amounts also include $11.5 million expense related to foreign tax rate changes and a $5.3 million income tax benefit related to the release of a valuation allowance. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. The second quarter and first six months of 2020 includes net discrete income tax benefits of $10.4 million and $14.6 million, respectively. The second quarter and six months of 2020 net discrete tax benefits include $9.8 million and $14.5 million, respectively, related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 25.3% for the second quarter of 2021 and 23.9% for the first six months of 2021. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 22.8% for both the second quarter and first six months of 2020.
During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $357.8 million (Swedish kroner 3.1 billion) as of July 4, 2021. On March 26, 2020, FLIR received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA’s reassessment. FLIR has appealed the decision to the Administrative Court of Appeal in Stockholm. The Appellate Court hearing has been scheduled for September 15, 2021. Historically, FLIR has not accrued a liability for this matter. No adjustments have been made for this Swedish tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Swedish tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period. An adverse resolution to this Swedish tax matter could materially impact cash flow.
In addition, during 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of FLIR’s international subsidiaries is in breach of European Union state aid rules. Historically FLIR believed that it had paid all taxes assessed by Belgium in this matter. No adjustments have been made for this Belgium tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Belgium tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period.

Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	July 4, 2021	January 3, 2021
$1.15 billion credit facility due March 2026, weighted average variable rate of 1.19% at July 4, 2021 and 1.05% at January 3, 2021	$125.0	$125.0
Term loan due October 2024, variable rate of 0.98% at July 4, 2021 and 1.15% at January 3, 2021, swapped to a Euro fixed rate of 0.6120%	150.0	150.0
0.65% Fixed Rate Senior Notes due April 2023	300.0	—
0.95% Fixed Rate Senior Notes due April 2024	450.0	—
1.60% Fixed Rate Senior Notes due April 2026	450.0	—
2.25% Fixed Rate Senior Notes due April 2028	700.0	—
2.50% Fixed Rate Senior Notes due August 2030	500.0	—
2.75% Fixed Rate Senior Notes due April 2031	1,100.0	—
Term loan due March 2026, variable rate of 1.32% at July 4, 2021	1,000.0	—
3.09% Fixed Rate Senior Notes repaid March 2021	—	95.0
3.28% Fixed Rate Senior Notes repaid March 2021	—	100.0
0.70% €50 Million Fixed Rate Senior Notes repaid March 2021	—	61.1
0.92% €100 Million Fixed Rate Senior Notes repaid March 2021	—	122.1
1.09% €100 Million Fixed Rate Senior Notes repaid March 2021	—	122.1
Other debt	0.8	4.0
Debt discount and debt issuance costs	(33.8)	(0.8)
Total debt, net	4,742.0	778.5
Less: current portion of long-term debt and other debt	—	(97.6)
Total long-term debt, net of current portion	$4,742.0	$680.9
In the first quarter of 2021, Teledyne completed various financing activities related to the acquisition of FLIR and incurred related interest and debt expense totaling $33.1 million. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the acquisition of FLIR. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. We may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. In addition, we guaranteed $500.0 million of FLIR’s 2.50% Fixed Rate Senior Notes due August 2030. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement and Amended and Restated Credit Agreement with capacity of $1.15 billion both maturing on March 4, 2026. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. As a result of the completion of the permanent debt financing, on March 22, 2021 Teledyne terminated the $4.5 billion stand-by bridge facility. Teledyne used the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt.
At July 4, 2021, $743.5 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $281.5 million in outstanding letters of credit. The outstanding letters of credit include a $260.0 million letter of credit to the Swedish Tax Authority, related to a disputed 2018 tax reassessment issued to a FLIR subsidiary in Sweden.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at July 4, 2021 and January 3, 2021, approximated the carrying value.

Note 11. Lease Commitments
At July 4, 2021, Teledyne has right-of-use assets of $143.1 million and a total lease liability for operating leases of $165.0 million of which $134.5 million is included in long-term lease liabilities and $30.5 million is included in current accrued liabilities. Operating lease expense was $7.9 million and $14.3 million for the second quarter and first six months of 2021. Operating lease expense was $6.0 million and $12.1 million for the second quarter and first six months of 2020.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 3, 2021, included in the 2020 Form 10-K.
At July 4, 2021, the Company’s reserves for environmental remediation obligations totaled $6.4 million, of which $1.7 million is included in current accrued liabilities. At January 3, 2021, the Company’s reserves for environmental remediation obligations totaled $6.5 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
On April 24, 2018, FLIR entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. While FLIR has enhanced its trade compliance program more broadly, implemented and continues to implement remedial measures and has undergone its first external audit, adverse findings in the second audit, currently commencing, of FLIR’s ITAR compliance program could materially cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. As of July 4, 2021, FLIR has $3.5 million remaining to be paid under the Consent Agreement. FLIR’s investments to date in remedial compliance measures have been more than sufficient to cover the $15.0 million suspension amount.
In June 2017, the Bureau of Industry and Security (“BIS”) of the United States Department of Commerce informed FLIR of additional export licensing requirements that restricted the FLIR’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of FLIR’s products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations ("EAR") Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). FLIR has identified certain shipments that potentially violate these license requirements and voluntary disclosed this matter to BIS.
FLIR has made other voluntary disclosures to the U.S. Department of State and U.S. Department of Commerce, including to BIS with respect to the shipments of products from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology. If FLIR is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of its products, FLIR could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.
During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $357.8 million (Swedish kroner 3.1 billion) as of July 4, 2021. On March 26, 2020, FLIR received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the

STA’s reassessment. FLIR has appealed the decision to the Administrative Court of Appeal in Stockholm. The Appellate Court hearing has been scheduled for September 15, 2021. Historically, FLIR has not accrued a liability for this matter. No adjustments have been made for this Swedish tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Swedish tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period. An adverse resolution to this Swedish tax matter could materially impact cash flow.
In addition, during 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of FLIR’s international subsidiaries is in breach of European Union state aid rules. Historically FLIR believed that it had paid all taxes assessed by Belgium in this matter. No adjustments have been made for this Belgium tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Belgium tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period..
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

	Second Quarter		Six Months
	2021	2020	2021	2020
Service cost — benefits earned during the period (in millions)	$2.7	$2.6	$5.4	$5.2

Pension non-service income (in millions):
Interest cost on benefit obligation	$5.6	$6.8	$11.2	$13.7
Expected return on plan assets	(14.2)	(14.3)	(28.5)	(28.6)
Amortization of prior service cost	(0.9)	(1.5)	(1.7)	(3.0)
Amortization of net actuarial loss	6.6	5.8	13.3	11.5
Curtailment/settlements	—	—	—	0.7
Pension non-service income	$(2.9)	$(3.2)	$(5.7)	$(5.7)
As part of the acquisition of FLIR, Teledyne acquired certain immaterial pension plans. Teledyne also sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. Postretirement benefits non-service expense is not material.
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
On May 14, 2021, the Company completed the acquisition of FLIR. The financial results of FLIR have been included since the date of the acquisition and are part of the Digital Imaging segment. See Note 3 to these Notes to Condensed Consolidated Financial Statements for information regarding the FLIR acquisition.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID, beginning in 2020, the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. Teledyne incurred $24.2 million and $25.1 million in expense related to these actions, including facility consolidation expense, for the second quarter and first six months of 2021 respectively, compared with $7.7 million and $11.4 million for the second quarter and first six months of 2020, respectively. The second quarter and first six months of 2021 includes $23.2 million related to FLIR. At July 4, 2021, Teledyne had a liability of approximately $1.0 million included in other current liabilities related to these actions.
The following table presents Teledyne’s segment disclosures (dollars in millions):

	Second Quarter		%	Six Months		%
	2021	2020	Change	2021	2020	Change
Net sales(a):
Digital Imaging (b)	$579.5	$237.6	143.9%	$842.8	$484.3	74.0%
Instrumentation	291.1	263.1	10.6%	577.6	548.2	5.4%
Aerospace and Defense Electronics	152.4	143.1	6.5%	303.6	299.4	1.4%
Engineered Systems	98.0	99.5	(1.5)%	202.7	196.0	3.4%
Total net sales	$1,121.0	$743.3	50.8%	$1,926.7	$1,527.9	26.1%
Operating income:
Digital Imaging (b)	$84.6	$46.8	80.8%	$136.6	$90.6	50.8%
Instrumentation	64.6	48.5	33.2%	124.0	99.3	24.9%
Aerospace and Defense Electronics	28.4	17.5	62.3%	56.7	30.9	83.5%
Engineered Systems	11.0	10.8	1.9%	25.9	22.2	16.7%
Corporate expense (c)	(84.2)	(13.8)	510.1%	(103.6)	(29.2)	254.8%
Operating income	$104.4	$109.8	(4.9)%	$239.6	$213.8	12.1%
(a) Net sales excludes inter-segment sales of $5.1 million and $9.3 million for the second quarter and first six months of 2021, respectively, and $5.5 million and $12.4 million for the second quarter and first six months of 2020, respectively.

(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition.
(c) Corporate expense for the second quarter and first six months of 2021 includes $70.5 million and $76.4 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	July 4, 2021	January 3, 2021
Digital Imaging (a)	$11,613.3	$2,000.8
Instrumentation	1,660.7	1,676.2
Aerospace and Defense Electronics	533.1	567.6
Engineered Systems	156.4	175.1
Corporate	259.4	665.1
Total identifiable assets	$14,222.9	$5,084.8
(a) The increase from January 3, 2021 was primarily due to assets acquired, including goodwill and acquired intangible assets, acquired in connection with the May 2021 FLIR acquisition.

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.
The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Second Quarter		Six Months
Instrumentation	2021	2020	2020	2020
Marine Instrumentation	$104.9	$109.9	$206.9	$219.2
Environmental Instrumentation	112.8	94.3	227.6	203.6
Test and Measurement Instrumentation	73.4	58.9	143.1	125.4
Total	$291.1	$263.1	$577.6	$548.2
We also disaggregate our revenue from contracts with customers by customer type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in our segments is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost type contracts. For the six months ended July 4, 2021, approximately 47% of net sales in the Engineered Systems segment was derived from fixed price contracts.

	Second Quarter Ended July 4, 2021			Six Months Ended July 4, 2021
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$112.8	$466.7	$579.5	$144.9	$697.9	$842.8
Instrumentation	20.8	270.3	291.1	43.4	534.2	577.6
Aerospace and Defense Electronics	54.9	97.5	152.4	108.6	195.0	303.6
Engineered Systems	88.4	9.6	98.0	187.6	15.1	202.7
	$276.9	$844.1	$1,121.0	$484.5	$1,442.2	$1,926.7
(a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended July 4, 2021				Six Months Ended July 4, 2021
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$265.8	$163.1	$150.6	$579.5	$346.0	$235.3	$261.5	$842.8
Instrumentation	218.4	60.5	12.2	291.1	431.8	119.1	26.7	577.6
Aerospace and Defense Electronics	126.9	25.5	—	152.4	252.4	51.2	—	303.6
Engineered Systems	98.0	—	—	98.0	202.7	—	—	202.7
	$709.1	$249.1	$162.8	$1,121.0	$1,232.9	$405.6	$288.2	$1,926.7
(a) Net sales by geographic region of origin.

	Second Quarter Ended June 28, 2020			Six Months Ended June 28, 2020
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$30.1	$207.5	$237.6	$59.4	$424.9	$484.3
Instrumentation	21.4	241.7	263.1	35.5	512.7	548.2
Aerospace and Defense Electronics	57.8	85.3	143.1	111.6	187.8	299.4
Engineered Systems	96.5	3.0	99.5	184.8	11.2	196.0
	$205.8	$537.5	$743.3	$391.3	$1,136.6	$1,527.9
(a) Includes sales as a prime contractor or subcontractor.

	Second Quarter Ended June 28, 2020				Six Months Ended June 28, 2020
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$78.0	$61.8	$97.8	$237.6	$155.6	$130.6	$198.1	$484.3
Instrumentation	211.3	43.1	8.7	263.1	429.1	98.0	21.1	548.2
Aerospace and Defense Electronics	125.1	17.8	0.2	143.1	257.0	42.0	0.4	299.4
Engineered Systems	99.5	—	—	99.5	196.0	—	—	196.0
	$513.9	$122.7	$106.7	$743.3	$1,037.7	$270.6	$219.6	$1,527.9
(a) Net sales by geographic region of origin.

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
In connection with this strategy, on May 14, 2021, Teledyne completed the acquisition of FLIR Systems, Inc. (“FLIR”), our largest acquisition to date, in a cash and stock transaction valued at approximately $8.1 billion, comprising of net cash payments of $3.7 billion, $3.9 billion of Teledyne shares issued to existing FLIR shareholders, and the assumption of FLIR debt of $0.5 billion. As a combined company, we will uniquely provide a full spectrum of imaging technologies and products spanning X-ray through infrared and from components to complete imaging systems. We will also provide a complete range of unmanned systems and imaging payload across all domains ranging from deep sea to deep space. FLIR is part of the Digital Imaging segment.
FLIR Acquisition and Debt Activities
FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share. In the first quarter of 2021, Teledyne completed various financing activities related to the acquisition of FLIR. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the acquisition of FLIR and terminated the $4.5 billion stand-by bridge facility. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. In addition, we guaranteed $500.0 million of FLIR’s 2.50% Fixed Rate Senior Notes due August 2030. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement and Amended and Restated Credit Agreement with capacity of $1.15 billion both maturing on March 4, 2026. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. Teledyne used the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt. The results of the FLIR acquisition have been included in Teledyne’s results since the date of the acquisition.

At July 4, 2021, total debt was $4,742.0 million, compared with total debt of $778.5 million at January 3, 2021. The debt balance at July 4, 2021, includes the debt incurred to fund the cash portion of the consideration for the FLIR acquisition. At July 4, 2021, $743.5 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $281.5 million in outstanding letters of credit. The outstanding letters of credit include a $260.0 million letter of credit to the Swedish Tax Authority, related to a disputed 2018 tax reassessment issued to a FLIR subsidiary in Sweden.
COVID
With regard to the COVID pandemic, our first priority remains the health and safety of our employees and their families. Our manufacturing sites are deemed essential businesses and have remained operational during the pandemic. While we continue enhanced cleaning protocols, we are following local requirements with respect to social distancing, usage of personal protective equipment and other prevention measures. We are encouraging our employees to get vaccinated.
While no company is immune to global economic challenges, Teledyne's business portfolio is well-balanced across end markets and geographies, and includes a high degree of businesses serving critical infrastructure sectors such as the defense industrial base, water and wastewater, and healthcare and public health. However, given the continuing dynamic nature of this situation, the Company may not fully estimate the impacts of COVID on its financial condition, results of operations or cash flows.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID, beginning in 2020, the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace.
2020 Acquisition of OakGate Technology, Inc.
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

Results of Operations

	Second Quarter		Six Months
(in millions)	2021	2020	2021	2020
Net sales	$1,121.0	$743.3	$1,926.7	$1,527.9
Costs and expenses
Cost of sales	663.1	460.6	1,155.6	953.2
Selling, general and administrative expenses (a)	320.7	163.2	488.9	341.6
Acquired intangible asset amortization (a)	32.8	9.7	42.6	19.3
Total costs and expenses	1,016.6	633.5	1,687.1	1,314.1
Operating income	104.4	109.8	239.6	213.8
Interest and debt expense, net	(21.2)	(3.7)	(56.9)	(7.8)
Non-service retirement benefit income	2.8	3.2	5.6	5.7
Other income (expense), net	6.1	(1.4)	5.1	(2.8)
Income before income taxes	92.1	107.9	193.4	208.9
Provision for income taxes	27.4	14.2	44.0	33.0
Net income	$64.7	$93.7	$149.4	$175.9
(a)    Acquired intangible asset amortization was previously included in selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.

	Second Quarter		%	Six Months		%
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net sales (a):
Digital Imaging (b)	$579.5	$237.6	143.9%	$842.8	$484.3	74.0%
Instrumentation	291.1	263.1	10.6%	577.6	548.2	5.4%
Aerospace and Defense Electronics	152.4	143.1	6.5%	303.6	299.4	1.4%
Engineered Systems	98.0	99.5	(1.5)%	202.7	196.0	3.4%
Total net sales	$1,121.0	$743.3	50.8%	$1,926.7	$1,527.9	26.1%
Operating income:
Digital Imaging (b)	$84.6	$46.8	80.8%	$136.6	$90.6	50.8%
Instrumentation	64.6	48.5	33.2%	124.0	99.3	24.9%
Aerospace and Defense Electronics	28.4	17.5	62.3%	56.7	30.9	83.5%
Engineered Systems	11.0	10.8	1.9%	25.9	22.2	16.7%
Corporate expense (c)	(84.2)	(13.8)	510.1%	(103.6)	(29.2)	254.8%
Total operating income	$104.4	$109.8	(4.9)%	$239.6	$213.8	12.1%
(a) Net sales excludes inter-segment sales of $5.1 million and $9.3 million for the second quarter and first six months of 2021, respectively, and $5.5 million and $12.4 million for the second quarter and six months of 2020, respectively.
(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition.
(c) Corporate expense for the second quarter and first six months of 2021 includes $70.5 million and $76.4 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

The table below presents net sales and cost of sales by segment and total company:

	Second Quarter		Six Months
(dollars in millions)	2021	2020	2021	2020
Digital Imaging
Net sales	$579.5	$237.6	$842.8	$484.3
Cost of sales	$328.7	$135.8	$482.5	$281.3
Cost of sales as a % of net sales	56.7%	57.1%	57.3%	58.1%
Instrumentation
Net sales	$291.1	$263.1	$577.6	$548.2
Cost of sales	$153.4	$147.5	$309.3	$305.3
Cost of sales as a % of net sales	52.7%	56.1%	53.5%	55.7%
Aerospace and Defense Electronics
Net sales	$152.4	$143.1	$303.6	$299.4
Cost of sales	$99.9	$96.4	$199.5	$207.2
Cost of sales as a % of net sales	65.6%	67.4%	65.7%	69.2%
Engineered Systems
Net sales	$98.0	$99.5	$202.7	$196.0
Costs of sales	$81.1	$80.9	$164.3	$159.4
Cost of sales as a % of net sales	82.8%	81.3%	81.1%	81.3%
Total Company
Net sales	$1,121.0	$743.3	$1,926.7	$1,527.9
Costs of sales	$663.1	$460.6	$1,155.6	$953.2
Cost of sales as a % of net sales	59.2%	62.0%	60.0%	62.4%

Second Quarter and First Six Months Results
The following is a discussion of our 2021 second quarter and first six months results compared with the 2020 second quarter and first six months results. Comparisons are with the corresponding reporting period of 2020, unless noted otherwise. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.
Second quarter of 2021 compared with the second quarter of 2020
Our second quarter of 2021 net sales increased 50.8%. Net income for the second quarter of 2021 decreased 30.9%. Net income per diluted share was $1.48 for the second quarter of 2021, compared with net income per diluted share of $2.48.
The second quarter of 2021 net sales included $301.4 million in incremental net sales from the acquisition of FLIR. In connection with the FLIR acquisition, Teledyne incurred pretax expenses of $140.7 million, which included $42.3 million of transaction and integration-related costs, $52.2 million for the settlement of FLIR employee and director stock awards, $22.8 million in acquired intangible asset amortization expense and $23.4 million in acquired inventory step-up expense. The second quarter of 2021 also included $10.0 million of acquired intangible asset amortization expense for acquisitions completed in prior periods. The second quarter of 2020 included pretax charges of $17.8 million which included $9.7 million in acquired intangible asset amortization expense and $8.1 million in severance, facility consolidation and acquisition costs. The second quarter of 2021 reflected net discrete income tax expense of $4.1 million compared with net discrete income tax benefits of $10.4 million.
Net Sales
The second quarter of 2021 net sales, compared with the second quarter of 2020 net sales, reflected higher net sales in each segment except the Engineered Systems segment, which decreased slightly. The second quarter of 2021 included $301.4 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth. The second quarter of 2021 net sales reflected the historical uneven sales pattern for FLIR which resulted in higher sales in the second half of the quarter.
Cost of Sales
Cost of sales increased $202.5 million in the second quarter of 2021 and primarily reflect the increase in net sales. Cost of sales as a percentage of net sales decreased for the second quarter of 2021 to 59.2%, from 62.0%. The lower cost of sales percentage in 2021, primarily reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Teledyne businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, increased $157.5 million in the second quarter of 2021 and primarily reflected the impact of higher net sales, as well as acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Selling, general and administrative expenses for the second quarter of 2021, as a percentage of net sales increased to 28.6% from 22.0%. The higher percentage in 2021 primarily reflected the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Corporate expense, which is included in selling, general and administrative expenses, was $84.2 million for the second quarter of 2021, compared with $13.8 million and reflected $70.5 million in acquisition-related transaction and purchase accounting expenses. Stock option compensation expense was $3.6 million for the second quarter of 2021 compared with $5.7 million. The decrease in stock option expense in the second quarter of 2021, reflects the absence of stock option grants in the first six months of 2021.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the second quarter of 2021 was $32.8 million, compared with $9.7 million. The second quarter of 2021 includes $22.8 million in acquired intangible asset amortization from the FLIR acquisition.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For the second quarter of 2021, pension service expense was $2.7 million compared with $2.6 million. For 2021, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans was 2.64% compared with 3.41% in 2020.
Operating Income
Operating income for the second quarter of 2021 decreased 4.9%. The second quarter of 2021, compared with the second quarter of 2020, reflected higher operating income in each business segment, offset by higher corporate expense. Operating income in the second quarter of 2021 included $70.5 million in corporate expense and $70.2 million of expense in the Digital Imaging segment for acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The second quarter of 2020 included pretax charges of $17.8 million which included $9.7 million in acquired intangible asset amortization expense and $8.1 million in severance, facility consolidation and acquisition costs. The incremental operating income included in the results for the second quarter of 2021 from the FLIR acquisition was $23.8 million, which included $70.2 million of acquisition-related transaction and purchase accounting expenses.

Interest and Debt Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest and debt expense, net of interest income, was $21.2 million for the second quarter of 2021, compared with $3.7 million, and primarily reflected interest and debt expense on the debt incurred to fund the cash portion of the FLIR acquisition. Non-service retirement benefit income was $2.8 million for the second quarter of 2021, compared with $3.2 million. Other income and expense was income of $6.1 million for the second quarter of 2021, compared with expense of $1.4 million. The second quarter 2021 amount included $4.0 million in foreign currency income, compared with $2.5 million in foreign currency expense in the second quarter of 2020.
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
The Company’s effective income tax rate for the second quarter of 2021 was 29.8%, compared with 13.2%. The second quarter of 2021 reflected net discrete income tax expense of $4.1 million, which included $11.5 million expense related to foreign tax rate changes, partially offset by a $5.3 million income tax benefit related to the release of a valuation allowance and a $2.1 million income tax benefit related to share-based accounting. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. The second quarter of 2020 included net discrete tax benefits of $10.4 million, which included a $9.8 million income tax benefit related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 25.3% for the second quarter of 2021 and 22.8% for the second quarter of 2020. The Company’s annual effective tax rate for fiscal year 2021 is expected to be 23.9% before discrete tax items. In addition, we currently expect less discrete tax items in 2021 compared with 2020.
First six months of 2021 compared with the first six months of 2020
Our first six months of 2021 net sales increased 26.1% and included $301.4 million in incremental net sales from the acquisition FLIR. Net income for the first six months of 2021 decreased 15.1%. Net income per diluted share was $3.66 for the first six months of 2021 compared with net income per diluted share of $4.65. In connection with the FLIR acquisition, in the first six months of 2021, Teledyne incurred pretax expenses of $177.2 million, which included $48.2 million of transaction and integration-related costs, $52.2 million for the settlement of FLIR employee and director stock awards, $22.8 million in acquired intangible asset amortization expense, $23.4 million in acquired inventory step-up expense and $30.6 million in bridge loan and debt extinguishment fees. The first six months of 2021 also included $19.8 million of acquired intangible asset amortization expense for acquisitions completed in prior periods. The first six months of 2020 included pretax charges of $31.1 million which included $19.3 million in acquired intangible asset amortization expense and $11.8 million in severance, facility consolidation, acquisition and certain changes in contract cost estimates. The first six months of 2021 included net discrete income tax benefits of $2.2 million, compared with $14.6 million.
Net Sales
The first six months of 2021 net sales, compared with the first six months of 2020 net sales, reflected higher net sales in each segment. The first six months of 2021 included $301.4 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth. The first six months of 2021 net sales reflected the historical uneven sales pattern for FLIR which resulted in higher sales in the last month of the quarter.
Cost of Sales
Cost of sales increased $202.4 million in the first six months of 2021 and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for the six months of 2021 decreased to 60.0%, compared with 62.4%. The lower cost of sales percentage in 2021, primarily reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Teledyne businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development, increased by $147.3 million in the first six months of 2021 and primarily reflected the impact of higher net sales, as well as $122.9 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Selling, general and administrative expenses for the first six months of 2021, as a percentage of net sales, increased to 25.4% compared with 22.4%. The higher percentage in 2021 primarily reflected the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. In the first six months of 2021 and 2020, we recorded a total of $7.8 million and $13.1 million, respectively, in stock option compensation expense. The decrease in stock option expense in the first six months of 2021, reflects the absence of stock option grants in the first six months of 2021.

Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first six months of 2021 was $42.6 million, compared with $19.3 million. The first six months of 2021 includes $22.8 million in acquired intangible asset amortization from the 2021 FLIR acquisition.
Pension Service Expense
Pension service expense for the first six months of 2021 was $5.4 million compared with $5.2 million.
Operating Income
Operating income for the first six months of 2021 increased 12.1%. The first six months of 2021 compared with the first six months of 2020, reflected higher operating income in each segment. Corporate expense was $103.6 million in the first six months of 2021 compared with $29.2 million and reflected $76.4 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition in 2021. The incremental operating income included in the results for the first six months of 2021 from the FLIR acquisition was $23.8 million, which included $70.2 million of acquisition-related transaction and purchase accounting expenses.
Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $56.9 million for the first six months of 2021, compared with $7.8 million and primarily reflected interest and debt expense on the debt incurred to fund the cash portion of the FLIR acquisition. Other income and expense was income of $5.1 million for the first six months of 2021 compared with expense of $2.8 million. The first six months of 2021 amount included $2.4 million in foreign currency income, compared with $2.7 million in foreign currency expense in the first six months of 2020.
Income Taxes
The Company’s effective income tax rate for the first six months of 2021 was 22.8% compared with 15.8%. The first six months of 2021 reflected $2.2 million in net discrete income tax benefits, which included a $6.9 million income benefit related to share-based accounting and a $5.3 million income tax benefit related to the release of a valuation allowance partially offset by $11.5 million expense related to foreign tax rate changes. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. The first six months of 2020 reflected $14.6 million in net discrete income tax benefits, which included a $14.5 million income benefit related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.9% for the first six months of 2021 and 22.8% for the first six months of 2020.
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

Digital Imaging

	Second Quarter		Six Months
(dollars in millions)	2021 (a)	2020	2021 (a)	2019
Net sales	$579.5	$237.6	$842.8	$484.3
Cost of sales	$328.7	$135.8	$482.5	$281.3
Selling, general and administrative expenses	$138.8	$50.6	$191.7	$103.4
Acquired intangible asset amortization	$27.4	$4.4	$32.0	$9.0
Operating income	$84.6	$46.8	$136.6	$90.6
Cost of sales as a % of net sales	56.7%	57.1%	57.3%	58.1%
Selling, general and administrative expenses as a % of net sales	24.0%	21.3%	22.7%	21.3%
Acquired intangible asset amortization as a % of net sales	4.7%	1.9%	3.8%	1.9%
Operating income as a % of net sales	14.6%	19.7%	16.2%	18.7%
(a)    On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition.
Second quarter of 2021 compared with the second quarter of 2020
The Digital Imaging segment’s second quarter of 2021 net sales increased 143.9%. Operating income for the second quarter of 2021 increased 80.8%.

The second quarter of 2021 net sales increase included $301.4 million of incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras, micro-electro-mechanical systems (“MEMS”) and geospatial imaging software. The second quarter of 2021 net sales reflected the historical concentration of FLIR net sales in the second half of the quarter. The increase in operating income in the second quarter of 2021 reflected the historical concentration of FLIR net sales which were disproportionately higher than the operating expenses, partially offset by $70.2 million of FLIR acquisition related transaction and purchase accounting expenses, which included $24.0 million of integration-related costs, $22.8 million in acquired intangible asset amortization expense and $23.4 million in inventory step-up expense. The increase in operating income also reflected the impact of organic sales growth. The incremental operating income included in the results for the second quarter of 2021 from the FLIR acquisition was $23.8 million, which included $70.2 million of acquisition-related transaction and purchase accounting expenses.
The second quarter of 2021 cost of sales increased $192.9 million and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for the second quarter of 2021 decreased slightly to 56.7% from 57.1%. Second quarter 2021 selling, general and administrative expenses increased $88.2 million and reflected the impact of higher net sales, as well as the acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The selling, general and administrative expense percentage increased to 24.0% in the second quarter of 2021 from 21.3%. The increase was primarily due to the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.
First six months of 2021 compared with the first six months of 2020
The Digital Imaging segment’s first six months of 2021 net sales increased 74.0%. Operating income for the first six months of 2021 increased 50.8%.
The first six months of 2021 net sales included $301.4 million incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras, MEMS detectors for space imaging applications and geospatial imaging systems. The second quarter of 2021 net sales reflected the historical uneven sales pattern for FLIR which resulted in higher sales in the second half of the quarter. The increase in operating income in the second quarter of 2021 reflected the net sales contribution from FLIR, along with a disproportionately lower level of operating expenses, partially offset by $70.2 million of acquisition-related transaction and purchase accounting expenses related to FLIR which included $24.0 million of integration-related costs, $22.8 million in acquired intangible asset amortization expense and $23.4 million in inventory step-up expense. The increase in operating income also reflected the impact of organic sales growth. The incremental operating income included in the results for the first six months of 2021 from the FLIR acquisition was $23.8 million, which included $70.2 million of acquisition-related transaction and purchase accounting expenses.
The first six months of 2021 cost of sales increased $201.2 million and reflected the impact of higher sales. The cost of sales percentage in 2021 decreased to 57.3%, compared with 58.1%. Selling, general and administrative expenses, increased $88.3 million in the first six months of 2021 and reflected the impact of higher net sales, as well as the acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The selling, general and administrative expense percentage increased to 22.7%% in the first six months of 2021 from 21.4%. The increase was primarily due to the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.
Instrumentation

	Second Quarter		Six Months
(dollars in millions)	2021	2020	2021	2020
Net sales	$291.1	$263.1	$577.6	$548.2
Cost of sales	$153.4	$147.5	$309.3	$305.3
Selling, general and administrative expenses	$67.9	$62.0	$134.1	$133.7
Acquired intangible asset amortization	$5.2	$5.1	$10.2	$9.9
Operating income	$64.6	$48.5	$124.0	$99.3
Cost of sales as a % of net sales	52.7%	56.1%	53.5%	55.7%
Selling, general and administrative expenses as a % of net sales	23.3%	23.6%	23.2%	24.4%
Acquired intangible asset amortization as a % of net sales	1.8%	1.9%	1.8%	1.8%
Operating income as a % of net sales	22.2%	18.4%	21.5%	18.1%
Second quarter of 2021 compared with the second quarter of 2020
The Instrumentation segment’s second quarter of 2021 net sales increased 10.6%. Operating income for the second quarter of 2021 increased 33.2%.

The second quarter of 2021 net sales increase resulted from higher sales of environmental instrumentation and test and measurement instrumentation, partially offset by lower sales of marine instrumentation. Sales of environmental instrumentation and test and measurement instrumentation increased $18.5 million and $14.5 million, respectively. Sales of marine instrumentation decreased $5.0 million. The increase in operating income reflected the impact of higher sales and improved margins across most product categories resulting from ongoing margin improvement initiatives.
The second quarter of 2021 cost of sales increased $5.9 million. Cost of sales as a percentage of net sales for the second quarter of 2021 decreased to 52.7% from 56.1%. Second quarter 2021 selling, general and administrative expenses increased $5.9 million, primarily as a result of higher net sales. The selling, general and administrative expense percentage decreased slightly to 23.3% in the second quarter of 2021 from 23.6%.
First six months of 2021 compared with the first six months of 2020
The Instrumentation segment’s first six months 2021 net sales increased 5.4%. Operating income for the first six months of 2021 increased of 24.9%. The first six months of 2021 net sales increase resulted from higher sales of environmental instrumentation and test and measurement instrumentation, partially offset by lower sales of marine instrumentation. Sales of environmental instrumentation and test and measurement instrumentation increased $24.0 million and $17.7 million, respectively. Sales of marine instrumentation decreased $12.3 million. The increase in operating income the first six months of 2021 reflected the impact of higher sales and improved margins across most product categories resulting from ongoing margin improvement initiatives.
The first six months of 2021 cost of sales increased by $4.0 million and primarily reflected the impact of higher sales. The cost of sales percentage decreased to 53.5% from 55.7%. The first six months of 2021 selling, general and administrative expenses increased by $0.4 million. The selling, general and administrative expense percentage decreased to 23.2% in the first six months of 2021 from 24.4%.
Aerospace and Defense Electronics

	Second Quarter		Six Months
(dollars in millions)	2021	2020	2021	2019
Net sales	$152.4	$143.1	$303.6	$299.4
Cost of sales	$99.9	$96.4	$199.5	$207.2
Selling, general and administrative expenses	$23.9	$29.0	$47.0	$60.9
Acquired intangible asset amortization	$0.2	$0.2	$0.4	$0.4
Operating income	$28.4	$17.5	$56.7	$30.9
Cost of sales as a % of net sales	65.6%	67.4%	65.7%	69.2%
Selling, general and administrative expenses as a % of net sales	15.7%	20.3%	15.5%	20.4%
Acquired intangible asset amortization as a % of net sales	0.1%	0.1%	0.1%	0.1%
Operating income as a % of net sales	18.6%	12.2%	18.7%	10.3%
Second quarter of 2021 compared with the second quarter of 2020
The Aerospace and Defense Electronics segment’s second quarter of 2021 net sales increased 6.5%. Operating income for the second quarter of 2021 increased 62.3%.
The second quarter of 2021 net sales reflected $9.4 million of higher sales for defense and space electronics, partially offset by slightly lower sales of aerospace electronics of $0.1 million. Operating income in the second quarter of 2021 reflected the impact of higher sales and a lower cost structure due to actions taken in 2020, lower severance, facility consolidation and lower research and development costs. Operating income in the second quarter of 2021 included $0.1 million in severance and facility consolidation costs, compared with $5.2 million in severance and facility consolidation costs. Research and development expense was lower by $3.1 million in the second quarter of 2021, and primarily reflected lower spending for aerospace electronics.
The second quarter of 2021 cost of sales increased $3.5 million and reflected the impact of higher sales, partially offset by lower severance and facility consolidation expense. Cost of sales as a percentage of net sales for the second quarter of 2021 decreased to 65.6% from 67.4% and reflected impact of lower severance and facility consolidation expense. Selling, general and administrative expenses, including research and development expense, decreased to $23.9 million in the second quarter of 2021 from $29.0 million and reflected the impact of impact of lower severance, facility consolidation and lower research and development expense, partially offset by the impact of higher net sales. The selling, general and administrative expense percentage decreased to 15.7% in the second quarter of 2021 from 20.3% and reflected the impact of lower severance, facility consolidation and lower research and development expense.

First six months of 2021 compared with the first six months of 2020
The Aerospace and Defense Electronics segment’s first six months of 2021 net sales increased 1.4%. Operating income for the first six months of 2021 increased 83.5%.
The first six months of 2021 net sales reflected $15.0 million of higher sales for defense and space electronics, partially offset by lower sales of $10.8 million for aerospace electronics. The weakness in the commercial aerospace industry, due to COVID, has negatively affected sales of aerospace electronics. The increase in operating income in the first six months of 2021 primarily reflected the impact of higher sales and $8.2 million of lower severance, facility consolidation cost. Research and development expense was lower by $7.8 million in the first six months of 2021, and primarily reflected lower spending for aerospace electronics.
The first six months of 20211 cost of sales decreased by $7.7 million and reflected the impact of lower severance and facility consolidation costs, partially offset by higher sales. Cost of sales as a percentage of sales for the first six months of 2021 decreased to 65.7%% from 69.2% in the first six months of 2021 and reflected impact of lower severance and facility consolidation costs. Selling, general and administrative expenses, including research and development expense, decreased to $47.0 million in the first six months of 2021, compared with $60.9 million for the first six months of 2020 and impact of lower severance, facility consolidation and lower research and development expense. The selling, general and administrative expense percentage decreased to 15.5% in the first six months of 2021, compared with 20.4% and reflected impact of lower severance, facility consolidation and lower research and development expense.
Engineered Systems

	Second Quarter		Six Months
(dollars in millions)	2021	2020	2021	2020
Net sales	$98.0	$99.5	$202.7	$196.0
Cost of sales	$81.1	$80.9	$164.3	$159.4
Selling, general and administrative expenses	$5.9	$7.8	$12.5	$14.4
Operating income	$11.0	$10.8	$25.9	$22.2
Cost of sales as a % of net sales	82.8%	81.3%	81.1%	81.3%
Selling, general and administrative expenses as a % of net sales	6.0%	7.8%	6.1%	7.4%
Operating income as a % of net sales	11.2%	10.9%	12.8%	11.3%
Second quarter of 2021 compared with the second quarter of 2020
The Engineered Systems segment’s second quarter of 2021 net sales decreased 1.5%. Operating income for the second quarter of 2020 increased 1.9%.
The second quarter of 2021 net sales reflected higher sales of $3.0 million of engineered products and $0.7 million for energy systems, more than offset by lower sales of $5.2 million of turbine engines. The higher sales for engineered products primarily reflected increased sales from missile defense and marine manufacturing programs. Teledyne exited the turbine engine business in the first quarter of 2021.
The second quarter of 2021 cost of sales increased $0.2 million. Cost of sales as a percentage of net sales for the second quarter of 2021 increased to 82.8% from 81.3%. Selling, general and administrative expense was $5.9 million for the second quarter of 2021, compared with $7.8 million. The selling, general and administrative expense percentage was 6.0% for the second quarter of 2021 compared with 7.8%.
First six months of 2021 compared with the first six months of 2020
The Engineered Systems segment’s first six months of 2021 net sales increased 3.4%. Operating income for the first six months of 2021 increased 16.7%.
The first six months of 2021 net sales reflected higher sales of $11.7 million of engineered products and services, partially offset by lower net sales of $4.9 for turbine engines and $0.1 million of lower sales of energy systems products. The higher sales for engineered products primarily reflected increased sales from missile defense and other marine manufacturing programs, as well as electronic manufacturing services products. Operating income in the first six months of 2021 reflected the impact of higher sales.
The first six months of 2021 cost of sales increased by $4.9 million and primarily reflected the impact of higher sales. Cost of sales as a percentage of sales for the first six months of 2021 decreased slightly to 81.1% from 81.3%. Selling, general and administrative expenses, including research and development expense, decreased to $12.5 million for the first six months of 2021, compared with $14.4 million for the first six months of 2020. The selling, general and administrative expense percentage decreased to 6.1% for the first six months of 2021 compared with 7.4%.

Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $336.2 million for the first six months of 2021, compared with net cash provided by operating activities of $232.2 million. The higher cash provided by operating activities in the first six months of 2021 reflects improved working capital management, which included a focus on inventory reduction initiatives, and the cash flow contribution from FLIR, partially offset by after tax payments of $66.7 million for expenses related to the FLIR acquisition and $33.6 million in higher income tax payments.
Our net cash used by investing activities was $3,761.8 million for the first six months of 2021, compared with net cash used by investing activities of $65.7 million. The 2021 amount includes the cash portion of the purchase price for the FLIR acquisition of $3.7 billion, net of cash acquired. The first six months of 2020 included $29.0 million for the OakGate acquisition acquired on January 5, 2020. Capital expenditures for the first six months of 2021 and 2020 were $38.4 million and $36.8 million, respectively.
Our goodwill was $7,515.9 million at July 4, 2021 and $2,150.0 million at January 3, 2021. The increase in goodwill primarily reflected preliminary amounts recorded for the FLIR acquisition. Teledyne’s net acquired intangible assets were $2,765.8 million at July 4, 2021 and $409.7 million at January 3, 2021. The increase in the balance of net acquired intangible assets reflected preliminary amounts recorded for the FLIR acquisition. The Company is in the process of specifically identifying the amount assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The amounts recorded as of July 4, 2021 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
Financing activities provided cash of $3,451.4 million for the first six months of 2021, compared with cash provided by financing activities of $27.8 million. The higher cash provided by financing activities in the first six months of 2021 included the proceeds of debt incurred to fund the cash portion of the FLIR acquisition. Proceeds from the exercise of stock options were $15.9 million for the first six months of 2021 compared with $28.2 million for the first six months of 2020.
Total debt at July 4, 2021 was $4,742.0 million compared with $778.5 million at January 3, 2021. The debt balance at July 4, 2021, includes the debt incurred in 2021 for the cash portion of the consideration for the FLIR acquisition. At July 4, 2021, Teledyne had $298.3 million in outstanding letters of credit. At July 4, 2021, $743.5 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $281.5 million in outstanding letters of credit. The outstanding letters of credit include a $260.0 million letter of credit to the Swedish Tax Authority (“STA”), related to a disputed 2018 tax reassessment issued to a FLIR subsidiary in Sweden. The disputed tax reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $357.8 million (Swedish kroner 3.1 billion) as of July 4, 2021. On March 26, 2020, FLIR received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA’s reassessment. FLIR has appealed the decision to the Administrative Court of Appeal in Stockholm. The Appellate Court hearing has been scheduled for September 15, 2021. Historically, FLIR has not accrued a liability for this matter. No adjustments have been made for this Swedish tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Swedish tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period. An adverse resolution to this Swedish tax matter could materially impact cash flow.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under the $1.150 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may raise additional capital. We currently expect to spend approximately $132.0 million for capital expenditures in 2021, of which $38.4 million has been spent in the first six months of 2021. No cash pension contributions have been made since 2013 or are planned for the remainder of 2021 for the domestic qualified pension plans.
Our credit agreements require Teledyne to comply with various financial and operating covenants and at July 4, 2021, the Company was in compliance with these covenants. As of July 4, 2021, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At July 4, 2021, the required financial ratios and the actual ratios were as follows:

$1.150 billion Credit Facility expires March 2026 and $150.0 million term loan due October 2024 (issued October 2019)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 4.75 to 1	3.7 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	8.5 to 1
a)    The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our $1.150 billion credit agreement.
b)    The Consolidated Interest Coverage Ratio is equal to EBITDA/Interest as defined in our $1.150 billion credit agreement.

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
Safe Harbor Cautionary Statement Regarding Forward-Looking Information
From time to time we make, and this report contains, forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995, directly or indirectly relating to sales, earnings, operating margin, growth opportunities, acquisitions, including the acquisition of FLIR, product sales, capital expenditures, pension matters, stock-based compensation expense, the credit facility, interest expense, severance, relocation and facility consolidation costs, environmental remediation costs, taxes, exchange rate fluctuations and strategic plans. Forward-looking statements are generally accompanied by words such as “estimate”, “project”, “predict”, “believes” or “expect”, that convey the uncertainty of future events or outcomes. All statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q that are not historical in nature should be considered forward-looking.
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, including facility closures and furloughs and travel restrictions; the inability to integrate FLIR successfully, to retain customers and key employees and to achieve operating synergies, including the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Teledyne and FLIR do business; changes in relevant tax and other laws; risks associated with indebtedness, including that incurred as a result of financing transactions undertaken in connection with the acquisition of FLIR, as well as our ability to reduce indebtedness and the timing thereof; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s export matters; escalating economic and diplomatic tension between China and the United States; the impact of higher inflation; semiconductor and other supply chain shortages; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production could further negatively affect our businesses that supply the oil and gas industry. Continued weakness in the commercial aerospace industry will negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at July 4, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $9.6 million. A hypothetical 10 percent price change in the U.S. dollar from its value at July 4, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.9 million. A hypothetical 10 percent price change in the U.S. dollar from its value at July 4, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as fair value hedges to sell Swedish Krona and to buy U.S. dollars by approximately 17.0 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.
Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $1.150 billion credit facility and our $150.0 million term loan. As of July 4, 2021, we had $125.0 million in outstanding under our credit facility and $150.0 million outstanding under our term loan for a total $275.0 million. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.75 million, assuming the $275.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at July 4, 2021 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $30.2 million. A hypothetical 10 percent increase in the U.S. interest rates at July 4, 2021 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $2.0 million.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of July 4, 2021, are effective at the reasonable assurance level.
On May 14, 2021, we acquired FLIR and, as a result, we have begun integrating certain processes, systems and controls relating to FLIR into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of FLIR, during the quarter ended July 4, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
See Item 1 of Part 1, “Financial Statements -- Note 12 -- Lawsuits, Claims, Commitments, Contingencies and Related Matters.”

Item 1A.	Risk Factors
Except as set forth below, there are no material changes to the risk factors previously disclosed in our 2020 Form 10-K in response to Item 1A to Part 1 of Form 10-K. See also Part I Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding COVID risks and Part I Item 3, Quantitative and Qualitative Disclosures About Market Risk, for updated disclosures about interest rate exposure and exchange rate risks.
Risk factors related to newly-acquired FLIR business:
Adverse findings in matters related FLIR’s historical export control practices could materially impact us
On April 24, 2018, FLIR entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. While FLIR has enhanced its trade compliance program more broadly, implemented and continues to implement remedial measures and has undergone its first external audit, adverse findings in the second audit, currently commencing, of FLIR’s ITAR compliance program could materially cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. As of July 4, 2021, FLIR has $3.5 million remaining to be paid under the Consent Agreement. FLIR’s investments to date in remedial compliance measures have been more than sufficient to cover the $15.0 million suspension amount.
In June 2017, the Bureau of Industry and Security (“BIS”) of the United States Department of Commerce informed FLIR of additional export licensing requirements that restricted the FLIR’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of FLIR’s products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations ("EAR") Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). FLIR has identified certain shipments that potentially violate these license requirements and voluntary disclosed this matter to BIS.
FLIR has made other voluntary disclosures to the U.S. Department of State and U.S. Department of Commerce, including to BIS with respect to the shipments of products from non-U.S. jurisdictions which were not licensed due to incorrect de minimis calculation methodology. If FLIR is found to have violated applicable rules and regulations with respect to customers and limitations on the export and end use of its products, FLIR could be subject to substantial fines and penalties, suspension of existing licenses or other authorizations and/or loss or suspension of export privileges.
At this time, based on available information, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred in connection with these matters. However, an unfavorable outcome could result in substantial fines and penalties or loss or suspension of export privileges or of particular authorizations that could be material to the Company’s financial position, results of operations or cash flows in and following the period in which such an outcome becomes estimable or known.

Ongoing reviews of FLIR’s historical operations by foreign tax authorities could result in material tax assessments
During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and assesses taxes and penalties totaling approximately $357.8 million (Swedish kroner 3.1 billion) as of July 4, 2021. On March 26, 2020, FLIR received an adverse judgment from the First Instance Court of Sweden (the “Court”) regarding the STA’s reassessment. FLIR has appealed the decision to the Administrative Court of Appeal in Stockholm. The Appellate Court hearing has been scheduled for September 15, 2021. Historically, FLIR has not accrued a liability for this matter. No adjustments have been made for this Swedish tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Swedish tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period. An adverse resolution to this Swedish tax matter could materially impact cash flow.
In addition, during 2019, the European Commission announced the opening of a separate review to assess whether an excess profit tax ruling granted by Belgium to one of FLIR’s international subsidiaries is in breach of European Union state aid rules. Historically FLIR believed that it had paid all taxes assessed by Belgium in this matter. No adjustments have been made for this Belgium tax matter in Teledyne’s current preliminary estimates of the purchase price allocation. The final acquisition accounting adjustments for this Belgium tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period.

Item 6.	Exhibits

(a)	Exhibits

Exhibit 10.1
Second Supplemental Indenture, dated as of May 14, 2021, between Teledyne Technologies Incorporated, Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

Exhibit 10.2
Second Supplemental Indenture, dated as of May 14, 2021 between Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

Exhibit 10.3
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295).

Exhibit 10.4
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295).

Exhibit 10.5
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Term Loan Credit Agreement dated as of October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295).

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

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: July 30, 2021	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description

Exhibit 10.1
Second Supplemental Indenture, dated as of May 14, 2021, between Teledyne Technologies Incorporated, Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

Exhibit 10.2
Second Supplemental Indenture, dated as of May 14, 2021 between Teledyne FLIR, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295)

Exhibit 10.3
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Term Loan Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295).

Exhibit 10.4
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Credit Agreement dated as of March 4, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295).

Exhibit 10.5
Joinder Agreement of Teledyne FLIR, LLC, dated as of May 14, 2021, to Amended and Restated Term Loan Credit Agreement dated as of October 30, 2019, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated May 14, 2021) (File No. 1-15295).

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