Form 10-Q
period 2021-10-03
TELEDYNE TECHNOLOGIES INC
filed 2021-10-28
CIK 1094285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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
Yes  ☐    No  ☒
There were 46,655,176 shares of common stock, $.01 par value per share, outstanding as of October 25, 2021.

TELEDYNE TECHNOLOGIES INCORPORATED

Explanatory Note
On May 14, 2021, Teledyne Technologies Incorporated completed the acquisition of FLIR Systems, Inc. ( “FLIR”), and the financial results of FLIR have been included since the date of the acquisition. The financial statements of Teledyne Technologies Incorporated contained herein are as of and for the periods ended October 3, 2021, and reflect the results of the Company after giving effect to the acquisition of FLIR.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements
TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(Unaudited - Amounts in millions, except per-share amounts)

	Third Quarter		Nine Months
	2021	2020	2021	2020
Net sales	$1,311.9	$749.0	$3,238.6	$2,276.9
Costs and expenses
Cost of sales	787.7	458.5	1,943.3	1,411.7
Selling, general and administrative expenses	279.3	158.1	768.2	499.7
Acquired intangible asset amortization	55.3	9.9	97.9	29.2
Total costs and expenses	1,122.3	626.5	2,809.4	1,940.6
Operating income	189.6	122.5	429.2	336.3
Interest and debt expense, net	(23.8)	(4.1)	(80.7)	(11.9)
Non-service retirement benefit income	2.8	3.2	8.4	8.9
Other income (expense), net	(0.7)	(1.9)	4.4	(4.7)
Income before income taxes	167.9	119.7	361.3	328.6
Provision for income taxes	33.8	25.8	77.8	58.8
Net income	$134.1	$93.9	$283.5	$269.8

Basic earnings per common share	$2.88	$2.55	$6.75	$7.35
Weighted average common shares outstanding	46.6	36.8	42.0	36.7

Diluted earnings per common share	$2.81	$2.48	$6.58	$7.14
Weighted average diluted common shares outstanding	47.7	37.8	43.1	37.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(Unaudited - Amounts in millions)

	Third Quarter		Nine Months
	2021	2020	2021	2020
Net income	$134.1	$93.9	$283.5	$269.8
Other comprehensive income (loss):
Foreign exchange translation adjustment	(44.0)	38.7	(39.8)	(21.2)
Hedge activity, net of tax	(4.5)	2.6	(4.1)	0.6
Pension and postretirement benefit adjustments, net of tax	4.4	2.9	13.2	9.6
Other comprehensive income (loss)	(44.1)	44.2	(30.7)	(11.0)
Comprehensive income	$90.0	$138.1	$252.8	$258.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - Amounts in millions, except share amounts)

	October 3, 2021	January 3, 2021
Assets
Current Assets
Cash and cash equivalents	$551.8	$673.1
Accounts receivable, net	759.6	402.0
Unbilled receivables, net	271.7	222.1
Inventories, net	833.2	347.3
Prepaid expenses and other current assets	118.6	78.1
Total current assets	2,534.9	1,722.6
Property, plant and equipment, net of accumulated depreciation and amortization of $749.0 at October 3, 2021 and $673.4 at January 3, 2021	858.1	489.3
Goodwill	7,899.5	2,150.0
Acquired intangibles, net	2,705.2	409.7
Prepaid pension assets	87.0	67.9
Operating lease right-of-use assets	137.7	123.4
Other assets, net	225.1	121.9
Total Assets	$14,447.5	$5,084.8
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$427.6	$229.1
Accrued liabilities	994.2	434.2
Current portion of long-term debt and other debt	—	97.6
Total current liabilities	1,421.8	760.9
Long-term debt, net of current portion	4,441.7	680.9
Long-term operating lease liabilities	130.1	116.5
Long-term deferred tax liabilities	641.9	39.0
Other long-term liabilities	395.4	258.9
Total Liabilities	7,030.9	1,856.2
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value; outstanding shares - none	—	—
Common stock, $0.01 par value; authorized 125,000,000 shares; issued shares: 47,194,766 at October 3, 2021 and 37,697,865 at January 3, 2021; outstanding shares: 46,653,888 at October 3, 2021 and 36,951,607 at January 3, 2021	0.5	0.4
Additional paid-in capital	4,307.5	389.9
Retained earnings	3,611.4	3,327.9
Treasury stock, 540,878 shares at October 3, 2021 and 746,258 shares at January 3, 2021	(42.0)	(59.5)
Accumulated other comprehensive loss	(460.8)	(430.1)
Total Stockholders’ Equity	7,416.6	3,228.6
Total Liabilities and Stockholders’ Equity	$14,447.5	$5,084.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 3, 2021	$0.4	$389.9	$(59.5)	$3,327.9	$(430.1)	$3,228.6
Net income	—	—	—	84.7	—	84.7
Other comprehensive income, net of tax	—	—	—	—	5.2	5.2
Treasury stock issued	—	(9.3)	9.3	—	—	—
Stock-based compensation	—	7.0	—	—	—	7.0
Exercise of stock options	—	10.8	—	—	—	10.8
Balance, April 4, 2021	0.4	398.4	(50.2)	3,412.6	(424.9)	3,336.3
Net income	—	—	—	64.7	—	64.7
Other comprehensive income, net of tax	—	—	—	—	8.2	8.2
Common stock issued	0.1	3,889.6	—	—	—	3,889.7
Treasury stock issued	—	(4.1)	4.1	—	—	—
Stock-based compensation	—	8.4	—	—	—	8.4
Exercise of stock options	—	5.1	—	—	—	5.1
Balance, July 4, 2021	0.5	4,297.4	(46.1)	3,477.3	(416.7)	7,312.4
Net income	—	—	—	134.1	—	134.1
Other comprehensive loss, net of tax	—	—	—	—	(44.1)	(44.1)
Treasury stock issued	—	(4.1)	4.1	—	—	—
Stock-based compensation	—	8.7	—	—	—	8.7
Exercise of stock options	—	5.5	—	—	—	5.5
Balance, October 3, 2021	$0.5	$4,307.5	$(42.0)	$3,611.4	$(460.8)	$7,416.6

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 29, 2019	$0.4	$360.5	$(96.4)	$2,926.0	$(475.8)	$2,714.7
Net income	—	—	—	82.2	—	82.2
Other comprehensive loss, net of tax	—	—	—	—	(63.7)	(63.7)
Treasury stock issued	—	(9.4)	9.4	—	—	—
Stock-based compensation	—	9.6	—	—	—	9.6
Exercise of stock options	—	10.2	—	—	—	10.2
Balance, March 29, 2020	0.4	370.9	(87.0)	3,008.2	(539.5)	2,753.0
Net income	—	—	—	93.7	—	93.7
Other comprehensive income, net of tax	—	—	—	—	8.5	8.5
Treasury stock issued	—	(19.4)	19.4	—	—	—
Stock based compensation	—	6.7	—	—	—	6.7
Exercise of stock options	—	18.0	—	—	—	18.0
Balance, June 28, 2020	0.4	376.2	(67.6)	3,101.9	(531.0)	2,879.9
Net income	—	—	—	93.9	—	93.9
Other comprehensive income, net of tax	—	—	—	—	44.2	44.2
Treasury stock issued	—	(1.3)	1.3	—	—	—
Stock-based compensation	—	6.7	—	—	—	6.7
Exercise of stock options	—	1.3	—	—	—	1.3
Balance, September 27, 2020	$0.4	$382.9	$(66.3)	$3,195.8	$(486.8)	$3,026.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED OCTOBER 3, 2021 AND SEPTEMBER 27, 2020
(Unaudited - Amounts in millions)

	Nine Months
	2021	2020
Operating Activities
Net income	$283.5	$269.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and inventory step-up expense	237.8	87.5
Stock-based compensation	25.0	23.0
Bridge financing and debt extinguishment expense	30.5	—
Changes in operating assets and liabilities excluding the effect of business acquired:
Accounts receivable and unbilled receivables	(103.0)	8.7
Inventories	3.7	27.1
Accounts payable	59.8	(52.2)
Deferred and income taxes receivable/payable, net	16.9	10.8
Prepaid expenses and other assets	19.9	(9.1)
Accrued expenses and other liabilities	(65.4)	11.1
Other operating, net	20.3	5.8
Net cash provided by operating activities	529.0	382.5
Investing Activities
Purchases of property, plant and equipment	(67.6)	(52.0)
Purchase of businesses, net of cash acquired	(3,723.3)	(29.0)
Other investing, net	0.5	0.1
Net cash used in investing activities	(3,790.4)	(80.9)
Financing Activities
Net payments on senior notes and other debt	(796.6)	(75.4)
Proceeds from other debt	3,975.8	—
Proceeds from exercise of stock options	21.4	29.5
Payments for bridge financing and debt extinguishment	(30.5)	—
Other financing, net	(22.8)	—
Net cash provided by (used in) financing activities	3,147.3	(45.9)
Effect of exchange rate changes on cash	(7.2)	(0.7)
Change in cash and cash equivalents	(121.3)	255.0
Cash and cash equivalents—beginning of period	673.1	199.5
Cash and cash equivalents—end of period	$551.8	$454.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TELEDYNE TECHNOLOGIES INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
October 3, 2021

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
In the opinion of Teledyne’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly, in all material respects, Teledyne’s consolidated financial position as of October 3, 2021 and the consolidated results of operations, consolidated comprehensive income for the third quarter and nine months ended October 3, 2021 and the consolidated cash flows for the nine months then ended. The results of operations and cash flows for the periods ended October 3, 2021 are not necessarily indicative of the results of operations or cash flows to be expected for any subsequent quarter or the full fiscal year. Certain prior year amounts have been reclassified to conform to the current period presentation. The Company now discloses acquired intangible asset amortization on a separate income statement line. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. In addition, the Company now discloses the balance of long-term deferred tax liabilities on the face of the balance sheet. Long-term deferred tax liabilities was previously included in other long-term liabilities.
Acquisition of FLIR Systems, Inc.
On May 14, 2021, the Company completed the acquisition of FLIR Systems, Inc. (“FLIR”), and the financial results of FLIR have been included since the date of the acquisition. See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding the FLIR acquisition.
Cash Equivalents
Cash equivalents consist of highly liquid money-market mutual funds and bank deposits with maturities of three months or less when purchased. The Company has categorized its cash equivalents as a Level 1 financial asset, measured at fair value based on quoted prices in active markets of identical assets. Cash equivalents totaled $38.1 million at October 3, 2021 and $471.0 million at January 3, 2021.
Note 2. Business Combinations, Goodwill and Acquired Intangible Assets
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
The following table presents the preliminary purchase price allocation for FLIR. We are accounting for the FLIR acquisition under the acquisition method and are required to measure identifiable assets acquired and liabilities assumed of the acquiree at the fair values on the closing date. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. As of October 3, 2021, the measurement period (not to exceed one year) is open; therefore, the assets acquired and liabilities assumed related to the FLIR acquisition are subject to adjustment until the end of the respective measurement period. The Company is in the process of specifically identifying the amounts assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The Company is in the process of obtaining a third-party valuation of certain intangible assets and tangible assets of FLIR. The fair values of acquired intangibles are determined based on estimates and assumptions that are deemed reasonable by the Company. The amounts recorded as of October 3, 2021 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

Fair values allocated to the assets acquired and liabilities assumed - FLIR (in millions):
Cash and cash equivalents	$287.7
Accounts receivables, net	240.2
Unbilled receivables, net	72.2
Inventories, net	556.4
Prepaid expenses and other current assets	106.1
Total current assets	1,262.6

Property, plant and equipment	391.7
Goodwill	5,795.0
Acquired intangible assets	2,400.0
Other long-term assets	131.4
Total assets acquired	$9,980.7

Accounts payable	144.6
Accrued liabilities	601.5
Total current liabilities assumed	746.1

Long-term debt, net	496.8
Long-term deferred tax liabilities	647.5
Other long-term liabilities	181.7
Total liabilities assumed	2,072.1
Consideration transferred	$7,908.6

Consideration transferred, net of cash acquired (a)	$7,620.9
(a)     The consideration transferred included approximately $3.9 billion of Teledyne shares issued to existing shareholders of the acquired company. This $3.9 billion of equity consideration is a non-cash transaction. An immaterial portion of the cash consideration for certain vested FLIR restricted stock awards was deferred at the election of the award holder and will be paid out in future periods.

During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The total taxes, penalties and interest levied by the STA totals SEK 3.1 billion ($351.5 million USD). The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and the reassessment levied significant taxes and penalties. In March 2020, FLIR received an adverse judgment from the First Instance Court of Sweden regarding the STA’s reassessment. FLIR appealed the decision to the Administrative Court of Appeal in Stockholm, Sweden (the “ Appellate Court”). After completing an extensive analysis, including consultation with outside specialists, Teledyne recorded a liability for this uncertain tax position that reflects the most likely outcome for this tax matter under the acquisition method for business combinations in the third quarter of 2021, which is included within Accrued Liabilities on the Condensed Consolidated Balance Sheet. Subsequently, the Appellate Court hearing was held on September 15, 2021 and in the subsequent weeks ending on October 22, 2021, the STA and Teledyne submitted additional arguments in writing, including closing arguments. An adverse tax ruling by the Appellate Court related to a pre-acquisition assessment by the STA against a FLIR subsidiary would materially impact our cash flow.
The Company is in the process of reviewing and identifying acquisition accounting adjustments for a number of acquired tax positions of FLIR that may meet the definition of an acquired uncertain tax position. In addition to the STA matter described above, the Company has preliminarily recorded $51.2 million of provisional purchase accounting adjustments for the accrual of other uncertain tax positions of FLIR. These amounts are included within other Long-Term Liabilities on the Condensed Consolidated Balance Sheet. These preliminary estimates are subject to change as the Company obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period. The final acquisition accounting adjustments for these tax matter may be materially different, as Teledyne obtains additional information on this matter and as additional information is made known during the post-acquisition measurement period.
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
a)     The amounts recorded as of October 3, 2021 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.
With significant operations in the United States, Europe and Canada, FLIR had sales of approximately $1,932.7 million for its fiscal year ended December 31, 2020. FLIR’s results have been included since the date of the acquisition and include $775.0 million in net sales and operating income of $56.6 million, which included $152.5 million in acquisition-related costs for the nine months ended October 3, 2021. The third quarter of 2021, includes $473.6 million in net sales and operating income of $35.2 million, which included $82.3 million in acquisition-related costs.
In connection with the FLIR acquisition, in the third quarter of 2021, Teledyne incurred pretax expenses of $82.6 million, consisting of $45.6 million in acquired intangible asset amortization expense, $35.2 million in acquired inventory step-up expense, recorded to cost of sales and $1.8 million of transaction and integration-related costs, recorded to selling, general and administrative expenses. Of these amounts, $82.3 million impacted Digital Imaging segment’s operating income. In the first nine months of 2021, Teledyne incurred pretax expenses of $259.8 million, consisting of $68.4 million in acquired intangible asset amortization expense, $58.9 million recorded to cost of sales, primarily in acquired inventory step-up expense, and $101.9 million of transaction and integration-related costs, recorded to selling, general and administrative expenses and $30.6 million was recorded to interest and debt expense. Of these amounts, $152.5 million impacted the Digital Imaging segment’s operating income and $76.7 million of transaction and integration-related costs impacted corporate expense.
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
The following table presents proforma net sales, net income and earnings per share data assuming FLIR was acquired at the beginning of the 2020 fiscal year:

	Third Quarter (a)		Nine Months (a)
(unaudited - in millions, except per share amounts)	2021	2020	2021	2020
Net sales	$1,311.9	$1,215.5	$3,859.9	$3,676.3
Net income	$164.3	$99.7	$356.8	$218.4
Basic earnings per common share	$3.53	$2.15	$8.50	$4.73
Diluted earnings per common share	$3.44	$2.11	$8.28	$4.62
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
Goodwill and Acquired Intangible Assets
Teledyne’s goodwill was $7,899.5 million at October 3, 2021 and $2,150.0 million at January 3, 2021. The increase in the balance of goodwill in 2021 related primarily to goodwill recognized in the FLIR acquisition. Teledyne’s net acquired intangible assets were $2,705.2 million at October 3, 2021 and $409.7 million at January 3, 2021. The increase in the balance of net acquired intangible assets primarily reflected the acquired intangible assets acquired in the FLIR acquisition.
Acquired intangible assets are summarized as follows:

	October 3, 2021			January 3, 2021
Acquired intangible assets (in millions):	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Proprietary technology	$1,826.6	$315.5	$1,511.1	$420.3	$242.7	$177.6
Customer list/relationships	547.0	130.9	416.1	168.3	112.8	55.5
Patents	0.6	0.6	—	0.7	0.7	—
Non-compete agreements	0.9	0.9	—	0.9	0.9	—
Trademarks	4.5	3.8	0.7	4.5	3.6	0.9
Backlog	24.3	20.0	4.3	16.5	16.5	—
Total intangibles subject to amortization	2,403.9	471.7	1,932.2	611.2	377.2	234.0
Intangibles not subject to amortization:
Trademarks	773.0	—	773.0	175.7	—	175.7
Total acquired intangible assets	$3,176.9	$471.7	$2,705.2	$786.9	$377.2	$409.7

Note 3. Accumulated Other Comprehensive Loss
The changes in AOCI by component, net of tax, for the third quarter and nine months ended October 3, 2021 and September 27, 2020 are as follows (in millions):

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of July 4, 2021	$(80.4)	$2.7	$(339.0)	$(416.7)
Other comprehensive income (loss) before reclassifications	(44.0)	2.0	—	(42.0)
Amounts reclassified from AOCI	—	(6.5)	4.4	(2.1)
Net other comprehensive income (loss)	(44.0)	(4.5)	4.4	(44.1)
Balance as of October 3, 2021	$(124.4)	$(1.8)	$(334.6)	$(460.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of June 28, 2020	$(210.3)	$(4.3)	$(316.4)	$(531.0)
Other comprehensive income (loss) before reclassifications	38.7	(5.4)	—	33.3
Amounts reclassified from AOCI	—	8.0	2.9	10.9
Net other comprehensive income	38.7	2.6	2.9	44.2
Balance as of September 27, 2020	$(171.6)	$(1.7)	$(313.5)	$(486.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of January 3, 2021	$(84.6)	$2.3	$(347.8)	$(430.1)
Other comprehensive income (loss) before reclassifications	(39.8)	13.7	—	(26.1)
Amounts reclassified from AOCI	—	(17.8)	13.2	(4.6)
Net other comprehensive income (loss)	(39.8)	(4.1)	13.2	(30.7)
Balance as of October 3, 2021	$(124.4)	$(1.8)	$(334.6)	$(460.8)

	Foreign Currency Translation	Cash Flow Hedges and Other	Pension and Postretirement Benefits	Total
Balance as of December 29, 2019	$(150.4)	$(2.3)	$(323.1)	$(475.8)
Other comprehensive loss before reclassifications	(21.2)	(9.2)	—	(30.4)
Amounts reclassified from AOCI	—	9.8	9.6	19.4
Net other comprehensive income (loss)	(21.2)	0.6	9.6	(11.0)
Balance as of September 27, 2020	$(171.6)	$(1.7)	$(313.5)	$(486.8)

The reclassifications out of AOCI to net income for the third quarter and nine months ended October 3, 2021 and September 27, 2020 are as follows (in millions):

	Amount Reclassified from AOCI for the Three Months Ended	Amount Reclassified from AOCI for the Three Months Ended	Statement of Income
	October 3, 2021	September 27, 2020	Presentation
(Gain) loss on cash flow hedges:
Gain recognized in income on derivatives	$(8.7)	$10.8	See Note 4
Income tax impact	2.2	(2.8)	Provision for income taxes
Total	$(6.5)	$8.0

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	$(0.9)	$(1.5)	Costs and expenses
Amortization of net actuarial loss	6.7	5.4	Costs and expenses
Total before tax	5.8	3.9
Income tax impact	(1.4)	(1.0)	Provision for income taxes
Total	$4.4	$2.9

	Amount Reclassified from AOCI for the Nine Months Ended	Amount Reclassified from AOCI for the Nine Months Ended	Statement of Income
	October 3, 2021	September 27, 2020	Presentation
(Gain) loss on cash flow hedges:
(Gain) loss recognized in income on derivatives	$(23.8)	$13.2	See Note 4
Income tax impact	6.0	(3.4)	Provision for income taxes
Total	$(17.8)	$9.8

Amortization of defined benefit pension and postretirement plan items:
Amortization of prior service cost	(2.7)	(4.5)	Costs and expenses
Amortization of net actuarial loss	20.1	17.1	Costs and expenses
Total before tax	17.4	12.6
Income tax impact	(4.2)	(3.0)	Provision for income taxes
	$13.2	$9.6
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
As of October 3, 2021, Teledyne had foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars totaling $115.9 million. These foreign currency forward contracts have maturities ranging from December 2021 to February 2023. Teledyne had foreign currency forward contracts designated as cash flow hedges to buy British pounds and to sell U.S. dollars totaling $19.2 million. These foreign currency forward contracts have maturities ranging from December 2021 to November 2022. The cross currency swaps have notional amounts of €113.0 million and $125.0 million, and €135.0 million and $150.0 million, and mature in March 2023 and October 2024, respectively. The interest rate swap has a notional amount of $125.0 million and matures in March 2023.
In addition, Teledyne manages the risk of changes in the fair value of certain monetary liabilities attributable to changes in exchange rates. Teledyne manages these risks by using currency forward contracts formally designated and effective as fair value hedges. Hedge effectiveness is generally determined by evaluating the alignment of the hedging instrument's critical terms with the critical terms of the hedged item. The forward points attributable to the hedging instruments are excluded from the assessment of effectiveness and amortized to other income or expense, net using a systematic and rational methodology. Differences between the change in the fair value of the excluded component and amounts recognized under the systematic and rational method are recognized in other comprehensive income (loss). The change in fair value of the hedging instruments attributable to the hedged risk is reported in the other income or expense, net. The change in fair value of the hedged item attributable to the hedged risk is reported as an adjustment to its carrying value and also in other income or expense, net. At October 3, 2021 Teledyne had no forward contracts designated as fair value hedges.
The effect of derivative instruments designated as cash flow hedges in the condensed consolidated financial statements for the third quarter and nine months ended October 3, 2021 and September 27, 2020 was as follows (in millions):

	Third Quarter		Nine Months
	2021	2020	2021	2020
Net gain (loss) recognized in AOCI - Foreign Exchange Contracts (a)	$(5.6)	$(7.2)	$18.3	$(7.6)
Net gain (loss) reclassified from AOCI into revenue - Foreign Exchange Contracts (a)	$1.8	$(0.2)	$7.8	$(1.9)
Net loss recognized in AOCI - Interest Rate Contracts	$(0.1)	$(0.1)	(0.1)	$(4.7)
Net gain (loss) reclassified from AOCI into other income and expense, net - Foreign Exchange Contracts (b)	$6.4	$(11.2)	$14.7	$(14.2)
Net gain reclassified from AOCI into interest expense - Foreign Exchange Contracts	$0.9	$0.9	$2.6	$3.4
Net loss reclassified from AOCI into interest expense - Interest Rate Contracts	$(0.4)	$(0.3)	$(1.2)	$(0.5)
(a)    Effective portion, pre-tax
(b)     Amount reclassified to offset earnings impact of liability hedged by cross currency swap

The effect of derivative instruments designated as fair value hedges in the condensed financial statements for the third quarter and nine months ended October 3, 2021 and September 27, 2020 was as follows (in millions):

	Third Quarter		Nine Months
	2021	2020	2021	2020
Net gain recognized in earnings for effective portion - other income and expense, net - Foreign Exchange Contracts	$—	$—	$7.9	$—
Net gain recognized in earnings for amounts excluded from effectiveness testing - other income and expense, net - Foreign Exchange Contracts	$0.1	$—	$0.2	$—

Non-Designated Hedging Activities
In addition, the Company utilizes foreign currency forward contracts to mitigate foreign exchange rate risk associated with foreign currency denominated monetary assets and liabilities, including intercompany receivables and payables. As of October 3, 2021, Teledyne had non-designated foreign currency contracts of this type, primarily in the following pairs (in millions):

Contracts to Buy			Contracts to Sell
Currency	Amount		Currency	Amount
Canadian Dollars		$171.1	U.S. Dollars	US$	135.9
Canadian Dollars		$16.7	Euros		€11.2
Great Britain Pounds		£67.1	U.S. Dollars	US$	93.2
Euros		€154.8	U.S. Dollars	US$	183.9
Danish Krone	DKR	337.6	U.S. Dollars	US$	54.0
Swedish Krona	SEK	850.4	Euros		€83.7
U.S. Dollars	US$	27.1	Swedish Krona	SEK	232.7
Norwegian Krone	kr	226.4	Swedish Krona	SEK	224.5
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
The effect of derivative instruments not designated as cash flow hedges recognized in other income and expense for the third quarter and nine months ended October 3, 2021 was expense of $11.7 million and expense of $16.5 million, respectively. The effect of derivative instruments not designated as cash flow hedges in other income and expense for the third quarter and nine months ended September 27, 2020 was income of $3.0 million and expense of $5.5 million, respectively. The income or expense was largely offset by losses or gains in the value of the underlying hedged item excluding the impact of forward points.
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

The fair values of the Company’s derivative financial instruments are presented below. All fair values for these derivatives were measured using Level 2 information as defined by the accounting standard hierarchy (in millions):

Asset/(Liability) Derivatives	Balance sheet location	October 3, 2021	January 3, 2021
Derivatives designated as hedging instruments:
Cash flow forward contracts	Other current assets	$1.7	$7.3
Cash flow cross currency swap	Other current assets	3.4	3.4
Cash flow forward contracts	Accrued liabilities	(0.8)	—
Cash flow cross currency swap	Other long-term liabilities	(14.0)	(29.2)
Interest rate contracts	Other long-term liabilities	(0.6)	(1.8)
Interest rate contracts	Accrued liabilities	(1.6)	(1.5)
Total derivatives designated as hedging instruments		(11.9)	(21.8)
Derivatives not designated as hedging instruments:
Non-designated forward contracts	Other current assets	3.6	6.7
Non-designated forward contracts	Accrued liabilities	(12.2)	(1.2)
Total derivatives not designated as hedging instruments		(8.6)	5.5
Total derivatives, net		$(20.5)	$(16.3)
Note 5. Earnings Per Share
For the third quarter and first nine months of 2021, no stock options were excluded in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the third quarter and first nine months of 2020, 239,422 and 242,602 stock options, respectively, were excluded in the computation of earnings per share because they had exercise prices that were greater than the weighted average market price of the Company’s common stock price during the respective period. As part of the consideration transferred for the acquisition of FLIR, the Company issued approximately 9.5 million shares of common stock on May 14, 2021 which increased the weighted average number of shares during the period. The weighted average number of common shares used in the calculation of basic and diluted earnings per share consisted of the following (in millions):

	Third Quarter		Nine Months
	2021	2020	2021	2020
Weighted average basic common shares outstanding	46.6	36.8	42.0	36.7
Effect of dilutive securities (primarily stock options)	1.1	1.0	1.1	1.1
Weighted average diluted common shares outstanding	47.7	37.8	43.1	37.8

Note 6. Stock-Based Compensation Plans
Teledyne has long-term incentive plans pursuant to which it has granted non-qualified stock options, restricted stock and performance shares to certain employees. The Company also has non-employee Board of Director stock compensation plans, pursuant to which common stock, stock options and restricted stock units have been issued to its directors.
Stock Incentive Plan
Stock option compensation expense was $5.8 million for the third quarter of 2021 and was $5.7 million for the third quarter of 2020. Stock option compensation expense was $13.6 million for the first nine months of 2021 and was $18.8 million for the first nine months of 2020. Employee stock option grants are charged to expense evenly over the three year vesting period except for stock options granted after 2018 to Teledyne’s current Chairman, President and Chief Executive Officer and Teledyne’s former President and Chief Executive Officer, which are expensed immediately. For 2021, the Company currently expects approximately $20.5 million in stock option compensation. This amount can be impacted by employee retirements and terminations or stock options granted during the remainder of the year. The Company issues shares of common stock upon the exercise of stock options.

The following assumptions were used in the valuation of the stock options granted in 2021:

2021
Expected volatility	27.8%
Risk-free interest rate range	0.09% to 1.58%
Expected life in years	5.2
Expected dividend yield	—
Based on the assumptions used in the valuation of stock options, the weighted average grant date fair value of stock options granted in the first nine months of 2021 was $135.59 per share.
Stock option transactions for the third quarter and first nine months of 2021 are summarized as follows:

	2021
	Third Quarter		Nine Months
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,677,689	$172.69	1,819,147	$170.10
Granted	198,491	$441.51	200,199	$441.02
Exercised	(47,000)	$117.42	(175,295)	$121.47
Canceled	(4,348)	$333.54	(19,219)	$314.34
Ending balance	1,824,832	$202.97	1,824,832	$202.97
Exercisable at end of period	1,366,280	$116.55	1,366,280	$116.55

Performance Share Plan
In the first quarter of 2018, the performance cycle for the three-year period ending December 31, 2020, was set.  Under the plan and based on actual performance, Teledyne issued 9,588 shares of its common stock in the first quarter 2021. A total of 35,033 shares remain to be issued in two equal installments in 2022 and 2023.
Restricted Stock Award Program
The following table shows the restricted stock activity for the first nine months of 2021:

	Shares	Weighted average fair value per share
Balance, January 3, 2021	43,405	$228.80
Granted (includes restricted stock units converted in connection with the FLIR acquisition)	73,201	$399.00
Vested	(23,499)	$256.64
Forfeited/Canceled	(3,727)	$384.80
Balance, October 3, 2021	89,380	$354.37
As part of the acquisition of FLIR, the Company assumed certain unvested restricted stock units that were issued by FLIR in March 2021. The unvested restricted stock units were converted to 62,974 Teledyne restricted stock units. The post-acquisition expense for these restricted stock units was $1.8 million and $6.3 million in the third quarter and first nine months of 2021, respectively, and is expected to be $7.9 million for fiscal year 2021. The expense related to these assumed restricted stock units is included in the Digital Imaging segment results. This amount can be impacted by employee retirements and terminations or other awards granted during the remainder of the year.
Note 7. Inventories
Inventories are stated at current cost, net of reserves for excess, slow moving and obsolete inventory. Inventories are valued under the FIFO method, LIFO method or average cost method. Inventories at cost determined on the average cost or the FIFO methods were $804.8 million at October 3, 2021 and $324.8 million at January 3, 2021. The increase in the inventory balance in 2021 reflects the inventory acquired in connection with the FLIR acquisition. The remainder of the inventories using the LIFO method is $34.7 million at October 3, 2021 and $29.2 million at January 3, 2021. Interim LIFO calculations are based on the Company’s estimates of expected year-end inventory levels and costs since an actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Because these estimates are subject to many factors beyond the Company’s control, interim results are subject to the final year-end LIFO inventory valuation.

	Balance at
Inventories (in millions):	October 3, 2021	January 3, 2021
Raw materials and supplies	$487.7	$231.0
Work in process	140.2	60.5
Finished goods	211.6	62.5
	839.5	354.0
Reduction to LIFO cost basis	(6.3)	(6.7)
Total inventories, net	$833.2	$347.3
Note 8. Customer Contracts
Estimate at Completion Process
For over time contracts using the cost-to-cost method, we have an Estimate at Completion (“EAC”) process in which management reviews the progress and execution of our performance obligations. This EAC process requires management judgment relative to assessing risks, estimating contract revenue and cost, and making assumptions for schedule and technical issues. Since certain contracts extend over multiple reporting periods, the impact of revisions in cost and revenue estimates during the progress of work may adjust the current period earnings through a cumulative catch-up basis. This method recognizes, in the current period, the cumulative effect of the changes on current and prior quarters. Additionally, if the current contract estimate indicates a loss, a provision is made for the total anticipated loss in the period that it becomes evident. Contract cost and revenue estimates for significant contracts are reviewed and reassessed quarterly. The majority of revenue recognized over time uses an EAC process. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2021 was approximately $16.9 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging segment. The net aggregate effects of changes in estimates on contracts accounted for under the cost-to-cost method in the first nine months of 2020 was approximately $16.6 million of favorable operating income, primarily related to favorable changes in estimates that impacted revenue within the Digital Imaging operating segment. None of the effects of changes in estimates on any individual contract were material to the condensed consolidated statements of income for any period presented.
Contract Liabilities
We recognize a liability for interim and advance payments in excess of revenue recognized and present it as a contract liability which is included within accrued liabilities and other long-term liabilities on the condensed consolidated balance sheet, which represented $184.8 million and $25.4 million as of October 3, 2021, and $160.1 million and $14.0 million as of January 3, 2021, respectively. The increase in contract liabilities from the beginning of the year primarily related to contract liabilities acquired as part of the acquisition of FLIR.
The Company recognized revenue of $98.8 million during the nine months ended October 3, 2021 from contract liabilities that existed at the beginning of year. The Company recognizes the incremental costs of obtaining or fulfilling a contract as expense when incurred if the amortization period of the asset is one year or less. Incremental costs to obtain or fulfill contracts with an amortization period greater than one year were not material.
Remaining Performance Obligations
Remaining performance obligations represent the transaction price of firm orders for which work has not been performed as of the period end date and excludes unexercised contract options and potential orders under ordering-type contracts (e.g., indefinite-delivery, indefinite-quantity). As of October 3, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $3,105.4 million. The Company expects approximately 80% of remaining performance obligations to be recognized into revenue within the next twelve months, with the remaining 20% recognized thereafter.
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

Consolidated Balance Sheet.

	Nine Months
Warranty Reserve (in millions):	2021	2020
Balance at beginning of year	$22.4	$24.8
Accruals for product warranties charged to expense and other	9.1	3.1
Cost of product warranty claims	(6.8)	(7.7)
Acquisition	23.2	2.5
Balance at end of period	$47.9	$22.7
Accounts Receivable, net
Accounts receivable is presented net of an allowance for doubtful accounts of $14.4 million at October 3, 2021 and $12.3 million at January 3, 2021.
Note 9. Income Taxes
The income tax provision is calculated using an estimated annual effective tax rate, based upon expected annual income, permanent items, statutory rates and planned tax strategies in the various jurisdictions in which the Company operates. However, losses in certain jurisdictions and discrete items, such as the resolution of uncertain tax positions, are treated separately.
The Company’s effective income tax rate for the third quarter and first nine months of 2021 was 20.1% and 21.5%, respectively. The Company’s effective income tax rate for the third quarter and first nine months of 2020 was 21.5% and 17.9%, respectively. The third quarter of 2021 includes net discrete income tax benefits of $6.3 million and the first nine months of 2021 includes net discrete income tax benefit of $8.5 million. The third quarter and nine months of 2021 net discrete income tax amounts include $3.0 million and $9.9 million, respectively, related to share-based accounting. The third quarter and nine months of 2021 net discrete income tax amounts also include income tax benefits of $4.9 million primarily related to research and development and foreign tax credits. The first nine months of 2021 include a $11.5 million expense related to foreign tax rate changes and a $5.3 million income tax benefit related to the release of a valuation allowance. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. The third quarter and first nine months of 2020 includes net discrete income tax benefits of $1.2 million and $15.8 million, respectively. The third quarter and nine months of 2020 net discrete tax benefits include $0.7 million and $15.2 million, respectively, related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.9% for both the third quarter and first nine months of 2021. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 22.5% for the third quarter of 2020 and 22.7% for the first nine months of 2020.
See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding FLIR historical tax matters that existed at the date of the acquisition, including the STA’s reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.

Note 10. Long-Term Debt and Letters of Credit

	Balance at
Long-Term Debt (in millions):	October 3, 2021	January 3, 2021
$1.15 billion credit facility due March 2026, weighted average variable rate of 1.18% at October 3, 2021 and 1.05% at January 3, 2021	$125.0	$125.0
Term loan due October 2024, variable rate of 1.16% at October 3, 2021 and 1.15% at January 3, 2021, swapped to a Euro fixed rate of 0.6120%	150.0	150.0
0.65% Fixed Rate Senior Notes due April 2023	300.0	—
0.95% Fixed Rate Senior Notes due April 2024	450.0	—
1.60% Fixed Rate Senior Notes due April 2026	450.0	—
2.25% Fixed Rate Senior Notes due April 2028	700.0	—
2.50% Fixed Rate Senior Notes due August 2030	500.0	—
2.75% Fixed Rate Senior Notes due April 2031	1,100.0	—
Term loan due May 2026, variable rate of 1.33% at October 3, 2021	700.0	—
3.09% Fixed Rate Senior Notes repaid March 2021	—	95.0
3.28% Fixed Rate Senior Notes repaid March 2021	—	100.0
0.70% €50 Million Fixed Rate Senior Notes repaid March 2021	—	61.1
0.92% €100 Million Fixed Rate Senior Notes repaid March 2021	—	122.1
1.09% €100 Million Fixed Rate Senior Notes repaid March 2021	—	122.1
Other debt	0.8	4.0
Debt discount and debt issuance costs	(34.1)	(0.8)
Total debt, net	4,441.7	778.5
Less: current portion of long-term debt and other debt	—	(97.6)
Total long-term debt, net of current portion	$4,441.7	$680.9
In the first quarter of 2021, Teledyne completed various financing activities related to the acquisition of FLIR and incurred related interest and debt expense totaling $33.1 million. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the acquisition of FLIR. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. We may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. In addition, we guaranteed FLIR’s $500.0 million, 2.50% Fixed Rate Senior Notes due August 2030. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement (maturing May 2026) and an Amended and Restated Credit Agreement (maturing March 2026) with capacity of $1.15 billion. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. As a result of the completion of the permanent debt financing, on March 22, 2021 Teledyne terminated the $4.5 billion stand-by bridge facility. Teledyne used the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt. In the third quarter of 2021, Teledyne repaid $300.0 million against the Term Loan Credit Agreement due May 2026. In October 2021, Teledyne amended its Amended and Restated Credit Agreement and its 2019 Term Loan due October 2024 to adopt LIBOR replacement language and to refine pricing terms under the 2019 Term Loan.
At October 3, 2021, $751.1 million was available under the $1.15 billion credit facility, after reductions of $125.0 million in borrowings and $273.9 million in outstanding letters of credit. The outstanding letters of credit include a $253.6 million letter of credit to the STA, related to a disputed 2018 tax reassessment issued to a FLIR subsidiary in Sweden.
Teledyne estimates the fair value of its long-term debt based on debt of similar type, rating and maturity and at comparable interest rates. The Company’s long-term debt is considered a level 2 fair value hierarchy and is valued based on observable market data. The estimated fair value of Teledyne’s long-term debt at October 3, 2021 and January 3, 2021, approximated the carrying value.

Note 11. Lease Commitments
At October 3, 2021, Teledyne has right-of-use assets of $137.7 million and a total lease liability for operating leases of $159.3 million of which $130.1 million is included in long-term lease liabilities and $29.2 million is included in current accrued liabilities. Operating lease expense was $10.0 million and $24.3 million for the third quarter and first nine months of 2021, respectively. Operating lease expense was $6.7 million and $18.8 million for the third quarter and first nine months of 2020, respectively.
Note 12. Lawsuits, Claims, Commitments, Contingencies and Related Matters
For a further description of the Company’s commitments and contingencies, reference is made to Note 14 of the Company’s financial statements as of and for the fiscal year ended January 3, 2021, included in the 2020 Form 10-K.
At October 3, 2021, the Company’s reserves for environmental remediation obligations totaled $6.5 million, of which $1.8 million is included in current accrued liabilities. At January 3, 2021, the Company’s reserves for environmental remediation obligations totaled $6.5 million. The Company evaluates whether it may be able to recover a portion of future costs for environmental liabilities from its insurance carriers and from third parties. The timing of expenditures depends on a number of factors that vary by site, including the nature and extent of contamination, the number of potentially responsible parties, the timing of regulatory approvals, the complexity of the investigation and remediation, and the standards for remediation. The Company expects that it will expend present accruals over many years and will complete remediation of all sites with which it has been identified in up to 30 years.
On April 24, 2018, FLIR entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. While FLIR has enhanced its trade compliance program more broadly, implemented and continues to implement remedial measures and has undergone its first external audit and just concluded its second external audit of FLIR’s ITAR compliance program, adverse disclosures and findings could materially cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. As of October 3, 2021, FLIR has $3.5 million remaining to be paid under the Consent Agreement. FLIR’s investments to date in remedial compliance measures have been more than sufficient to cover the $15.0 million suspension amount.
In June 2017, the Bureau of Industry and Security (“BIS”) of the United States Department of Commerce informed FLIR of additional export licensing requirements that restricted the FLIR’s ability to sell certain thermal products without a license to customers in China not identified on a list maintained by the United States Department of Commerce. This action was precipitated by concerns of sale without a license or potential diversion of some of FLIR’s products to prohibited end users and to countries subject to economic and other sanctions implemented by the United States. BIS subsequently favorably modified these restrictions to reduce the applicability of the restrictions to sales of FLIR's Tau camera cores (as opposed to finished products containing Tau camera cores) to customers in China not identified on a list maintained by the United States Department of Commerce and persons in a country other than those in the Export Administration Regulations (“EAR”) Country Group A:5 (Supplement No. 1 to Part 740 of the EAR). FLIR has identified certain shipments that potentially violate these license requirements and voluntary disclosed this matter to BIS.
In April 2021, FLIR resolved allegations of misrepresentations made to BIS, between November 2012 and December 2013, in a commodity jurisdiction request relating to newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit has been completed and another voluntary disclosure has been filed to report potential violations.
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

No adjustments have been made for the FLIR historical export compliance matters in Teledyne’s current preliminary estimates of its purchase price allocation. The final acquisition accounting adjustments for these matters may be materially different, as Teledyne obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.
See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding FLIR historical tax matters that existed at the date of the acquisition, including the Swedish Tax Authority's reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.
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

	Third Quarter		Nine Months
	2021	2020	2021	2020
Service cost — benefits earned during the period (in millions)	$2.6	$2.6	$8.0	$7.8

Pension non-service income (in millions):
Interest cost on benefit obligation	$5.5	$6.9	$16.7	$20.6
Expected return on plan assets	(14.2)	(14.3)	(42.7)	(42.9)
Amortization of prior service cost	(0.8)	(1.5)	(2.5)	(4.5)
Amortization of net actuarial loss	6.7	5.7	20.0	17.2
Curtailment/settlements	—	—	—	0.7
Pension non-service income	$(2.8)	$(3.2)	$(8.5)	$(8.9)
As part of the acquisition of FLIR, Teledyne acquired certain immaterial pension plans. Teledyne also sponsors several postretirement defined benefit plans that provide health care and life insurance benefits for certain eligible retirees. Postretirement benefits non-service expense is not material.
Note 14. Segment Information
Teledyne is a leading provider of sophisticated digital imaging products and software, instrumentation, aerospace and defense electronics, and engineered systems. Our customers include government agencies, aerospace prime contractors, energy exploration and production companies, major industrial companies and airlines. The Company has four reportable segments: Digital Imaging; Instrumentation; Aerospace and Defense Electronics; and Engineered Systems.
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
On May 14, 2021, the Company completed the acquisition of FLIR. The financial results of FLIR have been included since the date of the acquisition and are part of the Digital Imaging segment. See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding the FLIR acquisition.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID, beginning in 2020, the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace. Teledyne incurred $1.3 million and $26.4 million in expense related to these actions, including facility consolidation expense, for the third quarter and first nine months of 2021 respectively, compared with $3.3 million and $15.1 million for the third quarter and first nine months of 2020, respectively. The third quarter and first nine months of 2021 includes $0.5 million and $23.7 million, respectively, related to FLIR. At October 3, 2021, Teledyne had a liability of less than $1.0 million included in other current liabilities related to these actions.

The following table presents Teledyne’s segment disclosures (dollars in millions):

	Third Quarter		%	Nine Months		%
	2021	2020	Change	2021	2020	Change
Net sales(a):
Digital Imaging (b)	$760.6	$239.7	217.3%	$1,603.4	$724.0	121.5%
Instrumentation	287.1	263.5	9.0%	864.7	811.7	6.5%
Aerospace and Defense Electronics	161.8	144.8	11.7%	465.4	444.2	4.8%
Engineered Systems	102.4	101.0	1.4%	305.1	297.0	2.7%
Total net sales	$1,311.9	$749.0	75.2%	$3,238.6	$2,276.9	42.2%
Operating income:
Digital Imaging (b)	$94.9	$45.5	108.6%	$231.5	$136.1	70.1%
Instrumentation	63.0	50.7	24.3%	187.0	150.0	24.7%
Aerospace and Defense Electronics	35.9	26.7	34.5%	92.6	57.6	60.8%
Engineered Systems	11.5	12.5	(8.0)%	37.4	34.7	7.8%
Corporate expense (c)	(15.7)	(12.9)	21.7%	(119.3)	(42.1)	183.4%
Operating income	$189.6	$122.5	54.8%	$429.2	$336.3	27.6%
(a) Net sales excludes inter-segment sales of $5.4 million and $14.7 million for the third quarter and first nine months of 2021, respectively, and $5.6 million and $18.0 million for the third quarter and first nine months of 2020, respectively.

(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition. The third quarter and first nine months of 2021 include $473.6 million and $775.0 million, respectively in incremental net sales from FLIR. The third quarter and first nine months of 2021 includes $82.3 million and $152.5 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

(c) Corporate expense for the third quarter and first nine months of 2021 includes $0.3 million and $76.7 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

Identifiable assets are those assets used in the operations of the segments. Corporate assets primarily consist of cash and cash equivalents, deferred taxes, net pension assets/liabilities and other assets (in millions):

Identifiable assets:	October 3, 2021	January 3, 2021
Digital Imaging (a)	$11,882.2	$2,000.8
Instrumentation	1,645.8	1,676.2
Aerospace and Defense Electronics	535.9	567.6
Engineered Systems	165.1	175.1
Corporate	218.5	665.1
Total identifiable assets	$14,447.5	$5,084.8
(a) The increase from January 3, 2021 was primarily due to assets acquired, including goodwill and acquired intangible assets, acquired in connection with the May 2021 FLIR acquisition which is part of the Digital Imaging segment.

Product Lines
The Instrumentation segment includes three product lines: Marine Instrumentation, Environmental Instrumentation and Test and Measurement Instrumentation. Teledyne’s other three segments each contain one product line.

The following table provides a summary of the net sales by product line for the Instrumentation segment (in millions):

	Third Quarter		Nine Months
Instrumentation	2021	2020	2021	2020
Marine Instrumentation	$104.7	$101.5	$311.6	$320.7
Environmental Instrumentation	108.0	100.4	335.6	304.0
Test and Measurement Instrumentation	74.4	61.6	217.5	187.0
Total	$287.1	$263.5	$864.7	$811.7
We also disaggregate our revenue from contracts with customers by customer type and geographic region for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. With the exception of the Engineered Systems segment, net sales in our segments is primarily derived from fixed price contracts. Net sales in the Engineered Systems segment is typically between 45% and 55% fixed price contracts in a given reporting period, with the balance of net sales derived from cost type contracts. For the nine months ended October 3, 2021, approximately 47% of net sales in the Engineered Systems segment was derived from fixed price contracts.

	Third Quarter Ended October 3, 2021			Nine Months Ended October 3, 2021
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$182.3	$578.3	$760.6	$327.2	$1,276.2	$1,603.4
Instrumentation	22.8	264.3	287.1	66.2	798.5	864.7
Aerospace and Defense Electronics	60.4	101.4	161.8	169.0	296.4	465.4
Engineered Systems	92.1	10.3	102.4	279.7	25.4	305.1
	$357.6	$954.3	$1,311.9	$842.1	$2,396.5	$3,238.6
(a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended October 3, 2021				Nine Months Ended October 3, 2021
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$383.0	$198.4	$179.2	$760.6	$729.0	$433.7	$440.7	$1,603.4
Instrumentation	213.5	58.1	15.5	287.1	645.3	177.2	42.2	864.7
Aerospace and Defense Electronics	134.7	27.1	—	161.8	387.1	78.3	—	465.4
Engineered Systems	102.4	—	—	102.4	305.1	—	—	305.1
	$833.6	$283.6	$194.7	$1,311.9	$2,066.5	$689.2	$482.9	$3,238.6
(a) Net sales by geographic region of origin.

	Third Quarter Ended September 27, 2020			Nine Months Ended September 27, 2020
	Customer Type			Customer Type
(in millions)	United States Government (a)	Other, Primarily Commercial	Total	United States Government (a)	Other, Primarily Commercial	Total
Net Sales:
Digital Imaging	$32.0	$207.7	$239.7	$91.4	$632.6	$724.0
Instrumentation	24.1	239.4	263.5	59.6	752.1	811.7
Aerospace and Defense Electronics	58.9	85.9	144.8	170.5	273.7	444.2
Engineered Systems	89.7	11.3	101.0	274.5	22.5	297.0
	$204.7	$544.3	$749.0	$596.0	$1,680.9	$2,276.9
(a) Includes sales as a prime contractor or subcontractor.

	Third Quarter Ended September 27, 2020				Nine Months Ended September 27, 2020
	Geographic Region (a)				Geographic Region (a)
(in millions)	United States	Europe	All other	Total	United States	Europe	All other	Total
Net sales:
Digital Imaging	$75.4	$64.4	$99.9	$239.7	$231.0	$195.0	$298.0	$724.0
Instrumentation	208.1	44.8	10.6	263.5	637.2	142.8	31.7	811.7
Aerospace and Defense Electronics	127.3	17.4	0.1	144.8	384.3	59.4	0.5	444.2
Engineered Systems	101.0	—	—	101.0	297.0	—	—	297.0
	$511.8	$126.6	$110.6	$749.0	$1,549.5	$397.2	$330.2	$2,276.9
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
Strategy/Overview
Our strategy continues to emphasize growth in our core markets of digital imaging, instrumentation, aerospace and defense electronics and engineered systems. Our core markets are characterized by high barriers to entry and include specialized products and services not likely to be commoditized. We intend to strengthen and expand our core businesses with targeted acquisitions and through product development. We continue to focus on balanced and disciplined capital deployment among capital expenditures, acquisitions and product development. We aggressively pursue operational excellence to continually improve our margins and earnings by emphasizing cost containment and cost reductions in all aspects of our business. At Teledyne, operational excellence includes the rapid integration of the businesses we acquire. Using complementary technology across our businesses and internal research and development, we seek to create new products to grow our Company and expand our addressable markets. We continue to evaluate our businesses to ensure that they are aligned with our strategy.
In connection with this strategy, on May 14, 2021, Teledyne completed the acquisition of FLIR Systems, Inc. (“FLIR”), our largest acquisition to date, in a cash and stock transaction valued at approximately $8.1 billion, comprising of net cash payments of $3.7 billion, $3.9 billion of Teledyne shares issued to existing FLIR shareholders, and the assumption of FLIR debt of $0.5 billion. As a combined company, we uniquely provide a full spectrum of imaging technologies and products spanning X-ray through infrared and from components to complete imaging systems. We also provide a complete range of unmanned systems and imaging payload across all domains ranging from deep sea to deep space. FLIR is part of the Digital Imaging segment. The results of the FLIR acquisition have been included in Teledyne’s results since the date of the acquisition.
FLIR Acquisition and Debt Activities
FLIR stockholders received $28.00 per share in cash and 0.0718 shares of Teledyne common stock for each FLIR share. In the first quarter of 2021, Teledyne completed various financing activities related to the acquisition of FLIR. These activities included entering into a $4.5 billion short term stand-by bridge facility on January 4, 2021, as required by the definitive agreement, resulting in debt expense of $17.2 million. In addition, on March 17, 2021 Teledyne called $493.3 million of existing fixed rate senior notes and incurred debt extinguishment expenses of $13.4 million, which is included in interest and debt expense, net. On March 22, 2021, Teledyne completed all permanent financing for the acquisition of FLIR and terminated the $4.5 billion stand-by bridge facility. The permanent financing consists of $3.0 billion investment-grade bonds (the “Notes”), including $300.0 million aggregate principal amount of 0.65% Notes due 2023, $450.0 million aggregate principal amount of 0.95% Notes due 2024, $450.0 million aggregate principal amount of 1.60% Notes due 2026, $700.0 million aggregate principal amount of 2.25% Notes due 2028 and $1.1 billion aggregate principal amount of 2.75% Notes due 2031. Teledyne may redeem the $450.0 million of 0.95% Notes due 2024 at any time or from time to time, in whole or in part, at the Company’s option, from and after April 1, 2022, at a redemption price equal to 100% of the principal amount of the Notes redeemed. In addition, we guaranteed FLIR’s $500.0 million, 2.50% Fixed Rate Senior Notes due August 2030. Previously on March 4, 2021, Teledyne entered into a $1.0 billion Term Loan Credit Agreement (maturing May 2026) and an Amended and Restated Credit Agreement (maturing March 2026) with capacity of $1.15 billion. The terms of the $1.0 billion Term Loan Credit Agreement allow for prepayments, at the Company’s option, at any time or from time to time, in whole or in part without premium or penalty. Teledyne used the proceeds from the Notes together with the proceeds from the $1.0 billion Term Loan Credit Agreement and cash on hand to pay the cash portion of the consideration for the FLIR acquisition and refinance certain existing debt. In the third quarter of 2021, Teledyne repaid $300.0 million against the Term Loan Credit Agreement due March 2026.

At October 3, 2021, total debt was $4,441.7 million, compared with total debt of $778.5 million at January 3, 2021. The debt balance at October 3, 2021, includes the debt incurred to fund the cash portion of the consideration for the FLIR acquisition. At October 3, 2021, $751.1 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $273.9 million in outstanding letters of credit. The outstanding letters of credit include a $253.6 million letter of credit to the Swedish Tax Authority (“STA”), related to a disputed 2018 tax reassessment issued to a FLIR subsidiary in Sweden.
COVID and Other Challenges
The safety and health of our employees is of utmost importance to Teledyne. Since the COVID-19 vaccination was made available to the public, Teledyne has encouraged voluntary vaccination efforts for its U.S. workforce by providing paid time off to receive the vaccine and, where possible, enlisting local healthcare providers to be onsite to administer the vaccine. Some of our businesses hold U.S. Government contracts subject to a new U.S. Executive Order mandating COVID vaccinations for government contractor employees at certain covered sites. We are taking steps to comply with this mandate at applicable workplaces.
As part of a continuing effort to reduce costs and improve operating performance, as well as to respond to the impact of COVID, beginning in 2020, the Company took actions to reduce headcount across various businesses, reducing our exposure to weak end markets, such as commercial aerospace.
While no company is immune to global economic challenges, Teledyne's business portfolio is well-balanced across end markets and geographies, and includes a high degree of businesses serving critical infrastructure sectors such as the defense industrial base, water and wastewater, and healthcare and public health. However, the continuing dynamic nature of this situation, including on the global supply chain and workforces, as well as inflationary trends, the Company may not fully estimate the impacts of COVID on its financial condition, results of operations or cash flows.
We have experienced supply chain challenges, including increased lead times, as well as cost inflation for parts and components, logistics and labor due to availability constraints and high demand. We expect the inflationary and supply chain constraint trends to continue throughout the remainder of 2021 and may continue thereafter.
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

Results of Operations

	Third Quarter		Nine Months
(in millions)	2021	2020	2021	2020
Net sales	$1,311.9	$749.0	$3,238.6	$2,276.9
Costs and expenses
Cost of sales	787.7	458.5	1,943.3	1,411.7
Selling, general and administrative expenses (a)	279.3	158.1	768.2	499.7
Acquired intangible asset amortization (a)	55.3	9.9	97.9	29.2
Total costs and expenses	1,122.3	626.5	2,809.4	1,940.6
Operating income	189.6	122.5	429.2	336.3
Interest and debt expense, net	(23.8)	(4.1)	(80.7)	(11.9)
Non-service retirement benefit income	2.8	3.2	8.4	8.9
Other income (expense), net	(0.7)	(1.9)	4.4	(4.7)
Income before income taxes	167.9	119.7	361.3	328.6
Provision for income taxes	33.8	25.8	77.8	58.8
Net income	$134.1	$93.9	$283.5	$269.8
(a)    Acquired intangible asset amortization was previously included in selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.

	Third Quarter		%	Nine Months		%
(dollars in millions)	2021	2020	Change	2021	2020	Change
Net sales (a):
Digital Imaging (b)	$760.6	$239.7	217.3%	$1,603.4	$724.0	121.5%
Instrumentation	287.1	263.5	9.0%	864.7	811.7	6.5%
Aerospace and Defense Electronics	161.8	144.8	11.7%	465.4	444.2	4.8%
Engineered Systems	102.4	101.0	1.4%	305.1	297.0	2.7%
Total net sales	$1,311.9	$749.0	75.2%	$3,238.6	$2,276.9	42.2%
Operating income:
Digital Imaging (b)	$94.9	$45.5	108.6%	$231.5	$136.1	70.1%
Instrumentation	63.0	50.7	24.3%	187.0	150.0	24.7%
Aerospace and Defense Electronics	35.9	26.7	34.5%	92.6	57.6	60.8%
Engineered Systems	11.5	12.5	(8.0)%	37.4	34.7	7.8%
Corporate expense (c)	(15.7)	(12.9)	21.7%	(119.3)	(42.1)	183.4%
Total operating income	$189.6	$122.5	54.8%	$429.2	$336.3	27.6%
(a) Net sales excludes inter-segment sales of $5.4 million and $14.7 million for the third quarter and first nine months of 2021, respectively, and $5.6 million and $18.0 million for the third quarter and nine months of 2020, respectively.
(b) On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition. The third quarter and first nine months of 2021 include $473.6 million and $775.0 million, respectively in incremental net sales from FLIR. The third quarter and first nine months of 2021 includes $82.3 million and $152.5 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

(c) Corporate expense for the third quarter and first nine months of 2021 includes $0.3 million and $76.7 million, respectively, in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition.

The table below presents net sales and cost of sales by segment and total company:

	Third Quarter		Nine Months
(dollars in millions)	2021	2020	2021	2020
Digital Imaging
Net sales	$760.6	$239.7	$1,603.4	$724.0
Cost of sales	$449.3	$139.0	$931.8	$420.3
Cost of sales as a % of net sales	59.1%	58.0%	58.2%	58.1%
Instrumentation
Net sales	$287.1	$263.5	$864.7	$811.7
Cost of sales	$150.7	$147.0	$460.0	$452.3
Cost of sales as a % of net sales	52.5%	55.8%	53.2%	55.7%
Aerospace and Defense Electronics
Net sales	$161.8	$144.8	$465.4	$444.2
Cost of sales	$103.1	$90.6	$302.6	$297.8
Cost of sales as a % of net sales	63.7%	62.6%	65.0%	67.0%
Engineered Systems
Net sales	$102.4	$101.0	$305.1	$297.0
Costs of sales	$84.6	$81.9	$248.9	$241.3
Cost of sales as a % of net sales	82.6%	81.1%	81.6%	81.2%
Total Company
Net sales	$1,311.9	$749.0	$3,238.6	$2,276.9
Costs of sales	$787.7	$458.5	$1,943.3	$1,411.7
Cost of sales as a % of net sales	60.0%	61.2%	60.0%	62.0%

Third Quarter and First Nine Months Results
The following is a discussion of our 2021 third quarter and first nine months results compared with the third quarter and first nine months results of 2020. Comparisons are with the corresponding reporting period of 2020, unless noted otherwise. Acquired intangible asset amortization was previously included in selling, general and administrative expenses. Prior period amounts have been reclassified to conform to the current presentation.
Third quarter of 2021 compared with the third quarter of 2020
Our third quarter of 2021 net sales increased 75.2%. Net income for the third quarter of 2021 increased 42.8%. Net income per diluted share was $2.81 for the third quarter of 2021, compared with net income per diluted share of $2.48.
The third quarter of 2021 net sales included $473.6 million in incremental net sales from the acquisition of FLIR. In connection with the FLIR acquisition, Teledyne incurred pretax expenses of $82.6 million, which included $45.6 million in acquired intangible asset amortization expense, $35.2 million in acquired inventory step-up expense and $1.8 million of transaction and integration-related costs. The third quarter of 2021 also included $9.7 million of acquired intangible asset amortization expense for acquisitions completed in prior periods. The third quarter of 2020 included pretax charges of $13.8 million which included $9.9 million in acquired intangible asset amortization expense and $3.9 million in severance, facility consolidation and other costs. The third quarter of 2021 reflected net discrete income tax benefits of $6.3 million compared with net discrete income tax benefits of $1.2 million.
Net Sales
The third quarter of 2021 net sales, compared with the third quarter of 2020 net sales, reflected higher net sales in each segment. The third quarter of 2021 included $473.6 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Cost of Sales
Cost of sales increased $329.2 million in the third quarter of 2021 and primarily reflected the increase in net sales. Cost of sales as a percentage of net sales decreased for the third quarter of 2021 to 60.0%, from 61.2%. The lower cost of sales percentage in 2021, primarily reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Teledyne businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development expense, increased $121.2 million in the third quarter of 2021 and primarily reflected the impact of higher net sales. Selling, general and administrative expenses for the third quarter of 2021, as a percentage of net sales increased slightly to 21.3% from 21.1%. Corporate expense, which is included in selling, general and administrative expenses, was $15.7 million for the third quarter of 2021, compared with $12.9 million and reflected higher compensation and professional fees expense. Stock option compensation expense was $5.8 million for the third quarter of 2021 compared with $5.7 million.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the third quarter of 2021 was $55.3 million, compared with $9.9 million. The third quarter of 2021 includes $45.6 million in acquired intangible asset amortization from the FLIR acquisition.
Pension Service Expense
Pension service expense is included in both cost of sales and selling general and administrative expense. For both the third quarter of 2021 and 2020, pension service expense was $2.6 million. For 2021, the weighted-average discount rate used to determine the benefit obligation for the domestic qualified pension plans was 2.64% compared with 3.41% in 2020.
Operating Income
Operating income for the third quarter of 2021 increased 54.8%. The third quarter of 2021, compared with the third quarter of 2020, reflected higher operating income in each business segment, except the Engineered Systems segment. Operating income in the third quarter of 2021 included $82.3 million of expense in the Digital Imaging segment for acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The third quarter of 2020 included pretax charges of $13.8 million which included $9.9 million in acquired intangible asset amortization expense and $3.9 million in severance, facility consolidation and other costs. The incremental operating income included in the results for the third quarter of 2021 from the FLIR acquisition was $35.2 million, which included $82.3 million of acquisition-related transaction and purchase accounting expenses.
Interest and Debt Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest and debt expense, net of interest income, was $23.8 million for the third quarter of 2021, compared with $4.1 million. The 2021 amount primarily reflected interest and debt expense on the debt incurred to fund the cash portion of the FLIR acquisition. Non-service retirement benefit income was $2.8 million for the third quarter of 2021, compared with $3.2 million. Other income and expense was expense of $0.7 million for the third quarter of 2021, compared with expense of $1.9 million.

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
The Company’s effective income tax rate for the third quarter of 2021 was 20.1%, compared with 21.5%. The third quarter of 2021 included net discrete income tax benefits of $6.3 million, which included $3.0 million income tax benefit related to share-based accounting and an income tax benefit of $4.9 million primarily related to research and development and foreign tax credits. The third quarter of 2020 included net discrete tax benefits of $1.2 million, which included a $0.7 million income tax benefit related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.9% for the third quarter of 2021 and 22.5% for the third quarter of 2020. The Company’s annual effective tax rate for fiscal year 2021 is expected to be 23.9% before discrete tax items. In addition, we currently expect less discrete tax items in 2021 compared with 2020.
First nine months of 2021 compared with the first nine months of 2020
Our first nine months of 2021 net sales increased 42.2% and included $775.0 million in incremental net sales from the acquisition FLIR. Net income for the first nine months of 2021 increased 5.1%. Net income per diluted share was $6.58 for the first nine months of 2021 compared with net income per diluted share of $7.14. In connection with the FLIR acquisition, in the first nine months of 2021, Teledyne incurred pretax expenses of $259.8 million, which included $51.2 million of transaction and integration-related costs, $51.0 million for the settlement of FLIR employee and director stock awards, $68.4 million in acquired intangible asset amortization expense, $58.6 million in acquired inventory step-up expense and $30.6 million in bridge loan and debt extinguishment fees. The first nine months of 2021 also included $29.5 million of acquired intangible asset amortization expense for acquisitions completed in prior periods. The first nine months of 2020 included pretax charges of $52.1 million which included $29.2 million in acquired intangible asset amortization expense and $22.9 million in severance, facility consolidation, acquisition and certain changes in contract cost estimates and other costs. The first nine months of 2021 included net discrete income tax benefits of $8.5 million, compared with $15.8 million.
Net Sales
The first nine months of 2021 net sales, compared with the first nine months of 2020 net sales, reflected higher net sales in each segment. The first nine months of 2021 included $775.0 million in incremental net sales from the acquisition of FLIR in the Digital Imaging segment, as well as organic sales growth.
Cost of Sales
Cost of sales increased $531.6 million in the first nine months of 2021 and primarily reflected the impact of higher net sales. Cost of sales as a percentage of net sales for the nine months of 2021 decreased to 60.0%, compared with 62.0%. The lower cost of sales percentage in 2021, primarily reflects the impact of the FLIR acquisition which carries a lower cost of sales percentage than the other Teledyne businesses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses, including research and development, increased by $268.5 million in the first nine months of 2021 and primarily reflected the impact of higher net sales, as well as $101.9 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Selling, general and administrative expenses for the first nine months of 2021, as a percentage of net sales, increased to 23.7% compared with 21.9%. The higher percentage in 2021 primarily reflected the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. In the first nine months of 2021 and 2020, we recorded a total of $13.6 million and $18.8 million, respectively, in stock option compensation expense. The decrease in stock option expense in the first nine months of 2021, reflects the absence of stock option grants in the first six months of 2021.
Acquired Intangible Asset Amortization
Acquired intangible asset amortization for the first nine months of 2021 was $97.9 million, compared with $29.2 million. The first nine months of 2021 includes $68.4 million in acquired intangible asset amortization from the FLIR acquisition.
Pension Service Expense
Pension service expense for the first nine months of 2021 was $8.0 million compared with $7.8 million.
Operating Income
Operating income for the first nine months of 2021 increased 27.6%. The first nine months of 2021 compared with the first nine months of 2020, reflected higher operating income in each segment. Corporate expense was $119.3 million in the first nine months of 2021 compared with $42.1 million and included $76.7 million in acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition in 2021. The incremental operating income included in the results for the first nine months of 2021 from the FLIR acquisition was $56.6 million, which included $152.5 million of acquisition-related transaction and purchase accounting expenses.

Interest Expense, Non-Service Retirement Benefit Income and Other Income/Expense
Interest expense, net of interest income, was $80.7 million for the first nine months of 2021, compared with $11.9 million. The 2021 amount primarily reflected interest and debt expense on the debt incurred to fund the cash portion of the FLIR acquisition. Other income and expense was income of $4.4 million for the first nine months of 2021 compared with expense of $4.7 million. The first nine months of 2021 amount included $3.3 million in foreign currency income, compared with $4.6 million in foreign currency expense in the first nine months of 2020.
Income Taxes
The Company’s effective income tax rate for the first nine months of 2021 was 21.5% compared with 17.9%. The first nine months of 2021 reflected $8.5 million in net discrete income tax benefits, which included a $9.9 million income benefit related to share-based accounting, a $5.3 million income tax benefit related to the release of a valuation allowance and an income tax benefit of $4.9 million primarily related to research and development and foreign tax credits, partially offset by $11.5 million expense related to foreign tax rate changes. The foreign tax rate changes are a result of the United Kingdom Parliament enacting legislation to increase the corporate tax rate to 25% effective April 2023. The first nine months of 2020 reflected $15.8 million in net discrete income tax benefits, which included a $15.2 million income benefit related to share-based accounting. Excluding the net discrete income tax items in both periods, the effective tax rates would have been 23.9% for the first nine months of 2021 and 22.7% for the first nine months of 2020.
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

Digital Imaging

	Third Quarter		Nine Months
(dollars in millions)	2021 (a)	2020	2021 (a)	2020
Net sales	$760.6	$239.7	$1,603.4	$724.0
Cost of sales	$449.3	$139.0	$931.8	$420.3
Selling, general and administrative expenses	$166.3	$50.7	$358.0	$154.1
Acquired intangible asset amortization	$50.1	$4.5	$82.1	$13.5
Operating income	$94.9	$45.5	$231.5	$136.1
Cost of sales as a % of net sales	59.1%	58.0%	58.2%	58.1%
Selling, general and administrative expenses as a % of net sales	21.9%	21.1%	22.3%	21.3%
Acquired intangible asset amortization as a % of net sales	6.5%	1.9%	5.1%	1.8%
Operating income as a % of net sales	12.5%	19.0%	14.4%	18.8%
(a)    On May 14, 2021, the Company completed the acquisition of FLIR, and the 2021 financial results of FLIR have been included since the date of the acquisition.
Third quarter of 2021 compared with the third quarter of 2020
The Digital Imaging segment’s third quarter of 2021 net sales increased 217.3%. Operating income for the third quarter of 2021 increased 108.6%.
The third quarter of 2021 net sales increase included $473.6 million of incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras, x-ray products and micro-electro-mechanical systems (“MEMS”), partially offset by lower sales for geospatial imaging systems. The increase in operating income in the third quarter of 2021 reflected the contribution from FLIR, partially offset by $82.3 million of FLIR acquisition-related transaction and purchase accounting expenses, which included $45.6 million in acquired intangible asset amortization expense, $35.2 million in inventory step-up expense and $1.5 million of integration-related costs. The increase in operating income also reflected the impact of organic sales growth. The incremental operating income included in the results for the third quarter of 2021 from the FLIR acquisition was $35.2 million, which included $82.3 million of acquisition-related transaction and purchase accounting expenses.
The third quarter of 2021 cost of sales increased $310.3 million and primarily reflected the impact of higher net sales. The cost of sales percentage increased to 59.1% in the third quarter of 2021 from 58.0%. Third quarter 2021 selling, general and administrative expenses increased $115.8 million and reflected the impact of higher net sales, as well as the acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The selling, general and administrative expense percentage increased slightly to 21.9% in the third quarter of 2021 from 21.1%. Acquired intangible asset amortization expense for the third quarter of 2021 was $50.1 million, compared with $4.5 million. The third quarter 2021 amount included $45.6 million in acquired intangible asset amortization expense related to the FLIR acquisition.
First nine months of 2021 compared with the first nine months of 2020
The Digital Imaging segment’s first nine months of 2021 net sales increased 121.5%. Operating income for the first nine months of 2021 increased 70.1%.
The first nine months of 2021 net sales included $775.0 million incremental net sales from the FLIR acquisition as well as organic sales growth from industrial and scientific sensors and cameras, x-ray products, MEMS and detectors for space imaging applications. The increase in operating income in the first nine months of 2021 reflected the net sales contribution from FLIR partially offset by $152.5 million of acquisition-related transaction and purchase accounting expenses related to FLIR which included $25.5 million of integration-related costs, $68.4 million in acquired intangible asset amortization expense and $58.6 million in inventory step-up expense. The increase in operating income also reflected the impact of organic sales growth. The incremental operating income included in the results for the first nine months of 2021 from the FLIR acquisition was $56.6 million, which included $152.5 million of acquisition-related transaction and purchase accounting expenses.
The first nine months of 2021 cost of sales increased $511.5 million and reflected the impact of higher sales. The cost of sales percentage increased slightly to 58.2% in the first nine months of 2021, from 58.0%. Selling, general and administrative expenses, increased $204.1 million in the first nine months of 2021 and reflected the impact of higher net sales, as well as the acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. The selling, general and administrative expense percentage increased to 22.3% in the first nine months of 2021 from 21.3%. The increase was primarily due to the impact of acquisition-related transaction and purchase accounting expenses related to the FLIR acquisition. Acquired intangible asset amortization expense for the first nine months of 2021 was $82.1 million, compared with $13.5 million. The first nine months of 2021 included $68.4 million in acquired intangible asset amortization expense related to the FLIR acquisition.
Instrumentation

	Third Quarter		Nine Months
(dollars in millions)	2021	2020	2021	2020
Net sales	$287.1	$263.5	$864.7	$811.7
Cost of sales	$150.7	$147.0	$460.0	$452.3
Selling, general and administrative expenses	$68.4	$60.7	$202.5	$194.4
Acquired intangible asset amortization	$5.0	$5.1	$15.2	$15.0
Operating income	$63.0	$50.7	$187.0	$150.0
Cost of sales as a % of net sales	52.5%	55.8%	53.2%	55.7%
Selling, general and administrative expenses as a % of net sales	23.8%	23.1%	23.4%	24.0%
Acquired intangible asset amortization as a % of net sales	1.8%	1.9%	1.8%	1.8%
Operating income as a % of net sales	21.9%	19.2%	21.6%	18.5%
Third quarter of 2021 compared with the third quarter of 2020
The Instrumentation segment’s third quarter of 2021 net sales increased 9.0%. Operating income for the third quarter of 2021 increased 24.3%.
The third quarter of 2021 net sales increase resulted from higher sales of test and measurement instrumentation, environmental instrumentation and marine instrumentation. Sales of test and measurement instrumentation increased $12.8 million, environmental instrumentation increased $7.6 million and marine instrumentation increased $3.2 million. The increase in operating income reflected the impact of higher sales and improved margins across most product categories resulting from ongoing margin improvement initiatives.
The third quarter of 2021 cost of sales increased $3.7 million. The cost of sales percentage decreased to 52.5% in the third quarter of 2021 from 55.8%. Third quarter 2021 selling, general and administrative expenses increased $7.7 million, primarily as a result of higher net sales. The selling, general and administrative expense percentage increased slightly to 23.8% in the third quarter of 2021 from 23.1%.
First nine months of 2021 compared with the first nine months of 2020
The Instrumentation segment’s first nine months 2021 net sales increased 6.5%. Operating income for the first nine months of 2021 increased of 24.7%. The first nine months of 2021 net sales increase resulted from higher sales of environmental instrumentation and test and measurement instrumentation, partially offset by lower sales of marine instrumentation. Sales of environmental instrumentation and test and measurement instrumentation increased $31.6 million and $30.5 million, respectively. Sales of marine instrumentation decreased $9.1 million. The increase in operating income the first nine months of

2021 reflected the impact of higher sales and improved margins across most product categories resulting from ongoing margin improvement initiatives.
The first nine months of 2021 cost of sales increased by $7.7 million and primarily reflected the impact of higher sales. The cost of sales percentage decreased to 53.2% in the first nine months of 2021 from 55.7%. The first nine months of 2021 selling, general and administrative expenses increased by $8.1 million. The selling, general and administrative expense percentage decreased slightly to 23.4% in the first nine months of 2021 from 24.0%.
Aerospace and Defense Electronics

	Third Quarter		Nine Months
(dollars in millions)	2021	2020	2021	2020
Net sales	$161.8	$144.8	$465.4	$444.2
Cost of sales	$103.1	$90.6	$302.6	$297.8
Selling, general and administrative expenses	$22.6	$27.2	$69.6	$88.1
Acquired intangible asset amortization	$0.2	$0.3	$0.6	$0.7
Operating income	$35.9	$26.7	$92.6	$57.6
Cost of sales as a % of net sales	63.7%	62.6%	65.0%	67.0%
Selling, general and administrative expenses as a % of net sales	14.0%	18.8%	15.0%	19.8%
Acquired intangible asset amortization as a % of net sales	0.1%	0.2%	0.1%	0.2%
Operating income as a % of net sales	22.2%	18.4%	19.9%	13.0%
Third quarter of 2021 compared with the third quarter of 2020
The Aerospace and Defense Electronics segment’s third quarter of 2021 net sales increased 11.7%. Operating income for the third quarter of 2021 increased 34.5%.
The third quarter of 2021 net sales reflected $9.9 million of higher sales for defense and space electronics and $7.1 million for aerospace electronics. Operating income in the third quarter of 2021 reflected the impact of higher sales and a lower cost structure due to actions taken in 2020, lower research and development costs. Research and development expense was lower by $2.8 million in the third quarter of 2021, and primarily reflected lower spending for aerospace electronics.
The third quarter of 2021 cost of sales increased $12.5 million and reflected the impact of higher sales. The cost of sales percentage increased to 63.7% for the third quarter of 2021, from 62.6%. Selling, general and administrative expenses, including research and development expense, decreased to $22.6 million in the third quarter of 2021 from $27.2 million and reflected the impact lower research and development expense, partially offset by the impact of higher net sales. The selling, general and administrative expense percentage decreased to 14.0% in the third quarter of 2021 from 18.8% and reflected the impact of lower research and development expense.
First nine months of 2021 compared with the first nine months of 2020
The Aerospace and Defense Electronics segment’s first nine months of 2021 net sales increased 4.8%. Operating income for the first nine months of 2021 increased 60.8%.
The first nine months of 2021 net sales reflected $24.9 million of higher sales for defense and space electronics, partially offset by lower sales of $3.7 million for aerospace electronics. The weakness in the commercial aerospace industry, due to COVID, has negatively affected sales of aerospace electronics. The increase in operating income in the first nine months of 2021 primarily reflected the impact of higher sales and $7.5 million of lower severance, facility consolidation cost. Research and development expense was lower by $10.7 million in the first nine months of 2021, and primarily reflected lower spending for aerospace electronics.
The first nine months of 2021 cost of sales increased by $4.8 million and reflected the impact of higher sales, partially offset by the impact of lower severance and facility consolidation costs. The cost of sales percentage decreased to 65.0% in the first nine months of 2021, from 67.0% and reflected impact of lower severance and facility consolidation costs. Selling, general and administrative expenses, including research and development expense, decreased to $69.6 million in the first nine months of 2021, compared with $88.1 million for the first nine months of 2020 and impact of lower severance, facility consolidation and lower research and development expense. The selling, general and administrative expense percentage decreased to 15.0% in the first nine months of 2021, compared with 19.8% and reflected impact of lower severance, facility consolidation and lower research and development expense.

Engineered Systems

	Third Quarter		Nine Months
(dollars in millions)	2021	2020	2021	2020
Net sales	$102.4	$101.0	$305.1	$297.0
Cost of sales	$84.6	$81.9	$248.9	$241.3
Selling, general and administrative expenses	$6.3	$6.6	$18.8	$21.0
Operating income	$11.5	$12.5	$37.4	$34.7
Cost of sales as a % of net sales	82.6%	81.1%	81.6%	81.2%
Selling, general and administrative expenses as a % of net sales	6.2%	6.5%	6.1%	7.1%
Operating income as a % of net sales	11.2%	12.4%	12.3%	11.7%
Third quarter of 2021 compared with the third quarter of 2020
The Engineered Systems segment’s third quarter of 2021 net sales increased 1.4%. Operating income for the third quarter of 2020 decreased 8.0%.
The third quarter of 2021 net sales primarily reflected higher sales of $7.8 million of engineered products, partially offset by lower sales of $6.3 million of turbine engines. The higher sales for engineered products primarily reflected increased sales from medical modeling and analysis, missile defense and marine manufacturing programs. Teledyne exited the turbine engine business in the first quarter of 2021.
The third quarter of 2021 cost of sales increased $2.7 million. The cost of sales percentage increased to 82.6% for the third quarter of 2021,from 81.1%. Selling, general and administrative expense was $6.3 million for the third quarter of 2021, compared with $6.6 million. The selling, general and administrative expense percentage decreased slightly to 6.2% for the third quarter of 2021 from 6.5%.
First nine months of 2021 compared with the first nine months of 2020
The Engineered Systems segment’s first nine months of 2021 net sales increased 2.7%. Operating income for the first nine months of 2021 increased 7.8%.
The first nine months of 2021 net sales primarily reflected higher sales of $19.5 million of engineered products and services, partially offset by lower net sales of $11.2 million for turbine engines. The higher sales for engineered products primarily reflected increased sales from missile defense, medical modeling and analysis, and marine and other manufacturing programs. Operating income in the first nine months of 2021 reflected the impact of higher sales.
The first nine months of 2021 cost of sales increased by $7.6 million and primarily reflected the impact of higher sales. The cost of sales as a percentage increased slightly to 81.6% for the first nine months of 2021,from 81.2%. Selling, general and administrative expenses, including research and development expense, decreased to $18.8 million for the first nine months of 2021, compared with $21.0 million for the first nine months of 2020. The selling, general and administrative expense percentage decreased to 6.1% for the first nine months of 2021, compared with 7.1%.
Financial Condition, Liquidity and Capital Resources
Our net cash provided by operating activities was $529.0 million for the first nine months of 2021, compared with net cash provided by operating activities of $382.5 million. The higher cash provided by operating activities in the first nine months of 2021 reflects improved working capital management, which included a focus on inventory reduction initiatives, and the cash flow contribution from FLIR, partially offset by after tax payments of $68.8 million for expenses related to the FLIR acquisition, $15.1 million in higher income tax payments and higher interest payments.
Our net cash used by investing activities was $3,790.4 million for the first nine months of 2021, compared with net cash used by investing activities of $80.9 million. The 2021 amount includes the cash portion of the purchase price for the FLIR acquisition of $3.7 billion, net of cash acquired. The first nine months of 2020 included $29.0 million for the OakGate acquisition acquired on January 5, 2020. Capital expenditures for the first nine months of 2021 and 2020 were $67.6 million and $52.0 million, respectively.
Our goodwill was $7,899.5 million at October 3, 2021 and $2,150.0 million at January 3, 2021. The increase in goodwill primarily reflected preliminary amounts recorded for the FLIR acquisition. Teledyne’s net acquired intangible assets were $2,705.2 million at October 3, 2021 and $409.7 million at January 3, 2021. The increase in the balance of net acquired intangible assets reflected preliminary amounts recorded for the FLIR acquisition. The Company is in the process of specifically identifying the amount assigned to certain assets, including acquired intangible assets, and liabilities and the related impact on taxes and goodwill for the FLIR acquisition. The amounts recorded as of October 3, 2021 are preliminary since there was insufficient time between the acquisition date and the end of the period to finalize the analysis.

Financing activities provided cash of $3,147.3 million for the first nine months of 2021, compared with cash used by financing activities of $45.9 million. The higher cash provided by financing activities in the first nine months of 2021 included the proceeds of debt incurred to fund the cash portion of the FLIR acquisition. Proceeds from the exercise of stock options were $21.4 million for the first nine months of 2021 compared with $29.5 million for the first nine months of 2020.
Total debt at October 3, 2021 was $4,441.7 million compared with $778.5 million at January 3, 2021. The debt balance at October 3, 2021, includes the debt incurred in 2021 for the cash portion of the consideration for the FLIR acquisition. At October 3, 2021, Teledyne had $288.9 million in outstanding letters of credit. At October 3, 2021, $751.1 million was available under the $1.150 billion credit facility, after reductions of $125.0 million in borrowings and $273.9 million in outstanding letters of credit. The outstanding letters of credit include a $253.6 million letter of credit to the STA related to a disputed 2018 tax reassessment issued to a FLIR subsidiary in Sweden. See Note 2 to these Notes to Condensed Consolidated Financial Statements for information regarding the STA’s reassessment of tax for the year ending December 31, 2012 related to one of FLIR’s non-operating subsidiaries in Sweden.
Our principal cash and capital requirements are to fund working capital needs, capital expenditures, income tax payments, and debt service requirements, as well as acquisitions. It is anticipated that cash on hand, operating cash flow, together with available borrowings under the $1.15 billion credit facility, will be sufficient to meet these requirements. To support acquisitions, we may raise additional capital. We currently expect to spend approximately $115.0 million for capital expenditures in 2021, of which $67.6 million has been spent in the first nine months of 2021. No cash pension contributions have been made since 2013 or are planned for the remainder of 2021 for the domestic qualified pension plans.
Our credit agreements require Teledyne to comply with various financial and operating covenants and at October 3, 2021, the Company was in compliance with these covenants. As of October 3, 2021, the Company had an adequate amount of margin between required financial covenant ratios (as required by applicable credit agreements) and our actual ratios. At October 3, 2021, the required financial ratios and the actual ratios were as follows:

$1.15 billion Credit Facility expires March 2026, $1.0 billion term loan due May 2026 and $150.0 million term loan due October 2024 (issued October 2019)
Financial Covenants	Requirement	Actual Measure
Consolidated Leverage Ratio (Net Debt/EBITDA) (a)	No more than 4.75 to 1	3.3 to 1
Consolidated Interest Coverage Ratio (EBITDA/Interest) (b)	No less than 3.0 to 1	9.6 to 1
a)    The Consolidated Leverage Ratio is equal to Net Debt/EBITDA as defined in our $1.150 billion credit agreement. Requirement changes to 4.5 to 1 for the second and third quarter of 2022 and to 4.0 to 1 for the fourth quarter of 2022 and 3.5 to 1 thereafter.
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
Actual results could differ materially from these forward-looking statements. Many factors could change anticipated results, including ongoing challenges and uncertainties posed by the COVID pandemic for businesses and governments around the world, including production, supply, contractual and other disruptions, including facility closures and furloughs and travel restrictions; the inability to integrate FLIR successfully, to retain customers and key employees and to achieve operating synergies, including the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where Teledyne and FLIR do business; changes in relevant tax and other laws; risks associated with indebtedness, including that incurred as a result of financing transactions undertaken in connection with the acquisition of FLIR, as well as our ability to reduce indebtedness and the timing thereof; the inability to develop and market new competitive products; inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements and the providing of estimates of financial measures, in accordance with U.S. GAAP and related standards; operating results of FLIR being lower than anticipated; disruptions in the global economy; customer and supplier bankruptcies; changes in demand for products sold to the defense electronics, instrumentation, digital imaging, energy exploration and production, commercial aviation, semiconductor and communications markets; funding, continuation and award of government programs; cuts to defense spending resulting from existing and future deficit reduction measures or changes to U.S. and foreign government spending and budget priorities triggered by the COVID pandemic; impacts from the United Kingdom’s exit from the European Union; uncertainties related to the policies of the U.S. Presidential Administration; the imposition and expansion of, and responses to, trade sanctions and tariffs; the continuing review and resolution of FLIR’s tax and export matters; escalating economic and diplomatic tension between China and the United States; the impact of higher inflation; semiconductor and other supply chain shortages; and threats to the security of our confidential and proprietary information, including cyber security threats. Lower oil and natural gas prices, as well as instability in the Middle East or other oil producing regions, and new regulations or restrictions relating to energy production could further negatively affect our businesses that supply the oil and gas industry. Continued weakness in the commercial aerospace industry will negatively affect the markets of our commercial aviation businesses. In addition, financial market fluctuations affect the value of the company’s pension assets. Changes in the policies of U.S. and foreign governments, including economic sanctions, could result, over time, in reductions or realignment in defense or other government spending and further changes in programs in which the Company participates. An adverse tax ruling by the Swedish Appellate Court related to a pre-acquisition assessment by the Swedish Tax Authority against a FLIR subsidiary would materially impact our cash flow.
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
Foreign Currency Exchange Rate Risk
Notwithstanding our efforts to mitigate portions of our foreign currency exchange rate risks, there can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical 10 percent price change in the U.S. dollar from its value at October 3, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy Canadian dollars and to sell U.S. dollars by approximately $11.6 million. A hypothetical 10 percent price change in the U.S. dollar from its value at October 3, 2021 would result in a decrease or increase in the fair value of our foreign currency forward contracts designated as cash flow hedges to buy British Pounds and to sell U.S. dollars by approximately $1.9 million. For additional information, see Derivative Instruments discussed in Note 4 to these condensed consolidated financial statements.

Market Risk Disclosure
We are exposed to market risk through the interest rate on our borrowings under our $1.15 billion credit facility and our $150.0 million term loan. As of October 3, 2021, we had $125.0 million in outstanding under our credit facility and $150.0 million outstanding under our term loan for a total $275.0 million. A 100 basis point increase in interest rates would result in an increase in annual interest expense of approximately $2.75 million, assuming the $275.0 million in debt was outstanding for the full year. A hypothetical 10 percent price change in the U.S. dollar from its value at October 3, 2021 would result in a decrease or increase in the fair value of our Euro/U.S. Dollar cross currency swaps designated as cash flow hedges by approximately $29.4 million. A hypothetical 10 percent increase in the U.S. interest rates at October 3, 2021 would result in an increase in the fair value of our U.S. dollar interest rate swap designated as a cash flow hedge by approximately $1.7 million.
Item 4. Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our Chairman, President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer, with the participation and assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of October 3, 2021, are effective at the reasonable assurance level.
On May 14, 2021, we acquired FLIR and, as a result, we have begun integrating certain processes, systems and controls relating to FLIR into our existing system of internal control over financial reporting in accordance with our integration plans. Except for certain processes, systems and controls relating to the integration of FLIR, during the quarter ended October 3, 2021, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors related to newly-acquired FLIR business:
Adverse findings in matters related FLIR’s historical export control practices could materially impact us
On April 24, 2018, FLIR entered into a Consent Agreement with the United States Department of State’s Directorate of Defense Trade Controls (“DDTC”) to resolve allegations regarding the unauthorized export of technical data and defense services to dual and third country nationals in certain of FLIR’s facilities, the failure to properly use and manage export licenses and export authorizations, and failures to report certain payments under 22 CFR Part 130 in potential violation of ITAR. The Consent Agreement has a four-year term and provides for: (i) a civil penalty of $30.0 million with $15.0 million of this amount suspended on the condition that the funds have or will be used for Department-approved Consent Agreement remedial compliance measures, (ii) the appointment of an external Special Compliance Official to oversee compliance with the Consent Agreement and the ITAR; (iii) two external audits of our ITAR compliance program; and (iv) continued implementation of ongoing remedial compliance measures and additional remedial compliance measures related to automated systems and ITAR compliance policies, procedures, and training. While FLIR has enhanced its trade compliance program more broadly, implemented and continues to implement remedial measures and has undergone its first external audit and just concluded its second external audit of FLIR’s ITAR compliance program, adverse disclosures and findings could materially cause incurrence of additional expenses in connection with implementation of remedial measures and result in a substantial adjustment to our revenue and net income. As of October 3, 2021, FLIR has $3.5 million remaining to be paid under the Consent Agreement. FLIR’s investments to date in remedial compliance measures have been more than sufficient to cover the $15.0 million suspension amount.
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
In April 2021, FLIR resolved allegations of misrepresentations made to BIS, between November 2012 and December 2013, in a commodity jurisdiction request relating to its newly developed Lepton uncooled focal plane arrays by an administrative settlement and fine of $0.3 million and agreeing to perform two internal audits of its EAR export compliance programs. The first internal audit has been completed and another voluntary disclosure has been filed to report potential violations.
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
No adjustments have been made for these matters in Teledyne’s current preliminary estimates of its purchase price allocation for FLIR. The final acquisition accounting adjustments for these matters may be materially different, as Teledyne obtains additional information on these matters and as additional information is made known during the post-acquisition measurement period.

Ongoing reviews of FLIR’s historical operations by foreign tax authorities could result in material tax assessments
During fiscal year 2018, the Swedish Tax Authority (“STA”) issued a reassessment of tax for the year ending December 31, 2012 to one of FLIR’s non-operating subsidiaries in Sweden. The total taxes, penalties and interest levied by the STA totals SEK 3.1 billion ($351.5 million USD). The reassessment concerns the use of tax credits applied against capital gains pursuant to European Union Council Directive 2009/133/EC, commonly referred to as the EU Merger Directive, and levied significant taxes and penalties. In March 2020, FLIR received an adverse judgment from the First Instance Court of Sweden regarding the STA’s reassessment. FLIR appealed the decision to the Administrative Court of Appeal in Stockholm, Sweden (the “Appellate Court”). After completing an extensive analysis, including consultation with outside specialists, Teledyne recorded a liability that reflects the most likely outcome for this tax matter under the acquisition method for business combinations in the third quarter of 2021. Subsequently, the Appellate Court hearing was held on September 15, 2021 and in the subsequent weeks ending on October 22, 2021, the STA and Teledyne submitted additional arguments in writing, including closing arguments. An adverse tax ruling by the Appellate Court related to a pre-acquisition assessment by the STA against a FLIR subsidiary would materially impact our cash flow.
Item 5. Other Information
First Amendment to Amended and Restated Credit Agreement
On October 26, 2021, Teledyne, as borrower and guarantor, certain of its foreign subsidiaries, as designated borrowers, and Teledyne’s domestic subsidiary Teledyne FLIR, LLC (“Teledyne FLIR”), as subsidiary guarantor, entered into an amendment (the “First Amendment to Amended and Restated Credit Agreement”) to that certain Amended and Restated Credit Agreement dated as of March 4, 2021 (the “Amended and Restated Credit Agreement”).
As amended by the First Amendment to Amended and Restated Credit Agreement, the Amended and Restated Credit Agreement includes customary language to provide for the replacement of LIBOR as a benchmark rate for determining the interest rate with respect to loans thereunder denominated in euros, Canadian dollars, Swedish krona and sterling, to provide for the recovery of any erroneous payments as may be made by the administrative agent to the lenders thereunder and to provide for certain other administrative matters.
Third Amendment to 2019 Term Loan Credit Agreement
On October 26, 2021, Teledyne and its foreign subsidiary, Teledyne Netherlands B.V., as borrowers, and Teledyne FLIR, as guarantor, entered into an amendment (the “Third 2019 Term Loan Amendment”) to Teledyne’s Amended and Restated Term Loan Credit Agreement dated as of October 30, 2019, as amended by that certain First Amendment to Amended and Restated Term Loan Agreement dated as of January 19, 2021, and as further amended by that certain Second Amendment to Amended and Restated Term Loan Agreement dated as of March 4, 2021 (the “2019 Term Loan Credit Agreement”).
As amended by the Third 2019 Term Loan Amendment, the 2019 Term Loan Credit Agreement includes customary language to provide for the phase out and replacement of LIBOR as a benchmark rate for determining the interest rate on loans thereunder, to provide for the recovery of any erroneous payments as may be made by the administrative agent to the lenders thereunder and to provide for certain other administrative matters. The amendment also provides that the applicable margin to be added to the benchmark rate in determining the interest rate will be determined by reference to the ratings established by S&P and Moody’s from time to time for Teledyne’s long term, unsecured, senior, non-credit enhanced indebtedness, rather than Teledyne’s consolidated leverage ratio.
General
In the ordinary course of their respective businesses, certain of the lenders and the other parties to the Amended and Restated Credit Agreement and the 2019 Term Loan Credit Agreement (as amended in each such case) and their respective affiliates have engaged, and may in the future engage, in commercial banking, investment banking, financial advisory or other services with Teledyne and its affiliates for which they have in the past and/or may in the future receive customary compensation and expense reimbursement.
The descriptions set forth above are qualified in their entirety by the First Amendment to Amended and Restated Credit Agreement and the Third 2019 Term Loan Amendment, copies of which are filed as exhibits to this report and are incorporated by reference herein.

Item 6.	Exhibits

(a)	Exhibits
	Exhibit 3.1	Third Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))

Exhibit 10.1
Seventh Amended and Restated Employment Agreement dated as of August 27, 2021, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))†

Exhibit 10.2
Amendment Number 2 to Employment Agreement dated as of August 27, 2021, by and between Teledyne Technologies Incorporated and Aldo Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))†

Exhibit 10.3
First Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer

Exhibit 10.4
Third Amendment to Amended and Restated Term Loan Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent.

	Exhibit 31.1	302 Certification – Robert Mehrabian

	Exhibit 31.2	302 Certification – Susan L. Main

	Exhibit 32.1	906 Certification – Robert Mehrabian

	Exhibit 32.2	906 Certification – Susan L. Main

	Exhibit 101 (INS)	XBRL Instance Document

	Exhibit 101 (SCH)	XBRL Schema Document

	Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

	Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

	Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

	Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

	Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
	†	Denotes management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELEDYNE TECHNOLOGIES INCORPORATED

DATE: October 28, 2021	By:	/s/ Susan L. Main
Susan L. Main, Senior Vice President and
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

Teledyne Technologies Incorporated
Index to Exhibits

Exhibit Number	Description
Exhibit 3.1	Third Amended and Restated Bylaws of Teledyne Technologies Incorporated (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))

Exhibit 10.1
Seventh Amended and Restated Employment Agreement dated as of August 27, 2021, by and between Teledyne Technologies Incorporated and Robert Mehrabian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))†

Exhibit 10.2
Amendment Number 2 to Employment Agreement dated as of August 27, 2021, by and between Teledyne Technologies Incorporated and Aldo Pichelli (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 27, 2021 (File No. 1-15295))†

Exhibit 10.3
First Amendment to Amended and Restated Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated, as a borrower and guarantor, the designated borrowers party thereto, the guarantor party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer

Exhibit 10.4
Third Amendment to Amended and Restated Term Loan Credit Agreement, dated as of October 26, 2021, by and among Teledyne Technologies Incorporated and Teledyne Netherlands BV, as borrowers, the guarantor party thereto and Bank of America, N.A. as administrative agent.

Exhibit 31.1	302 Certification – Robert Mehrabian

Exhibit 31.2	302 Certification – Susan L. Main

Exhibit 32.1	906 Certification – Robert Mehrabian

Exhibit 32.2	906 Certification – Susan L. Main

Exhibit 101 (INS)	XBRL Instance Document

Exhibit 101 (SCH)	XBRL Schema Document

Exhibit 101 (CAL)	XBRL Calculation Linkbase Document

Exhibit 101 (DEF)	XBRL Definition Linkbase Document XBRL Schema Document

Exhibit 101 (LAB)	XBRL Label Linkbase Document XBRL Schema Document

Exhibit 101 (PRE)	XBRL Presentation Linkbase Document XBRL Schema Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Denotes management contract or compensatory arrangement